Form 10-Q
period 2010-09-30
Ellington Financial LLC
filed 2010-11-18
CIK 1411342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34569

Ellington Financial LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0489289
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

53 Forest Avenue, Old Greenwich, Connecticut 06870

(Address of Principal Executive Office) (Zip Code)

(203) 698-1200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filers” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2010
Common Shares Representing Limited Liability Company Interests, no par value	16,497,092

ELLINGTON FINANCIAL LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	September 30, 2010	December 31, 2009
	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$117,712,224	$102,863,164

Investments and financial derivatives:
Investments at value (Cost - $1,190,037,209 and $753,892,552)	1,214,179,036	755,440,869
Financial derivatives - assets (Cost - $156,135,281 and $113,567,635)	147,153,313	123,638,023

Total investments and financial derivatives	1,361,332,349	879,078,892

Deposits with dealers held as collateral	18,083,499	23,071,006
Receivable for securities sold	1,026,530,501	513,821,219
Interest and principal receivable	5,243,224	9,297,899
Deferred offering costs	3,139,102	2,533,272
Prepaid insurance	249,005	—

Total Assets	$2,532,289,904	$1,530,665,452

LIABILITIES
Investments and financial derivatives:
Investments sold short at value (Proceeds - $894,958,301 and $509,587,384)	$893,250,608	$502,543,554
Financial derivatives - liabilities (Proceeds - $26,948,187 and $8,043,963)	33,054,923	14,045,886

Total investments and financial derivatives	926,305,531	516,589,440

Reverse repurchase agreements	476,723,000	559,978,100
Due to brokers - margin accounts	105,805,269	106,483,358
Payable for securities purchased	707,793,904	41,645,394
Accounts payable and accrued expenses	2,520,190	2,015,547
Accrued base management fee	1,172,513	1,137,018
Accrued incentive fees	2,524,272	2,274,530
Interest and dividends payable	471,850	748,052

Total Liabilities	2,223,316,529	1,230,871,439

SHAREHOLDERS’ EQUITY	308,973,375	299,794,013

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,532,289,904	$1,530,665,452

ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(11,985,670 and 11,972,113 shares issued and outstanding)	$300,215,321	$292,946,604
Additional paid-in capital - LTIP units	8,758,054	6,847,409

Total Shareholders’ Equity	$308,973,375	$299,794,013

PER SHARE INFORMATION:
Common shares, no par value	$25.78	$25.04

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2010

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Long Investments (392.97%) (a) (b) (l)

Mortgage-Backed Securities (392.97%)

Agency Securities (305.62%)

Fixed Rate Agency Securities (283.48%)

Principal and Interest - Fixed Rate Agency Securities (112.00%)

$75,851,728	Government National Mortgage Association 733597 Pool	5.00%	4/40	$81,244,312
25,328,802	Government National Mortgage Association 733660 Pool	4.50%	5/40	26,757,504
24,425,280	Federal Home Loan Mortgage Corporation A93579 Pool	5.00%	8/40	25,719,057
18,587,762	Federal National Mortgage Association 969626 Pool	6.00%	1/38	20,067,522
17,606,359	Federal Home Loan Mortgage Corporation A94009 Pool	5.00%	9/40	18,552,701
13,212,576	Federal Home Loan Mortgage Corporation A94030 Pool	4.50%	9/40	13,775,143
12,409,247	Federal National Mortgage Association AD2376 Pool	5.00%	3/40	13,161,558
12,123,319	Federal National Mortgage Association AD8541 Pool	5.50%	8/40	12,962,480
11,966,028	Federal National Mortgage Association AE5208 Pool	4.50%	9/40	12,478,324
11,188,198	Government National Mortgage Association 697753 Pool	5.00%	6/40	11,983,609
11,158,401	Federal National Mortgage Association AC1210 Pool	5.50%	7/39	11,930,771
9,931,045	Government National Mortgage Association 721342 Pool	5.00%	7/40	10,584,322
9,566,831	Federal National Mortgage Association AC3691 Pool	5.50%	10/39	10,205,118
9,287,545	Government National Mortgage Association 737198 Pool	5.00%	4/40	9,947,831
8,828,798	Federal Home Loan Mortgage Corporation A93613 Pool	5.00%	8/40	9,296,449
8,473,256	Federal Home Loan Mortgage Corporation A85728 Pool	6.00%	4/39	9,135,229

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Principal and Interest - Fixed Rate Agency Securities (112.00%) (continued)
$7,216,775	Government National Mortgage Association 741038 Pool	5.00%	8/40	$7,729,842
6,215,459	Government National Mortgage Association 740961 Pool	5.00%	7/40	6,624,319
5,965,655	Federal National Mortgage Association 970853 Pool	6.00%	12/38	6,407,021
5,318,521	Government National Mortgage Association 737176 Pool	4.50%	4/40	5,608,547
4,552,435	Government National Mortgage Association 747137 Pool	4.50%	8/40	4,810,643
4,019,302	Government National Mortgage Association 721317 Pool	5.00%	7/40	4,289,977
3,497,436	Federal National Mortgage Association 934966 Pool	6.00%	1/39	3,756,192
3,232,398	Federal Home Loan Mortgage Corporation A94013 Pool	5.00%	9/40	3,406,139
1,744,056	Federal National Mortgage Association AD1524 Pool	6.00%	1/40	1,873,089
3,482,325	Other Federal National Mortgage Association Pools	6.00%	9/39 - 2/40	3,741,240

				346,048,939

TBA - Fixed Rate Agency Securities (171.48%) (c)
140,750,000	Federal National Mortgage Association (30 Year)	4.50%	10/10	146,610,918
91,000,000	Government National Mortgage Association (30 Year)	5.00%	10/10	96,900,781
87,500,000	Federal National Mortgage Association (30 Year)	4.50%	10/10	92,025,391
67,500,000	Federal National Mortgage Association (15 Year)	4.50%	11/10	70,943,555
36,000,000	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	10/10	37,822,500
28,000,000	Federal National Mortgage Association (30 Year)	5.00%	10/10	29,478,750
20,000,000	Federal National Mortgage Association (30 Year)	6.00%	10/10	21,479,688
20,000,000	Government National Mortgage Association (30 Year)	4.50%	10/10	21,053,125
13,000,000	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	10/10	13,521,016

				529,835,724

Total Fixed Rate Agency Securities (Cost $875,722,120)				875,884,663

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Floating Rate Agency Securities (22.14%)

Principal and Interest - Floating Rate Agency Securities (22.14%)

$12,124,566	Federal National Mortgage Association 968454 Pool	5.12%	5/38	$12,728,636
9,714,389	Federal National Mortgage Association 879659 Pool	5.77%	10/36	10,215,213
9,188,508	Federal National Mortgage Association 879705 Pool	5.21%	2/38	9,678,572
7,426,930	Federal National Mortgage Association 902181 Pool	5.99%	10/36	7,845,295
7,385,144	Federal National Mortgage Association 840238 Pool	3.85%	7/35	7,749,047
5,870,557	Federal Home Loan Mortgage Corporation 1G1675 Pool	3.23%	4/37	6,109,792
4,525,531	Federal National Mortgage Association 880442 Pool	5.69%	4/36	4,812,268
3,476,133	Federal National Mortgage Association 952440 Pool	5.51%	9/37	3,679,276
3,384,158	Federal Home Loan Mortgage Corporation 1J0297 Pool	5.69%	2/37	3,570,846
1,903,810	Federal National Mortgage Association 961359 Pool	6.08%	1/38	2,017,892

Total Floating Rate Agency Securities (Cost $67,211,611)				68,406,837

Total Agency Securities (Cost $942,933,731)				944,291,500

Private Label Securities (87.35%)
Principal and Interest - Private Label Securities (83.88%)
375,270,725	Various	0.32% - 111.45%	5/19 - 5/47	259,160,679

Total Principal and Interest - Private Label Securities (Cost $242,534,079)				259,160,679

Interest Only - Private Label Securities (3.47%)
160,942,457	Various	0.50% - 6.49%	4/35 - 9/47	10,726,857

Total Interest Only - Private Label Securities (Cost $3,940,309)				10,726,857

Residual Certificates - Private Label Securities (0.00%)
232,175,009	Various	—	6/37	—

Total Residual Certificates - Private Label Securities (Cost $629,090)				—

Total Private Label Securities (Cost $247,103,478)				269,887,536

Total Mortgage-Backed Securities (Cost $1,190,037,209)				1,214,179,036

Total Long Investments (Cost $1,190,037,209)				$1,214,179,036

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Investments Sold Short (-289.10%) (d)

TBA - Fixed Rate Agency Securities Sold Short (-289.10%) (c)

$(143,000,000)	Government National Mortgage Association (30 Year)	5.00%	11/10	$(152,105,078)
(128,750,000)	Federal National Mortgage Association (30 Year)	4.50%	10/10	(134,111,230)
(91,000,000)	Government National Mortgage Association (30 Year)	5.00%	10/10	(96,900,781)
(91,000,000)	Federal National Mortgage Association (30 Year)	4.00%	10/10	(93,559,375)
(87,500,000)	Federal National Mortgage Association (30 Year)	4.50%	10/10	(92,025,391)
(87,500,000)	Federal National Mortgage Association (15 Year)	4.50%	11/10	(91,963,867)
(36,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	10/10	(37,822,500)
(34,500,000)	Government National Mortgage Association (30 Year)	4.50%	10/10	(36,316,641)
(33,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	11/10	(34,634,531)
(30,500,000)	Federal National Mortgage Association (30 Year)	6.00%	10/10	(32,756,523)
(27,000,000)	Federal National Mortgage Association (30 Year)	5.00%	10/10	(28,425,938)
(18,500,000)	Federal National Mortgage Association (30 Year)	5.50%	10/10	(19,664,924)
(16,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	10/10	(16,967,500)
(13,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	10/10	(13,521,016)
(12,000,000)	Federal National Mortgage Association (30 Year)	4.50%	11/10	(12,475,313)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$894,958,301)				(893,250,608)

Total Investments Sold Short (Proceeds -$894,958,301)				$(893,250,608)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2010 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional or Number of Contracts	Range of Expiration Dates	Value
				Expressed in U.S. Dollars

Financial Derivatives - Assets (47.63%)

Swaps (47.63%) (e)

Long Swaps:

Credit Default Swaps on Asset Backed Indices (Cost $3,875,496) (f)	Credit	80,784,430	6/36 - 9/37	$4,054,303

Short Swaps:

Credit Default Swaps on Asset Backed Securities (g)	Credit	(125,959,213)	6/34 - 12/36	102,574,132
Credit Default Swaps on Asset Backed Indices (h)	Credit	(125,328,252)	8/37 - 10/52	40,519,381
Credit Default Swaps on Corporate Bond Indices (i)	Credit	(19,700,000)	6/15	5,497

Total Swaps (Cost $156,135,281)				147,153,313

Total Financial Derivatives - Assets (Cost $156,135,281)				$147,153,313

Financial Derivatives - Liabilities (-10.70%)

Swaps (-9.73%)

Long Swaps:

Credit Default Swaps on Asset Backed Indices (Proceeds -$26,812,788) (f)	Credit	60,188,716	8/37 - 10/52	$(26,831,423)

Short Swaps:

Interest Rate Swaps (j)	Interest Rates	(70,000,000)	10/14 - 9/20	(3,064,503)
Credit Default Swaps on Asset Backed Indices (h)	Credit	(6,544,229)	9/37	(158,820)

Total Swaps (Proceeds -$26,948,187)				(30,054,746)

Futures (-0.97%)

Short Futures:

Euro-Dollar contracts (k)	Interest Rates	(990)	12/10 - 9/12	(3,000,177)

Total Futures				(3,000,177)

Total Financial Derivatives - Liabilities (Proceeds -$26,948,187)				$(33,054,923)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2010 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 and Note 8 in Notes to Consolidated Financial Statements.
(b)	At September 30, 2010, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 166.95%, 45.61%, and 93.06% of shareholders’ equity, respectively.
(c)	To Be Announced (“TBA”) securities settle on a forward basis. At settlement the purchaser generally receives agency pass-through mortgage certificates with original maturity dates typically between 15 and 30 years.
(d)	At September 30, 2010, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 163.43%, 33.32%, and 92.35% of shareholders’ equity, respectively.
(e)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	21.27%
Affiliates of Credit Suisse	8.97%
Affiliates of Deutsche Bank	6.51%

(f)	For long credit default swaps on asset backed indices, the Company sold protection.
(g)	For short credit default swaps on asset backed securities, the Company purchased protection.
(h)	For short credit default swaps on asset backed indices, the Company purchased protection.
(i)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(k)	Each contract represents a notional amount of $1,000,000.
(l)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Rating Description	Percentage of Shareholders’ Equity
Unrated but Agency-Guaranteed	305.62%
Aaa/AAA/AAA	8.55%
Aa/AA/AA	15.33%
A/A/A	6.15%
Baa/BBB/BBB	5.35%
Ba/BB/BB or below	51.97%
Unrated	0.00%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009

(UNAUDITED)

Current Principal/ Notional Amount/ Number of Contracts	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Long Investments (251.99%) (a) (b) (p)

U.S. Treasury Securities (2.25%)

$7,000,000	U.S. Treasury Note	3.38%	11/19	$6,734,635

Total U.S. Treasury Securities (Cost $6,981,860)				6,734,635

Mortgage-Backed Securities (249.73%)

Agency Securities (179.56%)

Fixed Rate Agency Securities (111.59%)

Principal and Interest - Fixed Rate Agency Securities (98.13%)

34,714,432	Federal Home Loan Mortgage Corporation A89303 Pool	5.00%	10/39	35,609,414
31,281,944	Federal National Mortgage Association 931563 Pool	5.00%	7/39	32,137,310
24,810,869	Federal National Mortgage Association AA7010 Pool	5.00%	6/39	25,539,688
24,297,795	Federal National Mortgage Association 931555 Pool	4.50%	7/39	24,267,423
21,126,037	Federal National Mortgage Association 969626 Pool	6.00%	1/38	22,429,909
16,084,407	Federal National Mortgage Association AA7781 Pool	4.50%	6/39	16,071,841
14,512,976	Federal Home Loan Mortgage Corporation A88479 Pool	6.00%	9/39	15,444,982
14,457,231	Federal National Mortgage Association 992296 Pool	5.50%	1/39	15,160,892
12,216,156	Federal Home Loan Mortgage Corporation A81799 Pool	6.50%	9/38	13,167,680
11,596,693	Federal National Mortgage Association AC1210 Pool	5.50%	7/39	12,214,564
10,829,097	Federal National Mortgage Association 991126 Pool	6.00%	1/39	11,475,459
10,472,183	Federal National Mortgage Association AA8720 Pool	5.00%	6/39	10,779,804
10,443,398	Federal National Mortgage Association 931603 Pool	4.50%	7/39	10,430,344
9,874,131	Federal National Mortgage Association 931511 Pool	5.50%	7/39	10,355,495
8,824,543	Federal Home Loan Mortgage Corporation A85728 Pool	6.00%	4/39	9,391,255

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount/ Number of Contracts	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (98.13%) (continued)

$8,107,716	Federal National Mortgage Association AA9129 Pool	5.50%	8/39	$8,496,633
7,409,648	Federal National Mortgage Association 970853 Pool	6.00%	12/38	7,862,331
5,118,273	Federal Home Loan Mortgage Corporation A87956 Pool	5.00%	8/39	5,253,427
4,396,960	Federal National Mortgage Association 934966 Pool	6.00%	1/39	4,663,525
1,690,818	Federal National Mortgage Association AC0766 Pool	6.00%	9/39	1,793,324
1,558,710	Federal National Mortgage Association 902880 Pool	6.00%	11/36	1,652,719

				294,198,019

TBA - Fixed Rate Agency Securities (13.46%) (c)

20,000,000	Federal National Mortgage Association (30 Year)	4.00%	1/10	19,331,250
10,000,000	Federal National Mortgage Association (30 Year)	4.00%	2/10	9,633,594
8,250,000	Federal National Mortgage Association (30 Year)	4.50%	1/10	8,235,820
3,000,000	Government National Mortgage Association (30 Year)	5.50%	1/10	3,144,375

				40,345,039

Total Fixed Rate Agency Securities (Cost $334,451,930)				334,543,058

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount/ Number of Contracts	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Floating Rate Agency Securities (67.97%)

Principal and Interest - Floating Rate Agency Securities (67.97%)

$24,670,643	Federal Home Loan Mortgage Corporation 1J1558 Pool	6.20%	1/37	$26,074,250
22,267,072	Federal Home Loan Mortgage Corporation 1N1428 Pool	5.74%	2/37	23,399,863
19,431,122	Federal National Mortgage Association 946842 Pool	5.71%	9/37	20,419,774
19,341,420	Federal National Mortgage Association 840243 Pool	4.45%	8/35	20,135,281
17,394,041	Federal National Mortgage Association 968454 Pool	5.12%	5/38	18,274,575
16,328,189	Federal National Mortgage Association 918119 Pool	5.55%	5/37	16,999,537
15,426,363	Federal National Mortgage Association 909945 Pool	5.84%	2/37	16,240,263
10,819,119	Federal Home Loan Mortgage Corporation 1N1460 Pool	5.94%	1/37	11,397,635
9,936,519	Federal National Mortgage Association 840238 Pool	4.73%	7/35	10,406,531
8,858,659	Federal National Mortgage Association 914820 Pool	6.01%	4/37	9,389,551
8,834,947	Federal Home Loan Mortgage Corporation 1G1675 Pool	5.27%	4/37	9,124,360
7,633,178	Federal National Mortgage Association 886455 Pool	6.12%	8/36	8,007,600
7,539,919	Federal Home Loan Mortgage Corporation 1J1652 Pool	5.79%	5/37	7,841,399
5,813,015	Federal National Mortgage Association 952440 Pool	5.77%	9/37	6,049,634

Total Floating Rate Agency Securities (Cost $197,937,966)				203,760,253

Total Agency Securities (Cost $532,389,896)				538,303,311

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount/ Number of Contracts	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Private Label Securities (70.17%)

Principal and Interest - Private Label Securities (66.17%)

$345,186,599	Various	0.30% - 111.94%	3/25 - 5/47	$198,361,316

Total Principal and Interest - Private Label Securities (Cost $205,747,380)				198,361,316

Interest Only - Private Label Securities (4.00%)

265,467,157	Various	0.50% - 6.51%	4/35 - 9/47	12,002,080

Total Interest Only - Private Label Securities (Cost $7,494,892)				12,002,080

Residual Certificates - Private Label Securities (0.00%)

257,483,379	Various	-	6/37	335

Total Residual Certificates - Private Label Securities (Cost $697,664)				335

Total Private Label Securities (Cost $213,939,936)				210,363,731

Total Mortgage-Backed Securities (Cost $746,329,832)				748,667,042

Options (0.01%) (d)

284	S&P 500 Index Put Options Purchased	-	3/10	39,192

Total Options (Cost $580,860)				39,192

Total Long Investments (Cost $753,892,552)				$755,440,869

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount/ Number of Contracts	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Investments Sold Short (-167.63%) (e)

TBA - Fixed Rate Agency Securities Sold Short (-167.63%) (c)

$(178,750,000)	Federal National Mortgage Association (30 Year)	4.50%	1/10	$(178,442,773)
(124,000,000)	Federal National Mortgage Association (30 Year)	5.00%	1/10	(127,293,750)
(60,000,000)	Federal National Mortgage Association (30 Year)	5.50%	1/10	(62,831,250)
(40,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/10	(41,018,749)
(36,500,000)	Federal National Mortgage Association (30 Year)	6.00%	1/10	(38,655,782)
(20,000,000)	Federal National Mortgage Association (30 Year)	4.00%	1/10	(19,331,250)
(15,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	6.00%	1/10	(15,907,031)
(10,000,000)	Federal National Mortgage Association (30 Year)	4.00%	2/10	(9,633,594)
(6,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	1/10	(6,285,000)
(3,000,000)	Government National Mortgage Association (30 Year)	5.50%	1/10	(3,144,375)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$509,587,384)				(502,543,554)

Total Investments Sold Short (Proceeds -$509,587,384)				$(502,543,554)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional or Number of Contracts	Range of Expiration Dates	Value
				Expressed in U.S. Dollars
Financial Derivatives - Assets (41.24%)
Swaps (41.24%) (f)
Long Swaps:
Other Swaps	Credit	8,700,000	9/13 - 6/14	$257,212
Short Swaps:
Credit Default Swaps on Asset Backed Securities (g)	Credit	(113,743,916)	6/34 - 12/36	95,199,131
Credit Default Swaps on Asset Backed Indices (h)	Credit	(43,482,040)	8/37 - 10/52	19,596,453
Credit Default Swaps on Corporate Bonds (i)	Credit	(36,325,000)	3/13 - 12/14	8,475,895
Interest Rate Swaps (j)	Interest Rates	(11,000,000)	10/14	109,332

Total Swaps (Cost $113,567,635)				123,638,023

Total Financial Derivatives - Assets (Cost $113,567,635)				$123,638,023

Financial Derivatives - Liabilities (-4.69%)
Swaps (-4.33%)
Long Swaps:
Credit Default Swaps on Asset Backed Securities (Proceeds -$6,666,250) (k)	Credit	15,252,372	5/34 - 9/36	$(10,547,540)
Credit Default Swaps on Asset Backed Indices (Proceeds -$2,063,750) (l)	Credit	3,250,000	8/37	(1,878,143)
Short Swaps:
Total Return Swaps (m)	Equity Market	(11,447,595)	4/10 - 5/10	(87,798)
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(19,542,400)	12/13	(459,941)

Total Swaps (Net Proceeds -$8,043,963)				(12,973,422)

Futures (-0.36%)
Short Futures:
Euro-Dollar contracts (o)	Interest Rates	(1,257)	3/10 - 9/11	(1,072,464)

Total Futures				(1,072,464)

Total Financial Derivatives - Liabilities (Net Proceeds -$8,043,963)				$(14,045,886)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

(UNAUDITED)

(a)	See Note 2 and Note 8 in Notes to Consolidated Financial Statements.
(b)	At December 31, 2009, the Company’s long investments guaranteed by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association represented 52.27% and 126.24% of shareholders’ equity, respectively.
(c)	To Be Announced (“TBA”) securities settle on a forward basis. At settlement the purchaser generally receives agency pass-through mortgage certificates with original maturity dates typically between 15 and 30 years.
(d)	Each contract represents the option to sell the S&P 500 index on a specified date at a specified price with each contract point representing $100.
(e)	At December 31, 2009, the Company’s short investments guaranteed by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association represented 21.08% and 145.50% of shareholders’ equity, respectively.
(f)	The following table shows the appreciated value of the Company’s swap contracts by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	21.72%
Affiliates of Credit Suisse	15.73%

(g)	For short credit default swaps on asset backed securities, the Company purchased protection.
(h)	For short credit default swaps on asset backed indices, the Company purchased protection.
(i)	For short credit default swaps on corporate bonds, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONCLUDED)

(UNAUDITED)

(k)	For long credit default swaps on asset backed securities, the Company sold protection.
(l)	For long credit default swaps on asset backed indices, the Company sold protection.
(m)	Notional amount represents number of underlying shares or par value times the closing price of the underlying security.
(n)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(o)	Each contract represents a notional amount of $1,000,000.
(p)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, respectively; as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Rating Description	Percentage of Shareholders’ Equity
U.S. Treasury Securities	2.25%
Unrated but Agency-Guaranteed	179.56%
Aaa/AAA/AAA	10.80%
Aa/AA/AA	12.54%
A/A/A	5.00%
Baa/BBB/BBB	2.66%
Ba/BB/BB or below	39.17%
Unrated	0.01%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009
	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$10,859,011	$14,275,393	$33,574,261	$37,209,523

EXPENSES
Base management fee	1,172,513	1,151,178	3,384,765	3,109,724
Incentive fee	2,524,273	8,191,751	3,006,988	16,599,124
Share-based LTIP expense	459,533	1,012,656	1,959,733	2,835,656
Interest expense	921,238	597,184	2,600,642	1,609,205
Professional fees	542,807	605,308	1,444,943	1,663,235
Compensation expense	210,000	—	710,000	—
Insurance expense	285,000	151,638	845,000	369,771
Agency and administration fees	184,829	154,210	531,024	435,037
Custody and other fees	167,551	110,776	426,474	348,043
Directors’ fees and expenses	68,653	60,500	202,039	161,500

Total expenses	6,536,397	12,035,201	15,111,608	27,131,295

NET INVESTMENT INCOME (LOSS)	4,322,614	2,240,192	18,462,653	10,078,228

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	(2,697,230)	8,619,569	9,617,853	(12,195,810)
Swaps	(3,867,746)	(6,785,374)	3,352,106	13,996,499
Futures	(581,249)	(190,171)	(1,607,129)	(228,982)
Purchased options	—	(1,678,722)	(580,860)	(2,326,785)

	(7,146,225)	(34,698)	10,781,970	(755,078)

Change in net unrealized gain (loss) on:
Investments	23,769,183	28,895,446	16,715,705	80,595,904
Swaps	(4,348,295)	283,929	(17,229,456)	(6,798,249)
Futures	(579,038)	(1,058,513)	(1,927,713)	(1,508,363)
Purchased options	—	(209,230)	541,668	(1,133,400)

	18,841,850	27,911,632	(1,899,796)	71,155,892

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	11,695,625	27,876,934	8,882,174	70,400,814

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$16,018,239	$30,117,126	$27,344,827	$80,479,042

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.30	$2.45	$2.21	$6.47

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009
	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income (loss)	$4,322,614	$2,240,192	$18,462,653	$10,078,228
Net realized gain (loss) on investments and financial derivatives	(7,146,225)	(34,698)	10,781,970	(755,078)
Change in net unrealized gain (loss) on investments and financial derivatives	18,841,850	27,911,632	(1,899,796)	71,155,892

Net increase (decrease) in shareholders’ equity resulting from operations	16,018,239	30,117,126	27,344,827	80,479,042

CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Shares issued in connection with incentive fee payment	—	840,737	275,689	840,737
Dividends paid	(1,854,851)	(18,477,003)	(20,400,887)	(18,477,003)
Shares repurchased	—	—	—	(7,331,000)
Share-based LTIP awards	459,533	1,012,656	1,959,733	2,835,656
Special distribution to Ellington Financial Management LLC	—	—	—	(1,787,027)

Net increase (decrease) in shareholders’ equity from shareholder transactions	(1,395,318)	(16,623,610)	(18,165,465)	(23,918,637)

Net increase (decrease) in shareholders’ equity	14,622,921	13,493,516	9,179,362	56,560,405
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	294,350,454	284,144,533	299,794,013	241,077,644

SHAREHOLDERS’ EQUITY, END OF PERIOD	$308,973,375	$297,638,049	$308,973,375	$297,638,049

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009
	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$27,344,827	$80,479,042
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	1,899,796	(71,155,892)
Net realized (gain) loss on investments and financial derivatives	(10,781,970)	755,078
Amortization of premiums and accretion of discounts (net)	(5,748,761)	(7,889,321)
Purchase of investments	(2,298,598,968)	(1,315,520,455)
Proceeds from disposition of investments	1,808,693,771	810,152,262
Proceeds from principal payments of investments	88,706,643	74,902,068
Proceeds from investments sold short	894,958,301	586,898,945
Repurchase of investments sold short	(529,747,733)	(39,937,401)
Payments made to open financial derivatives	(219,775,962)	(105,898,375)
Proceeds received to close financial derivatives	177,147,934	137,266,254
Proceeds received to open financial derivatives	73,351,913	389,999
Payments made to close financial derivatives	(52,642,330)	(18,017,877)
Shares issued in connection with incentive fee payment	275,689	840,737
Share-based LTIP expense	1,959,733	2,835,656
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	—	4,528,875
(Increase) decrease in receivable for securities sold	(512,709,282)	(684,003,624)
(Increase) decrease in deposits with dealers held as collateral	4,987,507	605,907
(Increase) decrease in interest and principal receivable	4,054,675	(217,267)
(Increase) decrease in prepaid insurance	(249,005)	309,022
Increase (decrease) in liabilities:
Increase (decrease) in due to brokers - margin accounts	(678,089)	(10,417,750)
Increase (decrease) in payable for securities purchased	666,148,510	272,055,537
Increase (decrease) in accounts payable and accrued expenses	504,643	1,303,603
Increase (decrease) in incentive fee payable	249,742	8,191,751
Increase (decrease) in interest and dividends payable	(276,202)	(178,929)
Increase (decrease) in base management fee payable	35,495	843,625

Net cash provided by (used in) operating activities	119,110,877	(270,878,530)

Cash flows provided by (used in) financing activities:
Shares repurchased	—	(7,331,000)
Deferred offering costs paid	(605,830)	(1,565,600)
Special distribution to Ellington Financial Management LLC	—	(1,837,310)
Dividends paid	(20,400,887)	(18,477,003)
Reverse repurchase agreements, net of repayments	(83,255,100)	324,037,856

Net cash provided by (used in) financing activities	(104,261,817)	294,826,943

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,849,060	23,948,413
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	102,863,164	61,400,254

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,712,224	$85,348,667

Supplemental disclosure of cash flow information:
Interest paid	$2,795,653	$1,715,250

Shares issued in connection with incentive fee payment (non-cash)	$275,689	$840,737

Share-based LTIP awards (non-cash)	$1,959,733	$2,835,656

Aggregate TBA trade activity (buys + sells) (non-cash)	$10,645,380,011	$2,168,704,767

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Investment Objective

Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. EF Securities LLC, a wholly owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on October 12, 2007 and commenced operations on November 30, 2007. EF Mortgage LLC, a wholly owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF CMO LLC, a wholly owned consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. Ellington Financial LLC, EF Securities LLC, EF Mortgage LLC and EF CMO LLC are hereafter collectively referred to as the “Company”. All inter-company accounts are eliminated in consolidation.

On October 14, 2010, the Company closed its initial public offering of its common shares representing limited liability company interests, or common shares, pursuant to which it sold 4,500,000 common shares to the public at a public offering price of $22.50. The Company raised approximately $101.3 million in gross proceeds, resulting in net proceeds of approximately $95.0 million, after deducting approximately $2.9 million in underwriting discounts and approximately $3.4 million in other expenses related to the initial public offering. The Company’s common shares trade on the New York Stock Exchange under the symbol “EFC”.

The Company specializes in various fixed income investment strategies, with a current focus on non-agency residential mortgage-backed securities, or RMBS, and asset-backed securities, or ABS.

The Company’s primary objective is to generate attractive risk-adjusted returns by constructing a portfolio of investments (that may also include direct investments in mortgage-related business platforms) and by implementing a strategy that can generate high risk-adjusted returns on these investments.

Ellington Financial Management, LLC (“EFM” or the “Manager”) is a registered investment advisor that serves as the Manager to the Company pursuant to the terms of the Amended and Restated Management Agreement dated July 1, 2009 (the “Management Agreement”). EFM is an affiliate of Ellington Management Group, LLC, an investment management firm and also a registered investment advisor. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the board of directors.

2. Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for fair presentation, have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

In June 2007, the AICPA issued Amendments to ASC 946-10 (ASC 946), Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“ASC 946”). ASC 946 was effective for fiscal years beginning on or after December 15, 2007 with earlier application encouraged. After the Company’s adoption of ASC 946, the FASB issued guidance which effectively delayed indefinitely the effective date of ASC 946. However, this additional guidance explicitly permitted entities that had early adopted ASC 946 before December 31, 2007 to continue to apply the provisions of ASC 946. The Company has elected to continue to apply the provisions of ASC 946. ASC 946 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”). The Guide provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company of an investment company or an equity method investor in an investment company. Effective August 17, 2007, the Company adopted ASC 946 and follows its provisions, which, among other things, requires that investments be reported at fair value in the financial statements. The following is a summary of significant accounting policies followed by the Company.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(A) Valuation: The Company applies ASC 820-10, Fair Value Measurement and Disclosures (“ASC 820-10”), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets,

•	Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly, and

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.

(B) Securities Transactions and Investment Income: Securities transactions are recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Principal write-offs are generally treated as realized losses. Interest income is recorded as earned. Generally, the Company accretes market discounts and amortizes market premiums on debt securities using the effective yield method and classifies paydown gains or losses as interest income. Accretion of market discounts and amortization of market premiums require the use of a significant amount of judgment and the application of several assumptions including, but not limited to, prepayment and default rate assumptions.

(C) Cash and Cash Equivalents: During the current period the Company added classifications to the Consolidated Statement of Cash Flows and accordingly has conformed the prior period presentation. Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of September 30, 2010, 30%, 34% and 36% of cash and cash equivalents were held in the BlackRock Liquidity Temp Fund, the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively. As of December 31, 2009, 34%, 39%, 19% and 8% of cash and cash equivalents were held in the BlackRock Liquidity Temp Fund, the JP Morgan Prime Money Market Premier Fund, the JP Morgan US Treasury Plus Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively.

(D) Financial Derivatives: The Company enters into various types of financial derivatives. The two major types utilized are swaps and futures.

Swaps: The Company may enter into various types of swaps, including interest rate swaps, total return swaps, and credit default swaps. The primary risk associated with the Company’s interest rate swap activity is interest rate risk. The primary risk associated with the Company’s total return swap activity currently is equity market risk. The primary risk associated with the Company’s credit default swaps is credit risk.

The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. To help mitigate interest rate risk, the Company enters into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating rate of interest on a notional principal amount and receives a fixed rate on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates.

The Company enters into total return swaps in order take a “long” or “short” position with respect to an underlying referenced asset. The Company is subject to market price volatility of the underlying referenced asset. A total return swap involves commitments to pay interest in exchange for a market-linked return based on a notional amount. To the extent that the total return of the security, group of securities or index underlying the transaction exceeds or falls short of the offsetting interest obligation, the Company will receive a payment from or make a payment to the counterparty.

The Company enters into credit default swaps. A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a “credit event” in relation to a

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

“reference amount” or notional amount of a credit obligation (usually a bond or loan). The definition of a credit event often varies from contract to contract. A credit event may occur (i) when the underlying reference asset(s) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset backed securities and indices, when the underlying reference obligation is downgraded below a certain rating level or (iii) with respect to credit default swaps referencing corporate entities and indices, upon the bankruptcy of the underlying reference obligor. The Company typically writes (sells) protection to take a “long” position or purchases (buys) protection to take a “short” position with respect to underlying reference assets or to hedge exposure to other investment holdings.

As of September 30, 2010, the Company is party to credit derivatives contracts in the form of credit default swaps on mortgage/asset backed securities and indices (ABSCDS). As a seller of credit protection via ABSCDS, the Company receives periodic payments from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at September 30, 2010 and December 31, 2009, respectively, are summarized below:

Single Name and Index Credit Default Swaps (Asset Backed Securities)	Amount at September 30, 2010	Amount at December 31, 2009

Fair Value of Written Credit Derivatives, Net	$(22,777,120)	$(12,425,683)

Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$30,399,155	$2,528,269

Notional Amount of Written Credit Derivatives(2)	$(140,973,146)	$(18,502,372)

Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$74,126,146	$4,375,000

(1)	Offsetting transactions with third parties include purchased credit derivatives to the extent they offset written credit derivatives which have the same reference obligation.
(2)	The notional amount is the maximum amount that a seller of ABSCDS would be obligated to pay, and a buyer of credit protection would receive upon occurrence of a “credit event.” Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under an ABSCDS contract may be offset against amounts due or owed on other ABSCDS contracts with the same ISDA counterparty.

Unless terminated by mutual agreement by both the buyer and seller, ABSCDS contracts typically terminate at the earlier of the (i) date the buyer of protection delivers the reference asset to the seller in exchange for payment of the notional balance following the occurrence of a credit event or (ii) date the reference asset is paid off in full, retired, or otherwise ceases to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of an underlying reference asset has deteriorated, credit spreads combined with a percentage of notional amounts paid up front (points up front) are frequently used as an indication of ABSCDS risk. ABSCDS credit protection sellers entering the market would expect to be paid a percentage of the current notional balance up front (points up front) approximately equal to the fair value of the contract in order to write protection on the reference assets underlying the Company’s ABSCDS contracts. Stated spreads at September 30, 2010 on ABSCDS contracts where the Company wrote protection range between 9 and 458 basis points on contracts that were outstanding at this date. Stated spreads at December 31, 2009 on ABSCDS contracts where the Company wrote protection range between 9 and 85 basis points on contracts that were outstanding at this date. However, participants entering the market at September 30, 2010 and December 31, 2009, would likely transact on similar contracts with material points upfront given these spreads. Total net up-front payments received relating to ABSCDS contracts outstanding at September 30, 2010 and December 31, 2009 were $22.9 million and $8.7 million, respectively.

Swaps change in value with movements in interest rates or total return of the referenced securities. During the term of swap contracts, changes in value are recognized as unrealized gains or losses. When the contracts are terminated, the Company will realize a gain or loss equal to the difference between the proceeds from (or cost of) the

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

closing transaction and the Company’s basis in the contract, if any. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. Upfront payments paid/received by the Company to open swap contracts are recorded as an asset and/or liability on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity and are recorded as a realized gain or loss on the termination date. The Company may be required to deliver or receive cash or securities as collateral upon entering into swap transactions.

The Company’s swap contracts are generally governed by ISDA trading agreements, which are separately negotiated agreements with dealer counterparties. Changes in the relative value of the swap transactions may require the Company or the counterparty to post or receive additional collateral. Typically, a collateral payment or receipt is triggered based on the net change in the value of all contracts governed by a particular ISDA trading agreement. Collateral received from counterparties is included in Due to brokers—margin accounts on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Collateral paid to counterparties is included in Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Entering into swap contracts involves market risk in excess of amounts recorded on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity.

Futures Contracts: A futures contract is an agreement between two parties to buy and sell a financial instrument for a set price on a future date. The Company enters into Euro-dollar futures contracts to hedge its interest rate risk. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. Variation margin payments are made or received periodically, depending upon whether unrealized gains or losses are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company’s basis in the contract.

Written Options: The Company may write options. When the Company writes an option, an amount equal to the premium received is recorded as a liability and is subsequently marked-to-market. Premiums received for writing options that expire unexercised are recognized on the expiration date as realized gains. If an option is exercised, the premium received is subtracted from the cost of purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums received. The Company may be required to deliver or receive cash or securities as collateral upon entering into certain option transactions. Movements in the value of the option transactions may require the Company or the counterparty to post additional collateral. Since its inception, the Company has not written any options.

Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset backed securities, credit default swaps on asset backed indices, credit default swaps on corporate bonds, interest rate swaps, total return swaps, euro dollar futures contracts, and other swaps.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Gains and losses on the Company’s derivative contracts for the three and nine month period ended September 30, 2010 and 2009 are summarized in the tables below:

2010:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2010	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2010	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2010	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2010
Financial derivatives -assets
Credit Default Swaps on Asset Backed Securities	Credit	$(2,683,184)	$(1,646,712)	$8,787,335	$(16,802,409)
Credit Default Swaps on Asset Backed Indices	Credit	(891,664)	(722,952)	(5,184,323)	934,231
Credit Default Swaps on Corporate Bond Indices	Credit	(49,797)	(166,100)	(47,608)	(167,495)
Credit Default Swaps on Corporate Bonds	Credit	—	—	(2,281,392)	(2,650,145)
Other Swaps	Credit	—	—	335,312	(257,212)
Interest Rate Swaps	Interest Rates	125,261	—	—	(109,332)

		(3,499,384)	(2,535,764)	1,609,324	(19,052,362)

Financial derivatives - liabilities
Credit Default Swaps on Asset Backed Securities	Credit	—	—	(1,657,578)	3,881,292
Credit Default Swaps on Asset Backed Indices	Credit	(243,101)	37,436	6,280,681	(227,659)
Credit Default Swaps on Corporate Bond Indices	Credit	—	—	(1,003,740)	1,145,978
Total Return Swaps	Equity Market	—	—	(853,876)	87,798
Interest Rate Swaps	Interest Rates	(125,261)	(1,849,967)	(1,022,705)	(3,064,503)

		(368,362)	(1,812,531)	1,742,782	1,822,906

Futures contracts
Short Euro-Dollar contracts	Interest Rates	(581,249)	(579,038)	(1,607,129)	(1,927,713)

Total		$(4,448,995)	$(4,927,333)	$1,744,977	$(19,157,169)

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2009:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2009	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2009	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2009	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2009
Financial derivatives - assets
Credit Default Swaps on Asset Backed Securities	Credit	$(2,133,967)	$4,100,082	$6,876,076	$(2,193,563)
Credit Default Swaps on Asset Backed Indices	Credit	328,928	(4,974,904)	14,581,233	(4,442,963)
Credit Default Swaps on Corporate Bond Indices	Credit	(74,696)	(132,057)	(224,088)	(385,171)
Credit Default Swaps on Corporate Bonds	Credit	(404,234)	1,035,092	(913,444)	(967,600)
Total Return Swaps	Equity Market	(1,889,354)	353,195	(801,721)	96,337
Other Swaps	Credit	—	95,405	—	95,405

		(4,173,323)	476,813	19,518,056	(7,797,555)

Financial derivatives - liabilities
Credit Default Swaps on Asset Backed Securities	Credit	22,392	(180,550)	(342,005)	(1,455,489)
Credit Default Swaps on Corporate Bond Indices	Credit	—	(150,500)	—	(150,500)
Credit Default Swaps on Corporate Bonds	Credit	—	—	625	—
Total Return Swaps	Equity Market	(1,231,873)	45,748	(1,242,807)	166,226
Interest Rate Swaps	Interest Rates	(1,402,570)	92,418	(3,937,370)	2,439,069

		(2,612,051)	(192,884)	(5,521,557)	999,306

Futures contracts
Short Euro-Dollar contracts	Interest Rates	(190,171)	(1,058,513)	(228,982)	(1,508,363)

Total		$(6,975,545)	$(774,584)	$13,767,517	$(8,306,612)

Swap assets are included in Financial Derivatives—Assets on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Swap liabilities are included in Financial Derivatives—Liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized depreciation on futures contracts is included in Financial Derivatives—Liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For interest rate swaps, credit default swaps and futures, notional amounts reflected on the Consolidated Condensed Schedule of

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Investments represent approximately 221%, 132%, and 85%, respectively, of average monthly notional amounts of each such category outstanding during the nine month period ended September 30, 2010. For interest rate swaps, credit default swaps, total return swaps, other swaps and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 11%, 96%, 111%, 130% and 216%, respectively, of average monthly notional amounts of each such category outstanding during the year ended December 31, 2009. The Company uses average monthly notional amount outstanding to indicate the volume of activity with respect to these instruments.

(E) Short Sales: When the Company sells securities short, it typically satisfies its security delivery settlement obligation by obtaining the security sold from the same or a different counterparty via repurchase agreement. The Company generally is required to deliver cash or securities as collateral to the repurchase agreement counterparty. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received.

(F) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to repurchase at an agreed-upon price and date. Interest on the value of repurchase and reverse repurchase agreements issued and outstanding is based upon competitive market rates at the time of issuance. The Company accounts for reverse repurchase agreements as collateralized borrowings. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. The Company enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. There are no repurchase and reverse repurchase agreements netted in the consolidated financial statements.

Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At September 30, 2010, the Company’s open reverse repurchase agreements had remaining terms that ranged from 1 to 270 days and they had interest rates ranging from 0.27% to 2.46% as of that date. At September 30, 2010, approximately 82% of open reverse repurchase agreements were with four counterparties. At December 31, 2009, the Company’s open reverse repurchase agreements had remaining terms that ranged from 4 to 236 days and had interest rates ranging from (0.01)% to 2.75% as of that date. The negative borrowing rate relates to a single reverse repurchase agreement involving a Treasury holding. At December 31, 2009, market demand for this Treasury security was such that the lender was willing to pay interest to the Company in order to access the security as collateral under the reverse repurchase arrangement. At December 31, 2009, approximately 79% of open reverse repurchase agreements were with three counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of September 30, 2010 and December 31, 2009, the Company did not have any material seller financing. No transactions are accounted for as linked transactions at September 30, 2010 and December 31, 2009.

(G) Purchased Options: The Company has entered into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid.

(H) When-Issued/Delayed Delivery Securities: The Company may purchase or sell securities on a when-issued or delayed delivery basis. Securities purchased or sold on a when-issued basis are traded for delivery beyond the normal settlement date at a stated price or yield, and no income accrues to the purchaser prior to settlement. Purchasing or selling securities on a when-issued or delayed delivery basis involves the risk that the market price or yield at the time of settlement may be lower or higher than the agreed-upon price or yield, in which case a realized loss may be incurred.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier- month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of September 30, 2010, total assets included $529.8 million of TBAs as well as $895.1 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2009, total assets included $40.3 million of TBAs as well as $510.5 million of receivable for securities sold relating to unsettled TBA sales.

As of September 30, 2010, total liabilities included $893.3 million of TBAs sold short as well as $529.8 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2009, total liabilities included $502.5 million of TBAs sold short as well as $41.6 million of payable for securities purchased relating to unsettled TBA purchases. On a net basis, as of September 30, 2010, the Company held a net short position in TBAs of $363.5 million while at December 31, 2009, the Company held a net short position in TBAs of $462.2 million.

(I) Offering Costs/Placement Fees/Deferred Offering Costs: Offering costs and placement fees are charged against shareholders’ equity. Costs associated with the Company’s public offering of common shares, which closed on October 14, 2010, have been capitalized as of September 30, 2010.

(J) LTIP Units: Long term incentive plan units (“LTIP units”), have been issued to independent directors as well as the Manager. Costs associated with LTIP units issued to independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting period for units issued to independent directors under the Ellington Incentive Plan for Individuals (the “Director LTIP”) is one year for the grants awarded on August 17, 2007 and October 1, 2009, and nine months for the grant awarded on December 31, 2008. Vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the “Manager LTIP”) occurs over a three year period with one-third of the units vesting at the end of each year. The cost of the Manager LTIP units fluctuates with the price per share until the vesting date, whereas the cost of the Director LTIP units is based on the price per share at the initial grant date. As of September 30, 2010, all LTIPs granted to the Manager were fully vested.

(K) Dividends: Dividends payable are recorded in the consolidated financial statements on the ex-dividend date.

(L) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease total number of shares outstanding and issued.

(M) Earnings Per Share (“EPS”): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders’ equity resulting from operations after adjusting for the impact of long term incentive plan units deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding long term incentive units. Because the Company’s long term incentive plan units are deemed to be participating securities, and the Company has no other equity securities outstanding, basic and diluted EPS are the same. See Note 7 for EPS computations.

(N) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis.

The Company follows the provisions of ASC 740-10, Income Taxes (“ASC 740-10”), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals of litigation process, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce shareholders’ equity. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2009, 2008 or 2007 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year.

The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management’s conclusions regarding ASC 740-10 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance from the FASB, and on-going analyses of tax laws, regulations and interpretations thereof.

(O) Principles of Consolidation: These consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated.

(P) Subsequent Events: The Company applies the provisions of ASC 855-10, Subsequent Events, in the preparation of its consolidated financial statements. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

(Q) Recent Accounting Pronouncements: In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements. This amends Subtopic 820-10 to require new disclosures for transfers in and out of Levels 1 and 2, and reporting gross activity in Level 3 fair value measurements, and clarifies the level of detail of existing disclosures. The new disclosures and clarifications are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of reporting certain gross activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

3. Valuation

The following is a description of the valuation methodologies used for the Company’s financial instruments.

Level 1 valuation methodologies include the observation of quoted prices (unadjusted) for identical assets or liabilities in active markets, often received from widely recognized data providers.

Level 2 valuation methodologies include the observation of (i) quoted prices for similar assets or liabilities in active markets, (ii) inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves) in active markets and (iii) quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 fair value methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment and default rate assumptions, and (ii) the solicitation of valuations from third-parties (typically, broker-dealers). Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment and default rate assumptions. The Manager utilizes such information to assign a good faith valuation (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments. The Manager has been able to obtain third-party valuations on the vast majority of the Company’s financial instruments and expects to continue to solicit third-party valuations on substantially all of the Company’s financial instruments in the future to the extent practical.

The Manager uses its judgment based on its own models, the assessments of its portfolio managers, and third-party valuations it obtains, to determine and assign fair values to the Company’s Level 3 financial instruments. Because of the inherent uncertainty of valuation, estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at September 30, 2010:

Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at value-
U.S. Treasury and agency residential mortgage-backed securities	$—	$944,291,500	$—	$944,291,500
Private label residential mortgage-backed securities	—	—	269,887,536	269,887,536

Total investments at value	—	944,291,500	269,887,536	1,214,179,036

Financial derivatives-assets-
Credit default swaps on corporate indices	—	5,497	—	5,497
Credit default swaps on asset backed securities	—	—	102,574,132	102,574,132
Credit default swaps on asset backed indices	—	44,573,684	—	44,573,684

Total financial derivatives-assets	—	44,579,181	102,574,132	147,153,313

Total investments and financial derivatives- assets	$—	$988,870,681	$372,461,668	$1,361,332,349

Liabilities:
Investments sold short-
U.S. Treasury and agency residential mortgage-backed securities	$—	$(893,250,608)	$—	$(893,250,608)

Financial derivatives-liabilities-
Credit default swaps on asset backed indices	—	(26,990,243)	—	(26,990,243)
Interest rate swaps	—	(3,064,503)	—	(3,064,503)
Unrealized depreciation on futures contracts	(3,000,177)	—	—	(3,000,177)

Total financial derivatives-liabilities	(3,000,177)	(30,054,746)	—	(33,054,923)

Total investments sold short and financial derivatives-liabilities	$(3,000,177)	$(923,305,354)	$—	$(926,305,531)

There were no transfers between Level 1, Level 2, or Level 3 financial instruments during the nine month period ended September 30, 2010.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at December 31, 2009:

Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at value-
U.S. Treasury and agency residential mortgage-backed securities	$—	$545,037,946	$—	$545,037,946
Private label residential mortgage-backed securities	—	—	210,363,731	210,363,731
Purchased options	39,192	—	—	39,192

Total investments at value	39,192	545,037,946	210,363,731	755,440,869

Financial derivatives-assets-
Credit default swaps on corporate bonds	—	—	8,475,895	8,475,895
Credit default swaps on asset backed securities	—	—	95,199,131	95,199,131
Credit default swaps on asset backed indices	—	19,596,453	—	19,596,453
Interest rate swaps	—	109,332	—	109,332
Other swaps	—	—	257,212	257,212

Total financial derivatives-assets	—	19,705,785	103,932,238	123,638,023

Total investments and financial derivatives-assets	$39,192	$564,743,731	$314,295,969	$879,078,892

Liabilities:
Investments sold short-
U.S. Treasury and agency residential mortgage-backed securities	$—	$(502,543,554)	$—	$(502,543,554)

Financial derivatives-liabilities-
Credit default swaps on corporate indices	—	(459,941)	—	(459,941)
Credit default swaps on asset backed securities	—	—	(10,547,540)	(10,547,540)
Credit default swaps on asset backed indices	—	(1,878,143)	—	(1,878,143)
Total return swaps	—	(87,798)	—	(87,798)
Unrealized depreciation on futures contracts	(1,072,464)	—	—	(1,072,464)

Total financial derivatives-liabilities	(1,072,464)	(2,425,882)	(10,547,540)	(14,045,886)

Total investments sold short and financial derivatives-liabilities	$(1,072,464)	$(504,969,436)	$(10,547,540)	$(516,589,440)

In January 2010, the Company revised its Level classification for credit default swaps on asset backed indices and credit default swaps on corporate indices from Level 3 to Level 2. These transactions are valued based on widely used pricing sources, which is more consistent with a Level 2 valuation approach. Accordingly, certain classifications in the December 31, 2009 table above have also been conformed to the September 30, 2010 presentation.

At September 30, 2010 and December 31, 2009, the Company held money market investments that are included in cash and cash equivalents on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity and are considered Level 1 financial instruments.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The tables below include a roll-forward of the Company’s financial instruments for the three month periods ended September 30, 2010 and 2009, respectively (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended September 30, 2010

	Beginning Balance as of June 30, 2010	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain (Loss)	Net Purchases (Sales)	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2010
Assets:
Investments at value-
Private label residential mortgage-backed securities	$245,518,617	$2,783,145	$2,511,118	$22,015,715	$(2,941,059)	$—	$269,887,536

Total investments at value	245,518,617	2,783,145	2,511,118	22,015,715	(2,941,059)	—	269,887,536

Financial derivatives-assets-
Credit default swaps on asset backed securities	113,425,291	—	(2,683,184)	(1,646,712)	(6,521,263)	—	102,574,132

Total financial derivatives-assets	113,425,291	—	(2,683,184)	(1,646,712)	(6,521,263)	—	102,574,132

Total investments and financial derivatives-assets	$358,943,908	$2,783,145	$(172,066)	$20,369,003	$(9,462,322)	$—	$372,461,668

Liabilities:
Total investments sold short and financial derivatives- liabilities	$—	$—	$—	$—	$—	$—	$—

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. Change in net unrealized gain (loss) of $18.9 million, $(1.6) million and $0 for the three month period ended September 30, 2010 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively, held by the Company at September 30, 2010.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended September 30, 2009

	Beginning Balance as of June 30, 2009	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain (Loss)	Net Purchases (Sales)	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2009
Assets:
Investments at value-
Private label residential mortgage-backed securities	$188,002,122	$3,788,924	$2,514,151	$34,357,266	$(21,312,553)	$—	$207,349,910
Trade claims	4,640,832	—	5,315,552	(4,640,832)	(5,315,552)	—	—

Total investments at value	192,642,954	3,788,924	7,829,703	29,716,434	(26,628,105)	—	207,349,910

Financial derivatives-appreciated value-
Credit default swaps on corporate bonds	5,308,817	—	(404,234)	1,035,092	1,129,238	—	7,068,913
Credit default swaps on asset backed securities	109,243,278	—	(2,133,967)	4,100,082	(6,759,487)	—	104,449,906
Other swaps	22,000	—	—	95,405	—	—	117,405

Total financial derivatives-assets	114,574,095	—	(2,538,201)	5,230,579	(5,630,249)	—	111,636,224

Total investments and financial derivatives-assets	$307,217,049	$3,788,924	$5,291,502	$34,947,013	$(32,258,354)	$—	$318,986,134

Liabilities:
Financial derivatives-liabilities-
Credit default swaps on asset backed securities	$(10,911,356)	$—	$22,392	$(180,550)	$(22,391)	$—	$(11,091,905)

Total financial derivatives-liabilities	(10,911,356)	—	22,392	(180,550)	(22,391)	—	(11,091,905)

Total investments sold short and financial derivatives-liabilities	$(10,911,356)	$—	$22,392	$(180,550)	$(22,391)	$—	$(11,091,905)

During 2010, the Company revised its Level classification for credit default swaps on asset backed indices and credit default swaps on corporate indices from Level 3 to Level 2. These transactions are valued based on widely used pricing sources, which is more consistent with a Level 2 valuation approach. Accordingly, credit default swaps on asset backed indices and credit default swaps on corporate indices, with a net value of $18.4 million and $0.1 million, respectively, as of June 30, 2009, no longer are shown in the above table.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. Change in net unrealized gain (loss) of $21.6 million, $(2.7) million and $(0.2) million for the three month period ended September 30, 2009 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively, held by the Company at September 30, 2009.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Nine Month Period Ended September 30, 2010

	Beginning Balance as of December 31, 2009	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain (Loss)	Net Purchases (Sales)	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2010
Assets:
Investments at value-
Private label residential mortgage-backed securities	$210,363,731	$8,721,948	$14,411,100	$26,360,262	$10,030,495	$—	$269,887,536

Total investments at value	210,363,731	8,721,948	14,411,100	26,360,262	10,030,495	—	269,887,536

Financial derivatives- assets-
Credit default swaps on corporate bonds	8,475,895	—	(2,281,392)	(2,650,145)	(3,544,358)	—	—
Credit default swaps on asset backed securities	95,199,131	—	8,787,335	(16,802,409)	15,390,075	—	102,574,132
Other swaps	257,212	—	335,312	(257,212)	(335,312)	—	—

Total financial derivatives- assets	103,932,238	—	6,841,255	(19,709,766)	11,510,405	—	102,574,132

Total investments and financial derivatives-assets	$314,295,969	$8,721,948	$21,252,355	$6,650,496	$21,540,900	—	$372,461,668

Liabilities:
Financial derivatives- liabilities-
Credit default swaps on asset backed securities	$(10,547,540)	$—	$(1,657,578)	$3,881,292	$8,323,826	$—	$—

Total financial derivatives- liabilities	(10,547,540)	—	(1,657,578)	3,881,292	8,323,826	—	—

Total investments sold short and financial derivatives- liabilities	$(10,547,540)	$—	$(1,657,578)	$3,881,292	$8,323,826	$—	$—

During 2010, the Company revised its Level classification for credit default swaps on asset backed indices and credit default swaps on corporate indices from Level 3 to Level 2. These transactions are valued based on widely used pricing sources, which is more consistent with a Level 2 valuation approach. Accordingly, credit default swaps on asset backed indices and credit default swaps on corporate indices, with a net value of $17.7 million and $(0.5) million, respectively, as of December 31, 2009, no longer are shown in the above table.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. Change in net unrealized gain (loss) of $22.1 million, $(18.1) million and $0 for the nine month period ended September 30, 2010 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively, held by the Company at September 30, 2010.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Nine Month Period Ended September 30, 2009

	Beginning Balance as of December 31, 2008	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain (Loss)	Net Purchases (Sales)	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2009
Assets:
Investments at value-
Private label residential mortgage-backed securities	$142,773,539	$11,054,965	$(20,417,507)	$78,447,732	$(4,508,819)	$—	$207,349,910
Trade claims	—	—	5,315,552	—	(5,315,552)	—	—

Total investments at value	$142,773,539	$11,054,965	$(15,101,955)	$78,447,732	$(9,824,371)	$—	$207,349,910

Financial derivatives-assets
Credit default swaps on corporate bonds	10,085,262	—	(913,444)	(967,600)	(1,135,305)	—	7,068,913
Credit default swaps on asset backed securities	108,126,227	—	6,876,076	(2,193,563)	(8,358,834)	—	104,449,906
Other swaps	22,000	—	—	95,405	—	—	117,405

Total financial derivatives-assets	118,233,489	—	5,962,632	(3,065,758)	(9,494,139)	—	111,636,224

Total investments and financial derivatives-assets	$261,007,028	$11,054,965	$(9,139,323)	$75,381,974	$(19,318,510)	$—	$318,986,134

Liabilities:
Financial derivatives-liabilities-
Credit default swaps on corporate bonds	$—	$—	$625	$—	$(625)	$—	$—
Credit default swaps on asset backed securities	(10,651,424)	—	(342,005)	(1,455,489)	1,357,013	—	(11,091,905)

Total financial derivatives-liabilities	(10,651,424)	—	(341,380)	(1,455,489)	1,356,388	—	(11,091,905)

Total investments sold short and financial derivatives-liabilities	$(10,651,424)	$—	$(341,380)	$(1,455,489)	$1,356,388	$—	$(11,091,905)

During 2010, the Company revised its Level classification for credit default swaps on asset backed indices and credit default swaps on corporate indices from Level 3 to Level 2. These transactions are valued based on widely used pricing sources, which is more consistent with a Level 2 valuation approach. Accordingly, credit default swaps on asset backed indices and credit default swaps on corporate indices, with a net value of $22.8 million and $0.4 million, respectively, as of December 31, 2008, no longer are shown in the above table.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. Change in net unrealized gain (loss) of $34.8 million, $(1.8) million and $(1.8) million for the nine month period ended September 30, 2009 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively, held by the Company at September 30, 2009.

4. Base Management Fee, Incentive Fee, and Special Distribution to the Manager

The Company has engaged the Manager to manage the assets, operations and affairs of the Company and pays various management fees associated with that arrangement. Effective July 1, 2009, the Board of Directors approved an Amended and Restated Management Agreement between the Company and the Manager, which, among other things, reduced the annual base management fee to 1.50% from 1.75% of shareholders’ equity, changed the incentive fee from a quarter-by-quarter calculation to a rolling four quarter calculation, removed the reduction to the management fees related to shares held by the Manager, and removed the corresponding provisions relating to special distributions to the Manager. The Base Management Fees and Incentive Fees are detailed below for periods (i) prior to July 1, 2009 and (ii) after July 1, 2009.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Base Management Fees

Periods after July 1, 2009—The Manager receives an annual base management fee in an amount equal to 1.50% per annum of the Company’s shareholders’ equity as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter). The base management fee is payable quarterly in arrears.

Periods prior to July 1, 2009—The Manager received an annual base management fee equal to 1.75% of the Company’s shareholders’ equity, defined as the aggregate net proceeds from sales of its equity securities, plus retained earnings for the measurement period, less amounts paid for repurchases and/or redemption of the Company’s capital stock. However, the base management fee calculation described in the preceding sentence excluded from the calculation equity securities held by the Manager. The base management fee was payable monthly in arrears.

Summary information—For the three month periods ended September 30, 2010 and 2009, the total base management fee incurred by the Company was $1.2 million and $1.2 million, respectively. For the nine month periods ended September 30, 2010 and 2009, the total base management fee incurred by the Company was $3.4 million and $3.1 million, respectively.

Incentive Fees

Periods after July 1, 2009—The Manager is entitled to receive a quarterly incentive fee equal to the positive excess of (i) the product of (A) 25% and (B) the excess of (1) Adjusted Net Income (described below) for the Incentive Calculation Period (which means such fiscal quarter and the immediately preceding three fiscal quarters (but excluding any fiscal quarters prior to July 1, 2009)) over (2) the sum of the Hurdle Amounts (described below) for the Incentive Calculation Period, over (ii) the sum of the incentive fees already paid or payable for each fiscal quarter in the Incentive Calculation Period preceding such fiscal quarter.

For purposes of calculating the incentive fee, “Adjusted Net Income” for the Incentive Calculation Period means the net increase in shareholders’ equity from operations, after all base management fees but before any incentive fees for such period, and excluding non-cash equity compensation expenses for such period as reduced by any Loss Carryforward (as described below) as of the end of the fiscal quarter preceding the Incentive Calculation Period.

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter. There were no Loss Carryforwards as of the end of any fiscal quarter in 2009 or at September 30, 2010.

For purposes of calculating the incentive fee, the “Hurdle Amount” means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the ten-year Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all our common share issuances up to the end of such fiscal quarter, with each issuance weighted by both the number of shares issued in such issuance and the number of days that such issued shares were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e., attributing any share repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares at the beginning of such fiscal quarter by (II) the average number of common shares outstanding for each day during such fiscal quarter, and (iii) the average number of common shares and LTIP units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.

Periods prior to July 1, 2009—The Manager was entitled to receive a quarterly incentive fee equal to the product of: (i) 25% of the dollar amount by which (A) the Company’s net income (after the base management fee, but before the incentive fee and before non-cash equity compensation expense), for the applicable quarter per common share

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(based on the weighted average number of common shares outstanding for such quarter) exceeded (B) an amount equal to (1) the sum of (x) the weighted average gross proceeds (before placement fees) per share of all common share issuances, plus (y) the result obtained by dividing (I) retained earnings attributable to common shares at the beginning of such quarter by (II) the weighted average number of common shares outstanding for such quarter, multiplied by (2) one-fourth of the greater of (x) 9% and (y) 3% plus the ten-year U.S. treasury rate for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter. The payment of the incentive fee was in a combination of common shares and cash, provided that at least 10% of any quarterly payment was required to be made in common shares. Any net loss incurred by the Company in a given quarter or quarters was offset against any net income earned by the Company in future quarters for purposes of calculating the incentive fee in such future quarters.

Summary information—Total incentive fees incurred for the three month periods ended September 30, 2010 and 2009, were $2.5 and $8.2 million, respectively. Total incentive fees incurred for the nine month periods ended September 30, 2010 and 2009, were $3.0 million and $16.6 million, respectively.

Special Distributions

Periods after July 1, 2009—Special distributions were eliminated in the Amended and Restated Management Agreement.

Periods prior to July 1, 2009—The amount of base management fees and incentive fees paid to the Manager was reduced so as to exclude from the fee calculations amounts that would otherwise be payable in respect of equity and net income that is attributable to common shares and long-term incentive plan units owned by the Manager (the “Reduction Amount”). The Manager was entitled to receive a quarterly special distribution equal to the Reduction Amount.

Summary information—At September 30, 2010 and December 31, 2009 there were no special distributions related to base management fees reflected on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For the three month period ended September 30, 2009, the Manager had no special distribution related to incentive or base management fees. For the nine month period ended September 30, 2009, the Manager’s special distribution related to incentive fees was $1.5 million and for the nine month period ended September 30, 2009, the Manager’s special distribution related to base management fees was $0.3 million.

5. Long-Term Incentive Plan Units

In connection with its initial offering in 2007, the Company established the Manager LTIP and the Director LTIP. Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager. Pursuant to the terms of the Director LTIP, the Company issued 3,750 long-term incentive plan units to its independent directors on each of the dates August 17, 2007, December 31, 2008, October 1, 2009 and October 1, 2010.

Units issued pursuant to the Manager LTIP are subject to forfeiture restrictions that will lapse in three equal annual installments beginning on the first anniversary of the closing date of the Company’s initial offering. Units held pursuant to the Manager LTIP will generally be exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Manager LTIP are expensed over the course of the vesting period. Such costs are measured as of the grant date and are remeasured at the end of each reporting period to account for changes in the value of the Company’s common shares until the units are fully vested.

At September 30, 2010 and December 31, 2009 the total value associated with the Manager LTIP was $8.6 million. On a cumulative basis the entire value has been expensed through September 30, 2010 and as of December 31, 2009, $6.8 million was expensed. During the three month periods ended September 30, 2010 and 2009, expense recognized related to the Manager LTIP was approximately $0.4 million and $1.0 million, respectively and during the nine month periods ended September 30, 2010 and 2009, expense recognized related to the Manager LTIP was approximately $1.9 million and $2.8 million, respectively. There is no cash flow effect from the issuance of the Manager LTIP units. The Manager LTIP units were fully vested as of August 17, 2010.

Director LTIP units granted on August 17, 2007 were, and those granted on October 1, 2009 and October 1, 2010 are, subject to forfeiture restrictions that lapse(d) one year after each respective grant date while units granted on December 31, 2008 were subject to forfeiture restrictions that lapsed nine months following the grant date. Units held pursuant to the Directors LTIP are generally exercisable by the holder at any time after vesting. Each unit is convertible

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

into one common share. Costs associated with the Director LTIP are measured as of the grant date and expensed ratably over the vesting period. The total costs associated with the Director LTIP units awarded to the independent directors at October 1, 2009, December 31, 2008 and August 17, 2007, were $0.09 million, $0.07 million and $0.07 million, respectively. The entire cost associated with the December 31, 2008 and August 17, 2007 grants has been expensed through December 31, 2009. At September 30, 2010 and December 31, 2009, $0.09 million and $0.02 million, respectively, of the October 1, 2009 grant has been expensed. The grant awarded on October 1, 2010, with a total cost of $0.1 million will be expensed over the twelve months following the date of grant. There is no cash flow effect from the issuance of the Director LTIP units. The Director LTIP units awarded on August 17, 2007 were fully vested on August 17, 2008 and the Director LTIP units awarded on December 31, 2008 were fully vested on September 30, 2009. The Director LTIP units awarded on October 1, 2009 will fully vest on October 1, 2010. Since inception, 6,250 common shares were issued in connection with the conversion of Director LTIP units at the direction of the three award holders and $0.1 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.

Were all units issued pursuant to the Manager LTIP and Director LTIP to be fully vested and exchanged for common shares as of September 30, 2010 and December 31, 2009, the Company’s issued and outstanding common shares would increase to 12,365,670 and 12,354,613 shares, respectively, resulting in shareholders’ equity per share of $24.99 and $24.27 at September 30, 2010 and December 31, 2009, respectively.

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the three and nine month periods ended September 30, 2010 and 2009, respectively:

Three Month Period Ended September 30, 2010 and September 30, 2009:

	Three Month Period Ended 9/30/2010			Three Month Period Ended 9/30/2009
	Manager	Director	Total	Manager	Director	Total
LTIP Units Outstanding (6/30/2010, 6/30/2009, respectively)	375,000	5,000	380,000	375,000	6,250	381,250
Exercised	—	—	—	—	(1,250)	(1,250)

LTIP Units Outstanding (9/30/2010, 9/30/2009, respectively)	375,000	5,000	380,000	375,000	5,000	380,000

LTIP Units Vested and Outstanding (9/30/2010, 9/30/2009, respectively)	375,000	1,250	376,250	250,000	5,000	255,000

Nine Month Period Ended September 30, 2010 and September 30, 2009:

	Nine Month Period Ended 9/30/2010			Nine Month Period Ended 9/30/2009
	Manager	Director	Total	Manager	Director	Total
LTIP Units Outstanding (12/31/2009, 12/31/2008, respectively)	375,000	7,500	382,500	375,000	6,250	381,250
Exercised	—	(2,500)	(2,500)	—	(1,250)	(1,250)

LTIP Units Outstanding (9/30/2010, 9/30/2009, respectively)	375,000	5,000	380,000	375,000	5,000	380,000

LTIP Units Vested and Outstanding (9/30/2010, 9/30/2009, respectively)	375,000	1,250	376,250	250,000	5,000	255,000

6. Common Share Capitalization

In connection with the initial offering of common shares of the Company, 12,500,050 shares were issued with no par value. The Company is a closed-end entity, thus shareholders do not have redemption rights.

On February 10, 2010, a dividend distribution was authorized in the amount of $1.25 per share to shareholders and LTIP unit holders. The dividend distribution in the aggregate amount of $15.5 million was paid on March 15, 2010 to holders of record as of March 1, 2010. On May 10, 2010, a dividend distribution was authorized in the amount of

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

$0.25 per share to shareholders and LTIP unit holders. The dividend distribution in the aggregate amount of $3.1 million was paid on June 15, 2010 to holders of record as of May 18, 2010. On August 10, 2010, a dividend distribution was authorized in the amount of $0.15 per share to shareholders and LTIP unit holders. The dividend distribution in the aggregate amount of $1.9 million was paid on September 15, 2010 to holders of record as of September 1, 2010.

On August 7, 2009, the board of directors authorized a dividend distribution to shareholders of $1.50 per share. The dividend distribution in the aggregate amount of $18.5 million was paid on September 15, 2009 to shareholders of record as of September 1, 2009.

Detailed below is a roll-forward of the Company’s common shares outstanding for the three and nine month periods ended September 30, 2010 and 2009:

Three Month Period Ended September 30, 2010 and September 30, 2009:

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009
Common Shares Outstanding (6/30/2010, 6/30/2009, respectively)	11,985,670	11,901,533

Share Activity:
Shares issued in connection with incentive fee payment	—	35,221
Director LTIP units exercised	—	1,250

Common Shares Outstanding (9/30/2010, 9/30/2009, respectively)	11,985,670	11,938,004

Nine Month Period Ended September 30, 2010 and September 30, 2010:

	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009
Common Shares Outstanding (12/31/2009, 12/31/2008, respectively)	11,972,113	12,510,033

Share Activity:
Shares Repurchased	—	(608,500)
Shares issued in connection with incentive fee payment	11,057	35,221
Director LTIP units exercised	2,500	1,250

Common Shares Outstanding (9/30/2010, 9/30/2009, respectively)	11,985,670	11,938,004

On March 2, 2009, the Company repurchased 500,000 shares of its own stock in a privately negotiated unsolicited transaction at a price of $12 per share for a total purchase price of $6.0 million. On April 20, 2009, the Company repurchased 106,000 of its own shares in a privately negotiated unsolicited transaction at a price of $12.25 for a total purchase price of $1.3 million. On May 27, 2009, the Company repurchased 2,500 of its own shares in a privately negotiated unsolicited transaction at a price of $13 for a total purchase price of $0.03 million.

As of September 30, 2010 related parties of the Company owned approximately 26% of total shareholders’ equity and two other investors owned 21% and 12%, respectively, of total shareholders’ equity. As of December 31, 2009 related parties of the Company owned approximately 26% of total shareholders’ equity and two other investors owned 21% and 12%, respectively, of total shareholders’ equity.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. Earnings Per Share

The components of the computation of basic and diluted EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net increase in shareholders’ equity resulting from operations	$16,018,239	$30,117,126	$27,344,827	$80,479,042

Net increase in shareholders’ equity resulting from operations available to common and LTIP holders:	16,018,239	30,117,126	27,344,827	80,479,042
Net increase in shareholders’ equity resulting from operations - common shares	15,525,995	29,184,762	26,503,514	78,014,035
Net increase in shareholders’ equity resulting from operations - LTIPs	492,244	932,364	841,313	2,465,007

Dividends Paid:
Common Shares	(1,797,851)	(17,907,003)	(19,773,887)	(17,907,003)
LTIPs	(57,000)	(570,000)	(627,000)	(570,000)

Total dividends paid to common share and LTIP holders	(1,854,851)	(18,477,003)	(20,400,887)	(18,477,003)

Undistributed earnings:
Common Shares	13,728,144	11,277,759	6,729,627	60,107,032
LTIPs	435,244	362,364	214,313	1,895,007

Total undistributed earnings attributable to common share and LTIP holders	$14,163,388	$11,640,123	$6,943,940	$62,002,039

Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	11,985,670	11,918,115	11,982,798	12,060,670
Weighted average participating LTIPs	380,000	380,747	380,375	381,081

Basic earnings per common share:
Distributed	$0.15	$1.50	$1.65	$1.49
Undistributed	1.15	0.95	0.56	4.98

	$1.30	$2.45	$2.21	$6.47

Diluted earnings per common share:
Distributed	$0.15	$1.50	$1.65	$1.49
Undistributed	1.15	0.95	0.56	4.98

	$1.30	$2.45	$2.21	$6.47

8. Risks

The Company may be exposed to various types of risks, including market price risk, interest rate risk, and credit risk. Market price risk is the risk of decline in value of the investments held by the Company for a number of reasons, including changes in prevailing market and interest rates, increases in defaults, increases in voluntary prepayments for investments subject to prepayment risk, and widening credit spreads. Interest rate risk is the risk associated with the effects of the fluctuations in the prevailing level of market interest rates. Credit risk includes the risk of principal loss as well as the risk that a counterparty will be unable to pay amounts in full when due. Since 2007, the U.S. residential mortgage market has experienced severe dislocations and liquidity disruptions. Over the same period mortgage loans have experienced increased rates of delinquency, foreclosure and loss, although more recently the rate of increase has slowed.

The effects of this include a substantial reduction in liquidity in the credit markets, which resulted in a liquidity crisis for many market participants. Instability in the MBS and ABS markets may affect the liquidity of the Company’s portfolio.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company invests in credit sensitive mortgage-backed and asset-backed securities. Mortgage-backed securities are affected by interest rates and prepayment rates, each of which are influenced by a variety of economic, geographic, social and other factors. Maturities on mortgage-backed securities represent stated maturity dates. Actual maturity dates may differ based on prepayment rates. The Company may invest in, or sell short, various interest rate derivative instruments and futures contracts primarily for the purpose of hedging its mortgage-backed securities portfolio against changes in value caused by changes in prevailing market interest rates. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the hedging instruments and may realize a loss. Further, the use of such derivative instruments involves the risk of imperfect correlation in movements in the price of the instruments, interest rates and the underlying hedged assets.

The Company transacts in various financial instruments including swaps, futures contracts and options. With these financial instruments, the Company is exposed to market risk in excess of the amounts recorded on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity.

Under current market conditions, many of the Company’s portfolio securities may be considered illiquid. This may result in certain securities being disposed of at a price different from the recorded value since the market price of such securities generally is more volatile than that of more liquid securities. This may result in the Company incurring greater losses on the sale of some portfolio securities than under more stable market conditions. Such losses can adversely impact the Company’s shareholders’ equity. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it previously recorded its investments. The current market instability has also made it more difficult to obtain market valuations on many of the Company’s portfolio investments. There can be no assurance that the Company could purchase or sell a portfolio investment at the price used to calculate the Company’s shareholders’ equity. A decline in market value of the Company’s assets may have particular material adverse consequences in instances where the Company has borrowed money based upon the market value of those assets. A decrease in market value of those assets may require the Company to post additional collateral or otherwise sell assets at a time when it may not be in the best interest of the Company to do so.

Because the Company borrows under reverse repurchase agreements based on the estimated fair value of the pledged instruments, the Company’s ongoing ability to borrow under its reverse repurchase facilities may be limited and its lenders may initiate margin calls in the event of adverse changes in the market. A decrease in market value of those assets may require the Company to post additional collateral or otherwise sell assets at a time when it may not be in the best interest of the Company to do so.

The Company is party to a tri-party collateral arrangement under one of its ISDA trading agreements whereby a third party holds collateral posted by the Company. Pursuant to the terms of the arrangement the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to the Company. Deposits with Dealers Held as Collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at September 30, 2010 and December 31, 2009, collateral posted by the Company and held by a third party custodian in the amount of $7.3 million and $11.3 million, respectively.

As of September 30, 2010, investments with an aggregate value of approximately $566.7 million were held with dealers as collateral for various reverse repurchase arrangements. The investments held as collateral include securities in the amount of $18.2 million that were sold prior to period end but for which such sale had not settled as of September 30, 2010.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of collateral for various reverse repurchase agreements. In addition to the below, unencumbered investments of approximately $70.1 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Arrangements
Deutsche Bank	24%
Morgan Stanley	21%
Credit Suisse Group	18%
Bank of America	15%

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of September 30, 2010:

Dealer	% of Total Deposits with Dealers Held as Collateral
Citigroup	55%
Credit Suisse Group	23%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Due to broker-margin account as of September 30, 2010:

Dealer	% of Total Due to Broker - Margin
Morgan Stanley	55%
Credit Suisse Group	26%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of September 30, 2010:

Dealer	% of Total Receivable for Securities Sold
Credit Suisse Group	23%
Citigroup	20%
Barclays	19%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Payable for securities purchased as of September 30, 2010:

Dealer	% of Total Payable for Securities Purchased
Citigroup	15%
JP Morgan	15%

The Company is party to various derivative contracts generally governed by ISDA trading agreements with dealer counterparties. The Company’s ISDA trading agreements, which are separately negotiated agreements with each dealer counterparty, typically contain provisions allowing, absent other considerations, a counterparty to exercise rights, to the extent not otherwise waived, against the Company in the event the Company’s shareholders’ equity declines over time by a predetermined percentage or falls below a predetermined floor. Such rights often include the ability to terminate (i.e. close out) open contracts at prices which may favor the counterparty, which could have a material adverse effect on the Company.

The Company’s purchases and sales of TBA securities are typically governed by Master Securities Forward Transaction Agreements with dealer counterparties. These agreements are separately negotiated agreements with each dealer counterparty and include provisions for margin maintenance, mark-to-market, and other items.

9. Lehman Brothers

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed with the United States Bankruptcy Court in the Southern District of New York for protection under Chapter 11 of the United States Bankruptcy Code. As of that date, the Company was party to a number of interest rate swap and credit default swap contracts (the “Contracts”) with Lehman Brothers Special Financing Inc. (“LBSF”), a wholly-owned subsidiary of Lehman. The Chapter 11 filing by Lehman constituted an Event of Default under the ISDA Master Agreement (“ISDA MA”) entered into by and between the Company and LBSF.

By letter dated September 15, 2008, in accordance with the provisions in the ISDA MA, the Company provided notices of early termination to LBSF, effectively closing out the Contracts with LBSF as of September 16, 2008. The

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Contracts were closed out at prices determined by the Company based upon the methodology prescribed in the ISDA MA, resulting in a net claim against LBSF; however the receivable for this net claim (the “Trade Claim”) was fully reserved against at December 31, 2008 and at March 31, 2009.

During the three month period ending June 30, 2009, based on discussions with Lehman representatives regarding the amount of the claim, the Company established value for the claim in the amount of $4.6 million and reflected a change in unrealized gain (loss) in that amount on its Statement of Operations. Subsequently, during the three month period ended September 30, 2009, the Company sold the Trade Claim for $5.3 million.

10. Contingencies and Commitments

The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.

In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company’s maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. However, based upon experience, the Company expects the risk of loss associated with such contracts to be remote.

11. Financial Highlights

Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009 (a)	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009 (a)
Beginning Shareholders’ Equity Per Share (6/30/10, 6/30/09, 12/31/09 and 12/31/08, respectively)	$24.56	$23.87	$25.04	$19.27
Net Investment Income	0.36	0.19	1.54	0.84
Net Realized/Unrealized Gains (Losses)	0.97	2.34	0.74	5.84

Results of Operations (b)	1.33	2.53	2.28	6.68
Dividends Paid (c)	(0.15)	(1.55)	(1.70)	(1.53)
Accretive Effect of Share Repurchase	—	—	—	0.42
Share-Based LTIP Awards	0.04	0.08	0.16	0.24
Manager Special Distribution (d)	—	—	—	(0.15)

Ending Shareholders’ Equity Per Share (9/30/10, 9/30/09, 9/30/10 and 9/30/09, respectively)(e)	$25.78	$24.93	$25.78	$24.93

Shares Outstanding, end of period	11,985,670	11,938,004	11,985,670	11,938,004

(a)	Certain classifications have been conformed to the current period presentation.
(b)	Calculated based on average common shares outstanding and differs from the calculation for EPS (See Note 7).
(c)	Dividends paid include dividends paid on common shares and LTIP units. During the three month period ended September 30, 2010 and 2009, a dividend was declared and paid in the amount of $0.15 and $1.50, respectively, per common share and LTIP unit outstanding. For the nine month period ending September 30, 2010 and 2009, dividends totaling $1.65 and $1.50, respectively, per common share and LTIP outstanding share were declared and paid. Dividends paid of $ 0.15 and $1.55 per share for the three month periods ending September 30, 2010 and 2009, respectively, and dividends paid of $1.70 and $1.53 per share for the nine month periods ending September 30, 2010 and 2009, respectively, above reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units.
(d)	Prior to July 1, 2009, the Amended and Restated Operating Agreement provided for a special distribution to be paid to the Manager.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(e)	If all units issued pursuant to the Manager LTIP and Director LTIP were vested and exchanged for common shares as of September 30, 2010 and 2009, shareholders’ equity per share would be $24.99 and $24.16, respectively.

Net Asset Based Total Return for a Shareholder, excluding Manager shares: (1)

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009 (2)

Total Return before Incentive Fee	6.44%	13.62%	11.02%	44.37%
Incentive Fee	(0.86%)	(2.90%)	(1.07%)	(7.21%)

Total Return after Incentive Fee	5.58%	10.72%	9.95%	37.16%

(1)	Total return is calculated for all shareholders’ equity accounts, excluding the Manager’s shareholder equity, taken as a whole for each period. Total Return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period. Market based total return in the period is not available as no market price is available due to limited trading in the Company’s shares during the periods. Therefore, total return is calculated based on shareholders’ equity of the Company.
(2)	Total return includes the accretive effect of the share repurchase. Had this not been included, total return after incentive fee for the nine month period ended September 30, 2009 would have been 34.35%.

Supplemental Information—Net Asset Based Total Return for a Shareholder, excluding Manager shares and assuming     conversion of all LTIP units: (3)

	Three Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2010

Total Return before Incentive Fee	3.17%	7.61%
Incentive Fee	(0.84%)	(1.04%)

Total Return after Incentive Fee	2.33%	6.57%

(3)	Total return is calculated assuming all LTIP units had been converted into common shares at September 30, 2010. Total return represents all shareholders’ equity accounts, excluding Manager shares, outstanding for the entire period. LTIP units outstanding at September 30, 2010 totaled 380,000 and represent 3.07% of total shares and LTIP units outstanding as of September 30, 2010.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Net Investment Income Ratio to Average Shareholders’ Equity, excluding the Manager shares: (4)(5)

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009

Net Investment Income (6)	8.20%	11.07%	8.56%	6.31%

Expense Ratios to Average Shareholders’ Equity, excluding the Manager shares: (4)(5)(7)

	Three Month Period Ended September 30, 2010	Three Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009
Operating expenses before incentive fee and interest expense	(4.07)%	(4.30)%	(4.23)%	(4.55)%
Incentive fee	(0.84)%	(2.73)%	(1.00)%	(6.62)%
Interest expense	(1.22)%	(0.79)%	(1.16)%	(0.79)%

Total Expenses	(6.13)%	(7.82)%	(6.39)%	(11.96)%

(4)	Average shareholders’ equity is calculated using month end values.
(5)	For periods prior to July 1, 2009, ratios are calculated for all shareholders’ equity accounts taken as a whole outstanding for the entire period excluding the Manager’s shareholders’ equity. The total base management fee and incentive fee are allocated to the non-manager shareholders for the purposes of these calculations.
(6)	Includes all expenses on an annualized basis except for incentive fee expense which is shown on a non-annualized basis.
(7)	Ratios are annualized except for the incentive fee which is not annualized.

12. Subsequent Events

On October 14, 2010, the Company issued and closed the sale of 4.5 million common shares in its initial public offering. Net proceeds of $95.0 million were received in the offering.

On November 9, 2010, the Company’s board of directors approved a dividend payment in the amount of $0.80 per share payable on December 15, 2010 to shareholders of record as of December 1, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, except where the context suggests otherwise, “EFC,” “we,” “us” and “our” refer to Ellington Financial LLC and its subsidiaries, our “Manager” refers to Ellington Financial Management LLC, our external manager, and “Ellington” refers to Ellington Management Group, L.L.C.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in the prepayment rates on the mortgage loans underlying our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 8.01 of our Current Report on Form 8-K filed on November 17, 2010, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a specialty finance company that specializes in acquiring and managing mortgage-related assets, including non-Agency RMBS, Agency RMBS and mortgage-related derivatives, as well as corporate debt and equity securities and derivatives. We also may opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, CMBS, commercial mortgages or other commercial real estate debt, ABS backed by consumer and commercial assets and non-mortgage-related derivatives. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is also a registered investment advisor with a 15-year history of investing in a broad spectrum of MBS and related derivatives.

We completed our initial capitalization in August 2007, pursuant to which we sold 12,500,000 common shares for aggregate net proceeds of approximately $239.7 million.

On October 14, 2010, we closed our initial public offering of common shares representing limited liability company interests, or common shares, pursuant to which we sold 4,500,000 common shares to the public at a public offering price of $22.50 per share. We raised approximately $101.3 million in gross proceeds, resulting in net proceeds to us of approximately $95.0 million, after deducting approximately $2.9 million in underwriting discounts and approximately $3.4 million in other expenses relating to the initial public offering.

Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders. We seek to attain this objective by utilizing an opportunistic strategy to make investments, without restriction as to ratings, structure or position in the capital structure, that we believe compensate us appropriately for the risks associated with them rather than targeting a specific yield. Our evaluation of the potential risk-adjusted return of any potential investment typically involves weighing the potential returns of such investment under a variety of economic scenarios against the perceived likelihood of the various scenarios. Potential investments subject to greater risk (such as those with lower credit ratings and/or those with a lower position in the capital structure) will generally require a higher potential return to be attractive in comparison to investment alternatives with lower potential return and a lower degree of risk. However, at any particular point in time, depending on how we perceive the market’s pricing of risk both generally and across sectors, we may favor higher-risk assets or we may favor lower-risk assets, or a combination of the two in the interests of portfolio diversification or other considerations.

As of September 30, 2010, our invested capital was weighted toward non-Agency RMBS, although we also acquire Agency RMBS on a leveraged basis to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As discussed below in “—Liquidity and Valuation,” financing for non-Agency RMBS has become more readily available over the past 12 months, but currently we employ only low levels of leverage with respect to the non-Agency RMBS in our portfolio. We expect that over the near term our invested capital will continue to be weighted toward non-Agency RMBS, subject to maintaining our exclusion from regulation as an investment company under the Investment Company Act. We finance our purchases of Agency RMBS and non-Agency RMBS using reverse repo agreements which we account for as collateralized borrowings.

Our strategy is intended to take advantage of opportunities in the current credit environment. We intend to adjust our strategy to changing market conditions by shifting our asset allocations across various asset classes as credit and liquidity trends evolve over time. We believe that this strategy, combined with Ellington’s experience, will help us generate more consistent returns on our capital throughout changing market cycles.

As of September 30, 2010, outstanding borrowings under reverse repurchase agreements were $476.7 million and our debt-to-equity ratio was 1.54 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 74.8% or $356.6 million relates to our Agency holdings with the remaining related to our non-Agency holdings.

We opportunistically hedge our credit risk and interest rate risk; however, at any point in time we may choose not to hedge all or a portion of these risks, and we will generally not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.

We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.

Trends and Recent Market Developments

Market Disruption in RMBS. We commenced operations in August 2007 in the midst of challenging market conditions which affected both (i) the credit performance and valuations of assets we targeted at that time (especially non-Agency RMBS) and (ii) the cost and availability of financing for those assets (primarily, reverse repos and securitizations). After reviewing the market conditions that existed at that time, we decided to deploy a relatively modest amount of our capital in late 2007 and also began to adapt the strategy for the portfolio in light of market conditions.

In early 2008, as credit availability diminished and valuations of non-Agency RMBS came under significant pressure, we began slowly purchasing primarily senior tranches of non-Agency RMBS while simultaneously aggressively hedging the credit risk in these securities through a combination of single name credit default swaps referencing primarily mezzanine tranches of non-Agency RMBS, positions with respect to certain vintages and tranches of the ABX indices and selected other hedges. The market for non-Agency RMBS was impacted by several significant events during the first quarter of 2008, including the forced liquidation of several multi-billion dollar RMBS portfolios by heavily leveraged investors and the failure of Bear Stearns & Co. in March 2008. These market events also severely restricted the financing available for non-Agency RMBS, as many lenders curtailed their lending against these types of securities.

Poor credit performance of non-Agency RMBS and limited availability of financing for such assets continued throughout 2008 and into 2009, influenced by many market events including the bankruptcy of Lehman Brothers in September 2008. Meanwhile, home price declines and increases in loss severities upon default continued through the second quarter of 2009.

Initial Government Response. During this period of market dislocation, fiscal and monetary policymakers (i) established liquidity facilities for primary dealers and commercial banks, (ii) reduced short-term interest rates, and (iii) passed the Housing and Economic Recovery Act of 2008, which seeks to, among other things, forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems.

Conservatorship of Fannie Mae and Freddie Mac. Subsequent to June 30, 2008, there were increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the Federal Government. In September 2008 Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (i) take over their assets and operate them with all the powers of their shareholders, directors, and officers and conduct all their business; (ii) collect all obligations and money due to them; (iii) perform all of their functions which are consistent with the conservator’s appointment; (iv) preserve and conserve their assets and property and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the Treasury and FHFA entered into preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the Treasury established a secured lending credit facility for Fannie Mae, Freddie Mac, and the Federal Home Loan Banks to serve as a liquidity backstop; and (iii) the Treasury initiated a program to purchase RMBS issued by Fannie Mae and Freddie Mac. In December 2009, the Treasury ended the secured lending credit facility and the RMBS purchase program, but contemporaneously lifted the cap on assistance to be provided to Fannie Mae and Freddie Mac pursuant to the preferred stock purchase program, thereby effectively providing nearly unlimited support for Fannie Mae and Freddie Mac over the next three years. In August 2010, the Obama administration hosted a major conference on the future of housing finance, which included a discussion regarding the future of Fannie Mae and Freddie Mac, with the intended goal of developing a comprehensive housing finance reform proposal for delivery to Congress by January 2011. Additionally, during the conference, the Obama administration stated that it was committed to insuring these entities have adequate resources to meet their financial commitments. It is unclear how the continuously evolving status of Fannie Mae and Freddie Mac will impact our business.

Establishment of TARP. The Emergency Economic Stabilization Act, or EESA, was adopted in the fourth quarter of 2008. The EESA provided the U.S. Secretary of the Treasury with the authority to establish the Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of, among other financial instruments, equity or preferred securities, residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. For example, as of July 7, 2010, pursuant to TARP the Treasury had, in addition to other programs under TARP, purchased approximately $204.9 billion of stock and warrants from hundreds of banks throughout the country, and had been repaid approximately $138.4 billion. On July 21, 2010, the original $700 billion spending authority for TARP was reduced to $475 billion. On October 3, 2010, the TARP expired and Treasury has stated that no further TARP funding will be made.

Establishment of PPIP. On March 23, 2009, the Federal Government announced that the Treasury in conjunction with the FDIC, and the Federal Reserve, would create the Public-Private Investment Program (“PPIP”). The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds. The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.

The PPIP consists of the following two parts:

•

The Legacy Loans Program—The Legacy Loans Program is intended to provide a market for troubled legacy loans on bank balance sheets. Pursuant to the Legacy Loans Program, the FDIC will conduct auctions where private investors will have an opportunity to bid on loans that banks wish to sell. The highest bidder at auction will be the winner and will form a Legacy Loans Public-Private Investment Fund (“PPIF”) with the Treasury. It is possible that we will seek to participate in the Legacy Loans Program in the future.

•

The Legacy Securities Program—The Legacy Securities Program is an expansion of the Term Asset-Backed Securities Loan Facility , or TALF, whereby qualified fund managers will be able to invest side-by-side with the Federal Government in certain types of non-Agency RMBS, commercial mortgage-backed securities and ABS from banks and financial institutions. While many of our current assets (such as our non-Agency RMBS) and targeted assets fall within the asset categories targeted for inclusion in the Legacy Securities Program, we do not currently expect to participate in the Legacy Securities Program.

On July 8, 2009, the Treasury released a statement that it had pre-qualified nine firms, together with certain identified partners or sub-advisors, to participate as fund managers in the initial round of the Legacy Securities PPIP. As of the end of the third quarter of 2010, eight fund managers had raised a total of approximately $7.4 billion in private capital to date, and the Treasury has matched that amount providing a total of $14.7 billion of capital. With debt financing of $14.7 billion, the funds have purchasing power of $29.4 billion. As of September 30, 2010, $18.6 billion of that total has been invested. During the six month period following its initial closing, each Legacy Securities PPIF has the opportunity to conduct two additional closings of private capital with matching Treasury equity and financing. Total Treasury equity investment in Legacy Securities PPIFs can be up to $10 billion and total Treasury financing for Legacy Securities PPIFs can be up to $20 billion, which, together with the private capital investments, creates the potential for $40 billion in aggregate purchasing power for the Legacy Securities PPIFs. On January 4, 2010, one of the Legacy Securities PPIP managers announced that it was voluntarily withdrawing from the Legacy Securities PPIP and would conduct an orderly liquidation of its Legacy Securities PPIF. As discussed above, liquidity and prices have increased in the RMBS markets since the announcement of PPIP due to this anticipated increased purchasing power in the market, although it remains difficult to predict how these programs will impact our business longer term.

Quantitative Easing. On November 25, 2008, the Federal Reserve announced a program to purchase Agency RMBS in the open market. The stated goal of this program was to provide support to mortgage and housing markets and to foster improved conditions in financial markets more generally. On March 18, 2009, this program was expanded to a target size of $1.25 trillion. The Federal Reserve completed this purchase program in March 2010. In October of 2010, the Federal Reserve announced plans for a second round of quantitative easing, (“QE2”), and on November 3, 2010 announced that it intended to purchase a further $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. With the hopes of expediting an economic recovery, the plan will make a second attempt at stabilizing prices, reducing unemployment and restarting business and household spending. While there is currently uncertainty around the future plans of the Federal Reserve, this and any additional future programs to resume purchases or begin selling Agency RMBS are likely to impact the prices and liquidity of these assets.

HAMP. In March 2009, as part of the government’s Making Home Affordable initiatives, Fannie Mae and Freddie Mac announced the terms of their Home Affordable Modification Programs, or HAMP. The details of each HAMP differ, but they share the goal of helping troubled borrowers who face hardship and either have defaulted or are at imminent risk of default. Subject to certain loan eligibility criteria under HAMP, servicers will take a series of steps, including reduction of interest, extension of loan term, forbearance of principal and waiver of interest, to reduce a borrower’s monthly payment obligations. While eligibility for HAMP is being evaluated and adjustments implemented, servicers are directed to suspend foreclosures. HAMP has not been as effective a foreclosure prevention tool as initially hoped for, and in particular the number of successfully modified loans to date is far less than originally planned at the program’s inception in 2009. The majority of eligible, delinquent borrowers have already been offered HAMP trial modifications and many of these have had their modifications subsequently cancelled, as reflected in the program’s almost 50% failure rate. In October 2010, the government reported that through September 2010 there were 640,300 active mortgage modifications under HAMP as compared to 651,458 through August 2010. The September HAMP report provides further evidence of the slowdown in the new HAMP modifications.

Foreclosure Moratoria. In addition to programs adopted by the Federal Government and other federal authorities, state governments have taken a variety of actions intended to help troubled homeowners. In particular, during 2008, many states adopted temporary moratoria on foreclosures. These moratoria slowed the pace of home price declines and the increase of loss severities upon default, but as these moratoria expired, price declines and loss severity increases resumed.

Recent Developments. Starting with the announcement of the PPIP towards the end of the first quarter of 2009, and along with the general improvements in most global financial markets since that time, liquidity and prices have improved in the RMBS markets, presumably reflecting, among other things, market participants’ pricing better economic scenarios into, and demanding lower target returns on, their investments.

Meanwhile, there have also been modest improvements in fundamental factors affecting RMBS since the second half of 2009, including slowing or modest reversals in many regions of both declining home prices and increasing loan loss severities upon default. However, these recent improvements may be short-lived as we believe they may be the result of a temporarily lower inventory of lender-owned properties for sale (resulting from foreclosure moratoria and other delays in foreclosure actions), and may also result from a temporary increase in the ratio of voluntary sales to liquidations. An easing or reversal of these factors could lead to further home price declines and increased loss severities upon default, although the effects of such an easing or reversal could be offset by an increase in write-down of principal balances by servicers. See “Credit Quality” below.

On March 26, 2010, further modifications to HAMP to provide additional resources for struggling borrowers were announced. These changes are intended to (i) provide temporary assistance to unemployed homeowners while they search for re-employment, (ii) encourage servicers to write down principal of mortgage debt as part of a HAMP modification, (iii) allow more borrowers to qualify for modification through HAMP and (iv) help borrowers move to more affordable housing when modification is not possible. Specifically, to the extent servicers write down principal balances, we believe this may lead to lower re-default rates post-modification and thus potentially fewer foreclosures, slower liquidations and less downward pressure on home prices.

In April 2010, a $238 million non-Agency RMBS securitization was completed, marking the first such securitization (other than re-securitizations) since August 2008. The securitization was backed by high quality prime jumbo mortgage loans that had been originated by CitiMortgage Inc. in 2009 and 2010. While the completion of this transaction represents a milestone for the potential return to health of the non-Agency residential securitization market, the prospects for the securitization market are still extremely uncertain, as the respective roles and requirements of sponsors, investors, underwriters, regulators, policy-makers, and rating agencies all continue to be re-evaluated.

In April 2010, Markit launched a new structured finance index series called PrimeX. The index consists of four sub-indices, each referencing prime RMBS of different vintages and underlying loan types. This index was created to allow market participants to take positions and gain exposure on prime RMBS synthetically. We have actively traded PrimeX since its initial launch.

On June 10, 2010, after the Federal Housing Administration, or FHA, reserve levels fell below their minimum reserve requirement, the House of Representatives passed the FHA Reform Act. The Senate has yet to consider the broader bill approved by the House, but passed its own versions (HR 5872 and HR 5981) in August 2010, allowing the FHA to begin charging borrowers higher insurance premiums. In October, the FHA began implementing the new program by charging borrowers lower upfront premiums, but higher ongoing monthly premiums. Since the changes have only recently been imposed on borrowers, it is not yet clear what the ultimate effects will be. In addition to altering mortgage insurance premium structures, and allowing the FHA to charge higher insurance premiums on borrowers, thus ultimately bolstering the FHA’s capital base, the broader bill, if passed, will also grant the FHA greater authority to discipline lenders. To alleviate FHA losses on loans originated by lenders issuing poorly underwritten loans, the bill would allow the FHA to terminate lenders’ approval to underwrite loans backed by FHA insurance when the FHA finds evidence of fraud or noncompliance.

On July 6, 2010, Congress reiterated the May 1, 2010 expiration of the homeowner tax credit previously made available to qualifying taxpayers under the American Recovery and Reinvestment Act, but provided an extension on the deadline to close qualifying home purchases from June 30, 2010 until September 30, 2010. The government has been supporting sales volume and home prices for more than two years, providing up to $8,000 to qualified buyers. To qualify for the credit, a buyer must have signed a sales contract by May 1, 2010. On August 24, 2010, the National Association of Realtors estimated that existing home sales dropped 27.2% in the month of July, which we believe was due, in large part, to the expiration of the homeowner tax credit. While the volume of home sales has somewhat rebounded since then as evidenced by the 7.6% and 10% increase in August and September 2010, respectively, home sales still remain significantly below the levels that prevailed while the homeowner tax credit was in effect, and we believe that the expiration of the tax credit will continue to have a modest negative effect on home sales, and consequently home prices, in the near term.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was passed by Congress. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency RMBS and interest rate swaps and other derivatives as regulators have not determined how the Dodd-Frank Act will be implemented.

Recently, several large banks suspended foreclosures and foreclosure sales in a number of states, and there have been calls from public officials to introduce nationwide foreclosure moratoria. Also recently, the attorneys general from all 50 states have launched a joint investigation into foreclosure practices and mortgage servicers’ involvement in those practices. The suspensions and investigations relate to two concerns. The first concern relates to the allegedly pervasive signing, by mortgage servicers and their agents, of foreclosure-related affidavits without actually having properly validated the information in the affidavits (“robo-signing”). The second concern relates to the standard of proof required for a mortgage servicer to demonstrate that it has proper standing to foreclose on behalf of a mortgage note holder. Delinquent borrowers have recently begun filing lawsuits requesting, and certain judges have recently begun requiring, mortgage servicers to produce the actual mortgage notes to prove their right to foreclose. Because many mortgages have been transferred and assigned multiple times through the origination, warehouse and securitization processes, and by means of varying assignment procedures, mortgage servicers are frequently having difficulty furnishing complete documentation. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related suspensions and investigations may slow the pace of liquidations, and thereby increase loan loss severities in the longer term as a result of property deterioration, amplified legal and other costs, and other factors. Servicers have maintained that most of these problems are process-oriented and can be largely fixed in the near term. In fact, certain of the banks that announced foreclosure suspensions have more recently resumed processing foreclosures.

Various events have recently taken place that call into question the financial strength of many European nations and their banking systems. Many market participants have grown concerned over the health of the global economy and fear that the banking systems in Europe were too heavily leveraged and too reliant on the European Central Bank. Still others fear contagion and general uncertainty in the global markets. These concerns triggered a positive effect in certain sectors of the U.S. markets as many global market participants moved investments away from Euro-denominated securities and into dollar-denominated investments. To diversify away from European mortgages, data showed many European banks adding dollar-denominated Agency RMBS to their portfolios, thus supporting pricing levels in the domestic Agency RMBS markets. Thus, Agency RMBS markets have benefited from this “flight to quality”, and these benefits have persisted.

We continue to target non-Agency RMBS at prices that we believe will provide attractive, risk-adjusted total returns. Additionally, we continually focus on managing our cash and liquidity with a goal of maintaining sufficient available cash and liquidity to both take advantage of opportunities to acquire assets and meet our anticipated operating and financing needs.

Although our Agency RMBS portfolio is generally not subject to the same credit risks as our non-Agency RMBS portfolio, many of the market events that affected the non-Agency RMBS market discussed above also affected the Agency RMBS market. However, unless we acquire very substantial amounts of whole mortgage loans, we expect that we will always maintain some core amount of Agency RMBS to maintain our exclusion from regulation as an investment company under the Investment Company Act.

Labor Market. On November 5, 2010, the U.S. Department of Labor reported that, as of October 2010, the U.S. unemployment rate was 9.6%. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could contribute to further increases in mortgage delinquencies and decreases in home prices.

Prepayment Rates. Mortgage prepayment rates are sensitive to changes in interest rates, conditions in financial markets, lender competition and other factors, none of which can be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment rates tend to decrease. Conversely, when interest rates fall, prepayment rates tend to increase. Prepayment rates can affect our RMBS in a number of ways. Faster-than-expected prepayment rates will generally adversely affect RMBS valued at a premium to par value, because the valuation premium will amortize faster than expected, and the above-market coupon that such premium securities carry will be earned for a shorter period of time. Conversely, slower-than-expected prepayment speeds will generally benefit RMBS valued at a premium, because the above-market coupon that such premium securities carry will be earned for a longer period of time. Similarly, faster-than-expected prepayment rates generally benefit RMBS valued at a discount to par value. However, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets which may reduce our income in the long run.

Certain Federal Government programs introduced in 2009, such as the Homeowner Affordability and Stability Plan, or HASP, as well as a reduction in the Federal Funds Rate target to 0-0.25%, have resulted in lower residential mortgage interest rates. However, this reduction in mortgage interest rates has not led to increases in prepayment rates to the extent that might have been expected. Because many lenders have recently tightened their lending standards, only certain types of mortgage loans are eligible for refinancing. Consequently, our non-Agency RMBS backed by option ARMs and our newer vintage non-Agency RMBS backed by subprime mortgage loans have experienced declines in prepayment rates despite lower mortgage rates. However, non-Agency RMBS backed by fixed-rate, prime and Alt-A mortgage loans with low current loan-to-value ratios have experienced increases in prepayment rates, though these increases are modest by historical standards. It seems that many borrowers who would ordinarily be expected to refinance are having difficulty doing so, but at the same time, many market participants expect that the government will continue to take additional measures to encourage refinancing as long as economic conditions remain weak.

During the first quarter of 2010, each of Fannie Mae and Freddie Mac announced that it would significantly increase its repurchase of mortgage loans that are 120 or more days delinquent from mortgage pools backing Freddie Mac guaranteed RMBS or Fannie Mae guaranteed RMBS, as applicable. Fannie Mae reported that it had completed the repurchase of approximately $170 billion of these delinquent loans as of June 30, 2010, while Freddie Mac repurchased approximately $96.8 billion, and each of these entities may repurchase additional delinquent loans in the future. The initial effect of these repurchases was similar to a one-time or short-term increase in mortgage prepayment rates. The ongoing magnitude of the effect of these repurchases on a particular Agency RMBS depends upon the composition of the mortgage pool underlying each Agency RMBS, although for many Agency RMBS the effect has been, and we expect will continue to be, significant.

Credit Quality. The deterioration of the U.S. housing market as well as the recent economic downturn have caused U.S. residential mortgage delinquency rates to remain at high levels for various types of mortgage loans, including subprime mortgage loans and option ARMs. In August 2010, the composite S&P/Case-Shiller 20-city index, a broad measure of U.S. home prices, dropped 0.2% from the prior month, but was still 1.70% higher on a year-over-year basis. While average home prices across the United States are back to the levels they were in the autumn of 2003, they remain approximately 28% below the peak levels of mid 2006. As of October 1, 2010, delinquency rates on subprime mortgage loans and option ARMs averaged 40.6% and 42.3%, respectively. Loss severities upon default increased steadily through the first half of 2009 due to, among other things, additional servicing costs, delays in loan foreclosure, continuing home price declines and lack of incentive for mortgage servicers to minimize costs. The second half of 2009 and the first three quarters of 2010 exhibited some stabilization or improvement of these measures of credit quality. This stabilization and/or improvement may be temporary; although, as described above, write-downs of principal balances by servicers under HAMP may lead to continued stability or improvement. Because many subprime mortgage loans and option ARMs are not eligible for refinancing, our RMBS backed by these types of loans may experience losses if these trends continue. While RMBS backed by subprime mortgages and option ARMs are experiencing the highest delinquency and loss rates, other types of loans backing the non-Agency RMBS in our portfolio continue to experience high delinquency rates.

Liquidity and Valuations. Since 2007, as a result of the overall conditions in the credit markets, including reductions in value of various types of RMBS and other factors, available leverage on RMBS assets has decreased significantly, which contributed to the significant rise in market yields on these types of assets, and continues to negatively affect the liquidity of RMBS. As the credit markets have improved, liquidity has improved as well, but by historical standards liquidity and available leverage are still relatively low.

Over the past year, many investment banks have resumed making term financing available for non-Agency RMBS. The return of financing availability and the stabilization of borrowing costs have somewhat improved liquidity in the market for these securities, although such financing is currently available only in limited amounts and with respect to only certain types of those securities, so such improved liquidity is likely to be limited in the near term.

For the past few years, the illiquidity in the RMBS market as well as the deterioration in credit quality of non-Agency RMBS has led to greater price volatility, making it more difficult to accurately value these assets; however, these conditions are better today than in early 2009. In addition, validating third-party pricing, especially for our non-Agency RMBS, may be more subjective than in years past as fewer participants may be willing to provide this service to us.

Financing Costs. Our reverse repo borrowings are primarily collateralized by Agency RMBS. The interest rates on our reverse repos are typically tied to one-month LIBOR. For the three month period ended September 30, 2010, one-month LIBOR averaged 0.29% compared to 0.27% for the three month period ended September 30, 2009.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for investment companies. In June 2007, the AICPA issued Amendments to ASC 946-10 (ASC 946), Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. ASC 946 was effective for fiscal years beginning on or after December 15, 2007 with earlier application encouraged. After we adopted ASC 946, the FASB issued guidance which effectively delayed indefinitely the effective date of ASC 946. However, this additional guidance explicitly permitted entities that early adopted ASC 946 before December 31, 2007 to continue to apply the provisions of ASC 946. We have elected to continue to apply the provisions of ASC 946. ASC 946 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies, or the Guide. The Guide provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company, of an investment company or of an equity method investor in an investment company. Effective August 17, 2007, we adopted ASC 946 and follow its provisions which, among other things, requires that investments be reported at fair value in the financial statements. Although we conduct our operations so that we are not required to register as an investment company under the Investment Company Act, for financial reporting purposes, we have elected to continue to apply the provisions of ASC 946.

Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on our Manager and Ellington’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to the consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:

Valuation: We adopted a three-level valuation hierarchy for disclosure of fair value measurements on January 1, 2008. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include securities, derivatives and repurchase agreements. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.

The following is a description of the valuation methodologies used for our financial instruments:

Level 1 valuation methodologies include the observation of quoted prices (unadjusted) for identical assets or liabilities in active markets, often received from widely recognized data providers.

Level 2 valuation methodologies include the observation of (i) quoted prices for similar assets or liabilities in active markets, (ii) inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves) in active markets and (iii) quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 fair value methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (ii) the solicitation of valuations from third-parties (typically, broker-dealers). Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. Our Manager utilizes such information to assign a good faith valuation (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments. Our Manager has been able to obtain third-party valuations on the vast majority of our assets and expects to continue to solicit third-party valuations on substantially all of our assets in the future to the extent practical. Our Manager uses its judgment, based on its own models, the assessments of its portfolio managers, and third-party valuations it obtains, to determine and assign fair values to our Level 3 assets. We believe that third-party valuations play an important role in ensuring that our Manager’s valuation determinations are fair and reasonable. Our Manager’s valuation process is subject to the oversight of the Manager’s investment and risk management committee as well as the oversight of the independent members of our board of directors. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.

See the notes to our consolidated financial statements for more information on valuation.

Securities Transactions and Investment Income: Securities transactions are recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Principal write-offs are generally treated as realized losses. Interest income is recorded as earned. Generally, we accrete market discount and amortize market premium on debt securities using the effective yield method and classify paydown gains or losses as interest income. Accretion of market discount and amortization of premium require the use of a significant amount of judgment and the application of several assumptions including, but not limited to, prepayment rate and default rate assumptions.

LTIP Units: Long term incentive plan units, or LTIP units, have been issued to independent directors as well as to our Manager. The costs associated with LTIP units are amortized over the relevant vesting period. The vesting period for units issued to independent directors under the Ellington Incentive Plan for Individuals, or Director LTIP units, is one year for the grants awarded on August 17, 2007 and October 1, 2009, and nine months for the grants awarded on December 31, 2008. Vesting period for units issued to our Manager under the Ellington Incentive Plan for Entities, or the Manager LTIP units, occurs over a three year period with one-third of the units vesting at the end of each year. The cost of the Manager LTIP units fluctuates with the price per share until the vesting date, whereas the cost of the Director LTIP units is based on the price per share at the initial grant date. Because we remeasure the amount of share-based LTIP unit costs associated with the unvested Manager LTIP units as of each reporting period, our share-based LTIP unit expense reported in our consolidated statement of operations will change based on the price per share, which may result in additional earnings volatility. As of September 30, 2010, the Manager LTIPs were fully vested.

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition

The following table summarizes certain characteristics of our RMBS portfolio as of September 30, 2010 and December 31, 2009. For more detailed information about the investments in our portfolio, please refer to Consolidated Condensed Schedules of Investments as of these dates contained in our consolidated financial statements.

RMBS—Agency and Non-Agency Securities

As of September 30, 2010

Security Description	Current Principal	Fair Value	Average Price	Cost	Average Cost
Agency RMBS—Floating Rate—Principal and Interest Securities	$64,999,726	$68,406,837	$105.24	$67,211,611	$103.40
Agency RMBS—Fixed Rate—Principal and Interest Securities	325,189,537	346,048,939	106.41	345,285,244	106.18
Agency RMBS—Fixed Rate—TBAs	503,750,000	529,835,724	105.18	530,436,876	105.30
Agency RMBS—Fixed Rate—TBAs Sold Short	(849,250,000)	(893,250,608)	105.18	(894,958,301)	105.38
Non-Agency RMBS—Principal and Interest Securities	375,270,725	259,160,679	69.06	242,534,079	64.63
Non-Agency RMBS—Interest Only Securities	N/A	10,726,857	N/A	3,940,309	N/A
Non-Agency RMBS—Other	N/A	—	N/A	629,090	N/A

Total		$320,928,428		$295,078,908

As of December 31, 2009

Security Description	Current Principal	Fair Value	Average Price	Cost	Average Cost
Agency RMBS—Floating Rate—Principal and Interest Securities	$194,294,205	$203,760,253	$104.87	$197,937,966	$101.88
Agency RMBS—Fixed Rate—Principal and Interest Securities	283,824,017	294,198,019	103.66	293,678,258	103.47
Agency RMBS—Fixed Rate—TBAs	41,250,000	40,345,039	97.81	40,773,672	98.85
Agency RMBS—Fixed Rate—TBAs Sold Short	(493,250,000)	(502,543,554)	101.88	(509,587,384)	103.31
Non-Agency RMBS—Principal and Interest Securities	345,186,599	198,361,316	57.46	205,747,380	59.60
Non-Agency RMBS—Interest Only Securities	N/A	12,002,080	N/A	7,494,892	N/A
Non-Agency RMBS—Other	N/A	335	N/A	697,664	N/A

Total		$246,123,488		$236,742,448

Non-RMBS—Other Securities

The table below summarizes other Non-RMBS securities as of December 31, 2009. There were no other Non-RMBS securities as of September 30, 2010.

As of December 31, 2009

Security Description	Current Principal or Number of Contracts	Fair Value	Average Price	Cost	Average Cost
U.S. Treasury Securities	$7,000,000	$6,734,635	$96.21	$6,981,860	$99.74
Equity Options Purchased (1)	284	39,192	1.38	580,860	20.45

Total		$6,773,827		$7,562,720

(1)	Each contract represents the option to sell the S&P 500 index on a specified date at a specified price with each contract point representing $100.

Mortgage-Related Derivatives

The table below summarizes our mortgage-related derivative instruments as of September 30, 2010 and December 31, 2009.

As of September 30, 2010

Description	Notional Amount	Range of Final Termination Dates(3)	Fair Value
Long Swaps—Credit Default Swaps On RMBS and CMBS Indices (1)	$140,973,146	6/36 - 10/52	$(22,777,120)
Short Swaps—Credit Default Swaps On RMBS (2)	(125,959,213)	6/34 - 12/36	102,574,132
Short Swaps—Credit Default Swaps On RMBS and CMBS Indices (2)	(131,872,481)	8/37 - 10/52	40,360,561

Total			$120,157,573

As of December 31, 2009

Description	Notional Amount	Range of Final Termination Dates(3)	Fair Value
Long Swaps—Credit Default Swaps On RMBS (1)	$15,252,372	5/34 - 9/36	$(10,547,540)
Long Swaps—Credit Default Swaps On RMBS and CMBS Indices (1)	3,250,000	8/37	(1,878,143)
Short Swaps—Credit Default Swaps On RMBS (2)	(113,743,916)	6/34 - 12/36	95,199,131
Short Swaps—Credit Default Swaps On RMBS and CMBS Indices (2)	(43,482,040)	8/37 - 10/52	19,596,453

Total			$102,369,901

(1)	Long swaps represent transactions where we sold protection.
(2)	Short swaps represent transactions where we purchased protection.
(3)	Final termination dates represent the contractual final termination date.

Derivatives on Corporate Securities (Debt and Equity)

The table below summarizes our derivative instruments on corporate securities (debt and equity) as of September 30, 2010 and December 31, 2009.

As of September 30, 2010

Description	Notional Amount	Range of Final Termination Dates(3)	Fair Value
Short Swaps—Credit Default Swaps On Corporate Bonds Indices (1)	$(19,700,000)	6/15	$5,497

Total			$5,497

As of December 31, 2009

Description	Notional Amount	Range of Final Termination Dates(3)	Fair Value
Short Swaps—Credit Default Swaps On Corporate Bonds (1)	$(36,325,000)	3/13 - 12/14	$8,475,895
Short Swaps—Credit Default Swaps On Corporate Bonds Indices (1)	(19,542,400)	12/13	(459,941)
Short Swaps—Total Return Swaps on Equity Securities (2)	(11,447,595)	4/10 - 5/10	(87,798)
Long Swaps—Other Swaps	8,700,000	9/13 - 6/14	257,212

Total			$8,185,368

(1)	Short swaps represent transactions where we purchased protection.
(2)	Notional amount for total return swaps on equity securities represents number of underlying shares multiplied by the market value of the underlying securities at the respective period end.
(3)	Final termination dates represent the contractual final termination date.

Non-RMBS—Other Derivatives

The table below summarizes Non-RMBS-other derivative instruments as of September 30, 2010 and December 31, 2009:

As of September 30, 2010

Description	Notional Amount or Number of Contracts	Range of Final Termination Dates(3)	Fair Value
Short Swaps—Interest Rate Swaps (1)	$(70,000,000)	10/14 - 9/20	$(3,064,503)
Depreciated Futures (2)	(990)	12/10 - 9/12	(3,000,177)

Total			$(6,064,680)

As of December 31, 2009

Description	Notional Amount or Number of Contracts	Range of Final Termination Dates(3)	Fair Value
Short Swaps—Interest Rate Swaps (1)	$(11,000,000)	10/14	$109,332
Depreciated Futures (2)	(1,257)	3/10 - 9/11	(1,072,464)

Total			$(963,132)

(1)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(2)	Each contract represents a notional amount of $1,000,000.
(3)	Final termination dates represent the contractual final termination date.

As of September 30, 2010, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity reflects total assets of $2.5 billion as compared to $1.5 billion as of December 31, 2009. Total liabilities as of September 30, 2010 were $2.2 billion as compared to $1.2 billion as of December 31, 2009. The substantial increase in both our assets and liabilities was primarily related to our trading activity in TBAs. In both periods, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity include TBA-related assets (TBAs and receivables for TBAs sold short) and TBA-related liabilities (TBAs sold short and payables for TBAs purchased). Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis. Because we primarily use TBAs to hedge risks associated with our long Agency RMBS (and to a lesser extent to hedge our long non-Agency RMBS), we generally carry a net short TBA position.

As of September 30, 2010, total assets included $529.8 million of TBAs as well as $895.1 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2009, total assets included $40.3 million of TBAs as well as $510.5 million of receivable for securities sold relating to unsettled TBA sales.

As of September 30, 2010, total liabilities included $893.3 million of TBAs sold short as well as $529.8 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2009, total liabilities included $502.5 million of TBAs sold short as well as $41.6 million of payable for securities purchased relating to unsettled TBA purchases.

While, as discussed above, the TBA-related components of assets and liabilities reflect higher amounts as of September 30, 2010 relative to December 31, 2009, our net short TBAs (both long and short positions) declined to $363.5 million as of September 30, 2010, from $462.2 as of December 31, 2009. The aggregate value of our other Agency RMBS as of September 30, 2010 and December 31, 2009, was $414.5 million and $498.0 million, respectively. As of September 30, 2010 and December 31, 2009, on a net basis, our net Agency RMBS positions (including TBAs) were long positions of $51.0 million and $35.8 million, respectively. As market conditions change, we continuously re-evaluate our overall net Agency RMBS position. See the tables captioned “RMBS—Agency and Non-Agency Securities” above for additional details regarding our TBAs. During the three months ended September 30, 2010, we adjusted our interest rate hedges by replacing certain short TBA positions with short interest rate swap positions.

We have entered into reverse repos to finance some of our assets. Approximately 74.8% or $356.6 million of our outstanding indebtedness under reverse repos is secured by Agency RMBS with the remaining secured by non-Agency

RMBS. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. As of September 30, 2010 and December 31, 2009, indebtedness outstanding on our reverse repos was approximately $476.7 million and $560.0 million, respectively. As of September 30, 2010, our reverse repos had borrowing rates ranging from 0.27% to 2.46% and remaining terms ranging from 1 to 270 days, with an average remaining term of 44 days. As of December 31, 2009, our reverse repos had borrowing rates ranging from (0.01)% to 2.75% and remaining terms ranging from 4 to 236 days with an average remaining term of 39 days. The negative borrowing rate relates to a single reverse repo involving a Treasury holding. As of December 31, 2009, market demand for this Treasury security was such that the lender was willing to pay interest to us in order to access the security as collateral under the reverse repo arrangement. We account for our reverse repos as collateralized borrowings.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of September 30, 2010, and December 31, 2009, our derivative and TBA counterparties posted an aggregate value of approximately $105.8 million, and $106.5 million, respectively, of collateral with us. This collateral posted with us is reflected as “Due to Brokers-Margin Accounts” on our consolidated balance sheets.

Shareholders’ Equity

As of September 30, 2010, our shareholders’ equity increased by approximately $9.2 million from December 31, 2009. This increase consisted of a net increase in shareholders’ equity resulting from operations for the nine month period ended September 30, 2010 of approximately $27.3 million, a decrease for dividends paid of approximately $20.4 million, an increase for common shares issued in connection with incentive fee payments of approximately $0.3 million and an increase in share-based LTIP awards of approximately $2.0 million.

As of December 31, 2009, our shareholders’ equity increased by approximately $58.7 million from December 31, 2008. This increase consisted of a net increase in shareholders’ equity resulting from operations for the year ended December 31, 2009 of approximately $93.4 million, a decrease for dividends paid of approximately $30.8 million, a decrease for common shares repurchased of $7.3 million, an increase in share-based LTIP awards of approximately $3.6 million, an increase for common shares issued in connection with incentive fee payments of approximately $1.7 million, and a decrease associated with the special distribution paid to our Manager of approximately $1.8 million.

Results of Operations for the Three Month Periods Ended September 30, 2010 and 2009

The table below presents the net increase (decrease) in shareholders’ equity resulting from operations for the three month periods ended September 30, 2010 and 2009.

	Three Month Period Ended September 30,
	2010	2009*
Investment income—Interest income	$10,859,011	$14,275,393
Expenses:
Interest expense	921,238	597,184
Other expenses	5,615,159	11,438,017

Total expenses	6,536,397	12,035,201

Net investment income	4,322,614	2,240,192
Net realized and unrealized gain (loss) on investments	21,071,953	35,627,063
Net realized and unrealized gain (loss) on financial derivatives	(9,376,328)	(7,750,129)

Net increase (decrease) in shareholders’ equity resulting from operations	$16,018,239	$30,117,126

Beginning Shareholders’ Equity Per Share (6/30/10, 6/30/09, respectively)	$24.56	$23.87
Net Investment Income	0.36	0.19
Net Realized/Unrealized Gains (Losses)	0.97	2.34

Results of Operations (1)	1.33	2.53
Dividends Paid (2)	(0.15)	(1.55)
Share-Based LTIP Awards	0.04	0.08

Ending Shareholders’ Equity Per Share (3)	$25.78	$24.93

Ending Shares Outstanding	11,985,670	11,938,004

*	Certain classifications have been conformed to the current period presentation.
(1)	Calculated based on average common shares outstanding and differs from the calculation for EPS (See Note 7).
(2)	Dividends paid include dividends paid on common shares and LTIP units. During the three month periods ended September 30, 2010 and 2009, a dividend was declared and paid in the amount of $0.15 and $1.50, respectively, per common share and LTIP unit outstanding. Dividends paid of $ 0.15 and $1.55 per share for the three month periods ended September 30, 2010 and 2009, respectively, reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units.
(3)	If all units issued pursuant to the long term incentive plans were vested and exchanged for common shares as of September 30, 2010 and 2009, shareholders’ equity per share would have been $24.99 and $24.16, respectively.

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations for the three month periods ended September 30, 2010 and 2009 was $16.0 million and $30.1 million, respectively. The majority of the period-over-period decline was due to a reduction in net realized and unrealized gains related to our investment holdings, principally our non-Agency RMBS. This reduction was partially offset by higher net investment income in the three month period ended September 30, 2010. Total return after incentive fees for our common shares was 5.6% for the three month period ended September 30, 2010 as compared to 10.7% for the three month period ended September 30, 2009. Total return on our common shares is calculated based on changes in book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $4.3 million for the three month period ended September 30, 2010 as compared to $2.2 million for the three month period ended September 30, 2009. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income resulted largely from lower incentive fee expense in the current three month period, which in turn resulted primarily from the reduction in net realized and unrealized gains as compared to the prior three month period, as described above. While total expenses declined, this was partially offset by a decline in interest income.

Interest Income

Interest income was $10.9 million for the three month period ended September 30, 2010 as compared to $14.3 million for the three month period ended September 30, 2009. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The year-over-year decrease in interest income was principally attributable to lower yields on our non-Agency holdings in the current period, reflecting firmer asset pricing in this sector relative to the period one year ago.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $446.6 million and $462.8 million for the three month periods ended September 30, 2010 and 2009, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $0.9 million for the three month period ended September 30, 2010 as compared to $0.6 million for the three month period ended September 30, 2009. The increase in interest expense is mainly related to the composition of our borrowings for the current three month period as compared to the prior year three month period. For the three month period ended September 30, 2010, 72.9% of our average borrowings were related to our Agency holdings and 27.1% were related to our non-Agency holdings. For the comparable 2009 period, 92.3% of our borrowings were related to our Agency holdings while 7.7% were related to our non-Agency holdings. The higher amount of current period interest expense is reflective of the higher amount of borrowings related to our non-Agency RMBS (which carry higher borrowing costs) as compared to the prior period.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the three months ended September 30, 2010 and 2009.

Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Three Month Period Ended September 30, 2010	$325,404,772	$266,937	0.33%	0.29%	0.59%
For the Three Month Period Ended September 30, 2009	$427,353,844	$382,502	0.36%	0.27%	0.84%

Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Three Month Period Ended September 30, 2010	$121,152,110	$597,723	1.97%	0.29%	0.59%
For the Three Month Period Ended September 30, 2009	$35,486,000	$167,460	1.89%	0.27%	0.84%

Agency and Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Three Month Period Ended September 30, 2010	$446,556,882	$864,659	0.77%	0.29%	0.59%
For the Three Month Period Ended September 30, 2009	$462,839,844	$549,962	0.48%	0.27%	0.84%

Other Expenses

Other expenses consist of base management fees and incentive fees payable to our Manager pursuant to our management agreement, share-based LTIP expense and various other operating expenses. Other expenses exclude interest expense. The period-over-period decrease in other expenses was mainly due to the reduced amount of incentive fee expense in the three month period ended September 30, 2010 relative to the prior year three month period as well as lower expenses in the current three month period related to share-based LTIP awards. Share-based LTIP expense for the three month period ended September 30, 2010 was $0.5 million compared to $1.0 million for the comparable 2009 period. The decline in share-based LTIP expense is primarily related to the August 17, 2010 final vesting of the LTIPs held by our Manager, which had been awarded in August 2007. The lower incentive fee and share-based LTIP expense in the current three month period was partially offset, however, by an increase in various operating expenses, principally compensation expense and insurance expense. In addition, we began incurring compensation expense in the fourth quarter of 2009 related to certain dedicated personnel, including our dedicated Chief Financial Officer and controller. During the fourth quarter of 2009, we also increased our insurance coverage, both in size and type of coverage.

For the three month periods ended September 30, 2010 and 2009, we incurred expenses for base management fees payable to our Manager of $1.2 million and $1.2 million, respectively. Our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. During the three month period ended September 30, 2010, our performance exceeded the return hurdle for the quarterly calculation period, and therefore our Manager earned incentive fees. Total incentive fees for the three month period ended September 30, 2010 was $2.5 million as compared to $8.2 million for the three month period ended September 30, 2009. The return hurdle was based on a 9% annual rate for each of the three month periods ended September 30, 2010 and 2009.

Net Realized and Unrealized Gains and Losses on Investments and Financial Derivatives

During the three month period ended September 30, 2010, we had net realized and unrealized gains on investments of $21.1 million as compared to $35.6 million for the three month period ended September 30, 2009. Net realized and unrealized gains on investments of $21.1 million for the three month period ended September 30, 2010 resulted principally from net realized and unrealized gains on our non-Agency and Agency RMBS partially offset by realized and unrealized losses on TBAs. For the three month period ended September 30, 2010, net realized and unrealized gains on our Agency and non-Agency RMBS was $25.4 million and net realized and unrealized losses on our TBAs was $4.3 million. Of the total net realized and unrealized gains of $21.1 million for the three month period ended September 30, 2010, we realized net losses of $2.7 million and recognized net unrealized gains of $23.8 million. Net realized and unrealized gains on investments of $35.6 million for the three month period ended September 30, 2009 resulted principally from net unrealized gains on our non-Agency RMBS, and also included the sale of our claim against Lehman Brothers. See Note 9 to the consolidated financial statements for the circumstances surrounding the establishment and ultimate sale of this claim. The impact of the sale of this claim to net realized and unrealized gains and losses on investments in the three month period ended September 30, 2009 was a net gain of $0.7 million. Of the total net realized and unrealized gains of $35.6 million for the three months ended September 30, 2009, we realized net gains of $6.9 million and recognized net unrealized gains of $28.7 million.

During the three month period ended September 30, 2010, we had net realized and unrealized losses on our financial derivatives of $9.4 million as compared to $7.8 million for the three month period ended September 30, 2009. Net realized and unrealized losses on our financial derivatives for the three month period ended September 30, 2010 resulted in part from net realized and unrealized losses on our interest rate swaps and Eurodollar futures, each used to manage our interest rate risk. Net losses on our interest rate swaps and Eurodollar futures were $3.0 million and were largely due to the decline in interest rates during the period. We also had net realized and unrealized losses on our single name ABS CDS as well as our CDS on ABS indices in the amount of $6.2 million during the three month period ended September 30, 2010. Of the total net realized and unrealized losses of $9.4 million for the three month period ended September 30, 2010, we realized net losses of $4.5 million and recognized net unrealized losses of $4.9 million. Net realized and unrealized losses on our financial derivatives for the three month period ended September 30, 2009 of $7.8 million resulted principally from losses on CDS on ABS indices and losses on total return swaps.

Results of Operations for the Nine Month Periods Ended September 30, 2010 and 2009

	Nine Month Period Ended September 30,
	2010	2009*
Investment income—Interest income	$33,574,261	$37,209,523
Expenses:
Interest expense	2,600,642	1,609,205
Other expenses	12,510,966	25,522,090

Total expenses	15,111,608	27,131,295

Net investment income	18,462,653	10,078,228
Net realized and unrealized gain (loss) on investments	26,294,366	64,939,909
Net realized and unrealized gain (loss) on financial derivatives	(17,412,192)	5,460,905

Net increase (decrease) in shareholders’ equity resulting from operations	$27,344,827	$80,479,042

Beginning Shareholders’ Equity Per Share (12/31/09 and 12/31/08, respectively)	$25.04	$19.27
Net Investment Income	1.54	0.84
Net Realized/Unrealized Gains (Losses)	0.74	5.84

Results of Operations (1)	2.28	6.68
Dividends Paid (2)	(1.70)	(1.53)
Accretive Effect of Share Repurchase	—	0.42
Share-Based LTIP Awards	0.16	0.24
Manager Special Distribution	—	(0.15)

Ending Shareholders’ Equity Per Share (3)	$25.78	$24.93

Ending Shares Outstanding	11,985,670	11,938,004

*	Certain classifications have been conformed to the current period presentation.
(1)	Calculated based on average common shares outstanding and differs from the calculation for EPS (See Note 7).
(2)	Dividends paid include dividends paid on common shares and LTIP units. For the nine month periods ended September 30, 2010 and 2009, dividends totaling $1.65 and $1.50, respectively, per common share and LTIP outstanding share were declared and paid. Dividends paid of $1.70 and $1.53 per share for the nine month periods ended September 30, 2010 and 2009, respectively, above reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units.
(3)	If all units issued pursuant to the long term incentive plans were vested and exchanged for common shares as of September 30, 2010 and 2009, shareholders’ equity per share would have been $24.99 and $24.16, respectively.

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations for the nine month periods ended September 30, 2010 and 2009 was $27.3 million and $80.5 million, respectively. The majority of the period-over-period decline was due to a reduction in net realized and unrealized gains related to our investment holdings, principally our non-Agency RMBS. This reduction was partially offset by lower total expenses in the nine month period ended September 30, 2010 which included significantly less incentive fee expense relative to 2009. Total return for our common shares after incentive fees was 10.0% for the nine month period ended September 30, 2010 as compared to 37.2% for the nine month period ended September 30, 2009. Total return on our common shares is calculated based on changes in book value per share, assumes reinvestment of dividends, and excludes shares held by our Manager.

Net Investment Income

Net investment income was $18.5 million for the nine month period ended September 30, 2010 as compared to $10.1 million for the nine month period ended September 30, 2009. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income resulted from significantly lower incentive fee expense in the current nine month period given the decline in total return period-over-period. While total expenses declined, this was partially offset by a decline in interest income.

Interest Income

Interest income was $33.6 million for the nine month period ended September 30, 2010 as compared to $37.2 million for the nine month period ended September 30, 2009. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The year-over-year decrease in interest income was principally attributable to lower yields on our non-Agency holdings in the current period, reflecting firmer asset pricing in this sector relative to the period one year ago. This decline was partially offset by higher interest income from our Agency holdings due to the fact that we held more investments in Agency investments in the current period. On the basis of average cost, we held $403.7 million in Agency investments for the nine month period ended September 30, 2010 compared to $308.0 million for the nine month period ended September 30, 2009.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $469.4 million and $316.8 million for the nine month periods ended September 30, 2010 and 2009, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $2.6 million for the nine month period ended September 30, 2010 as compared to $1.6 million for the nine month period ended September 30, 2009. The increase in interest expense is mainly related to the increase in amounts borrowed offset by a decrease in borrowing costs related to our reverse repos for the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009. For the nine month period ended September 30, 2010, 74.9% of our average borrowings were related to our Agency holdings and 25.1% were related to our non-Agency holdings. For the comparable 2009 period, 94.7% of our average borrowings were related to our Agency holdings while 5.3% were related to our non-Agency holdings. The higher amount of current period interest expense is reflective of the higher amount of borrowings related to non-Agency RMBS (which carry higher borrowing costs) as compared to the prior period.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the nine months ended September 30, 2010 and 2009.

Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Nine Month Period Ended September 30, 2010	$351,640,719	$838,854	0.32%	0.28%	0.54%
For the Nine Month Period Ended September 30, 2009	$299,891,695	$1,194,291	0.53%	0.37%	1.31%

Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Nine Month Period Ended September 30, 2010	$117,769,018	$1,607,842	1.82%	0.28%	0.54%
For the Nine Month Period Ended September 30, 2009	$16,907,778	$252,315	1.99%	0.37%	1.31%

Agency and Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Nine Month Period Ended September 30, 2010	$469,409,737	$2,446,697	0.69%	0.28%	0.54%
For the Nine Month Period Ended September 30, 2009	$316,799,473	$1,446,606	0.61%	0.37%	1.31%

Other Expenses

Other expenses consist of base management fees and incentive fees payable to our Manager pursuant to our management agreement, share-based LTIP expense and various other operating expenses. Other expenses exclude interest expense. The period-over-period decrease in other expenses was mainly due to significantly lower incentive fee expense in the nine month period ended September 30, 2010 period as well as lower expenses in the current nine month period related to share-based LTIP awards. Share-based LTIP expense for the nine month period ended September 30, 2010 was $2.0 million compared to $2.8 million for the comparable 2009 period. The decline in share-based LTIP expense is primarily related to the August 17, 2010 final vesting of the LTIPs held by our Manager, which had been awarded in August 2007. The lower incentive fee and share-based LTIP award expense in the current nine month period were partially offset, however, by an increase in various operating expenses, principally base management fees, compensation expense and insurance expense. The increase in base management fee was attributable to the larger base of net assets during the nine months ended September 30, 2010 as compared to the nine month period ended September 30, 2009. In addition, we began incurring compensation expense in the fourth quarter of 2009 related to certain dedicated personnel, including our dedicated Chief Financial Officer and controller. During the fourth quarter of 2009, we also increased our insurance coverage, both in size and type of coverage.

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Total incentive fees earned for the nine month period ended September 30, 2010 was $3.0 million as compared to $16.6 million for the nine month period ended September 30, 2009. For each of the nine month periods ended September 30, 2010 and 2009, the return hurdle (after taking into account any relevant loss carryforward) was exceeded and as a result, we incurred incentive fee expense. The return hurdle for each calculation period was based on a 9% annual rate.

Effective July 1, 2009, our Management Agreement was amended. The incentive fees earned by our Manager for the period prior to July 1, 2009, were calculated based on the provisions in our management agreement that were in effect prior to the July 1, 2009 amendment. See Note 4 to our consolidated financial statements for a description of the changes to our management agreement.

Net Realized and Unrealized Gains and Losses on Investments and Financial Derivatives

During the nine month period ended September 30, 2010, we had net realized and unrealized gains on investments of $26.3 million as compared to $64.9 million for the nine month period ended September 30, 2009. Net realized and unrealized gains on investments of $26.3 million for the nine month period ended September 30, 2010 resulted principally from realized and unrealized gains on our non-Agency as well as Agency RMBS partially offset by realized and unrealized losses on TBAs. Net gains on our Agency and non-Agency RMBS were $50.9 million while net losses on our TBAs were $24.9 million. Of the total net realized and unrealized gains of $26.3 million for the nine month period ended September 30, 2010, we realized net gains of $9.0 million and recognized net unrealized gains of $17.3 million. Net realized and unrealized gains on investments of $64.9 million for the nine month period ended September 30, 2009 resulted principally from net unrealized gains on our non-Agency RMBS, and also included a $5.3 million gain recognized on the sale of a claim against Lehman Brothers. See Note 9 to the consolidated financial statements for the circumstances surrounding the establishment and ultimate sale of this claim asset. Of the total net realized and unrealized gains of $64.9 million for the nine month period ended September 30, 2009, we realized net losses of $14.5 million and recognized net unrealized gains of $79.4 million.

During the nine month period ended September 30, 2010, we had net realized and unrealized losses on our financial derivatives of $17.4 million as compared to net realized and unrealized gains of $5.5 million for the nine month period ended September 30, 2009. Net realized and unrealized losses on our financial derivatives for the nine month period ended September 30, 2010 resulted in part from net realized and unrealized losses on our interest rate swaps and Eurodollar futures, each used to manage our interest rate risk. Net losses on our interest rate swaps and Eurodollar futures were $7.7 million and were largely due to the decline in interest rates during the period. We also had net realized and unrealized losses on our corporate and single name ABS CDS in the amount of $10.8 million; we exited most of our corporate CDS during the period. Partially offsetting these losses were net realized and unrealized gains on our CDS on ABS indices in the amount of $1.8 million. Of the total net realized and unrealized losses of $17.4 million for the nine month period ended September 30, 2010, we realized net gains of $1.8 million and recognized net unrealized losses of $19.2 million. Net realized and unrealized gains on our financial derivatives for the nine month period ended September 30, 2009 resulted principally from our CDS on ABS indices and single name ABS partially offset by losses on our CDS on corporate bonds and total return swaps. Of the total net realized and unrealized gains of $5.5 million for the nine month period ended September 30, 2009, we realized net gains of $13.8 million and recognized net unrealized losses of $8.3 million.

Liquidity and Capital Resources

Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, making distributions and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repo, reverse repo, TBA and derivative contracts, repayment of reverse repo borrowings to the extent we are unable or unwilling to extend our reverse repos, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our RMBS and proceeds from the sale of securities), borrowings under reverse repos and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.

We expect to continue to borrow funds in the form of reverse repos and we may increase the level of borrowings in the future. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by SIFMA as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ for each of our lenders.

We have repurchased some of our own common shares in privately negotiated unsolicited transactions. To date, these share repurchases have occurred at prices which represented a material discount to our book value per common share at the time of repurchase. As a result, the share repurchases were each accretive to our book value and, in our Manager’s opinion, the effective expected return on the capital used to repurchase the shares was attractive compared to alternative opportunities available in the market at those times. However, we currently do not have a systematic plan to buy back our common shares.

We held cash and cash equivalents of approximately $117.7 million and $102.9 million as of September 30, 2010 and December 31, 2009, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our board of directors. During the nine month period ended September 30, 2010, we paid total dividends in the amount of $20.4 million. During the nine month period ended September 30, 2009, we paid total dividends in the amount of $18.5 million.

For the nine month period ended September 30, 2010, our operating activities (including net sales of investments throughout the period) provided net cash in the amount of $119.1 million, while our reverse repo activity used net cash of $83.3 million and our dividends paid used cash of $20.4 million. For the nine month period ended September 30, 2009, our operating activities used net cash of $270.9 million, but our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $324.0 million. Thus our operating activities, when combined with our reverse repo financing activities, provided net cash of $53.1 million for the nine month period ended September 30, 2009. Of this $53.1 million, we used $18.5 million to pay dividends, $7.3 million to repurchase our shares and $3.4 million for other non-operating-activity-related uses, with the remaining $23.9 million serving to increase our cash holdings from $61.4 million as of December 31, 2008 to $85.3 million as of September 30, 2009.

Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from regulation as an investment company under the Investment Company Act. Steep declines in the values of our RMBS assets financed using reverse repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by reverse repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.

While our net borrowings under our reverse repos declined during the nine month period ended September 30, 2010, we expect to continue to borrow funds in the form of reverse repos as well as other types of financing. As of September 30, 2010 and December 31, 2009, we had $476.7 million and $560.0 million, respectively of borrowings outstanding under our reverse repos with a weighted average borrowing rate of 0.72% and 0.58%, respectively, most of which were collateralized by our Agency RMBS. As of September 30, 2010, our reverse repos had interest rates ranging from 0.27% to 2.46%. As of December 31, 2009, our reverse repos had interest rates ranging from (0.01)% to 2.75%. The negative borrowing rate relates to a single reverse repo involving a Treasury holding. As of December 31, 2009, market demand for this Treasury security was such that the lender was willing to pay interest to us in order to access the security as collateral under the reverse repo arrangement. As of September 30, 2010, the remaining terms on our reverse repos ranged from 1 to 270 days, with an average remaining term of 44 days. As of December 31, 2009, the remaining terms on our reverse repos ranged from 4 to 236 days, with an average remaining term of 39 days. RMBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $566.7 million and $627.4 million as of September 30, 2010 and December 31, 2009, respectively. The interest rates of the reverse repos are generally indexed to the one-month LIBOR rate and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

We are not required by our investment guidelines to maintain any specific debt-to-equity ratio, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

Contractual Obligations and Commitments

We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see “Management—Management Agreement.”

We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. When we enter into a reverse repo, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repo. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting.

As of September 30, 2010, we had an aggregate amount at risk under our reverse repos with seven counterparties of approximately $92.3 million and as of December 31, 2009, we had an aggregate amount at risk under our reverse repos with six counterparties of approximately $74.5 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos and reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk as of September 30, 2010 and December 31, 2009 do not include approximately $1.7 million and $2.0 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

Our swap and futures contracts are governed by trading agreements, which are separately negotiated agreements with dealer counterparties. Changes in the relative value of the swap and futures transactions may require us or the counterparty to post or receive collateral. Typically, a collateral payment or receipt is triggered based on the net change in the value of all contracts governed by a particular trading agreement. Entering into swap and futures contracts involves market risk in excess of amounts recorded on our balance sheet.

As of September 30, 2010, we had an aggregate amount at risk under our derivative contracts with six counterparties of approximately $16.9 million. As of December 31, 2009, we had an aggregate amount at risk under our derivatives contracts with six counterparties of approximately $10.5 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk as of September 30, 2010 and December 31, 2009 do not include approximately $10.7 million and $0, respectively, of trade receivables on unsettled swap transactions.

We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with Dealers Held as Collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at September 30, 2010 and December 31, 2009 collateral posted by the Company and held by a third party custodian in the amount of approximately $7.3 million and $11.3 million, respectively.

We purchase and sell certain non-derivative securities, including TBAs, on a when-issued or delayed delivery basis. Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties.

As of September 30, 2010, in connection with our TBAs, we had an aggregate amount at risk with eight counterparties in the aggregate amount of approximately $4.7 million. As of December 31, 2009, in connection with our TBAs, we had an aggregate amount at risk with six counterparties in the aggregate amount of approximately $6.6 million. Amounts at risk in connection with our TBAs represent the aggregate excess, if any, for each counterparty of the net fair value of our TBAs plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the TBAs plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Credit Risk

We are subject to credit risk in connection with our assets, especially our non-Agency RMBS. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk. Market conditions since August 2007 have demonstrated substantial increase in both of these risks which has had a negative impact on the value of non-Agency RMBS. The second half of 2009 and the first three quarters of 2010 experienced some perceived stabilization in default risk and severity risk which has led to an increase in values of certain non-Agency RMBS. However, default rates have increased slightly since reaching multi-month low levels in April 2010, and should negative performance trends resume (including because HAMP is not successful in curtailing the number of foreclosures, foreclosure suspensions result in higher costs, or for any other reason), some or all of the increase in value of these non-Agency RMBS may be reversed. On the other hand, to the extent that mortgage servicers increase their use of modifications involving principal forgiveness – which we believe are the modifications that have the greatest likelihood of success for delinquent mortgages – we believe that positive performance trends could continue.

Default Risk

Default risk is the risk that borrowers will fail to make principal and interest payments on their mortgage loans. We may attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps on individual RMBS or RMBS indices, whereby we would receive payments upon the occurrence of a credit event on the underlying reference asset or assets. We also rely on third-party mortgage servicers to mitigate our default risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan default rates. Default risk in the RMBS market, as measured by the amount of mortgage loans that are sixty days or greater delinquent, has stabilized recently as compared to 2009, but still remains at elevated levels.

Severity Risk

Severity risk is the risk of loss upon a borrower default on a mortgage loan underlying our RMBS. Severity risk includes the risk of loss of value of the property underlying the mortgage loan as well as the risk of loss associated with taking over the property, including foreclosure costs. We rely on third-party mortgage servicers to mitigate our severity risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan loss severities. Such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default. Severity risk increased consistently throughout the first half of 2009 due to, among other things, increased servicing costs, delays in loan foreclosure, continuing home price declines and lack of incentive for mortgage servicers to minimize costs. Loss severities stabilized in the second half of 2009 and the first three quarters of 2010 and, while such stabilization may prove temporary should the pace of property liquidations increase in the coming months or should foreclosure moratoria lead to increased costs and substantial delays, such stabilization may prove more permanent to the extent that mortgage servicers increase their use of modifications involving principal forgiveness. In order to stem heightened foreclosure activity, recent government action encourages principal forgiveness on defaulted mortgage loans. This is potentially a positive step in alleviating risk of foreclosure, but its success relies on effective implementation by mortgage loan servicers.

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio. We attempt to take these effects into account in making asset management decisions with respect to our assets. Additionally, increases in prepayment rates may cause us to experience losses on our IOs and IIOs, as those securities are extremely sensitive to prepayment rates. Prepayment risk was at elevated levels throughout the second half of 2008 and the first half of 2009. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Legislation directed at high loan-to-value borrowers increased prepayments over several classes of mortgage loans in the second half of 2009; however, we believe heightened prepayment levels are unlikely to continue as many borrowers who are eligible to refinance have already done so. A return of principal similar to an increase in prepayment rates has occurred with respect to our Agency RMBS guaranteed by Fannie Mae and Freddie Mac given the repurchase by them of delinquent mortgage loans from the mortgage pools backing such Agency RMBS.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with certain of our assets and liabilities. For some securities in our portfolio, the coupon yields on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates, or certain deep discount floating rate RMBS, which benefit from rising interest rates. We selectively hedge our interest rate risk by entering into interest rate swaps, TBAs, Eurodollar futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from certain non-Agency RMBS positions.

The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of September 30, 2010, assuming a static portfolio and immediate shifts in interest rates from current levels as indicated below.

	Estimated Change in Fair Value for a Decrease in Interest Rates by		Estimated Change in Fair Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Non-Agency RMBS	$4,037,022	$8,247,441	$(3,863,625)	$(7,553,853)
U.S. Treasury Securities and Interest Rate Swaps and Futures	(3,264,678)	(6,599,634)	3,194,401	6,318,524
Agency RMBS	(594,599)	(1,352,134)	431,663	700,390

Total	$177,745	$295,673	$(237,561)	$(534,939)

The preceding analysis does not show sensitivity to changes in interest rates for our reverse repo liabilities, our credit default swaps on MBS or MBS indices, or our derivatives on corporate securities (whether debt or equity-related). We believe that the effect of a change in interest rates on such categories of instruments in our portfolio cannot be accurately estimated and/or is not material to the value of the overall portfolio.

Our analysis of interest rate risk is derived from Ellington’s proprietary models as well as third party information and analytics. Many assumptions have been made in connection with the calculations set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. For example, for each hypothetical immediate shift in interest rates, assumptions have been made as to the response of mortgage prepayment rates, the shape of the yield curve, and market volatilities of interest rates; each of the foregoing factors can significantly and adversely affect the fair value of our interest rate-sensitive instruments.

The above analysis utilizes assumptions and estimates based on management’s judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2010 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “Special Note Regarding Forward-Looking Statements.”

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. In the past these have included the inquiries and requests that are described in the risk factors included in Item 8.01 of our Current Report on Form 8-K filed on November 17, 2010 under the caption “Risk Factors––We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings.” Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any of these inquiries or requests. However, we believe that scrutiny of CDO market participants (including large CDO collateral managers such as Ellington) has intensified recently. We believe this intensified scrutiny increases the risk of additional inquiries and requests from regulatory or enforcement agencies. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” filed on November 17, 2010 under Item 8.01 of our Current Report on Form 8-K filed on that date.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On October 1, 2010, we granted 1,250 LTIP units to Thomas Robards, 1,250 LTIP units to Ronald I. Simon, Ph.D., and 1,250 LTIP units to Edward Resendez as compensation for serving as a director pursuant to the Individual Incentive Plan. Such grants were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated under the Securities Act.

On November 15, 2010, we issued 11,422 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act. The shares are subject to a lock-up agreement expiring on April 5, 2011.

Use of Proceeds

On October 14, 2010, we closed our initial public offering of common shares representing limited liability company interests, or common shares, pursuant to which we sold 4,500,000 common shares to the public at a public offering price of $22.50 per share. We raised approximately $101.3 million in gross proceeds, resulting in net proceeds to us of approximately $95.0 million, after deducting approximately $2.9 million in underwriting discounts and approximately $3.4 million in other expenses relating to the initial public offering. We are investing the net proceeds of our initial public offering in accordance with our investment objectives and strategies as described in the prospectus that is part of the Registration Statement, filed October 7, 2010, relating to our initial public offering. There has been no material change in our planned use of proceeds from our initial public offering.

All of the 4,500,000 shares sold in our initial public offering were sold pursuant to our registration statement on Form S-11 (File No. 333-160562), which was declared effective by the SEC on October 7, 2010. Our offering pursuant to that registration statement is now complete and has been terminated. Deutsche Bank Securities Inc. acted as sole book running manager of our initial public offering, and Cantor Fitzgerald & Co. acted as a co-manager.

Item 6.	Exhibits

Exhibit	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLINGTON FINANCIAL LLC.

Date: November 18, 2010	By:	/s/ Laurence Penn
Laurence Penn
Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2010	By:	/s/ Lisa Mumford
Lisa Mumford
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.