Form 10-K
period 2010-12-31
Ellington Financial LLC
filed 2011-03-16
CIK 1411342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-34569

Ellington Financial LLC

(Exact name of registrant as specified in its charter)

Delaware	26-0489289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

53 Forest Avenue Old Greenwich, CT	06870
(Address of principal executive offices)	(Zip Code)

(203) 698-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares representing limited liability company interests, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 8, 2010, the day that trading in the registrant’s common shares representing limited liability company interests, no par value (“common shares”), commenced on the New York Stock Exchange, the aggregate market value of the registrant’s common shares held by non-affiliates was $302,048,775 based on the closing price as reported on the New York Stock Exchange on that date.

Number of the registrant’s common shares outstanding as of March 15, 2011: 16,504,742

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2011 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

ELLINGTON FINANCIAL LLC

PART I

Item 1.	Business

Except where the context suggests otherwise, “EFC,” “we,” “us” and “our” refer to Ellington Financial LLC and its subsidiaries, our “Manager” refers to Ellington Financial Management LLC, our external manager, and “Ellington” refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and “Manager Group” refers collectively to Ellington and its principals (including family trusts established by the foregoing) and entities in which 100% of the interests are beneficially owned by the foregoing. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.

Special Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in the prepayment rates on the mortgage loans underlying our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Company

Ellington Financial LLC is a specialty finance company formed in August 2007 that specializes in acquiring and managing mortgage-related assets. Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted assets currently include:

•	residential mortgage-backed securities, or “RMBS”, backed by prime jumbo, Alternative A-paper, or “Alt-A”, and subprime residential mortgage loans, or “non-Agency RMBS”;

•	RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity, or “Agency RMBS”;

•	mortgage-related derivatives;

•	commercial mortgage-backed securities, or “CMBS”, commercial mortgage loans and other commercial real estate debt; and

•	corporate debt and equity securities and derivatives.

We also may opportunistically acquire and manage other types of mortgage-related assets and financial assets, such as residential whole mortgage loans, asset-backed securities, or “ABS”, backed by consumer and commercial assets and non-mortgage-related derivatives.

We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.

Our Manager and Ellington

We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 16-year history of investing in a broad spectrum of mortgage-backed securities, or “MBS”, and related derivatives.

The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and a member of our Board of Directors, Laurence Penn, Vice Chairman of Ellington, who serves as our Chief Executive Officer and President and a member of our Board of Directors, Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer, Lisa Mumford, who serves as our dedicated Chief Financial Officer, and Daniel Margolis, General Counsel of Ellington, who serves as our Secretary. Each of these individuals is an officer of our Manager. We currently do not have any employees.

Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington’s highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database and operational expertise. Ellington’s analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible trends and develops financial models used to support the investment and risk management process. In addition, throughout Ellington’s 16-year history of investing in MBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. In addition, our Manager provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington’s finance, accounting, operational, legal, compliance and administrative functions.

As of December 31, 2010, Ellington employed over 100 employees and had net assets under management of approximately $3.6 billion of which approximately $2.9 billion comprised our company and various alternative investment vehicles, including hedge funds and various private accounts, and of which approximately $0.7 billion comprised accounts with more traditional mandates. In addition, Ellington, through its affiliates, manages collateralized debt obligations, or “CDOs”, collateralized by MBS or ABS.

Our Strategy

We utilize an opportunistic strategy to seek to provide investors with attractive, risk-adjusted total returns by:

•	taking advantage of opportunities in the residential mortgage market by purchasing investment grade and non-investment grade non-Agency RMBS, including senior and subordinated securities;

•

acquiring Agency RMBS on a more leveraged basis in order to take advantage of opportunities in that market sector and assist us in maintaining our exclusion from regulation as an investment company under the Investment Company Act;

•	acquiring CMBS, commercial mortgage loans and other commercial real estate debt instruments;

•	opportunistically entering into and managing a portfolio of mortgage-related derivatives;

•

opportunistically acquiring and managing other mortgage-related and financial assets, such as residential whole mortgage loans, ABS backed by consumer and commercial assets and non-mortgage-related derivatives; and

•	opportunistically mitigating our credit and interest rate risk by using a variety of hedging instruments.

Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to continue to be treated as a partnership for U.S. federal income tax purposes and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As a result, although we focus on the assets described above, our acquisition and management decisions depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. We may engage in a high degree of trading volume as we implement our strategy. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent directors periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.

Ellington’s investment philosophy revolves around the pursuit of value across various types of MBS and related assets. Ellington seeks investments across a wide range of MBS sectors without any restriction as to ratings, structure or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. For example, in the wake of the financial crisis, the liquidations of portfolios of MBS from structured vehicles and from distressed financial institutions have been significant sources of asset acquisition opportunities. By rotating between and allocating among various sectors of the MBS markets and adjusting the extent to which it hedges, Ellington believes that it is able to capitalize on the disparities between these sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns for its investors. Disparities between MBS sectors vary from time to time and are driven by a combination of factors. For example, as various MBS sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington’s performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between MBS sectors may also be driven by differences in collateral performance (for example, seasoned subprime collateral may perform better than more recent subprime collateral) and in the structure of particular investments (for example, in the timing of cash flow or the level of credit enhancement), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive, risk-adjusted total returns across market cycles.

Ellington’s continued emphasis on and development of proprietary MBS credit, interest rate and prepayment models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing, especially in MBS. Our Manager uses Ellington’s proprietary models to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our credit and interest rate risk. We leverage these skills and resources to seek to meet our objectives.

We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington’s investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading and hedging complex MBS. Furthermore, we believe that Ellington’s extensive experience in buying, selling, analyzing and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.

We also employ a wide variety of hedging instruments and derivative contracts. See “—Risk Management.”

Our Targeted Asset Classes

Our targeted asset classes currently include:

Asset Class	Principal Assets
Non-Agency RMBS	• RMBS backed by prime jumbo, Alt-A and subprime mortgages;

• RMBS backed by fixed rate mortgages, ARMs, Option-ARMs and Hybrid ARMs;

• RMBS backed by first lien and second lien mortgages;

• Investment grade and non-investment grade securities;

• Senior and subordinated securities; and

• Interest only securities, or “IOs”, principal only securities, or “POs”, inverse interest only securities, or “IIOs”, and inverse floaters.

Agency RMBS	• Whole pool pass-through certificates; • Agency CMOs, including IOs; and

• To-Be-Announced mortgage pass-through certificates, or “TBAs”.

Mortgage-Related Derivatives	• Credit default swaps on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and

• Other mortgage-related derivatives.

CMBS and Commercial Mortgage Loans	• CMBS; and

• Commercial mortgages and other commercial real estate debt.

Corporate Debt and Equity Securities and Derivatives	• Credit default swaps on corporations or on corporate indices;

• Corporate debt or equity securities; and

• Options or total return swaps on corporate equity or on corporate equity indices.

Asset Class	Principal Assets
Other	• Residential whole mortgage loans;

• ABS, including CDOs; and

• Other non-mortgage-related derivatives.

The following briefly discusses the principal types of assets we purchase.

Non-Agency RMBS

We acquire non-Agency RMBS backed by prime jumbo, Alt-A, and subprime residential mortgage loans. Our non-Agency RMBS holdings can include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

Non-Agency RMBS are debt obligations issued by private originators of or investors in residential mortgage loans. Non-Agency RMBS generally are issued as collateralized mortgage obligations, or “CMOs”, and are backed by pools of whole mortgage loans or by mortgage pass-through certificates. Non-Agency RMBS generally are securitized in senior/subordinated structures, or in excess spread/over-collateralization structures. In senior/subordinated structures, the subordinated tranches generally absorb all losses on the underlying mortgage loans before any losses are borne by the senior tranches. In excess spread/over-collateralization structures, losses are first absorbed by any existing over-collateralization, then borne by subordinated tranches and excess spread, which represents the difference between the interest payments received on the mortgage loans backing the RMBS and the interest due on the RMBS debt tranches, and finally by senior tranches and any remaining excess spread.

Agency RMBS

Our assets in this asset class consist primarily of whole pool pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and which are backed by ARMs, hybrid ARMs or fixed-rate mortgages. Mortgage pass-through certificates are securities representing undivided interests in “pools” of mortgage loans secured by real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Whole pool pass-through certificates are mortgage pass-through certificates that represent the entire ownership of (as opposed to merely a partial undivided interest in) a pool of mortgage loans.

TBAs

In addition to investing in specific pools of Agency RMBS, we utilize forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are TBAs. Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of MBS. We use TBAs primarily for hedging purposes. TBA trading is based on the assumption that mortgage pools that are eligible to be delivered at TBA settlement are fungible and thus the specific mortgage pools to be delivered do not need to be explicitly identified at the time a trade is initiated.

We primarily engage in TBA transactions for purposes of managing certain risks associated with our long Agency RMBS and, to a lesser extent, our non-Agency RMBS. The principal risks that we use TBAs to mitigate are interest rate and yield spread risks. For example, we may hedge the interest rate and/or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. Alternatively, we may engage in TBA transactions because we find them attractive on their own, from a relative value perspective or otherwise.

Mortgage-Related Derivatives

We take long and short positions in various mortgage-related derivative instruments, including credit default swaps. A credit default swap is a credit derivative contract in which one party (protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (protection seller) in return for compensation for default (or similar credit event) by a reference entity. In this case, the reference entity can be an asset-backed security or an index of several ABS, such as an ABX Index, PrimeX or a CMBX Index. Payments from protection seller to protection buyer typically occur if a credit event takes place; a credit event may be triggered by, among other things, the reference entity’s failure to pay its principal obligations or a severe ratings downgrade of the reference entity.

CMBS

CMBS are mortgage-backed securities collateralized by loans on commercial properties. The majority of CMBS issued are fixed rate securities backed by fixed rate loans made to multiple borrowers on a variety of property types, though single-borrower CMBS and floating-rate CMBS have also been issued.

The majority of CMBS utilize senior/subordinate structures, similar to those found in non-Agency RMBS. Subordination levels vary so as to provide for one or more AAA credit ratings on the most senior classes, with less senior securities rated investment grade and non-investment grade, including a first loss component which is typically unrated.

Commercial Mortgage Loans and Other Commercial Real Estate Debt

Commercial mortgage loans are loans secured by liens on commercial properties, including retail, office, industrial, hotel and multifamily properties. Loans may be fixed or floating rate and will generally range from two to ten years. Commercial real estate debt typically limits the borrower’s right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance or defeasance provisions.

First lien loans may be structured as whole loans, or alternatively bifurcated into a senior participation interest (“A-Note”) and a subordinated participation interest (“B-Note”). The rights of an A-Note or B-Note holder are typically governed by an intercreditor agreement which sets forth the respective rights and obligations of the holders, with the B-Note’s entitlement to principal and interest subordinated to that of the A-Note.

A subordinate loan may be structured simply as a second mortgage, or alternatively as a mezzanine loan, which is a loan secured by the pledge of the borrower’s ownership interests in the property, and therefore subordinate to any mortgage loan but senior to the borrower’s equity in the property. An intercreditor agreement typically governs the rights of a second mortgage or mezzanine loan relative to a first mortgage loan, with the second mortgage loan’s or mezzanine loan’s entitlement to interest and principal subordinated to that of the first mortgage loan.

Commercial real estate loans may also be structured into more complicated senior/subordinate structures, including those providing for multiple B-Note or multiple mezzanine loan senior/subordinate components. A loan or a component of a loan may have only one lender, or pari passu participation interests may be issued to multiple lenders. Loans are generally privately negotiated, and so structures can vary based on the specific facts and circumstances relating to the loan, property and borrower, among other things.

Commercial mortgage loans are sometimes made for the acquisition, renovation or redevelopment of a property. These loans are typically shorter term loans, or bridge loans.

Corporate Debt and Equity Securities and Derivatives

For hedging purposes, we take short positions in corporate debt and equity (including indices on corporate debt and equity) by entering into derivative contracts such as credit default swaps, total return swaps and options. These are generally not hedges against risks that are directly related to specific corporate entities. Rather, these hedges reference corporations (such as financial institutions that have substantial mortgage-related exposure) or indices whose performance we believe may have a reasonable degree of correlation with the performance of our portfolio. Given this correlation, a short position with respect to such corporations or indices provides a hedge to our portfolio of MBS as a whole.

A credit default swap is a derivative contract in which one party (protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (protection seller) in return for compensation upon the occurrence of a credit event with respect to the corporation or index referenced by such derivative contract. A credit event relating to a credit default swap on an individual corporation or an index of corporate names would typically be triggered by a corporation’s bankruptcy or failure to make scheduled payments in respect of debt obligations. A total return swap is a derivative whereby one party makes payments to the other representing the total return on a reference debt or equity security (or index of debt or equity securities) in exchange for an agreed upon ongoing periodic premium. An equity option is a derivative that gives the holder the option to buy or sell an equity security or index of securities at a predetermined price within a certain time period. The option may reference the equity of a publicly traded company or an equity index. In addition to general market risk, our derivatives on corporate debt and equity securities are subject to risks related to the underlying corporate entities.

Other Assets

We also may from time to time opportunistically acquire other mortgage-related and financial assets that may include, among others: residential whole mortgage loans and ABS backed by consumer and commercial assets.

Our Portfolio

As of December 31, 2010, our investment portfolio consisted of the following assets:

Asset Class	Cost Basis	Fair Value	Fair Value as a Percentage of Total Shareholders’ Equity
Non-Agency RMBS and CMBS	$324,169,803	$340,689,441	84.40%
Agency RMBS
Agency RMBS-Whole pool pass-through certificates	854,143,203	850,987,513	210.81%
Agency RMBS-TBAs	54,171,305	54,389,606	13.47%
Agency RMBS-TBAs Sold Short	(750,520,119)	(749,682,695)	(185.71)%
Repurchase Agreements	25,683,750	25,683,750	6.36%
U.S. Treasury Securities Sold Short	(25,261,493)	(25,462,403)	(6.31)%

Total	$482,386,449	$496,605,212	123.02%

As of December 31, 2010, our derivatives portfolio consisted of the following:

Asset Class	Notional Amount/ Number of Contracts	Fair Value	Fair Value as a Percentage of Total Shareholders’ Equity
Long positions using Credit Default Swaps on RMBS and CMBS Indices (1)	$111,717,136	$(14,375,074)	(3.56)%
Long positions in Interest Rate Swaps (2)	15,000,000	(168,520)	(0.04)%
Short positions using Credit Default Swaps on RMBS (3)	(127,088,962)	102,851,109	25.48%
Short positions using Credit Default Swaps on RMBS and CMBS Indices (3)	(205,478,674)	92,786,330	22.99%
Short positions using Credit Default Swaps on Corporate Bond Indices (3)	(19,700,000)	(185,847)	(0.05)%
Short positions in Interest Rate Swaps (4)	(143,750,000)	287,046	0.07%
Short Euro-Dollar Futures (5)	(400)	(890,001)	(0.22)%

Total		$180,305,043	44.67%

(1)	Long positions using credit default swaps represent transactions where we sold protection to a counterparty.
(2)	For long positions in interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(3)	Short positions using credit default swaps represent transactions where we purchased protection from a counterparty.
(4)	For short positions in interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(5)	Each contract represents a notional amount of $1,000,000.

The table below shows the credit rating categories from Moody’s, Standard and Poor’s or Fitch Rating Ltd., for our long MBS portfolio as of December 31, 2010, excluding IOs and residual certificates but including our long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae, including TBAs. Ratings tend to be a lagging credit indicator; as a result, the credit quality of our long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used.

Ratings Description	Current Principal	Estimated Fair Value	Average Price	Estimated Fair Value as a Percentage of Shareholders’ Equity
Unrated but Agency Guaranteed	$878,395,277	$905,377,119	$103.07	224.28%
Aaa/AAA/AAA	33,431,895	27,485,464	82.21	6.81%
Aa/AA/AA	72,048,978	56,145,849	77.93	13.91%
A/A/A	21,705,252	17,989,272	82.88	4.46%
Baa/BBB/BBB	29,416,985	24,223,420	82.35	6.00%
Ba/BB/BB and below	326,235,365	209,064,921	64.08	51.79%
Unrated	—	—	—	0.00%

Investment Process

Our investment process benefits from the resources and professionals of our Manager and Ellington. The process is managed by an investment and risk management committee, which includes the following three officers of our Manager: Messrs. Vranos, Penn, and Tecotzky. These officers of our Manager also serve as our Co-Chief Investment Officer; Chief Executive Officer; and Co-Chief Investment Officer, respectively. The investment and risk management committee operates under investment guidelines and meets periodically to develop a set of preferences for sectors and sub-sectors. The primary focus of the investment and risk management committee is to review and approve our investment policies and our portfolio holdings and related compliance with our investment policies and guidelines. Our investment and risk management committee has authority delegated by our board to authorize transactions consistent with our investment guidelines. Any transactions deviating in a material way from these guidelines must be approved by our board.

Ellington has a focused investment team for each of our targeted asset classes. Each team evaluates acquisition opportunities consistent with the guidelines developed and maintained by our Manager’s investment and risk management committee. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing and hedging, each as appropriate, to seek attractive total returns commensurate with our risk tolerance. We also screen and monitor all potential assets to determine their impact on maintaining our exclusion from regulation as an investment company under the Investment Company Act and our qualification as a partnership for U.S. federal income tax purposes.

Asset Surveillance

Our asset surveillance process benefits from the resources and professionals of our Manager and Ellington. Ellington performs security- and loan-level analysis of its holdings on a periodic and ongoing basis by assessing collateral performance data, evaluating future expected performance, and observing market expectations. Such surveillance capabilities help identify securities or sectors that are performing anomalously. In addition, Ellington analyzes the collateral performance of a broad range of securities that it does not hold in order to monitor emerging trends across asset classes. For instance, Ellington performs surveillance on representative samples of actively traded securities, covering most residential MBS sectors and vintages. On a monthly basis, Ellington gathers data on each such representative sample from its third-party data providers, and produces detailed reports based on loan level information, including analyses of prepayment rates, flow rates, severities, delinquencies and loan modification effects. This process offers Ellington’s trading and surveillance personnel additional insight into the Company’s portfolio and potential asset acquisition opportunities. We believe that Ellington’s surveillance capabilities provide it with a substantial advantage over most other market participants, and present a formidable barrier to entry for potential competitors.

Risk Management

Risk management is a cornerstone of Ellington’s portfolio management process. Ellington’s risk management infrastructure system includes “ELLiN,” a proprietary portfolio management system that Ellington uses for all of its accounts, which provides real time and batch reporting to all departments at Ellington, including trading, research, risk management, finance, operations, accounting, and compliance. We benefit from Ellington’s comprehensive risk management infrastructure and ongoing assessment of both portfolio and operational risks. In addition, we utilize derivatives and other hedging instruments to opportunistically hedge our credit and interest rate risk.

Credit Risk Hedging

We enter into short positions using credit default swaps to protect against adverse credit events with respect to our non-Agency MBS. We may use credit default swaps to hedge non-Agency MBS credit risk by buying protection on a single non-Agency MBS or by buying protection on a basket of non-Agency MBS assets. We may also enter into credit default swaps on the ABX index, PrimeX or CMBX index. We also enter into derivative contracts for hedging purposes referencing the unsecured corporate credit, or the equity of, certain corporations.

Interest Rate Hedging

We opportunistically hedge our interest rate risk by using various hedging strategies to mitigate such risks. The interest rate hedging instruments that we use and may use in the future include, without limitation:

•	Treasury securities;

•	TBAs;

•	interest rate swaps (floating-to-fixed, fixed-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);

•	swaptions, caps, floors and other derivatives on interest rates;

•	futures and forward contracts; and

•	options on any of the foregoing.

In particular, from time to time we enter into short positions in interest rate swaps to offset the potential adverse effects that changes in interest rates will have on the value of certain of our assets and our financing costs. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party’s payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is never exchanged.

Liquidity Management

As part of the risk management and liquidity management functions that our Manager performs for us, our Manager computes a “cash buffer” which at any given point in time represents the amount of our free cash in excess of what our Manager estimates would conservatively be required, especially in times of market dislocation, to support our particular assets and liabilities at such time. Thus, rather than focusing solely on our leverage, our Manager typically seeks to maintain a positive cash buffer.

Our Financing Strategies and Use of Leverage

We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our debt financings currently consist solely of reverse repos. Currently, the majority of our reverse repo borrowings are collateralized by Agency RMBS; however, as the environment for stable and reliable reverse repo financing for non-Agency RMBS continues to improve, we have increased our reverse repo borrowings that are collateralized by non-Agency RMBS. In a reverse repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, reverse repos are generally accounted for as debt secured by the underlying assets. During the term of a reverse repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our reverse repo financings are often used to purchase the assets subject to the repo, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our reverse repo arrangements are typically documented under SIFMA’s standard form Master Repurchase Agreement, with the ability for both parties to request margin. Given daily market volatility, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our reverse repo financing counterparties generally have the right to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty. As of December 31, 2010, we had approximately $777.8 million outstanding on reverse repos with seven counterparties. These borrowings were the only debt financings we had outstanding as of December 31, 2010, and, given that we had approximately $403.7 million of shareholders’ equity as of December 31, 2010, our debt-to-equity ratio was 1.93 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.

We may utilize other types of borrowings in the future, including term facilities or other more complex financing structures. Additionally, we may also take advantage of available borrowings, if any, under financing programs established from time to time by the Federal Government. We also may raise capital by issuing unsecured debt, preferred or common shares, or trust preferred securities.

Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our investment policies require no minimum or maximum leverage and our Manager’s investment and risk management committee will have the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio.

Management Agreement

We entered into a management agreement with our Manager upon our inception in August 2007, pursuant to which our Manager provides for the day-to-day management of our operations.

The management agreement, which was amended and restated effective July 1, 2009 and again effective October 1, 2010, requires our Manager to manage our assets, operations and affairs in conformity with the policies and the investment guidelines that are approved and monitored by our Board of Directors. Our Manager is under the supervision and direction of our Board of Directors. Our Manager is responsible for:

•	the selection, purchase and sale of assets in our portfolio;

•	our financing activities;

•	providing us with advisory services; and

•	providing us with a management team, inclusive of a dedicated Chief Financial Officer and appropriate support personnel as necessary.

Our Manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to the management, operation and administration of our assets and liabilities and business as may be appropriate.

Under the management agreement, we pay our Manager a management fee quarterly in arrears, which includes a “base” component and an “incentive” component, and we reimburse certain expenses of our Manager.

Base Management Fees, Incentive Fees and Reimbursement of Expenses

Base Management Fees

Under the management agreement, we pay our Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum of our shareholders’ equity (calculated in accordance with GAAP) as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter), provided that shareholders’ equity will be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

In the event that our Manager, Ellington or any of their affiliates receives any management fees, origination fees or structuring fees from any CDO, investment fund, issuer of debt or other investment in which our company has invested or participated, then the quarterly base management fees and any incentive fees payable by us to our Manager will be reduced by, or our Manager will otherwise rebate to us, an amount equal to the portion of such fees payable to our Manager, Ellington or their affiliates that is allocable to our investment or participating interest in such CDO, investment fund, other investment or debt securities during the same period.

Incentive Fees

In addition to the base management fee, with respect to each fiscal quarter we pay our Manager an incentive fee equal to the excess, if any, of (i) the product of (A) 25% and (B) the excess of (1) our Adjusted Net Income (described below) for the Incentive Calculation Period (which means such fiscal quarter and the immediately preceding three fiscal quarters) over (2) the sum of the Hurdle Amounts (described below) for the Incentive Calculation Period, over (ii) the sum of the incentive fees already paid or payable for each fiscal quarter in the Incentive Calculation Period preceding such fiscal quarter.

For purposes of calculating the incentive fee, “Adjusted Net Income” for the Incentive Calculation Period means our net increase in shareholders’ equity from operations (or such equivalent GAAP measure based on the basis of presentation of our consolidated financial statements), after all base management fees but before any incentive fees for such period, and excluding any non-cash equity compensation expenses for such period, as reduced by any Loss Carryforward (as described below) as of the end of the fiscal quarter preceding the Incentive Calculation Period. Adjusted Net Income will be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. For the avoidance of doubt, Adjusted Net Income includes both net investment income and net realized and unrealized gains and losses.

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) our net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter (or such equivalent GAAP measures as may be appropriate depending on the basis of presentation of our consolidated financial statements), as the case may be, calculated in accordance with GAAP, adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

For purposes of calculating the incentive fee, the “Hurdle Amount” means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the ten-year Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all our common share issuances (excluding issuances of our common shares (a) as equity incentive awards, (b) to our Manager as part of its base management fee or incentive fee and (c) to our Manager or any of its Affiliates in privately negotiated transactions) up to the end of such fiscal quarter (with each such issuance weighted by both the number of shares issued in such issuance and the number of days that such issued shares were outstanding during such fiscal quarter) and (B) the result obtained by dividing (I) retained earnings attributable to our common shares at the beginning of such fiscal quarter by (II) the average number of our common shares outstanding for each day during such fiscal quarter, and (iii) the average number of our common shares and LTIP units outstanding for each day during such fiscal quarter.

The management agreement provides that 10% of each incentive fee payable to our Manager is to be paid in common shares, with the balance paid in cash; provided, however, that our Manager may, in its sole discretion, elect to receive a greater percentage of any incentive fee in the form of common shares by providing our Board of Directors with written notice of its election to receive a greater percentage of its incentive fee in common shares before the first day of the last calendar month in the quarter to which such incentive fee relates. Our management agreement further provides that our Manager may not elect to receive common shares as payment of its incentive fee, other than in accordance with all applicable securities exchange rules and securities laws (including prohibitions on insider trading). The number of our common shares to be received by our Manager is based on the fair market value of those common shares, which is determined based on the average of the closing prices of our common shares on the NYSE during the last calendar month of the quarter to which such incentive fee relates. Common shares delivered as payment of the incentive fee are immediately vested, provided that our Manager has agreed not to sell the common shares prior to one year after the date they are issued to our Manager, however, the transfer restriction will lapse if the management agreement is terminated.

Reimbursement of Expenses

We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager’s employees and other related expenses, other than the costs incurred by our Manager for a dedicated Chief Financial Officer and dedicated controller and, if provided by our Manager, an in-house legal counsel (provided that the costs for any time spent by such in-house legal counsel on matters unrelated to the Company will not be borne by the Company). In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.

Term and Termination

The management agreement has a current term that expires on December 31, 2011, and will automatically renew for a one year term each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors will review our Manager’s performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the base management and incentive fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

We may also terminate the management agreement without payment of the termination fee with 30 days prior written notice from our Board of Directors for cause, which is defined as:

•	our Manager’s continued material breach of any provision of the management agreement following a period of 30 days after written notice of such breach;

•	our Manager’s fraud, misappropriation of funds, or embezzlement against us;

•	our Manager’s gross negligence in performance of its duties under the management agreement;

•

the occurrence of certain events with respect to the bankruptcy or insolvency of our Manager, including, but not limited to, an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition;

•	the dissolution of our Manager; and

•

certain changes of control of our Manager, including but not limited to the departure of Mr. Vranos from senior management of Ellington, whether through resignation, retirement, withdrawal, long-term disability, death or termination of employment with or without cause or for any other reason.

Our Manager may terminate the management agreement effective upon 60 days’ prior written notice of termination to us in the event that we default in the performance or observance of any material term, condition or covenant in the management agreement and the default continues for a period of 30 days after written notice to us specifying the default and requesting that the default be remedied in such 30-day period. In the event our Manager terminates the management agreement due to our default in the performance or observance of any material term, condition or covenant in the management agreement, we will be required to pay our Manager the termination fee. Our Manager may also terminate the management agreement in the event we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately prior to such event; provided, however, that in the case of such termination, if our Manager was not at fault for our becoming regulated as an investment company under the Investment Company Act, we will be required to pay a termination fee.

Conflicts of Interest; Equitable Allocation of Opportunities

Ellington manages, and expects to continue to manage, other funds, accounts and vehicles that have strategies that are similar to, or that overlap with, our strategy. As of December 31, 2010, Ellington managed various funds, accounts and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that have aggregate net assets of approximately $3.0 billion (excluding our assets but including $0.7 billion of accounts with more traditional mandates). Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington’s written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington’s other accounts in all such opportunities. Ellington’s investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington’s investment allocation procedures and policies.

Because many of our targeted assets are typically available only in specified quantities and because many of our targeted assets are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington’s investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As a result, accounts in start-up mode are given priority. The policies permit departure from such proportional allocation when such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably.

Other policies of Ellington that our Manager applies to the management of our company include controls for:

•

Cross Transactions—defined as transactions between us or one of our subsidiaries, on the one hand, and an account (other than us or one of our subsidiaries) managed by Ellington or our Manager, on the other hand. It is Ellington’s policy to engage in a cross transaction only when the transaction is in the best interests of, and is consistent with the objectives and policies of, both accounts involved in the transaction. Ellington or our Manager may enter into cross transactions where it acts both on our behalf and on behalf of the other party to the transaction. Upon written notice to our Manager, we may at any time revoke our consent to our Manager’s executing cross transactions. Additionally, unless approved in advance by a majority of our independent directors or pursuant to and in accordance with a policy that has been approved by a majority of our independent directors, all cross transactions must be effected at the then-prevailing market prices. Pursuant to our Manager’s current policies and procedures, assets for which there are no readily observable market prices may be purchased or sold in cross transactions (i) at prices based upon third party bids received through auction, (ii) at the average of the highest bid and lowest offer quoted by third party dealers, or (iii) according to another pricing methodology approved by our Manager’s Chief Compliance Officer.

•

Principal Transactions—defined as transactions between Ellington or our Manager (or any related party of Ellington or our Manager, which includes employees of Ellington and our Manager and their families), on the one hand, and us or one of our subsidiaries, on the other hand. Certain cross transactions may also be considered principal transactions whenever our Manager, Ellington (or any related party of Ellington or our Manager, which includes employees of Ellington and our Manager and their families) have a substantial ownership interest in one of the transacting parties. Our Manager is only authorized to execute principal transactions with the prior approval of a majority of our independent directors and in accordance with applicable law. Such prior approval includes approval of the pricing methodology to be used, including with respect to assets for which there are no readily observable market prices.

•

Investment in other Ellington accounts—pursuant to our management agreement, although we have not done so to date, if we invest at issuance in the equity of any CDO that is managed, structured or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination or structuring fees, the base management and incentive fees payable by us to our Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any related management fees, origination fees or structuring fees payable to our Manager.

•

Split price executions—pursuant to our management agreement, our Manager is authorized to combine purchase or sale orders on our behalf together with orders for other accounts managed by Ellington, our Manager or their affiliates and allocate the securities or other assets so purchased or sold, on an average price basis or other fair and consistent basis, among such accounts.

To date, we have not entered into any cross transactions with other Ellington-managed accounts or principal transactions with Ellington, or invested in other Ellington accounts.

Our Manager is authorized to follow very broad investment guidelines. Our independent directors will periodically review our investment guidelines and our portfolio. However, our independent directors generally will not review our proposed asset acquisitions, dispositions or other management decisions. In addition, in conducting periodic reviews, the independent directors will rely primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within our broad investment guidelines to determine the types of assets it may decide are proper for purchase by us. The management agreement with our Manager does not restrict the ability of its officers and employees from engaging in other business ventures of any nature, whether or not such ventures are competitive with our business. We may acquire assets from entities affiliated with our Manager, even where the assets were originated by such entities. Affiliates of our Manager may also provide services to entities in which we have invested.

Our executive officers and the officers and employees of our Manager are also officers and employees of Ellington, and, with the exception of those officers that are dedicated to us, we compete with other Ellington accounts for access to these individuals. We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any asset to be acquired or disposed of by us or any of our subsidiaries or in any transaction to which we or any of our subsidiaries is a party or has an interest, nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors, officers and employees, as well as employees of our Manager who provide services to us, from engaging in any transaction that involves an actual or apparent conflict of interest with us, absent approval by the Board of Directors or except as expressly set forth above or as provided in the management agreement between us and our Manager. In addition, nothing in the management agreement binds or restricts our Manager or any of its affiliates, officers or employees from buying, selling or trading any securities or commodities for their own accounts or for the accounts of others for whom our Manager or any of its affiliates, officers or employees may be acting.

Competition

In acquiring our assets, we compete with mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market value of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets and establish more relationships than us.

Additionally, we may also compete with (i) the Federal Reserve and the Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs and (ii) companies that partner with and/or receive financing from the Federal Government, including the Public-Private Investment Program, or “PPIP” participants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Recent Market Developments.”

In the face of this competition, we have access to our Manager’s and Ellington’s professionals and their industry expertise, which may provide us with a competitive advantage and help us assess risks and determine appropriate pricing for certain potential assets. In addition, we believe that these relationships enable us to compete more effectively for attractive asset acquisition opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.

Operating and Regulatory Structure

Tax Requirements

We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, an entity that is treated as a partnership for U.S. federal income tax purposes is not subject to U.S. federal income tax at the entity level. Consequently, holders of our common shares will be required to take into account their allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year, regardless of whether we make cash distributions on a current basis with which to pay any resulting tax.

We believe that we are treated, and will continue to be treated, as a publicly traded partnership. Publicly traded partnerships are generally treated as partnerships for U.S. federal income tax purposes as long as they satisfy certain income and other tests on an ongoing basis. We believe that we have satisfied and will continue to satisfy those requirements and that we have been and will continue to be treated as a partnership for U.S. federal income tax purposes. See “Material U.S. Federal Income Tax Considerations” in our IPO prospectus.

Investment Company Act Exclusions

Most of our business is conducted through various wholly-owned and majority-owned subsidiaries in a manner such that neither we nor our subsidiaries are subject to regulation under the Investment Company Act. Under Section 3(a)(1) of the Investment Company Act, a company is deemed to be an “investment company” if:

•	it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (Section 3(a)(1)(A)); or

•

it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and does own or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (excluding U.S. Government securities and cash) on an unconsolidated basis, or the 40% Test. “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.

The 40% Test limits the types of businesses in which we may engage either directly or through our subsidiaries. Our wholly-owned subsidiary, EF Mortgage LLC, relies on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act. It, in turn, has a wholly-owned subsidiary, EF CMO LLC, which invests in mortgage-related securities and relies on Section 3(c)(7) of the Investment Company Act. EF Mortgage LLC treats its investment in EF CMO LLC as a real estate-related asset for purposes of its own exclusion under Section 3(c)(5)(C). Our other wholly-owned subsidiary, EF Securities LLC, owns securities, including various kinds of mortgage-related securities and relies on the exemption provided by Section 3(c)(7) of the Investment Company Act; therefore, we treat securities that we own and that were issued by EF Securities LLC as “investment securities” and are required to keep the value of these securities, together with any other investment securities we own, below 40% of our total assets (excluding U.S. Government securities and cash) on an unconsolidated basis. Any subsidiaries we may form in the future may not be majority-owned or wholly-owned by us or might rely on the exemption provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, in which case we would treat securities that we own and that were issued by these types of subsidiaries as “investment securities” and be required to keep the value of these securities, together with the value of our investment in EF Securities LLC and any other investment securities we own, below 40% of our total assets (excluding U.S. Government securities and cash) on an unconsolidated basis. Section 3(c)(5)(C), the Investment Company Act exclusion upon which EF Mortgage LLC relies, is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets consist of qualifying real estate assets and at least 80% of the entity’s assets consist of either qualifying real estate assets or real estate-related assets. Qualifying real estate assets for this purpose include mortgage loans, whole pool Agency pass-through certificates and other assets that the SEC staff has determined in various no-action letters are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets RMBS that do not satisfy the conditions set forth in those SEC staff no-action letters. In classifying the assets held by EF Mortgage LLC as qualifying real estate assets or real estate-related assets, we also will rely on any other guidance published by the SEC staff or on our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

Both the 40% Test and the requirements of the Section 3(c)(5)(C) exclusion limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of assets.

There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of EF Mortgage LLC regularly, there can be no assurance that EF Mortgage LLC will be able to maintain this exclusion from registration. In that case, our investment in EF Mortgage LLC would be classified as an investment security, and we might not be able to maintain our overall exclusion from registering as an investment company under the Investment Company Act.

If we or our subsidiaries were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the restrictions imposed by the Investment Company Act would require us to make material changes to our strategy which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders. Accordingly, to avoid that result, we may be required to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model and our ability to make distributions.

Investment Advisers Act of 1940

Both Ellington and our Manager are registered as investment advisers under the Advisers Act and are subject to the regulatory oversight of the Investment Management Division of the SEC.

Staffing

All of our executive officers, including our dedicated Chief Financial Officer, our controller, and our in-house legal counsel are employees of Ellington or one or more of its affiliates. See “—Management Agreement” above.

Additional Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our internet website at www.ellingtonfinancial.com. All of these reports are made available on our internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also available at www.ellingtonfinancial.com and are available in print to any shareholder upon request in writing to Ellington Financial LLC, c/o Investor Relations, 53 Forest Avenue, Old Greenwich, CT 06870. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our reports filed with or furnished to the SEC can be obtained at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Investment in our common shares involves significant risks. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected. If this were to happen, we may be unable to make distributions to our shareholders, the market value of our common shares could decline significantly, and you may lose some or all of your investment. In connection with the forward-looking statements that appear in our periodic reports on Form 10-Q and Form 10-K, our Current Reports on Form 8-K and our other disclosure documents, you should also carefully review the cautionary statements referred to in such reports and other disclosure documents under “Special Note Regarding Forward-Looking Statements.”

Risks Related To Our Business

Difficult conditions in the mortgage and residential real estate markets have caused and may cause us to experience losses and these conditions may persist for the foreseeable future.

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets and the economy generally. Concerns about the residential mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential mortgage market has been severely affected by changes in the lending landscape, the severity of which was largely unanticipated by the markets. There is no assurance that this market has stabilized or that it will not worsen.

For now (and for the foreseeable future), homeowner access to residential mortgage loans has been substantially limited. While the limitation on financing was initially in the subprime mortgage market, it also materially affected the prime jumbo and Alt-A mortgage market, with lending standards having become significantly more stringent than in past periods and many product types being severely curtailed or eliminated. This financing limitation has had an impact on new demand for homes, has compressed home ownership rates and is weighing heavily on home price performance. There is a strong correlation between home price depreciation and mortgage loan delinquencies. Furthermore, investor perception of the risks associated with RMBS, residential mortgage loans, real estate-related securities and various other assets that we acquire has been negatively impacted by the continued adverse developments in the broader residential mortgage market, which has caused the values of these assets to experience high volatility. The further deterioration of the mortgage market and investor perception of the risks associated with RMBS, residential mortgage loans, real estate-related securities and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

No assurance can be given that the actions taken by the Federal Government, including the Federal Reserve and the Treasury, and other governmental and regulatory bodies, for the purpose of stabilizing the financial and credit markets will achieve their intended effect, or will benefit our business, and further government or market developments could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

In response to the issues affecting the banking system and financial and housing markets, the Federal Government, including the Federal Reserve and the Treasury, and other governmental and regulatory bodies, have taken a number of initiatives intended to bolster the banking system and the financial and housing markets. For a description of some of these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Recent Market Developments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

In many cases, the effects of the actions taken by the Federal Government and governmental entities and regulatory bodies remain uncertain. Furthermore, the scope and nature of many of these and other actions are unknown and will continue to evolve. No assurance can be given that these initiatives will have the intended beneficial impact on the banking system, financial market or housing market. To the extent the markets do not respond favorably to these initiatives or if these initiatives do not function as intended, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected and our business may not receive the intended positive impact from these actions. In addition, the Federal Government and other governmental and regulatory bodies have taken or are considering taking other actions in the wake of the financial crisis and its aftermath. We cannot predict whether or when such actions may occur, and such actions could have a material adverse impact on our business, results of operations and financial condition and our ability to make distributions to our shareholders.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the Federal Government, may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Fannie Mae and Freddie Mac are government sponsored enterprises, or “GSEs”, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration, or “FHA”, or guaranteed by the Department of Veterans Affairs, or “VA”, is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption, the United States Congress and the Treasury undertook a series of actions to stabilize these GSEs and the financial markets generally, including the enactment of the Housing and Economic Recovery Act of 2008, or the “HERA”, on July 30, 2008. These actions include steps taken by the Treasury to capitalize and provide financing to Fannie Mae and Freddie Mac. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Recent Market Developments” appearing elsewhere in this Annual Report on Form 10-K.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of our Agency RMBS.

The Treasury could also stop providing financial support for Fannie Mae and Freddie Mac in the future. The substantial financial assistance provided by the Federal Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the Federal Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, the VA, and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the Federal Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. In August 2010, the Obama administration hosted a major conference on the future of housing finance, which included a discussion regarding the future of Fannie Mae and Freddie Mac, with the intended goal of developing a comprehensive housing finance reform proposal for delivery to Congress by January 2011. In February 2011, the Treasury released a White Paper entitled “Reforming America’s Housing Finance Market” in which the Treasury outlined three possible options for reforming the Federal Government’s role in housing finance. Under each option, the role of the Federal Government in the mortgage market would be reduced. Each of Fannie Mae, Freddie Mac and Ginnie Mae could be dissolved and the Federal Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac or Ginnie Mae were eliminated, or their structures were to change radically or the Federal Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our targeted assets.

In the second half of 2008, the Federal Government, through FHA and the Federal Deposit Insurance Corporation, or “FDIC”, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. It is likely that loan modifications would result in interest rate reductions or principal reductions on the mortgage loans that back our RMBS. However, it is also likely that loan modifications would result in increased prepayments on some RMBS. See below “—Prepayment rates can change, adversely affecting the performance of our assets,” for information relating to the impact of prepayments on our business.

In addition, members of Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Under such an amendment, the bankruptcy judge would have the authority to modify mortgage loans that are in default, or for which default is reasonably foreseeable, if such modifications are in the best interests of the holders of the related RMBS and such modifications are done in accordance with the terms of the relevant agreements. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the related RMBS on an ongoing basis.

These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, our assets which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

The increasing number of proposed federal, state and local laws may increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

Congress and various state and local legislatures are considering, and in the future may consider, legislation, which, among other provisions, would permit limited assignee liability for certain violations in the mortgage loan origination process, and would allow judicial modification of loan principal in the event of personal bankruptcy. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially adversely affect our business, results of operations and financial condition and our ability to make distributions to our shareholders, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process.

The principal and interest payments on our non-Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and, therefore, are subject to increased risks, including credit risk.

Our portfolio includes non-Agency RMBS which are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines, including subprime, Alt-A and prime jumbo mortgage loans. See “Item 1 Business—Our Targeted Asset Classes” appearing elsewhere in this report for a detailed description of our assets. Consequently, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the Federal Government.

Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their mortgage loans.

In the event of defaults under mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Additionally, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If borrowers default on the mortgage loans backing our non-Agency RMBS and we are unable to recover any resulting loss through the foreclosure process, our business, financial condition and results of operations and our ability to make distributions to our shareholders could be materially adversely affected.

Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on some of the non-Agency RMBS we hold.

Many, if not most, of the mortgage loans that underlie the non-Agency RMBS in which the Fund invests were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). These underwriting guidelines were more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines were represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines were in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that were underwritten pursuant to less stringent or looser underwriting guidelines, or that were poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults and foreclosures than those experienced by mortgage loans that were underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines.

We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.

Our Manager relies on the analytical models (both proprietary and third-party models) of Ellington and information and data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with our asset management activities. If Ellington’s models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks. Our Manager’s reliance on Ellington’s models and data may induce it to purchase certain assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.

Some of the risks of relying on analytical models and third-party data include the following:

•	collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;

•	information about collateral may be incorrect, incomplete or misleading;

•

collateral or RMBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g. different RMBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and

•	collateral or RMBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

Some models, such as prepayment models or mortgage default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation, and are therefore more speculative and of more limited reliability.

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is input correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations and our ability to make distributions to our shareholders could be materially adversely affected.

Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed. As a result, the values of some of our assets are uncertain.

The values of some of the assets in our portfolio are not readily determinable. We value these assets quarterly at fair value, as determined in good faith by our Manager, subject to the oversight of the valuation subcommittee of the Manager’s investment and risk management committee as well as the oversight of the independent members of our Board of Directors, and changes in the fair value of our assets directly impact our net income. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Manager’s determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we do not obtain third party valuations for all of our assets. Our Manager’s determination of fair value has a material impact on our net earnings through recording unrealized appreciation or depreciation of investments.

While in many cases our Manager’s determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, our Manager can and does value assets based upon its judgment and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Higher valuations of our assets have the effect of increasing the amount of base management fees and incentive fees we pay to our Manager. Therefore, conflicts of interest exist because our Manager is involved in the determination of the fair value of our assets. The valuation process has been particularly difficult in the aftermath of the financial crisis, as market events have made valuations of certain assets more difficult and unpredictable and the disparity of valuations provided by third-party dealers has widened as compared to periods preceding the financial crisis.

Our business, financial condition and results of operations and our ability to make distributions to our shareholders could be materially adversely affected if our Manager’s fair value determinations of these assets were materially higher than the values that would exist if a ready market existed for these assets.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-Agency RMBS, and we intend to utilize third-party service providers if we acquire pools of whole mortgage loans. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS, and we will depend on similar services should we acquire pools of whole mortgage loans. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire, and mortgage servicers may be incentivized by the Federal Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interest of the holder of the mortgage loan. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers do not perform as expected, our business, financial condition and results of operations and ability to make distributions to our shareholders may be materially adversely affected.

We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans we may purchase. Such loss mitigation efforts may be unsuccessful or not cost effective.

Both default frequency and default severity of mortgage loans are highly dependent on the quality of the mortgage servicer. We depend on the loss mitigation efforts of mortgage servicers and in some cases “special servicers,” which are mortgage servicers who specialize in servicing non-performing loans. If mortgage servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers are far less likely to make those payments. In addition, if we purchase pools of whole mortgage loans, we may engage in our own loss mitigation efforts in addition to the efforts of the mortgage servicers, including more hands-on mortgage servicer oversight and management, borrower refinancing solicitations, as well as other efforts. Our and our mortgage servicers’ loss mitigation efforts may be unsuccessful in limiting delinquencies, defaults and losses, or may not be cost effective, which may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

To the extent that due diligence is conducted on potential assets, especially non-Agency RMBS or pools of whole mortgage loans, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before acquiring non-Agency RMBS or pools of whole mortgage loans, our Manager may decide to conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the originators or services of the related mortgage loans, (ii) a review of all or merely a subset of the related individual mortgage loans in order to, among other things, assess the accuracy or reasonableness of certain loan-level information, and to estimate current loan-to-value ratios by obtaining updated property appraisals or otherwise, or (iii) other reviews that our Manager may deem appropriate to conduct. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager’s due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Sellers of the mortgage loans that underlie the non-Agency RMBS in which we invest may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of the loans held by the trust that issued the RMBS and could cause shortfalls in the payments due on the RMBS.

Sellers of mortgage loans to the trusts that issued the non-Agency RMBS in which we invest made various representations and warranties related to the mortgage loans sold by them to the trusts that issued the RMBS. If a seller fails to cure a material breach of its representations and warranties with respect to any mortgage loan in a timely manner, then the trustee or the servicer of the loans may have the right to require that the seller repurchase the defective mortgage loan (or in some cases substitute a performing mortgage loan). It is possible, however, that for financial or other reasons, the seller either may not be capable of repurchasing defective mortgage loans, or may dispute the validity of or otherwise resist its obligation to repurchase defective mortgage loans. The inability or unwillingness of a seller to repurchase defective mortgage loans from a non-Agency RMBS trust in which we invest would likely cause higher rates of delinquencies, defaults and losses for the mortgage loans backing such non-Agency RMBS trust, and ultimately greater losses for the Fund’s investment in such non-Agency RMBS.

Our assets include subordinated and lower-rated securities that generally have greater risks of loss than senior and higher-rated securities.

Certain securities that we acquire are deemed by rating companies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many RMBS or ABS that we acquire are subordinated in cash flow priority to other more “senior” securities of the same securitization. The risks of defaults on the underlying mortgages or assets are severely magnified in subordinated securities. Certain subordinated securities (“first loss securities”) absorb all losses from default before any other class of securities is at risk. Such securities therefore possess some of the attributes typically associated with equity securities. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, as are the risks associated with possible changes in the market’s perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, these securities may experience significant price and performance volatility relative to more senior securities and they are subject to greater risk of loss than more senior securities which, if realized, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans underlying RMBS is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. Many of the mortgage loans underlying our existing RMBS were originated in a relatively higher interest rate environment than currently in effect and, therefore, could be prepaid if borrowers are eligible for refinancing.

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium securities carry will be earned for a shorter period of time. Generally, “discount” securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Since many RMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment.

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

The adverse effects of prepayments may impact us in various ways. First, particular investments may experience outright losses, as in the case of IOs and IIOs in an environment of faster actual or anticipated prepayments. Second, particular investments may under-perform relative to any hedges that our Manager may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates our business, financial condition and results of operations and ability to make distributions to our shareholders could be materially adversely affected.

Changes in interest rates could negatively affect the value of our assets, and increase the risk of default on our assets.

Currently, our assets primarily consist of RMBS. Most RMBS, especially most fixed-rate RMBS and most RMBS backed by fixed-rate mortgage loans, decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by ARMs, increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our reverse repo borrowings.

RMBS backed by ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase over the life of the security. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps could limit the interest rates on our RMBS backed by ARMs. This problem is magnified for RMBS backed by ARMs and hybrid ARMs that are not fully indexed. Further, some RMBS backed by ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the payments we receive on RMBS backed by ARMs and hybrid ARMs may be lower than the related debt service costs. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Residential whole mortgage loans, including subprime residential mortgage loans and non-performing and sub-performing residential mortgage loans, are subject to increased risks.

We may acquire and manage pools of residential whole mortgage loans. Residential whole mortgage loans, including subprime mortgage loans and non-performing and sub-performing mortgage loans, are subject to increased risks of loss. Unlike Agency RMBS, whole mortgage loans generally are not guaranteed by the Federal Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Whole mortgage loans are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.

The commercial mortgage loans we acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition and design;

•	new construction of competitive properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our investments in CMBS are at risk of loss.

Our investments in CMBS are at risk of loss. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any applicable reserve fund, letter of credit, or classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, we may incur losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative”, which is generally appointed by the holders of the most subordinate class of CMBS in such series. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. See above “—We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans we may purchase. Such loss mitigation efforts may be unsuccessful or not cost effective” for further discussion of the risks of our reliance on special servicers.

Our real estate assets are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

If we acquire and subsequently re-sell any whole mortgage loans, we may be required to repurchase such loans or indemnify investors if we breach representations and warranties.

If we acquire and subsequently re-sell any whole mortgage loans, we would generally be required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements and terms of any securitizations into which we sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against an originating broker or correspondent. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We engage in short selling transactions, which may subject us to additional risks.

Many of our hedging transactions, and occasionally our investment transactions, are short sales. Short selling may involve selling securities that are not owned and typically borrowing the same securities for delivery to the purchaser, with an obligation to repurchase the borrowed securities at a later date. Short selling allows the investor to profit from declines in market prices to the extent such declines exceed the transaction costs and the costs of borrowing the securities. A short sale may create the risk of an unlimited loss, in that the price of the underlying security might theoretically increase without limit, thus increasing the cost of repurchasing the securities. There can be no assurance that securities sold short will be available for repurchase or borrowing. Repurchasing securities to close out a short position can itself cause the price of the securities to rise further, thereby exacerbating the loss.

We leverage certain of our assets, which may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We currently leverage certain of our assets through borrowings under reverse repos. The degree of leverage we employ may increase substantially in the future. Leverage can enhance our potential returns but can also exacerbate losses. Market conditions could cause our financing costs to increase relative to the income earned from our assets. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to forced liquidation in order to satisfy our debt obligations.

If our financing costs increase relative to the income earned from our assets or we are unable to satisfy our debt service obligations, our business, financial condition and results of operations and our ability to make distributions to our shareholders may be materially adversely affected.

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We depend upon the availability of adequate capital and financing sources to fund our operations. However, as discussed elsewhere herein, the capital and credit markets experienced unprecedented levels of volatility and disruption which exerted downward pressure on credit capacity for lenders. If these levels of market volatility and disruption recur, it could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent, as was the case with Lehman Brothers. Moreover, we are currently party to reverse repos of a short duration and there can be no assurance that we will be able to roll over these borrowings on favorable terms, if at all. In the event we are unable to roll over our reverse repos, it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. While a few new securitizations have come to market over the past year, securitizations remain generally unavailable, which has also limited borrowings under warehouse facilities and other credit facilities that are intended to be refinanced by such securitizations. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Interest rate mismatches between our assets and any borrowings used to fund purchases of our assets may reduce our income during periods of changing interest rates.

Some of our assets are fixed-rate securities or have a fixed rate component (such as hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our RMBS backed by ARMs generally will adjust for changing interest rates, the interest rate adjustments may not occur as quickly as the interest rate adjustments to any related reverse repos. Therefore, to the extent we finance our assets with reverse repos or other types of floating rate debt, the interest rate indices and repricing terms of our assets and their funding sources will create an interest rate mismatch between our assets and liabilities. Additionally, our RMBS backed by ARMs will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. The use of interest rate hedges also will introduce the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. During periods of changing interest rates, these mismatches could cause our business, financial condition and results of operations and ability to make distributions to our shareholders to be materially adversely affected.

Our lenders may require us to provide additional collateral, especially when the market values for our assets decline, which may restrict us from leveraging our assets as fully as desired, force us to liquidate assets, reduce our liquidity, and materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Our reverse repos allow the lenders, to varying degrees, to determine an updated market value of the collateral to reflect current market conditions. If the market value of the collateral declines in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to make distributions. We receive margin calls from our lenders from time to time in the ordinary course of business similar to other entities in the specialty finance business. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders, and could increase our risk of insolvency.

Further, lenders may require us to maintain a certain amount of cash that is not invested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our portfolio as fully as we would prefer, which could reduce our return on equity. In the event that we are unable to meet these collateral maintenance obligations, then, as described above, our financial condition could deteriorate rapidly.

Our rights under our reverse repos are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.

In the event of our insolvency or bankruptcy, certain reverse repos may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repo, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a reverse repo or to be compensated for any damages resulting from the lenders’ insolvency may be further limited by those statutes. These claims would be subject to significant delay and costs to us and, if and when received, may be substantially less than the damages we actually incur.

Some of our lending and derivative counterparties may cease doing business with us or may become insolvent, which would adversely affect our ability to obtain financing readily or on favorable terms and enter into derivatives or may expose us to losses on our derivatives.

The ongoing volatility in the economy and stress within the financial industry may cause some of our lenders and the counterparties to our derivative positions to cease doing business with us, or to become insolvent, as was the case with Lehman Brothers. In the event one or more of our lenders cease doing business with us or become insolvent, it may be more difficult for us to obtain additional debt financing on favorable terms or at all. We also are exposed to the risk of loss associated with the insolvency of our lending and derivatives counterparties, including the risk that we may incur significant costs in attempting to recover any collateral held with such counterparties and the risk that we may not be able to recover such collateral in a timely manner or at all. Any of these events could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Hedging against credit events and interest rate changes and other risks may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We opportunistically pursue various hedging strategies to seek to reduce our exposure to losses from adverse credit events and other factors. Hedging against a decline in the values of our portfolio positions does not prevent losses if the values of such positions decline, or eliminate the possibility of fluctuations in the value of our portfolio. Hedging transactions generally will limit the opportunity for gain if the values of our portfolio positions should increase. Further, certain hedging transactions could result in our experiencing significant losses. Moreover, at any point in time we may choose not to hedge all or a portion of these risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge. Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:

•

our Manager may fail to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the assets in the portfolio being hedged;

•	our Manager may fail to recalculate, re-adjust and execute hedges in an efficient and timely manner;

•	the hedging transactions may actually result in poorer over-all performance for us than if we had not engaged in the hedging transactions;

•	credit hedging can be expensive, particularly when the market is forecasting future credit deterioration and when markets are more illiquid;

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the durations of the hedges may not match the durations of the related assets or liabilities being hedged;

•

many hedges are structured as over-the-counter contracts with counterparties whose creditworthiness is not guaranteed, raising the possibility that the hedging counterparty may default on their payment obligations; and

•	to the extent that the creditworthiness of a hedging counterparty deteriorates, it may be difficult or impossible to terminate or assign any hedging transactions with such counterparty.

For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Hedging instruments and other derivatives, including credit default swaps, historically have not, in many cases, been traded on regulated exchanges, or been guaranteed or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

Hedging instruments and other derivatives, including credit default swaps, involve risk because they historically have not, in many cases, been traded on regulated exchanges and have not been guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction, such as occurred with Lehman Brothers, may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty’s insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations.

The U.S. Commodity Futures Trading Commission and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We may change our asset acquisition strategy, hedging strategy and asset allocation and operational and management policies without shareholder consent, which may result in the purchase of riskier assets and materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We may change our asset acquisition strategy, hedging strategy and asset allocation and operational and management policies at any time without the consent of our shareholders, which could result in our purchasing assets or entering into hedging transactions that are different from, and possibly riskier than, the assets and hedging transactions described elsewhere in this report. A change in our asset acquisition or hedging strategy may increase our exposure to real estate values, interest rates and other factors. A change in our asset allocation could result in us purchasing assets in classes different from those described in this report. Our Board of Directors determines our operational policies and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.

When we raise additional capital, we may invest the proceeds in short-term, interest bearing, lower yielding investments than our targeted assets pending deployment of the proceeds in our targeted assets.

In the future, when we raise additional capital, it may take us several months to fully deploy the proceeds from any such capital raising transaction in our targeted assets. Pending such deployment, we may invest the proceeds in short-term, interest bearing investments, including money market accounts that provide lower yields than we will seek to achieve from our targeted assets. Further, there is no assurance that suitable investment opportunities in our targeted assets will be available even within a period of months after a capital raising transaction. As a result, when we raise additional capital, our ability to provide returns and to pay dividends to our shareholders that equal or exceed our past returns and dividends may be adversely affected.

We may not realize income or gains from our assets.

We acquire assets to generate both current income and capital appreciation. The assets we acquire may, however, not appreciate in value and, in fact, may decline in value, and the debt securities we purchase may default on interest or principal payments. Accordingly, we may not be able to realize income or gains from our acquired assets. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

We or Ellington or its affiliates may be subject to adverse legislative or regulatory changes.

At any time, laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or “Dodd-Frank Act”, which requires, among other things, significant revisions to and strengthening of the legal and regulatory framework for derivatives and the issuance of asset-backed securities, including RMBS. The Dodd-Frank Act established the Financial Stability Oversight Council (the “Council”) that is charged with monitoring and mitigating systemic risk. As part of this responsibility, the Council has the authority to designate certain banks and other financial firms (including, potentially our company) as “systemically important” which may subject them to regulation by the Federal Reserve Board and limit the amount of risk-taking in which the firm may engage. The Dodd-Frank Act also affects our Manager by, among other things, mandating new reporting requirements, including, but not limited to, position information, use of leverage and counterparty and credit risk exposure.

As is frequently the case for regulatory reform legislation of this breadth, the legislation itself is only the starting point. The Dodd-Frank Act directs various regulatory bodies to draft, adopt and implement more than 240 regulations, many of which will influence dramatically the scope, substance and practical impact of the Dodd-Frank Act. In addition, the Dodd-Frank Act calls for various government bodies and agencies to complete an aggregate of almost 70 studies regarding a broad range of issues concerning the financial services industry that were raised during the legislative process. Moreover, regulatory bodies may also elect to exercise permissive rulemaking authority with respect to various provisions of the Dodd-Frank Act. Accordingly, while some aspects of the Dodd-Frank Act will be effective immediately, other aspects of this legislation will unfold in future months or years.

The derivatives market, and the credit derivatives market in particular, has been a significant focus for legislators and market regulators in considering additional regulations. Given the variety of potential regulations that have been proposed and the preliminary nature of most of the proposals, we are not able at this time to predict the impact any final regulations might have on our business. Proposed regulations could have positive, adverse or mixed consequences for our business. For example, some measures being considered and that we expect will be adopted would require that certain derivatives be traded on regulated exchanges or through clearinghouses. While such changes could benefit us by substantially reducing our derivatives counterparty-related risks, they might also reduce some of the market inefficiencies that we believe create opportunities for us. Such changes might also impact the amount of collateral that we are required to post against our derivatives positions, which could affect our liquidity and the amount of capital that we have available for our non-derivative investment activities. Such changes may lead us to re-evaluate our derivatives strategy in particular and our investment strategy overall. No assurance can be given that any final regulations will not impact our business in a material and adverse way.

We cannot predict when or if any new law, regulation or administrative interpretation, including those related to the Dodd-Frank Act, such as increased regulatory oversight of derivative transactions, or any amendment to any existing law, regulation or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation or administrative interpretation, or any revisions in these laws, regulations or administrative interpretations, including those related to the Dodd-Frank Act, could cause us to change our portfolio, could constrain our strategy or increase our costs. We could be adversely affected by any change in, or any new, law, regulation or administrative interpretation.

We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings.

At any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. For example, in the last several years, Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators, including the following:

In August 2007, Ellington received a subpoena from the New York Attorney General, or the “NYAG”, requesting documents and other information from Ellington about its and its affiliates’ mortgage loan servicing activities. Ellington informed the NYAG that it did not engage in mortgage loan servicing. Ellington subsequently received subpoenas for documents and information relating to Ellington’s residual or equity interests in mortgage securitization trusts; communications with and information received from mortgage servicers relating to these trusts and their underlying mortgage loans; and trading in bonds of these trusts and related credit default swaps, and for documents and other information relating to communications with and information received from one of its vendors, which had performed asset surveillance for Ellington on these trusts. Ellington completed its response to the NYAG subpoenas in June 2008 and has had no communication with the NYAG since that time.

In March 2008, Ellington received a subpoena from the SEC requesting documents and other information relating primarily to CDOs underwritten during 2007 and 2008 by a particular investment bank and for which Ellington acted as collateral manager. Ellington provided an initial response to the subpoena in April 2008 and finished its production in May 2009. Ellington has had no communication with the SEC on the matter since that time.

In August 2009, Ellington and one of its affiliates received subpoenas from the SEC seeking documents and information regarding certain structuring, sales and marketing practices in the CDO market. The subpoenas sought documents and details regarding CDOs in which Ellington or its affiliates participated during 2006 and 2007. Ellington finished its production in response to the subpoenas in November 2009, responded to subsequent requests by the SEC for clarifications with respect to some of the information that Ellington produced to the SEC and intends to cooperate with any further requests.

In May 2010, Ellington received a request for documents and responses to interrogatories from the Financial Crisis Inquiry Commission, or the “FCIC”, a commission formed to examine the causes of the financial and economic crisis in the United States and report thereon to the Congress and the President, relating to Ellington’s CDO business during the period from January 2000 through the present. Ellington produced documents on May 28, 2010 in response to the FCIC’s request. The operations of the FCIC concluded on February 13, 2011 after the delivery of its report issued on January 27, 2011.

We can give no assurances that regulatory inquiries such as those discussed above will not result in investigations of Ellington or its affiliates or enforcement actions, fines or penalties or the assertion of private litigation claims against Ellington or its affiliates. We believe the intense scrutiny of CDO market participants in particular (including large CDO collateral managers such as Ellington) increases the risk of additional inquiries and requests from regulatory or enforcement agencies. In the event regulatory inquiries such as those discussed above were to result in investigations, enforcement actions, fines, penalties or the assertion of private litigation claims against Ellington or its affiliates, our Manager’s ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington’s ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We operate in a highly competitive market.

Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the Federal Government, including PPIP participants. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including RMBS trading activities, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Lack of diversification in the number of assets we acquire would increase our dependence on relatively few individual assets.

Our management objectives and policies do not place a limit on the amount of capital used to support, or the exposure to (by any other measure), any individual asset or any group of assets with similar characteristics or risks. As a result, our portfolio may be concentrated in a small number of assets or may be otherwise undiversified, increasing the risk of loss and the magnitude of potential losses to us and our shareholders if one or more of these assets perform poorly.

For example, our portfolio of mortgage-related assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

The lack of liquidity in our assets may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Many of our assets are structured as private placements. As such, they may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly-traded securities. Other assets of ours, while publicly issued, have limited liquidity on account of their complexity, turbulent market conditions or other factors. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value. The illiquidity of our assets may make it difficult for us to sell such assets if the need arises or to vary our portfolio in response to changes in economic and other conditions. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

In addition, residential and commercial loan purchases and sales in particular are generally privately negotiated transactions made by and in certain instances limited to institutional investors with substantial investment experience with similar investments and who have conducted appropriate due diligence. The universe of potential investors for loans is prone to be more limited than that for securities (e.g. RMBS and CMBS) which are typically rated and issued pursuant to a publicly registered offering or pursuant to a private placement under Rule 144A of the Securities Act of 1933. Our investments may not have consistent secondary market liquidity, especially during periods of significant market disruption.

We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Various federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The federal Home Ownership and Equity Protection Act of 1994, or “HOEPA”, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied.

Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our mortgaged-related assets, could subject us, as an assignee or purchaser to the related residential mortgage loans, to monetary penalties and could result in the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We may be exposed to environmental liabilities with respect to properties in which we have an interest.

In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, the presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may materially adversely affect the value of the relevant mortgage-related assets held by us.

Risks Related to our Relationship with our Manager and Ellington

We are dependent on our Manager and certain key personnel of Ellington that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.

We do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager’s access to the professionals and principals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals or principals of Ellington, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

The base management fee payable to our Manager is payable regardless of the performance of our portfolio, which may reduce our Manager’s incentive to devote the time and effort to seeking profitable opportunities for our portfolio.

We pay our Manager substantial base management fees based on our equity capital (as defined in the management agreement) regardless of the performance of our portfolio. The base management fee takes into account the net issuance proceeds of both common and preferred share offerings. Our Manager’s entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in a lower performance of our portfolio and materially adversely affect our business, financial condition and results of operations.

Our Manager’s incentive fee may induce our Manager to acquire certain assets, including speculative or high risk assets, or to acquire assets with increased leverage, which could increase the risk to our portfolio.

In addition to its base management fee, our Manager is entitled to receive an incentive fee based, in large part, upon our achievement of targeted levels of net income. In evaluating asset acquisition and other management strategies, the opportunity to earn an incentive fee based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining liquidity and/or management of credit risk or market risk, in order to achieve a higher incentive fee. Assets with higher yield potential are generally riskier or more speculative. This could result in increased risk to our portfolio.

Our Board of Directors has approved very broad investment guidelines for our Manager, but will not approve each decision made by our Manager to acquire, dispose of, or otherwise manage an asset.

Our Manager is authorized to follow very broad guidelines in pursuing our strategy. Our Board of Directors periodically reviews our guidelines and our portfolio and asset-management decisions; however, it does not review all of our proposed acquisitions. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets. Poor decisions could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We compete with Ellington’s other accounts for access to Ellington.

Ellington has sponsored and/or currently manages accounts with a focus that overlaps with our investment focus, and expects to continue to do so in the future. Ellington is not restricted in any way from sponsoring or accepting capital from new accounts, even for investing in asset classes or strategies that are similar to, or overlapping with, our asset classes or strategies. Therefore, we compete for access to the benefits that our relationship with our Manager and Ellington provides us. For the same reasons, the personnel of Ellington and our Manager may be unable to dedicate a substantial portion of their time managing our assets.

We and other Ellington accounts may compete for opportunities to acquire assets, which are allocated in accordance with Ellington’s investment allocation policies.

Ellington may, from time to time, simultaneously seek to purchase the same or similar assets for us (through our Manager) that it is seeking to purchase for other Ellington accounts, and has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington’s written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington’s other accounts in all such opportunities.

Since many of our targeted assets are typically available only in specified quantities and since many of our targeted assets are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given assets as required to satisfy their needs. In these cases, Ellington’s investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs. As a result, accounts in start-up mode are given priority which could work to our disadvantage, particularly because there are no limitations surrounding Ellington’s ability to create new accounts. The policies permit departure from such proportional allocation when such allocation would result in an inefficiently small amount of the security being purchased for an account, which may also serve to preclude our ability to acquire certain assets.

There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our shareholders.

We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Two of Ellington’s employees are our directors and all of our executive officers—even those expected to dedicate all or substantially all of their time to us—are or will be employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager.

We may acquire or sell assets in which Ellington or its affiliates have or may have an interest. Similarly, Ellington or its affiliates may acquire or sell assets in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with Ellington or its affiliates, including the purchase and sale of all or a portion of a portfolio asset.

Acquisitions made for entities with similar objectives may be different from those made on our behalf. Ellington may have economic interests in or other relationships with others in whose obligations or securities we may acquire. In particular, such persons may make and/or hold an investment in securities that we acquire that may be pari passu, senior or junior in ranking to our interest in the securities or in which partners, security holders, officers, directors, agents or employees of such persons serve on boards of directors or otherwise have ongoing relationships. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities and otherwise create conflicts of interest. In such instances, Ellington may, in its sole discretion, make recommendations and decisions regarding such securities for other entities that may be the same as or different from those made with respect to such securities and may take actions (or omit to take actions) in the context of these other economic interests or relationships the consequences of which may be adverse to our interests.

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Directors, two of our directors are also Ellington employees. Because our Manager earns base management fees that are based on the total amount of our equity capital, and earns incentive fees that are based in part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See below “—Future offerings of debt or equity securities may adversely affect the market value of common shares” for further discussion of the adverse impact future debt or equity offerings could have on our common shares.

The officers of our Manager and its affiliates devote as much time to us as our Manager deems appropriate, however, these officers may have conflicts in allocating their time and services among us and Ellington and its affiliates’ accounts. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager and Ellington employees, other entities for which Ellington serves as a manager, or its accounts will likewise require greater focus and attention, placing our Manager and Ellington’s resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if Ellington did not act as a manager for other entities.

We, directly or through Ellington, may obtain confidential information about the companies or securities in which we have invested or may invest. If we do possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our Manager’s and Ellington’s management of other accounts could create a conflict of interest to the extent our Manager or Ellington is aware of material non-public information concerning potential investment decisions. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could therefore materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

The Manager Group currently owns approximately 20.6% of our outstanding common shares and LTIP units. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Various potential and actual conflicts of interest may arise from the activities of Ellington and its affiliates by virtue of the fact that our Manager is controlled by Ellington.

Termination of our management agreement without cause is subject to several conditions which may make such a termination difficult and costly. The management agreement, which was amended and restated effective

July 1, 2009, and was amended and restated again effective October 1, 2010, has a current term that expires on December 31, 2011, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Our Manager’s failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Our ability to achieve our objectives depends on our Manager’s ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager’s structuring of our investment process, our access to financing on acceptable terms and general market conditions. Our shareholders will not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common shares. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

If our Manager ceases to be our Manager pursuant to the management agreement, our reverse repo and our derivative counterparties may cease doing business with us.

If our Manager ceases to be our Manager, it could constitute an event of default or early termination event under many of our reverse repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement which has a current term that expires on December 31, 2011, and we are unable to obtain financing or enter into or maintain derivative transactions, our business, financial condition and results of operations and our ability to make distributions to our shareholders may be materially adversely affected.

We do not own the Ellington brand or trademark, but may use the brand and trademark as well as our logo pursuant to the terms of a license granted by Ellington.

Ellington has licensed the “Ellington” brand, trademark and logo to us for so long as our Manager or another affiliate of Ellington continues to act as our Manager. We do not own the brand, trademark or logo that we will use in our business and may be unable to protect this intellectual property against infringement from third parties. Ellington retains the right to continue using the “Ellington” brand and trademark. We will further be unable to preclude Ellington from licensing or transferring the ownership of the “Ellington” brand and trademark to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Ellington or others. Furthermore, in the event our Manager or another affiliate of Ellington ceases to act as our Manager, or in the event Ellington terminates the license we will be required to change our name and trademark. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business. Finally, the license is a domestic license in the United States only and does not give us any right to use the “Ellington” brand, trademark and logo overseas even though we expect to use the brand, trademark and logo overseas. Our use of the “Ellington” brand, trademark and logo overseas will therefore be unlicensed and could expose us to a claim of infringement.

Risks Related To Our Common Shares

The market for our common shares may be limited, which may adversely affect the price at which our common shares trade and make it difficult to sell our common shares.

While our common shares are listed on the New York Stock Exchange, such listing does not provide any assurance as to:

•	whether the market price of our shares will reflect our actual financial performance;

•	the liquidity of our common shares;

•	the ability of any holder to sell common shares; or

•	the prices that may be obtained for our common shares.

The market price and trading volume of our common shares may be volatile.

The stock market has experienced extreme price and volume fluctuations that have affected the market price and trading volume of many companies in industries similar to ours. As a result, the market price of our common shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common shares include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•

changes in our earnings estimates, failure to meet earnings or operating results expectations of public market analysts and investors, or publication of research reports about us or the real estate specialty finance industry;

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to TALF, PPIP, Fannie Mae, Freddie Mac and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Future offerings of debt or equity securities may adversely affect the market value of common shares.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred shares. If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution of owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market value of our common shares, or both. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings reducing the market value of our common shares and diluting their share holdings in us.

Future sales of our common shares could have an adverse effect on our share price.

We cannot predict the effect, if any, of future sales of our common shares, or the availability of our common shares for future sales, on the market value of our common shares. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market values for our common shares.

As of March 15, 2011 we have 16,504,742 common shares outstanding. Our directors and executive officers and the Manager Group have entered into lock-up agreements covering 3,499,492 of our common shares and LTIP units outstanding, but these lock-up agreements expire on April 5, 2011. These lock-up agreements also cover any shares acquired by our directors and executive officers and the Manager Group during the lock-up period. When these lock-up agreements expire, additional common shares will become available for sale into the market, which could reduce the market value for our common shares.

Our shareholders may not receive dividends or dividends may not grow over time.

We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our board is under no obligation or requirement to declare a dividend. Among the factors that could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders are:

•	the ultimate profitability of our assets;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our portfolio or decreases in the value of our portfolio; and

•	increases in actual or estimated operating expenses.

A change in any one of these factors could affect our ability to pay dividends to our shareholders. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or year-to-year increases in dividends.

Market interest rates may have an effect on the trading value of our shares.

One of the factors that investors may consider in deciding whether to buy or sell our common shares is our dividend rate or earnings as a percentage of our common share price, as compared to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend or earnings rate or seek higher-yielding alternative debt or equity investments. As a result, interest rate fluctuations and other capital market conditions can affect the market value of our common shares independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise, it is likely that the market price of our common shares will decrease as market rates on interest-bearing securities, such as bonds, increase.

Investing in our common shares involves a high degree of risk.

The assets we purchase in accordance with our objectives may result in a higher amount of risk than other alternative asset acquisition options. The assets we acquire may be highly speculative and aggressive and may be subject to a variety of risks, including credit risk, prepayment risk, interest rate risk and market value risks. As a result, an investment in our common shares may not be suitable for someone with lower risk tolerance.

Risks Related To Our Organization and Structure

Our operating agreement and management agreement contain provisions that may inhibit potential acquisition bids that shareholders may consider favorable, and the market price of our common shares may be lower as a result.

Our operating agreement contains provisions that have an anti-takeover effect and inhibit a change in our Board of Directors. These provisions include the following:

•	allowing only our Board of Directors to fill newly created directorships;

•	requiring advance notice for our shareholders to nominate candidates for election to our Board of Directors or to propose business to be considered by our shareholders at a meeting of shareholders;

•	our ability to issue additional securities, including, but not limited to, preferred shares, without approval by shareholders;

•	the ability of our Board of Directors to amend the operating agreement without the approval of our shareholders except under certain specified circumstances; and

•	limitations on the ability of shareholders to call special meetings of shareholders or to act by written consent.

Certain provisions of the management agreement also could make it more difficult for third parties to acquire control of us by various means, including limitations on our right to terminate the management agreement and a requirement that, under certain circumstances, we make a substantial payment to our Manager in the event of a termination.

Our operating agreement, subject to certain exceptions, contains restrictions on the amount of our shares that a person may own and may prohibit certain entities from owning our shares. Although we do not currently have any subsidiaries that qualify as REITs, it is possible that we may acquire or form a REIT subsidiary in the future. Accordingly, in order to ensure that we are able to satisfy the REIT ownership requirements should we acquire or form a REIT subsidiary in the future, our operating agreement provides that (subject to certain exceptions described below) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of our outstanding shares.

Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of our shares that will or may violate any of the foregoing restrictions on transferability and ownership, or who is the intended transferee of our common shares which are transferred to the trust (as described below), will be required to give written notice immediately to us, or in the case of proposed or attempted transactions will be required to give at least 15 days written notice to us, and provide us with such other information as we may request in order to determine the effect of such transfer, including, without limitation, the effect on the qualification as a REIT of any potential REIT subsidiary we acquire or form in the future.

Our Board of Directors, in its sole discretion, may exempt any person from the foregoing restrictions. Any person seeking such an exemption must provide to our Board of Directors such representations, covenants and undertakings as our Board of Directors may deem appropriate. Our Board of Directors may also condition any such exemption on the receipt of a ruling from the IRS or an opinion of counsel as it deems appropriate. Our Board of Directors has granted an exemption from this limitation to Ellington, certain affiliated entities of Ellington and certain non-affiliates, subject to certain conditions.

Our rights and the rights of our shareholders to take action against our directors and officers or against our Manager or Ellington are limited, which could limit your recourse in the event actions are taken that are not in your best interests.

Our operating agreement limits the liability of our directors and officers to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer established by a final judgment and that is material to the cause of action adjudicated.

We have entered into indemnification agreements with our directors and officers that obligate us to indemnify them to the maximum extent permitted by Delaware law. In addition, our operating agreement authorizes us to obligate our company to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Delaware law. Our operating agreement requires us to indemnify each present or former director or officer, to the maximum extent permitted by Delaware law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. See “Description of Shares—Operating Agreement—Limitations on Liability and Indemnification of Our Directors and Officers” in our IPO prospectus.

Our management agreement with our Manager requires us to indemnify our Manager and its affiliates against any and all claims and demands arising out of claims by third parties caused by acts or omissions of our Manager and its affiliates not constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under the management agreement.

Due to the liability limitations contained in our operating agreements and our indemnification arrangements with our directors and officers and our Manager, our and our shareholders’ rights to take action against our directors and officers and our Manager are limited, which could limit your recourse in the event actions are taken that are not in your best interests.

Maintenance of our exclusion from registration under the Investment Company Act imposes significant limitations on our operations.

We intend to conduct our operations through various wholly-owned or majority-owned subsidiaries in a manner such that neither we nor those subsidiaries are subject to regulation under the Investment Company Act. The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed a combined value of 40% of the value of all our assets (excluding U.S. Government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Our wholly-owned subsidiary, EF Mortgage LLC, relies on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets consist of qualifying real estate assets and at least 80% of the entity’s assets consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets we can own and the timing of sales and purchases of our assets.

To classify the assets held by EF Mortgage LLC as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exemption from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of EF Mortgage LLC regularly, there can be no assurance that EF Mortgage LLC will be able to maintain this exemption from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model and our ability to make distributions.

If we were required to register as an investment company under the Investment Company Act, we would be subject to the restrictions imposed by the Investment Company Act, which would require us to make material changes to our strategy.

If we are deemed to be an investment company under the Investment Company Act, we would be required to materially restructure our activities or to register as an investment company under the Investment Company Act, which would have a material adverse effect on our business, financial conditions and results of operations. In connection with any such restructuring, we may be required to sell portfolio assets at a time we otherwise might not choose to do so, and we may incur losses in connection with such sales. Further, our Manager may unilaterally terminate the management agreement if we become regulated as an investment company under the Investment Company Act. Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the Commission, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company.

Federal Income Tax Risks

If we fail to satisfy the “qualifying income exception” under the tax rules for publicly traded partnerships, all of our income will be subject to an entity-level tax.

We have operated, and intend to continue to operate, so that we qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. In general, if a partnership is “publicly traded” (as defined in the Internal Revenue Code of 1986, as amended, or the Code), it will be treated as a corporation for U.S. federal income tax purposes. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as at least 90% of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and it would not be included in the definition of a regulated investment company, or RIC, under Section 851(a) of the Code if it were a domestic corporation (which generally applies to entities required to register under the Investment Company Act). We refer to this exception as the “qualifying income exception.” Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the “conduct of a financial or insurance business” nor based, directly or indirectly, upon “income or profits” of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

If we fail to satisfy the “qualifying income exception” described above, we would be treated as a corporation for U.S. federal income tax purposes. In that event, items of income, gain, loss, deduction and credit would not pass through to holders of our common shares and such holders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. We would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our common shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. Additionally, distributions paid to non-U.S. holders of our common shares would be subject to U.S. federal withholding taxes at the rate of 30% (or such lower rate provided by an applicable tax treaty). Thus, if we were treated as a corporation, such treatment would result in a material reduction in cash flow and after-tax returns for holders of our common shares and thus would result in a substantial reduction in the value of our common shares.

Holders of our common shares will be subject to U.S. federal income tax on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income in excess of our cash distributions.

We intend to continue to operate so as to qualify, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to U.S. federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our items of income, gain, loss, deduction, and credit, regardless of whether or when they receive cash distributions. In addition, certain of our assets may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, it is possible that the U.S. federal income tax liability of shareholders with respect to their respective allocable shares of our earnings in a particular taxable year could exceed the cash distributions we make to shareholders with respect to that taxable year, thus requiring out-of-pocket tax payments by shareholders. Furthermore, if we did not make cash distributions with respect to a taxable year, holders of our common shares would still have a tax liability attributable to their allocation of our taxable income for that taxable year. Our present intention is to make quarterly and special distributions to our common shareholders so that approximately 100% of our net income attributable to our common shares each calendar year, beginning with the 2010 calendar year, has been distributed prior to April of the subsequent calendar year, subject to potential adjustments for changes in common shares outstanding and certain other factors.

The ability of holders of our common shares to deduct certain expenses incurred by us may be limited.

We believe that the expenses incurred by us, including base management fees and incentive fees paid to our Manager, will generally not be treated as “miscellaneous itemized deductions” and will be deductible as ordinary trade or business expenses. In general, “miscellaneous itemized deductions” may be deducted by a holder of our common shares that is an individual, estate or trust only to the extent that such deductions exceed, in the aggregate, 2% of such holder’s adjusted gross income. In addition, “miscellaneous itemized deductions” are also not deductible in determining the alternative minimum tax liability of a holder. There also may be limitations on the deductibility of itemized deductions by individuals whose adjusted gross income exceeds a specified amount, adjusted annually for inflation. Although we believe that our expenses will not be treated as “miscellaneous itemized deductions,” there can be no assurance that the IRS will not successfully challenge that treatment. In that event, a holder’s inability to deduct all or a portion of such expenses could result in an amount of taxable income to such holder with respect to us that exceeds the amount of cash actually distributed to such holder for the year.

Holders of our common shares may recognize a greater taxable gain (or a smaller tax loss) on a disposition of our shares than expected because of the treatment of our debt under the partnership tax accounting rules.

We incur debt for a variety of reasons, including for acquisitions as well as other purposes. Under partnership tax accounting principles (which apply to us), our debt is generally allocable to holders of our common shares, who will realize the benefit of including their allocable share of our debt in the tax basis of their shares. A holder’s tax basis in our common shares will be adjusted for, among other things, distributions of cash and allocations of our losses, if any. At the time a holder of our common shares sells its shares, the holder’s amount realized on the sale will include not only the sales price of the shares but also such holder’s portion of our debt allocable to those shares (which is treated as proceeds from the sale of those shares). Depending on the nature of our activities after having incurred the debt, and the utilization of the borrowed funds, a later sale of our common shares could result in a larger taxable gain (or a smaller tax loss) than anticipated.

Tax-exempt holders of our common shares will likely recognize significant amounts of “unrelated business taxable income,” the amount of which may be material.

An organization that is otherwise exempt from U.S. federal income tax is nonetheless subject to taxation with respect to its “unrelated business taxable income,” or “UBTI”. Because we have incurred “acquisition indebtedness” with respect to certain securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or are disregarded for U.S. federal income tax purposes), a proportionate share of a holder’s income from us with respect to such securities will be treated as UBTI. Accordingly, tax-exempt holders of our common shares will likely recognize significant amounts of UBTI. For certain types of tax-exempt entities, the receipt of any UBTI might have adverse consequences. Tax-exempt holders of our common shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our common shares.

There can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to non-U.S. holders of our common shares.

While it is expected that our method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our common shares, there can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to such non-U.S. holders. To the extent our income is treated as effectively connected income, non-U.S. holders generally would be required to (i) file a U.S. federal income tax return for such year reporting their allocable portion, if any, of our income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at graduated U.S. tax rates on any such income. Additionally, we would be required to withhold tax (currently at a rate of 35%) on a non-U.S. holder’s allocable share of any effectively connected income. Non-U.S. holders that are corporations also would be required to pay branch profits tax at a 30% rate (or lower rate provided by applicable treaty). To the extent our income is treated as effectively connected income, it may also be treated as non-qualifying income for purposes of the qualifying income exception.

If the IRS challenges our election to mark our assets to market for U.S. federal income tax purposes, the taxable income allocated to the holders of our common shares would be adjusted (possibly retroactively) and our ability to provide tax information on a timely basis could be negatively affected.

We intend to continue to qualify as a trader in securities and have elected to mark-to-market our positions in securities that we hold as a trader, in accordance with Section 475(f) of the Code. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer’s activities, the frequency, extent and regularity of the taxpayer’s securities transactions, and the taxpayer’s investment intent. Therefore, there can be no assurance that we have qualified or will continue to qualify as a trader in securities eligible for the mark-to-market election. We have not received an opinion from counsel or a ruling from the IRS regarding our qualification as a trader. If our eligibility for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount of taxable income recognized by us and allocated to the holders of our common shares. An inability to utilize the mark-to-market election might also have an adverse effect on our ability to provide tax information to you on a timely basis. The IRS could also challenge any conventions that we use in computing, or in allocating among holders of our common shares, any gain or loss resulting from the mark-to-market election. See “Material U.S. Federal Income Tax Considerations—Taxation of Holders of Our Common Shares—Allocation of Profits and Losses” in our IPO prospectus.

In addition, we intend to take the position that our mark-to-market gain or loss, and any gain or loss on the actual disposition of marked-to-market assets, should be treated as ordinary income or loss. However, because the law is unclear as to the treatment of assets that are held for investment, and the determination of which assets are held for investment, the IRS could take the position that the mark-to-market gain or loss attributable to certain assets should be treated as capital gain or loss and not as ordinary gain or loss. In that case, we will not be able to offset our non-cash ordinary income with any resulting capital losses from such assets, which could increase the amount of our non-cash taxable income.

The IRS may challenge our allocations of income, gain, loss, deduction and credit.

Our operating agreement provides for the allocation of income, gain, loss, deduction and credit among the holders of our common shares. The rules regarding partnership allocations are complex. It is possible that the IRS could successfully challenge the allocations in the operating agreement and reallocate items of income, gain, loss, deduction and credit in a manner which reduces benefits or increases income allocable to holders of our common shares. See “Material U.S. Federal Income Tax Considerations—Taxation of Holders of Our Common Shares—Allocation of Profits and Losses” in our IPO prospectus.

Complying with certain tax-related requirements may cause us to forego otherwise attractive business opportunities.

To be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of “qualifying income.” Interest income will not be qualifying income for the qualifying income exception if it is derived from “the conduct of a financial or insurance business.” This requirement limits our ability to originate loans or acquire loans originated by our Manager and its affiliates. In addition, we intend to operate so as to avoid generating a significant amount of income that is treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders. In order to comply with these requirements, we (or our subsidiaries) may be required to invest through foreign or domestic corporations or forego attractive business opportunities. Thus, compliance with these requirements may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

The IRS Schedules K-1 we will provide will be significantly more complicated than the IRS Forms 1099 provided by REITs and regular corporations, and holders of our common shares may be required to request an extension of time to file their tax returns.

Holders of our common shares are required to take into account their allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year. We will use reasonable efforts to furnish holders of our common shares with tax information (including IRS Schedule K-1) as promptly as possible, which describes their allocable share of such items for our preceding taxable year. However, we may not be able to provide holders of our common shares with tax information on a timely basis. Because holders of our common shares will be required to report their allocable share of each item of our income, gain, loss, deduction, and credit on their tax returns, tax reporting for holders of our common shares will be significantly more complicated than for shareholders in a REIT or a regular corporation. In addition, delivery of this information to holders of our common shares will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, holders of our common shares will need to apply for extensions of time to file their tax returns.

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of our common shares.

The U.S. federal income tax treatment of holders of our common shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process and the IRS, resulting in changes in and revised interpretations of established concepts. Also, the IRS pays close attention to the proper application of tax laws to partnerships and investments in foreign entities. The present U.S. federal income tax treatment of an investment in our common shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments we have previously made. We and holders of our common shares could be adversely affected by any such change in, or any new tax law, regulation or interpretation. Our operating agreement permits our Board of Directors to modify (subject to certain exceptions) the operating agreement from time to time, without the consent of the holders of our common shares. These modifications may address, among other things, certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of our common shares. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of our common shares in a manner that reflects their distributive share of our items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of our common shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any properties. Our principal offices are located in leased space at 53 Forest Avenue, Old Greenwich, CT 06870. The offices of our Manager and Ellington are at the same location. As part of our management agreement, our Manager is responsible for providing offices necessary for all operations, and accordingly, all lease responsibilities belong to our Manager.

Item 3.	Legal Proceedings

Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. These have included the inquiries and requests that are described in the risk factors included in Item 1A of this Annual Report on Form 10-K under the caption “We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings.” Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any of these inquiries or requests. However, we believe that scrutiny of CDO market participants (including large CDO collateral managers such as Ellington) has intensified. We believe this intensified scrutiny increases the risk of additional inquiries and requests from regulatory or enforcement agencies. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares have been listed on the New York Stock Exchange (“NYSE”) under the symbol “EFC” since October 8, 2010. The high and low sales prices for our common shares as reported by the NYSE for the period from October 8, 2010 to December 31, 2010 were $22.68 and $21.05, respectively.

The closing price for our common shares, as reported by the NYSE on March 15, 2011, was $23.22.

Holders of Our Common Shares

As of March 10, 2011, we had 62 shareholders of record. Most of our common shares are held by brokers and other institutions on behalf of shareholders.

Dividends

Our present intention is to pay quarterly and special dividends to our common shareholders so that approximately 100% of our net income attributable to our common shares each calendar year has been distributed prior to April of the subsequent calendar year, subject to potential adjustments for changes in common shares outstanding. In setting our dividends, our Board of Directors takes into account, among other things, our earnings, our financial condition, our working capital needs and new investment opportunities. In particular, we may deviate from our dividend policy when we believe it is prudent to do so for liquidity management purposes, during financial crises or extreme market dislocations, or in order to take advantage of what we deem to be extraordinary investment opportunities. Furthermore, it is possible that some of our future financing arrangements could contain provisions restricting our ability to pay dividends. In addition, our ability to pay dividends is subject to certain restrictions under the Delaware LLC Act. Under the Delaware LLC Act, a limited liability company generally is not permitted to pay a dividend if, after giving effect to the dividend, the liabilities of the company will exceed the value of the company’s assets. Shareholders generally will be subject to U.S. federal income tax (and any applicable state and local taxes) on their respective allocable shares of our net taxable income regardless of the timing or amount of dividend we pay to our shareholders.

The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. Our dividend policy for the 2009 calendar year was to pay quarterly and special dividends to our common shareholders so that at least 50% of our net income attributable to our common shares was distributed. The dividends we declared for the second, third and fourth quarters of 2009, as shown in the table below, represented in the aggregate approximately 50% of our net income attributable to our common shares for the 2009 calendar year.

The following table sets forth the dividends per share we have paid to our shareholders with respect to the periods indicated. We did not pay any dividends prior to 2009.

	Dividend Per Share	Record Date	Payment Date
Fiscal year ended December 31, 2009:
First quarter	$—	N/A	N/A
Second quarter	$1.50	September 1, 2009	September 15, 2009
Third quarter	$1.00	December 1, 2009	December 15, 2009
Fourth quarter	$1.25	March 1, 2010	March 15, 2010

Fiscal year ended December 31, 2010:
First quarter	$0.25	May 18, 2010	June 15, 2010
Second quarter	$0.15	September 1, 2010	September 15, 2010
Third quarter	$0.80	December 1, 2010	December 15, 2010
Fourth quarter	$1.31	March 1, 2011	March 15, 2011

We cannot assure you that we will pay any future dividends to our shareholders and the dividends set forth in the table above are not intended to be indicative of the amount and timing of future dividends, if any.

We generally refer to payments made to our shareholders with respect to our common shares as “dividends” for purposes of this Annual Report on Form 10-K. For U.S. federal income tax purposes, those payments will be treated as distributions from a partnership.

Unregistered Sales of Equity Securities

On February 11, 2010, we issued 2,500 common shares in exchange for LTIP units held by one of our directors. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

On February 17, 2010, we issued 9,082 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. The issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

On May 10, 2010, we issued 1,975 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. The issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

On October 1, 2010, we granted 1,250 LTIP units to Thomas Robards, 1,250 LTIP units to Ronald I. Simon, Ph.D., and 1,250 LTIP units to Edward Resendez as compensation for serving as directors. These grants were made pursuant to our 2007 Individual Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Rule 701 promulgated under the Securities Act.

On November 15, 2010, we issued 11,422 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

Pursuant to our 2007 Individual Incentive Plan, on December 15, 2010, we granted 2,000 LTIP units to Lisa Mumford, our dedicated Chief Financial Officer, and 500 LTIP units to another employee of our Manager. The LTIP units are subject to forfeiture restrictions that will lapse one year from the date of grant. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Rule 701 promulgated under the Securities Act.

On December 31, 2010, we issued 1,250 common shares in exchange for LTIP units held by one of our directors. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

On February 17, 2011, we issued 6,400 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

On October 14, 2010, we closed our initial public offering of common shares pursuant to which we sold 4,500,000 common shares to the public at a public offering price of $22.50 per share. We raised approximately $101.3 million in gross proceeds, resulting in net proceeds to us of approximately $94.7 million, after deducting approximately $2.9 million in underwriting discounts and approximately $3.6 million in other expenses relating to the initial public offering.

As of the date of this Annual Report, we had fully invested the proceeds from our initial public offering. These proceeds were invested in a manner substantially consistent with that described in our IPO prospectus dated October 7, 2010.

Performance

The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The comparison is for the period from October 8, 2010, the day our common shares commenced trading on the NYSE, to December 31, 2010, and assumes in each case a $100 investment on October 8, 2010 and the reinvestment of dividends.

The actual cumulative total returns shown on the graph above are as follows:

	10/8/2010	12/31/2010
Ellington Financial LLC	$100.00	$107.16
S&P 500 Total Return	100.00	108.97
FTSE NAREIT MREIT	100.00	108.47

Item 6.	Selected Financial Data

The following table presents selected consolidated financial information as of December 31, 2010, 2009, 2008 and 2007, and for the years ended December 31, 2010, 2009 and 2008, and for the period from August 17, 2007 (commencement of operations) to December 31, 2007. The consolidated financial information presented below as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, has been derived from our audited financial statements included elsewhere in this Annual Report. The consolidated financial information as of December 31, 2008 and 2007 and for the period from August 17, 2007 (commencement of operations) to December 31, 2007, was derived from our historical audited consolidated financial statements not included in this Annual Report. Because we only operated our business for a portion of the year ended December 31, 2007, a direct comparison of our operating results for the years ended December 31, 2010, 2009 and 2008 to our operating results for the period from August 17, 2007 (commencement of operations) to December 31, 2007 may be of limited use.

Since the information presented below is only selected financial data and does not provide all of the information contained in our historical consolidated financial statements included elsewhere in this Annual Report, including the related notes, you should read it in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical consolidated financial statements, including the related notes, included in this Annual Report.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	August 17, 2007 (commencement of operations) to December 31, 2007
Investment Income:
Interest Income	$45,626,940	$51,714,577	$29,914,585	$5,898,720
Expenses:
Base management fee	4,909,583	4,246,745	3,721,121	1,355,912
Incentive fee	4,428,488	18,873,654	1,771,026	—
Interest expense	3,825,946	2,460,653	6,189,887	—
Other operating expenses	7,675,941	7,782,522	5,407,611	2,190,275

Total expenses	20,839,958	33,363,574	17,089,645	3,546,187

Net Investment Income	24,786,982	18,351,003	12,824,940	2,352,533

Net Realized and Unrealized Gain (Loss) on Investments and Financial Derivatives:
Net realized gain (loss) on:
Investments	23,088,506	(18,291,604)	(5,075,879)	1,753,849
Financial derivatives	2,072,086	6,109,730	63,598,153	—

Net realized gain (loss)	25,160,592	(12,181,874)	58,522,274	1,753,849

Change in net unrealized gain (loss) on:
Investments	5,626,616	88,423,716	(79,180,278)	(651,290)
Financial derivatives	(15,003,652)	(1,211,832)	5,410,419	(130,122)

Change in net unrealized gain (loss)	(9,377,036)	87,211,884	(73,769,859)	(781,412)

Net Realized and Unrealized Gain (Loss) on Investments and Financial Derivatives	15,783,556	75,030,010	(15,247,585)	972,437

Net Increase (Decrease) in Shareholders’ Equity Resulting from Operations	$40,570,538	$93,381,013	$(2,422,645)	$3,324,970

Net Increase (Decrease) in Shareholders’ Equity Resulting from Operations per share	$3.04	$7.52	$(0.19)	$0.26
Dividends per common share (1)	$2.51	$3.75	$—	$—
Dividends (1)	$40,576,501	$46,286,235	$—	$—

(1)

Dividends are declared and paid on a quarterly basis in arrears. For example, dividends for the fiscal year ended December 31, 2010 include the dividend declared on February 10, 2011 for the fourth quarter of 2010.

	As of December 31,
	2010	2009	2008 (1)	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,790,818	$102,863,164	$61,400,254	$61,705,104
Investments at fair value	1,246,066,560	755,440,869	429,884,006	180,657,979
Financial derivatives-assets at fair value	201,335,372	123,638,023	141,690,748	—
Repurchase agreements	25,683,750	—	4,528,875	—
Receivable for securities sold	799,142,581	513,821,219	31,491,051	—
Deposits with dealers held as collateral	20,394,065	23,071,006	22,950,008	200,434
Other assets	5,909,317	11,831,171	8,031,138	931,481

Total Assets	2,334,322,463	1,530,665,452	699,976,080	243,494,998

Investments sold short at fair value	775,145,098	502,543,554	38,421,032	—
Reverse repos	777,760,260	559,978,100	260,534,000	—
Financial derivatives-liabilities at fair value	21,030,329	14,045,886	17,304,903	130,122
Payable for securities purchased	184,012,894	41,645,394	15,509,694	—
Due to brokers—margin accounts	166,409,207	106,483,358	124,820,088	—
Other liabilities	6,292,963	6,175,147	2,308,719	1,537,983

Total Liabilities	1,930,650,751	1,230,871,439	458,898,436	1,668,105

Shareholders’ equity	$403,671,712	$299,794,013	$241,077,644	$241,826,893

Shareholders’ equity per common share	$24.47	$25.04	$19.27	$19.35
Shareholders’ equity per common share, diluted	$23.91	$24.27	$18.70	$18.78

(1)	Certain classifications have been conformed to the current period presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this annual report on Form 10-K, except where the context suggests otherwise, “EFC,” “we,” “us” and “our” refer to Ellington Financial LLC and its subsidiaries, our “Manager” refers to Ellington Financial Management LLC, our external manager, and “Ellington” refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms.

Executive Summary

We are a specialty finance company that specializes in acquiring and managing mortgage-related assets, including non-Agency RMBS, Agency RMBS, mortgage-related derivatives, CMBS and commercial mortgages or other commercial real estate debt, as well as corporate debt and equity securities and derivatives. We also may opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, ABS backed by consumer and commercial assets and non-mortgage-related derivatives. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is also a registered investment advisor with a 16-year history of investing in a broad spectrum of MBS and related derivatives.

We completed our initial capitalization in August 2007, pursuant to which we sold 12,500,000 common shares for aggregate net proceeds of approximately $239.7 million.

On October 14, 2010, we closed our initial public offering of common shares representing limited liability company interests, or common shares, pursuant to which we sold 4,500,000 common shares to the public at a public offering price of $22.50 per share. We raised approximately $101.3 million in gross proceeds, resulting in net proceeds to us of approximately $94.7 million, after deducting approximately $2.9 million in underwriting discounts and approximately $3.6 million in other expenses relating to the initial public offering.

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

As of December 31, 2010, we believe that our non-Agency RMBS strategies represented the primary drivers of our risk and return, and we expect that they will continue to do so over the near term. However, we also continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As discussed below in “—Liquidity and Valuation,” financing for non-Agency RMBS has become more readily available over the past 12 months, but currently we employ only low levels of leverage with respect to the non-Agency RMBS in our portfolio. We currently finance our purchases of Agency RMBS and non-Agency RMBS using reverse repo agreements, which we account for as collateralized borrowings. Unless we acquire very substantial amounts of whole mortgage loans, we expect that we will always maintain some core amount of Agency RMBS to maintain our exclusion from regulation as an investment company under the Investment Company Act.

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

As of December 31, 2010, outstanding borrowings under reverse repurchase agreements were $777.8 million and our debt-to-equity ratio was 1.93 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 80.4% or $625.0 million relates to our Agency holdings with the remaining related to our non-Agency holdings.

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

Market Disruption in RMBS

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

Poor credit performance of non-Agency RMBS and limited availability of financing for such assets continued throughout 2008 and into 2009, influenced by many market events including the bankruptcy of Lehman Brothers in September 2008. Meanwhile, home price declines and increases in loss severities upon default continued through the second quarter of 2009. Since the second quarter of 2009, market conditions have begun to modestly improve as witnessed by the increased availability of financing for non-Agency assets and the improved performance across several sectors of the residential mortgage-backed securities markets.

Recent Developments

Starting with the announcement of the Public-Private Investment Program, or “PPIP”, sponsored by the federal government, towards the end of the first quarter of 2009, and along with the general improvements in most global financial markets since that time, liquidity and prices have improved in the RMBS markets, presumably reflecting, among other things, market participants’ pricing better economic scenarios into, and demanding lower target returns on, their investments.

Meanwhile, there have also been modest improvements in fundamental factors affecting RMBS since the second half of 2009, including slowing or modest reversals in many regions of both declining home prices and increasing loan loss severities upon default. However, these improvements seem to have been somewhat undercut due to the large overhang of shadow inventory in the housing market. This inventory overhang is the result of the substantial number of homeowners who remain delinquent on their outstanding mortgages and foreclosures that are stalled in court. There also exist many homes that were built prior to the housing crisis, especially in 2006 and 2007, in locations that are no longer considered desirable. See “Credit Quality” below.

Non-Agency Securitization Market

In April 2010, a $238 million non-Agency RMBS securitization was completed, marking the first such securitization (other than re-securitizations) since August 2008. The securitization was backed by high quality prime jumbo mortgage loans that had been originated by CitiMortgage Inc. in 2009 and 2010. While the completion of this transaction represents a milestone for the potential return to health of the non-Agency residential securitization market, the prospects for the securitization market are still extremely uncertain, as the respective roles and requirements of sponsors, investors, underwriters, regulators, policy-makers, and rating agencies all continue to be re-evaluated. A second non-Agency securitization was completed on February 18, 2011 in the amount of $290 million. Like the April 2010 securitization, this securitization is backed by prime mortgage loans and marks another good sign for the potential return of the non-Agency mortgage securitization market. We are optimistic about the eventual return of the securitization market and believe that its return will create additional investment opportunities for us. However, the prospects for the securitization market are still extremely uncertain, as the respective roles and requirements of sponsors, investors, underwriters, regulators, policy-makers, and rating agencies all continue to be re-evaluated.

GSE Update

Subsequent to June 30, 2008, there were increased market concerns about Fannie Mae’s and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the Federal Government. In September 2008 Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (i) take over their assets and operate them with all the powers of their shareholders, directors, and officers and conduct all their business; (ii) collect all obligations and money due to them; (iii) perform all of their functions which are consistent with the conservator’s appointment; (iv) preserve and conserve their assets and property and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the Treasury and FHFA entered into preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the Treasury established a secured lending credit facility for Fannie Mae, Freddie Mac, and the Federal Home Loan Banks to serve as a liquidity backstop; and (iii) the Treasury initiated a program to purchase RMBS issued by Fannie Mae and Freddie Mac.

In December 2009, the Treasury ended the secured lending credit facility and the RMBS purchase program, but contemporaneously lifted the cap on assistance to be provided to Fannie Mae and Freddie Mac pursuant to the preferred stock purchase program, thereby effectively providing nearly unlimited support for Fannie Mae and Freddie Mac over the next three years.

In August 2010, the Obama administration hosted a major conference on the future of housing finance, which included a discussion regarding the future of Fannie Mae and Freddie Mac, with the intended goal of developing a comprehensive housing finance reform proposal for delivery to Congress by January 2011. Additionally, during the conference, the Obama administration stated that it was committed to insuring these entities have adequate resources to meet their financial commitments. On February 11, 2011 the Treasury released a White Paper entitled “Reforming America’s Housing Finance Market”. This is the first step in what is likely to be a major change in the future role of the GSEs in the housing finance market. Major tenets of the plan include: (1) private markets, subject to strong oversight and standards for consumer and investor protection, will become the primary source of mortgage credit and bear the burden for losses, and (2) banks and other financial institutions will be required to hold more capital to withstand future recessions or significant declines in home prices, and will be required to adhere to more conservative underwriting standards that require homeowners to hold more equity in their homes. While the exact fate and role of Fannie Mae and Freddie Mac remain uncertain, it is probable that they will continue to shrink in size. They have already begun to divest some of their security holdings and we expect this will continue. Any legislation or policies that result from the proposed legislation may create opportunities for us and we continue to monitor the evolving status of these proposals.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act”, was passed by Congress. This legislation aims to restore responsibility and accountability to the financial system through new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency RMBS and interest rate swaps and other derivatives as regulators have not determined how the Dodd-Frank Act will be implemented. Progress has been slow on many aspects of the bill and it may be some time before these regulations cause significant changes in the securities markets.

The derivatives market, and the credit derivatives market in particular, has been a significant focus for legislators and market regulators in considering additional regulations. Given the variety of potential regulations that have been proposed and the preliminary nature of most of the proposals, we are not able at this time to predict the impact any final regulations might have on our business. Proposed regulations could have positive, adverse or mixed consequences for our business. For example, some measures being considered and that we expect will be adopted would require that certain derivatives be traded on regulated exchanges or through clearinghouses. While such changes could benefit us by substantially reducing our derivatives counterparty-related risks, they might also reduce some of the market inefficiencies that we believe create opportunities for us. Such changes might also impact the amount of collateral that we are required to post against our derivatives positions, which could affect our liquidity and the amount of capital that we have available for our non-derivative investment activities. Such changes may lead us to re-evaluate our derivatives strategy in particular and our investment strategy overall. No assurance can be given that any final regulations will not impact our business in a material and adverse way.

Foreclosures

During the third quarter of 2010, several large banks suspended foreclosures and foreclosure sales in a number of states, and some public officials have called for nationwide foreclosure moratoria. Most banks have since resumed foreclosure proceedings. However, the attorneys general from all 50 states have launched a joint investigation into foreclosure practices and mortgage servicers’ involvement in those practices. The suspensions and investigations relate to two concerns. The first concern relates to the allegedly pervasive signing, by mortgage servicers and their agents, of foreclosure-related affidavits without actually having properly validated the information in the affidavits (“robo-signing”). The second concern relates to the standard of proof required for a mortgage servicer to demonstrate that it has proper standing to foreclose on behalf of a mortgage note holder. Delinquent borrowers have recently begun filing lawsuits requesting, and certain judges have recently begun requiring, mortgage servicers to produce the actual mortgage notes to prove their right to foreclose. Because many mortgages have been transferred and assigned multiple times through the origination, warehouse and securitization processes, and by means of varying assignment procedures, mortgage servicers are frequently having difficulty furnishing complete documentation. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related suspensions and investigations also slow the pace of liquidations, and thereby likely increase loan loss severities in the longer term as a result of property deterioration, amplified legal and other costs, and other factors. Servicers have maintained that most of these problems are process-oriented and can be largely fixed in the near term; however, certain factors delaying foreclosure, such as borrower lawsuits and judicial scrutiny, are outside of servicers’ control and will likely continue to slow foreclosure processing in both judicial and non-judicial states. One of the biggest risks overhanging the RMBS market has been uncertainty around the timing and ability of servicers to remove delinquent borrowers from their homes and ultimately liquidate properties to pass cash through to securitization trusts. This risk is very difficult to quantify and has been magnified by some court cases that have been in the news recently.

During the first quarter of 2011, a particular bank foreclosure case relating to improper documentation was widely publicized. The State Supreme Court of Massachusetts upheld a lower court decision invalidating two foreclosures by US Bancorp and Wells Fargo in Massachusetts. The Supreme Court agreed with the prior decision that the banks did not have proper documentation to prove that they had standing to foreclose. The judge ruled that since the lender failed to bring the assignment of the mortgage up to date until after the foreclosure sale, the foreclosures were invalid. The Massachusetts Supreme Court confirmed that the purchaser of a mortgage note has an equitable right to obtain an assignment of the mortgage, but at the same time it ruled that—in contrast to the law in most jurisdictions—the transfer of the mortgage note does not automatically transfer the mortgage itself. This ruling, along with any other similar rulings that may be issued in other jurisdictions, will create additional obstacles in the foreclosure process and thereby—at the very least—lengthen what is generally already an extremely protracted foreclosure process. Of additional note, the Massachusetts court did not address general questions of good title for bona fide third-party purchasers of improperly foreclosed properties; future rulings in this area could have significant effects on the real estate and financial markets in general, and on RMBS in particular.

Labor Market

On March 4, 2011, the U.S. Department of Labor reported that, as of February 2011, the U.S. unemployment rate was 8.9%. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could contribute to further increases in mortgage delinquencies and decreases in home prices.

Prepayment Rates

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

Credit Quality

The deterioration of the U.S. housing market as well as the economic downturn that began in 2007 have caused U.S. residential mortgage delinquency rates to remain at high levels for various types of mortgage loans, including subprime mortgage loans and option ARMs. For the month of February, 2011, delinquency rates on subprime mortgage loans and option ARMs averaged 41.2% and 43.3%, respectively, compared to 40.6% and 42.3% for the month of October, 2010. In December 2010, the composite S&P/Case-Shiller 20-city index, a broad measure of U.S. home prices dropped 0.96% from the prior month and was 2.38% lower than in December 2009. Loss severities upon default increased steadily through the first half of 2009 due to, among other things, additional servicing costs, delays in loan foreclosure, continuing home price declines and lack of incentive for mortgage servicers to minimize costs. The second half of 2009 and all of 2010 exhibited some stabilization or improvement of these measures of credit quality. More recently, however, the increasing supply of unsold homes as a result of foreclosure delays has put renewed downward pressure on home pricing. If this trend continues, we would expect to see further increased delinquency and loss rates on RMBS, especially in the subprime and option ARM sectors.

Liquidity and Valuations

Since 2007, as a result of the overall conditions in the credit markets, including reductions in value of various types of RMBS and other factors, available leverage on RMBS assets has decreased significantly, which contributed to the significant rise in market yields on these types of assets, and continues to negatively affect the liquidity of RMBS. As the credit markets have improved, liquidity and pricing of these assets has improved as well, but by historical standards liquidity and available leverage are still relatively low.

Over the past year, many investment banks have resumed making term financing available for non-Agency RMBS. The return of financing availability and the stabilization of borrowing costs have somewhat improved liquidity in the market for these securities.

Since the onset of the financial crisis, the deterioration in credit quality of non-Agency RMBS, in conjunction with the reduced liquidity in the overall RMBS market, has led to greater price volatility in non-Agency RMBS, making it more difficult to accurately value these assets. However, conditions are much better today than in early 2009, as improved liquidity and increased demand for securities is evident in firmer asset pricing across most RMBS sectors.

New Asset-Backed CDS Index

In April 2010, Markit launched a new structured finance index series called PrimeX. The index consists of four sub-indices, each referencing prime RMBS of different vintages and underlying loan types. This index was created to allow market participants to take positions on and gain exposure to prime RMBS synthetically. We have actively traded PrimeX since its initial launch.

2010 Review and Outlook for 2011

During the 2010 year, our non-Agency RMBS portfolio experienced significant price appreciation as credit spreads declined, asset demand and liquidity increased and the overall outlook for that market continued to improve. This, however, also caused our asset yields to decline over the course of the year. We also continued, and expect to continue in 2011, to hedge a portion of our credit risk in our non-Agency RMBS portfolio through the use of asset-backed credit default swaps.

Because we hedged our exposure to potential increases in interest rates, our interest rate hedges created a drag on our earnings in the first three quarters of the year, as the 5-year swap rate declined from 2.98% at the beginning of the year to 1.52% at September 30, 2010. However, the 5-year swap rate increased by 0.65% to 2.17% by year end, and so our interest rate hedges were net contributors to our earnings in the last quarter of 2010. Through the use of interest rate swaps, TBAs and Euro-Dollar futures, we expect to continue to hedge our exposure to potential increases in interest rates.

In our Agency RMBS portfolio, we continue to seek to mitigate prepayment risk on our premium pools by targeting pools with attractive borrower profiles that we think will prepay more slowly than what the market seems to be pricing in. Our proprietary modeling based on the collection of loan-level data remains an essential tool in the management of our portfolio.

We have fully deployed all of the proceeds raised in our October 2010 initial public offering. At the same time, we have also increased our leverage relative to September 30, 2010. We believe that the opportunities in both the Agency and non-Agency RMBS markets continue to be both attractive and plentiful, as demonstrated by our quick capital deployment and decision to modestly increase our leverage. In addition, the RMBS financing environment continued to improve over the course of the year, not only with respect to borrowing rates but also with respect to haircuts and terms. The interest rates on our reverse repos are highly correlated with, and often tied to, LIBOR. For the year ended December 31, 2010, one-month LIBOR averaged 0.27% compared to 0.33% for the year ended December 31, 2009.

Early in 2011, Ellington hired a senior investment professional with significant expertise in commercial mortgage loans and CMBS to augment existing resources within Ellington. While we only held $1.9 million of CMBS investments as of December 31, 2010, we have made both additional investments in CMBS and a commercial mortgage loan investment in the first quarter of 2011, and we expect that we will become more active in 2011 in these sectors.

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

LTIP Units: Long term incentive plan units, or “LTIP units,” have been issued to our dedicated officers, independent directors as well as to our Manager. The costs associated with LTIP units are amortized over the relevant vesting period. The vesting period for units issued to independent directors under the Ellington Incentive Plan for Individuals, or “Individual LTIP units,” is one year for the grants awarded on August 17, 2007, October 1, 2009, and October 1, 2010, and nine months for the grants awarded on December 31, 2008. The vesting period for Individual LTIP units issued to officers is one year for the grant awarded on December 15, 2010. Vesting period for units issued to our Manager under the Ellington Incentive Plan for Entities, or the “Manager LTIP units,” occurred over a three year period with one-third of the units vesting at the end of each year. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date. As of December 31, 2010, the Manager LTIPs were fully vested.

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition

The following table summarizes our investment portfolio as of December 31, 2010 and December 31, 2009. For more detailed information about the investments in our portfolio, please refer to Consolidated Condensed Schedules of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2010					December 31, 2009
	Current Principal/ Number of Contracts	Fair Value	Average Price	Cost	Average Cost	Current Principal/ Number of Contracts	Fair Value	Average Price	Cost	Average Cost
Non-Agency RMBS and CMBS, excluding Interest Only and Residual Securities:	$482,838,475	$334,908,926	$69.36	$321,067,655	$66.50	$345,186,599	$198,361,316	$57.46	$205,747,380	$59.60

Agency RMBS, excluding TBAs:
Floating	76,791,216	81,092,895	105.60	80,166,989	104.40	194,294,206	203,760,253	104.87	197,937,966	101.88
Fixed	746,954,061	769,894,618	103.07	773,976,214	103.62	283,824,017	294,198,019	103.66	293,678,258	103.47

Total Agency RMBS, excluding TBAs	823,745,277	850,987,513	103.31	854,143,203	103.69	478,118,223	497,958,272	104.15	491,616,224	102.82

Total Non-Agency and Agency MBS, excluding Interest Only and Residual Securities and TBAs	$1,306,583,752	$1,185,896,439	$90.76	$1,175,210,858	$89.95	$823,304,822	$696,319,588	$84.58	$697,363,604	$84.70

Non-Agency Interest Only and Residual Securities	n/a	$5,780,515	n/a	$3,102,148	n/a	n/a	$12,002,415	n/a	$8,192,556	n/a
TBAs:
Long	$54,650,000	$54,389,606	$99.52	$54,171,305	$99.12	$41,250,000	$40,345,039	$97.81	$40,773,672	$98.85
Short	(728,500,000)	(749,682,695)	102.91	(750,520,119)	103.02	(493,250,000)	(502,543,554)	101.88	(509,587,384)	103.31

Net TBAs	$(673,850,000)	$(695,293,089)	$103.18	$(696,348,814)	$103.34	$(452,000,000)	$(462,198,515)	$102.26	$(468,813,712)	$103.72

Treasury Securities:
Long Treasury Securities	$—	$—	$—	$—	$—	$7,000,000	$6,734,635	$96.21	$6,981,860	$99.74
Short Treasury Securities	$(27,000,000)	$(25,462,403)	$94.31	$(25,261,493)	$93.56	$—	$—	$—	$—	$—
Repurchase Agreements	$25,683,750	$25,683,750	$100.00	$25,683,750	$100.00	$—	$—	$—	$—	$—
Put Options Purchased (1)	$—	$—	$—	$—	$—	$284	$39,192	$1.38	$580,860	$20.45

Total Net Investments		$496,605,212		$482,386,449			$252,897,315		$244,305,168

(1)	Each contract represents the option to sell the S&P 500 index on a specified date at a specified price with each contract point representing $100.

The following table summarizes our financial derivatives portfolio as of December 31, 2010 and December 31, 2009. For more detailed information about the investments in our portfolio, please refer to Consolidated Condensed Schedules of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2010		December 31, 2009
	Notional Value/ Number of Contracts	Fair Value	Notional Value/ Number of Contracts	Fair Value
Long Mortgage Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$111,717,136	$(14,375,074)	$3,250,000	$(1,878,143)
CDS on Individual RMBS and CMBS	—	—	15,252,372	(10,547,540)

Total Long Mortgage Related Derivatives	111,717,136	(14,375,074)	18,502,372	(12,425,683)

Short Mortgage Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(205,478,674)	92,786,330	(43,482,040)	19,596,453
CDS on Individual RMBS and CMBS	(127,088,962)	102,851,109	(113,743,916)	95,199,131

Total Short Mortgage Related Derivatives	(332,567,636)	195,637,439	(157,225,956)	114,795,584

Net Mortgage Related Derivatives	$(220,850,500)	$181,262,365	$(138,723,584)	$102,369,901

Derivatives on Corporate Securities (Debt and Equity):
CDS on Corporate Bond Indices (Short)	$(19,700,000)	$(185,847)	$(19,542,400)	$(459,941)
CDS on Corporate Bonds (Short)	—	—	(36,325,000)	8,475,895
Other Swaps (Long)	—	—	8,700,000	257,212
Total Return Swaps (3)	—	—	(11,447,595)	(87,798)

Total Derivatives on Corporate Securities (Debt and Equity)	$(19,700,000)	$(185,847)	$(58,614,995)	$8,185,368

Interest Rate Derivatives:
Long Interest Rate Swaps (4)	$15,000,000	$(168,520)	$—	$—
Short Interest Rate Swaps (5)	(143,750,000)	287,046	(11,000,000)	109,332
Short Euro-Dollar Futures (6)	(400)	(890,001)	(1,257)	(1,072,464)

Total Net Interest Rate Derivatives		$(771,475)		$(963,132)

Total Net Derivatives		$180,305,043		$109,592,137

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty
(2)	Short mortgage-related derivatives represent transactions where the Company purchased credit protection from a counterparty
(3)	Notional amount for total return swaps on equity securities represents number of underlying shares multiplied by the market value of the underlying securities at the respective period end.
(4)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(5)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(6)	Notional value represents number of contracts where each contract represents a notional amount of $1,000,000.

As of December 31, 2010, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity reflects total assets of $2.3 billion as compared to $1.5 billion as of December 31, 2009. Total liabilities as of December 31, 2010 were $1.9 billion as compared to $1.2 billion as of December 31, 2009. The increase in both our assets and liabilities was primarily related to growth in our investment holdings, principally our Agency and non-Agency MBS holdings, as well as our trading activity in TBAs. As of December 31, 2010, our non-Agency RMBS and CMBS portfolio was $340.7 million as compared to $210.4 million at December 31, 2009 and our Agency RMBS portfolio was $851.0 million as of December 31, 2010 as compared to $498.0 million as of December 31, 2009. Our increased holdings are related to the closing of our October 2010 initial public offering in which we raised net proceeds of $94.7 million as well as our modest increase in the use of leverage year over year. Our trading activity in TBAs also affects our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In both periods, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity include TBA-related assets (TBAs and receivables for TBAs sold short) and TBA-related liabilities (TBAs sold short and payables for TBAs purchased). Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis. Because we primarily use TBAs to hedge risks associated with our long Agency RMBS (and to a lesser extent to hedge our long non-Agency RMBS), we generally carry a net short TBA position.

As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2009, total assets included $40.3 million of TBAs as well as $510.5 million of receivable for securities sold relating to unsettled TBA sales.

As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2009, total liabilities included $502.5 million of TBAs sold short as well as $41.6 million of payable for securities purchased relating to unsettled TBA purchases.

Our net short TBAs (both long and short positions) increased to $695.3 million as of December 31, 2010, from $462.2 million as of December 31, 2009. The aggregate value of our other Agency RMBS as of December 31, 2010 and December 31, 2009, was $851.0 million and $498.0 million, respectively. As a result, as of December 31, 2010 and December 31, 2009, on a net basis, our net Agency RMBS positions (including TBAs) were long positions of $155.7 million and $35.8 million, respectively. As market conditions change, we continuously re-evaluate our overall net Agency RMBS position.

We generally do not settle our purchases and sales of TBAs. If, for example, we wish to maintain a short position in a particular TBA as a hedge, we may “roll” the short TBA transaction. In a hypothetical roll transaction, we might have previously entered into a contract to sell a specified amount of 30-year FNMA 4.5% TBA pass-throughs to a particular counterparty for a specified settlement date. As this settlement date approaches, because we generally do not intend to settle the sale transaction, but we wish to maintain the short position, we enter into a roll transaction whereby we purchase the same amount of 30-year FNMA 4.5% TBA pass-throughs (but not necessarily from the same counterparty) for the same specified settlement date, and we sell the same amount of 30-year FNMA 4.5% TBA pass-throughs (potentially to yet another counterparty) for a later settlement date. In this way, we have essentially “flattened out” our 30-year FNMA 4.5% TBA pass-through position for the earlier settlement date (i.e., offset the original sale with a corresponding purchase), and established a new short position for the later settlement date, hence maintaining our short position. By rolling our transaction, we maintain our desired short position in 30 year FNMA 4.5% securities without settling the original sale transaction.

In the case where the counterparty from whom we purchase (or to whom we sell) for the earlier settlement date is the same as the counterparty to whom we sell (or from whom we purchase) for the later settlement date, and when these purchases/sales are transacted simultaneously, this pair of simultaneous purchases or sales is often referred to as a “TBA roll” transaction.

In some instances, to avoid taking or making delivery of TBA securities, we will “pair off” an open purchase or sale transaction with an offsetting sale or purchase with the same counterparty. Alternatively, we will “assign” open transactions from counterparties from whom we have purchased to other counterparties to whom we have sold. In either case, no securities are actually delivered, but instead the net difference in trade proceeds of the offsetting transactions is calculated, and a money wire representing such difference is sent to the appropriate party.

We have entered into reverse repos to finance some of our assets. As of December 31, 2010 and December 31, 2009, indebtedness outstanding on our reverse repos was approximately $777.8 million and $560.0 million, respectively. Approximately 80.4% or $625.0 million of our outstanding indebtedness under reverse repos is secured by Agency RMBS with the remaining secured by non-Agency RMBS as of December 31, 2010. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in “—Liquidity and Capital Resources” below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of December 31, 2010, and December 31, 2009, our derivative and TBA counterparties posted an aggregate value of approximately $166.4 million, and $106.5 million, respectively as of each date, of collateral with us. This collateral posted with us is reflected as “Due to Brokers-Margin Accounts” on our consolidated balance sheets.

Shareholders’ Equity

As of December 31, 2010, our shareholders’ equity increased by approximately $103.9 million from December 31, 2009. This increase consisted of net proceeds from the issuance of shares of approximately $94.7 million in our October 2010 initial public offering, net increase in shareholders’ equity resulting from operations for the year ended December 31, 2010 of approximately $40.6 million, a decrease for dividends paid of approximately $33.9 million, an increase for common shares issued in connection with incentive fee payments of approximately $0.5 million and an increase for share-based LTIP awards of approximately $2.0 million.

As of December 31, 2009, our shareholders’ equity increased by approximately $58.7 million from December 31, 2008. This increase consisted of a net increase in shareholders’ equity resulting from operations for the year ended December 31, 2009 of approximately $93.4 million, a decrease for dividends paid of approximately $30.8 million, a decrease for common shares repurchased of $7.3 million, an increase for share-based LTIP awards of approximately $3.6 million, an increase for common shares issued in connection with incentive fee payments of approximately $1.7 million, and a decrease associated with the special distribution paid to our Manager of approximately $1.8 million.

Results of Operations for the Years Ended December 31, 2010, 2009, and 2008

The table below represents the net increase (decrease) in shareholders’ equity resulting from operations for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31,
	2010	2009	2008
Investment income—Interest income	$45,626,940	$51,714,577	$29,914,585
Expenses:
Base management fee	4,909,583	4,246,745	3,721,121
Incentive fee	4,428,488	18,873,654	1,771,026
Interest expense	3,825,946	2,460,653	6,189,887
Other operating expenses	7,675,941	7,782,522	5,407,611

Total expenses	20,839,958	33,363,574	17,089,645

Net investment income	24,786,982	18,351,003	12,824,940

Net realized and unrealized gain (loss) on investments	28,715,122	70,132,112	(84,256,157)
Net realized and unrealized gain (loss) on financial derivatives	(12,931,566)	4,897,898	69,008,572

Net increase (decrease) in shareholders’ equity resulting from operations	$40,570,538	$93,381,013	$(2,422,645)

Net increase (decrease) in shareholders’ equity resulting from operations per share	$3.04	$7.52	$(0.19)

Results of Operations for the Years Ended December 31, 2010 and 2009

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations (“net income”) for the years ended December 31, 2010 and 2009 was $40.6 million and $93.4 million, respectively. The majority of the year-over-year decline was due to a reduction in net appreciation of our investment holdings, principally our non-Agency RMBS. The year-over-year decline was also attributable to net depreciation in the value of our derivatives in 2010 compared to the recognition of net realized gains on derivatives in 2009. These net declines were partially offset by lower total expenses in the year ended December 31, 2010 which included significantly less incentive fee expense relative to 2009. Total return for our common shares after incentive fee was 7.8% for year ended December 31, 2010 as compared to 43.3% for the year ended December 31, 2009. If we were to remove the dilutive effect of our October 2010 initial public offering, our total return for the year ended December 31, 2010 would be 13.4%. Total return on our common shares is calculated based on changes in book value per share, assumes reinvestment of dividends, and excludes shares held by our Manager.

Net Investment Income

Net investment income was $24.8 million for the year ended December 31, 2010 as compared to $18.4 million for the year ended December 31, 2009. Net investment income consists of interest income less total expenses. The year-over-year increase in net investment income resulted from significantly lower incentive fee expense in the current year given the decline in net income excluding incentive fees, year-over-year. Total incentive fee expense for the year ended December 31, 2010 was $4.4 million compared to $18.9 million for the year ended December 31, 2009. While total expenses declined, this was partially offset by a decline in interest income.

Interest Income

Interest income was $45.6 million for the year ended December 31, 2010 as compared to $51.7 million for the year ended December 31, 2009. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The year-over-year decrease in interest income was principally attributable to lower yields on our non-Agency RMBS in the current year, reflecting firmer asset pricing in this sector relative to the period one year ago. This decline was partially offset by higher interest income from the increased amount of Agency RMBS that we held in the current period. On the basis of average cost throughout the year, we held $461.1 million in Agency investments for the year ended December 31, 2010 compared to $349.9 million for the year ended December 31, 2009.

Base Management Fees

Our base management fee increased to $4.9 million for the year ended December 31, 2010 from $4.2 million for the year ended December 31, 2009. The year-over-year increase was the result of our higher capital base resulting from the completion of our October 2010 initial public offering. We pay a base management fee of 1.5% per annum of shareholders’ equity.

Effective July 1, 2009, our Management Agreement was amended to revise the calculation of base management and incentive fees. The base management fees earned by our Manager for the period prior to July 1, 2009, were calculated based on the provisions in our management agreement that were in effect prior to the July 1, 2009 amendment. See Note 5 to our consolidated financial statements for a description of the changes to our management agreement.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $508.8 million and $368.2 million for the years ended December 31, 2010 and 2009, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $3.8 million for the year ended December 31, 2010 as compared to $2.5 million for the year ended December 31, 2009. Our total weighted average borrowing costs under our reverse repos was 0.70% for the year ended December 31, 2010 as compared to 0.61% for the year ended December 31, 2009. The increase in interest expense is mainly related to the increase in amounts borrowed while the increase in our overall borrowing rate was the result of an increase in the portion of our borrowings related to our non-Agency holdings. However, year-over-year, borrowing rates for agency and non-Agency reverse repos declined. For the year ended December 31, 2010, 76.4% of our average borrowings were related to our Agency holdings and 23.6% were related to our non-Agency holdings. For the comparable 2009 period, 91.5% of our average borrowings were related to our Agency holdings while 8.5% were related to our non-Agency holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the years ended December 31, 2010 and 2009.

Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2010	$388,776,047	$1,228,645	0.32%	0.27%	0.52%
For the Year Ended December 31, 2009	$336,801,078	$1,624,807	0.48%	0.33%	1.11%

Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2010	$120,062,521	$2,320,954	1.93%	0.27%	0.52%
For the Year Ended December 31, 2009	$31,375,208	$638,993	2.04%	0.33%	1.11%

Agency and Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2010	$508,838,568	$3,549,599	0.70%	0.27%	0.52%
For the Year Ended December 31, 2009	$368,176,286	$2,263,800	0.61%	0.33%	1.11%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Total incentive fees earned for the year ended December 31, 2010 were $4.4 million as compared to $18.9 million for the year ended December 31, 2009. For each of the years ended December 31, 2010 and 2009, the return hurdle (after taking into account any relevant loss carryforward) was exceeded and as a result, we incurred incentive fee expense. The return hurdle for each calculation period was based on a 9% annual rate.

Effective July 1, 2009, our Management Agreement was amended to revise the calculation of base management and incentive fees. The incentive fees earned by our Manager for the period prior to July 1, 2009, were calculated based on the provisions in our management agreement that were in effect prior to the July 1, 2009 amendment. See Note 5 to our consolidated financial statements for a description of the changes to our management agreement.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated personnel, share-based LTIP expenses, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. On a year-over-year basis, our other operating expenses were essentially flat, although certain of the components fluctuated over the year. Share-based LTIP expense for the year ended December 31, 2010 was $2.0 million as compared to $3.6 million for the year ended December 31, 2009. The decline in share-based LTIP expense is primarily related to the August 17, 2010 final vesting of the LTIPs held by our Manager, which had been awarded in August 2007. This decline was partially offset, however, by an increase in compensation expense and insurance expense. We began incurring compensation expense in the fourth quarter of 2009 related to certain dedicated personnel, including our dedicated Chief Financial Officer and controller. During the fourth quarter of 2009, we also increased our insurance coverage, both in size and type of coverage.

Net Realized and Unrealized Gains and Losses on Investments and Financial Derivatives

During the year ended December 31, 2010, we had net realized and unrealized gains on investments of $28.7 million as compared to $70.1 million for the year ended December 31, 2009. Net realized and unrealized gains on investments of $28.7 million for the year ended December 31, 2010 resulted principally from realized and unrealized gains on our non-Agency as well as Agency RMBS partially offset by realized and unrealized losses on TBAs. Throughout 2010, our TBAs were held on a net short basis. Net gains on our Agency and non-Agency RMBS and CMBS were $50.4 million while net losses on our TBAs were $21.6 million. Of the total net realized and unrealized gains of $28.7 million for the year ended December 31, 2010, we realized net gains of $23.1 million and recognized net unrealized gains of $5.6 million. Net realized and unrealized gains on investments of $70.1 million for the year ended December 31, 2009 resulted principally from net unrealized gains on our non-Agency RMBS, and also included a $5.3 million gain recognized on the sale of a claim against Lehman Brothers Special Financing, Inc. See Note 10 to the consolidated financial statements for the circumstances surrounding the establishment and ultimate sale of this claim asset. Of the total net realized and unrealized gains of $70.1 million for the year ended December 31, 2009, we realized net losses of $18.3 million and recognized net unrealized gains of $88.4 million.

During the year ended December 31, 2010, we had net realized and unrealized losses on our financial derivatives of $12.9 million as compared to net realized and unrealized gains of $4.9 million for the year ended December 31, 2009. Net realized and unrealized losses on our financial derivatives for the year ended December 31, 2010 resulted in part from net realized and unrealized losses on our interest rate swaps and Euro-Dollar futures, each used to manage our interest rate risk and each impacted by the decline in interest rates that occurred throughout most of the year. Net realized and unrealized losses on our interest rate swaps and Euro-Dollar futures were $5.0 million. We also had net realized and unrealized losses on our corporate and single name ABS CDS in the amount of $11.4 million; we exited most of our corporate CDS during the year. Partially offsetting these losses were net realized and unrealized gains on our CDS on ABS indices in the amount of $4.5 million. Of the total net realized and unrealized losses of $12.9 million for the year ended December 31, 2010, we realized net gains of $2.1 million and recognized net unrealized losses of $15.0 million. Net realized and unrealized gains on our financial derivatives for the year ended December 31, 2009 resulted principally from our CDS on ABS indices and single name ABS partially offset by losses on our CDS on corporate bonds, interest rate swaps, Euro-Dollar futures and total return swaps. Of the total net realized and unrealized gains of $4.9 million for the year ended December 31, 2009, we realized net gains of $6.1 million and recognized net unrealized losses of $1.2 million.

Results of Operations for the Years Ended December 31, 2009 and 2008

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our shareholders’ equity increased by $93.4 million from operations during the year ended December 31, 2009. The majority of the net increase in 2009 was due to net appreciation on our RMBS. Total return for our common shares was 43.26% for the year ended December 31, 2009 as compared to (0.41)% for the year ended December 31, 2008. Total return on our common shares is calculated based on changes in book value per share, assumes reinvestment of dividends, and excludes shares held by our Manager. If we exclude the effect of our share repurchases which took place during the year ended December 31, 2009, our total return for that period based on change in book value per share and assuming reinvestment of dividends was 40.33%.

Net Investment Income

Net investment income was $18.4 million for the year ended December 31, 2009 as compared to $12.8 million for the year ended December 31, 2008. Net investment income consists of interest income less total expenses. The year over year increase in net investment income resulted from growth in interest income over the two periods offset by total expenses. The largest component of the increased expenses in the year ended December 31, 2009 was incentive fees earned by our Manager. See “—Incentive Fees” below for further discussion regarding the incentive fees earned by our Manager.

Interest Income

Interest income was $51.7 million for the year ended December 31, 2009 as compared to $29.9 million for the year ended December 31, 2008. Interest income includes coupon payments received and accrued on our holdings as well as the net accretion and amortization of purchased discounts and premiums on those holdings. The year over year increase in interest income was principally attributable to an increase in our average investment holdings over the stated periods. For this purpose, we define our average investment holdings as the average of our beginning and ending total investments at cost (excluding TBAs, which are unsettled positions) for each quarter included in the relevant period. On this basis, for the year ended December 31, 2009, the average investment holdings were $575.1 million as compared to average investment holdings for the year ended December 31, 2008 of $360.0 million, representing an increase of $215.1 million. The increase in average investment holdings was principally related to increased investments in Agency whole pool pass-through certificates during the year ended December 31, 2009.

Base Management Fees

Our base management fee increased to $4.2 million for the year ended December 31, 2009 from $3.7 million for the year ended December 31, 2008. The year-over-year increase was the result of the larger base of net assets during the year ended December 31, 2009 as compared to the year ended December 31, 2008. We pay a base management fee of 1.5% per annum of shareholders’ equity.

Effective July 1, 2009, our Management Agreement was amended to revise the calculation of base management and incentive fees. The base management fees earned by our Manager for the period prior to July 1, 2009, were calculated based on the provisions in our management agreement that were in effect prior to the July 1, 2009 amendment. See Note 5 to our consolidated financial statements for a description of the changes to our management agreement.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $368.2 million and $165.6 million for the years ended December 31, 2009 and 2008, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $2.5 million for the year ended December 31, 2009 as compared to $6.2 million for the year ended December 31, 2008. Our total weighted average borrowing costs under our reverse reports was 0.61% for the year ended December 31, 2009 as compare to 2.63% for the year ended December 31, 2008, and this decline was the principal reason for the decline in total interest expense year-over-year. In addition, during the year ended December 31, 2009, we also experienced a decrease in the interest payable by us on our counterparties’ cash collateral held by us resulting from a decrease in average collateral balances held by us and the rates payable by us on those balances.

The table below shows our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the years ended December 31, 2009 and December 31, 2008.

Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2009	$336,801,078	$1,624,807	0.48%	0.33%	1.11%
For the Year Ended December 31, 2008	$142,067,917	$3,505,541	2.47%	2.68%	3.06%

Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2009	$31,375,208	$638,993	2.04%	0.33%	1.11%
For the Year Ended December 31, 2008	$23,548,166	$858,144	3.64%	2.68%	3.06%

Agency and Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2009	$368,176,286	$2,263,800	0.61%	0.33%	1.11%
For the Year Ended December 31, 2008	$165,616,083	$4,363,685	2.63%	2.68%	3.06%

Incentive Fees

Our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. During each of the years ended December 31, 2009 and 2008, our performance exceeded the return hurdle for one or more of the relevant quarterly calculation periods, and therefore our Manager earned incentive fees. For each of the quarterly calculation periods included in the years ended December 31, 2009 and 2008, the return hurdle was based on a 9% annual rate. Total incentive fee earned for the years ended December 31, 2009 and 2008, were $18.9 million and $1.8 million, respectively.

Effective July 1, 2009, our Management Agreement was amended. The incentive fees earned by our Manager for the period prior to July 1, 2009, were calculated based on the provisions in our management agreement that were in effect prior to the July 1, 2009 amendment. See Note 5 to the consolidated financial statements for a description of the changes to our management agreement.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated personnel, share-based LTIP expenses, insurance expense and various other operating expenses necessary to conduct our business. Other operating expenses exclude interest expense. Our other operating expenses were $7.8 million for the year ended December 31, 2009 as compared to $5.4 million for the year ended December 31, 2008. The year-over-year increase was mainly due to share-based LTIP expenses based on growth in book value per share. The year-over-year increase was also attributable to costs associated with our dedicated personnel hired in 2009 that we did not have in 2008, and increase professional costs.

Net Realized and Unrealized Gains and Losses on Investments and Financial Derivatives

During the year ended December 31, 2009, we had net realized and unrealized gains on investments of $70.1 million as compared to net realized and unrealized losses on investments of $(84.3) million for the year ended December 31, 2008. This increase of $154.4 million is principally attributable to a net increase in the value of investments, primarily our non-Agency RMBS, for the year ended December 31, 2009 as compared to the year ended December 31, 2008 when the net value of our non-Agency RMBS declined. Our net realized gains on investments during the year ended December 31, 2009 includes proceeds, in the amount of approximately $5.3 million, of the nonrecourse sale of a claim against Lehman Brothers Special Financing, Inc., or LBSF, a wholly-owned subsidiary of Lehman Brothers Holdings Inc. (“Lehman”). In September 2008, Lehman filed with the United States Bankruptcy Court in the Southern District of New York for protection under Chapter 11 of the United States Bankruptcy Code. At that time, we were a party to a number of interest rate swap and credit default swap contracts with LBSF and the Chapter 11 filing by Lehman constituted an event of default under the ISDA Master Agreement between us and LBSF. See Note 10 to our consolidated financial statements for a full description of the events leading up to the sale of this claim in 2009.

During the year ended December 31, 2009, we had net realized and unrealized gains on our financial derivatives of $4.9 million as compared to net realized and unrealized gains on financial derivatives of $69.0 million for the year ended December 31, 2008. The decline of $64.1 million is principally attributable to our swaps, where for the year ended December 31, 2008, we realized substantially more gains relative to 2009. Net realized gains on our swaps for the year ended December 31, 2009, was $6.8 million as compared to $63.6 million for the year ended December 31, 2008.

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

The following summarizes our reverse repos:

	Reverse Repurchase Agreements
	Average Borrowed Funds During Year	Borrowed Funds Outstanding at End of Year
December 31, 2010	$508,838,568	$777,760,260
December 31, 2009	$368,176,286	$559,978,100

The difference between the average amounts borrowed during the years ended December 31, 2010 and 2009, and the respective amounts outstanding at the end of each period reflect our increased investment holdings as well as our increased use of leverage to acquire investments in Agency and non-Agency RMBS.

We expect to continue to borrow funds in the form of reverse repos as well as other types of financing. As of December 31, 2010 and December 31, 2009, we had $777.8 million and $560.0 million, respectively of borrowings outstanding under our reverse repos. As of December 31, 2010, the remaining terms on our reverse repos ranged from 13 to 178 days, with an average remaining term of 52 days. As of December 31, 2009, the remaining terms on our reverse repos ranged from 4 to 236 days, with an average remaining term of 39 days. Our borrowings were with seven counterparties as of December 31, 2010 and were with six counterparties as of December 31, 2009. At December 31, 2010 and 2009, we did not have an amount at risk under our reverse repos with a single counterparty greater than 10% of our shareholders’ equity. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of December 31, 2010 and 2009, our reverse repos had a weighted average borrowing rate of 0.65% and 0.58%, respectively. As of December 31, 2010, our reverse repos had interest rates ranging from 0.27% to 2.60%. As of December 31, 2009, our reverse repos had interest rates ranging from (0.01)% to 2.75%. The negative borrowing rate relates to a single reverse repo involving a U.S. Treasury holding. As of December 31, 2009, market demand for this U.S. Treasury security was such that the lender was willing to pay interest to us in order to access the security as collateral under the reverse repo arrangement. RMBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $886.4 million and $627.4 million as of December 31, 2010 and December 31, 2009, respectively. The interest rates of the reverse repos are generally indexed to the one-month LIBOR rate and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Typically we have financed our holdings of Agency RMBS, however, as of December 31, 2010, we held unencumbered Agency RMBS in the amount of $113.5 million.

Prior to our initial public offering, we repurchased some of our own common shares in privately negotiated unsolicited transactions. To date, these share repurchases have occurred at prices which represented a material discount to our book value per common share at the time of repurchase. As a result, the share repurchases were each accretive to our book value and, in our Manager’s opinion, the effective expected return on the capital used to repurchase the shares was attractive compared to alternative opportunities available in the market at those times. However, we currently do not have a systematic plan to buy back our common shares.

We held cash and cash equivalents of approximately $35.8 million and $102.9 million as of December 31, 2010 and December 31, 2009, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the year ended December 31, 2010, we paid total dividends in the amount of $33.9 million. In February 2011, our Board of Directors approved a dividend related to the fourth quarter of 2010 in the amount of $1.31 per share, or approximately $22.1 million. This dividend is payable on March 15, 2011 to shareholders of record as of March 1, 2011. During the year ended December 31, 2009, we paid total dividends in the amount of $30.8 million. No dividends were paid in the year ended December 31, 2008.

For the year ended December 31, 2010, our operating activities used net cash in the amount of $347.5 million, while our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $217.8 million. We also received net cash proceeds from issuance of shares of $98.3 million. Thus our operating activities, when combined with our reverse repo financing and share issuance activities, used net cash of $31.4 million for the year ended December 31, 2010. In addition to this $31.4 million, our dividends paid used cash of $33.9 million, and offering costs paid used cash of $1.7 million, thereby in aggregate reducing our cash holdings by $67.1 million to $35.8 as of December 31, 2010 from $102.9 as of December 31, 2009. For the year ended December 31, 2009, our operating activities used net cash of $216.5 million, but our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $299.4 million. Thus our operating activities, when combined with our reverse repo financing activities, provided net cash of $82.9 million for the year ended December 31, 2009. Of this $82.9 million, we used $30.8 million to pay dividends, $7.3 million to repurchase our shares and $3.3 million for other non-operating-activity-related uses, with the remaining $41.5 million serving to increase our cash holdings from $61.4 million as of December 31, 2008 to $102.9 million as of December 31, 2009.

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

As of December 31, 2010, we had an aggregate amount at risk under our reverse repos with seven counterparties of approximately $114.1 million and as of December 31, 2009, we had an aggregate amount at risk under our reverse repos with six counterparties of approximately $74.5 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk as of December 31, 2010 and December 31, 2009 do not include approximately $2.4 million and $2.0 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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

As of December 31, 2010, we had an aggregate amount at risk under our derivative contracts with eight counterparties of approximately $18.7 million. As of December 31, 2009, we had an aggregate amount at risk under our derivatives contracts with six counterparties of approximately $10.5 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with Dealers Held as Collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at December 31, 2010 and December 31, 2009 collateral posted by the Company and held by a third party custodian in the amount of approximately $9.0 million and $11.3 million, respectively.

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

As of December 31, 2010, in connection with our TBAs, we had an aggregate amount at risk with four counterparties in the aggregate amount of approximately $6.9 million. As of December 31, 2009, in connection with our TBAs, we had an aggregate amount at risk with six counterparties in the aggregate amount of approximately $6.6 million. Amounts at risk in connection with our TBAs represent the aggregate excess, if any, for each counterparty of the net fair value of our TBAs plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the TBAs plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

Off-Balance Sheet Arrangements

As of December 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk at December 31, 2010 and 2009 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Credit Risk

We are subject to credit risk in connection with our assets, especially our non-Agency MBS. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk. Market conditions since August 2007 have demonstrated substantial increase in both of these risks which has had a negative impact on the value of non-Agency RMBS. The second half of 2009 and all of 2010 experienced some perceived stabilization in default risk and severity risk which has led to an increase in values of certain non-Agency RMBS. However, default rates have increased slightly since reaching multi-month low levels in April 2010, and should negative performance trends resume (including because the Home Affordable Modification Programs, or “HAMP,” is not successful in curtailing the number of foreclosures, foreclosure suspensions result in higher costs, or for any other reason), some or all of the increase in value of these non-Agency RMBS may be reversed. On the other hand, to the extent that mortgage servicers increase their use of modifications involving principal forgiveness—which we believe are the modifications that have the greatest likelihood of success for delinquent mortgages—we believe that positive performance trends could continue.

Default Risk

Default risk is the risk that borrowers will fail to make principal and interest payments on their mortgage loans. We may attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps on individual RMBS or RMBS indices, whereby we would receive payments upon the occurrence of a credit event on the underlying reference asset or assets. We also rely on third-party mortgage servicers to mitigate our default risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan default rates. Default risk in the RMBS market, as measured by the amount of mortgage loans that are sixty days or greater delinquent, has stabilized as compared to 2009, but still remains at elevated levels.

Severity Risk

Severity risk is the risk of loss upon a borrower default on a mortgage loan underlying our RMBS. Severity risk includes the risk of loss of value of the property underlying the mortgage loan as well as the risk of loss associated with taking over the property, including foreclosure costs. We rely on third-party mortgage servicers to mitigate our severity risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan loss severities. Such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default. Severity risk increased consistently throughout the first half of 2009 due to, among other things, increased servicing costs, delays in loan foreclosure, continuing home price declines and lack of incentive for mortgage servicers to minimize costs. Loss severities stabilized in the second half of 2009 and throughout 2010. This stabilization, however, could prove to be temporary if the pace of property liquidations increases in the coming months, or should foreclosure moratoria lead to increased costs and substantial delays, or should the servicer be unable to take foreclosure and liquidation actions on delinquent mortgages, thereby delaying the ultimate pass through of cash to securitization trusts. Conversely, such stabilization may prove more permanent to the extent that mortgage servicers increase their use of modifications involving principal forgiveness. In order to stem heightened foreclosure activity, the government has taken steps to encourage principal forgiveness on defaulted mortgage loans. These steps may ultimately alleviate risk of foreclosure, but their success relies on effective implementation by mortgage loan servicers.

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio. We attempt to take these effects into account in making asset management decisions with respect to our assets. Additionally, increases in prepayment rates may cause us to experience losses on our IOs and IIOs, as those securities are extremely sensitive to prepayment rates. Prepayment risk was at elevated levels throughout the second half of 2008 and the first half of 2009. In the current low interest rate environment, one might typically expect an increase in prepayment levels/speeds; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of increase in prepayments is not what one would typically expect. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Legislation directed at high loan-to-value borrowers increased prepayments over several classes of mortgage loans in the second half of 2009; however, these prepayments subsequently leveled off and we believe heightened prepayment levels are unlikely to resume as many borrowers who are eligible to refinance have already done so. A return of principal similar to an increase in prepayment rates has occurred with respect to our Agency RMBS guaranteed by Fannie Mae and Freddie Mac as a result of the repurchase by them of delinquent mortgage loans from the mortgage pools backing such Agency RMBS.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with certain of our assets and liabilities. For some securities in our portfolio, the coupon yields on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates, or certain deep discount floating rate RMBS, which benefit from rising interest rates. We selectively hedge our interest rate risk by entering into interest rate swaps, TBAs, Euro-Dollar futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from certain non-Agency MBS positions.

The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2010, assuming a static portfolio and immediate shifts in interest rates from current levels as indicated below.

	Estimated Change in Fair Value for a Decrease in Interest Rates by		Estimated Change in Fair Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$2,473,572	$4,327,209	$(3,093,506)	$(6,806,945)
Non-Agency RMBS and CMBS	3,959,130	7,924,513	(3,952,881)	(7,899,514)
U.S. Treasury Securities, Interest Rate Swaps and Futures	(5,143,153)	(10,458,633)	4,970,828	9,769,330

Total	$1,289,549	$1,793,089	$(2,075,559)	$(4,937,129)

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

The above analysis utilizes assumptions and estimates based on management’s judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2010 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “Special Note Regarding Forward-Looking Statements.”

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ellington Financial LLC

In our opinion, the accompanying consolidated statement of assets, liabilities, and shareholders’ equity, including the consolidated condensed schedule of investments, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ellington Financial LLC at December 31, 2010 and December 31, 2009, and the results of its operations, the changes in its shareholders’ equity and its cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Manager. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Manager, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 16, 2011

Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2010	December 31, 2009
	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$35,790,818	$102,863,164

Investments, financial derivatives and repurchase agreements:
Investments at value (Cost—$1,232,484,311 and $753,892,552)	1,246,066,560	755,440,869
Financial derivatives—assets (Cost—$208,958,359 and $113,567,635)	201,335,372	123,638,023
Repurchase agreements (Cost—$25,683,750 and $0)	25,683,750	—

Total investments, financial derivatives and repurchase agreements	1,473,085,682	879,078,892

Deposits with dealers held as collateral	20,394,065	23,071,006
Receivable for securities sold	799,142,581	513,821,219
Interest and principal receivable	5,909,317	9,297,899
Deferred offering costs	—	2,533,272

Total Assets	$2,334,322,463	$1,530,665,452

LIABILITIES
Investments and financial derivatives:
Investments sold short at value (Proceeds—$775,781,612 and $509,587,384)	$775,145,098	$502,543,554
Financial derivatives—liabilities (Proceeds—$17,718,129 and $8,043,963)	21,030,329	14,045,886

Total investments and financial derivatives	796,175,427	516,589,440

Reverse repurchase agreements	777,760,260	559,978,100
Due to brokers—margin accounts	166,409,207	106,483,358
Payable for securities purchased	184,012,894	41,645,394
Accounts payable and accrued expenses	2,485,263	2,015,547
Accrued base management fee	1,524,818	1,137,018
Accrued incentive fees	1,421,500	2,274,530
Interest and dividends payable	861,382	748,052

Total Liabilities	1,930,650,751	1,230,871,439

SHAREHOLDERS’ EQUITY	403,671,712	299,794,013

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,334,322,463	$1,530,665,452

ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(16,498,342 and 11,972,113 shares issued and outstanding)	$394,918,033	$292,946,604
Additional paid-in capital—LTIP units	8,753,679	6,847,409

Total Shareholders’ Equity	$403,671,712	$299,794,013

PER SHARE INFORMATION:
Common shares, no par value	$24.47	$25.04

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Long Investments (308.68%) (a) (b) (n)

Mortgage-Backed Securities (308.68%)

Agency Securities (224.28%)

Fixed Rate Agency Securities (204.19%)

Principal and Interest—Fixed Rate Agency Securities (190.72%)
$93,295,863	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	$92,661,743
75,287,233	Government National Mortgage Association Pool	5.00%	4/40	80,769,084
41,442,106	Federal National Mortgage Association Pool	5.00%	8/40	43,659,906
31,028,699	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	30,805,680
29,866,978	Federal Home Loan Mortgage Corporation Pool	4.50%	9/40	30,664,986
27,828,661	Federal National Mortgage Association Pool	4.50%	11/40	28,596,123
25,015,628	Government National Mortgage Association Pool	4.50%	5/40	26,108,107
24,330,982	Federal Home Loan Mortgage Corporation Pool	5.00%	8/40	25,551,333
20,673,398	Federal National Mortgage Association Pool	5.00%	11/40	21,782,978
20,370,123	Federal National Mortgage Association Pool	3.50%	11/40	19,453,468
17,517,469	Federal Home Loan Mortgage Corporation Pool	5.00%	9/40	18,396,079
17,826,955	Federal Home Loan Mortgage Corporation Pool	4.50%	11/40	18,297,698
16,317,610	Federal National Mortgage Association Pool	5.00%	10/40	17,234,201
16,073,130	Federal National Mortgage Association Pool	4.50%	12/40	16,526,442
15,061,281	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	14,957,734
14,673,788	Federal National Mortgage Association Pool	4.00%	11/40	14,601,566
14,052,718	Federal National Mortgage Association Pool	4.00%	12/40	14,007,706
14,085,775	Federal National Mortgage Association Pool	3.50%	1/41	13,451,365
11,888,330	Federal National Mortgage Association Pool	4.50%	9/40	12,208,758

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Principal and Interest—Fixed Rate Agency Securities (190.72%) (continued)
$11,073,845	Government National Mortgage Association Pool	5.00%	6/40	$11,859,396
11,018,284	Federal National Mortgage Association Pool	4.50%	7/25	11,573,502
9,886,839	Government National Mortgage Association Pool	5.00%	7/40	10,523,305
9,534,263	Federal National Mortgage Association Pool	5.50%	10/39	10,238,159
9,622,371	Federal National Mortgage Association Pool	4.50%	8/25	10,110,256
9,696,958	Federal Home Loan Mortgage Corporation Pool	4.50%	11/40	9,953,019
9,185,172	Government National Mortgage Association Pool	5.00%	4/40	9,836,745
8,436,119	Federal Home Loan Mortgage Corporation Pool	4.50%	10/40	8,648,340
7,945,384	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	8,632,535
8,224,296	Federal Home Loan Mortgage Corporation Pool	5.00%	8/40	8,636,796
7,307,028	Federal National Mortgage Association Pool	5.00%	7/40	7,690,077
7,188,742	Government National Mortgage Association Pool	5.00%	8/40	7,698,694
7,203,182	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	7,166,041
6,726,472	Federal National Mortgage Association Pool	5.00%	8/40	7,087,494
6,193,991	Government National Mortgage Association Pool	5.00%	7/40	6,592,729
5,820,187	Federal National Mortgage Association Pool	6.00%	12/38	6,326,725
6,262,042	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	6,218,991
6,095,615	Federal National Mortgage Association Pool	4.00%	11/40	6,063,708
6,097,159	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	6,065,721
5,703,267	Federal National Mortgage Association Pool	4.50%	8/25	5,988,876
5,433,049	Federal National Mortgage Association Pool	5.00%	11/40	5,722,953

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Principal and Interest—Fixed Rate Agency Securities (190.72%) (continued)
$5,093,029	Federal National Mortgage Association Pool	4.50%	8/25	$5,348,078
5,082,202	Federal National Mortgage Association Pool	4.50%	12/40	5,222,360
4,812,155	Federal National Mortgage Association Pool	4.50%	11/40	4,944,865
4,377,082	Federal National Mortgage Association Pool	5.50%	11/39	4,689,291
4,636,881	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,605,002
4,394,322	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	4,371,664
4,003,459	Government National Mortgage Association Pool	5.00%	7/40	4,261,182
3,611,892	Federal National Mortgage Association Pool	4.50%	12/40	3,711,501
3,217,875	Federal Home Loan Mortgage Corporation Pool	5.00%	9/40	3,383,294
3,355,673	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	3,338,370
2,931,882	Federal National Mortgage Association Pool	4.50%	9/25	3,074,124
2,779,368	Federal Home Loan Mortgage Corporation Pool	4.00%	8/40	2,765,037
2,157,241	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	2,146,118
5,210,008	Other Federal National Mortgage Association Pools	6.00%	9/39 - 2/40	5,664,713

				769,894,618

TBA—Fixed Rate Agency Securities (13.47%) (c)
25,000,000	Government National Mortgage Association (30 Year)	4.00%	1/11	25,152,344
25,000,000	Federal National Mortgage Association (30 Year)	4.00%	2/11	24,796,875
4,650,000	Federal National Mortgage Association (30 Year)	3.50%	1/11	4,440,387

				54,389,606

Total Fixed Rate Agency Securities (Cost $828,147,519)				824,284,224

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Floating Rate Agency Securities (20.09%)

Principal and Interest—Floating Rate Agency Securities (20.09%)
$15,366,349	Federal National Mortgage Association Pool	5.84%	12/36	$16,265,797
12,274,343	Federal National Mortgage Association Pool	5.68%	1/38	13,025,532
11,853,952	Federal National Mortgage Association Pool	5.10%	5/38	12,475,639
10,983,637	Federal National Mortgage Association Pool	5.22%	12/35	11,567,895
8,928,303	Federal National Mortgage Association Pool	5.76%	10/36	9,392,064
8,641,078	Federal National Mortgage Association Pool	5.22%	2/38	9,127,052
4,123,128	Federal National Mortgage Association Pool	5.69%	4/36	4,379,549
3,012,020	Federal National Mortgage Association Pool	5.50%	9/37	3,172,898
1,608,406	Federal National Mortgage Association Pool	6.06%	1/38	1,686,469

Total Floating Rate Agency Securities (Cost $80,166,989)				81,092,895

Total Agency Securities (Cost $908,314,508)				905,377,119

Private Label Securities (84.40%)

Principal and Interest—Private Label Securities (82.97%)
482,838,475	Various	0.32% – 53.41%	6/18 – 2/51	334,908,926

Total Principal and Interest—Private Label Securities (Cost $321,067,655)				334,908,926

Interest Only—Private Label Securities (1.43%)
127,239,018	Various	0.50% – 5.24%	4/35 – 9/47	5,780,515

Total Interest Only—Private Label Securities (Cost $2,490,766)				5,780,515

Residual Certificates—Private Label Securities (0.00%)
225,639,768	Various	—	6/37	—

Total Residual Certificates—Private Label Securities (Cost $611,382)				—

Total Private Label Securities (Cost $324,169,803)				340,689,441

Total Mortgage-Backed Securities (Cost $1,232,484,311)				1,246,066,560

Total Long Investments (Cost $1,232,484,311)				$1,246,066,560

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Repurchase Agreements (6.36%) (d)
$25,683,750	Credit Suisse First Boston Collateralized by Par Value $27,000,000 U.S. Treasury Note, Coupon 2.63%, Maturity Date 11/20	0.00%	1/11	$25,683,750
Total Repurchase Agreements (Cost $25,683,750)				$25,683,750

Investments Sold Short (-192.02%)

TBA—Fixed Rate Agency Securities Sold Short (-185.71%) (c) (e)
$(136,500,000)	Federal National Mortgage Association (30 Year)	4.50%	1/11	$(140,093,789)
(113,000,000)	Government National Mortgage Association (30 Year)	5.00%	1/11	(120,168,438)
(114,500,000)	Federal National Mortgage Association (30 Year)	4.00%	1/11	(113,900,664)
(62,000,000)	Federal National Mortgage Association (30 Year)	5.00%	1/11	(65,172,656)
(63,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	1/11	(62,547,188)
(40,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	2/11	(39,593,750)
(35,000,000)	Federal National Mortgage Association (15 Year)	4.50%	1/11	(36,698,047)
(33,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/11	(34,613,906)
(30,000,000)	Government National Mortgage Association (30 Year)	5.00%	2/11	(31,842,188)
(27,500,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	1/11	(28,174,609)
(24,500,000)	Government National Mortgage Association (30 Year)	4.50%	1/11	(25,432,148)
(25,000,000)	Government National Mortgage Association (30 Year)	4.00%	1/11	(25,171,875)
(16,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	1/11	(17,052,500)
(7,500,000)	Federal National Mortgage Association (30 Year)	6.00%	1/11	(8,152,734)
(1,000,000)	Federal National Mortgage Association (30 Year)	5.50%	2/11	(1,068,203)

Total TBA—Fixed Rate Agency Securities Sold Short (Proceeds -$750,520,119)				(749,682,695)

U.S. Treasury Securities Sold Short (-6.31%)
(27,000,000)	U.S. Treasury Note	2.63%	11/20	(25,462,403)

Total U.S. Treasury Securities Sold Short (Proceeds -$25,261,493)				(25,462,403)

Total Investments Sold Short (Proceeds -$775,781,612)				$(775,145,098)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

	Primary Risk Exposure	Notional or Number of Contracts	Range of Expiration Dates	Value
				Expressed in U.S. Dollars
Financial Derivatives—Assets (49.88%)

Swaps (49.88%) (f)

Long Swaps:
Credit Default Swaps on Asset Backed Indices (Cost $4,032,984) (g)	Credit	$74,128,336	6/36 – 7/36	$3,566,639
Interest Rate Swaps (h)	Interest Rates	5,000,000	12/20	46,757

Short Swaps:
Credit Default Swaps on Asset Backed Securities (i)	Credit	(127,088,962)	6/34 – 12/36	102,851,109
Credit Default Swaps on Asset Backed Indices: (j)	Credit
ABX.HE AAA 2007-1 Index		(108,594,843)	8/37	60,648,862
Other		(92,449,044)	8/37 – 2/51	32,473,731
Interest Rate Swaps (k)	Interest Rates	(60,000,000)	12/15 – 12/20	1,748,274

Total Swaps (Cost $208,958,359)				201,335,372

Total Financial Derivatives—Assets (Cost $208,958,359)				$201,335,372

Financial Derivatives—Liabilities (-5.21%)

Swaps (-4.99%)

Long Swaps:
Credit Default Swaps on Asset Backed Indices (Proceeds -$17,559,397) (g)	Credit	$37,588,800	8/37 – 12/49	$(17,941,713)
Interest Rate Swaps (h)	Interest Rates	10,000,000	11/15 – 11/20	(215,277)

Short Swaps:
Interest Rate Swaps (k)	Interest Rates	(83,750,000)	10/14 – 12/15	(1,461,228)
Credit Default Swaps on Asset Backed Indices (j)	Credit	(4,434,787)	7/36	(336,263)
Credit Default Swaps on Corporate Bond Indices (l)	Credit	(19,700,000)	6/15	(185,847)

Total Swaps (Net Proceeds -$17,718,129)				(20,140,328)

Futures (-0.22%) (m)

Short Futures:
Euro-Dollar contracts	Interest Rates	(400)	3/11 – 9/12	(890,001)

Total Futures				(890,001)

Total Financial Derivatives—Liabilities (Net Proceeds -$17,718,129)				$(21,030,329)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONCLUDED)

(a)	See Note 2 and Note 9 in Notes to Consolidated Financial Statements.
(b)

At December 31, 2010, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 102.88%, 76.12%, and 45.28% of shareholders’ equity, respectively.

(c)

To Be Announced (“TBA”) securities settle on a forward basis. At settlement the purchaser generally receives agency pass-through mortgage certificates with original maturity dates typically between 15 and 30 years.

(d)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(e)

At December 31, 2010, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 90.44%, 45.08%, and 50.19% of shareholders’ equity, respectively.

(f)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	19.22%
Affiliates of Credit Suisse	9.07%

(g)	For long credit default swaps on asset backed indices, the Company sold protection.
(h)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(i)	For short credit default swaps on asset backed securities, the Company purchased protection.
(j)	For short credit default swaps on asset backed indices, the Company purchased protection.
(k)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(l)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(m)	Each contract represents a notional amount of $1,000,000.
(n)

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

Rating Description	Percentage of Shareholders’ Equity
Unrated but Agency-Guaranteed	224.28%
Aaa/AAA/AAA	6.81%
Aa/AA/AA	13.91%
A/A/A	4.46%
Baa/BBB/BBB	6.00%
Ba/BB/BB or below	53.22%
Unrated	0.00%

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

Mortgage-Backed Securities (249.73%)

Agency Securities (179.56%)

Fixed Rate Agency Securities (111.59%)

Principal and Interest—Fixed Rate Agency Securities (98.13%)
34,714,432	Federal Home Loan Mortgage Corporation Pool	5.00%	10/39	35,609,414
31,281,944	Federal National Mortgage Association Pool	5.00%	7/39	32,137,310
24,810,869	Federal National Mortgage Association Pool	5.00%	6/39	25,539,688
24,297,795	Federal National Mortgage Association Pool	4.50%	7/39	24,267,423
21,126,037	Federal National Mortgage Association Pool	6.00%	1/38	22,429,909
16,084,407	Federal National Mortgage Association Pool	4.50%	6/39	16,071,841
14,512,976	Federal Home Loan Mortgage Corporation Pool	6.00%	9/39	15,444,982
14,457,231	Federal National Mortgage Association Pool	5.50%	1/39	15,160,892
12,216,156	Federal Home Loan Mortgage Corporation Pool	6.50%	9/38	13,167,680
11,596,693	Federal National Mortgage Association Pool	5.50%	7/39	12,214,564
10,829,097	Federal National Mortgage Association Pool	6.00%	1/39	11,475,459
10,472,183	Federal National Mortgage Association Pool	5.00%	6/39	10,779,804
10,443,398	Federal National Mortgage Association Pool	4.50%	7/39	10,430,344
9,874,131	Federal National Mortgage Association Pool	5.50%	7/39	10,355,495
8,824,543	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	9,391,255
8,107,716	Federal National Mortgage Association Pool	5.50%	8/39	8,496,633
7,409,648	Federal National Mortgage Association Pool	6.00%	12/38	7,862,331

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

Current Principal/ Notional Amount/ Number of Contracts	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
$5,118,273	Federal Home Loan Mortgage Corporation Pool	5.00%	8/39	$5,253,427
4,396,960	Federal National Mortgage Association Pool	6.00%	1/39	4,663,525
1,690,818	Federal National Mortgage Association Pool	6.00%	9/39	1,793,324
1,558,710	Federal National Mortgage Association Pool	6.00%	11/36	1,652,719

				294,198,019

TBA—Fixed Rate Agency Securities (13.46%) (c)
20,000,000	Federal National Mortgage Association (30 Year)	4.00%	1/10	19,331,250
10,000,000	Federal National Mortgage Association (30 Year)	4.00%	2/10	9,633,594
8,250,000	Federal National Mortgage Association (30 Year)	4.50%	1/10	8,235,820
3,000,000	Government National Mortgage Association (30 Year)	5.50%	1/10	3,144,375

				40,345,039

Total Fixed Rate Agency Securities (Cost $334,451,930)				334,543,058

Floating Rate Agency Securities (67.97%)

Principal and Interest—Floating Rate Agency Securities (67.97%)
24,670,643	Federal Home Loan Mortgage Corporation Pool	6.20%	1/37	26,074,250
22,267,072	Federal Home Loan Mortgage Corporation Pool	5.74%	2/37	23,399,863
19,431,122	Federal National Mortgage Association Pool	5.71%	9/37	20,419,774
19,341,420	Federal National Mortgage Association Pool	4.45%	8/35	20,135,281
17,394,041	Federal National Mortgage Association Pool	5.12%	5/38	18,274,575
16,328,189	Federal National Mortgage Association Pool	5.55%	5/37	16,999,537
15,426,363	Federal National Mortgage Association Pool	5.84%	2/37	16,240,263
10,819,119	Federal Home Loan Mortgage Corporation Pool	5.94%	1/37	11,397,635

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

Current Principal/ Notional Amount/ Number of Contracts	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
$9,936,519	Federal National Mortgage Association Pool	4.73%	7/35	$10,406,531
8,858,659	Federal National Mortgage Association Pool	6.01%	4/37	9,389,551
8,834,947	Federal Home Loan Mortgage Corporation Pool	5.27%	4/37	9,124,360
7,633,178	Federal National Mortgage Association Pool	6.12%	8/36	8,007,600
7,539,919	Federal Home Loan Mortgage Corporation Pool	5.79%	5/37	7,841,399
5,813,015	Federal National Mortgage Association Pool	5.77%	9/37	6,049,634

Total Floating Rate Agency Securities (Cost $197,937,966)				203,760,253

Total Agency Securities (Cost $532,389,896)				538,303,311

Private Label Securities (70.17%)

Principal and Interest—Private Label Securities (66.17%)
345,186,599	Various	0.30% – 111.94%	3/25 – 5/47	198,361,316

Total Principal and Interest—Private Label Securities (Cost $205,747,380)				198,361,316

Interest Only—Private Label Securities (4.00%)
265,467,157	Various	0.50% – 6.51%	4/35 – 9/47	12,002,080

Total Interest Only—Private Label Securities (Cost $7,494,892)				12,002,080

Residual Certificates—Private Label Securities (0.00%)
257,483,379	Various	—	6/37	335

Total Residual Certificates—Private Label Securities (Cost $697,664)				335

Total Private Label Securities (Cost $213,939,936)				210,363,731

Total Mortgage-Backed Securities (Cost $746,329,832)				748,667,042

Options (0.01%) (d)
284	S&P 500 Index Put Options Purchased	—	3/10	39,192

Total Options (Cost $580,860)				39,192

Total Long Investments (Cost $753,892,552)				$755,440,869

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

Current Principal/ Notional Amount/ Number of Contracts	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Investments Sold Short (-167.63%) (e)
TBA—Fixed Rate Agency Securities Sold Short (-167.63%) (c)
$(178,750,000)	Federal National Mortgage Association (30 Year)	4.50%	1/10	$(178,442,773)
(124,000,000)	Federal National Mortgage Association (30 Year)	5.00%	1/10	(127,293,750)
(60,000,000)	Federal National Mortgage Association (30 Year)	5.50%	1/10	(62,831,250)
(40,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/10	(41,018,749)
(36,500,000)	Federal National Mortgage Association (30 Year)	6.00%	1/10	(38,655,782)
(20,000,000)	Federal National Mortgage Association (30 Year)	4.00%	1/10	(19,331,250)
(15,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	6.00%	1/10	(15,907,031)
(10,000,000)	Federal National Mortgage Association (30 Year)	4.00%	2/10	(9,633,594)
(6,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	1/10	(6,285,000)
(3,000,000)	Government National Mortgage Association (30 Year)	5.50%	1/10	(3,144,375)

Total TBA—Fixed Rate Agency Securities Sold Short (Proceeds -$509,587,384)				(502,543,554)

Total Investments Sold Short (Proceeds -$509,587,384)				$(502,543,554)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONTINUED)

	Primary Risk Exposure	Notional or Number of Contracts	Range of Expiration Dates	Value
				Expressed in U.S. Dollars
Financial Derivatives—Assets (41.24%)

Swaps (41.24%) (f)

Long Swaps:
Other Swaps	Credit	$8,700,000	9/13 – 6/14	$257,212

Short Swaps:
Credit Default Swaps on Asset Backed Securities (g)	Credit	(113,743,916)	6/34 – 12/36	95,199,131
Credit Default Swaps on Asset Backed Indices (h)	Credit	(43,482,040)	8/37 – 10/52	19,596,453
Credit Default Swaps on Corporate Bonds (i)	Credit	(36,325,000)	3/13 – 12/14	8,475,895
Interest Rate Swaps (j)	Interest Rates	(11,000,000)	10/14	109,332

Total Swaps (Cost $113,567,635)				123,638,023

Total Financial Derivatives—Assets (Cost $113,567,635)				$123,638,023

Financial Derivatives—Liabilities (-4.69%)

Swaps (-4.33%)

Long Swaps:
Credit Default Swaps on Asset Backed Securities (Proceeds -$6,666,250) (k)	Credit	$15,252,372	5/34 – 9/36	$(10,547,540)
Credit Default Swaps on Asset Backed Indices (Proceeds -$2,063,750) (l)	Credit	3,250,000	8/37	(1,878,143)

Short Swaps:
Total Return Swaps (m)	Equity Market	(11,447,595)	4/10 – 5/10	(87,798)
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(19,542,400)	12/13	(459,941)

Total Swaps (Net Proceeds -$8,043,963)				(12,973,422)

Futures (-0.36%)

Short Futures:
Euro-Dollar contracts (o)	Interest Rates	(1,257)	3/10 - 9/11	(1,072,464)

Total Futures				(1,072,464)

Total Financial Derivatives—Liabilities (Net Proceeds -$8,043,963)				$(14,045,886)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2009 (CONCLUDED)

(a)	See Note 2 and Note 9 in Notes to Consolidated Financial Statements.
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

Rating Description	Percentage of Shareholders’ Equity
U.S. Treasury Securities	2.25%
Unrated but Agency-Guaranteed	179.56%
Aaa/AAA/AAA	10.80%
Aa/AA/AA	12.54%
A/A/A	5.00%
Baa/BBB/BBB	2.66%
Ba/BB/BB or below	39.17%
Unrated	0.01%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$45,626,940	$51,714,577	$29,914,585

EXPENSES
Base management fee	4,909,583	4,246,745	3,721,121
Incentive fee	4,428,488	18,873,654	1,771,026
Share-based LTIP expense	1,986,521	3,625,087	2,389,436
Interest expense	3,825,946	2,460,653	6,189,887
Professional fees	1,951,844	1,988,688	1,524,060
Compensation expense	934,805	389,806	—
Insurance expense	1,114,363	512,750	454,257
Agency and administration fees	743,410	613,838	459,829
Custody and other fees	682,460	433,637	379,868
Directors’ fees and expenses	262,538	218,716	200,161

Total expenses	20,839,958	33,363,574	17,089,645

NET INVESTMENT INCOME (LOSS)	24,786,982	18,351,003	12,824,940

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	23,669,366	(14,813,879)	(5,075,879)
Swaps	5,761,136	6,807,636	63,598,153
Futures	(3,689,050)	(697,906)	—
Purchased options	(580,860)	(3,477,725)	—

	25,160,592	(12,181,874)	58,522,274

Change in net unrealized gain (loss) on:
Investments	5,084,948	88,965,384	(79,180,278)
Swaps	(15,186,115)	(139,368)	5,410,419
Futures	182,463	(1,072,464)	—
Purchased options	541,668	(541,668)	—

	(9,377,036)	87,211,884	(73,769,859)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	15,783,556	75,030,010	(15,247,585)

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$40,570,538	$93,381,013	$(2,422,645)

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$3.04	$7.52	$(0.19)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income (loss)	$24,786,982	$18,351,003	$12,824,940
Net realized gain (loss) on investments and financial derivatives	25,160,592	(12,181,874)	58,522,274
Change in net unrealized gain (loss) on investments and financial derivatives	(9,377,036)	87,211,884	(73,769,859)

Net increase (decrease) in shareholders’ equity resulting from operations	40,570,538	93,381,013	(2,422,645)

CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Net proceeds from the issuance of shares (1)	98,309,925	—	—
Shares issued in connection with incentive fee payment	528,116	1,659,912	177,105
Dividends paid	(33,905,560)	(30,831,616)	—
Shares repurchased	—	(7,331,000)	—
Net offering costs	(3,611,841)	—	1,866
Share-based LTIP awards	1,986,521	3,625,087	2,389,436
Special distribution to Ellington Financial Management LLC	—	(1,787,027)	(895,011)

Net increase (decrease) in shareholders’ equity from shareholder transactions	63,307,161	(34,664,644)	1,673,396

Net increase (decrease) in shareholders’ equity	103,877,699	58,716,369	(749,249)
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	299,794,013	241,077,644	241,826,893

SHAREHOLDERS’ EQUITY, END OF PERIOD	$403,671,712	$299,794,013	$241,077,644

(1)	Proceeds from the issuance of shares is net of placement fees of $2,940,075.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$40,570,538	$93,381,013	$(2,422,645)
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	9,377,036	(87,211,884)	73,769,859
Net realized (gain) loss on investments and financial derivatives	(25,160,592)	12,181,874	(58,522,274)
Amortization of premiums and accretion of discounts (net)	(6,643,023)	(10,904,974)	(2,681,045)
Purchase of investments	(2,738,252,006)	(1,223,509,117)	(530,352,349)
Proceeds from disposition of investments	2,193,660,028	879,820,637	157,235,393
Proceeds from principal payments of investments	111,278,615	103,861,461	58,660,454
Proceeds from investments sold short	814,444,440	509,587,382	40,190,879
Repurchase of investments sold short	(563,797,079)	(50,157,618)	(18,114,484)
Payments made to open financial derivatives	(310,676,886)	(122,125,034)	(318,048,261)
Proceeds received to close financial derivatives	211,160,334	163,161,788	271,459,580
Proceeds received to open financial derivatives	81,753,626	5,802,252	38,725,882
Payments made to close financial derivatives	(65,881,546)	(27,147,400)	(47,644,596)
Shares issued in connection with incentive fee payment	528,116	1,659,912	177,105
Share-based LTIP expense	1,986,521	3,625,087	2,389,436
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	(25,683,750)	4,528,875	(4,528,875)
(Increase) decrease in receivable for securities sold	(285,321,362)	(482,330,168)	(31,491,051)
(Increase) decrease in deposits with dealers held as collateral	2,676,941	(120,998)	(22,749,574)
(Increase) decrease in interest and principal receivable	3,388,582	(1,575,783)	(7,060,018)
(Increase) decrease in prepaid insurance	—	309,022	(39,639)
Increase (decrease) in liabilities:
Increase (decrease) in due to brokers—margin accounts	59,925,849	(18,336,730)	124,820,088
Increase (decrease) in payable for securities purchased	142,367,500	26,135,700	15,509,694
Increase (decrease) in accounts payable and accrued expenses	1,100,919	(353,439)	670,251
Increase (decrease) in incentive fee payable	(853,030)	2,274,530	—
Increase (decrease) in interest and dividends payable	113,330	96,189	651,863
Increase (decrease) in base management fee payable	387,800	829,467	(314,701)

Net cash provided by (used in) operating activities	(347,549,099)	(216,517,956)	(259,709,028)

Cash flows provided by (used in) financing activities:
Net proceeds received from the issuance of shares (1)	98,309,925	—	—
Shares repurchased	—	(7,331,000)	—
Offering costs paid	(1,709,772)	(1,463,308)	(190,877)
Special distribution to Ellington Financial Management LLC	—	(1,837,310)	(938,945)
Dividends paid	(33,905,560)	(30,831,616)	—
Reverse repurchase agreements, net of repayments	217,782,160	299,444,100	260,534,000

Net cash provided by (used in) financing activities	280,476,753	257,980,866	259,404,178

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,072,346)	41,462,910	(304,850)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	102,863,164	61,400,254	61,705,104

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,790,818	$102,863,164	$61,400,254

Supplemental disclosure of cash flow information:
Interest paid	$3,631,425	$2,309,470	$5,674,209

Shares issued in connection with incentive fee payment (non-cash)	$528,116	$1,659,912	$177,105

Share-based LTIP awards (non-cash)	$1,986,521	$3,625,087	$2,389,436

Aggregate TBA trade activity (buys + sells) (non-cash)	$16,071,356,309	$5,136,493,777	$61,129,688

(1)	Proceeds from the issuance of shares is net of placement fees of $2,940,075.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

On October 14, 2010, the Company closed its initial public offering of its common shares representing limited liability company interests, or common shares, pursuant to which it sold 4,500,000 common shares to the public at a public offering price of $22.50. The Company raised approximately $101.3 million in gross proceeds, resulting in net proceeds of approximately $94.7 million, after deducting approximately $2.9 million in underwriting discounts and approximately $ 3.6 million in other expenses related to the initial public offering. The Company’s common shares trade on the New York Stock Exchange under the symbol “EFC”.

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

2. Significant Accounting Policies

(A) Basis of Presentation: The Company’s financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for investment companies, or ASC 946 Financial Services—Investment Companies (“ASC 946”). ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement and Disclosures (“ASC 820-10”), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

(C) Securities Transactions and Investment Income: Securities transactions are recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Generally, interest income, which includes accretion of discounts and amortization of premiums on MBS and U.S. Treasury holdings, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are reevaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses.

(D) Cash and Cash Equivalents: During the current period the Company revised classifications to the Consolidated Statement of Cash Flows and accordingly has conformed the prior period presentation. Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of December 31, 2010, 70% and 30% of cash and cash equivalents were held in the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively. As of December 31, 2009, 34%, 39%, 19% and 8% of cash and cash equivalents were held in the BlackRock Liquidity Temp Fund, the JP Morgan Prime Money Market Premier Fund, the JP Morgan US Treasury Plus Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively.

(E) Financial Derivatives: The Company enters into various types of financial derivatives. The two major types utilized are swaps and futures.

Swaps: The Company may enter into various types of swaps, including interest rate swaps, total return swaps, and credit default swaps. The primary risk associated with the Company’s interest rate swap activity is interest rate risk. The primary risk associated with the Company’s total return swap activity has been equity market risk. The Company did not have any total return swaps outstanding as of December 31, 2010. The primary risk associated with the Company’s credit default swaps is credit risk.

The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. To help mitigate interest rate risk, the Company enters into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating rate of interest on a notional principal amount and

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

receives a fixed rate on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates.

The Company enters into total return swaps in order to take a “long” or “short” position with respect to an underlying referenced asset. The Company is subject to market price volatility of the underlying referenced asset. A total return swap involves commitments to pay interest in exchange for a market-linked return based on a notional amount. To the extent that the total return of the security, group of securities or index underlying the transaction exceeds or falls short of the offsetting interest obligation, the Company will receive a payment from or make a payment to the counterparty.

The Company enters into credit default swaps. A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a “credit event” in relation to a “reference amount” or notional amount of a credit obligation (usually a bond or loan). The definition of a credit event often varies from contract to contract. A credit event may occur (i) when the underlying reference asset(s) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset backed securities and indices, when the underlying reference obligation is downgraded below a certain rating level or (iii) with respect to credit default swaps referencing corporate entities and indices, upon the bankruptcy of the underlying reference obligor. The Company typically writes (sells) protection to take a “long” position or purchases (buys) protection to take a “short” position with respect to underlying reference assets or to hedge exposure to other investment holdings.

Swaps change in value with movements in interest rates or total return of the referenced securities. During the term of swap contracts, changes in value are recognized as unrealized gains or losses. When the contracts are terminated, the Company will realize a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company’s basis in the contract, if any. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. Upfront payments paid/received by the Company to open swap contracts are recorded as an asset and/or liability on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity and are recorded as a realized gain or loss on the termination date. The Company may be required to deliver or receive cash or securities as collateral upon entering into swap transactions.

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

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

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

Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset backed securities, credit default swaps on asset backed indices, credit default swaps on corporate bonds, interest rate swaps, total return swaps, Euro-Dollar futures contracts, and other swaps.

Swap assets are included in Financial Derivatives—Assets on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Swap liabilities are included in Financial Derivatives—Liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized depreciation on futures contracts is included in Financial Derivatives—Liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For interest rate swaps, credit default swaps and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 318%, 133%, and 38%, respectively, of average monthly notional amounts of each such category outstanding during the year ended December 31, 2010. For interest rate swaps, credit default swaps, total return swaps, other swaps and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 11%, 96%, 111%, 130% and 216%, respectively, of average monthly notional amounts of each such category outstanding during the year ended December 31, 2009. The Company uses average monthly notional amounts outstanding to indicate the volume of activity with respect to these instruments.

(F) Short Sales: When the Company sells securities short, it typically satisfies its security delivery settlement obligation by obtaining the security sold from the same or a different counterparty via repurchase agreement. The Company generally is required to deliver cash or securities as collateral to the repurchase agreement counterparty. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be recognized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received.

(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to repurchase at an agreed-upon price and date. Interest on the value of repurchase and reverse repurchase agreements issued and outstanding is based upon competitive market rates at the time of issuance. The Company accounts for reverse repurchase agreements as collateralized borrowings. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. The Company enters

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements netted in the consolidated financial statements.

Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At December 31, 2010, the Company’s open reverse repurchase agreements had remaining terms that ranged from 13 to 178 days and had interest rates ranging from 0.27% to 2.60%. At December 31, 2010, approximately 77% of open reverse repurchase agreements were with four counterparties. At December 31, 2009, the Company’s open reverse repurchase agreements had remaining terms that ranged from 4 to 236 days and had interest rates ranging from (0.01)% to 2.75%. The negative borrowing rate relates to a single reverse repurchase agreement involving a U.S. Treasury holding. At December 31, 2009, market demand for this U.S. Treasury security was such that the lender was willing to pay interest to the Company in order to access the security as collateral under the reverse repurchase arrangement. At December 31, 2009, approximately 79% of open reverse repurchase agreements were with three counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of December 31, 2010 and December 31, 2009, the Company did not have any material seller financing. No transactions are accounted for as linked transactions at December 31, 2010 and December 31, 2009.

(H) Purchased Options: The Company has entered into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid.

(I) When-Issued/Delayed Delivery Securities: The Company may purchase or sell securities on a when-issued or delayed delivery basis. Securities purchased or sold on a when-issued basis are traded for delivery beyond the normal settlement date at a stated price or yield, and no income accrues to the purchaser prior to settlement. Purchasing or selling securities on a when-issued or delayed delivery basis involves the risk that the market price or yield at the time of settlement may be lower or higher than the agreed-upon price or yield, in which case a realized loss may be incurred.

The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier- month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2009, total assets included $40.3 million of TBAs as well as $510.5 million of receivable for securities sold relating to unsettled TBA sales.

As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2009, total liabilities included $502.5 million of TBAs sold short as well as $41.6 million of payable for securities purchased relating to unsettled TBA purchases. On a net basis, as of December 31, 2010, the Company held a net short position in TBAs of $695.3 million while at December 31, 2009, the Company held a net short position in TBAs of $462.2 million.

(J) Offering Costs/Placement Fees/Deferred Offering Costs: Offering costs and placement fees are charged against shareholders’ equity. Costs associated with the Company’s public offering of common shares, which closed on October 14, 2010, were offset against the proceeds of the offering and charged against shareholders’ equity as of December 31, 2010.

(K) LTIP Units: Long term incentive plan units (“LTIP units”) have been issued to the Company’s dedicated officers, independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated officers and independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting period for units issued to officers and independent directors under the Ellington Incentive Plan for Individuals (the “Individual LTIP”) is typically one year. The vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the “Manager LTIP”) occurred over a three year period with one-third of the units vesting at the end of each year. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date. As of December 31, 2010, all LTIPs granted to the Manager were fully vested.

(L) Dividends: Dividends payable are recorded in the consolidated financial statements on the ex-dividend date.

(M) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease total number of shares outstanding and issued.

(N) Earnings Per Share (“EPS”): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders’ equity resulting from operations after adjusting for the impact of long term incentive plan units deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding long term incentive units. Because the Company’s long term incentive plan units are deemed to be participating securities, and the Company has no other equity securities outstanding, basic and diluted EPS are the same. See Note 8 for EPS computations.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

(O) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis.

The Company follows the provisions of ASC 740-10, Income Taxes (“ASC 740-10”), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce shareholders’ equity. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2009, 2008 or 2007 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year.

The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management’s conclusions regarding ASC 740-10 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance from the FASB, and ongoing analyses of tax laws, regulations and interpretations thereof.

(P) Subsequent Events: The Company applies the provisions of ASC 855-10, Subsequent Events, in the preparation of its consolidated financial statements. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

(Q) Recent Accounting Pronouncements: In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements. This amends Subtopic 820-10 to require new disclosures for transfers in and out of Levels 1 and 2 and reporting gross activity in Level 3 fair value measurements, and clarifies the level of detail of existing disclosures. The new disclosures and clarifications are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of reporting certain gross activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

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

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

Level 3 fair value methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment and default rate assumptions, and (ii) the solicitation of valuations from third parties (typically, broker-dealers). Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment and default rate assumptions. The Manager utilizes such information to assign a good faith valuation (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments. The Manager has been able to obtain third-party valuations on the vast majority of the Company’s financial instruments and expects to continue to solicit third-party valuations on substantially all of the Company’s financial instruments in the future to the extent practical.

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

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at December 31, 2010:

Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at value—
U.S. Treasury and agency residential mortgage-backed securities	$—	$905,377,119	$—	$905,377,119
Private label mortgage-backed securities	—	—	340,689,441	340,689,441

Total investments at value	—	905,377,119	340,689,441	1,246,066,560

Financial derivatives-assets—
Credit default swaps on asset backed securities	—	—	102,851,109	102,851,109
Credit default swaps on asset backed indices	—	96,689,232	—	96,689,232
Interest rate swaps	—	1,795,031	—	1,795,031

Total financial derivatives-assets	—	98,484,263	102,851,109	201,335,372

Repurchase agreements	—	25,683,750	—	25,683,750

Total investments, financial derivatives-assets and repurchase agreements	$—	$1,029,545,132	$443,540,550	$1,473,085,682

Liabilities:
Investments sold short—
U.S. Treasury and agency residential mortgage-backed securities	$—	$(775,145,098)	$—	$(775,145,098)

Financial derivatives-liabilities—
Credit default swaps on corporate indices	—	(185,847)	—	(185,847)
Credit default swaps on asset backed indices	—	(18,277,976)	—	(18,277,976)
Interest rate swaps	—	(1,676,505)	—	(1,676,505)
Unrealized depreciation on futures contracts	(890,001)	—	—	(890,001)

Total financial derivatives-liabilities	(890,001)	(20,140,328)	—	(21,030,329)

Total investments sold short and financial derivatives-liabilities	$(890,001)	$(795,285,426)	$—	$(796,175,427)

There were no transfers between Level 1, Level 2, or Level 3 financial instruments during the year ended December 31, 2010.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at December 31, 2009:

Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at value—
U.S. Treasury and agency residential mortgage-backed securities	$—	$545,037,946	$—	$545,037,946
Private label residential mortgage-backed securities	—	—	210,363,731	210,363,731
Purchased options	39,192	—	—	39,192

Total investments at value	39,192	545,037,946	210,363,731	755,440,869

Financial derivatives-assets—
Credit default swaps on corporate bonds	—	—	8,475,895	8,475,895
Credit default swaps on asset backed securities	—	—	95,199,131	95,199,131
Credit default swaps on asset backed indices	—	19,596,453	—	19,596,453
Interest rate swaps	—	109,332	—	109,332
Other swaps	—	—	257,212	257,212

Total financial derivatives-assets	—	19,705,785	103,932,238	123,638,023

Total investments and financial derivatives-assets	$39,192	$564,743,731	$314,295,969	$879,078,892

Liabilities:
Investments sold short—
U.S. Treasury and agency residential mortgage-backed securities	$—	$(502,543,554)	$—	$(502,543,554)

Financial derivatives-liabilities—
Credit default swaps on corporate indices	—	(459,941)	—	(459,941)
Credit default swaps on asset backed securities	—	—	(10,547,540)	(10,547,540)
Credit default swaps on asset backed indices	—	(1,878,143)	—	(1,878,143)
Total return swaps	—	(87,798)	—	(87,798)
Unrealized depreciation on futures contracts	(1,072,464)	—	—	(1,072,464)

Total financial derivatives-liabilities	(1,072,464)	(2,425,882)	(10,547,540)	(14,045,886)

Total investments sold short and financial derivatives-liabilities	$(1,072,464)	$(504,969,436)	$(10,547,540)	$(516,589,440)

In January 2010, the Company revised its Level classification for credit default swaps on asset backed indices and credit default swaps on corporate indices from Level 3 to Level 2. These transactions are valued based on widely used pricing sources, which is more consistent with a Level 2 valuation approach. Accordingly, certain classifications in the December 31, 2009 table above have also been conformed to the December 31, 2010 presentation.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

At December 31, 2010 and December 31, 2009, the Company held money market investments that are included in cash and cash equivalents on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity and are considered Level 1 financial instruments.

The tables below include a roll-forward of the Company’s financial instruments for the years ended December 31, 2010, 2009, and 2008, respectively (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Year Ended December 31, 2010

	Beginning Balance as of December 31, 2009	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Net Purchases (Sales)	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2010
Assets:
Investments at value—
Private label mortgage-backed securities	$210,363,731	$11,619,041	$22,933,396	$20,095,847	$75,677,426	$—	$340,689,441

Total investments at value	210,363,731	11,619,041	22,933,396	20,095,847	75,677,426	—	340,689,441

Financial derivatives-assets—
Credit default swaps on corporate bonds	8,475,895	—	(2,281,392)	(2,650,145)	(3,544,358)	—	—
Credit default swaps on asset backed securities	95,199,131	—	11,415,143	(20,084,452)	16,321,287	—	102,851,109
Other swaps	257,212	—	335,312	(257,212)	(335,312)	—	—

Total financial derivatives-assets	103,932,238	—	9,469,063	(22,991,809)	12,441,617	—	102,851,109

Total investments and financial derivatives-assets	$314,295,969	$11,619,041	$32,402,459	$(2,895,962)	$88,119,043	—	$443,540,550

Liabilities:
Financial derivatives-liabilities—
Credit default swaps on asset backed securities	$(10,547,540)	$—	$(1,657,578)	$3,881,292	$8,323,826	$—	$—

Total financial derivatives-liabilities	(10,547,540)	—	(1,657,578)	3,881,292	8,323,826	—	—

Total investments sold short and financial derivatives- liabilities	$(10,547,540)	$—	$(1,657,578)	$3,881,292	$8,323,826	$—	$—

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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. Change in net unrealized gain (loss) of $18.9 million, $(21.0) million and $0 for the year ended December 31, 2010 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively, held by the Company at December 31, 2010.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Year Ended December 31, 2009

	Beginning Balance as of December 31, 2008	Accreted Discounts/ Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Net Purchases (Sales)	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2009
Assets:
Investments at value—
Private label residential mortgage-backed securities	$124,818,539	$15,734,597	$(6,348,085)	$70,409,374	$5,749,306	$—	$210,363,731
Auction Rate Securities	17,955,000	—	(7,053,750)	7,695,000	(18,596,250)	—	—
Trade claims (Note 10)	—	—	5,315,552	—	(5,315,552)	—	—

Total investments at value	142,773,539	15,734,597	(8,086,283)	78,104,374	(18,162,496)	—	210,363,731

Financial derivatives-assets—
Credit default swaps on corporate bonds	10,085,262	—	(1,402,737)	(420,616)	213,986	—	8,475,895
Credit default swaps on asset backed securities	108,126,227	—	6,218,189	(1,443,089)	(17,702,196)	—	95,199,131
Other swaps	22,000	—	—	235,212	—	—	257,212

Total financial derivatives-assets	118,233,489	—	4,815,452	(1,628,493)	(17,488,210)	—	103,932,238

Total investments and financial derivatives-assets	$261,007,028	$15,734,597	$(3,270,831)	$76,475,881	$(35,650,706)	$—	$314,295,969

Liabilities:
Financial derivatives-liabilities—
Credit default swaps on corporate bonds	$—	$—	$625	$—	$(625)	$—	$—
Credit default swaps on asset backed securities	(10,651,424)	—	(319,916)	(911,122)	1,334,922	—	(10,547,540)

Total financial derivatives-liabilities	(10,651,424)	—	(319,291)	(911,122)	1,334,297	—	(10,547,540)

Total investments sold short and financial derivatives-liabilities	$(10,651,424)	$—	$(319,291)	$(911,122)	$1,334,297	$—	$(10,547,540)

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

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. Change in net unrealized gain (loss) of $33.0 million, $1.6 million and $(1.2) million for the year ended December 31, 2009 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively, held by the Company at December 31, 2009.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Year Ended December 31, 2008

	Beginning Balance as of December 31, 2007	Accreted Discounts/ Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Net Purchases (Sales)	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2008
Assets:
Investments at value—
Private label residential mortgage-backed securities	$91,385,443	$4,410,456	$(5,078,471)	$(73,253,122)	$107,354,233	$—	$124,818,539
Auction Rate Securities	56,115,975	—	—	(7,695,000)	(30,465,975)	—	17,955,000

Total investments at value	147,501,418	4,410,456	(5,078,471)	(80,948,122)	76,888,258	—	142,773,539

Financial derivatives-assets—
Credit default swaps on corporate bonds	—	—	11,505,249	3,070,762	(4,490,749)	—	10,085,262
Credit default swaps on asset backed securities	—	—	40,130,874	10,631,962	57,363,391	—	108,126,227
Other swaps	—	—	74,000	22,000	(74,000)	—	22,000

Total financial derivatives-assets	—	—	51,710,123	13,724,724	52,798,642	—	118,233,489

Total investments and financial derivatives-assets	$147,501,418	$4,410,456	$46,631,652	$(67,223,398)	$129,686,900	$—	$261,007,028

Financial derivatives-liabilities—
Credit default swaps on corporate bonds	$—	$—	$(2,059,417)	$—	$2,059,417	$—	$—
Credit default swaps on asset backed securities	—	—	55,057	(2,970,170)	(7,736,311)	—	(10,651,424)

Total financial derivatives-liabilities	$—	$—	$(2,004,360)	$(2,970,170)	$(5,676,894)	$—	$(10,651,424)

During 2010, the Company revised its Level classification for credit default swaps on asset backed indices and credit default swaps on corporate indices from Level 3 to Level 2. These transactions are valued based on widely used pricing sources, which is more consistent with a Level 2 valuation approach. The above table has been conformed to the December 31, 2010 presentation.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. Change in net unrealized gain (loss) of $(80.8) million, $13.7 million and $(2.9) million for the year ended December 31, 2008 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively, held by the Company at December 31, 2008.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

4. Financial Derivatives

Gains and losses on the Company’s derivative contracts for the years ended December 31, 2010 and 2009 are summarized in the tables below:

December 31, 2010:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2010	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2010
Financial derivatives—assets
Credit Default Swaps on Asset Backed Securities	Credit	$11,415,143	$(20,084,452)
Credit Default Swaps on Asset Backed Indices	Credit	(7,903,644)	3,612,732
Credit Default Swaps on Corporate Bonds	Credit	(2,281,392)	(2,650,145)
Other Swaps	Credit	335,312	(257,212)
Interest Rate Swaps	Interest Rates	1,000	1,685,700

		1,566,419	(17,693,377)

Financial derivatives—liabilities
Credit Default Swaps on Asset Backed Securities	Credit	(1,657,578)	3,881,292
Credit Default Swaps on Asset Backed Indices	Credit	9,323,956	(572,463)
Credit Default Swaps on Corporate Bond Indices	Credit	(1,101,146)	787,140
Total Return Swaps	Equity Market	(853,876)	87,798
Interest Rate Swaps	Interest Rates	(1,516,639)	(1,676,505)

		4,194,717	2,507,262

Futures contracts
Short Euro-Dollar contracts	Interest Rates	(3,689,050)	182,463

Total		$2,072,086	$(15,003,652)

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

December 31, 2009:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2009	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2009
Financial derivatives—assets
Credit Default Swaps on Asset Backed Securities	Credit	$6,218,189	$(1,443,089)
Credit Default Swaps on Asset Backed Indices	Credit	13,337,374	(3,312,261)
Credit Default Swaps on Corporate Bond Indices	Credit	(248,234)	(385,171)
Credit Default Swaps on Corporate Bonds	Credit	(1,402,737)	(420,616)
Total Return Swaps	Equity Market	2,922,629	(303,000)
Other Swaps	Credit	—	235,212
Interest Rate Swaps	Interest Rates	—	109,332

		20,827,221	(5,519,593)

Financial derivatives—liabilities
Credit Default Swaps on Asset Backed Securities	Credit	(319,916)	(911,122)
Credit Default Swaps on Asset Backed Indices	Credit	(613)	185,607
Credit Default Swaps on Corporate Bond Indices	Credit	—	(459,941)
Credit Default Swaps on Corporate Bonds	Credit	625	—
Total Return Swaps	Equity Market	(4,938,311)	78,428
Interest Rate Swaps	Interest Rates	(8,761,370)	6,487,253

		(14,019,585)	5,380,225

Futures contracts
Short Euro-Dollar contracts	Interest Rates	(697,906)	(1,072,464)

Total		$6,109,730	$(1,211,832)

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

As of December 31, 2010, the Company is party to credit derivatives contracts in the form of credit default swaps on mortgage/asset backed securities and indices (ABSCDS). As a seller of credit protection via ABSCDS, the Company receives periodic payments from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at December 31, 2010 and December 31, 2009, respectively, are summarized below:

Single Name and Index Credit Default Swaps (Asset Backed Securities)	Amount at December 31, 2010	Amount at December 31, 2009
Fair Value of Written Credit Derivatives, Net	$(14,375,074)	$(12,425,683)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$18,286,216	$2,528,269
Notional Amount of Written Credit Derivatives (2)	$(111,717,136)	$(18,502,372)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$43,721,319	$4,375,000

(1)	Offsetting transactions with third parties include purchased credit derivatives to the extent they offset written credit derivatives which have the same reference obligation.
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

Unless terminated by mutual agreement by both the buyer and seller, ABSCDS contracts typically terminate at the earlier of the (i) date the buyer of protection delivers the reference asset to the seller in exchange for payment of the notional balance following the occurrence of a credit event or (ii) date the reference asset is paid off in full, retired, or otherwise ceases to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of an underlying reference asset has deteriorated, credit spreads combined with a percentage of notional amounts paid up front (points up front) are frequently used as an indication of ABSCDS risk. ABSCDS credit protection sellers entering the market would expect to be paid a percentage of the current notional balance up front (points up front) approximately equal to the fair value of the contract in order to write protection on the reference assets underlying the Company’s ABSCDS contracts. Stated spreads at December 31, 2010 on ABSCDS contracts where the Company wrote protection range between 9 and 442 basis points on contracts that were outstanding at this date. Stated spreads at December 31, 2009 on ABSCDS contracts where the Company wrote protection range between 9 and 85 basis points on contracts that were outstanding at this date. However, participants entering the market at December 31, 2010 and December 31, 2009, would likely transact on similar contracts with material points upfront given these spreads. Total net up-front payments received relating to ABSCDS contracts outstanding at December 31, 2010 and December 31, 2009 were $13.5 million and $8.7 million, respectively.

5. Base Management Fee, Incentive Fee, and Special Distribution to the Manager

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

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

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

Periods prior to July 1, 2009—The Manager received an annual base management fee equal to 1.75% of the Company’s shareholders’ equity, defined as the aggregate net proceeds from sales of its equity securities, plus retained earnings for the measurement period, less amounts paid for repurchases and/or redemption of the Company’s common shares. However, the base management fee calculation described in the preceding sentence excluded from the calculation equity securities held by the Manager. The base management fee was payable monthly in arrears.

Summary information—For the years ended December 31, 2010, 2009, and 2008, the total base management fee incurred by the Company was $4.9 million, $4.2 million, and $3.7 million, respectively.

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

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter. There were no Loss Carryforwards as of the end of any fiscal quarter in 2010 or 2009.

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

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

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

Periods prior to July 1, 2009—The Manager was entitled to receive a quarterly incentive fee equal to the product of: (i) 25% of the dollar amount by which (A) the Company’s net income (after the base management fee, but before the incentive fee and before non-cash equity compensation expense), for the applicable quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeded (B) an amount equal to (1) the sum of (x) the weighted average gross proceeds (before placement fees) per share of all common share issuances, plus (y) the result obtained by dividing (I) retained earnings attributable to common shares at the beginning of such quarter by (II) the weighted average number of common shares outstanding for such quarter, multiplied by (2) one-fourth of the greater of (x) 9% and (y) 3% plus the ten-year U.S. Treasury rate for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter. The payment of the incentive fee was in a combination of common shares and cash, provided that at least 10% of any quarterly payment was required to be made in common shares. Any net loss incurred by the Company in a given quarter or quarters was offset against any net income earned by the Company in future quarters for purposes of calculating the incentive fee in such future quarters.

Summary information—Total incentive fees incurred for the years ended December 31, 2010, 2009, and 2008, were $4.4 million, $18.9 million, and $1.8 million, respectively.

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

Summary information—For the year ended December 31, 2009, the Manager’s special distribution related to base management fees and incentive fees was $0.3 million and $1.5 million, respectively. For the year ended December 31, 2008, the Manager’s special distribution related to base management fee and incentive fees was $0.6 million and $0.3 million, respectively.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

6. Long-Term Incentive Plan Units

In connection with its initial offering in 2007, the Company established the Manager LTIP and the Individual LTIP. Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager. Pursuant to the terms of the Individual LTIP, each year since inception the Company has issued annual awards to its directors and beginning in 2010, issued grants to certain of its dedicated employees.

As of December 31, 2010, LTIPs awarded to the Manager have been fully vested and fully expensed. Units held pursuant to the Manager LTIP are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. During years ended December 31, 2010, 2009, and 2008, expense recognized related to the Manager LTIP was approximately $1.9 million, $3.5 million, and $2.4 million, respectively. There is no cash flow effect from the issuance of the Manager LTIP units. The Manager LTIP units were fully vested as of August 17, 2010. Since inception, the aggregate expense associated with the Manager LTIP was $8.6 million.

Individual LTIPs in the amount of 3,750 units were granted to the Company’s independent directors on each of August 17, 2007, December 31, 2008, October 1, 2009 and October 1, 2010. Excluding the October 1, 2010 award, these grants have been fully vested. The vesting period for awards issued to directors under the Individual LTIP has generally been one year from the date of grant. In addition, on December 15, 2010, the Company issued a total of 2,500 units to certain of its dedicated employees. The vesting period for this grant is also one year from the date of grant. Units held pursuant to the Individual LTIP are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIP are measured as of the grant date and expensed ratably over the vesting period. The total expenses associated with the Individual LTIP units awarded to the independent directors for the years ended December 31, 2010, 2009 and 2008, was $0.09 million, $0.1 million and $0.05 million, respectively. The total expense associated with the Individual LTIP units awarded to the Company’s dedicated employees for the year ended December 31, 2010 was approximately $2,400. Unrecognized expense related to unvested Individual LTIP units awarded to independent directors was $0.07 million at December 31, 2010 and $0.07 million at December 31, 2009. Unrecognized compensation expense related to unvested Individual LTIP units awarded to certain of the Company’s dedicated employees was $0.05 million at December 31, 2010. Since inception, 7,500 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.

Were all units issued pursuant to the Manager LTIP and Director LTIP to be fully vested and exchanged for common shares as of December 31, 2010, December 31, 2009, and December 31, 2008, the Company’s issued and outstanding common shares would increase to 16,883,342, 12,354,613, and 12,891,283 shares, respectively, resulting in shareholders’ equity per share of $23.91, $24.27, and $18.70 at December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the years ended December 31, 2010, 2009, and 2008, respectively.

Year Ended December 31, 2010, December 31, 2009, and December 31, 2008:

	Year Ended 12/31/2010			Year Ended 12/31/2009			Year Ended 12/31/2008
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding
(12/31/2009, 12/31/2008, 12/31/2007, respectively)	375,000	7,500	382,500	375,000	6,250	381,250	375,000	3,750	378,750
Granted	—	6,250	6,250	—	3,750	3,750	—	3,750	3,750
Exercised	—	(3,750)	(3,750)	—	(2,500)	(2,500)	—	(1,250)	(1,250)

LTIP Units Outstanding
(12/31/2010, 12/31/2009, 12/31/2008, respectively)	375,000	10,000	385,000	375,000	7,500	382,500	375,000	6,250	381,250

LTIP Units Vested and Outstanding
(12/31/2010, 12/31/2009, 12/31/2008, respectively)	375,000	3,750	378,750	250,000	3,750	253,750	125,000	2,500	127,500

7. Common Share Capitalization

On August 17, 2007, in connection with the initial offering of common shares of the Company, 12,500,050 shares were issued with no par value. On October 14, 2010, in connection with the closing of the initial public offering of common shares of the Company, 4,500,000 common shares were offered at a price of $22.50. The Company is a closed-end entity, thus shareholders do not have redemption rights.

The following table sets forth the dividend distributions authorized by the Board of Directors, payable to shareholders and LTIP holders:

For the year ended December 31, 2010

	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.25	$3,091,417	May 18, 2010	June 15, 2010
Second Quarter	$0.15	$1,854,849	September 1, 2010	September 15, 2010
Third Quarter	$0.80	$13,504,673	December 1, 2010	December 15, 2010
Fourth Quarter	$1.31	$22,125,562	March 1, 2011	March 15, 2011

For the year ended December 31, 2009

	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	$1.50	$18,477,003	September 1, 2009	September 15, 2009
Third Quarter	$1.00	$12,354,613	December 1, 2009	December 15, 2009
Fourth Quarter	$1.25	$15,454,619	March 1, 2010	March 15, 2010

There were no dividend distributions in 2008.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

Detailed below is a roll-forward of the Company’s common shares outstanding for the years ended December 31, 2010, 2009, and 2008:

Year Ended December 31, 2010, December 31, 2009, and December 31, 2008:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Common Shares Outstanding
(12/31/2009, 12/31/2008, 12/31/2007, respectively)	11,972,113	12,510,033	12,500,050
Share Activity:
Shares issued from initial public offering	4,500,000	—	—
Shares Repurchased	—	(608,500)	—
Shares issued in connection with incentive fee payment	22,479	68,080	8,733
Director LTIP units exercised	3,750	2,500	1,250

Common Shares Outstanding
(12/31/2010, 12/31/2009, 12/31/2008, respectively)	16,498,342	11,972,113	12,510,033

On March 2, 2009, the Company repurchased 500,000 of its own shares in a privately negotiated unsolicited transaction at a price of $12 per share for a total purchase price of $6.0 million. On April 20, 2009, the Company repurchased 106,000 of its own shares in a privately negotiated unsolicited transaction at a price of $12.25 for a total purchase price of $1.3 million. On May 27, 2009, the Company repurchased 2,500 of its own shares in a privately negotiated unsolicited transaction at a price of $13 for a total purchase price of $0.03 million.

As of December 31, 2010 related parties of the Company owned approximately 19% of total shareholders’ equity and one other investor owned 22% of total shareholders’ equity. As of December 31, 2009 related parties of the Company owned approximately 26% of total shareholders’ equity and two other investors owned 21% and 12%, respectively, of total shareholders’ equity.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

8. Earnings Per Share

The components of the computation of basic and diluted EPS were as follows:

	Year Ended December 31,
	2010	2009	2008
Net increase in shareholders’ equity resulting from operations	$40,570,538	$93,381,013	$(2,422,645)

Net increase in shareholders’ equity resulting from operations available to common share and LTIP holders:	40,570,538	93,381,013	(2,422,645)
Net increase in shareholders’ equity resulting from operations—common shares	39,410,810	90,512,168	(2,351,415)
Net increase in shareholders’ equity resulting from operations—LTIPs	1,159,728	2,868,845	(71,230)
Dividends Paid:
Common Shares	$(32,971,560)	$(29,879,116)	$—
LTIPs	(934,000)	(952,500)	—

Total dividends paid to common share and LTIP holders	$(33,905,560)	$(30,831,616)	$—

Undistributed earnings:
Common Shares	$6,439,250	$60,633,052	$(2,351,415)
LTIPs	225,728	1,916,345	(71,230)

Total undistributed earnings attributable to common share and LTIP holders	$6,664,978	$62,549,397	$(2,422,645)

Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	12,958,969	12,035,261	12,503,064
Weighted average participating LTIPs	381,339	381,466	378,750
Basic earnings per common share:
Distributed	$2.54	$2.48	$—
Undistributed	0.50	5.04	(0.19)

	$3.04	$7.52	$(0.19)

Diluted earnings per common share:
Distributed	$2.54	$2.48	$—
Undistributed	0.50	5.04	(0.19)

	$3.04	$7.52	$(0.19)

9. Risks

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

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

Over the same period mortgage loans have experienced increased rates of delinquency, foreclosure and loss, although the rate of increase has slowed.

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

The Company is party to a tri-party collateral arrangement under one of its ISDA trading agreements whereby a third party holds collateral posted by the Company. Pursuant to the terms of the arrangement the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to the Company. Deposits with Dealers Held as Collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at December 31, 2010 and December 31, 2009, collateral posted by the Company and held by a third party custodian in the amount of $9.0 million and $11.3 million, respectively.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

As of December 31, 2010, investments with an aggregate value of approximately $886.4 million were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $46.0 million that were sold prior to period end but for which such sale had not settled as of December 31, 2010.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of collateral for various reverse repurchase agreements. In addition to the below, unencumbered investments of approximately $221.5 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Morgan Stanley	20%
Bank of America	20%
Credit Suisse Group	17%
Deutsche Bank	17%
Barclays Capital	15%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of December 31, 2010:

Dealer	% of Total Deposits with Dealers Held as Collateral
Citigroup	65%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Due to brokers-margin accounts as of December 31, 2010:

Dealer	% of Total Due to Brokers - Margin Accounts
Morgan Stanley	47%
Credit Suisse Group	19%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of December 31, 2010:

Dealer	% of Total Receivable for Securities Sold
Citigroup	31%
Barclays	22%
Credit Suisse Group	19%

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Payable for securities purchased as of December 31, 2010:

Dealer	% of Total Payable for Securities Purchased
Barclays	50%
Citigroup	16%

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

10. Lehman Brothers

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

By letter dated September 15, 2008, in accordance with the provisions in the ISDA MA, the Company provided notices of early termination to LBSF, effectively closing out the Contracts with LBSF as of September 16, 2008. The Contracts were closed out at prices determined by the Company based upon the methodology prescribed in the ISDA MA, resulting in a net claim against LBSF; however the receivable for this net claim (the “Trade Claim”) was fully reserved against at December 31, 2008.

During the year ended December 31, 2009, the Company sold its trade claim for $5.3 million and recognized a corresponding realized gain.

11. Contingencies and Commitments

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

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

12. Financial Highlights

Results of Operations for a Share Outstanding Throughout the Periods:

	Year Ended December 31, 2010	Year Ended December 31, 2009 (a)	Year Ended December 31, 2008
Beginning Shareholders’ Equity Per Share
(12/31/09, 12/31/08, and 12/31/07, respectively)	$25.04	$19.27	$19.35
Net Investment Income	1.91	1.52	1.03
Net Realized/Unrealized Gains (Losses)	1.22	6.24	(1.23)

Results of Operations (b)	3.13	7.76	(0.20)
Dividends Paid (c)	(2.62)	(2.56)	—
Dilutive Effect of Share Issuance	(0.95)	—	—
Accretive Effect of Share Repurchase	—	0.42	—
Offering Costs	(0.28)	—	—
Share-Based LTIP Awards	0.15	0.30	0.19
Manager Special Distribution (d)	—	(0.15)	(0.07)

Ending Shareholders’ Equity Per Share
(12/31/10, 12/31/09, and 12/31/08, respectively) (e)	$24.47	$25.04	$19.27

Shares Outstanding, end of period	16,498,342	11,972,113	12,510,033

(a)	Certain classifications have been conformed to the current period presentation.
(b)	Calculated based on average common shares outstanding and differs from the calculation for EPS (See Note 8).
(c)

Dividends paid include dividends paid on common shares and LTIP units. For the years ending December 31, 2010 and 2009, dividends totaling $2.45 and $2.50, respectively, per common share and LTIP outstanding share were declared and paid. Dividends paid of $2.62 and $2.56 per share for the years ending December 31, 2010 and 2009, respectively, above reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units. There were no dividends paid in the year ended December 31, 2008.

(d)	Prior to July 1, 2009, the Amended and Restated Operating Agreement provided for a special distribution to be paid to the Manager.
(e)

If all units issued pursuant to the Manager LTIP and Director LTIP were vested and exchanged for common shares as of December 31, 2010, 2009, and 2008, shareholders’ equity per share would be $23.91, $24.27, and $18.70, respectively.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

Total Return

The Company calculates its total return based on its reported net asset value and beginning with the completion of its initial public offering, based on its publicly traded share price. This latter return is considered a market based return. The following table illustrates the Company’s total return for the periods presented based on net asset value:

Net Asset Based Total Return for a Shareholder, excluding Manager shares: (1)

	Year Ended December 31, 2010	Year Ended December 31, 2009 (2)	Year Ended December 31, 2008
Total Return before Incentive Fee	8.98%	51.95%	0.31%
Incentive Fee	(1.19)%	(8.69)%	(0.72)%

Total Return after Incentive Fee	7.79%	43.26%	(0.41)%

(1)

Total return is calculated for all shareholders’ equity accounts, excluding the Manager’s shareholder equity, taken as a whole for each period. Total Return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period. Due to limited trading in the Company’s shares for the periods presented, market based total return was not available for those periods. However, beginning on October 8, 2010, the first public trading date of the Company’s shares, market based return became available. See below for a discussion of the Company’s market based total return for the partial period of 2010.

(2)	Total return includes the accretive effect of the share repurchase. Had this not been included, total return after incentive fee for the year ended December 31, 2009 would have been 40.33%.

Supplemental Information—Net Asset Based Total Return for a Shareholder, excluding Manager shares and assuming conversion of all LTIP units: (3)

Year Ended December 31, 2010
Total Return before Incentive Fee	6.49%
Incentive Fee	(1.16)%

Total Return after Incentive Fee	5.33%

(3)

Total return is calculated assuming all LTIP units had been converted into common shares at December 31, 2010. Total return represents all shareholders’ equity accounts, excluding Manager shares, outstanding for the entire period. LTIP units outstanding at December 31, 2010 totaled 385,000 and represent 2.28% of total shares and LTIP units outstanding as of December 31, 2010.

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

Market Based Total Return for a Shareholder:

For the period October 8, 2010, the first public trading date of the Company’s shares, through December 31, 2010, the Company’s market based total return (using the first trade price of $21.50 on October 8, 2010 as the beginning point) on an unannualized basis was 7.16% and assumes the reinvestment of dividends.

Net Investment Income Ratio to Average Shareholders’ Equity, excluding the Manager shares: (4)(5)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net Investment Income (6)	7.66%	5.91%	4.84%

Expense Ratios to Average Shareholders’ Equity, excluding the Manager shares: (4)(5)(7)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating expenses before incentive fee and interest expense	(3.89)%	(4.41)%	(3.95)%
Incentive fee	(1.37)%	(7.26)%	(0.84)%
Interest expense	(1.18)%	(0.88)%	(2.51)%

Total Expenses	(6.44)%	(12.55)%	(7.30)%

(4)	Average shareholders’ equity is calculated using month end values.
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

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

13. Condensed Quarterly Financial Data (Unaudited)

Detailed below is unaudited condensed quarterly financial data for the years ended December 31, 2010 and 2009.

	Three Month Period Ended March 31, 2010	Three Month Period Ended June 30, 2010	Three Month Period Ended September 30, 2010	Three Month Period Ended December 31, 2010
	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$11,916,621	$10,798,629	$10,859,011	$12,052,679

EXPENSES
Base management fee	1,104,283	1,107,969	1,172,513	1,524,818
Incentive fee	482,715	—	2,524,273	1,421,500
Interest expense	806,795	872,609	921,238	1,225,304
Other operating expenses	2,059,799	2,141,041	1,918,373	1,556,728

Total expenses	4,453,592	4,121,619	6,536,397	5,728,350

NET INVESTMENT INCOME (LOSS)	7,463,029	6,677,010	4,322,614	6,324,329

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on investments and financial derivatives	10,479,625	7,448,570	(7,146,225)	14,378,622

Change in net unrealized gain (loss) on investments and financial derivatives	(10,347,196)	(10,394,450)	18,841,850	(7,477,240)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	132,429	(2,945,880)	11,695,625	6,901,382

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$7,595,458	$3,731,130	$16,018,239	$13,225,711

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.61	$0.30	$1.30	$0.81

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2010

	Three Month Period Ended March 31, 2009	Three Month Period Ended June 30, 2009	Three Month Period Ended September 30, 2009	Three Month Period Ended December 31, 2009
	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$9,679,095	$13,255,035	$14,275,393	$14,505,054

EXPENSES
Base management fee	930,142	1,028,404	1,151,178	1,137,021
Incentive fee	—	8,407,373	8,191,751	2,274,530
Interest expense	641,491	370,530	597,184	851,448
Other operating expenses	1,820,023	1,898,131	2,095,088	1,969,280

Total expenses	3,391,656	11,704,438	12,035,201	6,232,279

NET INVESTMENT INCOME (LOSS)	6,287,439	1,550,597	2,240,192	8,272,775

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on investments and financial derivatives	19,800,251	(20,520,629)	(34,698)	(11,426,798)

Change in net unrealized gain (loss) on investments and financial derivatives	(11,742,053)	54,986,311	27,911,632	16,055,994

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	8,058,198	34,465,682	27,876,934	4,629,196

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$14,345,637	$36,016,279	$30,117,126	$12,901,971

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.13	$2.93	$2.45	$1.05

14. Subsequent Events

On February 10, 2011, the Company’s Board of Directors approved a dividend in the amount of $1.31 per share payable on March 15, 2011 to shareholders of record as of March 1, 2011. Subsequent events have been evaluated through March 16, 2011.

Schedule II

ELLINGTON FINANCIAL LLC

Valuation and Qualifying Accounts

Fiscal Year	Description*	Balance Beginning of Period	Charged to Income Statement	Charged Allowance	Balance at End of Period
2010	Reserve for Receivable for Swap	$0	$0	$0	$0
2009	Reserve for Receivable for Swap	$15,576,801	$0	$(15,576,801)	$0
2008	Reserve for Receivable for Swap	$0	$15,576,801	$0	$15,576,801

*	See Note 10 to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2011 annual shareholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2011 annual shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2011 annual shareholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2011 annual shareholders’ meeting.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2011 annual shareholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

See Index to consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Schedules to Financial Statements:

All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

3. Exhibits

Exhibit No.	Description of Exhibit
3.1*	Second Amended and Restated Operating Agreement of Ellington Financial LLC

4.1*	Form of Common Share Certificate of Ellington Financial LLC

10.1**	Second Amended and Restated Management Agreement, by and between Ellington Financial LLC and Ellington Financial Management LLC, dated as of October 1, 2010

10.2*†	2007 Incentive Plan for Individuals

10.3*†	2007 Incentive Plan for Entities

10.4*†	Form of LTIP Unit Award Agreement

10.5*	Form of Indemnity Agreement

21.1*	List of Subsidiaries

24.1*	Power of Attorney (included on Signature Page)

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-160562).
**	Filed herewith.
***	Furnished herewith.
†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2011	ELLINGTON FINANCIAL LLC

	By:	/S/ LAURENCE PENN
Laurence Penn
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Ellington Financial LLC, hereby severally constitute Laurence Penn, Daniel Margolis and Lisa Mumford, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Ellington Financial LLC to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/S/ LAURENCE PENN Laurence Penn	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2011

/S/ LISA MUMFORD Lisa Mumford	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/S/ MICHAEL W. VRANOS Michael W. Vranos	Director	March 16, 2011

/S/ THOMAS F. ROBARDS Thomas F. Robards	Chairman of the Board	March 16, 2011

/S/ RONALD I. SIMON, PH.D Ronald I. Simon, Ph.D	Director	March 16, 2011

/S/ EDWARD RESENDEZ Edward Resendez	Director	March 16, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1*	Second Amended and Restated Operating Agreement of Ellington Financial LLC

4.1*	Form of Common Share Certificate of Ellington Financial LLC

10.1**	Second Amended and Restated Management Agreement, by and between Ellington Financial LLC and Ellington Financial Management LLC, dated as of October 1, 2010

10.2*†	2007 Incentive Plan for Individuals

10.3*†	2007 Incentive Plan for Entities

10.4*†	Form of LTIP Unit Award Agreement

10.5*	Form of Indemnity Agreement

21.1*	List of Subsidiaries

24.1*	Power of Attorney (included on Signature Page)

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-160562).
**	Filed herewith.
***	Furnished herewith.
†	Compensatory plan or arrangement.