Form 10-Q
period 2011-03-31
Ellington Financial LLC
filed 2011-05-12
CIK 1411342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer	☐	Non-Accelerated Filer	☒

Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2011
Common Shares Representing Limited Liability Company Interests, no par value	16,507,381

ELLINGTON FINANCIAL LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	March 31, 2011	December 31, 2010
	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$41,440,144	$35,790,818

Investments, financial derivatives and repurchase agreements:
Investments at value (Cost – $1,306,262,067 and $1,232,484,311)	1,311,512,941	1,246,066,560
Financial derivatives - assets (Cost – $169,860,938 and $208,958,359)	160,667,711	201,335,372
Repurchase agreements (Cost – $40,125,000 and $25,683,750)	40,125,000	25,683,750

Total investments, financial derivatives and repurchase agreements	1,512,305,652	1,473,085,682

Deposits with dealers held as collateral	21,871,335	20,394,065
Receivable for securities sold	957,821,029	799,142,581
Interest and principal receivable	5,459,061	5,909,317
Prepaid insurance	488,583	—

Total Assets	$2,539,385,804	$2,334,322,463

LIABILITIES
Investments and financial derivatives:
Investments sold short at value (Proceeds – $742,595,483 and $775,781,612)	$742,878,066	$775,145,098
Financial derivatives – liabilities (Net proceeds – $6,270,207 and $17,718,129)	9,856,286	21,030,329

Total investments and financial derivatives	752,734,352	796,175,427

Reverse repurchase agreements	899,502,003	777,760,260
Due to brokers – margin accounts	134,588,018	166,409,207
Payable for securities purchased	350,788,458	184,012,894
Accounts payable and accrued expenses	2,921,471	2,485,263
Accrued base management fee	3,005,791	1,524,818
Accrued incentive fees	1,891,542	1,421,500
Interest and dividends payable	1,121,190	861,382

Total Liabilities	2,146,552,825	1,930,650,751

SHAREHOLDERS’ EQUITY	392,832,979	403,671,712

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,539,385,804	$2,334,322,463

ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(16,504,742 and 16,498,342 shares issued and outstanding)	$384,041,791	$394,918,033
Additional paid-in capital – LTIP units	8,791,188	8,753,679

Total Shareholders’ Equity	$392,832,979	$403,671,712

PER SHARE INFORMATION:
Common shares, no par value	$23.80	$24.47

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2011

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Long Investments (333.86%) (a) (b) (n)

Mortgage-Backed Securities (332.67%)

Agency Securities (239.05%)

Fixed Rate Agency Securities (218.78%)

Principal and Interest - Fixed Rate Agency Securities (217.45%)

$74,229,439	Government National Mortgage Association Pool	5.00%	4/40	$79,054,352
40,587,770	Federal National Mortgage Association Pool	5.00%	8/40	42,568,009
41,609,878	Federal National Mortgage Association Pool	4.50%	3/41	42,355,930
35,137,907	Federal National Mortgage Association Pool	4.50%	2/41	35,784,389
34,331,457	Federal National Mortgage Association Pool	4.50%	2/41	34,947,009
28,902,076	Federal National Mortgage Association Pool	5.00%	4/41	30,330,245
27,722,600	Federal National Mortgage Association Pool	4.50%	11/40	28,232,653
26,441,968	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	25,964,773
23,500,026	Federal Home Loan Mortgage Corporation Pool	5.00%	8/40	24,557,528
23,065,357	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	22,692,347
20,592,710	Federal National Mortgage Association Pool	5.00%	11/40	21,565,233
20,000,000	Federal National Mortgage Association Pool (Pre-Issue)	5.00%	1/30	20,988,281
17,428,968	Federal Home Loan Mortgage Corporation Pool	5.00%	4/41	18,245,951
17,434,781	Federal Home Loan Mortgage Corporation Pool	5.00%	9/40	18,211,174
15,845,257	Federal Home Loan Mortgage Corporation Pool	5.00%	3/41	16,588,003
16,008,727	Federal National Mortgage Association Pool	4.50%	12/40	16,303,262
15,015,217	Federal National Mortgage Association Pool	4.00%	2/41	14,776,499
14,989,777	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	14,719,259
13,343,032	Federal National Mortgage Association Pool	4.00%	3/41	13,126,729

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Principal and Interest - Fixed Rate Agency Securities (217.45%) (continued)
$12,425,150	Federal National Mortgage Association Pool	4.00%	1/41	$12,248,965
11,830,784	Federal National Mortgage Association Pool	4.50%	9/40	12,042,907
10,969,904	Government National Mortgage Association Pool	5.00%	6/40	11,676,092
11,358,645	Federal National Mortgage Association Pool	4.00%	11/40	11,178,061
10,752,819	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	10,570,525
9,851,042	Government National Mortgage Association Pool	5.00%	7/40	10,454,419
9,979,949	Federal National Mortgage Association Pool	5.00%	12/40	10,451,267
10,283,701	Federal Home Loan Mortgage Corporation Pool	4.00%	2/41	10,109,360
9,347,186	Federal National Mortgage Association Pool	5.50%	10/39	10,032,159
9,146,678	Government National Mortgage Association Pool	5.00%	4/40	9,735,495
9,252,100	Federal National Mortgage Association Pool	4.00%	1/41	9,116,571
9,373,634	Federal Home Loan Mortgage Corporation Pool	3.50%	1/41	8,808,287
8,821,114	Federal Home Loan Mortgage Corporation Pool	4.00%	3/41	8,674,325
8,404,811	Federal Home Loan Mortgage Corporation Pool	4.50%	10/40	8,540,733
7,917,403	Federal National Mortgage Association Pool	5.00%	9/40	8,290,077
7,639,660	Federal Home Loan Mortgage Corporation Pool	5.00%	8/40	7,979,863
7,283,344	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	7,935,431
7,114,948	Government National Mortgage Association Pool	5.00%	8/40	7,572,972
7,196,991	Federal National Mortgage Association Pool	5.00%	9/40	7,535,756
6,889,639	Federal National Mortgage Association Pool	5.00%	7/40	7,213,936
6,810,839	Federal National Mortgage Association Pool	5.00%	4/41	7,149,519
6,837,810	Federal Home Loan Mortgage Corporation Pool	5.00%	1/41	7,145,511
7,000,000	Federal National Mortgage Association Pool (Pre-Issue)	4.50%	4/41	7,135,352
6,695,122	Federal National Mortgage Association Pool	5.00%	8/40	7,011,309

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Principal and Interest - Fixed Rate Agency Securities (217.45%) (continued)
$7,105,531	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	$6,990,622
6,172,119	Government National Mortgage Association Pool	5.00%	7/40	6,550,161
6,000,000	Federal National Mortgage Association Pool (Pre-Issue)	5.00%	4/41	6,299,297
6,066,717	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	5,968,607
5,967,032	Federal National Mortgage Association Pool	4.00%	2/41	5,882,421
5,497,145	Federal National Mortgage Association Pool	5.50%	3/40	5,879,369
5,303,620	Federal National Mortgage Association Pool	6.00%	12/38	5,768,101
5,413,759	Federal National Mortgage Association Pool	5.00%	11/40	5,671,124
5,592,491	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	5,502,050
5,062,514	Federal National Mortgage Association Pool	4.50%	12/40	5,160,402
4,787,793	Federal National Mortgage Association Pool	4.50%	11/40	4,872,889
4,617,398	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,534,068
4,224,310	Federal National Mortgage Association Pool	5.00%	4/41	4,434,370
4,097,511	Federal National Mortgage Association Pool	5.50%	11/39	4,387,538
4,318,852	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	4,249,008
3,988,350	Government National Mortgage Association Pool	5.00%	7/40	4,232,637
3,880,584	Federal National Mortgage Association Pool	5.00%	6/40	4,065,063
3,205,869	Federal Home Loan Mortgage Corporation Pool	5.00%	9/40	3,350,133
3,329,150	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	3,275,311
3,242,044	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	3,189,614
2,767,515	Federal Home Loan Mortgage Corporation Pool	4.00%	8/40	2,722,759
2,089,129	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	2,055,343
4,655,509	Other Federal National Mortgage Association Pools	6.00%	9/39 - 2/40	5,064,498
4,776,094	Other Federal National Mortgage Association Pools	3.50%	10/40 - 11/40	4,498,756

				854,224,659

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Interest Only - Fixed Rate Agency Securities (1.09%)
$27,222,575	Other Federal National Mortgage Association	4.00% - 5.50%	6/24 - 10/40	$4,298,160

				4,298,160

TBA - Fixed Rate Agency Securities (0.24%) (c)
1,000,000	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	4/11	939,609

				939,609

Total Fixed Rate Agency Securities (Cost $864,356,857)				859,462,428

Floating Rate Agency Securities (20.27%)

Principal and Interest - Floating Rate Agency Securities (20.27%)
14,284,105	Federal National Mortgage Association Pool	5.83%	12/36	15,123,297
11,612,106	Federal National Mortgage Association Pool	5.72%	1/38	12,320,242
11,202,645	Federal National Mortgage Association Pool	5.10%	5/38	11,794,420
9,501,792	Federal National Mortgage Association Pool	5.22%	12/35	9,993,767
8,618,178	Federal National Mortgage Association Pool	5.76%	10/36	9,065,785
8,209,947	Federal National Mortgage Association Pool	5.24%	2/38	8,672,357
4,120,466	Federal National Mortgage Association Pool	5.69%	4/36	4,368,944
3,442,557	Federal Home Loan Mortgage Corporation Pool	2.89%	7/34	3,611,496
2,587,469	Federal National Mortgage Association Pool	5.50%	9/37	2,715,067
1,839,985	Other Federal National Mortgage Association Pool	5.00%	10/33	1,944,713

Total Floating Rate Agency Securities (Cost $79,084,230)				79,610,088

Total Agency Securities (Cost $943,441,087)				939,072,516

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Private Label Securities (93.62%)

Principal and Interest - Private Label Securities (93.41%)
$506,661,566	Various	0.31% - 9.35%	5/19 - 12/46	$366,928,436

Total Principal and Interest - Private Label Securities (Cost $356,826,490)				366,928,436

Interest Only - Private Label Securities (0.21%)
79,226,168	Various	0.50% - 0.65%	9/47	836,989

Total Interest Only - Private Label Securities (Cost $705,747)				836,989

Residual Certificates - Private Label Securities (0.00%)
221,034,576	Various	—	6/37	—

Total Residual Certificates - Private Label Securities (Cost $598,904)				—

Total Private Label Securities (Cost $358,131,141)				367,765,425

Total Mortgage-Backed Securities (Cost $1,301,572,228)				1,306,837,941

Commercial Mortgage Loans (1.19%) (o)
5,000,000	Various	5.75%	11/12	4,675,000

Total Commercial Mortgage Loans (Cost $4,689,839)				4,675,000

Total Long Investments (Cost $1,306,262,067)				$1,311,512,941

Repurchase Agreements (10.21%) (d)
$ 20,075,000	Nomura Securities International Inc. Collateralized by Par Value $20,000,000 U.S Treasury Note, Coupon 1.25%, Maturity Date 2/14	(0.02)%	4/11	$20,075,000
20,050,000	Nomura Securities International Inc. Collateralized by Par Value $20,000,000 U.S Treasury Note, Coupon 3.63%, Maturity Date 2/21	(0.02)%	4/11	20,050,000

Total Repurchase Agreements (Cost $40,125,000)				$40,125,000

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Investments Sold Short (-189.11%)

TBA - Fixed Rate Agency Securities Sold Short (-178.85%) (c) (e)
$(205,400,000)	Federal National Mortgage Association (30 Year)	4.50%	4/11	$(209,050,665)
(95,000,000)	Government National Mortgage Association (30 Year)	5.00%	4/11	(100,759,375)
(81,000,000)	Federal National Mortgage Association (30 Year)	5.00%	4/11	(84,749,414)
(60,000,000)	Federal National Mortgage Association (30 Year)	5.00%	5/11	(62,582,813)
(50,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	5/11	(52,039,063)
(48,000,000)	Government National Mortgage Association (30 Year)	5.00%	5/11	(50,778,750)
(44,900,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	4/11	(44,082,680)
(43,000,000)	Federal National Mortgage Association (30 Year)	4.00%	4/11	(42,302,930)
(22,500,000)	Federal National Mortgage Association (30 Year)	5.50%	4/11	(24,064,453)
(23,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	4/11	(24,006,250)
(7,500,000)	Federal National Mortgage Association (30 Year)	6.00%	4/11	(8,156,836)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds - $702,227,376)				(702,573,229)

U.S. Treasury Securities Sold Short (-10.26%)
(20,000,000)	U.S. Treasury Note	3.63%	2/21	(20,288,567)
(20,000,000)	U.S. Treasury Note	1.25%	2/14	(20,016,270)

Total U.S. Treasury Securities Sold Short (Proceeds -$40,368,107)				(40,304,837)

Total Investments Sold Short (Proceeds -$742,595,483)				$(742,878,066)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2011 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional or Number of Contracts	Range of Expiration Dates	Value
				Expressed in U.S. Dollars
Financial Derivatives - Assets (40.90%)
Swaps (40.90%) (f)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Cost $422,819) (g)	Credit	$7,405,976	6/36 - 7/36	$518,673
Interest Rate Swaps (h)	Interest Rates	$23,000,000	3/16 - 3/21	126,872
Short Swaps:
Credit Default Swaps on Asset Backed Securities (i)	Credit	$(113,154,094)	6/34 - 12/36	90,382,805
Credit Default Swaps on Asset Backed Indices: (j)	Credit
ABX.HE AAA 2007-1 Index		$(74,726,016)	8/37	42,532,740
Other		$(103,471,409)	8/37 - 10/52	24,636,136
Interest Rate Swaps (k)	Interest Rates	$(154,100,000)	12/15 - 3/21	2,470,485

Total Swaps (Cost $169,860,938)				160,667,711

Total Financial Derivatives - Assets (Cost $169,860,938)				$160,667,711

Financial Derivatives - Liabilities (-2.51%)
Swaps (-2.36% )
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Proceeds - $6,369,661) (g)	Credit	$21,153,690	8/37 - 12/49	$(6,744,367)
Interest Rate Swaps (h)	Interest Rates	$51,500,000	11/15 - 3/21	(530,122)
Short Swaps:
Interest Rate Swaps (k)	Interest Rates	$(83,750,000)	10/14 - 11/20	(1,695,331)
Credit Default Swaps on Corporate Bond Indices (l)	Credit	$(19,700,000)	6/15	(220,463)
Credit Default Swaps on Asset Backed Indices (j)	Credit	$(900,624)	7/36	(94,853)

Total Swaps (Net Proceeds - $6,270,207)				$(9,285,136)

Futures (-0.15%) (m)
Short Futures:
Eurodollar contracts	Interest Rates	(270)	6/11 - 9/12	(571,150)

Total Futures				(571,150)

Total Financial Derivatives - Liabilities (Net Proceeds - $6,270,207)				$(9,856,286)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2011 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 and Note 9 in Notes to Consolidated Financial Statements.
(b)	At March 31, 2011, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 140.69%, 65.45%, and 32.91% of shareholders’ equity, respectively.
(c)	To Be Announced (“TBA”) securities settle on a forward basis. At settlement the purchaser generally receives agency pass-through mortgage certificates with original maturity dates typically between 15 and 30 years.
(d)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(e)	At March 31, 2011, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 109.69%, 30.58%, and 38.58% of shareholders’ equity, respectively.
(f)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	13.74%
Affiliates of Credit Suisse	8.78%
Affiliates of Deutsche Bank	5.14%

(g)	For long credit default swaps on asset backed indices, the Company sold protection.
(h)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(i)	For short credit default swaps on asset backed securities, the Company purchased protection.
(j)	For short credit default swaps on asset backed indices, the Company purchased protection.
(k)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(l)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(m)	Each contract represents a notional amount of $1,000,000.
(n)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Rating Description	Percentage of Shareholders’ Equity
Unrated but Agency-Guaranteed	239.05%
Aaa/AAA/AAA	3.02%
Aa/AA/AA	5.15%
A/A/A	8.12%
Baa/BBB/BBB	6.60%
Ba/BB/BB or below	70.73%
Unrated	1.19%

(o)	Maturity date may be extended through November 4, 2015.

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

Principal and Interest - Fixed Rate Agency Securities (190.72%)

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (190.72%) (continued)

$14,673,788	Federal National Mortgage Association Pool	4.00%	11/40	$14,601,566
14,052,718	Federal National Mortgage Association Pool	4.00%	12/40	14,007,706
14,085,775	Federal National Mortgage Association Pool	3.50%	1/41	13,451,365
11,888,330	Federal National Mortgage Association Pool	4.50%	9/40	12,208,758
11,073,845	Government National Mortgage Association Pool	5.00%	6/40	11,859,396
11,018,284	Federal National Mortgage Association Pool	4.50%	7/25	11,573,502
9,886,839	Government National Mortgage Association Pool	5.00%	7/40	10,523,305
9,534,263	Federal National Mortgage Association Pool	5.50%	10/39	10,238,159
9,622,371	Federal National Mortgage Association Pool	4.50%	8/25	10,110,256
9,696,958	Federal Home Loan Mortgage Corporation Pool	4.50%	11/40	9,953,019
9,185,172	Government National Mortgage Association Pool	5.00%	4/40	9,836,745
8,436,119	Federal Home Loan Mortgage Corporation Pool	4.50%	10/40	8,648,340
7,945,384	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	8,632,535
8,224,296	Federal Home Loan Mortgage Corporation Pool	5.00%	8/40	8,636,796
7,307,028	Federal National Mortgage Association Pool	5.00%	7/40	7,690,077
7,188,742	Government National Mortgage Association Pool	5.00%	8/40	7,698,694
7,203,182	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	7,166,041
6,726,472	Federal National Mortgage Association Pool	5.00%	8/40	7,087,494
6,193,991	Government National Mortgage Association Pool	5.00%	7/40	6,592,729

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (190.72%) (continued)

$5,820,187	Federal National Mortgage Association Pool	6.00%	12/38	$6,326,725
6,262,042	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	6,218,991
6,095,615	Federal National Mortgage Association Pool	4.00%	11/40	6,063,708
6,097,159	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	6,065,721
5,703,267	Federal National Mortgage Association Pool	4.50%	8/25	5,988,876
5,433,049	Federal National Mortgage Association Pool	5.00%	11/40	5,722,953
5,093,029	Federal National Mortgage Association Pool	4.50%	8/25	5,348,078
5,082,202	Federal National Mortgage Association Pool	4.50%	12/40	5,222,360
4,812,155	Federal National Mortgage Association Pool	4.50%	11/40	4,944,865
4,377,082	Federal National Mortgage Association Pool	5.50%	11/39	4,689,291
4,636,881	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,605,002
4,394,322	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	4,371,664
4,003,459	Government National Mortgage Association Pool	5.00%	7/40	4,261,182
3,611,892	Federal National Mortgage Association Pool	4.50%	12/40	3,711,501
3,217,875	Federal Home Loan Mortgage Corporation Pool	5.00%	9/40	3,383,294
3,355,673	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	3,338,370
2,931,882	Federal National Mortgage Association Pool	4.50%	9/25	3,074,124
2,779,368	Federal Home Loan Mortgage Corporation Pool	4.00%	8/40	2,765,037
2,157,241	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	2,146,118
5,210,008	Other Federal National Mortgage Association Pools	6.00%	9/39 - 2/40	5,664,713

				769,894,618

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
TBA - Fixed Rate Agency Securities (13.47%) (c)

$25,000,000	Government National Mortgage Association (30 Year)	4.00%	1/11	$25,152,344
25,000,000	Federal National Mortgage Association (30 Year)	4.00%	2/11	24,796,875
4,650,000	Federal National Mortgage Association (30 Year)	3.50%	1/11	4,440,387

				54,389,606

Total Fixed Rate Agency Securities (Cost $828,147,519)				824,284,224

Floating Rate Agency Securities (20.09%)

Principal and Interest - Floating Rate Agency Securities (20.09%)

15,366,349	Federal National Mortgage Association Pool	5.84%	12/36	16,265,797
12,274,343	Federal National Mortgage Association Pool	5.68%	1/38	13,025,532
11,853,952	Federal National Mortgage Association Pool	5.10%	5/38	12,475,639
10,983,637	Federal National Mortgage Association Pool	5.22%	12/35	11,567,895
8,928,303	Federal National Mortgage Association Pool	5.76%	10/36	9,392,064
8,641,078	Federal National Mortgage Association Pool	5.22%	2/38	9,127,052
4,123,128	Federal National Mortgage Association Pool	5.69%	4/36	4,379,549
3,012,020	Federal National Mortgage Association Pool	5.50%	9/37	3,172,898
1,608,406	Federal National Mortgage Association Pool	6.06%	1/38	1,686,469

Total Floating Rate Agency Securities (Cost $80,166,989)				81,092,895

Total Agency Securities (Cost $908,314,508)				905,377,119

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Private Label Securities (84.40%)

Principal and Interest - Private Label Securities (82.97%)

$482,838,475	Various	0.32% - 53.41%	6/18 - 2/51	$334,908,926

Total Principal and Interest - Private Label Securities (Cost $321,067,655)				334,908,926

Interest Only - Private Label Securities (1.43%)

127,239,018	Various	0.50% - 5.24%	4/35 - 9/47	5,780,515

Total Interest Only - Private Label Securities (Cost $2,490,766)				5,780,515

Residual Certificates - Private Label Securities (0.00%)

225,639,768	Various	—	6/37	—

Total Residual Certificates - Private Label Securities (Cost $611,382)				—

Total Private Label Securities (Cost $324,169,803)				340,689,441

Total Mortgage-Backed Securities (Cost $1,232,484,311)				1,246,066,560

Total Long Investments (Cost $1,232,484,311)				$1,246,066,560

Repurchase Agreements (6.36%) (d)

$25,683,750	Credit Suisse First Boston	0.00%	1/11	$25,683,750

	Collateralized by Par Value $27,000,000 U.S. Treasury Note,
	Coupon 2.63%, Maturity Date 11/20

Total Repurchase Agreements (Cost $25,683,750)				$25,683,750

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Investments Sold Short (-192.02%)

TBA - Fixed Rate Agency Securities Sold Short (-185.71%) (c) (e)

$(136,500,000)	Federal National Mortgage Association (30 Year)	4.50%	1/11	$(140,093,789)
(113,000,000)	Government National Mortgage Association (30 Year)	5.00%	1/11	(120,168,438)
(114,500,000)	Federal National Mortgage Association (30 Year)	4.00%	1/11	(113,900,664)
(62,000,000)	Federal National Mortgage Association (30 Year)	5.00%	1/11	(65,172,656)
(63,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	1/11	(62,547,188)
(40,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	2/11	(39,593,750)
(35,000,000)	Federal National Mortgage Association (15 Year)	4.50%	1/11	(36,698,047)
(33,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/11	(34,613,906)
(30,000,000)	Government National Mortgage Association (30 Year)	5.00%	2/11	(31,842,188)
(27,500,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	1/11	(28,174,609)
(24,500,000)	Government National Mortgage Association (30 Year)	4.50%	1/11	(25,432,148)
(25,000,000)	Government National Mortgage Association (30 Year)	4.00%	1/11	(25,171,875)
(16,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	1/11	(17,052,500)
(7,500,000)	Federal National Mortgage Association (30 Year)	6.00%	1/11	(8,152,734)
(1,000,000)	Federal National Mortgage Association (30 Year)	5.50%	2/11	(1,068,203)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds - $750,520,119)				(749,682,695)

U.S. Treasury Securities Sold Short (-6.31%)

(27,000,000)	U.S. Treasury Note	2.63%	11/20	(25,462,403)

Total U.S. Treasury Securities Sold Short (Proceeds - $25,261,493)				(25,462,403)

Total Investments Sold Short (Proceeds -$775,781,612)				$(775,145,098)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional or Number of Contracts	Range of Expiration Dates	Value
				Expressed in U.S. Dollars
Financial Derivatives - Assets (49.88%)
Swaps (49.88%) (f)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Cost $4,032,984) (g)	Credit	$74,128,336	6/36 - 7/36	$3,566,639
Interest Rate Swaps (h)	Interest Rates	$5,000,000	12/20	46,757
Short Swaps:
Credit Default Swaps on Asset
Backed Securities (i)	Credit	$(127,088,962)	6/34 - 12/36	102,851,109
Credit Default Swaps on Asset
Backed Indices: (j)	Credit
ABX.HE AAA 2007-1 Index		$(108,594,843)	8/37	60,648,862
Other		$(92,449,044)	8/37 - 2/51	32,473,731
Interest Rate Swaps (k)	Interest Rates	$(60,000,000)	12/15 - 12/20	1,748,274

Total Swaps (Cost $208,958,359)				201,335,372

Total Financial Derivatives - Assets (Cost $208,958,359)				$201,335,372

Financial Derivatives - Liabilities (-5.21%)
Swaps (-4.99%)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Proceeds - $17,559,397) (g)	Credit	$37,588,800	8/37 - 12/49	$(17,941,713)
Interest Rate Swaps (h)	Interest Rates	$10,000,000	11/15 - 11/20	(215,277)
Short Swaps:
Interest Rate Swaps (k)	Interest Rates	$(83,750,000)	10/14 - 12/15	(1,461,228)
Credit Default Swaps on Asset Backed Indices (j)	Credit	$(4,434,787)	7/36	(336,263)
Credit Default Swaps on Corporate Bond Indices (l)	Credit	$(19,700,000)	6/15	(185,847)

Total Swaps (Net Proceeds - $17,718,129)				(20,140,328)

Futures (-0.22%) (m)
Short Futures:
Eurodollar contracts	Interest Rates	(400)	3/11 - 9/12	(890,001)

Total Futures				(890,001)

Total Financial Derivatives - Liabilities (Net Proceeds - $17,718,129)				$(21,030,329)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 and Note 9 in Notes to Consolidated Financial Statements.
(b)	At December 31, 2010, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 102.88%, 76.12%, and 45.28% of shareholders’ equity, respectively.
(c)	To Be Announced (“TBA”) securities settle on a forward basis. At settlement the purchaser generally receives agency pass-through mortgage certificates with original maturity dates typically between 15 and 30 years.
(d)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(e)	At December 31, 2010, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 90.44%, 45.08%, and 50.19% of shareholders’ equity, respectively.
(f)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	19.22%
Affiliates of Credit Suisse	9.07%

(g)	For long credit default swaps on asset backed indices, the Company sold protection.
(h)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(i)	For short credit default swaps on asset backed securities, the Company purchased protection.
(j)	For short credit default swaps on asset backed indices, the Company purchased protection.
(k)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(l)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(m)	Each contract represents a notional amount of $1,000,000.
(n)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Percentage of
Rating Description	Shareholders’ Equity
Unrated but Agency-Guaranteed	224.28%
Aaa/AAA/AAA	6.81%
Aa/AA/AA	13.91%
A/A/A	4.46%
Baa/BBB/BBB	6.00%
Ba/BB/BB or below	53.22%
Unrated	0.00%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010
	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$15,848,781	$11,916,621

EXPENSES
Base management fee	1,480,973	1,104,283
Incentive fee	612,192	482,715
Share-based LTIP expense	37,509	726,163
Interest expense	1,543,272	806,795
Professional fees	553,450	410,869
Compensation expense	247,550	290,000
Insurance expense	166,563	275,000
Agency and administration fees	239,629	171,171
Custody and other fees	295,401	105,791
Directors’ fees and expenses	73,988	80,805

Total expenses	5,250,527	4,453,592

NET INVESTMENT INCOME (LOSS)	10,598,254	7,463,029

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	8,235,711	3,789,933
Swaps	3,739,272	8,008,232
Futures	(371,476)	(737,680)
Purchased options	—	(580,860)

	11,603,507	10,479,625

Change in net unrealized gain (loss) on:
Investments	(9,250,472)	215,578
Swaps	(2,162,969)	(10,225,754)
Futures	318,850	(878,688)
Purchased options	—	541,668

	(11,094,591)	(10,347,196)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	508,916	132,429

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$11,107,170	$7,595,458

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.66	$0.61

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010
	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income (loss)	$10,598,254	$7,463,029
Net realized gain (loss) on investments and financial derivatives	11,603,507	10,479,625
Change in net unrealized gain (loss) on investments and financial derivatives	(11,094,591)	(10,347,196)

Net increase (decrease) in shareholders’ equity resulting from operations	11,107,170	7,595,458

CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Shares issued in connection with incentive fee payment	142,150	227,417
Dividends paid	(22,125,562)	(15,454,619)
Share-based LTIP awards	37,509	726,163

Net increase (decrease) in shareholders’ equity from shareholder transactions	(21,945,903)	(14,501,039)

Net increase (decrease) in shareholders’ equity	(10,838,733)	(6,905,581)
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	403,671,712	299,794,013

SHAREHOLDERS’ EQUITY, END OF PERIOD	$392,832,979	$292,888,432

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010
	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY
RESULTING FROM OPERATIONS	$11,107,170	$7,595,458
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	11,094,591	10,347,196
Net realized (gain) loss on investments and financial derivatives	(11,603,507)	(10,479,625)
Amortization of premiums and accretion of discounts (net)	(2,720,750)	(1,461,526)
Purchase of investments	(966,316,049)	(410,389,489)
Proceeds from disposition of investments	879,455,975	415,601,322
Proceeds from principal payments of investments	23,897,763	34,014,966
Proceeds from investments sold short	983,292,292	519,497,422
Repurchase of investments sold short	(1,016,337,405)	(511,804,065)
Payments made to open financial derivatives	(29,423,956)	(101,720,235)
Proceeds received to close financial derivatives	66,611,917	54,433,215
Proceeds received to open financial derivatives	7,963,504	21,748,965
Payments made to close financial derivatives	(14,134,170)	(8,434,763)
Shares issued in connection with incentive fee payment	142,150	227,417
Share-based LTIP expense	37,509	726,163
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	(14,441,250)	—
(Increase) decrease in receivable for securities sold	(158,678,448)	(18,985,992)
(Increase) decrease in deposits with dealers held as collateral	(1,477,270)	1,580,183
(Increase) decrease in interest and principal receivable	450,256	(7,160,317)
(Increase) decrease in prepaid insurance	(488,583)	(819,005)
Increase (decrease) in liabilities:
Increase (decrease) in due to brokers - margin accounts	(31,821,189)	24,460,276
Increase (decrease) in payable for securities purchased	166,775,564	119,933,116
Increase (decrease) in accounts payable and accrued expenses	570,708	388,243
Increase (decrease) in incentive fee payable	470,042	(1,791,456)
Increase (decrease) in interest and dividends payable	259,808	(198,743)
Increase (decrease) in base management fee payable	1,480,973	(32,739)

Net cash provided by (used in) operating activities	(93,832,355)	137,275,987

Cash flows provided by (used in) financing activities:
Offering costs paid	(134,500)	(562,744)
Dividends paid	(22,125,562)	(15,454,619)
Reverse repurchase agreements, net of repayments	121,741,743	(119,838,125)

Net cash provided by (used in) financing activities	99,481,681	(135,855,488)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,649,326	1,420,499
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,790,818	102,863,164

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,440,144	$104,283,663

Supplemental disclosure of cash flow information:
Interest paid	$1,283,464	$924,347

Shares issued in connection with incentive fee payment (non-cash)	$142,150	$227,417

Share-based LTIP awards (non-cash)	$37,509	$726,163

Aggregate TBA trade activity (buys + sells) (non-cash)	$5,633,197,548	$2,279,674,063

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) MARCH 31, 2011

1. Organization and Investment Objective

Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007 upon the completion of its initial private capitalization. EF Securities LLC, a wholly owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on October 12, 2007 and commenced operations on November 30, 2007. EF Mortgage LLC, a wholly owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF CMO LLC, a wholly owned consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. Ellington Financial LLC, EF Securities LLC, EF Mortgage LLC and EF CMO LLC are hereafter collectively referred to as the “Company”. All inter-company accounts are eliminated in consolidation.

On October 14, 2010, the Company closed its initial public offering of its common shares representing limited liability company interests, or common shares, pursuant to which it sold 4,500,000 common shares to the public at a public offering price of $22.50. The Company raised approximately $101.3 million in gross proceeds, resulting in net proceeds of approximately $94.7 million after deducting underwriting discounts and other offering costs. The Company’s common shares trade on the New York Stock Exchange under the symbol “EFC”.

The Company is a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or “RMBS”, backed by prime jumbo, Alt-A and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, mortgage-related derivatives, commercial mortgage-backed securities, or “CMBS,” commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities and derivatives. The Company may also opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, asset-backed securities, or “ABS,” backed by consumer and commercial assets and non-mortgage-related derivatives.

The Company’s primary objective is to generate attractive risk-adjusted returns by constructing a portfolio of investments (that may also include direct investments in mortgage-related business platforms) and by implementing a strategy that can generate high risk-adjusted returns on these investments.

Ellington Financial Management, LLC (“EFM” or the “Manager”) is a registered investment advisor that serves as the Manager to the Company pursuant to the terms of the Second Amended and Restated Management Agreement dated October 1, 2010 (the “Management Agreement”). EFM is an affiliate of Ellington Management Group, L.L.C., an investment management firm and also a registered investment advisor. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.

2. Significant Accounting Policies

(A) Basis of Presentation: The Company’s unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for investment companies, ASC 946, Financial Services—Investment Companies (“ASC 946”), for interim financial information. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

(C) Securities Transactions and Investment Income: Securities transactions are recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Generally, interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, or “MBS” and U.S. Treasury holdings, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are reevaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses.

(D) Cash and Cash Equivalents: On the Consolidated Statement of Cash Flows the Company has revised prior period classifications to conform to current period presentation. Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of March 31, 2011, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation. As of December 31, 2010, 70% and 30% of cash and cash equivalents were held in the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively.

(E) Financial Derivatives: The Company enters into various types of financial derivatives. The two major types utilized are swaps and futures.

Swaps: The Company may enter into various types of swaps, including interest rate swaps, total return swaps, and credit default swaps. The primary risk associated with the Company’s interest rate swap activity is interest rate risk. The primary risk associated with the Company’s total return swap activity has been equity market risk. The Company did not have any total return swaps outstanding as of March 31, 2011. The primary risk associated with the Company’s credit default swaps is credit risk.

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

Futures Contracts: A futures contract is an agreement between two parties to buy and sell a financial instrument for a set price on a future date. The Company enters into Eurodollar futures contracts to hedge its interest rate risk. Initial margin deposits are made upon entering into futures contracts and can be either cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. Variation margin payments are made or received periodically, depending upon whether unrealized gains or losses are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company’s basis in the contract.

Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset backed securities, credit default swaps on asset backed indices, credit default swaps on corporate bonds, interest rate swaps, and Eurodollar futures contracts.

Swap assets are included in Financial Derivatives—Assets on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Swap liabilities are included in Financial Derivatives—Liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized depreciation on futures contracts is included in Financial Derivatives—Liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For interest rate swaps, credit default swaps and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 132%, 81%, and 80%, respectively, of average monthly notional amounts of each such category outstanding during the three month period ended March 31, 2011. For interest rate swaps, credit default swaps, and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 318%, 133%, and 38%, respectively, of average monthly notional amounts of each such category outstanding during the year ended December 31, 2010. The Company uses average monthly notional amounts outstanding to indicate the volume of activity with respect to these instruments.

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

(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. Interest on the value of repurchase and reverse repurchase agreements issued and outstanding is based upon competitive market rates at the time of issuance. The Company accounts for reverse repurchase agreements as collateralized borrowings. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. The Company enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements netted in the consolidated financial statements.

Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At March 31, 2011, the Company’s open reverse repurchase agreements had remaining terms that ranged from 4 to 287 days and had interest rates ranging from 0.23% to 2.60%. At March 31, 2011, approximately 83% of open reverse repurchase agreements were with five counterparties. At December 31, 2010, the Company’s open reverse repurchase agreements had remaining terms that ranged from 13 to 178 days and had interest rates ranging from 0.27% to 2.60%. At December 31, 2010, approximately 77% of open reverse repurchase agreements were with four counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of March 31, 2011 and December 31, 2010, the Company did not have any material seller financing. No transactions are accounted for as linked transactions at March 31, 2011 and December 31, 2010.

(H) Purchased Options: The Company has entered into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid. The Company had no purchased options outstanding as of March 31, 2011.

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

The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier- month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of March 31, 2011, total assets included $0.9 million of TBAs as well as $702.7 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales.

As of March 31, 2011, total liabilities included $702.6 million of TBAs sold short as well as $1.9 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases. On a net basis, as of March 31, 2011, the Company held a net short position in TBAs of $701.7 million while at December 31, 2010, the Company held a net short position in TBAs of $695.3 million.

(J) Offering Costs/Placement Fees: Offering costs and placement fees are charged against shareholders’ equity. Costs associated with the Company’s public offering of common shares, which closed on October 14, 2010, were offset against the proceeds of the offering and charged against shareholders’ equity as of December 31, 2010.

(K) LTIP Units: Long term incentive plan units (“LTIP units”) have been issued to the Company’s dedicated officers, independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated officers and independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting period for units issued to officers and independent directors under the Ellington Incentive Plan for Individuals (the “Individual LTIP”) is typically one year. The vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the “Manager LTIP”) occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.

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

The Company follows the provisions of ASC 740-10, Income Taxes (“ASC 740-10”), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce shareholders’ equity. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2010, 2009, 2008 or 2007 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year.

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

(Q) Recent Accounting Pronouncements: In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). This amends Subtopic 820-10 to require new disclosures for transfers in and out of Levels 1 and 2 and reporting gross activity in Level 3 fair value measurements, and clarifies the level of detail of existing disclosures. The new disclosures and clarifications are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of reporting certain gross activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

On April 29, 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing— (Topic 860), Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). This modifies the criteria for determining when repurchase agreements and other similar transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). ASU 2011-03 is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on its consolidated financial statements.

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

Level 3 valuation methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment and default rate assumptions, and (ii) the solicitation of valuations from third parties (typically, broker-dealers). Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment and default rate assumptions. The Manager utilizes such information to assign a good faith valuation (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments. The Manager has been able to obtain third-party valuations on the vast majority of the Company’s financial instruments and expects to continue to solicit third-party valuations on substantially all of the Company’s financial instruments in the future to the extent practical.

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

The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at March 31, 2011:

Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$934,774,356	$4,298,160	$939,072,516
Private label residential mortgage-backed securities	—	—	354,681,940	354,681,940
Private label commercial mortgage-backed securities	—	—	13,083,485	13,083,485
Commercial Mortgage Loans	—	—	4,675,000	4,675,000

Total investments at value	—	934,774,356	376,738,585	1,311,512,941

Financial derivatives-assets-
Credit default swaps on asset backed securities	—	—	90,382,805	90,382,805
Credit default swaps on asset backed indices	—	67,687,549	—	67,687,549
Interest rate swaps	—	2,597,357	—	2,597,357

Total financial derivatives-assets	—	70,284,906	90,382,805	160,667,711

Repurchase agreements	—	40,125,000	—	40,125,000

Total investments, financial derivatives-assets and repurchase agreements	$—	$1,045,184,262	$467,121,390	$1,512,305,652

Liabilities:
Investments sold short-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(742,878,066)	$—	$(742,878,066)

Financial derivatives-liabilities-
Credit default swaps on corporate indices	—	(220,463)	—	(220,463)
Credit default swaps on asset backed indices	—	(6,839,220)	—	(6,839,220)
Interest rate swaps	—	(2,225,453)	—	(2,225,453)
Unrealized depreciation on futures contracts	(571,150)	—	—	(571,150)

Total financial derivatives-liabilities	(571,150)	(9,285,136)	—	(9,856,286)

Total investments sold short and financial derivatives-liabilities	$(571,150)	$(752,163,202)	$—	$(752,734,352)

Investments under the U.S. Treasury and Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers between Level 1, Level 2, or Level 3 financial instruments during the three month period ended March 31, 2011.

The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at December 31, 2010:

Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$905,377,119	$—	$905,377,119
Private label residential mortgage-backed securities	—	—	338,839,441	338,839,441
Private label commercial mortgage-backed securities	—	—	1,850,000	1,850,000

Total investments at value	—	905,377,119	340,689,441	1,246,066,560

Financial derivatives-assets-
Credit default swaps on asset backed securities	—	—	102,851,109	102,851,109
Credit default swaps on asset backed indices	—	96,689,232	—	96,689,232
Interest rate swaps	—	1,795,031	—	1,795,031

Total financial derivatives-assets	—	98,484,263	102,851,109	201,335,372

Repurchase agreements	—	25,683,750	—	25,683,750

Total investments, financial derivatives-assets and repurchase agreements	$—	$1,029,545,132	$443,540,550	$1,473,085,682

Liabilities:
Investments sold short-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(775,145,098)	$—	$(775,145,098)

Financial derivatives-liabilities-
Credit default swaps on corporate indices	—	(185,847)	—	(185,847)
Credit default swaps on asset backed indices	—	(18,277,976)	—	(18,277,976)
Interest rate swaps	—	(1,676,505)	—	(1,676,505)
Unrealized depreciation on futures contracts	(890,001)	—	—	(890,001)

Total financial derivatives-liabilities	(890,001)	(20,140,328)	—	(21,030,329)

Total investments sold short and financial derivatives-liabilities	$(890,001)	$(795,285,426)	$—	$(796,175,427)

There were no transfers between Level 1, Level 2, or Level 3 financial instruments during the year ended December 31, 2010. Certain classifications in the above table have been conformed to current period presentation.

At December 31, 2010, the Company held money market investments that are included in cash and cash equivalents on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity and are considered Level 1 financial instruments.

The tables below include a roll-forward of the Company’s financial instruments for the three month periods ended March 31, 2011, and 2010, respectively (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended March 31, 2011

	Beginning Balance as of December 31, 2010	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of March 31, 2011
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(92,871)	$—	$8,211	$4,382,820	$—	$—	$4,298,160
Private label residential mortgage-backed securities	338,839,441	3,649,357	11,176,226	(6,637,770)	108,644,414	(100,989,728)	—	354,681,940
Private label commercial mortgage-backed securities	1,850,000	82,809	772,410	(247,587)	26,914,529	(16,288,676)	—	13,083,485
Commercial Mortgage Loans	—	14,839	—	(14,839)	4,675,000	—	—	4,675,000

Total investments at value	340,689,441	3,654,134	11,948,636	(6,891,985)	144,616,763	(117,278,404)	—	376,738,585

Financial derivatives- assets
Credit default swaps on asset backed securities	102,851,109	—	2,680,574	(3,250,683)	375,580	(12,273,775)	—	90,382,805

Total financial derivatives- assets	102,851,109	—	2,680,574	(3,250,683)	375,580	(12,273,775)	—	90,382,805

Total investments and financial derivatives-assets	$443,540,550	$3,654,134	$14,629,210	$(10,142,668)	$144,992,343	$(129,552,179)	$—	$467,121,390

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2011, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2011. For Level 3 financial instruments held by the Company at March 31, 2011, change in net unrealized gain (loss) of $(1.5) million and $(3.4) million for the three month period ended March 31, 2011 relate to investments and financial derivative-assets, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended March 31, 2010

	Beginning Balance as of December 31, 2009	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of March 31, 2010
Assets:
Investments at value-
Private label residential mortgage-backed securities	$210,363,731	$2,782,999	$2,245,208	$7,088,797	$63,245,208	$(50,781,675)	$—	$234,944,268

Total investments at value	210,363,731	2,782,999	2,245,208	7,088,797	63,245,208	(50,781,675)	—	234,944,268

Financial derivatives- assets
Credit default swaps on corporate bonds	8,475,895	—	2,279,190	(3,453,156)	1,319,885	(4,074,326)	—	4,547,488
Credit default swaps on asset backed securities	95,199,131	—	8,104,791	(8,939,219)	34,295,101	(9,119,284)	—	119,540,520
Other swaps	257,212	—	—	65,809	—	—	—	323,021

Total financial derivatives- assets	103,932,238	—	10,383,981	(12,326,566)	35,614,986	(13,193,610)	—	124,411,029

Total investments and financial derivatives-assets	$314,295,969	$2,782,999	$12,629,189	$(5,237,769)	$98,860,194	$(63,975,285)	—	$359,355,297

Liabilities:
Financial derivatives- liabilities
Credit default swaps on asset backed securities	$(10,547,540)	$—	$(570,694)	$1,191,476	$2,997,473	$(15,530)	$—	$(6,944,815)

Total financial derivatives- liabilities	$(10,547,540)	$—	$(570,694)	$1,191,476	$2,997,473	$(15,530)	$—	$(6,944,815)

In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements, which became effective for fiscal years beginning after December 15, 2010. As a result certain classifications in the above table have been conformed to the current period presentation.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2010, as well as Level 3 financial instruments disposed of by the Company during the three month-period ended March 31, 2010. For Level 3 financial instruments held by the Company at March 31, 2010, change in net unrealized gain (loss) of $5.3 million, $(10.5) million and $0.04 million for the three month period ended March 31, 2010 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively.

4. Financial Derivatives

Gains and losses on the Company’s derivative contracts for the three month periods ended March 31, 2011 and 2010 are summarized in the tables below:

March 31, 2011:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended March 31, 2011	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended March 31, 2011
Financial derivatives - assets
Credit Default Swaps on Asset Backed Securities	Credit	$2,680,574	$(3,250,680)
Credit Default Swaps on Asset Backed Indices	Credit	(5,045,641)	878,121
Interest Rate Swaps	Interest Rates	(267,087)	802,326

		(2,632,154)	(1,570,233)

Financial derivatives - liabilities
Credit Default Swaps on Asset Backed Indices	Credit	6,421,223	(9,171)
Credit Default Swaps on Corporate Bond Indices	Credit	(49,797)	(34,616)
Interest Rate Swaps	Interest Rates	—	(548,949)

		6,371,426	(592,736)

Futures contracts
Short Eurodollar contracts	Interest Rates	(371,476)	318,850

Total		$3,367,796	$(1,844,119)

March 31, 2010:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended March 31, 2010	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended March 31, 2010
Financial derivatives - assets
Credit Default Swaps on Asset Backed Securities	Credit	$8,104,791	$(8,939,219)
Credit Default Swaps on Asset Backed Indices	Credit	(1,464,680)	1,022,855
Credit Default Swaps on Corporate Bonds	Credit	2,279,190	(3,453,156)
Other Swaps	Credit	—	65,809
Interest Rate Swaps	Interest Rates	—	(109,329)

		8,919,301	(11,413,040)

Financial derivatives - liabilities
Credit Default Swaps on Asset Backed Securities	Credit	(570,694)	1,191,476
Credit Default Swaps on Asset Backed Indices	Credit	306,999	274,238
Credit Default Swaps on Corporate Bond Indices	Credit	(74,098)	(137,828)
Total Return Swaps	Equity Market	(573,276)	(10,930)
Interest Rate Swaps	Interest Rates	—	(129,670)

		(911,069)	1,187,286

Futures contracts
Short Eurodollar contracts	Interest Rates	(737,680)	(878,688)

Total		$7,270,552	$(11,104,442)

As of March 31, 2011, the Company is party to credit derivatives contracts in the form of credit default swaps on mortgage/asset backed securities and indices, or “ABSCDS”. As a seller of credit protection via ABSCDS, the Company receives periodic payments from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at March 31, 2011 and December 31, 2010, respectively, are summarized below:

Single Name and Index Credit Default Swaps (Asset Backed Securities)	Amount at March 31, 2011	Amount at December 31, 2010
Fair Value of Written Credit Derivatives, Net	$(6,225,694)	$(14,375,074)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$7,626,189	$18,286,216
Notional Amount of Written Credit Derivatives(2)	$(28,559,666)	$(111,717,136)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$33,169,874	$43,721,319

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.
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

Unless terminated by mutual agreement by both the buyer and seller, ABSCDS contracts typically terminate at the earlier of the (i) date the buyer of protection delivers the reference asset to the seller in exchange for payment of the notional balance following the occurrence of a credit event or (ii) date the reference asset is paid off in full, retired, or otherwise ceases to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of an underlying reference asset has deteriorated, credit spreads combined with a percentage of notional amounts paid up front (points up front) are frequently used as an indication of ABSCDS risk. ABSCDS credit protection sellers entering the market would expect to be paid a percentage of the current notional balance up front (points up front) approximately equal to the fair value of the contract in order to write protection on the reference assets underlying the Company’s ABSCDS contracts. Stated spreads at March 31, 2011 on ABSCDS contracts where the Company wrote protection range between 9 and 458 basis points on contracts that were outstanding at this date. Stated spreads at December 31, 2010 on ABSCDS contracts where the Company wrote protection range between 9 and 442 basis points on contracts that were outstanding at this date. However, participants entering the market at March 31, 2011 and December 31, 2010, would likely transact on similar contracts with material points upfront given these spreads. Total net up-front payments received relating to ABSCDS contracts outstanding at March 31, 2011 and December 31, 2010 were $5.9 million and $13.5 million, respectively.

5. Base Management Fee and Incentive Fee

The Company has engaged the Manager to manage the assets, operations and affairs of the Company and pays various management fees associated with that arrangement. Effective October 1, 2010, the Board of Directors approved a Second Amended and Restated Management Agreement between the Company and the Manager. The Base Management Fees and Incentive Fees payable under the agreement are detailed below.

Base Management Fees

The Manager receives an annual base management fee in an amount equal to 1.50% per annum of the Company’s shareholders’ equity as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter). The base management fee is payable quarterly in arrears.

Summary information—For the three month periods ended March 31, 2011 and 2010, the total base management fees incurred by the Company were $1.5 million and $1.1 million, respectively.

Incentive Fees

The Manager is entitled to receive a quarterly incentive fee equal to the positive excess of (i) the product of (A) 25% and (B) the excess of (1) Adjusted Net Income (described below) for the Incentive Calculation Period (which means such fiscal quarter and the immediately preceding three fiscal quarters) over (2) the sum of the Hurdle Amounts (described below) for the Incentive Calculation Period, over (ii) the sum of the incentive fees already paid or payable for each fiscal quarter in the Incentive Calculation Period preceding such fiscal quarter.

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

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter. There were no Loss Carryforwards as of the end of any fiscal quarter in 2010 or at March 31, 2011.

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

Summary information—Total incentive fees incurred for the three month periods ended March 31, 2011, and 2010, were $0.6 million and $0.5 million, respectively.

6. Long-Term Incentive Plan Units

In connection with its initial offering in 2007, the Company established the Manager Long-Term Incentive Plan (the “Manager LTIP”) and the Individual Long-Term Incentive Plan (the “Individual LTIP”). Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager. Pursuant to the terms of the Individual LTIP, each year since inception the Company has issued annual awards to its independent directors and, beginning in 2010, issued awards to certain of its dedicated officers.

As of December 31, 2010, LTIP units awarded to the Manager were fully vested and fully expensed. LTIP units held pursuant to the Manager LTIP are generally exercisable by the holder at any time after vesting. Each LTIP unit is convertible into one common share. During the three month period ended March 31, 2010, expense recognized related to the Manager LTIP was approximately $0.7 million. There is no cash flow effect from the issuance of the Manager LTIP units. The Manager LTIP units became fully vested as of August 17, 2010. Since inception, the aggregate expense associated with the Manager LTIP was $8.6 million.

Individual LTIP units in the amount of 3,750 units were granted to the Company’s independent directors on each of August 17, 2007, December 31, 2008, October 1, 2009 and October 1, 2010. Excluding the October 1, 2010 award, these grants have fully vested. The vesting period for awards issued to directors under the Individual LTIP has generally been one year from the date of grant. In addition, on December 15, 2010, the Company issued a total of 2,500 LTIP units to certain of its dedicated officers. The vesting period for this grant is also one year from the date of grant. LTIP units held pursuant to the Individual LTIP are generally exercisable by the holder at any time after vesting. Each LTIP unit is convertible into one common share. Costs associated with the Individual LTIP are measured as of the grant date and expensed ratably over the vesting period. The total expenses associated with the Individual LTIP units awarded to the independent directors for the three month periods ended March 31, 2011 and 2010, were $0.03 million and $0.02 million, respectively. The total expense associated with the Individual LTIP units awarded to the Company’s dedicated officers for the three month period ended March 31, 2011 was approximately $0.01 million. Unrecognized expense related to unvested Individual LTIP units awarded to independent directors was $0.05 million at March 31, 2011 and $0.07 million at December 31, 2010. Unrecognized compensation expense related to unvested Individual LTIP units awarded to certain of the Company’s dedicated officers was $0.04 million at March 31, 2011 and $0.05 million at December 31, 2010. Since inception, 7,500 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.

If all of the LTIP units that have previously been issued were to be fully vested and exchanged for common shares as of March 31, 2011, and December 31, 2010, the Company’s issued and outstanding common shares would increase to 16,889,742 and 16,883,342 shares, respectively, resulting in shareholders’ equity per share of $23.26 and $23.91 at March 31, 2011 and December 31, 2010, respectively.

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the three month periods ended March 31, 2011 and 2010, respectively.

Three Month Periods Ended March 31, 2011 and March 31, 2010:

	Three Month Period Ended March 31, 2011			Three Month Period Ended March 31, 2010
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2010, 12/31/2009, respectively)	375,000	10,000	385,000	375,000	7,500	382,500
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(2,500)	(2,500)

LTIP Units Outstanding (3/31/2011, 3/31/2010, respectively)	375,000	10,000	385,000	375,000	5,000	380,000

LTIP Units Vested and Outstanding (3/31/2011, 3/31/2010, respectively)	375,000	3,750	378,750	250,000	1,250	251,250

7. Common Share Capitalization

On August 17, 2007, in connection with the initial offering of common shares of the Company, 12,500,000 shares were issued with no par value. In addition, 50 shares were issued to the Manager for the initial formation of the Company. On October 14, 2010, in connection with the closing of the initial public offering of common shares of the Company, 4,500,000 common shares were issued at a price of $22.50 per share. The Company is a closed-end entity, thus shareholders do not have redemption rights.

The following tables set forth the dividend distributions authorized by the Board of Directors relating to the three month periods ended March 31, 2011 and 2010, payable to shareholders and LTIP holders:

Three Month Period Ended March 31, 2011

	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.40	$6,756,952	June 1, 2011	June 15, 2011

Three Month Period Ended March 31, 2010

	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.25	$3,091,417	May 18, 2010	June 15, 2010

Dividends are declared and paid on a quarterly basis in arrears. During the three month period ended March 31, 2011, the Company paid a dividend of $1.31 per share, or approximately $22.1 million, relating to net increase (decrease) in shareholders’ equity (“net income’) attributable to the year ended December 31, 2010. For the three month period ended March 31, 2010, the Company paid a dividend of $1.25, or approximately $15.5 million, relating to net income attributable to the year ended December 31, 2009.

Detailed below is a roll-forward of the Company’s common shares outstanding for the three month periods ended March 31, 2011 and 2010:

Three Month Periods Ended March 31, 2011 and March 31, 2010:

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010
Common Shares Outstanding (12/31/2010, 12/31/2009, respectively)	16,498,342	11,972,113

Share Activity:
Shares issued in connection with incentive fee payment	6,400	9,082
Director LTIP units exercised	—	2,500

Common Shares Outstanding (3/31/2011, 3/31/2010, respectively)	16,504,742	11,983,695

As of March 31, 2011 and December 31, 2010, related parties of the Company owned approximately 20.6% of common shares and LTIP units outstanding.

8. Earnings Per Share

The components of the computation of basic and diluted EPS were as follows:

	Three Months Ended March 31,
	2011	2010
Net increase in shareholders’ equity resulting from operations	$11,107,170	$7,595,458

Net increase in shareholders’ equity resulting from operations available to common share and LTIP holders:	11,107,170	7,595,458
Net increase in shareholders’ equity resulting from operations - common shares	10,853,933	7,361,221
Net increase in shareholders’ equity resulting from operations - LTIPs	253,237	234,237

Dividends Paid:
Common Shares	(21,621,212)	(14,979,619)
LTIPs	(504,350)	(475,000)

Total dividends paid to common share and LTIP holders	(22,125,562)	(15,454,619)
Undistributed earnings:
Common Shares	(10,767,279)	(7,618,398)
LTIPs	(251,113)	(240,763)

Total undistributed earnings attributable to common share and LTIP holders	$(11,018,392)	$(7,859,161)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	16,501,400	11,977,813
Weighted average participating LTIPs	385,000	381,139
Basic earnings per common share:
Distributed	$1.31	$1.25
Undistributed	(0.65)	(0.64)

	$0.66	$0.61

Diluted earnings per common share:
Distributed	$1.31	$1.25
Undistributed	(0.65)	(0.64)

	$0.66	$0.61

The Company pays quarterly dividends in arrears. Dividends paid in the table above relate to the respective period’s prior year earnings.

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

The Company invests in credit sensitive MBS and ABS. MBS are affected by interest rates and prepayment rates, each of which are influenced by a variety of economic, geographic, social and other factors. Maturities on MBS represent stated maturity dates. Actual maturity dates may differ based on prepayment rates. The Company may invest in, or sell short, various interest rate derivative instruments and futures contracts primarily for the purpose of hedging its mortgage-backed securities portfolio against changes in value caused by changes in prevailing market interest rates. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the hedging instruments and may realize a loss. Further, the use of such derivative instruments involves the risk of imperfect correlation in movements in the price of the instruments, interest rates and the underlying hedged assets.

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

The Company is party to a tri-party collateral arrangement under one of its ISDA trading agreements whereby a third party holds collateral posted by the Company. Pursuant to the terms of the arrangement the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to the Company. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at March 31, 2011 and December 31, 2010, collateral posted by the Company and held by a third party custodian in the amount of $6.4 million and $9.0 million, respectively.

As of March 31, 2011, investments with an aggregate value of approximately $1.0 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $85.0 million that were sold prior to period end but for which such sale had not settled as of March 31, 2011.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of collateral for various reverse repurchase agreements. In addition to the below, unencumbered investments of approximately $192.7 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Barclays Capital	20%
Morgan Stanley	18%
Credit Suisse Group	16%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of March 31, 2011:

Dealer	% of Total Deposits with Dealers Held as Collateral
Citigroup	59%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Due to broker-margin account as of March 31, 2011:

Dealer	% of Total Due to Brokers - Margin Accounts
Morgan Stanley	41%
Credit Suisse Group	25%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of March 31, 2011:

Dealer	% of Total Receivable for Securities Sold
Barclays	29%
Citigroup	16%
Bank of America	16%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Payable for securities purchased as of March 31, 2011:

Dealer	% of Total Payable for Securities Purchased
Goldman, Sachs & Co	23%
Wells Fargo Securities	23%
PNC Capital Markets, LLC	21%
Bank of America	18%

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

The Company’s purchases and sales of TBA securities are typically governed by Master Securities Forward Transaction Agreements with dealer counterparties. These agreements are separately negotiated with each dealer counterparty and include provisions for margin maintenance, mark-to-market, and other items.

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

11. Financial Highlights

Results of Operations for a Share Outstanding Throughout the Periods Ended March 31, 2011 and 2010:

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010
Beginning Shareholders’ Equity Per Share (12/31/10 and 12/31/09, respectively)	$24.47	$25.04
Net Investment Income	0.64	0.62
Net Realized/Unrealized Gains (Losses)	0.03	0.01

Results of Operations (1)	0.67	0.63
Dividends Paid (2)	(1.34)	(1.29)
Share-Based LTIP Awards	—	0.06

Ending Shareholders’ Equity Per Share (3/31/11 and 3/31/10, respectively) (3)	$23.80	$24.44

Shares Outstanding, end of period	16,504,742	11,983,695

(1)	Calculated based on average common shares outstanding and differs from the calculation for EPS (See Note 8).
(2)	Dividends paid include dividends paid on common shares and LTIP units. For the three month periods ending March 31, 2011 and 2010, dividends totaling $1.31 and $1.25, respectively, per common share and LTIP unit outstanding were declared and paid. Dividends paid of $1.34 and $1.29 per share for the three month periods ending March 31, 2011 and 2010, respectively, above reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units.
(3)	If all LTIP units previously issued were vested and exchanged for common shares as of March 31, 2011 and 2010, shareholders’ equity per share would be $23.26 and $23.69, respectively.

Total Return:

The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price. This latter return is considered a market based return, and is only computed for periods following the completion of the Company’s October 2010 initial public offering, since the Company’s shares were not publicly traded before such time. The following table illustrates the Company’s total return for the periods presented based on net asset value:

Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010

Total Return before Incentive Fee	2.80%	2.75%
Incentive Fee	(0.16)%	(0.16)%

Total Return after Incentive Fee	2.64%	2.59%

(1)	Total return is calculated for all shareholders’ equity accounts taken as a whole for each period. Total Return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP units: (1)

Three Month Period Ended March 31, 2011

Total Return before Incentive Fee	0.46%
Incentive Fee	(0.16)%

Total Return after Incentive Fee	0.30%

(1)	Total return is calculated assuming all LTIP units had been converted into common shares at March 31, 2011. Total return represents all shareholders’ equity accounts outstanding for the entire period. LTIP units outstanding at March 31, 2011 totaled 385,000 and represent 2.28% of total shares and LTIP units outstanding as of that date.

Market Based Total Return for a Shareholder:

For the three month period ended March 31, 2011, the Company’s market based total return was 9.55% and assumes the reinvestment of dividends.

Net Investment Income Ratio to Average Shareholders’ Equity: (1)

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010

Net Investment Income (2)	11.22%	10.52%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Includes all items of income and expense on an annualized basis except for incentive fee expense which is included on a non-annualized basis.

Expense Ratios to Average Shareholders’ Equity: (1)(2)

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010

Operating expenses before incentive fee and interest expense	(3.14)%	(4.26)%
Incentive fee	(0.15)%	(0.16)%
Interest expense	(1.57)%	(1.08)%

Total Expenses	(4.86)%	(5.50)%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Ratios are annualized except for the incentive fee which is not annualized.

12. Subsequent Events

On May 9, 2011, the Company’s Board of Directors approved a dividend in the amount of $0.40 per share payable on June 15, 2011 to shareholders of record as of June 1, 2011.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in the prepayment rates on the mortgage loans underlying our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or “RMBS,” backed by prime jumbo, Alt-A and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, mortgage-related derivatives, commercial mortgage-backed securities, or “CMBS”, commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities and derivatives. We also may opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, asset-backed securities, or “ABS,” backed by consumer and commercial assets and non-mortgage-related derivatives. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is also a registered investment advisor with a 16-year history of investing in a broad spectrum of mortgage-backed securities, or “MBS” and related derivatives.

We completed our initial capitalization in August 2007, pursuant to which we sold 12,500,000 common shares for aggregate net proceeds of approximately $239.7 million.

On October 14, 2010, we closed our initial public offering of common shares pursuant to which we sold 4,500,000 common shares to the public at a public offering price of $22.50 per share. We raised approximately $101.3 million in gross proceeds, resulting in net proceeds to us of approximately $94.7 million, after deducting underwriting discounts and other offering costs.

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

As of March 31, 2011, we believe that our non-Agency RMBS strategies represented the primary drivers of our risk and return, and we expect that they will continue to do so over the near term. We additionally expect CMBS and commercial mortgage loans to represent a growing component of our strategy. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As discussed below in “—Liquidity and Valuation,” financing for non-Agency RMBS has become more readily available over the past 12 months, but currently we employ only low levels of leverage with respect to the non-Agency RMBS in our portfolio. We currently finance our purchases of Agency RMBS and non-Agency RMBS using reverse repo agreements, which we account for as collateralized borrowings. Unless we acquire very substantial amounts of whole mortgage loans, we expect that we will always maintain some core amount of Agency RMBS to maintain our exclusion from regulation as an investment company under the Investment Company Act.

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

As of March 31, 2011, our outstanding borrowings under reverse repurchase agreements were $899.5 million and our debt-to-equity ratio was 2.29 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 79.1% or $711.5 million relates to our Agency holdings with the remaining related to our non-Agency holdings.

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

Non-Agency Securitization Market

In April 2010, a $238 million non-Agency RMBS securitization was completed, marking the first such securitization (other than re-securitizations) since August 2008. The securitization was backed by high quality prime jumbo mortgage loans that had been originated by CitiMortgage Inc. in 2009 and 2010. While the completion of this transaction represents a milestone for the potential return to health of the non-Agency residential securitization market, the prospects for the securitization market are still extremely uncertain, as the respective roles and requirements of sponsors, investors, underwriters, regulators, policy-makers, and rating agencies all continue to be re-evaluated. A second non-Agency securitization was completed on February 18, 2011 in the amount of $290 million. Like the April 2010 securitization, this securitization is backed by prime jumbo mortgage loans and marks another good sign for the potential return of the non-Agency mortgage securitization market. We are optimistic about the eventual return of the securitization market and believe that its return will create additional investment opportunities for us.

Government Sponsored Enterprise (“GSE”) Update

Subsequent to June 30, 2008, there were increased market concerns about Fannie Mae’s and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the Federal Government. In September 2008 Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or “FHFA”, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (i) take over their assets and operate them with all the powers of their shareholders, directors, and officers and conduct all their business; (ii) collect all obligations and money due to them; (iii) perform all of their functions which are consistent with the conservator’s appointment; (iv) preserve and conserve their assets and property and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the Treasury and FHFA entered into preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the Treasury established a secured lending credit facility for Fannie Mae, Freddie Mac, and the Federal Home Loan Banks to serve as a liquidity backstop; and (iii) the Treasury initiated a program to purchase RMBS issued by Fannie Mae and Freddie Mac.

In December 2009, the Treasury ended the secured lending credit facility and the RMBS purchase program, but contemporaneously lifted the cap on assistance to be provided to Fannie Mae and Freddie Mac pursuant to the preferred stock purchase program, thereby effectively providing nearly unlimited support for Fannie Mae and Freddie Mac over the next three years.

In August 2010, the Obama administration hosted a major conference on the future of housing finance, which included a discussion regarding the future of Fannie Mae and Freddie Mac, with the intended goal of developing a comprehensive housing finance reform proposal for delivery to Congress by January 2011. Additionally, during the conference, the Obama administration stated that it was committed to ensuring these entities have adequate resources to meet their financial commitments. On February 11, 2011 the Treasury released a White Paper entitled “Reforming America’s Housing Finance Market”. This is the first step in what is likely to be a major change in the future role of the GSEs in the housing finance market. Major tenets of the plan include: (1) private markets, subject to strong oversight and standards for consumer and investor protection, will become the primary source of mortgage credit and bear the burden for losses, and (2) banks and other financial institutions will be required to hold more capital to withstand future recessions or significant declines in home prices, and will be required to adhere to more conservative underwriting standards that require homeowners to hold more equity in their homes. While the exact fate and role of Fannie Mae and Freddie Mac remain uncertain, each has been mandated to reduce its MBS portfolios by at least 10% per annum. Each began divesting its security holdings in 2009 and together have liquidated over $286 billion from the beginning of 2010 through the first quarter of 2011, adding a meaningful amount of supply to the market. Any legislation or policies that result from the proposed legislation may create opportunities for us and we continue to monitor the evolving status of these proposals.

While lawmakers agree that reform is needed, they are divided on just how to proceed. Several bills have been introduced by members of Congress with the intention of moving the reform effort forward. Proposals under the legislation introduced range from raising guarantee fees the GSEs will charge for mortgage-backed securities they insure, to formalizing the reduction in size of the GSE’s portfolios, to reducing the compensation of Fannie Mae and Freddie Mac’s senior executives to bring their compensation in line with the wages of federal banking regulators, among others. With speculation abounding over what forms the recommendations may ultimately take, mortgage finance analysts are predicting resolution will take place over a very long timeline.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act”, was passed by Congress. This legislation aims to restore responsibility and accountability to the financial system through new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency RMBS and interest rate swaps and other derivatives as regulators have not determined how the Dodd-Frank Act will be implemented. Progress has been slow on many aspects of the legislation and it may be some time before these regulations cause significant changes in the securities markets.

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

A settlement draft related to the ongoing investigation was released in mid-March 2011, and negotiations appear to still be in the very early stages. The draft outlines proposals for longer foreclosure timelines and a convergence of timelines of judicial and non-judicial states. With respect to non-judicial states, the draft proposal also calls for additional documentation checks and greater consideration for loan modifications, such as principal forgiveness. The release of the draft was followed by a rebuttal complaint from certain of the attorneys general, further suggesting that nationwide resolution will take time. Various states have started enacting laws and regulations to implement some aspects of the settlement locally.

During the first quarter of 2011, a particular bank foreclosure case relating to improper documentation was widely publicized. The State Supreme Court of Massachusetts upheld a lower court decision invalidating two foreclosures by U.S. Bancorp and Wells Fargo in Massachusetts. The lower court had ruled that since the lender failed to bring the assignment of the mortgage up to date until after the foreclosure sale, the foreclosures were invalid, and the Massachusetts Supreme Court agreed. While the Massachusetts Supreme Court did confirm that the purchaser of a mortgage note has an equitable right to obtain an assignment of the mortgage, at the same time it ruled that—in contrast to the law in most jurisdictions—the transfer of the mortgage note does not automatically transfer the mortgage itself. This ruling, along with any other similar rulings that may be issued in other jurisdictions, will create additional obstacles in the foreclosure process and thereby—at the very least—lengthen what is generally already an extremely protracted foreclosure process. Of additional note, the Massachusetts courts did not address general questions of good title for bona fide third-party purchasers of improperly foreclosed properties; future rulings in this area could have significant effects on the real estate and financial markets in general, and on RMBS in particular.

Labor Market

On May 6, 2011, the U.S. Department of Labor reported that, as of April 2011, the U.S. unemployment rate was 9.0%. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could contribute to further increases in mortgage delinquencies and decreases in home prices.

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

Credit Quality

The deterioration of the U.S. housing market as well as the economic downturn that began in 2007 have caused U.S. residential mortgage delinquency rates to remain at high levels for various types of mortgage loans, including subprime mortgage loans and option ARMs. For the month of March, 2011, delinquency rates on subprime mortgage loans and option ARMs averaged 40.5% and 43.5%, respectively, compared to 41.2% and 43.3% for the month of February 2011. In January 2011, the composite S&P/Case-Shiller 20-city index, a broad measure of U.S. home prices dropped 1.04% from the prior month and was 3.06% lower than in January 2010. Loss severities upon default increased steadily through the first half of 2009 due to, among other things, additional servicing costs, delays in loan foreclosure, continuing home price declines and lack of incentive for mortgage servicers to minimize costs. The second half of 2009 and all of 2010 exhibited some stabilization or improvement of these measures of credit quality. More recently, however, the increasing supply of unsold homes as a result of foreclosure delays has put renewed downward pressure on home pricing. If this trend continues, we would expect to see further increased delinquency and loss rates on RMBS, especially in the subprime and option ARM sectors.

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

Sales of MBS held by the Treasury and the Federal Reserve

In March 2011, in view of the general improvement in the U.S. economy, the Treasury Department announced plans to begin selling its $142 billion portfolio of mortgage-backed securities purchased during the financial crisis. The Treasury’s investments are primarily 30-year, fixed-rate mortgage securities guaranteed by either Fannie Mae or Freddie Mac that were purchased in late 2008 and 2009. The Treasury is aiming to sell off about $10 billion each month, with additional reductions in its portfolio coming from principal paydowns (which have been averaging $3 - $5 billion per month). We do not expect that these sales will have a material impact on our business. The Federal Reserve also holds a large portfolio of Agency guaranteed mortgage-backed securities. It is unknown when the Federal Reserve will begin selling its holdings of Agency RMBS.

The Federal Reserve also holds a portfolio of non-Agency mortgage-backed securities that it acquired from American International Group (“AIG”) as part of the government bailout of AIG in 2008. The mortgage-backed securities are part of an entity called Maiden Lane II, capitalized by the Federal Reserve with approximately $20 billion and one of several such entities created during the crisis to hold such assets. The portfolio had a face value of $39 billion at the time of purchase and is currently approximately $30 billion. In March 2011, the Federal Reserve announced that it would not be accepting AIG’s offer to repurchase the portfolio and instead plans to sell these assets in segments over time as market conditions warrant. As of May 10, 2011, a face value of approximately $5.8 billion have been sold. Ultimately, the Federal Reserve will provide details of these sales, offering somewhat more transparency to the current market for these types of securities.

Critical Accounting Policies

Our unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for investment companies. In June 2007, the AICPA issued Amendments to ASC 946-10 (“ASC 946”), Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. ASC 946 was effective for fiscal years beginning on or after December 15, 2007 with earlier application encouraged. After we adopted ASC 946, the FASB issued guidance which effectively delayed indefinitely the effective date of ASC 946. However, this additional guidance explicitly permitted entities that early adopted ASC 946 before December 31, 2007 to continue to apply the provisions of ASC 946. We have elected to continue to apply the provisions of ASC 946. ASC 946 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies, or the “Guide.” The Guide provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company, of an investment company or of an equity method investor in an investment company. Effective August 17, 2007, we adopted ASC 946 and follow its provisions which, among other things, requires that investments be reported at fair value in the financial statements. Although we conduct our operations so that we are not required to register as an investment company under the Investment Company Act, for financial reporting purposes, we have elected to continue to apply the provisions of ASC 946.

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

Level 3 valuation methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (ii) the solicitation of valuations from third-parties (typically, broker-dealers). Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. Our Manager utilizes such information to assign a good faith valuation (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments. Our Manager has been able to obtain third-party valuations on the vast majority of our assets and expects to continue to solicit third-party valuations on substantially all of our assets in the future to the extent practical. Our Manager uses its judgment, based on its own models, the assessments of its portfolio managers, and third-party valuations it obtains, to determine and assign fair values to our Level 3 assets. We believe that third-party valuations play an important role in ensuring that our Manager’s valuation determinations are fair and reasonable. Our Manager’s valuation process is subject to the oversight of the Manager’s investment and risk management committee as well as the oversight of the independent members of our Board of Directors. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.

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

LTIP Units: Long term incentive plan units, or “LTIP units,” have been issued to our dedicated officers, independent directors as well as to our Manager. The costs associated with LTIP units are amortized over the relevant vesting period. The vesting period for units issued to independent directors under the Ellington Incentive Plan for Individuals, or “Individual LTIP units,” is typically one year. The vesting period for Individual LTIP units issued to dedicated officers is one year for the grant awarded on December 15, 2010. Vesting period for units issued to our Manager under the Ellington Incentive Plan for Entities, or “Manager LTIP units,” occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuates with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition

The following table summarizes our investment portfolio as of March 31, 2011 and December 31, 2010. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedules of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2011					December 31, 2010
	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Non-Agency RMBS (2)	$490,223,566	$353,844,951	$72.18	$343,508,329	$70.07	$477,838,475	$333,058,926	$69.70	$319,230,565	$66.81
Non-Agency CMBS and Commercial
Mortgage Loans	21,438,000	17,758,485	82.84	18,008,000	84.00	5,000,000	1,850,000	37.00	1,837,090	36.74

Total Non-Agency MBS and Commercial Mortgage Loans	511,661,566	371,603,436	72.63	361,516,329	70.66	482,838,475	334,908,926	69.36	321,067,655	66.50

Agency RMBS: (3)
Floating	75,419,250	79,610,088	105.56	79,084,230	104.86	76,791,216	81,092,895	105.60	80,166,989	104.40
Fixed	831,531,256	854,224,659	102.73	859,126,283	103.32	746,954,061	769,894,618	103.07	773,976,214	103.62

Total Agency RMBS	906,950,506	933,834,747	102.96	938,210,513	103.45	823,745,277	850,987,513	103.31	854,143,203	103.69

Total Non-Agency and Agency MBS and Commercial Mortgage Loans	$1,418,612,072	$1,305,438,183	$92.02	$1,299,726,842	$91.62	$1,306,583,752	$1,185,896,439	$90.76	$1,175,210,858	$89.95

Agency Interest Only Securities	n/a	$4,298,160	n/a	$4,289,949	n/a	n/a	—	n/a	—	n/a
Non-Agency Interest Only and Residual Securities	n/a	836,989	n/a	1,304,651	n/a	n/a	5,780,515	n/a	3,102,148	n/a
TBAs:
Long	$1,000,000	$939,609	$93.96	$940,625	$94.06	$54,650,000	$54,389,606	$99.52	$54,171,305	$99.12
Short	(680,300,000)	(702,573,229)	103.27	(702,227,376)	103.22	(728,500,000)	(749,682,695)	102.91	(750,520,119)	103.02

Net TBAs	$(679,300,000)	$(701,633,620)	$103.29	$(701,286,751)	$103.24	$(673,850,000)	$(695,293,089)	$103.18	$(696,348,814)	$103.34

Other:
Repurchase Agreements	$40,125,000	$40,125,000	$100.00	$40,125,000	$100.00	$25,683,750	$25,683,750	$100.00	$25,683,750	$100.00
Short Treasury Securities	$(40,000,000)	$(40,304,837)	$100.76	$(40,368,107)	$100.92	$(27,000,000)	$(25,462,403)	$94.31	$(25,261,493)	$93.56

Total Net Investments		$608,759,875		$603,791,584			$496,605,212		$482,386,449

(1)	As a percentage of current principal.
(2)	Excludes Interest Only and Residual Securities.
(3)	Excludes Interest Only Securities and TBAs.

The following table summarizes our financial derivatives portfolio as of March 31, 2011 and December 31, 2010. For more detailed information about the investments in our portfolio, please refer to Consolidated Condensed Schedules of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2011		December 31, 2010
	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$28,559,666	$(6,225,694)	$111,717,136	$(14,375,074)

Total Long Mortgage Related Derivatives	28,559,666	(6,225,694)	111,717,136	(14,375,074)

Short Mortgage Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(179,098,049)	67,074,023	(205,478,674)	92,786,330
CDS on Individual RMBS and CMBS	(113,154,094)	90,382,805	(127,088,962)	102,851,109

Total Short Mortgage Related Derivatives	(292,252,143)	157,456,828	(332,567,636)	195,637,439

Net Mortgage Related Derivatives	$(263,692,477)	$151,231,134	$(220,850,500)	$181,262,365

Derivatives on Corporate Securities (Debt and Equity):
Short CDS on Corporate Bond Indices	$(19,700,000)	$(220,463)	$(19,700,000)	$(185,847)

Total Derivatives on Corporate Securities (Debt and Equity)	$(19,700,000)	$(220,463)	$(19,700,000)	$(185,847)

Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$74,500,000	$(403,250)	$15,000,000	$(168,520)
Short Interest Rate Swaps (4)	(237,850,000)	775,154	(143,750,000)	287,046
Short Eurodollar Futures (5)	(270)	(571,150)	(400)	(890,001)

Total Net Interest Rate Derivatives		$(199,246)		$(771,475)

Total Net Derivatives		$150,811,425		$180,305,043

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty.
(2)	Short mortgage-related derivatives represent transactions where the Company purchased credit protection from a counterparty.
(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(5)	Notional value represents number of contracts where each contract represents a notional amount of $1,000,000.

As of March 31, 2011, our portfolio of non-Agency MBS, including CMBS, increased to $367.8 million from $340.7 million at December 31, 2010, and our Agency holdings, excluding TBAs, increased to $938.1 million at March 31, 2011 from $851.0 million at December 31, 2010. Our non-Agency portfolio continues to be primarily comprised of seasoned sub-prime, senior prime and seasoned manufactured housing holdings. We began investing in CMBS in the fourth quarter of 2010 and expect to continue to take advantage of the opportunities we believe are present in this sector of the MBS market. We modestly increased our leverage ratio to 2.29 to 1 as of March 31, 2011 from 1.93 to 1 as of December 31, 2010, given the continued improvement in financing availability and terms. We typically finance our purchases of Agency RMBS, excluding TBAs, however, beginning in the fourth quarter of 2010, we allocated a portion of our cash holdings to the outright purchase of Agency RMBS. As of March 31, 2011 and December 31, 2010, we held $107.5 million and $113.5 million, respectively, in Agency securities that were not subject to reverse repurchase agreements. Our Agency RMBS portfolio continues to be comprised primarily of thirty year fixed whole pool pass-through certificates. In addition, during the three month period ended March 31, 2011, we began investing in Agency RMBS interest only certificates (“Agency IOs”).

The composition of our derivatives portfolio remained largely the same at March 31, 2011 as compared to December 31, 2010, although we did reduce our long exposure to CDS on RMBS indices. Our financial derivatives consist of interest rate derivatives, which we use to hedge our interest rate risk, and credit derivatives, which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Currently, our long synthetic credit positions (e.g., credit default swaps where we have sold protection) primarily reference the PrimeX (prime jumbo) indices, while our short synthetic credit positions (e.g., credit default swaps where we have purchased protection) consist primarily of ABSCDS referencing the ABX (subprime) indices associated with RMBS issued in 2006 and 2007 together with single name ABCDS referencing RMBS issued in 2004 and 2005.

We actively invest in the TBA market. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are “To-Be Announced.” Because we generally use TBAs to hedge risks associated with our long Agency RMBS (and to a lesser extent to hedge our long non-Agency RMBS), we generally carry a net short TBA position. At March 31, 2011 and December 31, 2010, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity include TBA-related assets (TBAs and receivables for TBAs sold short) and TBA-related liabilities (TBAs sold short and payables for TBAs purchased). Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.

As of March 31, 2011, total assets included $0.9 million of TBAs as well as $702.7 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales.

As of March 31, 2011, total liabilities included $702.6 million of TBAs sold short as well as $1.9 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases.

Our net short TBAs (both long and short positions) increased slightly to $701.7 million as of March 31, 2011 from $695.3 million as of December 31, 2010. The aggregate value of our other Agency RMBS as of March 31, 2011 and December 31, 2010, was $938.1 million and $851.0 million, respectively. As a result, as of March 31, 2011 and December 31, 2010, on a net basis, our net Agency RMBS positions (including TBAs) were long positions of $236.4 million and $155.7 million, respectively. As market conditions change, we continuously re-evaluate our overall net Agency RMBS position.

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

We have entered into reverse repos to finance some of our assets. As of March 31, 2011 and December 31, 2010, indebtedness outstanding on our reverse repos was approximately $899.5 million and $777.8 million, respectively. Approximately 79.1% or $711.5 million of our outstanding indebtedness under reverse repos is secured by Agency RMBS with the remaining secured by non-Agency RMBS as of March 31, 2011. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in “—Liquidity and Capital Resources” below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of March 31, 2011 and December 31, 2010, our derivative and TBA counterparties posted an aggregate value of approximately $134.6 million, and $166.4 million, respectively as of each date, of collateral with us. This collateral posted with us is reflected as “Due to brokers-margin accounts” on our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity.

Shareholders’ Equity

As of March 31, 2011, our shareholders’ equity decreased by approximately $10.8 million from December 31, 2010. This decrease principally consisted of net increase in shareholders’ equity resulting from operations for the three month period ended March 31, 2011 of approximately $11.1 million and a decrease for dividends paid of approximately $22.1 million.

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

Results of Operations for the Three Month Periods Ended March 31, 2011 and 2010

The table below presents the net increase (decrease) in shareholders’ equity resulting from operations for the three month periods ended March 31, 2011 and 2010.

	Three Month Period Ended March 31,
	2011	2010
Investment income—Interest income	$15,848,781	$11,916,621
Expenses:
Base management fee	1,480,973	1,104,283
Incentive fee	612,192	482,715
Interest expense	1,543,272	806,795
Other operating expenses	1,614,090	2,059,799

Total expenses	5,250,527	4,453,592

Net investment income	10,598,254	7,463,029

Net realized and unrealized gain (loss) on investments	(1,014,761)	3,966,319
Net realized and unrealized gain (loss) on financial derivatives	1,523,677	(3,833,890)

Net increase (decrease) in shareholders’ equity resulting from operations	$11,107,170	$7,595,458

Net increase (decrease) in shareholders’ equity resulting from operations per share	$0.66	$0.61

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations (“net income”) for the three month periods ended March 31, 2011 and 2010 was $11.1 million and $7.6 million, respectively. The increase in net income period over period was primarily driven by an increase in net investment income and, to a lesser extent, net realized and unrealized gains on investments and financial derivatives. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was 2.64% for the three month period ended March 31, 2011 as compared to 2.59% for the three month period ended March 31, 2010. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $10.6 million for the three month period ended March 31, 2011 as compared to $7.5 million for the three month period ended March 31, 2010. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income, which was partially offset by higher total expenses.

Interest Income

Interest income was $15.8 million for the three month period ended March 31, 2011 as compared to $11.9 million for the three month period ended March 31, 2010. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was due to our larger portfolio of RMBS holdings, resulting from net capital raised in our October 2010 initial public offering as well as our relative increased use of leverage.

Base Management Fees

Base management fees increased to $1.5 million for the three month period ended March 31, 2011 from $1.1 million for the three month period ended March 31, 2010. The increase in base management fees was due to our higher net asset value during the current quarter which serves as the basis for fee determination. Our higher net asset value is largely due to the completion of our October 2010 initial public offering, in which the Company raised net proceeds of approximately $94.7 million.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $839.5 million and $512.9 million for the three month periods ended March 31, 2011 and 2010, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $1.5 million for the three month period ended March 31, 2011 as compared to $0.8 million for the three month period ended March 31, 2010. Our total weighted average borrowing costs under our reverse repos was 0.64% for the three month period ended March 31, 2011 as compared to 0.60% for the three month period ended March 31, 2010. For the three month period ended March 31, 2011, 80.5% of our average borrowings were related to our Agency holdings and 19.5% were related to our non-Agency holdings. For the comparable three month period ended March 31, 2010, 80.0% of our average borrowings were related to our Agency holdings while 20.0% were related to our non-Agency holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the three month periods ended March 31, 2011 and 2010.

Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended March 31, 2011	$676,081,491	$528,024	0.31%	0.26%	0.46%
For the Three Month Period Ended March 31, 2010	$410,137,074	$320,727	0.31%	0.23%	0.40%

Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended March 31, 2011	$163,445,222	$810,160	1.98%	0.26%	0.46%
For the Three Month Period Ended March 31, 2010	$102,794,602	$448,282	1.74%	0.23%	0.40%

Agency and Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended March 31, 2011	$839,526,713	$1,338,184	0.64%	0.26%	0.46%
For the Three Month Period Ended March 31, 2010	$512,931,676	$769,008	0.60%	0.23%	0.40%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Total incentive fees earned for the three month period ended March 31, 2011 were $0.6 million as compared to $0.5 million for the three month period ended March 31, 2010. For each of the three month periods ended March 31, 2011 and 2010, the return hurdle (after taking into account any relevant loss carryforward) was exceeded and as a result, we incurred incentive fee expense. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated officers, share-based LTIP expenses, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the three month period ended March 31, 2011 was $1.6 million as compared to $2.1 million for the three month period ended March 31, 2010. The decline in other operating expenses was primarily due to a reduction in expenses related to the 2007 issuance of LTIPs to our Manager. These LTIPs became fully vested in August 2010, and as a result, from that point forward, have no further expense associated with them.

Net Realized and Unrealized Gains and Losses on Investments

During the three month period ended March 31, 2011, we had net realized and unrealized losses on investments of $1.0 million as compared to gains of $4.0 million for the three month period ended March 31, 2010. Net realized and unrealized losses on investments of $1.0 million for the three month period ended March 31, 2011 resulted principally from realized and unrealized losses on our Agency RMBS holdings, including TBAs, partially offset by net realized and unrealized gains on our non-Agency MBS. Throughout 2010 and the three month period ended March 31, 2011, our TBAs were held on a net short basis. Of the total net realized and unrealized losses of $1.0 million for the three month period ended March 31, 2011, we realized net gains of $8.2 million and recognized net unrealized losses of $9.3 million. Net realized and unrealized gains on investments of $4.0 million for the three month period ended March 31, 2010 resulted principally from net unrealized gains on our non-Agency RMBS. Of the total net realized and unrealized gains of $4.0 million for the three month period ended March 31, 2010, we realized net gains of $3.2 million and recognized net unrealized gains of $0.8 million.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

For the three month period ended March 31, 2011, we had net realized and unrealized gains on our financial derivatives of $1.5 million as compared to net realized and unrealized losses of $3.8 million for the three month period ended March 31, 2010. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge our interest rate risk, and credit derivatives, which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. We also use certain non-derivative instruments, such as TBAs and U.S. Treasuries, to hedge interest rate risk. While the five year swap rate increased to 2.47% at March 31, 2011 from 2.17% at December 31, 2010, our interest rate derivatives generated a net loss in the amount of $0.07 million. During the period we shifted away in part from TBAs to interest rate swaps for interest rate hedging purposes. This occurred, however, at a point in the period when the five year swap rate was higher relative to its rate at the end of the period, thus generating the net loss. For the three month period ended March 31, 2010, our interest rate derivatives generated a net loss of $1.9 million and resulted principally from a decrease in rates during that period. The five year swap rate decreased to 2.73% at March 31, 2010 from 2.98% at December 31, 2009.

For the three month period ended March 31, 2011, we had net realized and unrealized gains on our credit derivatives in the amount of $1.6 million. Our credit derivatives are primarily in the form of credit default swaps whereby we purchase and sell credit protection. Net realized and unrealized gains for the three month period ended March 31, 2011 were primarily related to our long synthetic credit positions in the PrimeX indices. For the three month period ended March 31, 2010, we had net realized and unrealized losses on our credit derivatives of $2.0 million. Net realized and unrealized losses on our financial derivatives for the three month period ended March 31, 2010 resulted principally from our short synthetic positions in corporate bond indices and from total return swaps (which we have also used from time to time to hedge credit risk), a portion of which were terminated during the period.

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

We expect to continue to borrow funds in the form of reverse repos and we may increase the level of borrowings in the future. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by The Securities Industry and Financial Markets Association, (“SIFMA”), as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ for each of our lenders.

The following summarizes our borrowings under reverse repos:

	Reverse Repurchase Agreements
	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Three Month Period Ended March 31, 2011	$839,526,713	$899,502,003
Three Month Period Ended March 31, 2010	$512,931,676	$440,139,975

The difference between the average amounts borrowed during the three month period ended March 31, 2011 and the respective amount outstanding at the end of the period reflects our increased investment holdings as well as our increased use of leverage to acquire investments in Agency and non-Agency RMBS. During the three month period ended March 31, 2010, we reduced our holdings of Agency RMBS, resulting in a reduced amount of borrowings outstanding at the end of the period.

The following summarizes our borrowings under reverse repos by remaining maturity:

As of March 31, 2011
Remaining Days to Maturity	Outstanding Borrowings	% of Outstanding Borrowings
30 Days or Less	$305,963,003	34.0%
31-60 Days	343,896,000	38.2%
61-90 Days	81,016,000	9.0%
91-120 Days	12,055,000	1.4%
121-150 Days	5,691,000	0.6%
151-180 Days	81,411,000	9.1%
181-360 Days	69,470,000	7.7%

	$899,502,003	100.0%

We expect to continue to borrow funds in the form of reverse repos as well as other types of financing. As of March 31, 2011 and December 31, 2010, we had $899.5 million and $777.8 million, respectively of borrowings outstanding under our reverse repos. As of March 31, 2011, the remaining terms on our reverse repos ranged from 4 to 287 days, with an average remaining term of 69 days. As of December 31, 2010, the remaining terms on our reverse repos ranged from 13 to 178 days, with an average remaining term of 52 days. Our borrowings were with eight counterparties as of March 31, 2011 and were with seven counterparties as of December 31, 2010. At March 31, 2011 and December 31, 2010, we did not have an amount at risk under our reverse repos with a single counterparty greater than 10% of our shareholders’ equity. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of March 31, 2011 and December 31, 2010, our reverse repos had a weighted average borrowing rate of 0.66 % and 0.65%, respectively. As of March 31, 2011, our reverse repos had interest rates ranging from 0.23% to 2.60%. As of December 31, 2010, our reverse repos had interest rates ranging from 0.27% to 2.60%. RMBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.0 billion and $886.4 million as of March 31, 2011 and December 31, 2010, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Typically we have financed our holdings of Agency RMBS, however, as of March 31, 2011 and December 31, 2010, we held unencumbered Agency RMBS in the amount of $107.5 million and $113.5 million, respectively.

We held cash and cash equivalents of approximately $41.4 million and $35.8 million as of March 31, 2011 and December 31, 2010, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the three month period ended March 31, 2011, we paid total dividends in the amount of $22.1 million related to net income attributable to the year ended December 31, 2010. In May 2011, our Board of Directors approved a dividend related to the first quarter of 2011 in the amount of $0.40 per share, or approximately $6.8 million. This dividend is payable on June 15, 2011 to shareholders of record as of June 1, 2011. During the three month period ended March 31, 2010, we paid total dividends in the amount of $15.5 million related to net income attributable to the year ended December 31, 2009.

For the three month period ended March 31, 2011, our operating activities used net cash in the amount of $93.8 million, while our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $121.7 million. Thus our operating activities, when combined with our reverse repo financing, provided net cash of $27.9 million for the three month period ended March 31, 2011. Of this $27.9 million, we used $22.1 million to pay dividends and $0.1 million for other non-operating activity-related uses, with the remaining $5.6 million serving to increase our cash holdings from $35.8 million as of December 31, 2010 to $41.4 million as of March 31, 2011. For the three month period ended March 31, 2010, our operating activities provided net cash of $137.3 million, but our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $119.8 million. Thus our operating activities, when combined with our reverse repo financing activities, provided net cash of $17.5 million for the three month period ended March 31, 2010. Of this $17.5 million, we used $15.5 million to pay dividends and $0.6 million for other non-operating activity-related uses, with the remaining $1.4 million serving to increase our cash holdings from $102.9 million as of December 31, 2009 to $104.3 million as of March 31, 2010.

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

Contractual Obligations and Commitments

We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 5 to our consolidated financial statements.

We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. When we enter into a reverse repo, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repo. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See “Liquidity and Capital Resources” for a summary of our borrowings on reverse repos.

As of March 31, 2011, we had an aggregate amount at risk under our reverse repos with eight counterparties of approximately $132.6 million and as of December 31, 2010, we had an aggregate amount at risk under our reverse repos with seven counterparties of approximately $114.1 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2011 and December 31, 2010 do not include approximately $2.4 million and $2.4 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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

As of March 31, 2011, we had an aggregate amount at risk under our derivative contracts with eight counterparties of approximately $20.2 million. As of December 31, 2010, we had an aggregate amount at risk under our derivatives contracts with eight counterparties of approximately $18.7 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk as of March 31, 2011 and December 31, 2010 do not include approximately $2.5 million and $0, respectively, of trade receivables on unsettled swap transactions.

We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at March 31, 2011 and December 31, 2010 collateral posted by the Company and held by a third party custodian in the amount of approximately $6.4 million and $9.0 million, respectively.

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

As of March 31, 2011, in connection with our TBAs, we had an aggregate amount at risk with six counterparties of approximately $6.6 million. As of December 31, 2010, in connection with our TBAs, we had an aggregate amount at risk with four counterparties of approximately $6.9 million. Amounts at risk in connection with our TBAs represent the aggregate excess, if any, for each counterparty of the net fair value of our TBAs plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the TBAs plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

The primary components of our market risk at March 31, 2011 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Credit Risk

We are subject to credit risk in connection with our assets, especially our non-Agency MBS. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk. Market conditions since August 2007 have demonstrated substantial increases in both of these risks which has had a negative impact on the value of non-Agency RMBS. The second half of 2009 and all of 2010 experienced some perceived stabilization in default risk and severity risk which has led to an increase in values of certain non-Agency RMBS. However, default rates have increased slightly since reaching multi-month low levels in April 2010, and should negative performance trends resume (including because the Home Affordable Modification Programs, or “HAMP,” is not successful in curtailing the number of foreclosures, foreclosure suspensions result in higher costs, or for any other reason), some or all of the increase in value of these non-Agency RMBS may be reversed. On the other hand, to the extent that mortgage servicers increase their use of modifications involving principal forgiveness—which we believe are the modifications that have the greatest likelihood of success for delinquent mortgages—we believe that positive performance trends could continue.

Default Risk

Default risk is the risk that borrowers will fail to make principal and interest payments on their mortgage loans. We may attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps on individual RMBS or MBS indices, whereby we would receive payments upon the occurrence of a credit event on the underlying reference asset or assets. We also rely on third-party mortgage servicers to mitigate our default risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan default rates. Default risk in the MBS market, as measured by the amount of mortgage loans that are sixty days or greater delinquent, has stabilized as compared to 2009, but still remains at elevated levels.

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

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio. We attempt to take these effects into account in making asset management decisions with respect to our assets. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. Prepayment risk was at elevated levels throughout the second half of 2008 and the first half of 2009. In the current low interest rate environment, one might typically expect an increase in prepayment levels/speeds; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of increase in prepayments is not what one would typically expect. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Legislation directed at high loan-to-value borrowers increased prepayments over several classes of mortgage loans in the second half of 2009; however, these prepayments subsequently leveled off and we believe heightened prepayment levels are unlikely to resume as many borrowers who are eligible to refinance have already done so. A return of principal similar to an increase in prepayment rates has occurred with respect to our Agency RMBS guaranteed by Fannie Mae and Freddie Mac as a result of the repurchase by them of delinquent mortgage loans from the mortgage pools backing such Agency RMBS.

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

The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of March 31, 2011, assuming a static portfolio and immediate shifts in interest rates from current levels as indicated below.

	Estimated Change in Fair Value for a Decrease in Interest Rates by		Estimated Change in Fair Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$4,441,008	$7,525,870	$(5,797,154)	$(12,950,453)
Non-Agency RMBS, CMBS, and Commercial Mortgage Loans	3,945,161	8,085,447	(3,750,035)	(7,304,945)
U.S. Treasury Securities, Interest Rate Swaps and Futures	(6,381,897)	(12,990,681)	6,155,010	12,083,134
Mortgage-Related Derivatives	(818,698)	(1,706,861)	749,233	1,429,000
Repurchase Agreements and Reverse Repurchase Agreements	(673,852)	(813,383)	884,598	1,769,196

Total	$511,722	$100,392	$(1,758,348)	$(4,974,068)

The preceding analysis does not show sensitivity to changes in interest rates for our derivatives on corporate securities (whether debt or equity-related), or other categories of instruments for which we believe that the effect of a change in interest rates is not material to the value of the overall portfolio and/or cannot be accurately estimated.

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

The above analysis utilizes assumptions and estimates based on management’s judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2011 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “Special Note Regarding Forward-Looking Statements.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. These have included the inquiries and requests that are described in the risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the caption “We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings.” Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any of these inquiries or requests. However, we believe that the continued scrutiny of CDO market participants (including large CDO collateral managers such as Ellington) increases the risk of additional inquiries and requests from regulatory or enforcement agencies. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.

Item 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. See also “Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

On December 15, 2010, pursuant to our 2007 Individual Incentive Plan, we granted 2,000 LTIP units to Lisa Mumford, our dedicated Chief Financial Officer, and 500 LTIP units to another employee of our Manager. The LTIP units are subject to forfeiture restrictions that will lapse one year from the date of grant. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Rule 701 promulgated under the Securities Act.

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

On May 3, 2011, we issued 2,639 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

Item 6.	Exhibits

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14 ,2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLINGTON FINANCIAL LLC.

Date: May 12, 2011	By:	/s/ Laurence Penn
Laurence Penn
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Lisa Mumford
Lisa Mumford
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.