Form 10-Q
period 2011-06-30
Ellington Financial LLC
filed 2011-08-10
CIK 1411342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filers” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2011
Common Shares Representing Limited Liability Company Interests, no par value	16,507,381

ELLINGTON FINANCIAL LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	June 30, 2011	December 31, 2010
	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$45,437,323	$35,790,818

Investments, financial derivatives and repurchase agreements:
Investments at value (Cost – $1,203,146,096 and $1,232,484,311)	1,201,857,332	1,246,066,560
Financial derivatives - assets (Cost – $136,936,637 and $208,958,359)	125,712,267	201,335,372
Repurchase agreements (Cost – $22,437,500 and $25,683,750)	22,437,500	25,683,750

Total investments, financial derivatives and repurchase agreements	1,350,007,099	1,473,085,682

Deposits with dealers held as collateral	20,397,115	20,394,065
Receivable for securities sold	553,564,172	799,142,581
Interest and principal receivable	7,318,245	5,909,317
Other assets	364,396	—

Total Assets	$1,977,088,350	$2,334,322,463

LIABILITIES
Investments and financial derivatives:
Investments sold short at value (Proceeds – $542,110,655 and $775,781,612)	$540,155,406	$775,145,098
Financial derivatives – liabilities (Net Proceeds – $4,255,004 and $17,718,129)	10,987,654	21,030,329

Total investments and financial derivatives	551,143,060	796,175,427

Reverse repurchase agreements	801,901,000	777,760,260
Due to brokers – margin accounts	116,505,413	166,409,207
Payable for securities purchased	117,933,004	184,012,894
Accounts payable and accrued expenses	2,426,071	2,485,263
Accrued base management fee	1,448,634	1,524,818
Accrued incentive fees	—	1,421,500
Interest and dividends payable	877,576	861,382

Total Liabilities	1,592,234,758	1,930,650,751

SHAREHOLDERS’ EQUITY	384,853,592	403,671,712

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,977,088,350	$2,334,322,463

ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(16,507,381 and 16,498,342 shares issued and outstanding)	$376,024,478	$394,918,033
Additional paid-in capital – LTIP units	8,829,114	8,753,679

Total Shareholders’ Equity	$384,853,592	$403,671,712

PER SHARE INFORMATION:
Common shares, no par value	$23.31	$24.47

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2011

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Long Investments (312.29%) (a) (b) (n)

Mortgage-Backed Securities (311.08%)

Agency Securities (215.24%)

Fixed Rate Agency Securities (200.72%)

Principal and Interest - Fixed Rate Agency Securities (188.20%)

$73,049,127	Government National Mortgage Association Pool	5.00%	4/40	$79,458,047
35,464,407	Federal National Mortgage Association Pool	5.00%	4/41	37,897,044
34,304,838	Federal National Mortgage Association Pool	4.50%	2/41	35,548,389
29,484,563	Federal National Mortgage Association Pool	5.00%	4/41	31,488,592
27,461,188	Federal National Mortgage Association Pool	4.50%	11/40	28,456,656
26,115,071	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	26,100,790
22,490,913	Government National Mortgage Association Pool	4.50%	3/41	23,759,542
22,793,553	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	22,834,510
21,264,590	Federal National Mortgage Association Pool	5.00%	5/41	22,723,208
19,772,046	Federal National Mortgage Association Pool	5.00%	6/41	21,109,748
19,149,303	Federal Home Loan Mortgage Corporation Pool	4.50%	3/41	19,813,544
18,038,359	Federal National Mortgage Association Pool	5.00%	3/41	19,264,404
16,993,309	Federal Home Loan Mortgage Corporation Pool	5.00%	4/41	18,123,099
16,041,894	Federal National Mortgage Association Pool	5.00%	2/41	17,172,346
15,944,209	Federal National Mortgage Association Pool	4.50%	12/40	16,522,186
14,921,445	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	14,913,285
13,600,930	Federal National Mortgage Association Pool	5.00%	4/41	14,521,118
13,639,982	Federal National Mortgage Association Pool	4.50%	7/41	14,119,513
12,561,032	Government National Mortgage Association Pool	5.50%	8/39	13,872,089
11,453,093	Federal National Mortgage Association Pool	4.50%	1/41	11,879,005
11,304,560	Federal National Mortgage Association Pool	4.00%	11/40	11,310,301

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Principal and Interest - Fixed Rate Agency Securities (188.20%) (continued)
$10,701,765	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	$10,707,618
9,988,714	Federal National Mortgage Association Pool	5.00%	11/40	10,673,877
9,814,736	Government National Mortgage Association Pool	5.00%	7/40	10,639,020
9,995,877	Federal National Mortgage Association Pool	4.50%	3/41	10,364,475
10,207,709	Federal Home Loan Mortgage Corporation Pool	4.00%	2/41	10,213,291
8,913,033	Federal National Mortgage Association Pool	5.50%	10/39	9,673,775
9,269,248	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	9,590,775
9,206,501	Federal National Mortgage Association Pool	4.00%	1/41	9,222,684
8,781,029	Federal Home Loan Mortgage Corporation Pool	4.00%	3/41	8,788,575
7,937,671	Federal National Mortgage Association Pool	5.00%	11/40	8,482,145
7,124,125	Federal National Mortgage Association Pool	5.50%	7/39	7,723,275
6,991,495	Federal National Mortgage Association Pool	5.00%	5/41	7,444,850
6,632,710	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	7,305,827
6,787,528	Federal National Mortgage Association Pool	5.00%	4/41	7,246,747
6,662,469	Federal National Mortgage Association Pool	5.00%	8/40	7,094,489
6,793,515	Federal National Mortgage Association Pool	4.50%	4/41	7,044,026
5,608,425	Federal National Mortgage Association Pool	5.50%	7/39	6,080,102
5,645,258	Federal National Mortgage Association Pool	5.00%	11/40	6,011,317
5,961,134	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	5,971,846
5,937,062	Federal National Mortgage Association Pool	4.00%	2/41	5,953,064
5,601,850	Federal Home Loan Mortgage Corporation Pool	4.00%	5/41	5,599,662
5,495,280	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	5,505,155
5,095,254	Federal National Mortgage Association Pool	4.50%	4/41	5,282,346
5,003,615	Federal National Mortgage Association Pool	4.50%	5/41	5,189,686

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Principal and Interest - Fixed Rate Agency Securities (188.20%) (continued)
$4,837,548	Federal National Mortgage Association Pool	5.00%	6/40	$5,166,350
4,959,482	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	5,131,514
4,596,562	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,594,048
3,803,363	Federal National Mortgage Association Pool	5.00%	3/41	4,049,988
3,425,863	Federal National Mortgage Association Pool	5.00%	4/41	3,657,644
2,745,804	Federal National Mortgage Association Pool	5.00%	6/41	2,929,859
2,241,194	Federal National Mortgage Association Pool	5.00%	11/40	2,391,424
4,640,142	Other Federal National Mortgage Association Pools	6.00%	9/39 - 2/40	5,098,532
1,203,951	Other Federal Home Loan Mortgage Corporation Pool	6.00%	5/40	1,325,380
1,154,368	Other Government National Mortgage Association Pool	5.50%	3/41	1,271,969

				724,312,751

Interest Only - Fixed Rate Agency Securities (1.36%)
17,771,554	Other Federal National Mortgage Association	5.00% - 5.50%	10/39 -10/40	2,914,381
7,108,495	Other Federal Home Loan Mortgage Corporation	5.50%	1/39	1,302,298
11,329,698	Other Government National Mortgage Association	5.50%	3/36	1,010,353

				5,227,032

TBA - Fixed Rate Agency Securities (11.16%) (c)
25,000,000	Federal National Mortgage Association Pool (30 Year)	3.50%	7/11	23,917,969
17,000,000	Federal National Mortgage Association Pool (30 Year)	4.00%	7/11	17,003,320
2,000,000	Other Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50% - 5.00%	7/11	2,016,093

				42,937,382

Total Fixed Rate Agency Securities (Cost $766,423,393)				772,477,165

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Floating Rate Agency Securities (14.52%)

Principal and Interest - Floating Rate Agency Securities (14.52%)
$10,699,967	Federal National Mortgage Association Pool	5.11%	5/38	$11,284,491
10,271,133	Federal National Mortgage Association Pool	5.71%	1/38	10,897,649
8,267,587	Federal National Mortgage Association Pool	5.24%	12/35	8,709,915
8,194,173	Federal National Mortgage Association Pool	5.24%	2/38	8,653,286
4,375,839	Federal National Mortgage Association Pool	5.54%	7/37	4,687,380
3,506,820	Federal National Mortgage Association Pool	5.68%	4/36	3,726,899
3,417,121	Federal Home Loan Mortgage Corporation Pool	2.82%	7/34	3,585,672
2,413,869	Federal National Mortgage Association Pool	5.47%	9/37	2,555,899
1,689,299	Other Federal National Mortgage Association Pool	4.97%	10/33	1,792,423

Total Floating Rate Agency Securities (Cost $55,553,517)				55,893,614

Total Agency Securities (Cost $821,976,910)				828,370,779

Private Label Securities (95.84%)

Principal and Interest - Private Label Securities (95.58%)
537,488,752	Various	0.25% - 9.35%	5/19 -1/47	367,857,921

Total Principal and Interest - Private Label Securities (Cost $375,177,074)				367,857,921

Interest Only - Private Label Securities (0.26%)
76,057,033	Various	0.50% - 0.65%	9/47	978,632

Total Interest Only - Private Label Securities (Cost $669,676)				978,632

Residual Certificates - Private Label Securities (0.00%)
216,439,901	Various	—	6/37	—

Total Residual Certificates - Private Label Securities (Cost $586,455)				—

Total Private Label Securities (Cost $376,433,205)				368,836,553

Total Mortgage-Backed Securities (Cost $1,198,410,115)				1,197,207,332

Commercial Mortgage Loans (1.21%) (o)
5,000,000	Various	5.75%	11/12	4,650,000

Total Commercial Mortgage Loans (Cost $4,735,981)				4,650,000

Total Long Investments (Cost $1,203,146,096)				$1,201,857,332

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars

Repurchase Agreements (5.83%) (d)
$15,168,750	Bank of America Securities Collateralized by Par Value $15,000,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16	(0.15)%	7/11	$15,168,750
5,143,750	Bank of America Securities Collateralized by Par Value $5,000,000 U.S. Treasury Note, Coupon 2.00%, Maturity Date 4/16	(0.12)%	7/11	5,143,750
2,125,000	Nomura Securities International Inc. Collateralized by Par Value $2,000,000 U.S. Treasury Note, Coupon 3.63%, Maturity Date 2/21	0.00%	7/11	2,125,000

Total Repurchase Agreements (Cost $22,437,500)				$22,437,500

Investments Sold Short (-140.35%)

TBA - Fixed Rate Agency Securities Sold Short (-134.59%) (c) (e)
$(138,700,000)	Federal National Mortgage Association Pool (30 Year)	5.00%	7/11	$(147,347,078)
(117,900,000)	Federal National Mortgage Association Pool (30 Year)	4.50%	7/11	(121,989,656)
(106,000,000)	Government National Mortgage Association Pool (30 Year)	5.00%	7/11	(114,836,094)
(35,700,000)	Federal Home Loan Mortgage Corporation Pool (30 Year)	4.50%	7/11	(36,882,563)
(25,500,000)	Federal National Mortgage Association Pool (30 Year)	5.50%	7/11	(27,580,840)
(26,900,000)	Federal Home Loan Mortgage Corporation Pool (30 Year)	4.00%	7/11	(26,881,086)
(22,500,000)	Government National Mortgage Association Pool (30 Year)	4.50%	7/11	(23,748,047)
(13,500,000)	Government National Mortgage Association Pool (30 Year)	5.50%	7/11	(14,858,438)
(2,500,000)	Federal National Mortgage Association Pool (30 Year)	6.00%	7/11	(2,746,289)
(1,000,000)	Other Federal Home Loan Mortgage Corporation Pool (30 Year)	6.00%	7/11	(1,098,359)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$519,948,719)				(517,968,450)

U.S. Treasury Securities Sold Short (-5.76%)
(15,000,000)	U.S. Treasury Note	1.75%	5/16	(15,025,625)
(5,000,000)	U.S. Treasury Note	2.00%	4/16	(5,075,771)
(2,000,000)	U.S. Treasury Note	3.63%	2/21	(2,085,560)

Total U.S. Treasury Securities Sold Short (Proceeds -$22,161,936)				(22,186,956)

Total Investments Sold Short (Proceeds -$542,110,655)				$(540,155,406)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2011 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional or Number of Contracts	Range of Expiration Dates	Value
				Expressed in U.S. Dollars
Financial Derivatives - Assets (32.66%)
Swaps (32.66%) (f)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Cost $274,320) (g)	Credit	$11,550,316	6/36	$467,684
Interest Rate Swaps (h)	Interest Rates	5,000,000	7/21	4,916
Short Swaps:
Credit Default Swaps on Asset Backed Securities (i)	Credit	(88,747,270)	6/34 - 12/36	69,828,936
Credit Default Swaps on Asset Backed Indices: (j)	Credit
ABX.HE AAA 2006-2 Index		(69,197,340)	5/46	34,355,640
Other		(42,262,489)	8/37 - 10/52	20,100,074
Interest Rate Swaps (k)	Interest Rates	(87,960,000)	6/16 - 6/21	955,017

Total Swaps (Cost $136,936,637)				125,712,267

Total Financial Derivatives - Assets (Cost $136,936,637)				$125,712,267

Financial Derivatives - Liabilities (-2.86%)
Swaps (-2.76%)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Proceeds - $4,427,996) (g)	Credit	$13,314,333	8/37 - 7/45	$(5,031,909)
Short Swaps:
Interest Rate Swaps (k)	Interest Rates	(203,500,000)	4/14 - 4/21	(5,366,758)
Credit Default Swaps on Corporate Bond Indices (l)	Credit	(19,700,000)	6/15	(220,124)

Total Swaps (Net Proceeds -$4,255,004)				$(10,618,791)

Futures (-0.10%) (m)
Short Futures:
Eurodollar contracts	Interest Rates	(245)	9/11 - 9/12	(368,863)

Total Futures				(368,863)

Total Financial Derivatives - Liabilities (Net Proceeds -$4,255,004)				$(10,987,654)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2011 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 and Note 9 in Notes to Consolidated Financial Statements.
(b)	At June 30, 2011, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 133.80%, 47.66%, and 33.78% of shareholders’ equity, respectively.
(c)	To Be Announced (“TBA”) securities settle on a forward basis. At settlement the purchaser generally receives agency pass-through mortgage certificates with original maturity dates typically between 15 and 30 years.
(d)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(e)	At June 30, 2011, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 77.87%, 16.85%, and 39.87% of shareholders’ equity, respectively.
(f)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	15.76%
Affiliates of Credit Suisse	5.25%

(g)	For long credit default swaps on asset backed indices, the Company sold protection.
(h)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(i)	For short credit default swaps on asset backed securities, the Company purchased protection.
(j)	For short credit default swaps on asset backed indices, the Company purchased protection.
(k)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(l)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(m)	Each contract represents a notional amount of $1,000,000.
(n)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Rating Description	Percentage of Shareholders’ Equity
Unrated but Agency-Guaranteed	215.24%
Aaa/AAA/AAA	1.94%
Aa/AA/AA	3.96%
A/A/A	8.29%
Baa/BBB/BBB	6.09%
Ba/BB/BB or below	75.56%
Unrated	1.21%

(o)	Maturity date may be extended through November 4, 2015.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
				Expressed in U.S. Dollars
Investments Sold Short (-192.02%)

TBA - Fixed Rate Agency Securities Sold Short (-185.71%) (c) (e)
$(136,500,000)	Federal National Mortgage Association (30 Year)	4.50%	1/11	$(140,093,789)
(113,000,000)	Government National Mortgage Association (30 Year)	5.00%	1/11	(120,168,438)
(114,500,000)	Federal National Mortgage Association (30 Year)	4.00%	1/11	(113,900,664)
(62,000,000)	Federal National Mortgage Association (30 Year)	5.00%	1/11	(65,172,656)
(63,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	1/11	(62,547,188)
(40,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	2/11	(39,593,750)
(35,000,000)	Federal National Mortgage Association (15 Year)	4.50%	1/11	(36,698,047)
(33,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/11	(34,613,906)
(30,000,000)	Government National Mortgage Association (30 Year)	5.00%	2/11	(31,842,188)
(27,500,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	1/11	(28,174,609)
(24,500,000)	Government National Mortgage Association (30 Year)	4.50%	1/11	(25,432,148)
(25,000,000)	Government National Mortgage Association (30 Year)	4.00%	1/11	(25,171,875)
(16,000,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	1/11	(17,052,500)
(7,500,000)	Federal National Mortgage Association (30 Year)	6.00%	1/11	(8,152,734)
(1,000,000)	Federal National Mortgage Association (30 Year)	5.50%	2/11	(1,068,203)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$750,520,119)				(749,682,695)

U.S. Treasury Securities Sold Short (-6.31%)
(27,000,000)	U.S. Treasury Note	2.63%	11/20	(25,462,403)

Total U.S. Treasury Securities Sold Short (Proceeds -$25,261,493)				(25,462,403)

Total Investments Sold Short (Proceeds -$775,781,612)				$(775,145,098)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional or Number of Contracts	Range of Expiration Dates	Value
				Expressed in U.S. Dollars
Financial Derivatives - Assets (49.88%)
Swaps (49.88%) (f)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Cost $4,032,984) (g)	Credit	$74,128,336	6/36 - 7/36	$3,566,639
Interest Rate Swaps (h)	Interest Rates	$5,000,000	12/20	46,757
Short Swaps:
Credit Default Swaps on Asset Backed Securities (i)	Credit	$(127,088,962)	6/34 - 12/36	102,851,109
Credit Default Swaps on Asset Backed Indices: (j)	Credit
ABX.HE AAA 2007-1 Index		$(108,594,843)	8/37	60,648,862
Other		$(92,449,044)	8/37 - 2/51	32,473,731
Interest Rate Swaps (k)	Interest Rates	$(60,000,000)	12/15 - 12/20	1,748,274

Total Swaps (Cost $208,958,359)				201,335,372

Total Financial Derivatives - Assets (Cost $208,958,359)				$201,335,372

Financial Derivatives - Liabilities (-5.21%)
Swaps (-4.99%)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Proceeds -$17,559,397) (g)	Credit	$37,588,800	8/37 - 12/49	$(17,941,713)
Interest Rate Swaps (h)	Interest Rates	$10,000,000	11/15 - 11/20	(215,277)
Short Swaps:
Interest Rate Swaps (k)	Interest Rates	$(83,750,000)	10/14 - 12/15	(1,461,228)
Credit Default Swaps on Asset Backed Indices (j)	Credit	$(4,434,787)	7/36	(336,263)
Credit Default Swaps on Corporate Bond Indices (l)	Credit	$(19,700,000)	6/15	(185,847)

Total Swaps (Net Proceeds -$17,718,129)				(20,140,328)

Futures (-0.22%) (m)
Short Futures:
Eurodollar contracts	Interest Rates	(400)	3/11 - 9/12	(890,001)

Total Futures				(890,001)

Total Financial Derivatives - Liabilities (Net Proceeds -$17,718,129)				$(21,030,329)

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Month Period Ended June 30, 2011	Three Month Period Ended June 30, 2010	Six Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2010
	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$16,651,827	$10,798,629	$32,500,608	$22,715,250

EXPENSES
Base management fee	1,448,633	1,107,969	2,929,606	2,212,252
Incentive fee	—	—	612,192	482,715
Share-based LTIP expense	37,926	774,037	75,435	1,500,200
Interest expense	1,602,593	872,609	3,145,865	1,679,404
Professional fees	358,126	491,267	911,576	902,136
Compensation expense	403,817	210,000	651,367	500,000
Insurance expense	190,564	285,000	357,127	560,000
Agency and administration fees	249,377	175,024	489,006	346,195
Custody and other fees	220,363	153,132	515,764	258,923
Directors’ fees and expenses	66,747	52,581	140,735	133,386

Total expenses	4,578,146	4,121,619	9,828,673	8,575,211

NET INVESTMENT INCOME (LOSS)	12,073,681	6,677,010	22,671,935	14,140,039

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	(11,021,007)	8,525,150	(2,785,296)	12,315,083
Swaps	7,452,698	(788,380)	11,191,970	7,219,852
Futures	(347,432)	(288,200)	(718,908)	(1,025,880)
Purchased options	—	—	—	(580,860)

	(3,915,741)	7,448,570	7,687,766	17,928,195

Change in net unrealized gain (loss) on:
Investments	(4,301,806)	(7,269,056)	(13,552,278)	(7,053,478)
Swaps	(5,380,002)	(2,655,407)	(7,542,971)	(12,881,161)
Futures	202,288	(469,987)	521,138	(1,348,675)
Purchased options	—	—	—	541,668

	(9,479,520)	(10,394,450)	(20,574,111)	(20,741,646)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	(13,395,261)	(2,945,880)	(12,886,345)	(2,813,451)

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$(1,321,580)	$3,731,130	$9,785,590	$11,326,588

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$(0.08)	$0.30	$0.58	$0.92

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Month Period Ended June 30, 2011	Three Month Period Ended June 30, 2010	Six Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2010
	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income (loss)	$12,073,681	$6,677,010	$22,671,935	$14,140,039
Net realized gain (loss) on investments and financial derivatives	(3,915,741)	7,448,570	7,687,766	17,928,195
Change in net unrealized gain (loss) on investments and financial derivatives	(9,479,520)	(10,394,450)	(20,574,111)	(20,741,646)

Net increase (decrease) in shareholders’ equity resulting from operations	(1,321,580)	3,731,130	9,785,590	11,326,588

CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Shares issued in connection with incentive fee payment	61,219	48,272	203,369	275,689
Dividends paid	(6,756,952)	(3,091,417)	(28,882,514)	(18,546,036)
Share-based LTIP awards	37,926	774,037	75,435	1,500,200

Net increase (decrease) in shareholders’ equity from shareholder transactions	(6,657,807)	(2,269,108)	(28,603,710)	(16,770,147)

Net increase (decrease) in shareholders’ equity	(7,979,387)	1,462,022	(18,818,120)	(5,443,559)
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	392,832,979	292,888,432	403,671,712	299,794,013

SHAREHOLDERS’ EQUITY, END OF PERIOD	$384,853,592	$294,350,454	$384,853,592	$294,350,454

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2010
	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY
RESULTING FROM OPERATIONS	$9,785,590	$11,326,588
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	20,574,111	20,741,646
Net realized (gain) loss on investments and financial derivatives	(7,687,766)	(17,928,195)
Amortization of premiums and accretion of discounts (net)	(5,249,519)	(3,197,557)
Purchase of investments	(1,611,306,332)	(1,197,262,915)
Proceeds from disposition of investments	1,611,907,045	1,032,332,961
Proceeds from principal payments of investments	51,972,572	66,373,369
Proceeds from investments sold short	939,340,941	721,847,421
Repurchase of investments sold short	(1,193,782,745)	(519,186,218)
Payments made to open financial derivatives	(94,317,675)	(167,814,104)
Proceeds received to close financial derivatives	170,997,519	130,603,829
Proceeds received to open financial derivatives	13,087,106	39,865,010
Payments made to close financial derivatives	(20,735,291)	(29,218,557)
Shares issued in connection with incentive fee payment	203,369	275,689
Share-based LTIP expense	75,435	1,500,200
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	3,246,250	—
(Increase) decrease in receivable for securities sold	245,578,409	(271,452,941)
(Increase) decrease in deposits with dealers held as collateral	(3,050)	(7,172,282)
(Increase) decrease in interest and principal receivable	(1,408,928)	4,927,232
(Increase) decrease in other assets	(333,255)	(534,005)
Increase (decrease) in liabilities:
Increase (decrease) in due to brokers - margin accounts	(49,903,794)	13,257,911
Increase (decrease) in payable for securities purchased	(66,079,890)	329,572,335
Increase (decrease) in accounts payable and accrued expenses	348,429	963,979
Increase (decrease) in incentive fee payable	(1,421,500)	(2,274,530)
Increase (decrease) in interest and dividends payable	16,194	(100,676)
Increase (decrease) in base management fee payable	(76,184)	(29,053)

Net cash provided by (used in) operating activities	14,827,041	157,417,137

Cash flows provided by (used in) financing activities:
Offering costs paid	(438,762)	(594,362)
Dividends paid	(28,882,514)	(18,546,036)
Reverse repurchase agreements, net of repayments	24,140,740	(131,808,301)

Net cash provided by (used in) financing activities	(5,180,536)	(150,948,699)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,646,505	6,468,438
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,790,818	102,863,164

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,437,323	$109,331,602

Supplemental disclosure of cash flow information:
Interest paid	$3,129,671	$1,698,889

Shares issued in connection with incentive fee payment (non-cash)	$203,369	$275,689

Share-based LTIP awards (non-cash)	$75,435	$1,500,200

Aggregate TBA trade activity (buys + sells) (non-cash)	$11,055,413,893	$6,089,897,901

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(UNAUDITED)

1. Organization and Investment Objective

Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007 upon the completion of its initial private capitalization. EF Securities LLC, a wholly owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on October 12, 2007 and commenced operations on November 30, 2007. EF Mortgage LLC, a wholly owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF CMO LLC, a wholly owned consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. Ellington Financial LLC, EF Securities LLC, EF Mortgage LLC and EF CMO LLC are hereafter collectively referred to as the “Company.” All inter-company accounts are eliminated in consolidation.

On October 14, 2010, the Company closed its initial public offering of its common shares representing limited liability company interests, or common shares, pursuant to which it sold 4,500,000 common shares to the public at a public offering price of $22.50. The Company raised approximately $101.3 million in gross proceeds, resulting in net proceeds of approximately $94.7 million after deducting underwriting discounts and other offering costs. The Company’s common shares trade on the New York Stock Exchange under the symbol “EFC.”

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

Ellington Financial Management, LLC (“EFM” or the “Manager”) is a registered investment advisor that serves as the Manager to the Company pursuant to the terms of the Third Amended and Restated Management Agreement effective August 2, 2011 (the “Management Agreement”). EFM is an affiliate of Ellington Management Group, L.L.C., an investment management firm and also a registered investment advisor. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.

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

(C) Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, including investments in mortgage loans, or “MBS,” and U.S. Treasury holdings, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are reevaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses.

(D) Cash and Cash Equivalents: On the Consolidated Statement of Cash Flows the Company has revised prior period classifications to conform to current period presentation. Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of June 30, 2011, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation. As of December 31, 2010, 70% and 30% of cash and cash equivalents were held in the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively.

(E) Financial Derivatives: The Company enters into various types of financial derivatives. The two major types utilized are swaps and futures.

Swaps: The Company may enter into various types of swaps, including interest rate swaps, credit default swaps, and total return swaps. The primary risk associated with the Company’s interest rate swap activity is interest rate risk. The primary risk associated with the Company’s total return swap activity has been equity market risk. The Company did not have any total return swaps outstanding as of June 30, 2011. The primary risk associated with the Company’s credit default swaps is credit risk.

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

Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset backed securities, credit default swaps on asset backed indices, credit default swaps on corporate bond indices, interest rate swaps, and Eurodollar futures contracts.

Swap assets are included in Financial Derivatives—Assets on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Swap liabilities are included in Financial Derivatives—Liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized depreciation on futures contracts is included in Financial Derivatives—Liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For interest rate swaps, credit default swaps and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 114%, 69%, and 80%, respectively, of average monthly notional amounts of each such category outstanding during the six month period ended June 30, 2011. For interest rate swaps, credit default swaps, and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 318%, 133%, and 38%, respectively, of average monthly notional amounts of each such category outstanding during the year ended December 31, 2010. The Company uses average monthly notional amounts outstanding to indicate the volume of activity with respect to these instruments.

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

Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At June 30, 2011, the Company’s open reverse repurchase agreements had remaining terms that ranged from 7 to 237 days and had interest rates ranging from 0.19% to 2.50%. At June 30, 2011, approximately 79% of open reverse repurchase agreements were with four counterparties. At December 31, 2010, the Company’s open reverse repurchase agreements had remaining terms that ranged from 13 to 178 days and had interest rates ranging from 0.27% to 2.60%. At December 31, 2010, approximately 77% of open reverse repurchase agreements were with four counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of June 30, 2011 and December 31, 2010, the Company did not have any material seller financing. No transactions are accounted for as linked transactions at June 30, 2011 and December 31, 2010.

(H) Purchased Options: The Company has entered into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid. The Company had no purchased options outstanding as of June 30, 2011 and December 31, 2010.

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

The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier- month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of June 30, 2011, total assets included $42.9 million of TBAs as well as $520.0 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales.

As of June 30, 2011, total liabilities included $518.0 million of TBAs sold short as well as $43.4 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases. On a net basis, as of June 30, 2011, the Company held a net short position in TBAs of $475.1 million while at December 31, 2010, the Company held a net short position in TBAs of $695.3 million.

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

(N) Earnings Per Share (“EPS”): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders’ equity resulting from operations after adjusting for the impact of long term incentive plan units deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding long term incentive units. Because the Company’s long term incentive plan units are deemed to be participating securities and the Company has no other equity securities outstanding, basic and diluted EPS are the same. See Note 8 for EPS computations.

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

The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management’s conclusions regarding ASC 740-10 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance from the Financial Accounting Standards Board (“FASB”), and ongoing analyses of tax laws, regulations and interpretations thereof.

(P) Subsequent Events: The Company applies the provisions of ASC 855-10, Subsequent Events, in the preparation of its consolidated financial statements. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

(Q) Recent Accounting Pronouncements: On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). This ASU represents the completion of the joint project on fair value of the FASB and International Accounting Standards Board (“IASB”). The objective of the project was to bring together as closely as possible the fair value measurement and disclosure guidance issued by the two boards. Many of the changes in the U.S. final standard represent clarifications to existing guidance. The standard also includes new required quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of ASU 2011-04.

On April 29, 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing— (Topic 860), Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). This modifies the criteria for determining when repurchase agreements and other similar transactions would be accounted for as financings (secured borrowings/ lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). ASU 2011-03 is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on its consolidated financial statements.

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

The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at June 30, 2011:

Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$823,143,747	$5,227,032	$828,370,779
Private label residential mortgage-backed securities	—	—	357,894,063	357,894,063
Private label commercial mortgage-backed securities	—	—	10,942,490	10,942,490
Commercial Mortgage Loans	—	—	4,650,000	4,650,000

Total investments at value	—	823,143,747	378,713,585	1,201,857,332

Financial derivatives-assets-
Credit default swaps on asset backed securities	—	—	69,828,936	69,828,936
Credit default swaps on asset backed indices	—	54,923,398	—	54,923,398
Interest rate swaps	—	959,933	—	959,933

Total financial derivatives-assets	—	55,883,331	69,828,936	125,712,267

Repurchase agreements	—	22,437,500	—	22,437,500

Total investments, financial derivatives-assets and repurchase agreements	$—	$901,464,578	$448,542,521	$1,350,007,099

Liabilities:
Investments sold short-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(540,155,406)	$—	$(540,155,406)

Financial derivatives-liabilities-
Credit default swaps on corporate indices	—	(220,124)	—	(220,124)
Credit default swaps on asset backed indices	—	(5,031,909)	—	(5,031,909)
Interest rate swaps	—	(5,366,758)	—	(5,366,758)
Unrealized depreciation on futures contracts	(368,863)	—	—	(368,863)

Total financial derivatives-liabilities	(368,863)	(10,618,791)	—	(10,987,654)

Total investments sold short and financial derivatives-liabilities	$(368,863)	$(550,774,197)	$—	$(551,143,060)

Investments under the U.S. Treasury and Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the six month period ended June 30, 2011.

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

There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the year ended December 31, 2010.

At December 31, 2010, the Company held money market investments that are included in cash and cash equivalents on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity and are considered Level 1 financial instruments.

The tables below include a roll-forward of the Company’s financial instruments for the three month periods ended June 30, 2011 and 2010, respectively (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended June 30, 2011

	Beginning Balance as of March 31, 2011	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2011
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$4,298,160	$(326,936)	$97,393	$(158,414)	$2,471,946	$(1,155,117)	$—	$5,227,032
Private label residential mortgage-backed securities	354,681,940	3,671,436	3,380,108	(15,999,987)	89,832,304	(77,671,738)	—	357,894,063
Private label commercial mortgage-backed securities	13,083,485	148,163	125,553	(1,230,947)	1,405,580	(2,589,344)	—	10,942,490
Commercial Mortgage Loans	4,675,000	46,142	—	(71,142)	—	—	—	4,650,000

Total investments at value	376,738,585	3,538,805	3,603,054	(17,460,490)	93,709,830	(81,416,199)	—	378,713,585

Financial derivatives- assets
Credit default swaps on asset backed securities	90,382,805	—	2,627,724	(1,489,650)	27,971	(21,719,914)	—	69,828,936

Total financial derivatives- assets	90,382,805	—	2,627,724	(1,489,650)	27,971	(21,719,914)	—	69,828,936

Total investments and financial derivatives-assets	$467,121,390	$3,538,805	$6,230,778	$(18,950,140)	$93,737,801	$(103,136,113)	$—	$448,542,521

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2011, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2011. For Level 3 financial instruments held by the Company at June 30, 2011, change in net unrealized gain (loss) of $(16.6) million and $(1.5) million, for the three month period ended June 30, 2011 relate to investments and financial derivative-assets, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended June 30, 2010

	Beginning Balance as of March 31, 2010	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2010
Assets:
Investments at value-
Private label residential mortgage-backed securities	$234,944,268	$3,155,804	$9,654,774	$(2,744,250)	$94,980,740	$(94,472,719)	$—	$245,518,617

Total investments at value	234,944,268	3,155,804	9,654,774	(2,744,250)	94,980,740	(94,472,719)	—	245,518,617

Financial derivatives- assets
Credit default swaps on corporate bonds	4,547,488	—	(4,560,582)	803,011	393,489	(1,183,406)	—	—
Credit default swaps on asset backed securities	119,540,520	—	3,365,728	(6,216,478)	3,817,848	(7,082,327)	—	113,425,291
Other swaps	323,021	—	335,312	(323,021)	—	(335,312)	—	—

Total financial derivatives- assets	124,411,029	—	(859,542)	(5,736,488)	4,211,337	(8,601,045)	—	113,425,291

Total investments and financial derivatives-assets	$359,355,297	$3,155,804	$8,795,232	$(8,480,738)	$99,192,077	$(103,073,764)	$—	$358,943,908

Liabilities:
Financial derivatives- liabilities
Credit default swaps on asset backed securities	$(6,944,815)	$—	$(1,086,884)	$2,689,816	$5,341,883	$—	$—	$—

Total financial derivatives- liabilities	$(6,944,815)	$—	$(1,086,884)	$2,689,816	$5,341,883	$—	$—	$—

In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements, which became effective for fiscal years beginning after December 15, 2010. As a result certain classifications in the above table have been conformed to the current period presentation.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2010, as well as Level 3 financial instruments disposed of by the Company during the three month-period ended June 30, 2010. For Level 3 financial instruments held by the Company at June 30, 2010, change in net unrealized gain (loss) of $(0.2) million, $(5.7) million and $2.7 million for the three month period ended June 30, 2010 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Six Month Period Ended June 30, 2011

	Beginning Balance as of December 31, 2010	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2011
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(419,807)	$97,393	$(150,203)	$6,854,766	$(1,155,117)	$—	$5,227,032
Private label residential mortgage-backed securities	338,839,441	7,320,793	14,556,334	(22,637,757)	186,259,638	(166,444,386)	—	357,894,063
Private label commercial mortgage-backed securities	1,850,000	230,972	897,963	(1,478,534)	16,750,783	(7,308,694)	—	10,942,490
Commercial Mortgage Loans	—	60,981	—	(85,981)	4,675,000	—	—	4,650,000

Total investments at value	340,689,441	7,192,939	15,551,690	(24,352,475)	214,540,187	(174,908,197)	—	378,713,585

Financial derivatives- assets
Credit default swaps on asset backed securities	102,851,109	—	5,308,298	(4,740,333)	403,551	(33,993,689)	—	69,828,936

Total financial derivatives- assets	102,851,109	—	5,308,298	(4,740,333)	403,551	(33,993,689)	—	69,828,936

Total investments and financial derivatives-assets	$443,540,550	$7,192,939	$20,859,988	$(29,092,808)	$214,943,738	$(208,901,886)	$—	$448,542,521

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2011, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2011. For Level 3 financial instruments held by the Company at June 30, 2011, change in net unrealized gain (loss) of $(17.5) million and $(9.9) million for the six month period ended June 30, 2011 relate to investments and financial derivative-assets, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Six Month Period Ended June 30, 2010

	Beginning Balance as of December 31, 2009	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2010
Assets:
Investments at value-
Private label residential mortgage-backed securities	$210,363,731	$5,938,803	$11,899,982	$4,344,547	$158,225,948	$(145,254,394)	$—	$245,518,617

Total investments at value	210,363,731	5,938,803	11,899,982	4,344,547	158,225,948	(145,254,394)	—	245,518,617

Financial derivatives- assets
Credit default swaps on corporate bonds	8,475,895	—	(2,281,392)	(2,650,145)	1,713,374	(5,257,732)	—	—
Credit default swaps on asset backed securities	95,199,131	—	11,470,519	(15,155,697)	38,112,949	(16,201,611)	—	113,425,291
Other swaps	257,212	—	335,312	(257,212)	—	(335,312)	—	—

Total financial derivatives- assets	103,932,238	—	9,524,439	(18,063,054)	39,826,323	(21,794,655)	—	113,425,291

Total investments and financial derivatives-assets	$314,295,969	$5,938,803	$21,424,421	$(13,718,507)	$198,052,271	$(167,049,049)	$—	$358,943,908

Liabilities:
Financial derivatives- liabilities
Credit default swaps on asset backed securities	$(10,547,540)	$—	$(1,657,578)	$3,881,292	$8,339,356	$(15,530)	$—	$—

Total financial derivatives- liabilities	$(10,547,540)	$—	$(1,657,578)	$3,881,292	$8,339,356	$(15,530)	$—	$—

In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements, which became effective for fiscal years beginning after December 15, 2010. As a result certain classifications in the above table have been conformed to the current period presentation.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2010, as well as Level 3 financial instruments disposed of by the Company during the six month-period ended June 30, 2010. For Level 3 financial instruments held by the Company at June 30, 2010, change in net unrealized gain (loss) of $3.4 million and $(16.0) million for the six month period ended June 30, 2010 relate to investments and financial derivative-assets, respectively.

4. Financial Derivatives

Gains and losses on the Company’s derivative contracts for the three and six month periods ended June 30, 2011 are summarized in the tables below:

June 30, 2011:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended June 30, 2011	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended June 30, 2011	Net Realized Gain/(Loss) for the Six Month Period Ended June 30, 2011	Change in Net Unrealized Gain/(Loss) for the Six Month Period Ended June 30, 2011
Financial derivatives - assets
Credit Default Swaps on Asset Backed Securities	Credit	$2,627,724	$(1,489,653)	$5,308,298	$(4,740,333)
Credit Default Swaps on Asset Backed Indices	Credit	3,819,732	1,095,929	(1,225,909)	1,974,050
Interest Rate Swaps	Interest Rates	(384,944)	(1,637,426)	(652,031)	(835,100)

		6,062,512	(2,031,150)	3,430,358	(3,601,383)

Financial derivatives - liabilities
Credit Default Swaps on Asset Backed Indices	Credit	2,441,507	(207,888)	8,862,730	(217,059)
Credit Default Swaps on Corporate Bond Indices	Credit	(49,797)	339	(99,594)	(34,277)
Interest Rate Swaps	Interest Rates	(1,001,524)	(3,141,303)	(1,001,524)	(3,690,252)

		1,390,186	(3,348,852)	7,761,612	(3,941,588)

Futures contracts
Short Eurodollar contracts	Interest Rates	(347,432)	202,288	(718,908)	521,138

Total		$7,105,266	$(5,177,714)	$10,473,062	$(7,021,833)

Gains and losses on the Company’s derivative contracts for the three and six month periods ended June 30, 2010 are summarized in the tables below:

June 30, 2010:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended June 30, 2010	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended June 30, 2010	Net Realized Gain/(Loss) for the Six Month Period Ended June 30, 2010	Change in Net Unrealized Gain/(Loss) for the Six Month Period Ended June 30, 2010
Financial derivatives - assets
Credit Default Swaps on Asset Backed Securities	Credit	$3,365,728	$(6,216,478)	$11,470,519	$(15,155,697)
Credit Default Swaps on Asset Backed Indices	Credit	(2,827,979)	634,325	(4,292,659)	1,657,183
Credit Default Swaps on Corporate Bond Indices	Credit	2,189	(1,395)	2,189	(1,395)
Credit Default Swaps on Corporate Bonds	Credit	(4,560,582)	803,011	(2,281,392)	(2,650,145)
Other Swaps	Credit	335,312	(323,021)	335,312	(257,212)
Interest Rate Swaps	Interest Rates	(125,261)	—	(125,261)	(109,332)

		(3,810,593)	(5,103,558)	5,108,708	(16,516,598)

Financial derivatives - liabilities
Credit Default Swaps on Asset Backed Securities	Credit	(1,086,884)	2,689,816	(1,657,578)	3,881,292
Credit Default Swaps on Asset Backed Indices	Credit	6,216,783	(539,333)	6,523,782	(265,095)
Credit Default Swaps on Corporate Bond Indices	Credit	(929,642)	1,283,806	(1,003,740)	1,145,978
Total Return Swaps	Equity Market	(280,600)	98,728	(853,876)	87,798
Interest Rate Swaps	Interest Rates	(897,444)	(1,084,866)	(897,444)	(1,214,536)

		3,022,213	2,448,151	2,111,144	3,635,437

Futures contracts
Short Eurodollar contracts	Interest Rates	(288,200)	(469,987)	(1,025,880)	(1,348,675)

Total		$(1,076,580)	$(3,125,394)	$6,193,972	$(14,229,836)

As of June 30, 2011, the Company is party to credit derivatives contracts in the form of credit default swaps on mortgage/asset backed securities and indices, or “ABSCDS.” As a seller of credit protection via ABSCDS, the Company receives periodic payments from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at June 30, 2011 and December 31, 2010, respectively, are summarized below:

Single Name and Index Credit Default Swaps (Asset Backed Securities)	Amount at June 30, 2011	Amount at December 31, 2010
Fair Value of Written Credit Derivatives, Net	$(4,564,225)	$(14,375,074)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$5,031,909	$18,286,216
Notional Amount of Written Credit Derivatives(2)	$(24,864,649)	$(111,717,136)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$13,314,333	$43,721,319

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.
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

Unless terminated by mutual agreement by both the buyer and seller, ABSCDS contracts typically terminate at the earlier of the (i) date the buyer of protection delivers the reference asset to the seller in exchange for payment of the notional balance following the occurrence of a credit event or (ii) date the reference asset is paid off in full, retired, or otherwise ceases to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of an underlying reference asset has deteriorated, credit spreads combined with a percentage of notional amounts paid up front (points up front) are frequently used as an indication of ABSCDS risk. ABSCDS credit protection sellers entering the market would expect to be paid a percentage of the current notional balance up front (points up front) approximately equal to the fair value of the contract in order to write protection on the reference assets underlying the Company’s ABSCDS contracts. Stated spreads at June 30, 2011 on ABSCDS contracts where the Company wrote protection range between 9 and 442 basis points on contracts that were outstanding at this date and were unchanged from December 31, 2010. However, participants entering the market at June 30, 2011 and December 31, 2010 would likely transact on similar contracts with material points upfront given these spreads. Total net up-front payments received relating to ABSCDS contracts outstanding at June 30, 2011 and December 31, 2010 were $4.2 million and $13.5 million, respectively.

5. Base Management Fee and Incentive Fee

The Company has engaged the Manager to manage the assets, operations and affairs of the Company and pays various management fees associated with that arrangement. Effective August 2, 2011, the Board of Directors approved a Third Amended and Restated Management Agreement between the Company and the Manager. The Base Management Fees and Incentive Fees payable under the agreement are detailed below.

Base Management Fees

The Manager receives an annual base management fee in an amount equal to 1.50% per annum of the Company’s shareholders’ equity as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter). The base management fee is payable quarterly in arrears.

Summary information—For the three month periods ended June 30, 2011 and 2010, the total base management fees incurred by the Company were $1.4 million and $1.1 million, respectively. For the six month periods ended June 30, 2011 and 2010, the total base management fees incurred by the Company were $2.9 million and $2.2 million, respectively.

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

For purposes of calculating the incentive fee, the “Hurdle Amount” means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the ten-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all our common share issuances up to the end of such fiscal quarter, with each issuance weighted by both the number of shares issued in such issuance and the number of days that such issued shares were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e., attributing any share repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares at the beginning of such fiscal quarter by (II) the average number of common shares outstanding for each day during such fiscal quarter, and (iii) the average number of common shares and LTIP units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.

Summary information—There were no incentive fees incurred for the three month periods ended June 30, 2011 and 2010. Total incentive fees incurred for the six month periods ended June 30, 2011 and 2010, were $0.6 million and $0.5 million, respectively.

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

As of August 17, 2010, LTIP units awarded to the Manager were fully vested and fully expensed. LTIP units held pursuant to the Manager LTIP are generally exercisable by the holder at any time after vesting. Each LTIP unit is convertible into one common share. During the three month period ended June 30, 2010, expense recognized related to the Manager LTIP was approximately $0.8 million and during the six month period ended June 30, 2010, expense recognized related to the Manager LTIP was approximately $1.5 million. There is no cash flow effect from the issuance of the Manager LTIP units. Since inception, the aggregate expense associated with the Manager LTIP was $8.6 million.

Individual LTIP units in the amount of 3,750 units were granted to the Company’s independent directors on each of August 17, 2007, December 31, 2008, October 1, 2009 and October 1, 2010. Excluding the October 1, 2010 award, these grants have fully vested. The vesting period for awards issued to directors under the Individual LTIP has generally been one year from the date of grant. In addition, on December 15, 2010, the Company issued a total of 2,500 LTIP units to certain of its dedicated officers. The vesting period for this grant is also one year from the date of grant. LTIP units held pursuant to the Individual LTIP are generally exercisable by the holder at any time after vesting. Each LTIP unit is convertible into one common share. Costs associated with the Individual

LTIP are measured as of the grant date and expensed ratably over the vesting period. The total expenses associated with the Individual LTIP units awarded to the independent directors for the three month periods ended June 30, 2011 and 2010, were $0.02 million and $0.02 million, respectively. The total expenses associated with the Individual LTIP units awarded to the independent directors for the six month periods ended June 30, 2011 and 2010, were $0.05 million and $0.05 million, respectively. The total expense associated with the Individual LTIP units awarded to the Company’s dedicated officers for the three month period ended June 30, 2011 was approximately $0.01 million and the total expense associated with the Individual LTIP units awarded to the Company’s dedicated officers for the six month period ended June 30, 2011 was approximately $0.02 million. Unrecognized expense related to unvested Individual LTIP units awarded to independent directors was $0.02 million at June 30, 2011 and $0.07 million at December 31, 2010. Unrecognized expense related to unvested Individual LTIP units awarded to certain of the Company’s dedicated officers was $0.03 million at June 30, 2011 and $0.05 million at December 31, 2010. Since inception, 7,500 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.

If all of the LTIP units that have previously been issued were to be fully vested and exchanged for common shares as of June 30, 2011 and December 31, 2010, the Company’s issued and outstanding common shares would increase to 16,892,381 and 16,883,342 shares, respectively, resulting in shareholders’ equity per share of $22.78 and $23.91 at June 30, 2011 and December 31, 2010, respectively.

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the three month periods ended June 30, 2011 and 2010, respectively.

Three Month Periods Ended June 30, 2011 and June 30, 2010:

	Three Month Period Ended June 30, 2011			Three Month Period Ended June 30, 2010
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (3/31/2011, 3/31/2010, respectively)	375,000	10,000	385,000	375,000	5,000	380,000
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—

LTIP Units Outstanding (6/30/2011, 6/30/2010, respectively)	375,000	10,000	385,000	375,000	5,000	380,000

LTIP Units Vested and Outstanding (6/30/2011, 6/30/2010, respectively)	375,000	3,750	378,750	250,000	1,250	251,250

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the six month periods ended June 30, 2011 and 2010, respectively.

Six Month Periods Ended June 30, 2011 and June 30, 2010:

	Six Month Period Ended June 30, 2011			Six Month Period Ended June 30, 2010
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2010, 12/31/2009, respectively)	375,000	10,000	385,000	375,000	7,500	382,500
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(2,500)	(2,500)

LTIP Units Outstanding (6/30/2011, 6/30/2010, respectively)	375,000	10,000	385,000	375,000	5,000	380,000

LTIP Units Vested and Outstanding (6/30/2011, 6/30/2010, respectively)	375,000	3,750	378,750	250,000	1,250	251,250

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

The following tables set forth the dividend distributions authorized by the Board of Directors relating to the six month periods ended June 30, 2011 and 2010, payable to shareholders and LTIP holders:

Six Month Period Ended June 30, 2011

	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.40	$6,756,952	June 1, 2011	June 15, 2011
Second Quarter	$0.40	$6,756,952	September 1, 2011	September 15, 2011

Six Month Period Ended June 30, 2010

	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.25	$3,091,417	May 18, 2010	June 15, 2010
Second Quarter	$0.15	$1,854,849	September 1, 2010	September 15, 2010

Dividends are declared and paid on a quarterly basis in arrears.

Detailed below is a roll-forward of the Company’s common shares outstanding for the three month periods ended June 30, 2011 and 2010:

Three Month Periods Ended June 30, 2011 and June 30, 2010:

	Three Month Period Ended June 30, 2011	Three Month Period Ended June 30, 2010
Common Shares Outstanding (3/31/2011, 3/31/2010, respectively)	16,504,742	11,983,695

Share Activity:
Shares issued in connection with incentive fee payment	2,639	1,975
Director LTIP units exercised	—	—

Common Shares Outstanding (6/30/2011, 6/30/2010, respectively)	16,507,381	11,985,670

Detailed below is a roll-forward of the Company’s common shares outstanding for the six month periods ended June 30, 2011 and 2010:

Six Month Periods Ended June 30, 2011 and June 30, 2010:

	Six Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2010
Common Shares Outstanding (12/31/2010, 12/31/2009, respectively)	16,498,342	11,972,113

Share Activity:
Shares issued in connection with incentive fee payment	9,039	11,057
Director LTIP units exercised	—	2,500

Common Shares Outstanding (6/30/2011, 6/30/2010, respectively)	16,507,381	11,985,670

As of June 30, 2011 and December 31, 2010, related parties of the Company owned approximately 20.6% of common shares and LTIP units outstanding.

8. Earnings Per Share

The components of the computation of basic and diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net increase in shareholders’ equity resulting from operations	$(1,321,580)	$3,731,130	$9,785,590	$11,326,588

Net increase (decrease) in shareholders’ equity resulting from operations available to common share and LTIP holders:	(1,321,580)	3,731,130	9,785,590	11,326,588
Net increase (decrease) in shareholders’ equity resulting from operations - common shares	(1,291,458)	3,616,464	9,562,518	10,977,895
Net increase (decrease) in shareholders’ equity resulting from operations - LTIPs	(30,122)	114,666	223,072	348,693

Dividends Paid:
Common Shares	(6,602,952)	(2,996,417)	(28,224,164)	(17,976,035)
LTIPs	(154,000)	(95,000)	(658,350)	(570,000)

Total dividends paid to common share and LTIP holders	(6,756,952)	(3,091,417)	(28,882,514)	(18,546,035)
Undistributed earnings:
Common Shares	(7,894,410)	620,047	(18,661,646)	(6,998,140)
LTIPs	(184,122)	19,666	(435,278)	(221,307)

Total undistributed earnings attributable to common share and LTIP holders	$(8,078,532)	$639,713	$(19,096,924)	$(7,219,447)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	16,506,453	11,984,824	16,503,940	11,981,338
Weighted average participating LTIPs	385,000	380,000	385,000	380,566
Basic earnings per common share:
Distributed	$0.40	$0.25	$1.71	$1.50
Undistributed	(0.48)	0.05	(1.13)	(0.58)

	$(0.08)	$0.30	$0.58	$0.92

Diluted earnings per common share:
Distributed	$0.40	$0.25	$1.71	$1.50
Undistributed	(0.48)	0.05	(1.13)	(0.58)

	$(0.08)	$0.30	$0.58	$0.92

The Company pays quarterly dividends in arrears. Dividends paid in the table above relate to the respective period’s prior period earnings.

9. Risks

The Company may be exposed to various types of risks, including market price risk, interest rate risk, and credit risk. Market price risk is the risk of decline in value of the investments held by the Company for a number of reasons, including changes in prevailing market and interest rates, increases in defaults, increases in voluntary prepayments for investments subject to prepayment risk, and widening credit spreads. Interest rate risk is the risk associated with the effects of the fluctuations in the prevailing level of market interest rates. Credit risk includes the risk of principal loss as well as the risk that a counterparty will be unable to pay amounts in full when due. Since 2007, the U.S. residential mortgage market has experienced severe dislocations and liquidity disruptions. Over the same period mortgage loans have experienced increased rates of delinquency, foreclosure and loss, although the rate of increase has slowed. While more recently the mortgage market has experienced some improvement and stability relative to the 2007-2009 period, home prices remain depressed and relative illiquidity in private label mortgage related assets persists.

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

The Company is party to a tri-party collateral arrangement under one of its ISDA trading agreements whereby a third party holds collateral posted by the Company. Pursuant to the terms of the arrangement the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to the Company. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at June 30, 2011 and December 31, 2010, collateral posted by the Company and held by a third party custodian in the amount of $6.7 million and $9.0 million, respectively.

As of June 30, 2011, investments with an aggregate value of approximately $921.1 million were held with dealers as collateral for various reverse repurchase agreements. In addition, as of June 30, 2011, the Company holds an investment with a value of approximately $1.6 million which was received to satisfy collateral requirements for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $17.5 million that were sold prior to period end but for which such sale had not settled as of June 30, 2011.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of collateral for various reverse repurchase agreements. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $194.9 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Morgan Stanley	25%
Bank of America	21%
Credit Suisse Group	16%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of June 30, 2011:

Dealer	% of Total Deposits with Dealers Held as Collateral
Citigroup	45%
JP Morgan Chase	24%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Due to brokers-margin accounts as of June 30, 2011:

Dealer	% of Total Due to Brokers - Margin Accounts
Morgan Stanley	59%
Credit Suisse Group	17%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of June 30, 2011:

Dealer	% of Total Receivable for Securities Sold
Royal Bank of Scotland	49%
Bank of America	16%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Payable for securities purchased as of June 30, 2011:

Dealer	% of Total Payable for Securities Purchased
Bank of America	27%
Citigroup	22%
JP Morgan	21%

The Company is party to various derivative contracts generally governed by ISDA trading agreements with dealer counterparties. The Company’s ISDA trading agreements, which are separately negotiated agreements with each dealer counterparty, typically contain provisions allowing, absent other considerations, a counterparty to exercise rights, to the extent not otherwise waived, against the Company in the event the Company’s shareholders’ equity declines over time by a predetermined percentage or falls below a predetermined floor. Such rights often include the ability to terminate (i.e., close out) open contracts at prices which may favor the counterparty, which could have a material adverse effect on the Company.

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

11. Financial Highlights

Results of Operations for a Share Outstanding Throughout the Periods Ended June 30, 2011 and 2010:

	Three Month Period Ended June 30, 2011	Three Month Period Ended June 30, 2010	Six Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2010
Beginning Shareholders’ Equity Per Share (3/31/11, 3/31/10, 12/31/10 and 12/31/09, respectively)	$23.80	$24.44	$24.47	$25.04
Net Investment Income	0.73	0.56	1.37	1.18
Net Realized/Unrealized Gains (Losses)	(0.81)	(0.24)	(0.78)	(0.24)

Results of Operations (1)	(0.08)	0.32	0.59	0.94
Dividends Paid (2)	(0.41)	(0.26)	(1.75)	(1.55)
Share-Based LTIP Awards	—	0.06	—	0.13

Ending Shareholders’ Equity Per Share (6/30/11, 6/30/10, 6/30/11 and 6/30/10, respectively) (3)	$23.31	$24.56	$23.31	$24.56

Shares Outstanding, end of period	16,507,381	11,985,670	16,507,381	11,985,670

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 8).
(2)	Dividends paid include dividends paid on common shares and LTIP units. For the three month periods ending June 30, 2011 and 2010, dividends totaling $0.40 and $0.25, respectively, per common share and LTIP unit outstanding were declared and paid. For the six month periods ending June 30, 2011 and 2010, two dividends totaling $1.71 and $1.50, respectively, per common share and LTIP unit outstanding were declared and paid. Dividends paid of $0.41 and $0.26 per share for the three month periods ending June 30, 2011 and 2010, respectively, and dividends paid of $1.75 and $1.55 per share for the six month periods ending June 30, 2011 and 2010, respectively, above reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units.
(3)	If all LTIP units previously issued were vested and exchanged for common shares as of June 30, 2011 and 2010, shareholders’ equity per share would be $22.78 and $23.80, respectively.

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

Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended June 30, 2011	Three Month Period Ended June 30, 2010	Six Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2010

Total Return before Incentive Fee	(0.37)%	1.50%	2.42%	4.31%
Incentive Fee	0.00%	0.00%	(0.16)%	(0.17)%

Total Return after Incentive Fee	(0.37)%	1.50%	2.26%	4.14%

(1)	Total return is calculated for all shareholders’ equity accounts taken as a whole for each period. Total Return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP units: (1)

	Three Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2011

Total Return before Incentive Fee	(2.64)%	0.09%
Incentive Fee	0.00%	(0.16)%

Total Return after Incentive Fee	(2.64)%	(0.07)%

(1)	Total return is calculated assuming all LTIP units had been converted into common shares at June 30, 2011. Total return represents all shareholders’ equity accounts outstanding for the entire period. LTIP units outstanding at June 30, 2011 totaled 385,000 and represent 2.28% of total shares and LTIP units outstanding as of that date.

Market Based Total Return for a Shareholder:

For the three and six month periods ended June 30, 2011, the Company’s market based total return was (7.01)% and 1.86%, respectively, and assumes the reinvestment of dividends.

Net Investment Income Ratio to Average Shareholders’ Equity: (1)

	Three Month Period Ended June 30, 2011	Three Month Period Ended June 30, 2010	Six Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2010

Net Investment Income (2)	12.43%	9.08%	11.73%	9.70%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Includes all items of income and expenses on an annualized basis except for incentive fee expense which is included on a non-annualized basis.

Expense Ratios to Average Shareholders’ Equity: (1)(2)

	Three Month Period Ended June 30, 2011	Three Month Period Ended June 30, 2010	Six Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2010

Operating expenses before incentive fee and interest expense	(3.06)%	(4.42)%	(3.10)%	(4.33)%
Incentive fee	0.00%	0.00%	(0.15)%	(0.16)%
Interest expense	(1.65)%	(1.19)%	(1.61)%	(1.13)%

Total Expenses	(4.71)%	(5.61)%	(4.86)%	(5.62)%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Ratios are annualized except for the incentive fee which is not annualized.

12. Subsequent Events

On August 2, 2011, the Company’s Board of Directors approved a dividend in the amount of $0.40 per share payable on September 15, 2011 to shareholders of record as of September 1, 2011. On August 4, 2011, the Company’s Board of Directors approved the adoption of a $10.0 million share repurchase program.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae and Freddie Mac; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2011, we believe that our non-Agency RMBS strategies represented the primary drivers of our risk and return, and we expect that they will continue to do so over the near term. We additionally expect CMBS and commercial mortgage loans to represent a growing component of our strategy. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As discussed below in “—Liquidity and Valuation,” financing for non-Agency RMBS has become more readily available, but currently we employ only low levels of leverage with respect to the non-Agency RMBS in our portfolio. We currently finance our purchases of Agency RMBS and non-Agency RMBS using reverse repurchase agreements, or “reverse repos,” which we account for as collateralized borrowings. Unless we acquire very substantial amounts of whole mortgage loans, we expect that we will always maintain some core amount of Agency RMBS to maintain our exclusion from regulation as an investment company under the Investment Company Act.

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

As of June 30, 2011, our outstanding borrowings under reverse repurchase agreements were $801.9 million and our debt-to-equity ratio was 2.08 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 75.3% or $604.0 million relates to our Agency holdings with the remaining related to our non-Agency holdings.

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

Recent Developments

Starting with the announcement of the Public-Private Investment Program, or “PPIP,” sponsored by the federal government, towards the end of the first quarter of 2009, and along with the general improvements in most global financial markets since that time, liquidity and prices have improved in the RMBS markets, presumably reflecting, among other things, market participants’ pricing better economic scenarios into, and demanding lower target returns on, their investments.

Meanwhile, there have also been modest improvements in fundamental factors affecting RMBS since the second half of 2009, including slowing or modest reversals in many regions of both declining home prices and increasing loan loss severities upon default. However, these improvements seem to have been somewhat undercut by the large overhang of shadow inventory in the housing market. This inventory overhang is the result of the substantial number of homeowners who remain delinquent on their outstanding mortgages and foreclosures that are stalled in court. There also exist many homes that were built prior to the housing crisis, especially in 2006 and 2007, in locations that are no longer considered desirable. See “Credit Quality” below.

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

Government Sponsored Enterprise (“GSE”) Update

During 2008, there were increased market concerns about Fannie Mae’s and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the Federal Government. In September 2008 Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or “FHFA,” their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs their operations and may (i) take over their assets and operate them with all the powers of their shareholders, directors, and officers and conduct all their business; (ii) collect all obligations and money due to them; (iii) perform all of their functions which are consistent with the conservator’s appointment; (iv) preserve and conserve their assets and property and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Treasury and FHFA entered into preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury ensures that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Treasury established a secured lending credit facility for Fannie Mae, Freddie Mac, and the Federal Home Loan Banks to serve as a liquidity backstop; and (iii) the U.S. Treasury initiated a program to purchase RMBS issued by Fannie Mae and Freddie Mac.

In December 2009, the U.S. Treasury ended the secured lending credit facility and the RMBS purchase program, but contemporaneously lifted the cap on assistance to be provided to Fannie Mae and Freddie Mac pursuant to the preferred stock purchase program, thereby effectively providing nearly unlimited support for Fannie Mae and Freddie Mac through 2012.

In August 2010, the Obama administration hosted a major conference on the future of housing finance, which included a discussion regarding the future of Fannie Mae and Freddie Mac, with the intended goal of developing a comprehensive housing finance reform proposal for delivery to Congress by January 2011. Additionally, during the conference, the Obama administration stated that it was committed to ensuring these entities have adequate resources to meet their financial commitments. On February 11, 2011 the U.S. Treasury released a White Paper entitled “Reforming America’s Housing Finance Market.” This is the first step in what is likely to be a major change in the future role of the GSEs in the housing finance market. Major tenets of the plan include: (1) private markets, subject to strong oversight and standards for consumer and investor protection, will become the primary source of mortgage credit and bear the burden for losses, and (2) banks and other financial institutions will be required to hold more capital to withstand future recessions or significant declines in home prices, and will be required to adhere to more conservative underwriting standards that require homeowners to hold more equity in their homes. While the exact fate and role of Fannie Mae and Freddie Mac remain uncertain, each has been mandated to reduce its MBS portfolios by at least 10% per annum. Each began divesting its security holdings in 2009 and together they have liquidated over $286 billion from the beginning of 2010 through the first quarter of 2011, adding a meaningful amount of supply to the market.

While lawmakers agree that additional reform is needed, they are divided on just how to proceed. Several bills have been introduced by members of Congress with the intention of moving the reform effort forward. Proposals under the legislation introduced range from raising guarantee fees the GSEs will charge for mortgage-backed securities they insure, to formalizing the reduction in size of the GSEs’ portfolios, to reducing the compensation of Fannie Mae and Freddie Mac’s senior executives to bring their compensation in line with the wages of federal banking regulators, among others. More recently, proposals have emerged that would combine Fannie Mae and Freddie Mac or create similar entities, which would leave the government (or GSEs) with a role in housing finance as significant as its pre-crisis role. With speculation abounding over what forms the recommendations may ultimately take, mortgage finance analysts are predicting resolution will take place over a very long timeline. Few expect Congress to enact any legislation on U.S. housing reform until at least 2013. We continue to monitor the evolving status of these discussions and proposals, but the ultimate impact of any resulting legislation or policies is uncertain and may create opportunities for us or have adverse consequences for us and our industry.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” was passed by Congress. This legislation aims to restore responsibility and accountability to the financial system through new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. It remains unclear how this legislation may impact the borrowing environment, investing environment for Agency RMBS and interest rate swaps and other derivatives as regulators are still working to determine how the Dodd-Frank Act will be implemented. Progress has been slow on many aspects of the legislation and it may be some time before these regulations cause significant changes in the securities and derivatives markets.

The derivatives market, and the credit derivatives market in particular, has been a significant focus for legislators and market regulators in considering additional regulations. Title VII of the Dodd-Frank Act, entitled the Wall Street Transparency and Accountability Act of 2010, or “Title VII,” provides for new federal regulations of the swaps market and sweeping changes to its structure with an effective date for certain of its provisions beginning on July 16, 2011. Proposed changes contemplated in Title VII include mandatory central clearing, exchange trading margin requirements and real-time reporting of certain swap transactions. In addition, certain market participants may incur registration, disclosure and reporting requirements as swap dealers, major swap participant, commodity trading advisors or commodity pool operators. However, the provisions of Title VII that will have the most fundamental impact on the swaps activity have not been finalized. We are not able at this time to predict the impact any final regulations might have on our business. Proposed regulations could have positive, adverse or mixed consequences for our business. For example, the proposed measure that would require that certain derivatives be traded on regulated exchanges or through clearinghouses could benefit us by substantially reducing our derivatives counterparty-related risks, but conversely, could also reduce some of the market inefficiencies that we believe create opportunities for us. Such changes might also impact the amount of collateral that we are required to post against our derivatives positions, which could affect our liquidity and the amount of capital that we have available for our non-derivative investment activities. Further, as the swap markets move towards greater standardization, it is unclear what costs firms might incur in entering into swaps to hedge specific risks that may not be sufficiently addressed in standardized swaps. Such changes may lead us to re-evaluate our derivatives strategy in particular and our investment strategy overall. No assurance can be given that any final regulations will not impact our business in a material and adverse way.

Foreclosures

During the third quarter of 2010, several large banks suspended foreclosures and foreclosure sales in a number of states, and some public officials have called for nationwide foreclosure moratoria. Most banks have since resumed foreclosure proceedings. However, the attorneys general from all 50 states have launched a joint investigation into foreclosure practices and mortgage servicers’ involvement in those practices. The suspensions and investigations relate to two concerns. The first concern relates to the allegedly pervasive signing, by mortgage servicers and their agents, of foreclosure-related affidavits without actually having properly validated the information in the affidavits (“robo-signing”). The second concern relates to the standard of proof required for a mortgage servicer to demonstrate that it has proper standing to foreclose on behalf of a mortgage note holder. Delinquent borrowers have begun filing lawsuits requesting, and certain judges have begun requiring, mortgage servicers to produce the actual mortgage notes to prove their right to foreclose. Because many mortgages have been transferred and assigned multiple times through the origination, warehouse and securitization processes, and by means of varying assignment procedures, mortgage servicers are frequently having difficulty furnishing complete documentation. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related suspensions and investigations also slow the pace of liquidations, and thereby likely increase loan loss severities in the longer term as a result of property deterioration, amplified legal and other costs, and other factors. Servicers have maintained that most of these problems are process-oriented and can be largely fixed in the near term; however, certain factors delaying foreclosure, such as borrower lawsuits and judicial scrutiny, are outside of servicers’ control and have slowed and will likely continue to slow foreclosure processing in both judicial and non-judicial states. One of the biggest risks overhanging the RMBS market has been uncertainty around the timing and ability of servicers to remove delinquent borrowers from their homes and ultimately liquidate properties to pass cash through to securitization trusts. This risk is very difficult to quantify and has been magnified by some court cases that have been in the news recently.

A settlement draft related to the ongoing investigation was released in mid-March 2011. In April 2011, fourteen of the largest mortgage servicers involved in the investigations entered into consent decrees with the Office of the Comptroller of the Currency, the Department of Justice, the Federal Reserve, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The consent decrees implement some of the improvements proposed in the draft settlement agreement including ending dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process, and establishing a single point of contact for borrowers during the foreclosure process. The servicers also agreed to review loans that went into foreclosure in 2009 and 2010, improve their foreclosure, loan modification and refinancing procedures, hire additional staff, upgrade information management systems and provide better oversight over third party service providers such as attorneys and vendors. In May 2011, five of the servicers offered to settle the state and federal investigations for $5 billion. The settlement was not accepted. Recent unofficial reports have suggested that the states are seeking settlement payments in the range of $20 to $25 billion but a settlement agreement has not been reached and negotiations continue.

During the first quarter of 2011, a particular bank foreclosure case relating to improper documentation was widely publicized. The State Supreme Court of Massachusetts upheld a lower court decision invalidating two foreclosures by U.S. Bancorp and Wells Fargo in Massachusetts. The lower court had ruled that since the lender failed to bring the assignment of the mortgage up to date until after the foreclosure sale, the foreclosures were invalid, and the Massachusetts Supreme Court agreed. While the Massachusetts Supreme Court did confirm that the purchaser of a mortgage note has an equitable right to obtain an assignment of the mortgage, at the same time it ruled that—in contrast to the law in most jurisdictions—the transfer of the mortgage note does not automatically transfer the mortgage itself. This ruling, along with any other similar rulings that may be issued in other jurisdictions, will create additional obstacles in the foreclosure process and thereby—at the very least—lengthen what is generally already an extremely protracted foreclosure process. Of additional note, the Massachusetts court did not address general questions of good title for bona fide third-party purchasers of improperly foreclosed properties. Future rulings in this area could have significant effects on the real estate and financial markets in general and on RMBS in particular.

Labor Market

On August 5, 2011, the U.S. Department of Labor reported that, as of July 2011, the U.S. unemployment rate was 9.1%. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could contribute to further increases in mortgage delinquencies and decreases in home prices.

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

Credit Quality

The deterioration of the U.S. housing market as well as the economic downturn that began in 2007 have caused U.S. residential mortgage delinquency rates to remain at high levels for various types of mortgage loans, including subprime mortgage loans and option ARMs. For the month of July 2011, delinquency rates on subprime mortgage loans and option ARMs averaged 38.8% and 43.3%, respectively, compared to 40.5% and 43.5% for the month of March 2011. In May 2011, the composite S&P/Case-Shiller 20-city index, a broad measure of U.S. home prices increased 1.02% from the prior month and was 4.51% lower than in May 2010. Loss severities upon default increased steadily through the first half of 2009 as a result of, among other things, additional servicing costs, delays in loan foreclosure, continuing home price declines and lack of incentive for mortgage servicers to minimize costs. The second half of 2009 and all of 2010 exhibited some stabilization or improvement of these measures of credit quality. More recently, however, the increasing supply of unsold homes as a result of foreclosure delays has put renewed downward pressure on home pricing. If this trend continues, we would expect to see further increased delinquency and loss rates on RMBS, especially in the subprime and option ARM sectors.

Liquidity and Valuations

Since 2007, as a result of the overall conditions in the credit markets, including reductions in value of various types of RMBS and other factors, available leverage on RMBS assets has decreased significantly, which contributed to the significant rise in market yields on these types of assets, and continues to negatively affect the liquidity of RMBS. Since 2009, as the credit markets have improved, overall liquidity and pricing of these assets has improved as well, but by historical standards liquidity and available leverage are still relatively low.

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

Sales of MBS held by the U.S. Treasury, the Federal Reserve and Other Sellers

In March 2011, in view of the general improvement in the U.S. economy, the U.S. Treasury Department announced plans to begin selling its $142 billion portfolio of mortgage-backed securities purchased during the financial crisis. The U.S. Treasury’s investments are primarily 30-year, fixed-rate mortgage securities guaranteed by either Fannie Mae or Freddie Mac that were purchased in late 2008 and 2009. The U.S. Treasury is aiming to sell off about $10 billion each month, with additional reductions in its portfolio coming from principal paydowns (which have been averaging $3 - $5 billion per month). We do not expect that these sales will have a material impact on our business. The Federal Reserve also holds a large portfolio of Agency guaranteed mortgage-backed securities. It is unknown when the Federal Reserve will begin selling its holdings of Agency RMBS.

The Federal Reserve also holds a portfolio of non-Agency mortgage-backed securities that it acquired from American International Group (“AIG”) as part of the government bailout of AIG in 2008. The mortgage-backed securities are part of an entity called Maiden Lane II, capitalized by the Federal Reserve with approximately $20 billion and one of several such entities created during the crisis to hold such assets. The Federal Reserve has been selling these assets in pre-announced auctions over time as market conditions warrant. To date, sales generating proceeds to the Federal Reserve of approximately $4.7 billion have been completed. Reportedly, these sales represented an average dollar price of $47, indicating the related face value sold was approximately $10 billion. Initially, the Federal Reserve held weekly (or occasionally more frequent) auctions to sell securities, but given the adverse impact on the overall non-Agency RMBS markets that occurred following the sales by the Federal Reserve as well as other larger sellers in the market, the Federal Reserve reduced the frequency of the auctions to monthly. On June 30, 2011, the Federal Reserve hosted a conference call in which it announced that it had no immediate plans to continue selling the securities that are part of the Maiden Lane II portfolio. Because the Federal Reserve is not a forced seller and can sell these securities as it sees fit, it remains to be seen how and when the Federal Reserve will liquidate these remaining mortgage holdings from its portfolio.

Dexia, a Franco-Belgian bank, recently announced its plans to speed up the liquidation of its approximately $8.8 billion portfolio of subprime and Alt-A RMBS. The sale of this portfolio, while smaller than the Maiden Lane II portfolio, could put further technical pressure on subprime RMBS and lead to more liquidations by European financial firms if the European Central Bank begins to pressure those institutions to dispose of U.S. RMBS.

These and other sales of non-Agency RMBS have had a significant impact on the overall non-Agency RMBS markets in the second quarter of 2011. In many non-Agency RMBS sectors securities prices have declined 10 to 30% since March 31, 2011. For companies that hold such securities on a leveraged, unhedged basis, this could lead to significant book value declines and financial weakness, and potentially more selling. On the other hand, the price declines may also offer an attractive buying opportunity for investors with buying power seeking higher yields within this asset class.

Non-Agency Market: Notable Events

On June 29, 2011, Bank of America announced an agreement to pay $8.5 billion to settle claims on certain mortgage-backed securities sponsored by Countrywide Financial, which Bank of America had purchased in 2008. The settlement agreement follows an ongoing dispute between the bank and a group of 22 investors, including the Federal Reserve Bank of New York, who have demanded compensation for faulty loan underwriting and improper loan servicing. The agreement is subject to investor and court approval and the details of the settlement are still subject to change. The $8.5 billion would cover 530 trusts with a current balance of $177 billion, representing approximately 5% of the current balance outstanding. The allocation of the settlement amount would be determined by an algorithm and would be managed by Bank of New York Mellon Corp. Bank of America also agreed to improve its mortgage servicing practices and to cure certain mortgage loan documentation problems. On July 5, 2011, a group of investors challenged the proposed settlement in a filing with the New York State Supreme Court. Given the uncertainty of the amount and structure of any final settlement, it is unknown at this time what the impact on our portfolio will be. This pending settlement, along with the postponement of the Federal Reserve’s Maiden Lane II sales announced just a day later, had a positive impact on the non-Agency RMBS markets following the end of the second quarter, and security prices have generally recovered somewhat in the wake of these developments.

Agency MBS Market

In November of 2010, the Federal Reserve announced that it would buy $600 billion in long-term U.S. Treasury bonds, in an attempt to help maintain low long-term interest rates (“Quantitative Easing 2” or “QE2”). The program ended on June 30, 2011.

Banks and other financial institutions have shown continued demand for Agency RMBS, with the result that valuations in the most liquid Agency RMBS sectors remain strong. Since the second half of 2010, the largest banks have, in aggregate, increased their Agency RMBS holdings by approximately $84 billion. These same banks had generally reduced their RMBS holdings in the first half of 2010 in anticipation of the implementation of Basel III bank capital rules; however as the timelines for implementation of Basel III bank capital rules have been extended, and as Federal Reserve policy (through QE2 and otherwise) has seemingly favored continued holding of Agency RMBS, the trend has reversed.

U.S. Long-Term Credit Rating Downgrade

On August 5, 2011, Standard and Poor’s (“S&P”), one of three major credit rating agencies, downgraded the long-term sovereign credit rating of the U.S. one notch from AAA to AA+. In its announcement, S&P also noted that its outlook on the U.S. credit rating was “negative.” However, S&P affirmed the short-term credit rating of the U.S. of A-1+, its highest rating in that category. S&P took these actions in light of its conclusion that the fiscal consolidation plan that Congress and the Obama Administration recently agreed to fell short of what would be necessary to stabilize the government’s medium-term debt dynamics. On August 08, 2011, S&P also downgraded the long-term credit ratings of Fannie Mae and Freddie Mac, from AAA to AA+, given their direct reliance on the U.S. government. Because of the unprecedented nature of these actions, market participants are evaluating the potential impact on the financial markets and their businesses. At this time it is unclear what the ultimate impact will be.

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

Securities Transactions and Investment Income: Securities transactions are recorded on trade date and commercial mortgage loan transactions are generally recorded on settlement date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, including investments in mortgage loans, or “MBS,” and U.S. Treasury holdings, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are reevaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses.

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition

The following table summarizes our investment portfolio as of June 30, 2011 and December 31, 2010. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedules of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2011					December 31, 2010
	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Non-Agency RMBS (2)	$522,250,752	$356,915,431	$68.34	$362,768,961	$69.46	$477,838,475	$333,058,926	$69.70	$319,230,565	$66.81
Non-Agency CMBS and Commercial Mortgage Loans	20,238,000	15,592,490	77.05	17,144,094	84.71	5,000,000	1,850,000	37.00	1,837,090	36.74

Total Non-Agency MBS and Commercial Mortgage Loans	542,488,752	372,507,921	68.67	379,913,055	70.03	482,838,475	334,908,926	69.36	321,067,655	66.50

Agency RMBS: (3)
Floating	52,835,808	55,893,614	105.79	55,553,517	105.14	76,791,216	81,092,895	105.60	80,166,989	104.40
Fixed	689,612,692	724,312,751	105.03	717,651,119	104.07	746,954,061	769,894,618	103.07	773,976,214	103.62

Total Agency RMBS	742,448,500	780,206,365	105.09	773,204,636	104.14	823,745,277	850,987,513	103.31	854,143,203	103.69

Total Non-Agency and Agency MBS and Commercial Mortgage Loans	$1,284,937,252	$1,152,714,286	$89.71	$1,153,117,691	$89.74	$1,306,583,752	$1,185,896,439	$90.76	$1,175,210,858	$89.95

Agency Interest Only RMBS	n/a	$5,227,032	n/a	$5,377,235	n/a	n/a	$—	n/a	$—	n/a
Non-Agency Interest Only and Residual RMBS	n/a	$978,632	n/a	$1,256,131	n/a	n/a	$5,780,515	n/a	$3,102,148	n/a
TBAs:
Long	$44,000,000	$42,937,382	$97.58	$43,395,039	$98.63	$54,650,000	$54,389,606	$99.52	$54,171,305	$99.12
Short	(490,200,000)	(517,968,450)	105.66	(519,948,719)	106.07	(728,500,000)	(749,682,695)	102.91	(750,520,119)	103.02

Net TBAs	$(446,200,000)	$(475,031,068)	$106.46	$(476,553,680)	$106.80	$(673,850,000)	$(695,293,089)	$103.18	$(696,348,814)	$103.34

Other:
Repurchase Agreements	$22,437,500	$22,437,500	$100.00	$22,437,500	$100.00	$25,683,750	$25,683,750	$100.00	$25,683,750	$100.00
Short Treasury Securities	$(22,000,000)	$(22,186,956)	$100.85	$(22,161,936)	$100.74	$(27,000,000)	$(25,462,403)	$94.31	$(25,261,493)	$93.56

Total Net Investments		$684,139,426		$683,472,941			$496,605,212		$482,386,449

(1)	Represents the dollar amount per $100 of current principal of the price or cost for the security.
(2)	Excludes Interest Only and Residual Securities.
(3)	Excludes Interest Only Securities and TBAs.

The following table summarizes our financial derivatives portfolio as of June 30, 2011 and December 31, 2010. For more detailed information about the investments in our portfolio, please refer to Consolidated Condensed Schedules of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2011		December 31, 2010
	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$24,864,649	$(4,564,225)	$111,717,136	$(14,375,074)

Total Long Mortgage Related Derivatives	24,864,649	(4,564,225)	111,717,136	(14,375,074)

Short Mortgage Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(111,459,829)	54,455,714	(205,478,674)	92,786,330
CDS on Individual RMBS and CMBS	(88,747,270)	69,828,936	(127,088,962)	102,851,109

Total Short Mortgage Related Derivatives	(200,207,099)	124,284,650	(332,567,636)	195,637,439

Net Mortgage Related Derivatives	$(175,342,450)	$119,720,425	$(220,850,500)	$181,262,365

Derivatives on Corporate Securities (Debt and Equity):
Short CDS on Corporate Bond Indices	$(19,700,000)	$(220,124)	$(19,700,000)	$(185,847)

Total Derivatives on Corporate Securities (Debt and Equity)	$(19,700,000)	$(220,124)	$(19,700,000)	$(185,847)

Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$5,000,000	$4,916	$15,000,000	$(168,520)
Short Interest Rate Swaps (4)	(291,460,000)	(4,411,741)	(143,750,000)	287,046
Short Eurodollar Futures (5)	(245)	(368,863)	(400)	(890,001)

Total Net Interest Rate Derivatives		$(4,775,688)		$(771,475)

Total Net Derivatives		$114,724,613		$180,305,043

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty.
(2)	Short mortgage-related derivatives represent transactions where the Company purchased credit protection from a counterparty.
(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(5)	Notional value represents number of contracts where each contract represents a notional amount of $1,000,000.

As of June 30, 2011, our portfolio of non-Agency MBS, including CMBS, increased to $368.8 million from $340.7 million at December 31, 2010, and our Agency holdings, excluding TBAs, decreased to $785.4 million at June 30, 2011 from $851.0 million at December 31, 2010. Our non-Agency portfolio continues to be primarily comprised of seasoned sub-prime, senior prime and seasoned manufactured housing holdings. We began investing in CMBS in the fourth quarter of 2010 and expect to continue to take advantage of the opportunities we believe are present in this sector of the MBS market. We modestly increased our leverage ratio to 2.08 to 1 as of June 30, 2011 from 1.93 to 1 as of December 31, 2010, given the continued improvement in financing availability and terms. We typically finance our purchases of Agency RMBS, excluding TBAs, but beginning in the fourth quarter of 2010 we have allocated a portion of our cash holdings to the outright purchase of Agency RMBS. As of June 30, 2011 and December 31, 2010, we held $118.3 million and $113.5 million, respectively, in Agency whole pools, on a settlement date basis, that were not subject to reverse repurchase agreements. Our Agency RMBS portfolio continues to be comprised primarily of thirty year fixed whole pool pass-through certificates.

As of June 30, 2011, the construction of our derivatives portfolio remained centered around providing interest rate and credit risk protection to our MBS investment portfolio. Our financial derivatives consist of interest rate derivatives, which we use to hedge our interest rate risk, and credit derivatives, which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Currently, our long synthetic credit positions (e.g., credit default swaps where we have sold protection) primarily reference the PrimeX (prime jumbo) indices, while our short synthetic credit positions (e.g., credit default swaps where we have purchased protection) consist primarily of ABSCDS referencing the ABX (subprime) indices associated with RMBS issued in 2006 and 2007 together with single name ABSCDS referencing RMBS issued in 2004 and 2005.

We actively invest in the TBA market. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are “To-Be Announced.” Because we generally use TBAs to hedge risks associated with our long Agency RMBS (and to a lesser extent to hedge our long non-Agency RMBS), we generally carry a net short TBA position. At June 30, 2011 and December 31, 2010, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity include TBA-related assets (TBAs and receivables for TBAs sold short) and TBA-related liabilities (TBAs sold short and payables for TBAs purchased). Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.

As of June 30, 2011, total assets included $42.9 million of TBAs as well as $520.0 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales.

As of June 30, 2011, total liabilities included $518.0 million of TBAs sold short as well as $43.4 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases.

Our net short TBAs (both long and short positions) decreased to $475.1 million as of June 30, 2011 from $695.3 million as of December 31, 2010. The aggregate value of our other Agency RMBS as of June 30, 2011 and December 31, 2010, was $785.4 million and $851.0 million, respectively. As a result, as of June 30, 2011 and December 31, 2010, on a net basis, our net Agency RMBS positions (including TBAs) were long positions of $310.3 million and $155.7 million, respectively. The increase in our net Agency RMBS positions is mainly due to the decrease in the proportion of our interest rate hedges consisting of short TBA positions, as opposed to interest rate swaps. As market conditions change, we continuously re-evaluate our overall net Agency RMBS position and our associated hedges.

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

For the six month period ended June 30, 2011, as disclosed on our consolidated statement of cash flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $11.1 billion as compared to $6.1 billion for the six month period ended June 30, 2010. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other RMBS assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA “sector rotation” transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since the Company has actively turned over its portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, the Company’s fixed rate Agency whole pool portfolio is typically larger in gross size than the Company’s equity capital base, and so the Company tends to hold large short TBA positions relative to its equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to the Company’s equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of the Company’s equity capital base.

We have entered into reverse repos to finance some of our assets. As of June 30, 2011 and December 31, 2010, indebtedness outstanding on our reverse repos was approximately $801.9 million and $777.8 million, respectively. Approximately 75.3% or $604.0 million of our outstanding indebtedness under reverse repos is secured by Agency RMBS with the remaining secured by non-Agency RMBS as of June 30, 2011. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in “—Liquidity and Capital Resources” below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of June 30, 2011 and December 31, 2010, our derivative and TBA counterparties posted an aggregate value of approximately $116.5 million and $166.4 million, respectively as of each date, of collateral with us. This collateral posted with us is reflected as “Due to brokers-margin accounts” on our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity.

Shareholders’ Equity

As of June 30, 2011, our shareholders’ equity decreased by approximately $18.8 million to $384.9 million from $403.7 million as of December 31, 2010. This decrease principally consisted of a decrease for dividends paid of approximately $28.9 million offset by a net increase in shareholders’ equity resulting from operations for the six month period ended June 30, 2011 of approximately $9.8 million.

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

Results of Operations for the Three Month Periods Ended June 30, 2011 and 2010

The table below presents the net increase (decrease) in shareholders’ equity resulting from operations for the three month periods ended June 30, 2011 and 2010.

	Three Month Period Ended June 30,
	2011	2010
Investment income—Interest income	$16,651,827	$10,798,629
Expenses:
Base management fee	1,448,633	1,107,969
Incentive fee	—	—
Interest expense	1,602,593	872,609
Other operating expenses	1,526,920	2,141,041

Total expenses	4,578,146	4,121,619

Net investment income	12,073,681	6,677,010

Net realized and unrealized gain (loss) on investments	(15,322,813)	1,256,094
Net realized and unrealized gain (loss) on financial derivatives	1,927,552	(4,201,974)

Net increase (decrease) in shareholders’ equity resulting from operations	$(1,321,580)	$3,731,130

Net increase (decrease) in shareholders’ equity resulting from operations per share	$(0.08)	$0.30

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase (decrease) in shareholders’ equity from operations (“net income” or “net loss”) for the three month periods ended June 30, 2011 and 2010 was a net loss of $1.3 million and net income of $3.7 million, respectively. The decrease in our operating results period over period was primarily driven by net realized and unrealized losses in our non-agency RMBS holdings for the three month period ended June 30, 2011. For the three month period ended June 30, 2011, these losses were partially offset by net realized gains in our credit derivatives which we use to hedge credit risk and an increase in net investment income period over period, driven by a larger portfolio of investment holdings. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was (0.37)% for the three month period ended June 30, 2011 as compared to 1.50% for the three month period ended June 30, 2010. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $12.1 million for the three month period ended June 30, 2011 as compared to $6.7 million for the three month period ended June 30, 2010. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income, as a result of a larger portfolio of investment holdings.

Interest Income

Interest income was $16.7 million for the three month period ended June 30, 2011 as compared to $10.8 million for the three month period ended June 30, 2010. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was due to our larger portfolio of RMBS holdings, resulting from net capital raised in our October 2010 initial public offering as well as our relative increased use of leverage since the end of 2010.

Base Management Fees

Base management fees increased to $1.4 million for the three month period ended June 30, 2011 from $1.1 million for the three month period ended June 30, 2010. The increase in base management fees was due to our higher net asset value (shareholders’ equity) during the current quarter which serves as the basis for fee determination. Our higher net asset value is largely due to the completion of our October 2010 initial public offering, in which the Company raised net proceeds of approximately $94.7 million.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $911.9 million and $449.5 million for the three month periods ended June 30, 2011 and 2010, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $1.6 million for the three month period ended June 30, 2011 as compared to $0.9 million for the three month period ended June 30, 2010. Our total weighted average borrowing costs under our reverse repos was 0.64% for the three month period ended June 30, 2011 as compared to 0.72% for the three month period ended June 30, 2010. For the three month period ended June 30, 2011, 79.0% of our average borrowings were related to our Agency holdings and 21.0% were related to our non-Agency holdings. For the comparable three month period ended June 30, 2010, 71.3% of our average borrowings were related to our Agency holdings while 28.7% were related to our non-Agency holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the three month periods ended June 30, 2011 and 2010.

Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended June 30, 2011	$720,197,539	$528,110	0.29%	0.20%	0.42%
For the Three Month Period Ended June 30, 2010	$320,311,434	$251,191	0.31%	0.31%	0.63%

Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended June 30, 2011	$191,748,451	$941,796	1.96%	0.20%	0.42%
For the Three Month Period Ended June 30, 2010	$129,158,612	$561,838	1.74%	0.31%	0.63%

Agency and Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended June 30, 2011	$911,945,990	$1,469,906	0.64%	0.20%	0.42%
For the Three Month Period Ended June 30, 2010	$449,470,046	$813,029	0.72%	0.31%	0.63%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Incentive fees were not earned for either the three month period ended June 30, 2011 or the three month period ended June 30, 2010. For each of the three month periods the return hurdle (after taking into account any relevant loss carryforward) was not exceeded and as a result, no incentive fees were incurred. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated officers, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the three month period ended June 30, 2011 were $1.5 million as compared to $2.1 million for the three month period ended June 30, 2010. The decline in other operating expenses was primarily due to a reduction in expenses related to the 2007 issuance of LTIPs to our Manager. These LTIPs became fully vested in August 2010, and as a result, from that point forward, have no further expense associated with them.

Net Realized and Unrealized Gains and Losses on Investments

During the three month period ended June 30, 2011, we had net realized and unrealized losses on investments of $15.3 million as compared to gains of $1.3 million for the three month period ended June 30, 2010. Net realized and unrealized losses on investments of $15.3 million for the three month period ended June 30, 2011 resulted principally from realized and unrealized losses on our non-Agency MBS holdings of $13.7 million, and realized and unrealized losses on our TBAs and U.S. Treasuries of $18.8 million, partially offset by net realized and unrealized gains on our Agency RMBS of $17.3 million. During the three month period ended June 30, 2011, valuations in the non-Agency RMBS market were negatively impacted by the Federal Reserve’s decision to begin selling assets from its Maiden Lane II portfolio, and from the difficulty of the market to absorb the supply from the ensuing sales (see “Trends and Recent Market Developments” above). Concern for the creditworthiness of several European countries also, we believe, had the impact of dampening valuations in many “risk asset” sectors, including non-Agency RMBS, over the current three month period. Conversely, as market participants increased their appetites for U.S. government-backed and GSE debt over the current three month period, valuations in the Agency RMBS sector strengthened, but the resulting drop in interest rates negatively affected the value of our short TBA and U.S. Treasury holdings. Throughout 2010 and the three month period ended June 30, 2011, our TBAs were held on a net short basis. Net realized and unrealized gains on investments of $1.3 million for the three month period ended June 30, 2010 resulted principally from net unrealized gains on our non-Agency RMBS.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

For the three month period ended June 30, 2011, we had net realized and unrealized gains on our financial derivatives of $1.9 million as compared to net realized and unrealized losses of $4.2 million for the three month period ended June 30, 2010. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge our interest rate risk, and credit derivatives, which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. We also use certain non-derivative instruments, such as TBAs and U.S. Treasuries, to hedge interest rate risk. During the three month period ending June 30, 2011, we recognized net realized and unrealized gains on our credit derivatives and net realized and unrealized losses on our interest rate hedges. Our credit derivatives are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency RMBS. Our credit derivatives generated net realized and unrealized gains of $8.2 million for the three month period ended June 30, 2011, offsetting some of the losses recorded on our non-Agency MBS holdings. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, which we use to protect against potential increases in interest rates. The benchmark five-year swap rate decreased to 2.03% at June 30, 2011 from 2.47% at March 31, 2011, and as a result, our interest rate derivatives generated net losses in the amount of $6.3 million for the three month period ended June 30, 2011. For the three month period ended June 30, 2010, our interest rate derivatives generated a net loss of $2.9 million and resulted principally from a decrease in rates during that period. The five year swap rate decreased to 2.05% at June 30, 2010 from 2.73% at March 31, 2010. For the three month period ended June 30, 2010, we had net realized and unrealized losses on our credit derivatives of $1.3 million. Net realized and unrealized losses on our credit derivatives for the three month period ended June 30, 2010 resulted principally from our short synthetic positions in corporate bond indices and from total return swaps (which we have also used from time to time to hedge credit risk), a portion of which were terminated during the period.

Results of Operations for the Six Month Periods Ended June 30, 2011 and 2010

The table below presents the net increase (decrease) in shareholders’ equity resulting from operations for the six month periods ended June 30, 2011 and 2010.

	Six Month Period Ended June 30,
	2011	2010
Investment income—Interest income	$32,500,608	$22,715,250
Expenses:
Base management fee	2,929,606	2,212,252
Incentive fee	612,192	482,715
Interest expense	3,145,865	1,679,404
Other operating expenses	3,141,010	4,200,840

Total expenses	9,828,673	8,575,211

Net investment income	22,671,935	14,140,039

Net realized and unrealized gain (loss) on investments	(16,337,574)	5,222,413
Net realized and unrealized gain (loss) on financial derivatives	3,451,229	(8,035,864)

Net increase (decrease) in shareholders’ equity resulting from operations	$9,785,590	$11,326,588

Net increase (decrease) in shareholders’ equity resulting from operations per share	$0.58	$0.92

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations (“net income”) for the six month periods ended June 30, 2011 and 2010 was $9.8 million and $11.3 million, respectively. The decrease in net income period over period was primarily driven by an increase in net realized and unrealized losses on investments and financial derivatives, partially offset by higher net investment income, due to a larger portfolio of investment holdings. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was 2.26% for the six month period ended June 30, 2011 as compared to 4.14% for the six month period ended June 30, 2010. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $22.7 million for the six month period ended June 30, 2011 as compared to $14.1 million for the six month period ended June 30, 2010. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income, as a result of a larger portfolio of investment holdings which was partially offset by higher total expenses.

Interest Income

Interest income was $32.5 million for the six month period ended June 30, 2011 as compared to $22.7 million for the six month period ended June 30, 2010. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was due to our larger portfolio of RMBS holdings, resulting from net capital raised in our October 2010 initial public offering as well as our relative increased use of leverage since the end of 2010.

Base Management Fees

Base management fees increased to $2.9 million for the six month period ended June 30, 2011 from $2.2 million for the six month period ended June 30, 2010. The increase in base management fees was due to our higher net asset value during the current period which serves as the basis for fee determination. Our higher net asset value is largely due to the completion of our October 2010 initial public offering, in which the Company raised net proceeds of approximately $94.7 million.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $875.9 million and $481.0 million for the six month periods ended June 30, 2011 and 2010, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $3.1 million for the six month period ended June 30, 2011 as compared to $1.7 million for the six month period ended June 30, 2010. Our total weighted average borrowing costs under our reverse repos was 0.64% for the six month period ended June 30, 2011 as compared to 0.66% for the six month period ended June 30, 2010. For the six month period ended June 30, 2011, 79.7% of our average borrowings were related to our Agency holdings and 20.3% were related to our non-Agency holdings. For the comparable six month period ended June 30, 2010, 75.9% of our average borrowings were related to our Agency holdings while 24.1% were related to our non-Agency holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the six month periods ended June 30, 2011 and 2010.

Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Six Month Period Ended June 30, 2011	$698,345,222	$1,056,134	0.30%	0.23%	0.44%
For the Six Month Period Ended June 30, 2010	$364,976,117	$571,918	0.31%	0.27%	0.51%

Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Six Month Period Ended June 30, 2011	$177,591,182	$1,751,956	1.97%	0.23%	0.44%
For the Six Month Period Ended June 30, 2010	$116,049,436	$1,010,120	1.74%	0.27%	0.51%

Agency and Non-Agency Securities

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Six Month Period Ended June 30, 2011	$875,936,404	$2,808,090	0.64%	0.23%	0.44%
For the Six Month Period Ended June 30, 2010	$481,025,553	$1,582,038	0.66%	0.27%	0.51%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Total incentive fees earned for the six month period ended June 30, 2011 were $0.6 million as compared to $0.5 million for the six month period ended June 30, 2010. For each of the three month periods ended March 31, 2011 and 2010, the return hurdle (after taking into account any relevant loss carryforward) was exceeded and as a result, we incurred incentive fee expense during such periods, and thereby in the six-month periods ending June 30, 2011 and 2010 that include those three-month periods. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated officers, share-based LTIP expenses, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the six month period ended June 30, 2011 was $3.1 million as compared to $4.2 million for the six month period ended June 30, 2010. The decline in other operating expenses was primarily due to a reduction in expenses related to the 2007 issuance of LTIPs to our Manager, partially offset by increases in our other operating expenses that are related to being a company with publicly traded shares as well as those related to the growth in our net capital and assets held. LTIPs issued to our Manager became fully vested in August 2010, and as a result, from that point forward, have no further expense associated with them.

Net Realized and Unrealized Gains and Losses on Investments

During the six month period ended June 30, 2011, we had net realized and unrealized losses on investments of $16.3 million as compared to gains of $5.2 million for the six month period ended June 30, 2010. Net realized and unrealized losses on investments of $16.3 million for the six month period ended June 30, 2011 resulted principally from realized and unrealized losses of $8.7 million on our non-Agency MBS holdings as well as net realized and unrealized losses on TBAs and U.S. Treasuries of $19.1 million. These losses were partially offset by net realized and unrealized gains of $11.6 million on our Agency RMBS. Throughout 2010 and the six month period ended June 30, 2011, our TBAs and U.S. Treasuries were held on a net short basis. During the six month period ended June 30, 2011, valuations in the non-Agency RMBS market were negatively impacted by the Federal Reserve’s decision to begin selling assets from its Maiden Lane II portfolio, and from the difficulty of the market to absorb the supply from the ensuing sales (see “Trends and Recent Market Developments” above). Concern for the creditworthiness of several European countries, also, we believe, had the impact of dampening valuations in many “risk asset” sectors, including non-Agency RMBS, over the six month period. Conversely, as market participants increased their appetites for U.S. government-backed and GSE debt over the six month period, valuations in the Agency RMBS sector strengthened, but the resulting drop in interest rates over the six month period negatively affected the value of our short TBA and U.S. Treasury holdings. Net realized and unrealized gains on investments of $5.2 million for the six month period ended June 30, 2010 resulted principally from net unrealized gains on our non-Agency RMBS as well as Agency RMBS partially offset by realized and unrealized losses on TBAs. Net gains on our Agency and non-Agency RMBS were $25.5 million while losses on our TBAs were $20.6 million.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

For the six month period ended June 30, 2011, we had net realized and unrealized gains on our financial derivatives of $3.5 million as compared to net realized and unrealized losses of $8.0 million for the six month period ended June 30, 2010. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge our interest rate risk, and credit derivatives, which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. We also use certain non-derivative instruments, such as TBAs and U.S. Treasuries, to hedge interest rate risk. The benchmark five-year swap rate decreased to 2.03% at June 30, 2011 from 2.17% at December 31, 2010, and our interest rate derivatives generated a net loss in the amount of $6.4 million. The bulk of this loss was incurred in the second three months of the period, when rates moved downward in contrast to the first three months of the period when rates increased. During the six month period we shifted away in part from TBAs to interest rate swaps for interest rate hedging purposes. For the six month period ended June 30, 2010, our interest rate derivatives generated a net loss of $4.7 million and resulted principally from a decrease in rates during that period. The five year swap rate decreased to 2.05% at June 30, 2010 from 2.98% at December 31, 2009.

Our credit derivatives are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency RMBS. For the six month period ended June 30, 2011, our credit derivatives generated net realized and unrealized gains of $9.8 million, offsetting some of the losses recorded on our non-Agency RMBS holdings. These credit derivative gains were primarily related to our long and short synthetic credit positions in the PrimeX and ABX indices, respectively. For the six month period ended June 30, 2010, we had net realized and unrealized losses on our credit derivatives of $3.3 million. Net realized and unrealized losses on our credit derivatives for the six month period ended June 30, 2010 resulted principally from our short credit default swaps on corporate bonds, single name ABS CDS and from total return swaps (which we have also used from time to time to hedge credit risk), a portion of which were terminated during the period.

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

We expect to continue to borrow funds in the form of reverse repos and we may increase the level of borrowings in the future. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by The Securities Industry and Financial Markets Association, or “SIFMA,” as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ for each of our lenders.

The following summarizes our borrowings under reverse repos:

	Reverse Repurchase Agreements
	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Six Month Period Ended June 30, 2011	$875,936,404	$801,901,000
Six Month Period Ended June 30, 2010	$481,025,553	$428,169,799

The difference between the average amounts borrowed during the six month period ended June 30, 2011 and the respective amount outstanding at the end of the period reflects our decreased investment holdings as well as our decreased use of leverage to acquire investments in Agency RMBS. During the six month period ended June 30, 2010, we reduced our holdings of Agency RMBS, resulting in a reduced amount of borrowings outstanding at the end of the period.

The following summarizes our borrowings under reverse repos by remaining maturity:

As of June 30, 2011
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$259,269,000	32.3%
31-60 Days	124,538,000	15.5%
61-90 Days	131,173,000	16.4%
91-120 Days	93,299,000	11.7%
121-150 Days	109,965,000	13.7%
151-180 Days	—	0.0%
181-360 Days	83,657,000	10.4%

	$801,901,000	100.0%

We expect to continue to borrow funds in the form of reverse repos as well as other types of financing. As of June 30, 2011 and December 31, 2010, we had $801.9 million and $777.8 million, respectively of borrowings outstanding under our reverse repos. As of June 30, 2011, the remaining terms on our reverse repos ranged from 7 to 237 days, with an average remaining term of 77 days. As of December 31, 2010, the remaining terms on our reverse repos ranged from 13 to 178 days, with an average remaining term of 52 days. Our borrowings were with eight counterparties as of June 30, 2011 and were with seven counterparties as of December 31, 2010. At June 30, 2011 and December 31, 2010, we did not have an amount at risk under our reverse repos with a single counterparty greater than 10% of our shareholders’ equity. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of June 30, 2011 and December 31, 2010, our reverse repos had a weighted average borrowing rate of 0.70% and 0.65%, respectively. As of June 30, 2011, our reverse repos had interest rates ranging from 0.19% to 2.50%. As of December 31, 2010, our reverse repos had interest rates ranging from 0.27% to 2.60%. RMBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $921.1 million and $886.4 million as of June 30, 2011 and December 31, 2010, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Typically we have financed our holdings of Agency RMBS, however, as of June 30, 2011 and December 31, 2010, we held unencumbered Agency whole pools on a settlement date basis in the amount of $118.3 million and $113.5 million, respectively.

We held cash and cash equivalents of approximately $45.4 million and $35.8 million as of June 30, 2011 and December 31, 2010, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the six month period ended June 30, 2011, we paid total dividends in the amount of $28.9 million related to net income attributable to the year ended December 31, 2010 and the three month period ended March 31, 2011. In August 2011, our Board of Directors approved a dividend related to the second quarter of 2011 in the amount of $0.40 per share, or approximately $6.8 million. This dividend is payable on September 15, 2011 to shareholders of record as of September 1, 2011. During the six month period ended June 30, 2010, we paid total dividends in the amount of $18.5 million related to net income attributable to the year ended December 31, 2009 and the three month period ended March 31, 2010.

In August 2011, our Board of Directors approved the adoption of a $10.0 million share repurchase program. The program, which is open-ended in duration, allows the Company to repurchase common shares from time to time on the open market or in negotiated transactions. Repurchases are at the Company’s discretion, subject to applicable law, share availability, price and the Company’s financial performance, among other considerations.

For the six month period ended June 30, 2011, our operating activities generated net cash in the amount of $14.8 million. Additionally, our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $24.1 million. Thus our operating activities, when combined with our reverse repo financing, provided net cash of $38.9 million for the six month period ended June 30, 2011. Of this $38.9 million, we used $28.9 million to pay dividends and $0.4 million for other non-operating activity-related uses, with the remaining $9.6 million serving to increase our cash holdings from $35.8 million as of December 31, 2010 to $45.4 million as of June 30, 2011. For the six month period ended June 30, 2010, our operating activities provided net cash of $157.4 million, but our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $131.8 million. Thus our operating activities, when combined with our reverse repo financing activities, provided net cash of $25.6 million for the six month period ended June 30, 2010. Of this $25.6 million, we used $18.5 million to pay dividends and $0.6 million for other non-operating activity-related uses, with the remaining $6.5 million serving to increase our cash holdings from $102.9 million as of December 31, 2009 to $109.3 million as of June 30, 2010.

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

As of June 30, 2011, we had an aggregate amount at risk under our reverse repos with eight counterparties of approximately $121.4 million and as of December 31, 2010, we had an aggregate amount at risk under our reverse repos with seven counterparties of approximately $114.1 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2011 and December 31, 2010 do not include approximately $2.2 million and $2.4 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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

As of June 30, 2011, we had an aggregate amount at risk under our derivative contracts with seven counterparties of approximately $20.5 million. As of December 31, 2010, we had an aggregate amount at risk under our derivatives contracts with eight counterparties of approximately $18.7 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts including unsettled trade receivables and payables plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives including unsettled trade receivables and payables plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at June 30, 2011 and December 31, 2010 collateral posted by the Company and held by a third party custodian in the amount of approximately $6.7 million and $9.0 million, respectively.

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

As of June 30, 2011, in connection with our TBAs, we had an aggregate amount at risk with eight counterparties of approximately $3.5 million. As of December 31, 2010, in connection with our TBAs, we had an aggregate amount at risk with four counterparties of approximately $6.9 million. Amounts at risk in connection with our TBAs represent the aggregate excess, if any, for each counterparty of the net fair value of our TBAs plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the TBAs plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

The primary components of our market risk at June 30, 2011 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Credit Risk

We are subject to credit risk in connection with our assets, especially our non-Agency MBS. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk. Market conditions since August 2007 have demonstrated substantial increases in both of these risks, but. the second half of 2009 and all of 2010 experienced some perceived stabilization in default risk and severity risk and this led to an increase in values of certain non-Agency RMBS. Valuation trends in 2011, however, while still mainly driven by credit risk, have been somewhat more volatile. Large sellers (including the Federal Reserve) of non-Agency RMBS have increased the available supply of these securities, causing downward price pressure. More recently, however, announcements by the Federal Reserve to discontinue sales have allowed non-Agency RMBS prices to recover somewhat. Default rates have continued to decrease in 2011, hitting recent lows in April, and have since remained relatively flat. Should negative performance trends resume (including because the Home Affordable Modification Programs, or “HAMP,” is not successful in curtailing the number of foreclosures, foreclosure suspensions result in higher costs, or for any other reason), some or all of the increase in value of these non-Agency RMBS may be reversed. On the other hand, to the extent that mortgage servicers increase their use of modifications involving principal forgiveness, which we believe are the modifications that have the greatest likelihood of success for delinquent mortgages, we believe that positive performance trends could continue.

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

Severity Risk

Severity risk is the risk of loss upon a borrower default on a mortgage loan underlying our RMBS. Severity risk includes the risk of loss of value of the property underlying the mortgage loan as well as the risk of loss associated with taking over the property, including foreclosure costs. We rely on third-party mortgage servicers to mitigate our severity risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan loss severities. Such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default. Loss severities increased consistently throughout the first half of 2009 due to, among other things, increased servicing costs, delays in loan foreclosure, continuing home price declines and lack of incentive for mortgage servicers to minimize costs. Loss severities stabilized in the second half of 2009 and throughout 2010. This stabilization, however, could prove to be temporary if the pace of property liquidations increases in the coming months, or should foreclosure moratoria lead to increased costs and substantial delays, or should the servicer be unable to take foreclosure and liquidation actions on delinquent mortgages, thereby delaying the ultimate pass through of cash to securitization trusts. Conversely, such stabilization may prove more permanent to the extent that mortgage servicers increase their use of modifications involving principal forgiveness. In order to stem heightened foreclosure activity, the government has taken steps to encourage principal forgiveness on defaulted mortgage loans. These steps may ultimately alleviate risk of foreclosure, but their success relies on effective implementation by mortgage loan servicers.

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

The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of June 30, 2011, assuming a static portfolio and immediate shifts in interest rates from current levels as indicated below.

	Estimated Change in Fair Value for a Decrease in Interest Rates by		Estimated Change in Fair Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$6,727,601	$11,462,582	$(8,720,222)	$(19,433,065)
Non-Agency RMBS, CMBS, and Commercial Mortgage Loans	3,798,794	7,682,397	(3,713,984)	(7,343,160)
U.S. Treasury Securities, Interest Rate Swaps and Futures	(8,861,280)	(18,024,460)	8,559,380	16,816,860
Mortgage-Related Derivatives	(967,050)	(2,118,679)	782,470	1,380,362
Repurchase Agreements and Reverse Repurchase Agreements	(594,404)	(728,935)	822,440	1,644,881

Total	$103,661	$(1,727,095)	$(2,269,916)	$(6,934,122)

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

The above analysis utilizes assumptions and estimates based on management’s judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2011 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “Special Note Regarding Forward-Looking Statements.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Purchases of Equity Securities

On August 8, 2011, the Company announced that its Board of Directors had approved the adoption of a $10.0 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company’s discretion, subject to applicable law, share availability, price, and the Company’s financial performance, among other considerations.

Item 5.	Other Information.

On August 8, 2011, the Board of Directors of the Company approved the First Amendment to the Second Amended and Restated Operating Agreement of the Company (the “Operating Agreement Amendment”) effective immediately. The Operating Agreement Amendment removes the first sentence of Section 2.3(b) regarding share repurchases which provided for a procedure for certain repurchases by the Company prior to the Company’s initial public offering and listing on the New York Stock Exchange. A copy of the Operating Agreement Amendment is attached as Exhibit 3.2 to this quarterly report on Form 10-Q and is incorporated by reference herein.

Item 6.	Exhibits

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC.

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

10.1	Third Amended and Restated Management Agreement effective August 2, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity (Unaudited) at June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three and six month periods ended June 30, 2011 and June 30, 2010, (iii) Consolidated Statement of Cash Flows (Unaudited) for the six month periods ended June 30, 2011 and 2010, (iii) Notes to Consolidated Financial Statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLINGTON FINANCIAL LLC.

Date: August 10, 2011	By:	/s/ Laurence Penn
Laurence Penn Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2011	By:	/s/ Lisa Mumford
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC..

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

10.1	Third Amended and Restated Management Agreement effective August 2, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity (Unaudited) at June 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three and six month periods ended June 30, 2011 and June 30, 2010, (iii) Consolidated Statement of Cash Flows (Unaudited) for the six month periods ended June 30, 2011 and 2010, (iii) Notes to Consolidated Financial Statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.