Form 10-Q
period 2011-09-30
Ellington Financial LLC
filed 2011-11-09
CIK 1411342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer	☐	Non-Accelerated Filer	☒

Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2011
Common Shares Representing Limited Liability Company Interests, no par value	16,491,131

ELLINGTON FINANCIAL LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	September 30, 2011	December 31, 2010
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$41,611	$35,791

Investments, financial derivatives and repurchase agreements:
Investments at value (Cost – $1,310,625 and $1,232,484)	1,302,351	1,246,067
Financial derivatives – assets (Cost – $119,307 and $208,958)	111,405	201,335
Repurchase agreements (Cost – $18,035 and $25,684)	18,035	25,684

Total investments, financial derivatives and repurchase agreements	1,431,791	1,473,086
Deposits with dealers held as collateral	36,669	20,394
Receivable for securities sold	890,429	799,142
Interest and principal receivable	7,598	5,909
Other assets	234	—

Total Assets	$2,408,332	$2,334,322

LIABILITIES
Investments and financial derivatives:
Investments sold short at value (Proceeds – $562,607 and $775,782)	$562,670	$775,145
Financial derivatives – liabilities (Net Proceeds – $13,825 and $17,718)	34,988	21,030

Total investments and financial derivatives	597,658	796,175
Reverse repurchase agreements	884,216	777,760
Due to brokers on margin accounts	92,064	166,409
Payable for securities purchased	453,464	184,013
Accounts payable and accrued expenses	1,888	2,485
Accrued base management fee	1,418	1,525
Accrued incentive fees	—	1,422
Interest and dividends payable	950	861

Total Liabilities	2,031,658	1,930,650

SHAREHOLDERS’ EQUITY	376,674	403,672

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,408,332	$2,334,322

ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(16,489,881 and 16,498,342 shares issued and outstanding)	$367,804	$394,918
Additional paid-in capital – LTIP units	8,870	8,754

Total Shareholders’ Equity	$376,674	$403,672

PER SHARE INFORMATION:
Common shares, no par value	$22.84	$24.47

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2011

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (345.75%) (a) (b) (n)

Mortgage-Backed Securities (344.59%)

Agency Securities (235.44%)

Fixed Rate Agency Securities (221.40%)

Principal and Interest - Fixed Rate Agency Securities (205.94%)

$85,751	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	$91,244
71,809	Government National Mortgage Association Pool	5.00%	4/40	79,271
35,326	Federal National Mortgage Association Pool	5.00%	4/41	38,257
33,422	Federal National Mortgage Association Pool	5.00%	5/41	36,102
25,985	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	27,278
23,409	Federal National Mortgage Association Pool	4.00%	1/41	24,614
22,580	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	23,803
20,527	Federal National Mortgage Association Pool	5.00%	8/41	22,172
19,704	Federal National Mortgage Association Pool	5.00%	6/41	21,302
19,484	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	21,026
19,904	Federal National Mortgage Association Pool	4.00%	1/41	20,929
17,826	Federal National Mortgage Association Pool	5.00%	3/41	19,349
16,363	Federal Home Loan Mortgage Corporation Pool	5.00%	4/41	17,658
15,762	Federal National Mortgage Association Pool	5.00%	2/41	17,198
15,039	Federal Home Loan Mortgage Corporation Pool	4.50%	9/40	15,988
14,587	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	15,313
13,298	Federal National Mortgage Association Pool	5.00%	4/41	14,376
13,185	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	14,344
12,160	Government National Mortgage Association Pool	5.50%	8/39	13,502
12,018	Federal National Mortgage Association Pool	4.00%	2/41	12,637
11,790	Federal National Mortgage Association Pool	4.00%	10/41	12,390
11,247	Federal National Mortgage Association Pool	4.00%	11/40	11,833
10,538	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	11,069
10,060	Federal Home Loan Mortgage Corporation Pool	4.50%	8/41	10,683
10,135	Federal Home Loan Mortgage Corporation Pool	4.00%	2/41	10,646
9,955	Federal National Mortgage Association Pool	4.50%	3/41	10,605
9,230	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	9,819
8,881	Federal National Mortgage Association Pool	5.50%	10/39	9,708
9,160	Federal National Mortgage Association Pool	4.00%	1/41	9,649
9,066	Federal National Mortgage Association Pool	4.00%	9/41	9,528
8,635	Federal Home Loan Mortgage Corporation Pool	4.00%	3/41	9,081
8,137	Federal National Mortgage Association Pool	4.00%	10/41	8,556
7,950	Federal Home Loan Mortgage Corporation Pool	4.50%	8/41	8,446
7,530	Federal National Mortgage Association Pool	5.00%	7/41	8,136
7,223	Federal National Mortgage Association Pool	5.00%	6/41	7,809
7,153	Federal National Mortgage Association Pool	5.00%	8/41	7,742
6,890	Federal National Mortgage Association Pool	5.00%	5/41	7,442
6,355	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	6,991
6,372	Federal National Mortgage Association Pool	4.50%	4/41	6,776
5,830	Federal National Mortgage Association Pool	4.00%	7/41	6,159
5,622	Federal National Mortgage Association Pool	5.00%	11/40	6,073
5,576	Federal Home Loan Mortgage Corporation Pool	4.00%	5/41	5,850
4,819	Federal National Mortgage Association Pool	5.00%	6/40	5,219
4,856	Federal National Mortgage Association Pool	4.50%	4/41	5,176
4,178	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,386
3,412	Federal National Mortgage Association Pool	5.00%	4/41	3,687
2,935	Federal Home Loan Mortgage Corporation Pool	4.50%	8/41	3,135
9,468	Other Federal National Mortgage Association Pools	4.00% - 6.00%	9/39 - 9/41	10,166
1,200	Other Federal Home Loan Mortgage Corporation Pool	6.00%	5/40	1,320
1,151	Other Government National Mortgage Association Pool	5.50%	3/41	1,275

				775,718

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Fixed Rate Agency Securities (1.39%)
$22,398	Other Federal National Mortgage Association	5.00% - 5.50%	8/36 - 10/40	$2,594
14,667	Other Federal Home Loan Mortgage Corporation	5.00% - 5.50%	6/33 - 1/39	1,977
10,369	Other Government National Mortgage Association	5.50%	3/36	669

				5,240

TBA - Fixed Rate Agency Securities (14.07%) (c)
49,000	Federal National Mortgage Association Pool (30 Year)	4.50%	10/11	51,986
1,000	Other Federal Home Loan Mortgage Corporation Pool (30 Year)	3.50%	10/11	1,027

				53,013

Total Fixed Rate Agency Securities (Cost $820,069)				833,971

Floating Rate Agency Securities (14.04%)

Principal and Interest - Floating Rate Agency Securities (13.98%)
10,528	Federal National Mortgage Association Pool	5.12%	5/38	11,100
10,018	Federal National Mortgage Association Pool	5.70%	1/38	10,615
7,492	Federal National Mortgage Association Pool	5.28%	2/38	7,875
7,387	Federal National Mortgage Association Pool	5.24%	12/35	7,785
4,017	Federal National Mortgage Association Pool	5.55%	7/37	4,319
3,503	Federal National Mortgage Association Pool	5.68%	4/36	3,718
3,390	Federal Home Loan Mortgage Corporation Pool	2.71%	7/34	3,556
2,018	Federal National Mortgage Association Pool	5.47%	9/37	2,144
1,445	Other Federal National Mortgage Association Pool	5.01%	10/33	1,529

				52,641

Interest Only - Floating Rate Agency Securities (0.06%)
1,544	Other Federal National Mortgage Association Pool	5.50%	8/36	221

				221

Total Floating Rate Agency Securities (Cost $52,347)				52,862

Total Agency Securities (Cost $872,416)				886,833

Private Label Securities (109.15%)

Principal and Interest - Private Label Securities (108.90%)
696,241	Various	0.29% - 9.35%	5/19 - 7/49	410,216

Total Principal and Interest - Private Label Securities (Cost $432,247)				410,216

Interest Only - Private Label Securities (0.25%)
74,219	Various	0.50% - 0.65%	9/47	927

Total Interest Only - Private Label Securities (Cost $635)				927

Residual Certificates - Private Label Securities (0.00%)
206,757	Various	—	6/37	—

Total Residual Certificates - Private Label Securities (Cost $560)				—

Total Private Label Securities (Cost $433,442)				411,143

Total Mortgage-Backed Securities (Cost $1,305,858)				1,297,976

Commercial Mortgage Loans (1.16%) (o)
5,000	Various	5.75%	11/12	4,375

Total Commercial Mortgage Loans (Cost $4,767)				4,375

Total Long Investments (Cost $1,310,625)				$1,302,351

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (4.79%) (d)
$15,712	Nomura Securities International Inc. Collateralized by Par Value $15,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16	0.03%	10/11	$15,712
2,323	Nomura Securities International Inc. Collateralized by Par Value $2,000 U.S. Treasury Note, Coupon 3.63%, Maturity Date 2/21	0.03%	10/11	2,323

Total Repurchase Agreements (Cost $18,035)				$18,035

Investments Sold Short (-149.38%)

TBA - Fixed Rate Agency Securities Sold Short (-144.62%) (c) (e)
$(127,500)	Federal National Mortgage Association Pool (30 Year)	5.00%	10/11	$(137,122)
(96,000)	Government National Mortgage Association Pool (30 Year)	5.00%	10/11	(105,435)
(93,700)	Federal Home Loan Mortgage Corporation Pool (30 Year)	4.50%	10/11	(99,146)
(78,400)	Federal National Mortgage Association Pool (30 Year)	4.00%	10/11	(82,192)
(40,000)	Federal Home Loan Mortgage Corporation Pool (30 Year)	4.50%	11/11	(42,225)
(31,500)	Federal Home Loan Mortgage Corporation Pool (30 Year)	5.00%	10/11	(33,776)
(15,600)	Federal Home Loan Mortgage Corporation Pool (30 Year)	4.00%	10/11	(16,328)
(13,500)	Government National Mortgage Association Pool (30 Year)	5.50%	10/11	(14,927)
(8,500)	Federal National Mortgage Association Pool (30 Year)	5.50%	10/11	(9,225)
(2,500)	Federal National Mortgage Association Pool (30 Year)	6.00%	10/11	(2,742)
(1,000)	Other Federal Home Loan Mortgage Corporation Pool (30 Year)	6.00%	10/11	(1,096)
(500)	Other Government National Mortgage Association Pool (30 Year)	4.50%	10/11	(543)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$545,465)				(544,757)

U.S. Treasury Securities Sold Short (-4.76%)
(17,000)	U.S. Treasury Note	1.75% - 3.63%	5/16 - 2/21	(17,913)

Total U.S. Treasury Securities Sold Short (Proceeds -$17,142)				(17,913)

Total Investments Sold Short (Proceeds -$562,607)				$(562,670)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2011 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional	Range of Expiration Dates	Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives - Assets (29.58%)
Swaps (29.58%) (f)
Long Swaps:
Interest Rate Swaps (g)	Interest Rates	$600	9/21	$3
Short Swaps:
Credit Default Swaps on Asset Backed Securities (h)	Credit	(74,453)	9/34 - 12/36	59,906
Credit Default Swaps on Asset Backed Indices: (i)	Credit
ABX.HE AAA 2006-2 Index		(68,967)	5/46	39,110
Other		(29,857)	8/37 - 2/51	11,431
Total Return Swaps (j)	Equity Market	(14,613)	9/12 - 9/13	827
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(19,700)	6/15	109
Interest Rate Swaps (l)	Interest Rates	(970)	9/21	19

Total Swaps (Cost $119,307)				111,405

Total Financial Derivatives - Assets (Cost $119,307)				$111,405

Financial Derivatives - Liabilities (-9.29%)
Swaps (-9.29%)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Proceeds - $13,825) (m)	Credit	$26,907	8/37 - 2/51	$(15,467)
Interest Rate Swaps (g)	Interest Rates	10,000	9/16	(72)
Short Swaps:
Interest Rate Swaps (l)	Interest Rates	(309,800)	4/14 - 7/21	(19,449)

Total Swaps (Proceeds -$13,825)				$(34,988)

Total Financial Derivatives - Liabilities (Net Proceeds -$13,825)				$(34,988)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2011 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 and Note 9 in Notes to Consolidated Financial Statements.
(b)	At September 30, 2011, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 126.76%, 83.53%, and 25.15% of shareholders’ equity, respectively.
(c)	To Be Announced (“TBA”) securities settle on a forward basis. At settlement the purchaser generally receives agency pass-through mortgage certificates with original maturity dates typically between 15 and 30 years.
(d)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(e)	At September 30, 2011, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 61.40%, 51.12%, and 32.10% of shareholders’ equity, respectively.
(f)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	10.87%
Affiliates of Credit Suisse	5.41%
Affiliates of Deutsche Bank	5.08%

(g)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(h)	For short credit default swaps on asset backed securities, the Company purchased protection.
(i)	For short credit default swaps on asset backed indices, the Company purchased protection.
(j)	Notional amount represents number of underlying shares or par value times the closing price of the underlying security.
(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(l)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(m)	For long credit default swaps on asset backed indices, the Company sold protection.
(n)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Rating Description	Percentage of Shareholders’ Equity
Unrated but Agency-Guaranteed	235.44%
Aaa/AAA/AAA	1.48%
Aa/AA/AA	2.02%
A/A/A	5.81%
Baa/BBB/BBB	3.70%
Ba/BB/BB or below	96.14%
Unrated	1.16%

(o)	Maturity date may be extended through November 4, 2015.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (308.68%) (a) (b) (n)

Mortgage-Backed Securities (308.68%)

Agency Securities (224.28%)

Fixed Rate Agency Securities (204.19%)

Principal and Interest - Fixed Rate Agency Securities (190.72%)

$93,296	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	$92,662
75,287	Government National Mortgage Association Pool	5.00%	4/40	80,769
41,442	Federal National Mortgage Association Pool	5.00%	8/40	43,660
31,029	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	30,806
29,867	Federal Home Loan Mortgage Corporation Pool	4.50%	9/40	30,665
27,829	Federal National Mortgage Association Pool	4.50%	11/40	28,596
25,016	Government National Mortgage Association Pool	4.50%	5/40	26,108
24,331	Federal Home Loan Mortgage Corporation Pool	5.00%	8/40	25,551
20,674	Federal National Mortgage Association Pool	5.00%	11/40	21,783
20,370	Federal National Mortgage Association Pool	3.50%	11/40	19,453
17,518	Federal Home Loan Mortgage Corporation Pool	5.00%	9/40	18,396
17,827	Federal Home Loan Mortgage Corporation Pool	4.50%	11/40	18,298
16,318	Federal National Mortgage Association Pool	5.00%	10/40	17,234
16,073	Federal National Mortgage Association Pool	4.50%	12/40	16,526
15,061	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	14,958

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (190.72% ) (continued)

$14,674	Federal National Mortgage Association Pool	4.00%	11/40	$14,602
14,053	Federal National Mortgage Association Pool	4.00%	12/40	14,008
14,086	Federal National Mortgage Association Pool	3.50%	1/41	13,451
11,888	Federal National Mortgage Association Pool	4.50%	9/40	12,209
11,074	Government National Mortgage Association Pool	5.00%	6/40	11,859
11,018	Federal National Mortgage Association Pool	4.50%	7/25	11,574
9,887	Government National Mortgage Association Pool	5.00%	7/40	10,523
9,534	Federal National Mortgage Association Pool	5.50%	10/39	10,238
9,622	Federal National Mortgage Association Pool	4.50%	8/25	10,110
9,697	Federal Home Loan Mortgage Corporation Pool	4.50%	11/40	9,953
9,185	Government National Mortgage Association Pool	5.00%	4/40	9,837
8,436	Federal Home Loan Mortgage Corporation Pool	4.50%	10/40	8,648
7,945	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	8,633
8,224	Federal Home Loan Mortgage Corporation Pool	5.00%	8/40	8,637
7,307	Federal National Mortgage Association Pool	5.00%	7/40	7,690
7,189	Government National Mortgage Association Pool	5.00%	8/40	7,699
7,203	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	7,166
6,727	Federal National Mortgage Association Pool	5.00%	8/40	7,087
6,194	Government National Mortgage Association Pool	5.00%	7/40	6,593

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (190.72% ) (continued)

$5,820	Federal National Mortgage Association Pool	6.00%	12/38	$6,327
6,262	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	6,219
6,096	Federal National Mortgage Association Pool	4.00%	11/40	6,064
6,097	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	6,066
5,703	Federal National Mortgage Association Pool	4.50%	8/25	5,989
5,433	Federal National Mortgage Association Pool	5.00%	11/40	5,723
5,093	Federal National Mortgage Association Pool	4.50%	8/25	5,348
5,082	Federal National Mortgage Association Pool	4.50%	12/40	5,222
4,812	Federal National Mortgage Association Pool	4.50%	11/40	4,945
4,377	Federal National Mortgage Association Pool	5.50%	11/39	4,689
4,637	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,605
4,394	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	4,372
4,003	Government National Mortgage Association Pool	5.00%	7/40	4,261
3,612	Federal National Mortgage Association Pool	4.50%	12/40	3,712
3,218	Federal Home Loan Mortgage Corporation Pool	5.00%	9/40	3,383
3,356	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	3,338
2,932	Federal National Mortgage Association Pool	4.50%	9/25	3,074
2,779	Federal Home Loan Mortgage Corporation Pool	4.00%	8/40	2,765
2,157	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	2,146
5,210	Other Federal National Mortgage Association Pools	6.00%	9/39 - 2/40	5,665

				769,895

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
(In thousands)				Expressed in U.S. Dollars
TBA - Fixed Rate Agency Securities (13.47% ) (c)
$25,000	Government National Mortgage Association (30 Year)	4.00%	1/11	$25,152
25,000	Federal National Mortgage Association (30 Year)	4.00%	2/11	24,797
4,650	Federal National Mortgage Association (30 Year)	3.50%	1/11	4,441

				54,390

Total Fixed Rate Agency Securities (Cost $828,147)				824,285

Floating Rate Agency Securities (20.09% )

Principal and Interest - Floating Rate Agency Securities (20.09% )

15,367	Federal National Mortgage Association Pool	5.84%	12/36	16,266
12,274	Federal National Mortgage Association Pool	5.68%	1/38	13,025
11,854	Federal National Mortgage Association Pool	5.10%	5/38	12,476
10,984	Federal National Mortgage Association Pool	5.22%	12/35	11,568
8,928	Federal National Mortgage Association Pool	5.76%	10/36	9,392
8,641	Federal National Mortgage Association Pool	5.22%	2/38	9,127
4,123	Federal National Mortgage Association Pool	5.69%	4/36	4,380
3,012	Federal National Mortgage Association Pool	5.50%	9/37	3,173
1,608	Federal National Mortgage Association Pool	6.06%	1/38	1,686

Total Principal and Interest - Floating Rate Agency Securities (Cost $80,167)				81,093

Total Floating Rate Agency Securities (Cost $80,167)				81,093

Total Agency Securities (Cost $908,314)				905,378

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (84.40%)

Principal and Interest - Private Label Securities (82.97%)
$ 482,838	Various	0.32% - 53.41%	6/18 - 2/51	$334,909

Total Principal and Interest - Private Label Securities (Cost $321,068)				334,909

Interest Only - Private Label Securities (1.43%)
127,239	Various	0.50% - 5.24%	4/35 - 9/47	5,780

Total Interest Only - Private Label Securities (Cost $2,491)				5,780

Residual Certificates - Private Label Securities (0.00%)
225,640	Various	—	6/37	—

Total Residual Certificates - Private Label Securities (Cost $611)				—

Total Private Label Securities (Cost $324,170)				340,689

Total Mortgage-Backed Securities (Cost $1,232,484)				1,246,067

Total Long Investments (Cost $1,232,484)				$1,246,067

Repurchase Agreements (6.36%) (d)
$ 25,684	Credit Suisse First Boston Collateralized by Par Value $27,000 U.S. Treasury Note, Coupon 2.63%, Maturity Date 11/20	0.00%	1/11	$25,684

Total Repurchase Agreements (Cost $25,684)				$25,684

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Amount	Description	Rate	Maturity	Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-192.02%)

TBA - Fixed Rate Agency Securities Sold Short (-185.71%) (c) (e)
$(136,500)	Federal National Mortgage Association (30 Year)	4.50%	1/11	$(140,094)
(113,000)	Government National Mortgage Association (30 Year)	5.00%	1/11	(120,168)
(114,500)	Federal National Mortgage Association (30 Year)	4.00%	1/11	(113,901)
(62,000)	Federal National Mortgage Association (30 Year)	5.00%	1/11	(65,172)
(63,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	1/11	(62,547)
(40,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	2/11	(39,594)
(35,000)	Federal National Mortgage Association (15 Year)	4.50%	1/11	(36,698)
(33,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/11	(34,614)
(30,000)	Government National Mortgage Association (30 Year)	5.00%	2/11	(31,842)
(27,500)	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	1/11	(28,175)
(24,500)	Government National Mortgage Association (30 Year)	4.50%	1/11	(25,432)
(25,000)	Government National Mortgage Association (30 Year)	4.00%	1/11	(25,172)
(16,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	1/11	(17,053)
(7,500)	Federal National Mortgage Association (30 Year)	6.00%	1/11	(8,153)
(1,000)	Federal National Mortgage Association (30 Year)	5.50%	2/11	(1,068)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds - $750,520)				(749,683)

U.S. Treasury Securities Sold Short (-6.31%)
(27,000)	U.S. Treasury Note	2.63%	11/20	(25,462)

Total U.S. Treasury Securities Sold Short (Proceeds - $25,262)				(25,462)

Total Investments Sold Short (Proceeds -$775,782)				$(775,145)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional	Range of Expiration Dates	Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives - Assets (49.88%)
Swaps (49.88%) (f)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Cost $4,033) (g)	Credit	$74,128	6/36 - 7/36	$3,567
Interest Rate Swaps (h)	Interest Rates	5,000	12/20	47
Short Swaps:
Credit Default Swaps on Asset Backed Securities (i)	Credit	(127,089)	6/34 - 12/36	102,850
Credit Default Swaps on Asset Backed Indices: (j)	Credit
ABX.HE AAA 2007-1 Index		(108,595)	8/37	60,649
Other		(92,449)	8/37 - 2/51	32,474
Interest Rate Swaps (k)	Interest Rates	(60,000)	12/15 - 12/20	1,748

Total Swaps (Cost $208,958)				201,335

Total Financial Derivatives - Assets (Cost $208,958)				$201,335

Financial Derivatives - Liabilities (-5.21%)
Swaps (-4.99%)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Proceeds - $17,559) (g)	Credit	$37,589	8/37 - 12/49	$(17,942)
Interest Rate Swaps (h)	Interest Rates	10,000	11/15 - 11/20	(215)
Short Swaps:
Interest Rate Swaps (k)	Interest Rates	(83,750)	10/14 - 12/15	(1,461)
Credit Default Swaps on Asset Backed Indices (j)	Credit	(4,435)	7/36	(336)
Credit Default Swaps on Corporate Bond Indices (l)	Credit	(19,700)	6/15	(186)

Total Swaps (Net Proceeds - $17,718)				(20,140)

Futures (-0.22%)
Short Futures:
Eurodollar contracts (m)	Interest Rates	(400,000)	3/11 - 9/12	(890)

Total Futures				(890)

Total Financial Derivatives - Liabilities (Net Proceeds - $17,718)				$(21,030)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 and Note 9 in Notes to Consolidated Financial Statements.
(b)	At December 31, 2010, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 102.88%, 76.12%, and 45.28% of shareholders’ equity, respectively.
(c)	To Be Announced (“TBA”) securities settle on a forward basis. At settlement the purchaser generally receives agency pass-through mortgage certificates with original maturity dates typically between 15 and 30 years.
(d)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(e)	At December 31, 2010, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 90.44%, 45.08%, and 50.19% of shareholders’ equity, respectively.
(f)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	19.22%
Affiliates of Credit Suisse	9.07%

(g)	For long credit default swaps on asset backed indices, the Company sold protection.
(h)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(i)	For short credit default swaps on asset backed securities, the Company purchased protection.
(j)	For short credit default swaps on asset backed indices, the Company purchased protection.
(k)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(l)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(m)	Represents $1,000,000 notional amount per contract.
(n)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Rating Description	Percentage of Shareholders’ Equity
Unrated but Agency-Guaranteed	224.28%
Aaa/AAA/AAA	6.81%
Aa/AA/AA	13.91%
A/A/A	4.46%
Baa/BBB/BBB	6.00%
Ba/BB/BB or below	53.22%
Unrated	0.00%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2010
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$15,597	$10,859	$48,098	$33,574

EXPENSES
Base management fee	1,418	1,173	4,347	3,385
Incentive fee	—	2,524	612	3,007
Share-based LTIP expense	41	460	116	1,960
Interest expense	1,627	921	4,773	2,601
Professional fees	457	543	1,369	1,445
Compensation expense	428	210	1,079	710
Insurance expense	176	285	533	845
Agency and administration fees	225	185	715	531
Custody and other fees	191	167	707	426
Directors’ fees and expenses	57	69	198	202

Total expenses	4,620	6,537	14,449	15,112

NET INVESTMENT INCOME (LOSS)	10,977	4,322	33,649	18,462

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	1,570	(2,697)	(1,215)	9,618
Swaps	6,779	(3,868)	17,971	3,352
Futures	(375)	(581)	(1,094)	(1,607)
Purchased options	—	—	—	(581)

	7,974	(7,146)	15,662	10,782

Change in net unrealized gain (loss) on:
Investments	(9,003)	23,769	(22,555)	16,716
Swaps	(11,477)	(4,348)	(19,020)	(17,229)
Futures	369	(579)	890	(1,928)
Purchased options	—	—	—	542

	(20,111)	18,842	(40,685)	(1,899)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	(12,137)	11,696	(25,023)	8,883

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$(1,160)	$16,018	$8,626	$27,345

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$(0.07)	$1.30	$0.51	$2.21

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2010
(In thousands)	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income (loss)	$10,977	$4,322	$33,649	$18,462
Net realized gain (loss) on investments and financial derivatives	7,974	(7,146)	15,662	10,782
Change in net unrealized gain (loss) on investments and financial derivatives	(20,111)	18,842	(40,685)	(1,899)

Net increase (decrease) in shareholders’ equity resulting from operations	(1,160)	16,018	8,626	27,345

CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Shares issued in connection with incentive fee payment	—	—	203	275
Dividends paid	(6,752)	(1,855)	(35,634)	(20,401)
Shares repurchased	(309)	—	(309)	—
Share-based LTIP awards	41	460	116	1,960

Net increase (decrease) in shareholders’ equity from shareholder transactions	(7,020)	(1,395)	(35,624)	(18,166)

Net increase (decrease) in shareholders’ equity	(8,180)	14,623	(26,998)	9,179
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	384,854	294,350	403,672	299,794

SHAREHOLDERS’ EQUITY, END OF PERIOD	$376,674	$308,973	$376,674	$308,973

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2010
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY
RESULTING FROM OPERATIONS	$8,626	$27,345
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in shareholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	40,685	1,899
Net realized (gain) loss on investments and financial derivatives	(15,662)	(10,782)
Amortization of premiums and accretion of discounts (net)	(7,857)	(5,749)
Purchase of investments	(2,695,989)	(2,298,599)
Proceeds from disposition of investments	2,582,023	1,808,694
Proceeds from principal payments of investments	75,595	88,707
Proceeds from investments sold short	980,116	894,958
Repurchase of investments sold short	(1,226,418)	(529,748)
Payments made to open financial derivatives	(119,933)	(219,776)
Proceeds received to close financial derivatives	224,232	177,148
Proceeds received to open financial derivatives	25,878	73,352
Payments made to close financial derivatives	(27,540)	(52,642)
Shares issued in connection with incentive fee payment	203	275
Share-based LTIP expense	116	1,960
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	7,649	—
(Increase) decrease in receivable for securities sold	(91,287)	(512,709)
(Increase) decrease in deposits with dealers held as collateral	(16,275)	4,988
(Increase) decrease in interest and principal receivable	(1,689)	4,055
(Increase) decrease in other assets	(157)	(249)
Increase (decrease) in liabilities:
Increase (decrease) in due to brokers - margin accounts	(74,345)	(678)
Increase (decrease) in payable for securities purchased	269,450	666,149
Increase (decrease) in accounts payable and accrued expenses	(204)	1,036
Increase (decrease) in incentive fee payable	(1,422)	250
Increase (decrease) in interest and dividends payable	88	(276)
Increase (decrease) in base management fee payable	(107)	35

Net cash provided by (used in) operating activities	(64,224)	119,643

Cash flows provided by (used in) financing activities:
Shares repurchased	(309)	—
Offering costs paid	(469)	(1,138)
Dividends paid	(35,634)	(20,401)
Reverse repurchase agreements, net of repayments	106,456	(83,255)

Net cash provided by (used in) financing activities	70,044	(104,794)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,820	14,849
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,791	102,863

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,611	$117,712

Supplemental disclosure of cash flow information:
Interest paid	$4,714	$2,796

Shares issued in connection with incentive fee payment (non-cash)	$203	$275

Share-based LTIP awards (non-cash)	$116	$1,960

Aggregate TBA trade activity (buys + sells) (non-cash)	$16,291,487	$10,645,380

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

(D) Cash and Cash Equivalents: On the Consolidated Statement of Cash Flows the Company has revised prior period classifications to conform to current period presentation. Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of September 30, 2011, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation. As of December 31, 2010, 70% and 30% of cash and cash equivalents were held in the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively.

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

The Company’s swap contracts are generally governed by ISDA trading agreements, which are separately negotiated agreements with dealer counterparties. Changes in the relative value of the swap transactions may require the Company or the counterparty to post or receive additional collateral. Typically, a collateral payment or receipt is triggered based on the net change in the value of all contracts governed by a particular ISDA trading agreement. Collateral received from counterparties is included in Due to brokers on margin accounts on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Collateral paid to counterparties is included in Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Entering into swap contracts involves market risk in excess of amounts recorded on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity.

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

Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset backed securities, credit default swaps on asset backed indices, credit default swaps on corporate bond indices, interest rate swaps, total return swaps, and Eurodollar futures contracts.

Swap assets are included in Financial derivatives—assets on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Swap liabilities are included in Financial derivatives—liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized depreciation on futures contracts is included in Financial derivatives—liabilities on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For total return swaps, interest rate swaps, and credit default swaps, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 1000%, 117%, and 69%, respectively, of average monthly notional amounts of each such category outstanding during the nine month period ended September 30, 2011. For interest rate swaps, credit default swaps, and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 318%, 133%, and 38%, respectively, of average monthly notional amounts of each such category outstanding during the year ended December 31, 2010. The Company uses average monthly notional amounts outstanding to indicate the volume of activity with respect to these instruments.

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

Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At September 30, 2011, the Company’s open reverse repurchase agreements had remaining terms that ranged from 5 to 234 days and had interest rates ranging from 0.23% to 2.40%. At September 30, 2011, approximately 70% of open reverse repurchase agreements were with four counterparties. At December 31, 2010, the Company’s open reverse repurchase agreements had remaining terms that ranged from 13 to 178 days and had interest rates ranging from 0.27% to 2.60%. At December 31, 2010, approximately 77% of open reverse repurchase agreements were with four counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of September 30, 2011 and December 31, 2010, the Company did not have any material seller financing. No transactions are accounted for as linked transactions at September 30, 2011 and December 31, 2010.

(H) Purchased Options: The Company has entered into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid. The Company had no purchased options outstanding as of September 30, 2011 and December 31, 2010.

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

The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier- month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of September 30, 2011, total assets included $53.0 million of TBAs as well as $545.5 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales.

As of September 30, 2011, total liabilities included $544.8 million of TBAs sold short as well as $53.3 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases. On a net basis, as of September 30, 2011, the Company held a net short position in TBAs of $491.8 million while at December 31, 2010, the Company held a net short position in TBAs of $695.3 million.

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

On April 29, 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing—(Topic 860), Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). This modifies the criteria for determining when repurchase agreements and other similar transactions would be accounted for as financings (secured borrowings/ lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). ASU 2011-03 is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on its consolidated financial statements.

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

The table below reflects the value (in thousands) of the Company’s Level 1, Level 2, and Level 3 financial instruments at September 30, 2011:

Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$881,372	$5,461	$886,833
Private label residential mortgage-backed securities	—	—	396,264	396,264
Private label commercial mortgage-backed securities	—	—	14,879	14,879
Commercial Mortgage Loans	—	—	4,375	4,375

Total investments at value	—	881,372	420,979	1,302,351

Financial derivatives-assets-
Credit default swaps on corporate indices	—	109	—	109
Credit default swaps on asset backed securities	—	—	59,906	59,906
Credit default swaps on asset backed indices	—	50,541	—	50,541
Total return swaps	—	827	—	827
Interest rate swaps	—	22	—	22

Total financial derivatives-assets	—	51,499	59,906	111,405

Repurchase agreements	—	18,035	—	18,035

Total investments, financial derivatives-assets and repurchase agreements	$—	$950,906	$480,885	$1,431,791

Liabilities:
Investments sold short-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(562,670)	$—	$(562,670)

Financial derivatives-liabilities-
Credit default swaps on asset backed indices	—	(15,467)	—	(15,467)
Interest rate swaps	—	(19,521)	—	(19,521)

Total financial derivatives-liabilities	—	(34,988)	—	(34,988)

Total investments sold short and financial derivatives-liabilities	$—	$(597,658)	$—	$(597,658)

Investments under the U.S. Treasury and Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the nine month period ended September 30, 2011.

The table below reflects the value (in thousands) of the Company’s Level 1, Level 2, and Level 3 financial instruments at December 31, 2010:

Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$905,378	$—	$905,378
Private label residential mortgage-backed securities	—	—	338,839	338,839
Private label commercial mortgage-backed securities	—	—	1,850	1,850

Total investments at value	—	905,378	340,689	1,246,067

Financial derivatives-assets-
Credit default swaps on asset backed securities	—	—	102,850	102,850
Credit default swaps on asset backed indices	—	96,690	—	96,690
Interest rate swaps	—	1,795	—	1,795

Total financial derivatives-assets	—	98,485	102,850	201,335

Repurchase agreements	—	25,684	—	25,684

Total investments, financial derivatives-assets and repurchase agreements	$—	$1,029,547	$443,539	$1,473,086

Liabilities:
Investments sold short-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(775,145)	$—	$(775,145)

Financial derivatives-liabilities-
Credit default swaps on corporate indices	—	(186)	—	(186)
Credit default swaps on asset backed indices	—	(18,278)	—	(18,278)
Interest rate swaps	—	(1,676)	—	(1,676)
Unrealized depreciation on futures contracts	(890)	—	—	(890)

Total financial derivatives-liabilities	(890)	(20,140)	—	(21,030)

Total investments sold short and financial derivatives-liabilities	$(890)	$(795,285)	$—	$(796,175)

There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the year ended December 31, 2010.

At December 31, 2010, the Company held money market investments that are included in cash and cash equivalents on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity and are considered Level 1 financial instruments.

The tables below include a roll-forward of the Company’s financial instruments for the three month periods ended September 30, 2011 and 2010, respectively (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended September 30, 2011

(In thousands)	Beginning Balance as of June 30, 2011	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2011
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$5,227	$(423)	$—	$(2,169)	$2,826	$—	$—	$5,461
Private label residential mortgage-backed securities	357,894	4,389	3,107	(12,994)	106,262	(62,394)	—	396,264
Private label commercial mortgage-backed securities	10,942	147	(38)	(1,707)	6,918	(1,383)	—	14,879
Commercial Mortgage Loans	4,650	31	—	(306)	—	—	—	4,375

Total investments at value	378,713	4,144	3,069	(17,176)	116,006	(63,777)	—	420,979

Financial derivatives- assets
Credit default swaps on asset backed securities	69,829	—	3,088	(248)	122	(12,885)	—	59,906

Total financial derivatives- assets	69,829	—	3,088	(248)	122	(12,885)	—	59,906

Total investments and financial derivatives-assets	$448,542	$4,144	$6,157	$(17,424)	$116,128	$(76,662)	$—	$480,885

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2011, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2011. For Level 3 financial instruments held by the Company at September 30, 2011, change in net unrealized gain (loss) of $(15.9) million and $2.3 million, for the three month period ended September 30, 2011 relate to investments and financial derivative-assets, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended September 30, 2010

(In thousands)	Beginning Balance as of June 30, 2010	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2010
Assets:
Investments at value-
Private label residential mortgage-backed securities	$245,519	$2,783	$2,511	$22,016	$33,859	$(36,800)	$—	$269,888

Total investments at value	245,519	2,783	2,511	22,016	33,859	(36,800)	—	269,888

Financial derivatives- assets
Credit default swaps on asset backed securities	113,425	—	(2,683)	(1,647)	422	(6,943)	—	102,574

Total financial derivatives- assets	113,425	—	(2,683)	(1,647)	422	(6,943)	—	102,574

Total investments and financial derivatives-assets	$358,944	$2,783	$(172)	$20,369	$34,281	$(43,743)	$—	$372,462

In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements, which became effective for fiscal years beginning after December 15, 2010. As a result certain classifications in the above table have been conformed to the current period presentation.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2010, as well as Level 3 financial instruments disposed of by the Company during the three month-period ended September 30, 2010. For Level 3 financial instruments held by the Company at September 30, 2010, change in net unrealized gain (loss) of $18.9 million and $(1.6) million for the three month period ended September 30, 2010 relate to investments and financial derivative-assets, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Nine Month Period Ended September 30, 2011

(In thousands)	Beginning Balance as of December 31, 2010	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2011
Assets:
Investments at value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(843)	$97	$(2,320)	$9,682	$(1,155)	$—	$5,461
Private label residential mortgage-backed securities	338,839	11,710	17,664	(35,632)	292,521	(228,838)	—	396,264
Private label commercial mortgage-backed securities	1,850	378	859	(3,185)	23,669	(8,692)	—	14,879
Commercial Mortgage Loans	—	92	—	(392)	4,675	—	—	4,375

Total investments at value	340,689	11,337	18,620	(41,529)	330,547	(238,685)	—	420,979

Financial derivatives- assets
Credit default swaps on asset backed securities	102,851	—	8,396	(4,987)	525	(46,879)	—	59,906

Total financial derivatives- assets	102,851	—	8,396	(4,987)	525	(46,879)	—	59,906

Total investments and financial derivatives-assets	$443,540	$11,337	$27,016	$(46,516)	$331,072	$(285,564)	$—	$480,885

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2011, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2011. For Level 3 financial instruments held by the Company at September 30, 2011, change in net unrealized gain (loss) of $(32.2) million and $(12.6) million for the nine month period ended September 30, 2011 relate to investments and financial derivative-assets, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Nine Month Period Ended September 30, 2010

(In thousands)	Beginning Balance as of December 31, 2009	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2010
Assets:
Investments at value-
Private label residential mortgage-backed securities	$210,364	$8,722	$14,411	$26,360	$192,085	$(182,054)	$—	$269,888

Total investments at value	210,364	8,722	14,411	26,360	192,085	(182,054)	—	269,888

Financial derivatives- assets
Credit default swaps on corporate bonds	8,476	—	(2,281)	(2,650)	1,713	(5,258)	—	—
Credit default swaps on asset backed securities	95,199	—	8,787	(16,802)	38,535	(23,145)	—	102,574
Other swaps	257	—	335	(257)	—	(335)	—	—

Total financial derivatives- assets	103,932	—	6,841	(19,709)	40,248	(28,738)	—	102,574

Total investments and financial derivatives-assets	$314,296	$8,722	$21,252	$6,651	$232,333	$(210,792)	$—	$372,462

Liabilities:
Financial derivatives- liabilities
Credit default swaps on asset backed securities	$(10,548)	$—	$(1,658)	$3,881	$8,340	$(15)	$—	$—

Total financial derivatives- liabilities	$(10,548)	$—	$(1,658)	$3,881	$8,340	$(15)	$—	$—

Total investments sold short and financial derivatives- liabilities	$(10,548)	$—	$(1,658)	$3,881	$8,340	$(15)	$—	$—

In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements, which became effective for fiscal years beginning after December 15, 2010. As a result certain classifications in the above table have been conformed to the current period presentation.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2010, as well as Level 3 financial instruments disposed of by the Company during the nine month-period ended September 30, 2010. For Level 3 financial instruments held by the Company at September 30, 2010, change in net unrealized gain (loss) of $22.1 million and $(18.1) million for the nine month period ended September 30, 2010 relate to investments and financial derivative-assets, respectively.

4. Financial Derivatives

Gains and losses on the Company’s derivative contracts for the three and nine month periods ended September 30, 2011 are summarized in the tables below (in thousands):

September 30, 2011:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2011	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2011	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2011	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2011
Financial derivatives - assets
Credit Default Swaps on Asset Backed Securities	Credit	$3,088	$(248)	$8,396	$(4,987)
Credit Default Swaps on Asset Backed Indices	Credit	6,539	3,746	5,313	5,719
Credit Default Swaps on Corporate Bond Indices	Credit	(150)	109	(150)	109
Total Return Swaps	Equity Market	(29)	826	(29)	826
Interest Rate Swaps	Interest Rates	456	(938)	(195)	(1,773)

		9,904	3,495	13,335	(106)

Financial derivatives - liabilities
Credit Default Swaps on Asset Backed Indices	Credit	24	(1,038)	8,886	(1,256)
Credit Default Swaps on Corporate Bond Indices	Credit	100	220	—	186
Interest Rate Swaps	Interest Rates	(3,249)	(14,154)	(4,250)	(17,844)

		(3,125)	(14,972)	4,636	(18,914)

Futures contracts
Short Eurodollar contracts	Interest Rates	(375)	369	(1,094)	890

Total		$6,404	$(11,108)	$16,877	$(18,130)

Gains and losses on the Company’s derivative contracts for the three and nine month periods ended September 30, 2010 are summarized in the tables below (in thousands):

September 30, 2010:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2010	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2010	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2010	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2010
Financial derivatives - assets
Credit Default Swaps on Asset Backed Securities	Credit	$(2,683)	$(1,647)	$8,787	$(16,802)
Credit Default Swaps on Asset Backed Indices	Credit	(892)	(723)	(5,184)	934
Credit Default Swaps on Corporate Bond Indices	Credit	(50)	(166)	(48)	(168)
Credit Default Swaps on Corporate Bonds	Credit	—	—	(2,281)	(2,650)
Other Swaps	Credit	—	—	335	(257)
Interest Rate Swaps	Interest Rates	125	—	—	(109)

		(3,500)	(2,536)	1,609	(19,052)

Financial derivatives - liabilities
Credit Default Swaps on Asset Backed Securities	Credit	—	—	(1,658)	3,881
Credit Default Swaps on Asset Backed Indices	Credit	(243)	38	6,281	(228)
Credit Default Swaps on Corporate Bond Indices	Credit	—	—	(1,003)	1,146
Total Return Swaps	Equity Market	—	—	(854)	88
Interest Rate Swaps	Interest Rates	(125)	(1,850)	(1,023)	(3,064)

		(368)	(1,812)	1,743	1,823

Futures contracts
Short Eurodollar contracts	Interest Rates	(581)	(579)	(1,607)	(1,928)

Total		$(4,449)	$(4,927)	$1,745	$(19,157)

As of September 30, 2011, the Company is party to credit derivatives contracts in the form of credit default swaps on mortgage/asset backed securities and indices, or “ABSCDS.” As a seller of credit protection via ABSCDS, the Company receives periodic payments from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at September 30, 2011 and December 31, 2010, respectively, are summarized below (in thousands):

Single Name and Index Credit Default Swaps (Asset Backed Securities)	Amount at September 30, 2011	Amount at December 31, 2010
Fair Value of Written Credit Derivatives, Net	$(15,467)	$(14,375)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$5,806	$18,286
Notional Amount of Written Credit Derivatives(2)	$(26,907)	$(111,717)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$13,107	$43,721

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.
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

Unless terminated by mutual agreement by both the buyer and seller, ABSCDS contracts typically terminate at the earlier of the (i) date the buyer of protection delivers the reference asset to the seller in exchange for payment of the notional balance following the occurrence of a credit event or (ii) date the reference asset is paid off in full, retired, or otherwise ceases to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of an underlying reference asset has deteriorated, credit spreads combined with a percentage of notional amounts paid up front (points up front) are frequently used as an indication of ABSCDS risk. ABSCDS credit protection sellers entering the market would expect to be paid a percentage of the current notional balance up front (points up front) approximately equal to the fair value of the contract in order to write protection on the reference assets underlying the Company’s ABSCDS contracts. Stated spreads at September 30, 2011 on ABSCDS contracts where the Company wrote protection range between 9 and 350 basis points on contracts that were outstanding at this date. Stated spreads at December 31, 2010 on ABSCDS contracts where the Company wrote protection range between 9 and 442 basis points on contracts that were outstanding at this date. However, participants entering the market at September 30, 2011 and December 31, 2010 would likely transact on similar contracts with material points upfront given these spreads. Total net up-front payments received relating to ABSCDS contracts outstanding at September 30, 2011 and December 31, 2010 were $13.8 million and $13.5 million, respectively.

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

Summary information—For the three month periods ended September 30, 2011 and 2010, the total base management fees incurred by the Company were $1.4 million and $1.2 million, respectively. For the nine month periods ended September 30, 2011 and 2010, the total base management fees incurred by the Company were $4.3 million and $3.4 million, respectively.

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

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter. As of September 30, 2011, the total Loss Carryforward was $2.4 million.

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

Summary information— No incentive fee was incurred for the three month period ended September 30, 2011. Total incentive fee incurred for the three month period ended September 30, 2010 was $2.5 million. Total incentive fee incurred for the nine month periods ended September 30, 2011 and 2010, were $0.6 million and $3.0 million, respectively.

6. Long-Term Incentive Plan Units

In connection with its initial offering in 2007, the Company established the Manager Long-Term Incentive Plan (the “Manager LTIP”) and the Individual Long-Term Incentive Plan (the “Individual LTIP”). Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager. Pursuant to the terms of the Individual LTIP, each year since inception the Company has issued annual awards to its independent directors and, beginning in 2010, issued awards to certain of its officers.

As of August 17, 2010, LTIP units awarded to the Manager were fully vested and fully expensed. LTIP units held pursuant to the Manager LTIP are generally exercisable by the holder at any time after vesting. Each LTIP unit is convertible into one common share. During the three month period ended September 30, 2010, expense recognized related to the Manager LTIP was approximately $0.4 million and during the nine month period ended September 30, 2010, expense recognized related to the Manager LTIP was approximately $1.9 million. There is no cash flow effect from the issuance of the Manager LTIP units. Since inception, the aggregate expense associated with the Manager LTIP was $8.6 million.

Individual LTIP units in the amount of 3,750 units were granted to the Company’s independent directors on each of August 17, 2007, December 31, 2008, October 1, 2009, October 1, 2010 and September 15, 2011. Excluding the October 1, 2010 and September 15, 2011 awards, these grants have fully vested. The vesting period for awards issued to directors under the Individual LTIP has generally been one year from the date of grant. In addition, on December 15, 2010, the Company issued a total of 2,500

LTIP units to certain of its dedicated officers. The vesting period for this grant is also one year from the date of grant. LTIP units held pursuant to the Individual LTIP are generally exercisable by the holder at any time after vesting. Each LTIP unit is convertible into one common share. Costs associated with the Individual LTIP are measured as of the grant date and expensed ratably over the vesting period. The total expenses associated with the Individual LTIP units awarded to the independent directors for the three month periods ended September 30, 2011 and 2010, were $0.03 million and $0.02 million, respectively. The total expenses associated with the Individual LTIP units awarded to the independent directors for the nine month periods ended September 30, 2011 and 2010, were $0.08 million and $0.07 million, respectively. The total expense associated with the Individual LTIP units awarded to the Company’s dedicated officers for the three month period ended September 30, 2011 was approximately $0.01 million and the total expense associated with the Individual LTIP units awarded to the Company’s dedicated officers for the nine month period ended September 30, 2011 was approximately $0.04 million. Unrecognized expense related to unvested Individual LTIP units awarded to independent directors was $0.06 million at September 30, 2011 and $0.07 million at December 31, 2010. Unrecognized expense related to unvested Individual LTIP units awarded to certain of the Company’s dedicated officers was $0.01 millions at September 30, 2011 and $0.05 million at December 31, 2010. Since inception, 7,500 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.

If all of the LTIP units that have previously been issued were to be fully vested and exchanged for common shares as of September 30, 2011 and December 31, 2010, the Company’s issued and outstanding common shares would increase to 16,878,631 and 16,883,342 shares, respectively, resulting in shareholders’ equity per share of $22.32 and $23.91 at September 30, 2011 and December 31, 2010, respectively.

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the three month periods ended September 30, 2011 and 2010, respectively.

Three Month Periods Ended September 30, 2011 and September 30, 2010:

	Three Month Period Ended September 30, 2011			Three Month Period Ended September 30, 2010
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (6/30/2011, 6/30/2010, respectively)	375,000	10,000	385,000	375,000	5,000	380,000
Granted	—	3,750	3,750	—	—	—
Exercised	—	—	—	—	—	—

LTIP Units Outstanding (9/30/2011, 9/30/2010, respectively)	375,000	13,750	388,750	375,000	5,000	380,000

LTIP Units Vested and Outstanding (9/30/2011, 9/30/2010, respectively)	375,000	3,750	378,750	375,000	1,250	376,250

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the nine month periods ended September 30, 2011 and 2010, respectively.

Nine Month Periods Ended September 30, 2011 and September 30, 2010:

	Nine Month Period Ended September 30, 2011			Nine Month Period Ended September 30, 2010
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2010, 12/31/2009, respectively)	375,000	10,000	385,000	375,000	7,500	382,500
Granted	—	3,750	3,750	—	—	—
Exercised	—	—	—	—	(2,500)	(2,500)

LTIP Units Outstanding (9/30/2011, 9/30/2010, respectively)	375,000	13,750	388,750	375,000	5,000	380,000

LTIP Units Vested and Outstanding (9/30/2011, 9/30/2010, respectively)	375,000	3,750	378,750	375,000	1,250	376,250

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

The following tables set forth the dividend distributions authorized by the Board of Directors relating to the nine month periods ended September 30, 2011 and 2010, payable to shareholders and LTIP holders (in thousands except per share amounts):

Nine Month Period Ended September 30, 2011:

	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.40	$6,757		June 1, 2011	June 15, 2011
Second Quarter	$0.40	$6,752		September 1, 2011	September 15, 2011
Third Quarter	$0.40	$6,751	*	December 1, 2011	December 15, 2011

*	Estimated

Nine Month Period Ended September 30, 2010:

	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.25	$3,091	May 18, 2010	June 15, 2010
Second Quarter	$0.15	$1,855	September 1, 2010	September 15, 2010
Third Quarter	$0.80	$13,505	December 1, 2010	December 15, 2010

Dividends are declared and paid on a quarterly basis in arrears.

Detailed below is a roll-forward of the Company’s common shares outstanding for the three month periods ended September 30, 2011 and 2010:

Three Month Periods Ended September 30, 2011 and September 30, 2010:

	Three Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2010
Common Shares Outstanding (6/30/2011, 6/30/2010, respectively)	16,507,381	11,985,670

Share Activity:
Shares repurchased	(17,500)	—

Common Shares Outstanding (9/30/2011, 9/30/2010, respectively)	16,489,881	11,985,670

Detailed below is a roll-forward of the Company’s common shares outstanding for the nine month periods ended September 30, 2011 and 2010:

Nine Month Periods Ended September 30, 2011 and September 30, 2010:

	Nine Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2010
Common Shares Outstanding (12/31/2010, 12/31/2009, respectively)	16,498,342	11,972,113

Share Activity:
Shares repurchased	(17,500)	—
Shares issued in connection with incentive fee payment	9,039	11,057
Director LTIP units exercised	—	2,500

Common Shares Outstanding (9/30/2011, 9/30/2010, respectively)	16,489,881	11,985,670

As of September 30, 2011 and December 31, 2010, related parties of the Company owned approximately 20.6% of common shares and LTIP units outstanding.

On August 4, 2011, the Company’s Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company’s discretion, subject to applicable law, share availability, price and the Company’s financial performance, among other considerations. As of September 30, 2011, the Company repurchased 17,500 shares at an aggregate cost of $0.3 million, or at an average per share price $17.62.

8. Earnings Per Share

The components of the computation of basic and diluted EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands except share amounts)
Net increase in shareholders’ equity resulting from operations	$(1,160)	$16,018	$8,626	$27,345

Net increase (decrease) in shareholders’ equity resulting from operations available to common share and LTIP holders:	(1,160)	16,018	8,626	27,345
Net increase (decrease) in shareholders’ equity resulting from operations - common shares	(1,134)	15,526	8,429	26,504
Net increase (decrease) in shareholders’ equity resulting from operations - LTIPs	(26)	492	197	841

Dividends Paid:
Common Shares	(6,598)	(1,798)	(34,822)	(19,774)
LTIPs	(154)	(57)	(812)	(627)

Total dividends paid to common share and LTIP holders	(6,752)	(1,855)	(35,634)	(20,401)
Undistributed earnings:
Common Shares	(7,732)	13,728	(26,393)	6,730
LTIPs	(180)	435	(615)	214

Total undistributed earnings attributable to common share and LTIP holders	$(7,912)	$14,163	$(27,008)	$6,944
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	16,501,829	11,985,670	16,503,229	11,982,798
Weighted average participating LTIPs	385,652	380,000	385,220	380,375
Basic earnings per common share:
Distributed	$0.40	$0.15	$2.11	$1.65
Undistributed	(0.47)	1.15	(1.60)	0.56

	$(0.07)	$1.30	$0.51	$2.21

Diluted earnings per common share:
Distributed	$0.40	$0.15	$2.11	$1.65
Undistributed	(0.47)	1.15	(1.60)	0.56

	$(0.07)	$1.30	$0.51	$2.21

The Company pays quarterly dividends in arrears. Dividends paid in the table above relate to the respective period’s prior period earnings.

9. Risks

The Company may be exposed to various types of risks, including market price risk, interest rate risk, and credit risk. Market price risk is the risk of decline in value of the investments held by the Company for a number of reasons, including changes in prevailing market and interest rates, increases in defaults, increases in voluntary prepayments for investments subject to prepayment risk, and widening credit spreads. Interest rate risk is the risk associated with the effects of the fluctuations in the prevailing level of market interest rates. Credit risk includes the risk of principal loss as well as the risk that a counterparty will be unable to pay amounts in full when due. Since 2007, the U.S. residential mortgage market has experienced severe dislocations and liquidity disruptions. Over the same period mortgage loans have experienced increased rates of delinquency, foreclosure and loss, although the rate of increase has slowed. While more recently the mortgage market has improved and stabilized relative to the 2007-2009 period, home prices remain depressed and relative illiquidity in private label mortgage related assets persists.

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

The Company is party to a tri-party collateral arrangement under one of its ISDA trading agreements whereby a third party holds collateral posted by the Company. Pursuant to the terms of the arrangement the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to the Company. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at September 30, 2011 and December 31, 2010, collateral posted by the Company and held by a third party custodian in the amount of $8.0 million and $9.0 million, respectively.

As of September 30, 2011, investments with an aggregate value of approximately $1.0 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $58.9 million that were sold prior to period end but for which such sale had not settled as of September 30, 2011.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of collateral for various reverse repurchase agreements as of September 30, 2011. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $172.9 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Deutsche Bank	19%
Morgan Stanley	17%
Bank of America	16%
Credit Suisse Group	15%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of September 30, 2011:

Dealer	% of Total Deposits with Dealers Held as Collateral
Bank of America	37%
Citigroup	27%
JP Morgan Chase	16%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Due to brokers on margin accounts as of September 30, 2011:

Dealer	% of Total Due to Brokers on Margin Accounts
Morgan Stanley	43%
Credit Suisse Group	28%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of September 30, 2011:

Dealer	% of Total Receivable for Securities Sold
Royal Bank of Scotland	25%
CS First Boston	18%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Payable for securities purchased as of September 30, 2011:

Dealer	% of Total Payable for Securities Purchased
CS First Boston	55%

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

11. Financial Highlights

Results of Operations for a Share Outstanding Throughout the Periods Ended September 30, 2011 and 2010:

	Three Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2010
Beginning Shareholders’ Equity Per Share (6/30/11, 6/30/10, 12/31/10 and 12/31/09, respectively)	$23.31	$24.56	$24.47	$25.04
Net Investment Income	0.67	0.36	2.04	1.54
Net Realized/Unrealized Gains (Losses)	(0.74)	0.97	(1.52)	0.74

Results of Operations (1)	(0.07)	1.33	0.52	2.28
Dividends Paid (2)	(0.41)	(0.15)	(2.16)	(1.70)
Share-Based LTIP Awards/Share Repurchases	0.01	0.04	0.01	0.16

Ending Shareholders’ Equity Per Share (9/30/11, 9/30/10, 9/30/11 and 9/30/10, respectively) (3)	$22.84	$25.78	$22.84	$25.78

Shares Outstanding, end of period	16,489,881	11,985,670	16,489,881	11,985,670

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 8).
(2)	Dividends paid include dividends paid on common shares and LTIP units. For the three month periods ending September 30, 2011 and 2010, dividends totaling $0.40 and $0.15, respectively, per common share and LTIP unit outstanding were declared and paid. For the nine month periods ending September 30, 2011 and 2010, three dividends totaling $2.11 and $1.65, respectively, per common share and LTIP unit outstanding were declared and paid. Dividends paid of $0.41 and $0.15 per share for the three month periods ending September 30, 2011 and 2010, respectively, and dividends paid of $2.16 and $1.70 per share for the nine month periods ending September 30, 2011 and 2010, respectively, above reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units.
(3)	If all LTIP units previously issued were vested and exchanged for common shares as of September 30, 2011 and 2010, shareholders’ equity per share would be $22.32 and $24.99, respectively.

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

Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended September 30, 2011(2)	Three Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2011(2)	Nine Month Period Ended September 30, 2010
Total Return before Incentive Fee	(0.31)%	6.44%	2.11%	11.02%
Incentive Fee	0.00%	(0.86)%	(0.17)%	(1.07)%

Total Return after Incentive Fee	(0.31)%	5.58%	1.94%	9.95%

(1)	Total return is calculated for all shareholders’ equity accounts taken as a whole for each period. Total Return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period.
(2)	Total return includes the accretive effect of the share repurchases. Had this not been included, total return after incentive fee for the three and nine month periods ended September 30, 2011 would have been (0.33)% and 1.92%, respectively.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP units: (1)

	Three Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2011

Total Return before Incentive Fee	(2.60)%	(0.24)%
Incentive Fee	0.00%	(0.16)%

Total Return after Incentive Fee	(2.60)%	(0.40)%

(1)	Total return is calculated assuming all LTIP units had been converted into common shares at September 30, 2011. Total return represents all shareholders’ equity accounts outstanding for the entire period. LTIP units outstanding at September 30, 2011 totaled 388,750 and represent 2.30% of total shares and LTIP units outstanding as of that date.

Market Based Total Return for a Shareholder:

For the three and nine month periods ended September 30, 2011, the Company’s market based total return was (16.54)% and (14.99)%, respectively, and assumes the reinvestment of dividends.

Net Investment Income Ratio to Average Shareholders’ Equity: (1)

	Three Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2010
Net Investment Income (2)	11.46%	8.20%	11.59%	8.56%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Includes all items of income and expenses on an annualized basis except for incentive fee expense which is included on a non-annualized basis.

Expense Ratios to Average Shareholders’ Equity: (1)(2)

	Three Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2010
Operating expenses before incentive fee and interest expense	(3.12)%	(4.07)%	(3.10)%	(4.23)%
Incentive fee	0.00%	(0.84)%	(0.16)%	(1.00)%
Interest expense	(1.70)%	(1.22)%	(1.64)%	(1.16)%

Total Expenses	(4.82)%	(6.13)%	(4.90)%	(6.39)%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Ratios are annualized except for the incentive fee which is not annualized.

12. Subsequent Events

On November 1, 2011, the Company’s Board of Directors approved a dividend in the amount of $0.40 per share payable on December 15, 2011 to shareholders of record as of December 1, 2011.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2011, we believe that our non-Agency RMBS strategies represented the primary drivers of our risk and return, and we expect that they will continue to do so over the near term. We additionally expect CMBS and commercial mortgage loans to represent a growing component of our strategy. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. As discussed below in “—Liquidity and Valuation,” financing for non-Agency RMBS has become more readily available, but currently we employ only low levels of leverage with respect to the non-Agency RMBS in our portfolio. We currently finance our purchases of Agency RMBS and non-Agency RMBS using reverse repurchase agreements, or “reverse repos,” which we account for as collateralized borrowings. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations affecting our exclusion from regulation as an investment company under the Investment Company Act, we expect that we will continue to maintain some core amount of Agency RMBS to maintain our exclusion from regulation as an investment company under the Investment Company Act.

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

As of September 30, 2011, our outstanding borrowings under reverse repurchase agreements were $884.2 million and our debt-to-equity ratio was 2.35 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 75.9% or $671.4 million relates to our Agency holdings with the remaining related to our non-Agency holdings.

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

Poor credit performance of non-Agency RMBS and limited availability of financing for such assets continued throughout 2008 and into 2009, influenced by many market events including the bankruptcy of Lehman Brothers in September 2008. Meanwhile, home price declines and increases in loss severities upon default continued through the second quarter of 2009. Since the second quarter of 2009, market conditions have generally improved as witnessed by the increased availability of financing for non-Agency assets and the improved underlying credit performance across several sectors of the residential mortgage-backed securities markets.

Recent Developments

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

While lawmakers agree that additional reform is needed, they are divided on just how to proceed. Several bills have been introduced by members of Congress with the intention of moving the reform effort forward. Proposals under the legislation introduced range from raising guarantee fees the GSEs will charge for mortgage-backed securities they insure, to formalizing the reduction in size of the GSEs’ portfolios, to reducing the compensation of Fannie Mae and Freddie Mac’s senior executives to bring their compensation in line with the wages of federal banking regulators, among others. Proposals have also included combining Fannie Mae and Freddie Mac or creating a new similar entity, which would leave the government (or GSEs) with a role in housing finance as significant as its pre-crisis role. With speculation abounding over what forms the recommendations may ultimately take, mortgage finance analysts are predicting resolution will take place over a very long timeline. Few expect Congress to enact any legislation on U.S. housing reform until at least 2013. We continue to monitor the evolving status of these discussions and proposals, but the ultimate impact of any resulting legislation or policies is uncertain and may create opportunities for us or have adverse consequences for us and our industry.

On October 24, 2011, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to be made to the Home Affordable Refinance Program, or “HARP.” Among those changes are (1) the reduction or elimination in certain cases, of many risk-based fees charged to borrowers when refinancing, (2) the expansion of the previous 125% loan-to-value ceiling to allow all underwater borrowers (those borrowers who owe more on their mortgages than the value of their homes) to participate in the program, regardless of the size of their loan versus the value of their home and (3) the removal of certain representation and warranties made on behalf of lenders for loans owned or guaranteed by Fannie Mae or Freddie Mac, among other changes. These refinancing opportunities will only be available to borrowers with loans that are owned or guaranteed by Fannie Mae or Freddie Mac and, aside from the expansion of HARP as described above, are subject to the restrictions originally put in place for the program. Although it is not yet possible to gauge the ultimate success of HARP and the expansion announcement, the FHFA’s actions present the opportunity for many borrowers, who previously could not, to take advantage of the ability to refinance their mortgages into lower interest rates. This could negatively impact our Agency holdings, which are generally purchased at premiums; however, it is unknown at this time what the ultimate impact will be.

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

The derivatives market, and the credit derivatives market in particular, has been a significant focus for legislators and market regulators in considering additional regulations. Title VII of the Dodd-Frank Act, entitled the Wall Street Transparency and Accountability Act of 2010, or “Title VII,” provides for new federal regulations of the swaps market and sweeping changes to its structure. Proposed changes contemplated in Title VII include mandatory central clearing, exchange trading margin requirements and real-time reporting of certain swap transactions. In addition, certain market participants may incur registration, disclosure and reporting requirements as swap dealers, major swap participant, commodity trading advisors or commodity pool operators. While there was an effective date for certain of Title VII’s provisions begining on July 16, 2011, which has since passed, the provisions of Title VII that will have the most fundamental impact on the swaps market have not been finalized. We are not able at this time to predict the impact any final regulations might have on our business. Proposed regulations could have positive, adverse or mixed consequences for our business. For example, the proposed measure that would require that certain derivatives be traded on regulated exchanges or through clearinghouses could benefit us by substantially reducing our derivatives counterparty-related risks, but conversely, could also reduce some of the market inefficiencies that we believe create opportunities for us. Such changes might also impact the amount of collateral that we are required to post against our derivatives positions, which could affect our liquidity and the amount of capital that we have available for our non-derivative investment activities. Further, as the swap markets move towards greater standardization, it is unclear what costs firms might incur in entering into swaps to hedge specific risks that may not be sufficiently addressed in standardized swaps. Such changes may lead us to re-evaluate our derivatives strategy in particular and our investment strategy overall. No assurance can be given that any final regulations will not impact our business in a material and adverse way.

On August 31, 2011, the SEC issued a Concept Release announcing that the Commission is reviewing interpretive issues and seeking public comment on interpretations related to Section 3(c)(5)(C) of the Investment Company Act of 1940 and its use by companies engaged in the business of acquiring mortgages and mortgage-related instruments (“mortgage-related pools”). The SEC notes in the release that in light of the evaluation of mortgage-related pools and the development of new and complex mortgage-related instruments, the SEC is reviewing certain interpretive issues under the Investment Company Act of 1940 and whether mortgage-related pools potentially are making judgments about their status under the Investment Company Act of 1940 without sufficient SEC guidance. The SEC has asked for comments in order to help it better understand mortgage-related pools and their use of the 3(c)(5)(C) exemption. The SEC has noted that it can pursue a range of actions in light of the feedback including engaging in rulemaking (such as a safe harbor or definitional rule), issuing an interpretive release, providing exemptive relief or by taking no action. While stock prices of companies in our industry that rely on the 3(c)(5)(C) exemption, including our own, dropped in response to the issuance of the Concept Release, we believe that it is too early to make a determination as to how the SEC’s actions might affect our company or our industry. The comment period for the release ends on November 7, 2011 but the ultimate resolution of these issues will take some time. No assurance can be given that any final actions will not have an adverse effect on our operations. To the extent that the SEC provides more specific guidance regarding these matters, we may need to adjust our strategy. Likewise, any further guidance could provide us additional flexibility, or it could provide clarity regarding some of the interpretive issues that our industry has had to address.

Foreclosures

During the third quarter of 2010, several large banks suspended foreclosures and foreclosure sales in a number of states, and some public officials have called for nationwide foreclosure moratoria. Most banks have since resumed foreclosure proceedings. However, the attorneys general from all 50 states have launched a joint investigation into foreclosure practices and mortgage servicers’ involvement in those practices. The suspensions and investigations relate to two concerns. The first concern relates to the allegedly pervasive signing, by mortgage servicers and their agents, of foreclosure-related affidavits without actually having properly validated the information in the affidavits (“robo-signing”). The second concern relates to the standard of proof required for a mortgage servicer to demonstrate that it has proper standing to foreclose on behalf of a mortgage note holder. Delinquent borrowers have begun filing lawsuits requesting, and certain judges have begun requiring, mortgage servicers to produce the actual mortgage notes to prove their right to foreclose. Because many mortgages have been transferred and assigned multiple times through the origination, warehouse and securitization processes, and by means of varying assignment procedures, mortgage servicers are frequently having difficulty furnishing complete documentation. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related suspensions and investigations also slow the pace of liquidations, and thereby likely increase loan loss severities in the longer term as a result of property deterioration, amplified legal and other costs, and other factors. Servicers have maintained that most of these problems are process-oriented and can be largely fixed in the near term; however, certain factors delaying foreclosure, such as borrower lawsuits and judicial scrutiny, are outside of servicers’ control and have slowed and will likely continue to slow foreclosure processing in both judicial and non-judicial states. One of the biggest risks overhanging the RMBS market has been uncertainty around the timing and ability of servicers to remove delinquent borrowers from their homes and ultimately liquidate properties to pass cash through to securitization trusts. This risk is very difficult to quantify and uncertainty has often been magnified by court cases with conflicting outcomes.

A settlement draft related to the ongoing investigation was released in mid-March 2011. In April 2011, fourteen of the largest mortgage servicers involved in the investigations entered into consent decrees with the Office of the Comptroller of the Currency, the Department of Justice, the Federal Reserve, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, or “FDIC.” The consent decrees implement some of the improvements proposed in the draft settlement agreement including ending dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process, and establishing a single point of contact for borrowers during the foreclosure process. The servicers also agreed to review loans that went into foreclosure in 2009 and 2010, improve their foreclosure, loan modification and refinancing procedures, hire additional staff, upgrade information management systems and provide better oversight over third party service providers such as attorneys and vendors. In May 2011, five of the servicers offered to settle the state and federal investigations for $5 billion. The settlement was not accepted. Unofficial reports have suggested that the states are seeking settlement payments in the range of $20 to $25 billion, and that a proposed settlement may also include commitments by the implicated banks to provide refinancing assistance to certain underwater borrowers on loans that they own; however a settlement agreement has not been reached and negotiations continue.

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

Monetary Policy

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

On September 21, 2011, the Federal Reserve announced plans to implement another form of monetary stimulus. The plan involves selling $400 billion of short-term U.S. Treasury securities and purchasing about the same amount of longer-term U.S. Treasuries, in an effort to keep long-term interest rates relatively low. The Federal Reserve aims to begin these purchases and sales in October 2011, and to conclude in June of 2012. The Federal Reserve also announced that, contrary to earlier intentions to slowly let their Agency MBS portfolio pay down over time, they will be re-investing proceeds in additional Agency MBS.

U.S. Long-Term Credit Rating Downgrade

On August 5, 2011, Standard and Poor’s (“S&P”), one of three major credit rating agencies, downgraded the long-term sovereign credit rating of the U.S. one notch from AAA to AA+. In its announcement, S&P also noted that its outlook on the U.S. credit rating was “negative.” However, S&P affirmed the short-term credit rating of the U.S. of A-1+, its highest rating in that category. S&P took these actions in light of its conclusion that the “fiscal consolidation plan that Congress and the Administration recently agreed to falls short of what ... would be necessary to stabilize the government’s medium-term debt dynamics.” On August 8, 2011, S&P also downgraded the long-term credit ratings of Fannie Mae, Freddie Mac, and Ginnie Mae, from AAA to AA+, given their direct reliance on the U.S. government. Thus far, the impact of the downgrade has been minimal. Other market factors, such as the European debt crisis and concerns about a double-dip recession in the U.S. economy, have caused investors to continue to seek the relative safety of U.S. government debt.

Labor Market

On November 4, 2011, the U.S. Department of Labor reported that, as of October 2011, the U.S. unemployment rate was 9.0%. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could contribute to further increases in mortgage delinquencies and decreases in home prices.

Credit Quality

The deterioration of the U.S. housing market as well as the economic downturn that began in 2007 have caused U.S. residential mortgage delinquency rates to remain at high levels for various types of mortgage loans, including subprime mortgage loans and option ARMs. Loss severities upon default increased steadily from 2007 through the first half of 2009 as a result of, among other things, additional servicing costs, delays in loan foreclosure, continuing home price declines and lack of incentive for mortgage servicers to minimize costs. The second half of 2009 and the first half of 2010 exhibited some stabilization or improvement of these and other fundamental measures of credit quality. However these gains were not sustainable, and by the second half of 2010 the increasing supply of actual and “shadow” housing inventory put renewed downward pressure on home pricing, (“shadow inventory” refers to homes that are either awaiting foreclosure, are highly expected to be foreclosed on, or have already been foreclosed on, but have not yet been put on the market for sale). However, more recent data trends suggest that improvements—perhaps sustainable this time—are again on the horizon. For example, delinquency-to-foreclosure “roll rates” (i.e., the rates at which mortgages are progressing from delinquency status to foreclosure status), and foreclosure-to-REO (real estate owned) roll rates, have accelerated somewhat recently, showing to some degree that homes that have been stalled in the foreclosure process are starting to move towards liquidation. There has also been a notable improvement in the rate of current borrowers becoming delinquent since mid-2011.

For the month of September 2011, delinquency rates on subprime mortgage loans and option ARMs averaged 38.4% and 43.2%, respectively, compared to 38.8% and 43.3% for the month of July 2011. In July 2011, the composite S&P/Case-Shiller 20-city index, a broad measure of U.S. home prices increased 0.91% from the prior month and was 4.11% lower than in July 2010.

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

Starting in the latter part of 2009, many investment banks have resumed making term financing available for non-Agency RMBS. The return of financing availability and the stabilization of borrowing costs have somewhat improved liquidity in the market for these securities. However, since European banks have historically been a significant financing source for many investment banks that provide RMBS financing, there has recently been heightened concern regarding the impact that the European sovereign debt crisis may have on the United States’ banking system and investment banks’ willingness and ability to finance RMBS. Nevertheless, we have not yet seen any material impact on our ability to finance both non-Agency and Agency RMBS.

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

In light of the European sovereign debt crisis and the fears that it will lead to the collapse of certain European banks, the non-Agency MBS market may see additional supply from distressed European banks. In the second quarter, Dexia, a Franco-Belgian bank, announced and completed its plans to liquidate its approximately $8.8 billion portfolio of subprime and Alt-A RMBS. The sale of this portfolio and other European non-Agency RMBS portfolios could put further pressure on subprime RMBS prices.

These and other sales of non-Agency RMBS have had a significant impact on the overall non-Agency RMBS markets in the second and third quarters of 2011 and price declines have continued into the fourth quarter as well. Since the end of the first quarter, prices have now declined by 10% to 30% in many non-Agency RMBS sectors. For companies that hold such securities on a leveraged, unhedged basis, this could lead to significant book value declines and financial weakness, and potentially more selling. On the other hand, the price declines may also offer an attractive buying opportunity for investors with buying power seeking higher yields within this asset class.

Non-Agency MBS Market: Other Developments

In April 2010, a $238 million non-Agency RMBS securitization was completed, marking the first such securitization (other than re-securitizations) since August 2008. The securitization was backed by high quality prime jumbo mortgage loans that had been originated by CitiMortgage Inc. in 2009 and 2010. While the completion of this transaction represents a milestone for the potential return to health of the non-Agency residential securitization market, the prospects for the securitization market are still extremely uncertain, as the respective roles and requirements of sponsors, investors, underwriters, regulators, policy-makers, and rating agencies all continue to be re-evaluated. A second non-Agency securitization was completed on February 18, 2011 in the amount of $290 million and a third was completed on September 23, 2011 in the amount of $375 million. Like the April 2010 securitization, both of the more recent securitizations are backed by prime jumbo mortgage loans and mark another good sign for the potential return of the non-Agency mortgage securitization market. We are optimistic about the eventual return of the securitization market and believe that its return will create additional investment opportunities for us.

On June 29, 2011, Bank of America announced an agreement to pay $8.5 billion to settle claims on certain mortgage-backed securities sponsored by Countrywide Financial, which Bank of America had purchased in 2008. The settlement agreement follows an ongoing dispute between the bank and a group of 22 investors, including the Federal Reserve Bank of New York, who have demanded compensation for faulty loan underwriting and improper loan servicing. The agreement is subject to investor and court approval and the details of the settlement are still subject to change. The $8.5 billion would cover 530 trusts with a current balance of $177 billion, representing approximately 5% of the current balance outstanding. The allocation of the settlement amount would be determined by an algorithm and would be managed by Bank of New York Mellon Corp. Bank of America also agreed to improve its mortgage servicing practices and to cure certain mortgage loan documentation problems. On July 5, 2011, a group of private investors challenged the proposed settlement in a filing with the New York State Supreme Court. Other investors, including the FHFA and the FDIC, also subsequently objected in advance of the late August filing deadline. On October 19, 2011, a federal judge ordered that in light of the “federal interests” involved, the case should be transferred from state court to federal court. It is unclear whether, if challenged, a federal appellate court will uphold this ruling. Given the uncertainty of the amount and structure of any final settlement, the objections made thus far and the uncertainty as to which court will oversee the settlement, it is unknown at this time what the ultimate details of the settlement will be and what the impact on our portfolio will be.

Agency MBS Market: Other Developments

Banks and other financial institutions have shown continued demand for Agency RMBS, with the result that valuations in the most liquid Agency RMBS sectors remain strong. Since the second half of 2010, the largest banks have steadily increased their holdings of Agency RMBS holdings. These same banks had generally reduced their RMBS holdings in the first half of 2010 in anticipation of the implementation of Basel III bank capital rules; however as the timelines for implementation of Basel III bank capital rules have been extended, and as Federal Reserve policy (through QE2 and otherwise) has seemingly favored continued holding of Agency RMBS, the trend has reversed.

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

Financial Condition

The following table summarizes our investment portfolio (in thousands) as of September 30, 2011 and December 31, 2010. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedules of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2011					December 31, 2010
	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Non-Agency RMBS (2)	$672,103	$395,337	$58.82	$414,195	$61.63	$477,838	$333,059	$69.70	$319,231	$66.81
Non-Agency CMBS and Commercial Mortgage Loans	29,138	19,254	66.08	22,819	78.31	5,000	1,850	37.00	1,837	36.74

Total Non-Agency MBS and Commercial Mortgage Loans	701,241	414,591	59.12	437,014	62.32	482,838	334,909	69.36	321,068	66.50

Agency RMBS: (3)
Floating	49,798	52,641	105.71	52,076	104.58	76,791	81,093	105.60	80,167	104.40
Fixed	723,493	775,718	107.22	759,524	104.98	746,954	769,895	103.07	773,976	103.62

Total Agency RMBS	773,291	828,359	107.12	811,600	104.95	823,745	850,988	103.31	854,143	103.69

Total Non-Agency and Agency MBS and Commercial Mortgage Loans	$1,474,532	$1,242,950	$84.29	$1,248,614	$84.68	$1,306,583	$1,185,897	$90.76	$1,175,211	$89.95

Agency Interest Only RMBS	n/a	$5,461	n/a	$7,780	n/a	n/a	$—	n/a	$—	n/a
Non-Agency Interest Only and Residual RMBS	n/a	$927	n/a	$1,195	n/a	n/a	$5,780	n/a	$3,102	n/a
TBAs:
Long	$50,000	$53,013	$106.03	$53,036	$106.07	$54,650	$54,390	$99.52	$54,171	$99.12
Short	(508,700)	(544,757)	107.09	(545,465)	107.23	(728,500)	(749,683)	102.91	(750,520)	103.02

Net TBAs	$(458,700)	$(491,744)	$107.20	$(492,429)	$107.35	$(673,850)	$(695,293)	$103.18	$(696,349)	$103.34

Other:
Repurchase Agreements	$18,035	$18,035	$100.00	$18,035	$100.00	$25,684	$25,684	$100.00	$25,684	$100.00
Short Treasury Securities	$(17,000)	$(17,913)	$105.37	$(17,142)	$100.84	$(27,000)	$(25,462)	$94.31	$(25,262)	$93.56

Total Net Investments		$757,716		$766,053			$496,606		$482,386

(1)	Represents the dollar amount per $100 of current principal of the price or cost for the security.
(2)	Excludes Interest Only and Residual Securities.
(3)	Excludes Interest Only Securities and TBAs.

The following table summarizes our financial derivatives portfolio (in thousands) as of September 30, 2011 and December 31, 2010. For more detailed information about the investments in our portfolio, please refer to Consolidated Condensed Schedules of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2011		December 31, 2010
	Notional Value	Fair Value	Notional Value	Fair Value

Long Mortgage Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$26,907	$(15,467)	$111,717	$(14,375)

Total Long Mortgage Related Derivatives	26,907	(15,467)	111,717	(14,375)

Short Mortgage Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(98,824)	50,541	(205,479)	92,787
CDS on Individual RMBS and CMBS	(74,453)	59,906	(127,089)	102,850

Total Short Mortgage Related Derivatives	(173,277)	110,447	(332,568)	195,637

Net Mortgage Related Derivatives	$(146,370)	$94,980	$(220,851)	$181,262

Short CDS on Corporate Bond Indices	$(19,700)	$109	$(19,700)	$(186)
Short Total Return Swaps on Corporate Equities (3)	$(14,613)	$827	$—	$—

Interest Rate Derivatives:
Long Interest Rate Swaps (4)	$10,600	$(69)	$15,000	$(168)
Short Interest Rate Swaps (5)	(310,770)	(19,430)	(143,750)	287
Short Eurodollar Futures (6)	—	—	(400,000)	(890)

Total Net Interest Rate Derivatives	$(300,170)	$(19,499)	$(528,750)	$(771)

Total Net Derivatives	$(480,853)	$76,417	$(769,301)	$180,305

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty.
(2)	Short mortgage-related derivatives represent transactions where the Company purchased credit protection from a counterparty.
(3)	Notional amount represents number of underlying shares or par value times the closing price of the underlying security.
(4)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(5)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(6)	Represents $1,000,000 notional amount per contract.

As of September 30, 2011, our portfolio of non-Agency MBS, including CMBS, increased to $411.1 million from $340.7 million at December 31, 2010, and our Agency holdings, excluding TBAs, decreased to $833.8 million at September 30, 2011 from $851.0 million at December 31, 2010. Our non-Agency RMBS portfolio is primarily comprised of sub-prime, prime, and highly seasoned manufactured housing holdings. We began investing in CMBS in the fourth quarter of 2010 and expect to continue to take advantage of the opportunities we believe are present in this sector of the MBS market. The increase in our non-Agency MBS holdings this year reflect our more favorable view of the investment opportunities in this sector as overall prices have steadily declined and projected yields have correspondingly increased. We increased our leverage ratio to 2.35 to 1 as of September 30, 2011 from 1.93 to 1 as of December 31, 2010, given the availability of favorable financing and terms as well as the availability of investment opportunities. We typically finance our purchases of Agency RMBS, excluding TBAs, but beginning in the fourth quarter of 2010 we have allocated a portion of our cash holdings to the outright purchase of Agency RMBS. As of September 30, 2011 and December 31, 2010, we held $77.9 million and $113.5 million, respectively, in Agency pools, on a settlement date basis, that were not subject to reverse repurchase agreements. Our Agency RMBS portfolio continues to be comprised primarily of thirty year fixed whole pool pass-through certificates.

As of September 30, 2011, the construction of our derivatives portfolio remains centered around hedging interest rate risk and credit risk in our MBS investment portfolios. Our financial derivatives consist of interest rate derivatives, which we use to hedge our interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Currently, our long synthetic credit position (e.g., credit default swaps where we have sold protection) references a CMBX index; this position is part of a “pairs” trade where we are simultaneously synthetically short a different CMBX index based on our view of their relative values. Our short synthetic credit positions (e.g., credit default swaps where we have purchased protection) consist primarily of ABSCDS referencing the ABX (subprime) indices associated with RMBS issued in 2006 and 2007 together with single name ABSCDS referencing RMBS issued in 2004 and 2005. Additionally, in the third quarter of 2011, as the ABX indices continued to decline, we began shifting some of our credit hedges away from ABX indices and ABSCDS and more toward corporate related total return swaps and credit default swap indices.

We actively invest in the TBA market. TBAs are forward-settling Agency RMBS where the mortgage pass-through certificates to be delivered are “To-Be Announced.” Because we generally use TBAs to hedge risks associated with our long Agency RMBS (and to a lesser extent to hedge our long non-Agency RMBS), we generally carry a net short TBA position. At September 30, 2011 and December 31, 2010, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity include TBA-related assets (TBAs and receivables for TBAs sold short) and TBA-related liabilities (TBAs sold short and payables for TBAs purchased). Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.

As of September 30, 2011, total assets included $53.0 million of TBAs as well as $545.5 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales.

As of September 30, 2011, total liabilities included $544.8 million of TBAs sold short as well as $53.3 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases.

Our net short TBAs (both long and short positions) decreased to $491.8 million as of September 30, 2011 from $695.3 million as of December 31, 2010. The aggregate value of our other Agency RMBS as of September 30, 2011 and December 31, 2010, was $833.8 million and $851.0 million, respectively. As a result, as of September 30, 2011 and December 31, 2010, on a net basis, our net Agency RMBS positions (including TBAs) were long positions of $342.0 million and $155.7 million, respectively. The increase in our net Agency RMBS positions is mainly due to the decrease in the proportion of our interest rate hedges consisting of short TBA positions, as opposed to interest rate swaps. As market conditions change, we continuously re-evaluate our overall net Agency RMBS position and our associated hedges.

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

For the nine month period ended September 30, 2011, as disclosed on our consolidated statement of cash flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $16.3 billion as compared to $10.6 billion for the nine month period ended September 30, 2010. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other RMBS assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA “sector rotation” transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since the Company has actively turned over its portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, the Company’s fixed rate Agency whole pool portfolio is typically larger in gross size than the Company’s equity capital base, and so the Company tends to hold large short TBA positions relative to its equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to the Company’s equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of the Company’s equity capital base.

We have entered into reverse repos to finance some of our assets. As of September 30, 2011 and December 31, 2010, indebtedness outstanding on our reverse repos was approximately $884.2 million and $777.8 million, respectively. Approximately 75.9% or $671.4 million of our outstanding indebtedness under reverse repos is secured by Agency RMBS with the remaining secured by non-Agency RMBS as of September 30, 2011. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in “—Liquidity and Capital Resources” below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of September 30, 2011 and December 31, 2010, our derivative and TBA counterparties posted an aggregate value of approximately $91.4 million and $166.4 million, respectively as of each date, of collateral with us. This collateral posted with us is included in “Due to brokers on margin accounts” on our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity.

Shareholders’ Equity

As of September 30, 2011, our shareholders’ equity decreased by approximately $27.0 million to $376.7 million from $403.7 million as of December 31, 2010. This decrease principally consisted of a decrease for dividends paid of approximately $35.6 million offset by a net increase in shareholders’ equity resulting from operations for the nine month period ended September 30, 2011 of approximately $8.6 million.

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

Results of Operations for the Three Month Periods Ended September 30, 2011 and 2010

The table below presents the net increase (decrease) in shareholders’ equity resulting from operations for the three month periods ended September 30, 2011 and 2010.

	Three Month Period Ended September 30,
(In thousands, except per share amounts)	2011	2010
Investment income—Interest income	$15,597	$10,859
Expenses:
Base management fee	1,418	1,173
Incentive fee	—	2,524
Interest expense	1,627	921
Other operating expenses	1,575	1,919

Total expenses	4,620	6,537

Net investment income	10,977	4,322

Net realized and unrealized gain (loss) on investments	(7,433)	21,072
Net realized and unrealized gain (loss) on financial derivatives	(4,704)	(9,376)

Net increase (decrease) in shareholders’ equity resulting from operations	$(1,160)	$16,018

Net increase (decrease) in shareholders’ equity resulting from operations per share	$(0.07)	$1.30

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase (decrease) in shareholders’ equity from operations (“net income” or “net loss”) for the three month periods ended September 30, 2011 and 2010 was a net loss of $(1.2) million and net income of $16.0 million, respectively. The decrease in our operating results period over period was primarily driven by net realized and unrealized losses in our non-agency RMBS holdings and realized and unrealized losses on our interest rate hedges, as interest rates dropped significantly during the three month period ended September 30, 2011. For the three month period ended September 30, 2011, these losses were partially offset by net realized gains in our credit derivatives which we use to hedge credit risk and an increase in net investment income period over period, driven by a larger portfolio of investment holdings. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was (0.31)% for the three month period ended September 30, 2011 as compared to 5.58% for the three month period ended September 30, 2010. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $11.0 million for the three month period ended September 30, 2011 as compared to $4.3 million for the three month period ended September 30, 2010. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income, as a result of a larger portfolio of investment holdings.

Interest Income

Interest income was $15.6 million for the three month period ended September 30, 2011 as compared to $10.9 million for the three month period ended September 30, 2010. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was due to our larger portfolio of RMBS holdings, resulting from net capital raised in our October 2010 initial public offering as well as our relative increased use of leverage since the end of 2010.

Base Management Fees

Base management fees increased to $1.4 million for the three month period ended September 30, 2011 from $1.2 million for the three month period ended September 30, 2010. The increase in base management fees was due to our higher net asset value (shareholders’ equity) during the current quarter which serves as the basis for fee determination. Our higher net asset value is largely due to the completion of our October 2010 initial public offering, in which the Company raised net proceeds of approximately $94.7 million.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $842.8 million and $446.6 million for the three month periods ended September 30, 2011 and 2010, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $1.6 million for the three month period ended September 30, 2011 as compared to $0.9 million for the three month period ended September 30, 2010. Our total weighted average borrowing costs under our reverse repos was 0.71% for the three month period ended September 30, 2011 as compared to 0.77% for the three month period ended September 30, 2010. For the three month period ended September 30, 2011, 75.7% of our average borrowings were related to our Agency holdings and 24.3% were related to our non-Agency holdings. For the comparable three month period ended September 30, 2010, 72.9% of our average borrowings were related to our Agency holdings while 27.1% were related to our non-Agency holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the three month periods ended September 30, 2011 and 2010.

Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended September 30, 2011	$638,310	$475	0.30%	0.21%	0.47%
For the Three Month Period Ended September 30, 2010	$325,405	$267	0.33%	0.29%	0.59%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended September 30, 2011	$204,537	$1,021	2.00%	0.21%	0.47%
For the Three Month Period Ended September 30, 2010	$121,152	$598	1.97%	0.29%	0.59%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended September 30, 2011	$842,847	$1,496	0.71%	0.21%	0.47%
For the Three Month Period Ended September 30, 2010	$446,557	$865	0.77%	0.29%	0.59%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. No incentive fees were incurred for the three month period ended September 30, 2011 as compared to $2.5 million for the three month period ended September 30, 2010. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated officers, share-based LTIP expenses, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the three month period ended September 30, 2011 were $1.6 million as compared to $1.9 million for the three month period ended September 30, 2010. The decline in other operating expenses was primarily due to a reduction in expenses related to the 2007 issuance of LTIPs to our Manager. These LTIPs became fully vested in August 2010, and as a result, from that point forward, have no further expense associated with them.

Net Realized and Unrealized Gains and Losses on Investments

During the three month period ended September 30, 2011, we had net realized and unrealized losses on investments of $7.4 million as compared to gains of $21.1 million for the three month period ended September 30, 2010. Net realized and unrealized losses on investments of $7.4 million for the three month period ended September 30, 2011 resulted principally from unrealized losses on our non-Agency MBS holdings of $14.7 million, and realized losses on our TBAs and U.S. Treasuries of $11.8 million, partially offset by net realized gains on our non-Agency holdings of $3.1 million and net realized and unrealized gains on our Agency RMBS of $17.9 million. During the three month period ended September 30, 2011, valuations in the non-Agency RMBS market continued the downward trend that had begun in the second quarter of 2011 following the Federal Reserve’s decision to begin selling assets from its Maiden Lane II portfolio, and the subsequent difficulty of the market to absorb the supply from the ensuing sales (see “Trends and Recent Market Developments” above). Concern for the creditworthiness of several European countries also, we believe, had the impact of dampening valuations in many “risk asset” sectors, including non-Agency RMBS, over the current three month period. Selling of non-Agency assets has continued in the current period and overall uncertainty with respect to the U.S. economy and housing market have combined to prolong the downward trend in values. Conversely, as market participants increased their appetites for U.S. government-backed and GSE debt over the current three month period, valuations in the Agency RMBS sector remained strong, but the drop in interest rates negatively affected the value of our short TBA and U.S. Treasury holdings. Throughout 2010 and the three month period ended September 30, 2011, our TBAs were held on a net short basis. Net realized and unrealized gains on investments of $21.1 million for the three month period ended September 30, 2010 resulted principally from net unrealized gains on our non-Agency RMBS.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

For the three month period ended September 30, 2011, we had net realized and unrealized losses on our financial derivatives of $4.7 million as compared to net realized and unrealized losses of $9.4 million for the three month period ended September 30, 2010. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge our interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. We also use certain non-derivative instruments, such as TBAs and U.S. Treasuries, to hedge interest rate risk. During the three month period ending September 30, 2011, we recognized net realized and unrealized gains on our credit hedges and net realized and unrealized losses on our interest rate hedges. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps. Our credit hedges generated net realized and unrealized gains of $13.2 million for the three month period ended September 30, 2011, offsetting some of the losses recorded on our non-Agency MBS holdings. Our interest rate hedges are primarily in the form of short positions in interest rate swaps, which we use to protect against potential increases in interest rates. The benchmark five-year swap rate decreased to 1.26% at September 30, 2011 from 2.03% at June 30, 2011, and as a result, our interest rate derivatives generated net losses in the amount of $17.9 million for the three month period ended September 30, 2011. For the three month period ended September 30, 2010, our interest rate derivatives generated a net loss of $3.0 million and resulted principally from a decrease in interest rates during that period. The five year swap rate decreased to 1.52% at September 30, 2010 from 2.05% at June 30, 2010. For the three month period ended September 30, 2010, we had net realized and unrealized losses on our credit derivatives of $6.4 million. Net realized and unrealized losses on our credit derivatives for the three month period ended September 30, 2010 resulted principally from our short synthetic positions in single name ABS CDS as well CDS on ABS indices.

Results of Operations for the Nine Month Periods Ended September 30, 2011 and 2010

The table below presents the net increase (decrease) in shareholders’ equity resulting from operations for the nine month periods ended September 30, 2011 and 2010.

	Nine Month Period Ended September 30,
(In thousands, except per share amounts)	2011	2010
Investment income—Interest income	$48,098	$33,574
Expenses:
Base management fee	4,347	3,385
Incentive fee	612	3,007
Interest expense	4,773	2,601
Other operating expenses	4,717	6,119

Total expenses	14,449	15,112

Net investment income	33,649	18,462

Net realized and unrealized gain (loss) on investments	(23,770)	26,295
Net realized and unrealized gain (loss) on financial derivatives	(1,253)	(17,412)

Net increase (decrease) in shareholders’ equity resulting from operations	$8,626	$27,345

Net increase (decrease) in shareholders’ equity resulting from operations per share	$0.51	$2.21

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations (“net income”) for the nine month periods ended September 30, 2011 and 2010 was $8.6 million and $27.3 million, respectively. The decrease in net income period over period was primarily driven by an increase in net realized and unrealized losses on investments and financial derivatives, partially offset by higher net investment income, due to a larger portfolio of investment holdings. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was 1.94% for the nine month period ended September 30, 2011 as compared to 9.95% for the nine month period ended September 30, 2010. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $33.6 million for the nine month period ended September 30, 2011 as compared to $18.5 million for the nine month period ended September 30, 2010. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income, as a result of a larger portfolio of investment holdings which was partially offset by higher total expenses.

Interest Income

Interest income was $48.1 million for the nine month period ended September 30, 2011 as compared to $33.6 million for the nine month period ended September 30, 2010. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was due to our larger portfolio of RMBS holdings, resulting from net capital raised in our October 2010 initial public offering as well as our relative increased use of leverage since the end of 2010.

Base Management Fees

Base management fees increased to $4.3 million for the nine month period ended September 30, 2011 from $3.4 million for the nine month period ended September 30, 2010. The increase in base management fees was due to our higher net asset value during the current period which serves as the basis for fee determination. Our higher net asset value is largely due to the completion of our October 2010 initial public offering, in which the Company raised net proceeds of approximately $94.7 million.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $864.8 million and $469.4 million for the nine month periods ended September 30, 2011 and 2010, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $4.8 million for the nine month period ended September 30, 2011 as compared to $2.6 million for the nine month period ended September 30, 2010. Our total weighted average borrowing cost under our reverse repos was 0.66% for the nine month period ended September 30, 2011 as compared to 0.69% for the nine month period ended September 30, 2010. For the nine month period ended September 30, 2011, 78.4% of our average borrowings were related to our Agency holdings and 21.6% were related to our non-Agency holdings. For the comparable nine month period ended September 30, 2010, 74.9% of our average borrowings were related to our Agency holdings while 25.1% were related to our non-Agency holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the nine month periods ended September 30, 2011 and 2010.

Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Nine Month Period Ended September 30, 2011	$678,113	$1,531	0.30%	0.22%	0.45%
For the Nine Month Period Ended September 30, 2010	$351,641	$839	0.32%	0.28%	0.54%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Nine Month Period Ended September 30, 2011	$186,672	$2,773	1.98%	0.22%	0.45%
For the Nine Month Period Ended September 30, 2010	$117,769	$1,608	1.82%	0.28%	0.54%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Nine Month Period Ended September 30, 2011	$864,785	$4,304	0.66%	0.22%	0.45%
For the Nine Month Period Ended September 30, 2010	$469,410	$2,447	0.69%	0.28%	0.54%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Total incentive fees incurred for the nine month period ended September 30, 2011 were $0.6 million as compared to $3.0 million for the nine month period ended September 30, 2010. The return hurdle (after taking into account any relevant loss carryforward) was exceeded in the three month periods ended March 31, 2011, March 31, 2010 and September 30, 2010, and as a result, we incurred incentive fee expense during such periods, and thereby in the nine-month periods ending September 30, 2011 and 2010 that include those three-month periods. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated officers, share-based LTIP expenses, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the nine month period ended September 30, 2011 was $4.7 million as compared to $6.1 million for the nine month period ended September 30, 2010. The decline in other operating expenses was primarily due to a reduction in expenses related to the 2007 issuance of LTIPs to our Manager, partially offset by increases in our other operating expenses that are related to being a company with publicly traded shares as well as those related to the growth in our net capital and assets held. LTIPs issued to our Manager became fully vested in August 2010, and as a result, from that point forward, have no further expense associated with them.

Net Realized and Unrealized Gains and Losses on Investments

During the nine month period ended September 30, 2011, we had net realized and unrealized losses on investments of $23.8 million as compared to gains of $26.3 million for the nine month period ended September 30, 2010. Net realized and unrealized losses on investments of $23.8 million for the nine month period ended September 30, 2011 resulted principally from realized and unrealized losses of $20.3 million on our non-Agency MBS holdings as well as net realized and unrealized losses on TBAs and U.S. Treasuries of $32.5 million. These losses were partially offset by net realized and unrealized gains of $29.4 million on our Agency RMBS. Throughout 2010 and the nine month period ended September 30, 2011, our TBAs and U.S. Treasuries were held on a net short basis. During the nine month period ended September 30, 2011, valuations in the non-Agency RMBS market were negatively impacted by the Federal Reserve’s decision to begin selling assets from its Maiden Lane II portfolio, and from the difficulty of the market to absorb the supply from the ensuing sales (see “Trends and Recent Market Developments” above). Concern for the creditworthiness of several European countries, also, we believe, had the impact of dampening valuations in many “risk asset” sectors, including non-Agency RMBS, over the nine month period. These events, as well as the overall uncertainty with respect to the U.S. economy and housing market have combined to prolong the downward trend in values. Conversely, as market participants increased their appetites for U.S. government-backed and GSE debt over the nine month period, valuations in the Agency RMBS sector strengthened, but the resulting drop in interest rates over the nine month period negatively affected the value of our short TBA and U.S. Treasury holdings. Net realized and unrealized gains on investments of $26.3 million for the nine month period ended September 30, 2010 resulted principally from net unrealized gains on our non-Agency RMBS as well as Agency RMBS partially offset by realized and unrealized losses on TBAs. Net gains on our Agency and non-Agency RMBS were $50.9 million while losses on our TBAs were $24.9 million.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

For the nine month period ended September 30, 2011, we had net realized and unrealized losses on our financial derivatives of $1.3 million as compared to net realized and unrealized losses of $17.4 million for the nine month period ended September 30, 2010. Our financial derivatives consist of interest rate hedges, which we use primarily to hedge our interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. We also use certain non-derivative instruments, such as TBAs and U.S. Treasuries, to hedge interest rate risk. The benchmark five-year swap rate decreased to 1.26% at September 30, 2011 from 2.17% at December 31, 2010, and our interest rate derivatives generated a net loss in the amount of $24.3 million. During the nine month period we shifted away in part from TBAs to interest rate swaps for interest rate hedging purposes. For the nine month period ended September 30, 2010, our interest rate hedges (excluding TBAs and U.S. Treasuries) generated a net loss of $7.7 million and resulted principally from a decrease in rates during that period. The five year swap rate decreased to 1.52% at September 30, 2010 from 2.98% at December 31, 2009.

Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time they have also included total return swaps. For the nine month period ended September 30, 2011, our credit derivatives generated net realized and unrealized gains of $23.0 million, offsetting some of the losses recorded on our non-Agency MBS holdings. These credit derivative gains were primarily related to our long and short synthetic credit positions in the PrimeX, ABX, and CMBX indices. For the nine month period ended September 30, 2010, we had net realized and unrealized losses on our credit derivatives of $9.7 million. Net realized and unrealized losses on our credit derivatives for the nine month period ended September 30, 2010 resulted principally from our short credit default swaps on corporate bonds, single name ABS CDS, CDS on ABS indices, and from total return swap terminations during the period.

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

The following summarizes our borrowings under reverse repos (in thousands):

	Reverse Repurchase Agreements
	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Nine Month Period Ended September 30, 2011	$864,785	$884,216
Nine Month Period Ended September 30, 2010	$469,410	$476,723

The following summarizes our borrowings under reverse repos by remaining maturity (in thousands):

As of September 30, 2011
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$429,258	48.5%
31-60 Days	240,305	27.2%
61-90 Days	98,679	11.2%
91-120 Days	93,697	10.6%
121-150 Days	—	0.0%
151-180 Days	17,934	2.0%
181-360 Days	4,343	0.5%

	$884,216	100.0%

Included in the above table, using the original maturity dates, are any reverse repurchase agreements that we may expect to terminate early in the case of an unsettled sale transaction at September 30, 2011. Not included are any repurchase agreements that we may have entered into prior to September 30, 2011 for which we will not take delivery of the borrowed funds until after September 30, 2011.

We expect to continue to borrow funds in the form of reverse repos as well as other types of financing. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by SIFMA as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders. We also have entered into an “evergreen” repurchase agreement with one lender that provides for an original term of 180 days, and which is automatically extended every day for an additional day (so as to maintain a remaining term of 180 days) unless notified otherwise by the lender. The agreement is not based on the SIFMA form but its terms and conditions are similar to the terms and conditions of our other repurchase agreements including with respect to representations and warranties, events of default and remedies.

As of September 30, 2011 and December 31, 2010, we had $884.2 million and $777.8 million, respectively of borrowings outstanding under our reverse repos. As of September 30, 2011, the remaining terms on our reverse repos ranged from 5 to 234 days, with an average remaining term of 44 days. As of December 31, 2010, the remaining terms on our reverse repos ranged from 13 to 178 days, with an average remaining term of 52 days. The decline in the weighted average remaining term was related to the financing of our Agency whole-pools. During the current three month period, we decided to finance a greater amount of our whole pools for one month terms. The reason for this decision was principally twofold. First, at period end, rates for repo beyond one month increased and second, we had significant trading activity near period end, which required us to have more immediate flexibility in the structure of our whole pool financing. Our borrowings were with a total of nine counterparties as of September 30, 2011 and were with a total of seven counterparties as of December 31, 2010. At September 30, 2011 and December 31, 2010, we did not have an amount at risk under our reverse repos with a single counterparty greater than 10% of our shareholders’ equity. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of September 30, 2011 and December 31, 2010, our reverse repos had a weighted average borrowing rate of 0.71% and 0.65%, respectively. As of September 30, 2011, our reverse repos had interest rates ranging from 0.23% to 2.40%. As of December 31, 2010, our reverse repos had interest rates ranging from 0.27% to 2.60%. RMBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.0 billion and $886.4 million as of September 30, 2011 and December 31, 2010, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Although we finance most of our holdings of Agency RMBS, as of September 30, 2011 and December 31, 2010, we held unencumbered Agency pools, on a settlement date basis, in the amount of $77.9 million and $113.5 million, respectively.

We held cash and cash equivalents of approximately $41.6 million and $35.8 million as of September 30, 2011 and December 31, 2010, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the nine month period ended September 30, 2011, we paid total dividends in the amount of $35.6 million related to net income attributable to the year ended December 31, 2010 and the three month periods ended March 31, 2011 and June 30, 2011. In November 2011, our Board of Directors approved a dividend related to the third quarter of 2011 in the amount of $0.40 per share, or approximately $6.8 million. This dividend is payable on December 15, 2011 to shareholders of record as of December 1, 2011. During the nine month period ended September 30, 2010, we paid total dividends in the amount of $20.4 million related to net income attributable to the year ended December 31, 2009 and the three month periods ended March 31, 2010 and June 30, 2010.

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

For the nine month period ended September 30, 2011, our operating activities used net cash in the amount of $64.2 million. Additionally, our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $106.5 million. Thus our operating activities, when combined with our reverse repo financing, provided net cash of $42.3 million for the nine month period ended September 30, 2011. Of this $42.3 million, we used $35.6 million to pay dividends and $0.8 million for other non-operating activity-related uses, with the remaining $5.8 million serving to increase our cash holdings from $35.8 million as of December 31, 2010 to $41.6 million as of September 30, 2011. For the nine month period ended September 30, 2010, our operating activities provided net cash of $119.6 million, but our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $83.3 million. Thus our operating activities, when combined with our reverse repo financing activities, provided net cash of $36.3 million for the nine month period ended September 30, 2010. Of this $36.3 million, we used $20.4 million to pay dividends and $1.1 million for other non-operating activity-related uses, with the remaining $14.8 million serving to increase our cash holdings from $102.9 million as of December 31, 2009 to $117.7 million as of September 30, 2010.

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

As of September 30, 2011, we had an aggregate amount at risk under our reverse repos with nine counterparties of approximately $143.1 million and as of December 31, 2010, we had an aggregate amount at risk under our reverse repos with seven counterparties of approximately $114.1 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2011 and December 31, 2010 do not include approximately $2.3 million and $2.4 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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

As of September 30, 2011, we had an aggregate amount at risk under our derivative contracts with seven counterparties of approximately $11.6 million. As of December 31, 2010, we had an aggregate amount at risk under our derivatives contracts with eight counterparties of approximately $18.7 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts including unsettled trade receivables and payables plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives including unsettled trade receivables and payables plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at September 30, 2011 and December 31, 2010 collateral posted by the Company and held by a third party custodian in the amount of approximately $8.0 million and $9.0 million, respectively.

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

As of September 30, 2011, in connection with our TBAs, we had an aggregate amount at risk with nine counterparties of approximately $4.4 million. As of December 31, 2010, in connection with our TBAs, we had an aggregate amount at risk with four counterparties of approximately $6.9 million. Amounts at risk in connection with our TBAs represent the aggregate excess, if any, for each counterparty of the net fair value of our TBAs plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the TBAs plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

The primary components of our market risk at September 30, 2011 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Credit Risk

We are subject to credit risk in connection with our assets, especially our non-Agency MBS. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk. Market conditions since August 2007 have demonstrated substantial increases in both of these risks, but the second half of 2009 and all of 2010 experienced some perceived stabilization in default risk and severity risk and this led to an increase in values of certain non-Agency RMBS. Valuation trends in 2011, driven largely by credit risk and macroeconomic factors have been somewhat more volatile, especially in the last six months. Over the course of this year, large sellers (including the Federal Reserve) of non-Agency RMBS have also increased the available supply of these securities, causing downward price pressure. However, default rates have continued to decrease in 2011, hitting recent lows in April, and have since remained relatively flat. Should negative performance trends resume (including because the Home Affordable Modification Programs, or “HAMP,” is not successful in curtailing the number of foreclosures, foreclosure suspensions result in higher costs, or for any other reason), some or all of the increase in value of these non-Agency RMBS may be reversed. On the other hand, to the extent that mortgage servicers increase their use of modifications involving principal forgiveness, which we believe are the modifications that have the greatest likelihood of success for delinquent mortgages, we believe that positive performance trends could continue.

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

Severity Risk

Severity risk is the risk of loss upon a borrower default on a mortgage loan underlying our RMBS. Severity risk includes the risk of loss of value of the property underlying the mortgage loan as well as the risk of loss associated with taking over the property, including foreclosure costs. We rely on third-party mortgage servicers to mitigate our severity risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan loss severities. Such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default. Loss severities increased consistently throughout the first half of 2009 due to, among other things, increased servicing costs, delays in loan foreclosure, continuing home price declines and lack of incentive for mortgage servicers to minimize costs. Loss severities stabilized in the second half of 2009 and throughout 2010. With the foreclosure documentation problems that emerged in 2010, and with servicers continuing in many cases to have incentives (both reputational and economic) not to foreclose, the pace of property liquidations has decreased and foreclosure timelines have increased, leading to higher costs and thus, harsher severities for securities investors. There has been some improvement recently in these timelines as homes caught in the foreclosure process have started to move closer to REO or liquidation. Any stabilization may prove more permanent to the extent that mortgage servicers increase their use of modifications involving principal forgiveness. In order to stem heightened foreclosure activity, the government has taken steps to encourage principal forgiveness on defaulted mortgage loans. These steps may ultimately alleviate risk of foreclosure, but their success relies on effective implementation by mortgage loan servicers.

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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2011, assuming a static portfolio and immediate shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$5,354	$9,417	$(6,643)	$(14,578)
Non-Agency RMBS, CMBS, and Commercial Mortgage Loans	3,777	7,737	(3,593)	(7,002)
U.S. Treasury Securities, Interest Rate Swaps and Futures	(8,856)	(18,019)	8,547	16,787
Mortgage-Related Derivatives	(984)	(2,140)	811	1,450
Repurchase Agreements and Reverse Repurchase Agreements	(352)	(478)	452	905

Total	$(1,061)	$(3,483)	$(426)	$(2,438)

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

The above analysis utilizes assumptions and estimates based on management’s judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2011 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “Cautionary Note Regarding Forward-Looking Statements.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K. If any of these risks and uncertainties, or any of the risks and uncertainties identified in our Cautionary Note Regarding Forward-Looking Statements contained in this report, or any risks and uncertainties that are presently unforeseen materialize, it could materially and adversely affect our results of operations, financial condition and liquidity. See also “Cautionary Note Regarding Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Maintenance of our exclusion from registration under the Investment Company Act imposes significant limitations on our operations.

We have conducted and intend to continue to conduct our operations through various wholly-owned or majority-owned subsidiaries in a manner such that neither we nor those subsidiaries are subject to regulation under the Investment Company Act. The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed a combined value of 40% of the value of all our assets (excluding U.S. Government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Our wholly-owned subsidiary, EF Mortgage LLC, relies on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets consist of qualifying real estate assets and at least 80% of the entity’s assets consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets we can own and the timing of sales and purchases of our assets.

Although we have monitored and intend to continue to monitor the assets of EF Mortgage LLC regularly, there can be no assurance that EF Mortgage LLC will be able to maintain this exclusion from the definition of “investment company.” To classify the assets held by EF Mortgage LLC as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. On August 31, 2011, the SEC published a concept release entitled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments” (Investment Company Act Rel. No. 29778). This release notes that the SEC is examining the 3(c)(5)(C) exemption relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exemption from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. If the SEC acts to narrow the availability of, or if we otherwise fail to qualify for, an exclusion, we could among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company, or (b) to register as an investment company, either of which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen, and have a material adverse effect on our operations, the sustainability of our business model, the market price of our common shares and our ability to make distributions.

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

On September 15, 2011, we granted 1,250 LTIP units to Thomas Robards, 1,250 LTIP units to Ronald I. Simon, Ph.D., and 1,250 LTIP units to Edward Resendez as compensation for serving as directors. These grants were made pursuant to our 2007 Individual Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Rule 701 promulgated under the Securities Act.

Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2011 - July 31, 2011	—	—	—	—
August 1, 2011 - August 31, 2011	12,900	$17.76	12,900	$9.8 million
September 1, 2011 - September 30, 2011	4,600	$17.22	4,600	$9.7 million

Total	17,500	$17.62	17,500	$9.7 million

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

Item 5.	Other Information.

Item 6.	Exhibits

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity (Unaudited) at September 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three and nine month periods ended September 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows (Unaudited) for the nine month periods ended September 30, 2011 and 2010, (iii) Notes to Consolidated Financial statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLINGTON FINANCIAL LLC.

Date: November 9, 2011	By:	/s/ Laurence Penn
Laurence Penn
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Lisa Mumford
Lisa Mumford
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity (Unaudited) at September 30, 2011 and December 31, 2010, (ii) Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the three and nine month periods ended September 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows (Unaudited) for the nine month periods ended September 30, 2011 and 2010, (iii) Notes to Consolidated Financial statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.