Form 10-K
period 2011-12-31
Ellington Financial LLC
filed 2012-03-14
CIK 1411342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common shares held by non-affiliates was $281,802,665 based on the closing price as reported on the New York Stock Exchange on that date.

Number of the registrant’s common shares outstanding as of March 9, 2012: 16,447,651

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2012 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

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

Special Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; changes in the prepayment rates on the mortgage loans underlying our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Company

Ellington Financial LLC is a specialty finance company formed in August 2007 that specializes in acquiring and managing mortgage-related assets. Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted assets currently include:

•	residential mortgage-backed securities, or “RMBS,” backed by prime jumbo, Alternative A-paper, or “Alt-A,” manufactured housing and subprime residential mortgage loans, or “non-Agency RMBS”;

•	RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity, or “Agency RMBS”;

•	mortgage-related derivatives;

•	commercial mortgage-backed securities, or “CMBS,” commercial mortgage loans and other commercial real estate debt; and

•	corporate debt and equity securities and derivatives.

We also may opportunistically acquire and manage other types of mortgage-related assets and financial assets, such as residential whole mortgage loans, asset-backed securities, or “ABS,” backed by consumer and commercial assets, non-mortgage-related derivatives and real property.

We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.

Our Manager and Ellington

We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 17-year history of investing in a broad spectrum of mortgage-backed securities, or “MBS,” and related derivatives.

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

Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington’s highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database and operational expertise. Ellington’s analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible trends and develops financial models used to support the investment and risk management process. In addition, throughout Ellington’s 17-year history of investing in MBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. In addition, our Manager provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington’s finance, accounting, operational, legal, compliance and administrative functions.

As of December 31, 2011, Ellington employed over 100 employees and had assets under management of approximately $3.7 billion, of which approximately $2.8 billion comprised our company and various alternative investment vehicles, including hedge funds and various private accounts, and of which approximately $0.9 billion comprised accounts with more traditional mandates.

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

•	opportunistically acquiring real estate such as single and multi-family residential properties; and

•	opportunistically mitigating our credit and interest rate risk by using a variety of hedging instruments.

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

Ellington’s investment philosophy revolves around the pursuit of value across various types of MBS and related assets. Ellington seeks investments across a wide range of MBS sectors without any restriction as to ratings, structure or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. For example, in the wake of the financial crisis, the liquidations of MBS from structured vehicles, distressed and or capital-constrained financial institutions as well as from U.S. Government portfolios have been significant sources of asset acquisition opportunities. By rotating between and allocating among various sectors of the MBS markets and adjusting the extent to which it hedges, Ellington believes that it is able to capitalize on the disparities between these sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns for its investors. Disparities between MBS sectors vary from time to time and are driven by a combination of factors. For example, as various MBS sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington’s performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between MBS sectors may also be driven by differences in collateral performance (for example, subprime loans originated before 2005 have generally performed better than subprime loans originated between 2005 and 2007) and in the structure of particular investments (for example, in the timing of cash flow or the level of credit enhancement), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive, risk-adjusted total returns across market cycles.

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

We also employ a wide variety of hedging instruments and derivative contracts. See “—Risk Management.”

Our Targeted Asset Classes

Our targeted asset classes currently include:

Asset Class	Principal Assets
Non-Agency RMBS	• RMBS backed by prime jumbo, Alt-A, manufactured housing and subprime mortgages;

• RMBS backed by fixed rate mortgages, ARMs, Option-ARMs and Hybrid ARMs;

• RMBS backed by first lien and second lien mortgages;

• Investment grade and non-investment grade securities;

• Senior and subordinated securities; and

• Interest only securities, or “IOs,” principal only securities, or “POs,” inverse interest only securities, or “IIOs,” and inverse floaters.

Agency RMBS	• Whole pool pass-through certificates; • Agency collateralized mortgage obligations, or “CMOs,” including IOs; and

• To-Be-Announced mortgage pass-through certificates, or “TBAs.”

Mortgage-Related Derivatives	• Credit default swaps on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and

• Other mortgage-related derivatives.

CMBS and Commercial Mortgage Loans	• CMBS; and

• Commercial mortgages and other commercial real estate debt.

Corporate Debt and Equity Securities and Derivatives	• Credit default swaps on corporations or on corporate indices;

• Corporate debt or equity securities; and

• Options or total return swaps on corporate equity or on corporate equity indices.

Other	• Residential whole mortgage loans;

• ABS, including CDOs;

• Other non-mortgage-related derivatives; and

• Real estate including single and multi-family residential properties.

The following briefly discusses the principal types of assets we purchase.

Non-Agency RMBS

We acquire non-Agency RMBS backed by prime jumbo, Alt-A, manufactured housing and subprime residential mortgage loans. Our non-Agency RMBS holdings can include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.

Non-Agency RMBS are debt obligations issued by private originators of or investors in residential mortgage loans. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans or by mortgage pass-through certificates. Non-Agency RMBS generally are securitized in senior/subordinated structures, or in excess spread/over-collateralization structures. In senior/subordinated structures, the subordinated tranches generally absorb all losses on the underlying mortgage loans before any losses are borne by the senior tranches. In excess spread/over-collateralization structures, losses are first absorbed by any existing over-collateralization, then borne by subordinated tranches and excess spread, which represents the difference between the interest payments received on the mortgage loans backing the RMBS and the interest due on the RMBS debt tranches, and finally by senior tranches and any remaining excess spread.

Agency RMBS

Our assets in this asset class consist primarily of whole pool pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, and which are backed by ARMs, hybrid ARMs or fixed-rate mortgages. Mortgage pass-through certificates are securities representing undivided interests in pools of mortgage loans secured by real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Whole pool pass-through certificates are mortgage pass-through certificates that represent the entire ownership of (as opposed to merely a partial undivided interest in) a pool of mortgage loans.

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

Mortgage-Related Derivatives

We take long and short positions in various mortgage-related derivative instruments, including credit default swaps. A credit default swap is a credit derivative contract in which one party (the protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (the protection seller) in return for compensation for default (or similar credit event) by a reference entity. In this case, the reference entity can be an individual MBS or an index of several MBS, such as an ABX Index, PrimeX or a CMBX Index. Payments from the protection seller to the protection buyer typically occur if a credit event takes place; a credit event may be triggered by, among other things, the reference entity’s failure to pay its principal obligations or a severe ratings downgrade of the reference entity.

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

A credit default swap is a derivative contract in which one party (the protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (the protection seller) in return for compensation upon the occurrence of a credit event with respect to the corporation or index referenced by such derivative contract. A credit event relating to a credit default swap on an individual corporation or an index of corporate names would typically be triggered by a corporation’s bankruptcy or failure to make scheduled payments in respect of debt obligations. A total return swap is a derivative whereby one party makes payments to the other representing the total return on a reference debt or equity security (or index of debt or equity securities) in exchange for an agreed upon ongoing periodic premium. An equity option is a derivative that gives the holder the option to buy or sell an equity security or index of securities at a predetermined price within a certain time period. The option may reference the equity of a publicly traded company or an equity index. In addition to general market risk, our derivatives on corporate debt and equity securities are subject to risks related to the underlying corporate entities.

Other Assets

We also may from time to time opportunistically acquire other mortgage-related and financial assets that may include, among others: residential whole mortgage loans, ABS backed by consumer and commercial assets and real property. In the first quarter of 2012, our independent directors approved a change to our investment guidelines in order to allow us to opportunistically acquire real property interests such as single family and multifamily residential properties. As of the date of this Annual Report on Form 10-K, we have not acquired any such properties but we are exploring the possibility of doing so in the future, particularly with respect to foreclosure properties that we would acquire and hold for appreciation and/or rental income.

Our Portfolio

As of December 31, 2011, our investment portfolio consisted of the following:

(In thousands)

Asset Class	Cost / (Proceeds)	Fair Value	Fair Value as a Percentage of Shareholders’ Equity
Non-Agency MBS and Commercial Mortgage Loans:
Non-Agency RMBS	$444,585	$417,533	112.58%
Non-Agency CMBS and Commercial Mortgage Loans	23,856	20,493	5.52%
Agency RMBS:
Agency RMBS-other than TBAs	723,926	732,311	197.43%
Agency RMBS-TBAs	31,845	32,033	8.64%
Agency RMBS-TBAs Sold Short	(443,893)	(446,707)	(120.43)%
Repurchase Agreements	15,750	15,750	4.24%
U.S. Treasury Securities	9,991	10,113	2.72%
U.S. Treasury Securities Sold Short	(15,120)	(15,687)	(4.23)%

Total	$790,940	$765,839	206.47%

As of December 31, 2011, our derivatives portfolio consisted of the following:

(In thousands)
Asset Class	Notional Value	Fair Value	Fair Value as a Percentage of Shareholders’ Equity
Long Positions:
Credit Default Swaps on Asset Backed Indices (1)	$22,615	$(9,548)	(2.58)%
Interest Rate Swaps (2)	4,500	68	0.02%
Short Positions:
Credit Default Swaps on Asset Backed Securities (3)	(74,787)	61,498	16.58%
Credit Default Swaps on Asset Backed Indices (3)	(82,642)	40,303	10.87%
Credit Default Swaps on Corporate Bond Indices (3)	(106,500)	963	0.26%
Interest Rate Swaps (4)	(305,400)	(17,191)	(4.64)%
Total Return Swaps (5)	(20,571)	(274)	(0.07)%
Eurodollar Futures (6)	(147,000)	12	0.00%

Total	$(709,785)	$75,831	20.44%

(1)	Long positions using credit default swaps represent transactions where we sold protection to the counterparty.
(2)	For long positions in interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(3)	Short positions using credit default swaps represent transactions where we purchased protection from a counterparty.
(4)	For short positions in interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(5)	Notional value represents the number of underlying shares or par value times the closing price of the underlying security.
(6)	Every $1,000,000 in notional value represents one contract.

The table below shows the credit rating categories from Moody’s, Standard and Poor’s or Fitch Rating Ltd., for our long investment portfolio as of December 31, 2011, excluding IOs and other similar securities with a fair value of $12.8 million, but including our long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae, including TBAs. Ratings tend to be a lagging credit indicator; as a result, the credit quality of our long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used.

(In thousands)

Ratings Description	Current Principal	Fair Value	Average Price	Fair Value as a Percentage of Shareholders’ Equity
U.S. Treasury Securities	$10,000	$10,113	$101.13	2.72%
Unrated but Agency-Guaranteed	709,703	759,007	106.95	204.63%
Aaa/AAA/AAA	6,022	4,646	77.16	1.25%
Aa/AA/AA	10,344	6,978	67.46	1.88%
A/A/A	28,343	20,189	71.23	5.44%
Baa/BBB/BBB	17,633	12,841	72.83	3.46%
Ba/BB/BB and below	700,138	381,548	54.50	102.88%
Unrated	5,000	4,400	88.00	1.19%

Investment Process

Our investment process benefits from the resources and professionals of our Manager and Ellington. The process is managed by an investment and risk management committee, which includes the following three officers of our Manager: Messrs. Vranos, Penn, and Tecotzky. These officers of our Manager also serve as our Co-Chief Investment Officer; Chief Executive Officer; and Co-Chief Investment Officer, respectively. The investment and risk management committee operates under investment guidelines and meets periodically to develop a set of preferences for sectors and sub-sectors. The primary focus of the investment and risk management committee, as it relates to us, is to review and approve our investment policies and our portfolio holdings and related compliance with our investment policies and guidelines. The investment and risk management committee has authority delegated by our Board to authorize transactions consistent with our investment guidelines. Any transactions deviating in a material way from these guidelines must be approved by our Board.

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

Interest Rate Hedging

We opportunistically hedge our interest rate risk by using various hedging strategies to mitigate such risks. The interest rate hedging instruments that we use and may use in the future include, without limitation:

•	U.S. Treasury securities;

•	TBAs;

•	interest rate swaps (floating-to-fixed, fixed-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);

•	swaptions, caps, floors and other derivatives on interest rates;

•	futures and forward contracts; and

•	options on any of the foregoing.

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

Liquidity Management

As part of the risk management and liquidity management functions that our Manager performs for us, our Manager computes a “cash buffer” which at any given point in time represents the amount of our free cash in excess of what our Manager estimates would conservatively be required, especially in times of market dislocation, to support our particular assets and liabilities at such time. Thus, rather than focusing solely on our leverage, our Manager typically seeks to maintain a positive cash buffer. However, our Manager is not required to maintain a positive cash buffer and may choose not to maintain a positive cash buffer at certain times, for example if it believes there are compelling market opportunities to pursue.

Our Financing Strategies and Use of Leverage

We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2011, our debt financings consisted solely of reverse repurchase agreements, or “reverse repos.” Currently, the majority of our reverse repos are collateralized by Agency RMBS; however, we also have reverse repo borrowings that are collateralized by non-Agency holdings, including U.S. Treasury Securities. In a reverse repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, reverse repos are generally accounted for as debt secured by the underlying assets. During the term of a reverse repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our reverse repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our reverse repo arrangements are typically documented under the Securities Industry and Financial Markets Association’s, or “SIFMA’s,” standard form Master Repurchase Agreement, with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. Given daily market volatility, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our reverse repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty. As of December 31, 2011, we had approximately $896.2 million outstanding on reverse repos with nine counterparties. These borrowings were the only debt financings we had outstanding as of December 31, 2011, and, given that we had approximately $370.9 million of shareholders’ equity as of December 31, 2011, our debt-to-equity ratio was 2.42 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.

We may utilize other types of borrowings in the future, including term facilities or other more complex financing structures. In November 2011, we entered into a small resecuritization transaction that, upon its January 2012 closing, provides us with long-term financing for the asset subject to the resecuritization. The amount of financing resulting from this transaction amounted to $1.5 million and the expected term is three to four years.

We may also take advantage of available borrowings, if any, under financing programs established from time to time by the Federal Government. We also may raise capital by issuing debt securities, preferred or common shares, warrants, or other securities.

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

The management agreement, which was most recently amended and restated effective August 2, 2011, requires our Manager to manage our assets, operations and affairs in conformity with the policies and the investment guidelines that are approved and monitored by our Board of Directors. Our Manager is under the supervision and direction of our Board of Directors. Our Manager is responsible for:

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

Base Management Fees, Incentive Fees and Reimbursement of Expenses

Base Management Fees

Under the management agreement, we pay our Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum of our shareholders’ equity (calculated in accordance with U.S Generally Accepted Accounting Principles, or “U.S. GAAP”) as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter), provided that shareholders’ equity will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

Although we have not done so to date, if we invest at issuance in the equity of any CDO that is managed, structured or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination or structuring fees, the base management and incentive fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion of any such related management, origination or structuring fees.

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

For purposes of calculating the incentive fee, “Adjusted Net Income” for the Incentive Calculation Period means our net increase in shareholders’ equity from operations (or such equivalent U.S. GAAP measure based on the basis of presentation of our consolidated financial statements), after all base management fees but before any incentive fees for such period, and excluding any non-cash equity compensation expenses for such period, as reduced by any Loss Carryforward (as described below) as of the end of the fiscal quarter preceding the Incentive Calculation Period. Adjusted Net Income will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. For the avoidance of doubt, Adjusted Net Income includes both net investment income and net realized and unrealized gains and losses.

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) our net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter (or such equivalent U.S. GAAP measures as may be appropriate depending on the basis of presentation of our consolidated financial statements), as the case may be, calculated in accordance with U.S. GAAP, adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

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

The management agreement provides that 10% of each incentive fee payable to our Manager is to be paid in common shares, with the balance paid in cash; provided, however, that our Manager may, in its sole discretion, elect to receive a greater percentage of any incentive fee in the form of common shares by providing our Board of Directors with written notice of its election to receive a greater percentage of its incentive fee in common shares before the first day of the last calendar month in the quarter to which such incentive fee relates. Our management agreement further provides that our Manager may not elect to receive common shares as payment of its incentive fee, other than in accordance with all applicable securities exchange rules and securities laws (including prohibitions on insider trading). The number of our common shares to be received by our Manager is based on the fair market price of those common shares, which is determined based on the average of the closing prices of our common shares on the NYSE during the last calendar month of the quarter to which such incentive fee relates. Common shares delivered as payment of the incentive fee are immediately vested, provided that our Manager has agreed not to sell the common shares prior to one year after the date they are issued to our Manager, however, the transfer restriction will lapse if the management agreement is terminated.

Reimbursement of Expenses

We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager’s employees and other related expenses, other than the costs incurred by our Manager for a dedicated Chief Financial Officer, dedicated controller, an in-house legal counsel, and certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives as approved by the Board of Directors (provided that the costs for any time spent by such in-house legal counsel or internal audit staff on matters unrelated to the Company will not be borne by the Company). In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.

Term and Termination

The management agreement has a current term that expires on December 31, 2012, and will automatically renew for a one year term each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors will review our Manager’s performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the base management and incentive fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

Conflicts of Interest; Equitable Allocation of Opportunities

Ellington manages, and expects to continue to manage, other funds, accounts and vehicles that have strategies that are similar to, or that overlap with, our strategy. As of December 31, 2011, Ellington managed various funds, accounts and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that have assets under management of approximately $3.2 billion (excluding our assets but including $0.9 billion of accounts with more traditional mandates). Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington’s written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington’s other accounts in all such opportunities. Ellington’s investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington’s investment allocation procedures and policies.

Because many of our targeted assets are typically available only in specified quantities and because many of our targeted assets are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington’s investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a “start-up” or “ramp-up” phase. The policies permit departure from such proportional allocation under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably.

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

•

Investment in other Ellington accounts—pursuant to our management agreement, although we have not done so to date, if we invest at issuance in the equity of any CDO that is managed, structured or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination or structuring fees, the base management and incentive fees payable by us to our Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any such management, origination or structuring fees.

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

Competition

In acquiring our assets, we compete with mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets and establish more relationships than us.

Additionally, we may also compete with (i) the Federal Reserve and the Treasury to the extent they purchase assets meeting our objectives pursuant to various purchase programs and (ii) companies that partner with and/or receive financing from the Federal Government.

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

On August 31, 2011, the SEC published a concept release entitled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments” (Investment Company Act Rel. No. 29778). This release notes that the SEC is reviewing the 3(c)(5)(C) exemption relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of EF Mortgage LLC regularly, there can be no assurance that EF Mortgage LLC will be able to maintain this exclusion from registration. In that case, our investment in EF Mortgage LLC would be classified as an investment security, and we might not be able to maintain our overall exclusion from registering as an investment company under the Investment Company Act.

If we or our subsidiaries were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the restrictions imposed by the Investment Company Act would require us to make material changes to our strategy which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders. Accordingly, to avoid that result, we may be required to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model and our ability to make distributions. See “—Risk Factors—Maintenance of our exclusion from registration under the Investment Company Act imposes significant limitations on our operations.”

Investment Advisers Act of 1940

Both Ellington and our Manager are registered as investment advisers under the Investment Advisers Act of 1940 and are subject to the regulatory oversight of the Investment Management Division of the SEC.

Staffing

All of our executive officers, including our dedicated Chief Financial Officer, our controller, our in-house legal counsel and our internal audit staff are employees of Ellington or one or more of its affiliates. See “—Management Agreement” above.

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

If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. In connection with the forward-looking statements that appear in our periodic reports on Form 10-Q and Form 10-K, our Current Reports on Form 8-K and our other disclosure documents, you should also carefully review the cautionary statements referred to in such reports and other disclosure documents under “Special Note Regarding Forward-Looking Statements.”

Risks Related To Our Business

Difficult conditions in the mortgage and residential real estate markets as well as general market concerns have caused and may cause us to experience losses and these conditions may persist for the foreseeable future.

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets and the economy in general. Concerns about the residential mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system, unemployment and the availability and cost of credit have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential mortgage market has been severely affected by changes in the lending landscape, the severity of which was largely unanticipated by the markets. There is no assurance that this market has stabilized or that it will not worsen.

For now (and for the foreseeable future), homeowner access to residential mortgage loans has been substantially limited. Lending standards have become significantly more stringent than in past periods, and access to many mortgage products has been severely curtailed or eliminated. This financing limitation has had an impact on new demand for homes, has lowered homeownership rates and is weighing heavily on home price performance. There is a strong correlation between home price depreciation and mortgage loan delinquencies. Furthermore, investor perception of the risks associated with RMBS, residential mortgage loans, real estate-related securities and various other assets that we acquire has been negatively impacted by the continued adverse developments in the broader residential mortgage market, which has caused the values of these assets to experience high volatility. The further deterioration of the mortgage market and investor perception of the risks associated with RMBS, residential mortgage loans, real estate-related securities and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the Federal Government, may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Fannie Mae and Freddie Mac are government sponsored enterprises, or “GSEs,” but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration, or “FHA,” or guaranteed by the Department of Veterans Affairs, or “VA,” is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

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

In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Treasury and FHFA entered into preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury ensures that each of Fannie Mae and Freddie Mac maintains a positive net worth through 2012; (ii) the U.S. Treasury established a secure lending credit facility for Fannie Mae, Freddie Mac, and the FHFA to serve as a liquidity backup; and (iii) the U.S. Treasury initiated a program to purchase RMBS issued by Fannie Mae and Freddie Mac. Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac through 2012, there can be no assurance that these actions will be adequate for their needs, and there is no guarantee of capital support beyond that date (despite that it is projected that they will need such support).

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The Treasury could also stop providing financial support for Fannie Mae and Freddie Mac in the future. The substantial financial assistance provided by the Federal Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the Federal Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, the VA, and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the Federal Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. In fact, in February 2011, the Treasury released a white paper entitled “Reforming America’s Housing Finance Market” in which the Treasury outlined three possible options for reforming the Federal Government’s role in housing finance. Under each option, the role of the Federal Government in the mortgage market would be reduced. Each of Fannie Mae, Freddie Mac and Ginnie Mae could be dissolved and the Federal Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac or Ginnie Mae were eliminated, or their structures were to change radically or the Federal Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac and Ginnie Mae could materially adversely affect the value of our Agency RMBS.

In addition, we rely on our Agency RMBS (as well as non-Agency MBS and other securities) as collateral for our financings under the reverse repos that we have entered into. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain compliance with the terms of any financing transactions.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our targeted assets.

In the second half of 2008, the Federal Government, through the Treasury, FHA and the Federal Deposit Insurance Corporation, or “FDIC,” commenced implementation of programs designed to provide homeowners with assistance in avoiding foreclosure. The programs involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. Extension and expansion of these programs and adoption of new mortgage loan modification programs have been regularly discussed as part of the ongoing debate regarding the country’s housing market including most recently as part of President Obama’s “Blueprint for an America Built to Last” announced as part of his January 2012 State of the Union address. It is likely that loan modifications would result in interest rate reductions or principal reductions on the mortgage loans that back our RMBS. However, it is also likely that loan modifications would result in increased prepayments on some RMBS. See below “—Prepayment rates can change, adversely affecting the performance of our assets,” for information relating to the impact of prepayments on our business.

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

Our portfolio includes non-Agency RMBS which are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines, including subprime, manufactured housing, Alt-A and prime jumbo mortgage loans. Consequently, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the Federal Government.

Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their mortgage loans. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent.

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

Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS we hold.

Many, if not most, of the mortgage loans that underlie the non-Agency RMBS in which we invest were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). These underwriting guidelines were more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines were represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines were in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that were underwritten pursuant to less stringent or looser underwriting guidelines, or that were poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults and foreclosures than those experienced by mortgage loans that were underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines.

We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.

Our Manager relies on the analytical models (both proprietary and third-party models) of Ellington Management Group, L.L.C. and information and data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with our asset management activities. If Ellington’s models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks. Our Manager’s reliance on Ellington’s models and data may induce it to purchase certain assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.

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

The values of some of the assets in our portfolio are not readily determinable. We value these assets quarterly at fair value, as determined in good faith by our Manager, subject to the oversight of the valuation subcommittee of the Manager’s investment and risk management committee. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Manager’s determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we do not obtain third party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income through recording unrealized appreciation or depreciation of our investments and derivative transactions, and so our Manager’s determination of fair value has a material impact on our net income.

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

Our business, financial condition and results of operations and our ability to make distributions to our shareholders could be materially adversely affected if our Manager’s fair value determinations of these assets were materially different from the values that would exist if a ready market existed for these assets.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-Agency RMBS, and we intend to utilize third-party service providers if we acquire pools of whole mortgage loans. We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS, and we will depend on similar services should we acquire pools of whole mortgage loans. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire, and mortgage servicers may be incentivized by the Federal Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interest of the holder of the mortgage loan. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers do not perform as expected, our business, financial condition and results of operations and ability to make distributions to our shareholders may be materially adversely affected.

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

To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before making an investment, our Manager may decide to conduct (either directly or using third parties) certain due diligence. Such due diligence may include (i) an assessment of the strengths and weaknesses of the originators or services of the related mortgage loans, (ii) a review of all or merely a subset of the related individual mortgage loans in order to, among other things, assess the accuracy or reasonableness of certain loan-level information, and to estimate current loan-to-value ratios by obtaining updated property appraisals or otherwise, or (iii) other reviews that our Manager may deem appropriate to conduct. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager’s due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Sellers of the mortgage loans that underlie the non-Agency RMBS in which we invest may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of the loans held by the trust that issued the RMBS and could cause shortfalls in the payments due on the RMBS.

Sellers of mortgage loans to the trusts that issued the non-Agency RMBS in which we invest made various representations and warranties related to the mortgage loans sold by them to the trusts that issued the RMBS. If a seller fails to cure a material breach of its representations and warranties with respect to any mortgage loan in a timely manner, then the trustee or the servicer of the loans may have the right to require that the seller repurchase the defective mortgage loan (or in some cases substitute a performing mortgage loan). It is possible, however, that for financial or other reasons, the seller either may not be capable of repurchasing defective mortgage loans, or may dispute the validity of or otherwise resist its obligation to repurchase defective mortgage loans. The inability or unwillingness of a seller to repurchase defective mortgage loans from a non-Agency RMBS trust in which we invest would likely cause higher rates of delinquencies, defaults and losses for the mortgage loans backing such non-Agency RMBS trust, and ultimately greater losses for our investment in such non-Agency RMBS.

Our assets include subordinated and lower-rated securities that generally have greater risks of loss than senior and higher-rated securities.

Certain securities that we acquire are deemed by rating companies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more “senior” securities of the same securitization. The risks of defaults on the underlying mortgages are severely magnified in subordinated securities. Certain subordinated securities (“first loss securities”) absorb all losses from default before any other class of securities is at risk. Such securities therefore possess some of the attributes typically associated with equity securities. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, as are the risks associated with possible changes in the market’s perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, these securities may experience significant price and performance volatility relative to more senior securities and they are subject to greater risk of loss than more senior securities which, if realized, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans underlying RMBS is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. Many of the mortgage loans underlying our existing RMBS were originated in a relatively higher interest rate environment than currently in effect and, therefore, could be prepaid if borrowers are eligible for refinancing. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the related RMBS. These faster or slower than expected payments may adversely affect our profitability.

In general, premium securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster-than-anticipated prepayments because the above-market coupon that such premium securities carry will be earned for a shorter period of time. Generally, discount securities (securities whose principal or par amounts exceed their market values) are adversely affected by slower-than-anticipated prepayments. Since many RMBS will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment.

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

Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.

Our RMBS investments, especially most fixed-rate RMBS and most RMBS backed by fixed-rate mortgage loans, decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by ARMs, increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our reverse repo borrowings. See “—Interest rate mismatches between our assets and any borrowings used to fund purchases of our assets may reduce our income during periods of changing interest rates.”

Interest rate caps on mortgages backing our adjustable rate securities may adversely affect profitability.

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

CMBS are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the CMBS we invest in are subject to all of the risks of the respective underlying commercial mortgage loans.

Our investments in CMBS are at risk of loss.

Our investments in CMBS are at risk of loss. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any applicable reserve fund, letter of credit, or classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS we may incur losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is generally appointed by the holders of the most subordinate class of CMBS in such series. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. For further discussion of the risks of our reliance on special servicers, see above “—We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans we may purchase. Such loss mitigation efforts may be unsuccessful or not cost effective.”

Our real estate assets and our real-estate-related assets (including mortgage loans and MBS) are subject to the risks associated with real property.

We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	continued declines in the value of real estate;

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

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

We depend upon the availability of adequate capital and financing sources to fund our operations. However, as discussed elsewhere herein, during the financial crisis the capital and credit markets experienced unprecedented levels of volatility and disruption which exerted downward pressure on credit capacity for lenders. More recently, concerns have arisen over the ability of certain European countries to honor their sovereign debt obligations, and the exposure of certain financial institutions to such sovereign debt. If these levels of market volatility and disruption recur or if the European credit crisis continues to impact these financial institutions, it could materially adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing, or to increase the costs of that financing, or to become insolvent, as was the case with Lehman Brothers. Moreover, we are currently party to short-term borrowings (in the form of reverse repos) and there can be no assurance that we will be able to replace these borrowings, or “roll” them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Interest rate mismatches between our assets and any borrowings used to fund purchases of our assets may reduce our income during periods of changing interest rates.

Some of our assets are fixed-rate securities or have a fixed rate component (such as hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. Therefore, to the extent we finance our assets with floating-rate debt or debt with shorter maturities (including reverse repos), there will be an interest rate mismatch between our assets and liabilities. The use of interest rate hedges also will introduce the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. During periods of changing interest rates, these mismatches could cause our business, financial condition and results of operations and ability to make distributions to our shareholders to be materially adversely affected.

Our lenders and our derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms.

Our reverse repo agreements and our derivative contracts allow our lenders and derivative counterparties, to varying degrees, to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we may be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to make distributions. We receive margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. In the event we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. In certain cases, a default on one reverse repo agreement or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger “cross defaults” on other such agreements. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders, and could increase our risk of insolvency.

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

Stresses within the financial industry and global banking system (including the ongoing debt crisis in Europe) may cause some of our lenders and the counterparties to our derivative positions to cease doing business with us, or to become insolvent, as was the case with Lehman Brothers, or to provide us much more limited financing than they do currently. In the event one or more of our lenders ceases doing business with us, restricts the amount of business that it does with us or becomes insolvent, it may be more difficult for us to obtain additional debt financing on favorable terms or at all. We also are exposed to the risk of loss associated with the insolvency of our lending and derivatives counterparties, including the risk that we may incur significant costs in attempting to recover any collateral held with such counterparties and the risk that we may not be able to recover such collateral in a timely manner or at all. Any of these events could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Hedging against credit events and interest rate changes and other risks may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We opportunistically pursue various hedging strategies to seek to reduce our exposure to losses from adverse credit events, interest rate changes, and other risks. Hedging against a decline in the values of our portfolio positions does not prevent losses if the values of such positions decline, or eliminate the possibility of fluctuations in the value of our portfolio. Hedging transactions generally will limit the opportunity for gain if the values of our other portfolio positions should increase. Further, certain hedging transactions could result in our experiencing significant losses. Moreover, at any point in time we may choose not to hedge all or a portion of our risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge. Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:

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

•	to the extent that the creditworthiness of a hedging counterparty deteriorates, it may be difficult or impossible to terminate or assign any hedging transactions with such counterparty; and

•

our hedging instruments are generally structured as derivative contracts, and so are subject to additional risks such as those described above under “—Our lenders and our derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms.”

For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Hedging instruments and other derivatives, including credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses.

Hedging instruments and other derivatives, including credit default swaps, involve risk because they may not, in many cases, be traded on regulated exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. While Title VII of the Dodd-Frank Act provides for new federal regulation of the swaps market and sweeping changes to its structure, the provisions of Title VII that will have the most fundamental impact on the swaps market have not been finalized. Any such rulemaking may make our hedging more difficult or increase costs. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction, such as occurred with Lehman Brothers, may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty’s insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations.

The U.S. Commodity Futures Trading Commission, or “CFTC,” and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We may change our asset acquisition strategy, hedging strategy and asset allocation and operational and management policies without shareholder consent, which may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

At any time, laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or “Dodd-Frank Act,” which requires significant revisions to the existing financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking and extended transition periods, but many of these changes could in the future materially impact the profitability of our business or the business of our Manager or Ellington, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. While there continues to be uncertainty about the exact impact of these changes, we do know that the Company and the Manager will be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor compliance in the future.

The Dodd-Frank Act includes provisions that would significantly alter the regulation of commodity interests and comprehensively regulate the over-the-counter derivatives markets for the first time. Provisions in the new law include: new registration (with the SEC and/or the CFTC), recordkeeping, capital, and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the requirement that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing through regulated clearinghouses and subject to mandated margin requirements. Regulators also have discretion to set margin requirements for over-the-counter trades which do not take place through clearinghouses. Over-the-counter dealers will be required to post margin to the clearinghouses through which they clear their customer trades instead of using such margin in their operations as they are currently permitted to do. This may materially increase the dealers’ costs and may be passed through to other market participants, such as the Company, in the form of higher fees or spreads and less favorable dealer marks. Such changes might also impact the amount of collateral that we are required to post against our derivatives positions, which could affect our liquidity and the amount of capital that we have available for our non-derivative investment activities. The Dodd-Frank Act also includes a mandate for the CFTC to establish position limits with respect to over-the-counter derivatives and exchange traded commodities. Recently finalized CFTC regulations regarding commodity position limits count traders’ positions in contracts on the same or similar commodity traded across U.S. exchanges, certain non-U.S. exchanges and the over-the-counter markets together for determination of compliance with such limits. These regulations may limit dealers’ capacity to offer over-the-counter derivative exposure to commodities for traders and may require aggregation of positions held by a single entity and its affiliates in certain situations that were not previously subject to aggregation, or require traders to file exemptive notices with the CFTC to disaggregate positions. When the new position limit regulations go into effect, they may limit the Company’s access to certain commodity markets and increase the cost of that access. All of these changes may lead us to re-evaluate our derivatives strategy in particular and our investment strategy overall. No assurance can be given that any final regulations will not impact our business in a material and adverse way.

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

We can give no assurances that regulatory inquiries such as those discussed above will not result in investigations of Ellington or its affiliates or enforcement actions, fines or penalties or the assertion of private litigation claims against Ellington or its affiliates. We believe that the heightened scrutiny of CDO market participants in particular (including large CDO collateral managers such as Ellington) increases the risk of additional inquiries and requests from regulatory or enforcement agencies. In the event regulatory inquiries such as those discussed above were to result in investigations, enforcement actions, fines, penalties or the assertion of private litigation claims against Ellington or its affiliates, our Manager’s ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington’s ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We operate in a highly competitive market.

Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the Federal Government. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from maintenance of our publicly traded partnership status for tax purposes and in some cases to avoid adverse tax consequences to our shareholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an “investment company” or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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

Many of our assets were issued in connection with private placements. As such, they may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly-traded securities. Other assets of ours, while publicly issued, have limited liquidity on account of their complexity, turbulent market conditions or other factors. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value. The illiquidity of our assets may make it difficult for us to sell such assets if the need arises or to vary our portfolio in response to changes in economic and other conditions. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on “high cost” loans. Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our mortgaged-related assets, could subject us, as an assignee or purchaser to the related residential mortgage loans, to monetary penalties and could result in the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

We compete with other Ellington accounts for opportunities to acquire assets, which are allocated in accordance with Ellington’s investment allocation policies.

Many, if not most, of our targeted assets are also targeted assets of other Ellington accounts, and Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington’s written investment allocation policy, subject to the exception that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington’s other accounts in all such opportunities.

Since many of our targeted assets are typically available only in specified quantities, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington’s accounts. In these cases, Ellington’s investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs. As a result, accounts in start-up mode are given priority which could work to our disadvantage, particularly because there are no limitations surrounding Ellington’s ability to create new accounts. The policies permit departure from such proportional allocation under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security being purchased for an account, which may also serve to preclude our ability to acquire certain assets.

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

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Directors, two of our directors are also Ellington employees. Because our Manager earns base management fees that are based on the total amount of our equity capital, and earns incentive fees that are based in part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See below “—Future offerings of debt or equity securities may adversely affect the market price of common shares” for further discussion of the adverse impact future debt or equity offerings could have on our common shares.

The officers of our Manager and its affiliates devote as much time to us as our Manager deems appropriate, however, these officers may have conflicts in allocating their time and services among us and Ellington and its affiliates’ accounts. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager and Ellington employees, other entities that Ellington advises or manages will likewise require greater focus and attention, placing our Manager and Ellington’s resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if Ellington did not act as a manager for other entities.

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

Termination of our management agreement would be costly and, in certain cases, not permitted.

Termination of our management agreement without cause is subject to several conditions which may make such a termination difficult and costly. The management agreement, which was most recently amended and restated effective August 2, 2011, has a current term that expires on December 31, 2012, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

If our Manager ceases to serve as our manager pursuant to the management agreement, or one or more of our Manager’s key personnel are no longer servicing our business, our reverse repo and our derivative counterparties may cease doing business with us.

If our Manager ceases to serve as our manager, including upon non-renewal of our management agreement which has a current term that expires on December 31, 2012, or one or more of our Manager’s key personnel are no longer servicing our business it could constitute an event of default or early termination event under many of our reverse repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If as a result we are then unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations and our ability to make distributions to our shareholders may be materially adversely affected.

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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	changes in government policies or changes in timing of implementation of government policies, including with respect Fannie Mae, Freddie Mac and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.

Future offerings of debt or equity securities may adversely affect the market price of common shares.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred shares. If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution of owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.

Future sales of our common shares could have an adverse effect on our share price.

We cannot predict the effect, if any, of future sales of our common shares, or the availability of our common shares for future sales, on the market price of our common shares. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market prices for our common shares.

Our shareholders may not receive dividends or dividends may not grow over time.

Although our present intention is to pay quarterly and special dividends to our common shareholders so that approximately 100% of our net income attributable to our common shares each calendar year has been distributed prior to April of the subsequent calendar year, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our Board is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or year-to-year increases in dividends. Among the factors that could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders are:

•	our inability to realize positive or attractive returns on our portfolio, whether because of defaults in our portfolio, decreases in the value of our portfolio, or otherwise;

•	margin calls or other expenditures that reduce our cash flow and impact our liquidity; and

•	increases in actual or estimated operating expenses.

Market interest rates may have an effect on the trading value of our shares.

One of the factors that investors may consider in deciding whether to buy or sell our common shares is our dividend rate or earnings as a percentage of our common share price, as compared to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend or earnings rate or seek higher-yielding alternative debt or equity investments. As a result, interest rate fluctuations and other capital market conditions can affect the market price of our common shares independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise, it is likely that the market price of our common shares will decrease as market rates on interest-bearing securities, such as bonds, increase.

Investing in our common shares involves a high degree of risk.

The assets we purchase in accordance with our objectives may result in a higher amount of risk than other alternative asset acquisition options. The assets we acquire may be highly speculative and aggressive and may be subject to a variety of risks, including credit risk, prepayment risk, interest rate risk and market value risks. As a result, an investment in our common shares may not be suitable for investors with lower risk tolerance.

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

There are ownership limits and restrictions on transferability and ownership in our operating agreement.

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

Our operating agreement limits the liability of our directors and officers to us and our shareholders for money damages, except (i) for any breach of such person’s duty of loyalty to us or our shareholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law; or (iii) for any transaction from which such Person derived an improper benefit.

In addition, our operating agreement authorizes us to obligate our company to indemnify our present and former directors and officers (except in certain limited circumstances) for actions taken by them in those capacities to the maximum extent permitted by Delaware if such person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful. We have entered into indemnification agreements with our directors and officers implementing these indemnification provisions that obligate us to indemnify them to the maximum extent permitted by Delaware law. Such indemnification includes defense costs and expenses incurred by such officers and directors.

Our management agreement with our Manager requires us to indemnify our Manager and its affiliates against any and all claims and demands arising out of claims by third parties caused by acts or omissions of our Manager and its affiliates not constituting bad faith, willful misconduct, gross negligence or reckless disregard of our Manager’s duties under the management agreement.

In light of the liability limitations contained in our operating agreements and our management agreement with our Manager, as well as our indemnification arrangements with our directors and officers and our Manager, our and our shareholders’ rights to take action against our directors and officers and our Manager are limited, which could limit your recourse in the event actions are taken that are not in your best interests.

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

Although we have monitored and intend to continue to monitor the assets of EF Mortgage LLC regularly, there can be no assurance that EF Mortgage LLC will be able to maintain this exclusion from the definition of

“investment company.” To classify the assets held by EF Mortgage LLC as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. On August 31, 2011, the SEC published a concept release entitled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments” (Investment Company Act Rel. No. 29778). This release notes that the SEC is reviewing the 3(c)(5)(C) exemption relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exemption from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. If the SEC acts to narrow the availability of, or if we otherwise fail to qualify for, an exclusion, we could among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company, or (b) to register as an investment company, either of which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen, and have a material adverse effect on our operations, the sustainability of our business model, the market price of our common shares and our ability to make distributions.

If we were required to register as an investment company under the Investment Company Act, we would be subject to the restrictions imposed by the Investment Company Act, which would require us to make material changes to our strategy.

If we are deemed to be an investment company under the Investment Company Act, we would be required to materially restructure our activities or to register as an investment company under the Investment Company Act, which would have a material adverse effect on our business, financial conditions and results of operations. In connection with any such restructuring, we may be required to sell portfolio assets at a time we otherwise might not choose to do so, and we may incur losses in connection with such sales. Further, our Manager may unilaterally terminate the management agreement if we become regulated as an investment company under the Investment Company Act. Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company.

Federal Income Tax Risks

If we fail to satisfy the “qualifying income exception” under the tax rules for publicly traded partnerships, all of our income will be subject to an entity-level tax.

We have operated, and intend to continue to operate, so that we qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. In general, if a partnership is “publicly traded” (as defined in the Internal Revenue Code of 1986, as amended, or the Code), it will be treated as a corporation for U.S. federal income tax purposes. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as at least 90% of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and it would not be included in the definition of a regulated investment company, or RIC, under Section 851(a) of the Code if it were a domestic corporation (which generally applies to entities required to register under the Investment Company Act). We refer to this exception as the “qualifying income exception.” Qualifying income generally includes rents, dividends, interest, and gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities. Interest is not qualifying income if it is derived in the “conduct of a financial or insurance business” or is based, directly or indirectly, on the income or profits of any person. Our income currently consists primarily of interest income, income and gain from interest rate, credit risk and other derivatives, gain from sale of securities (including income from the short sale of securities) all of which is generally qualifying income for purposes of the qualifying income exception.

If we fail to satisfy the “qualifying income exception” described above, we would be treated as a corporation for U.S. federal income tax purposes. In that event, items of income, gain, loss, deduction and credit would not pass through to holders of our common shares and such holders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. We would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on some or all of our income. Distributions to holders of our common shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. Additionally, distributions paid to non-U.S. holders of our common shares would be subject to U.S. federal withholding taxes at the rate of 30% (or such lower rate provided by an applicable tax treaty). Thus, if we were treated as a corporation, such treatment would result in a material reduction in cash flow and after-tax returns for holders of our common shares and thus would result in a substantial reduction in the value of our common shares.

Holders of our common shares will be subject to U.S. federal income tax on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income in excess of our cash distributions.

We intend to continue to operate so as to qualify, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to U.S. federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our items of income, gain, loss, deduction, and credit, regardless of whether or when they receive cash distributions. In addition, certain of our assets may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, it is possible that the U.S. federal income tax liability of shareholders with respect to their respective allocable shares of our earnings in a particular taxable year could exceed the cash distributions we make to shareholders with respect to that taxable year, thus requiring out-of-pocket tax payments by shareholders. Furthermore, if we did not make cash distributions with respect to a taxable year, holders of our common shares would still have a tax liability attributable to their allocation of our taxable income for that taxable year. Our present intention is to continue to make quarterly and special distributions to our common shareholders so that approximately 100% of our net income attributable to our common shares each calendar year has been distributed prior to April of the subsequent calendar year, subject to potential adjustments for changes in common shares outstanding and certain other factors.

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

An organization that is otherwise exempt from U.S. federal income tax is nonetheless subject to taxation with respect to its “unrelated business taxable income,” or “UBTI.” Because we have incurred and will incur “acquisition indebtedness” with respect to many of our investments, a proportionate share of a holder’s income from us with respect to such investments will be treated as UBTI. Accordingly, tax-exempt holders of our common shares will likely recognize significant amounts of UBTI. For certain types of tax-exempt entities, the receipt of any UBTI might have adverse consequences. Tax-exempt holders of our common shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our common shares.

There can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to non-U.S. holders of our common shares.

While it is expected that our method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our common shares, there can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to such non-U.S. holders. If a non-U.S. holder were treated as being engaged in a U.S. trade or business in any year because our activities in such year constituted a U.S. trade or business, such holder generally would be required to (i) file a U.S. federal income tax return for such year reporting their allocable portion, if any, of our income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at regular U.S. tax rates on any such income. Additionally, we would be required to withhold tax at the highest applicable tax rate on a non-U.S. holder’s allocable share of our effectively connected income. Non-U.S. holders that are corporations also would be required to pay branch profits tax at a 30% rate (or lower rate provided by applicable treaty). To the extent our income is treated as effectively connected income, it may also be treated as non-qualifying income for purposes of the qualifying income exception.

If the IRS challenges our election to mark our assets to market for U.S. federal income tax purposes, the taxable income allocated to the holders of our common shares would be adjusted (possibly retroactively) and our ability to provide tax information on a timely basis could be negatively affected.

We intend to continue to qualify as a trader in securities and have elected to mark-to-market our positions in securities that we hold as a trader, in accordance with Section 475(f) of the Code. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer’s activities, the frequency, extent and regularity of the taxpayer’s securities transactions, and the taxpayer’s investment intent. Therefore, there can be no assurance that we have qualified or will continue to qualify as a trader in securities eligible for the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our qualification as a trader. If our eligibility for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount of taxable income recognized by us and allocated to the holders of our common shares. An inability to utilize the mark-to-market election might also have an adverse effect on our ability to provide tax information to you on a timely basis. The IRS could also challenge any conventions that we use in computing, or in allocating among holders of our common shares, any gain or loss resulting from the mark-to-market election.

In addition, we intend to take the position that our mark-to-market gain or loss, and any gain or loss on the actual disposition of marked-to-market assets, should be treated as ordinary income or loss. However, because the law is unclear as to the treatment of assets that are held for investment, and the determination of which assets are held for investment, the IRS could take the position that the mark-to-market gain or loss attributable to certain assets should be treated as capital gain or loss and not as ordinary gain or loss. In that case, we will not be able to offset our non-cash ordinary income with capital losses from such assets, which could increase the amount of our non-cash taxable income recognized by us and allocated to the holders of our shares. The tax on such taxable income allocated to you may be in excess of our cash distributions to you.

The IRS may challenge our allocations of income, gain, loss, deduction and credit.

Our operating agreement provides for the allocation of income, gain, loss, deduction and credit among the holders of our common shares. The rules regarding partnership allocations are complex. If the allocations provided by our operating agreement were successfully challenged by the IRS, the redetermination of the allocations to a particular holder for U.S. federal income tax purposes could be less favorable than the allocations set forth in our operating agreement.

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

Holders of our common shares are required to take into account their allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year. We have agreed to use reasonable efforts to furnish holders of our common shares with tax information (including IRS Schedule K-1) as promptly as practicable after the end of each taxable year, which describes their allocable share of such items for our preceding taxable year. However, we may not be able to provide holders of our common shares with tax information on a timely basis. Because holders of our common shares will be required to report their allocable share of each item of our income, gain, loss, deduction, and credit on their tax returns, tax reporting for holders of our common shares will be significantly more complicated than for shareholders in a REIT or a regular corporation. In addition, delivery of this information to holders of our common shares will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, holders of our common shares will need to apply for extensions of time to file their tax returns.

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of our common shares.

The U.S. federal income tax treatment of holders of our common shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, the IRS and the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. Also, the IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments we have previously made. We and holders of our common shares could be adversely affected by any such change in, or any new tax law, regulation or interpretation. Our operating agreement permits our Board of Directors to modify (subject to certain exceptions) the operating agreement from time to time, without the consent of the holders of our common shares. These modifications may address, among other things, certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of our common shares. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of our common shares in a manner that reflects their distributive share of our items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of our common shares.

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

Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers to be material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. These have included the inquiries and requests that are described in the risk factors included in Item 1A of this Annual Report on Form 10-K under the caption “We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings.” Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any of these inquiries or requests. However, we believe that scrutiny of CDO market participants (including large CDO collateral managers such as Ellington) remains heightened. We believe this heightened scrutiny increases the risk of additional inquiries and requests from regulatory or enforcement agencies. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares have been listed on the New York Stock Exchange (“NYSE”) under the symbol “EFC” since October 8, 2010. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE:

	Common Stock Sales Price
	High	Low
2010
October 8, 2010—December 31, 2010	$22.68	$21.05
2011
First Quarter	$25.09	$22.00
Second Quarter	$23.35	$20.72
Third Quarter	$21.95	$16.67
Fourth Quarter	$18.75	$15.76

The closing price for our common shares, as reported by the NYSE on March 9, 2012, was $19.47.

Holders of Our Common Shares

Based upon a review of a securities position listing as of March 12, 2012, we had an aggregate of 78 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.

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

The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors.

The following table sets forth the dividends per share we have paid to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2011:
First Quarter	$0.40	June 1, 2011	June 15, 2011
Second Quarter	$0.40	September 1, 2011	September 15, 2011
Third Quarter	$0.40	December 1, 2011	December 15, 2011
Fourth Quarter	$0.40	March 1, 2012	March 15, 2012

For the year ended December 31, 2010:
First Quarter	$0.25	May 18, 2010	June 15, 2010
Second Quarter	$0.15	September 1, 2010	September 15, 2010
Third Quarter	$0.80	December 1, 2010	December 15, 2010
Fourth Quarter	$1.31	March 1, 2011	March 15, 2011

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

Unregistered Sales of Equity Securities

On October 5, 2011, we issued 1,250 common shares in exchange for LTIP units held by one of our directors. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

Pursuant to our 2007 Individual Incentive Plan, on December 12, 2011, we granted 2,400 LTIP units to Lisa Mumford, our dedicated Chief Financial Officer, and 600 LTIP units to another employee of our Manager. The LTIP units are subject to forfeiture restrictions that will lapse on December 31, 2012. Once vested, the LTIP units may be converted at the election of the holder into common shares representing limited liability interests of the Company on a one-for-one basis. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(2) of the Securities Act.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011—October 31, 2011
Repurchase program (1)	—	—	—	$9.7 million
Officer transactions (2)	8,774	$17.61	N/A	N/A
November 1, 2011—November 30, 2011
Repurchase program (1)	10,200	$17.41	10,200	$9.5 million
Officer transactions (2)	4,200	$17.05	N/A	N/A
December 1, 2011—December 31, 2011
Repurchase program (1)	33,280	$16.96	33,280	$8.9 million
Officer transactions (2)	22,759	$17.13	N/A	N/A
Total
Repurchase program (1)	43,480	$17.06	60,980	$8.9 million
Officer transactions (2)	35,733	$17.26	N/A	N/A

(1)

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

(2)

Includes shares purchased by Laurence Penn, the Company’s Chief Executive Officer, Michael Vranos, the Company’s Co-Chief Investment Officer, and Mark Tecotzky, the Company’s Co-Chief Investment Officer, pursuant to individual personal 10b5-1 trading plans.

Performance

The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT”). The comparison is for the period from October 8, 2010, the day our common shares commenced trading on the NYSE, to December 31, 2011, and assumes in each case a $100 investment on October 8, 2010 and the reinvestment of dividends on a quarterly basis.

The actual cumulative total returns shown on the graph above are as follows:

	10/8/2010	12/31/2010	12/31/2011
Ellington Financial LLC	$100.00	$105.93	$92.13
S&P 500	100.00	108.42	111.18
FTSE NAREIT MREIT	100.00	108.17	106.21

Item 6.	Selected Financial Data

The following table presents selected consolidated financial information as of December 31, 2011, 2010, 2009, 2008 and 2007, and for the years ended December 31, 2011, 2010, 2009 and 2008, and for the period from August 17, 2007 (commencement of operations) to December 31, 2007. The consolidated financial information presented below as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, has been derived from our audited financial statements included elsewhere in this Annual Report. The consolidated financial information as of December 31, 2009, 2008 and 2007 and for the year ended December 31, 2008 and the period from August 17, 2007 (commencement of operations) to December 31, 2007, was derived from our historical audited consolidated financial statements not included in this Annual Report. Because we only operated our business for a portion of the year ended December 31, 2007, a direct comparison of our operating results for the years ended December 31, 2011, 2010, 2009 and 2008 to our operating results for the period from August 17, 2007 (commencement of operations) to December 31, 2007 may be of limited use.

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

Condensed Statement of Operations

(In thousands except per share amounts)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	August 17, 2007 (commencement of operations) to December 31, 2007
Investment Income:
Interest income	$63,540	$45,627	$51,715	$29,915	$5,899
Expenses:
Base management fee	5,744	4,910	4,247	3,721	1,356
Incentive fee	612	4,428	18,874	1,771	—
Interest expense	6,647	3,826	2,461	6,190	—
Other operating expenses	5,842	7,676	7,782	5,408	2,190

Total expenses	18,845	20,840	33,364	17,090	3,546

Net Investment Income	44,695	24,787	18,351	12,825	2,353

Net Realized and Unrealized Gain (Loss) on Investments and Financial Derivatives:
Net realized gain (loss) on:
Investments	10,524	23,089	(18,292)	(5,076)	1,753
Financial derivatives	16,307	2,072	6,110	63,598	—

Net realized gain (loss)	26,831	25,161	(12,182)	58,522	1,753

Change in net unrealized gain (loss) on:
Investments	(39,321)	5,627	88,423	(79,180)	(651)
Financial derivatives	(21,878)	(15,004)	(1,211)	5,410	(130)

Change in net unrealized gain (loss)	(61,199)	(9,377)	87,212	(73,770)	(781)

Net Realized and Unrealized Gain (Loss) on Investments and Financial Derivatives	(34,368)	15,784	75,030	(15,248)	972

Net Increase (Decrease) in Shareholders’ Equity Resulting from Operations	$10,327	$40,571	$93,381	$(2,423)	$3,325

Net Increase (Decrease) in Shareholders’ Equity Resulting from Operations per share	$0.61	$3.04	$7.52	$(0.19)	$0.26
Dividends per common share (1)	$1.60	$2.51	$3.75	$—	$—
Dividends (1)	$26,991	$40,577	$46,287	$—	$—

(1)

Dividends are declared and paid on a quarterly basis in arrears. For example, dividends for the fiscal year ended December 31, 2011 include the dividend declared on February 9, 2012 for the fourth quarter of 2011.

Condensed Consolidated Statement of Assets, Liabilities and Shareholders’ Equity

	As of December 31,
(In thousands except per share amounts)	2011	2010	2009	2008	2007
Cash and cash equivalents	$62,737	$35,791	$102,863	$61,400	$61,705
Investments at fair value	1,212,483	1,246,067	755,441	429,884	180,658
Financial derivatives at fair value	102,871	201,335	123,638	141,691	—
Repurchase agreements	15,750	25,684	—	4,529	—
Receivable for securities sold	533,708	799,142	513,821	31,491	—
Deposits with dealers held as collateral	34,163	20,394	23,071	22,950	200
Other assets	6,343	5,909	11,831	8,031	932

Total assets	1,968,055	2,334,322	1,530,665	699,976	243,495

Investments sold short at fair value	462,394	775,145	502,544	38,421	—
Financial derivatives at fair value	27,040	21,030	14,046	17,305	130
Reverse repurchase agreements	896,210	777,760	559,978	260,534	—
Payable for securities purchased	127,517	184,013	41,645	15,510	—
Due to brokers on margin accounts	79,735	166,409	106,483	124,820	—
Other liabilities	4,243	6,293	6,175	2,308	1,538

Total liabilities	1,597,139	1,930,650	1,230,871	458,898	1,668

Shareholders’ Equity	$370,916	$403,672	$299,794	$241,078	$241,827

Shareholders’ equity per common share	$22.55	$24.47	$25.04	$19.27	$19.35
Shareholders’ equity per common share, diluted	$22.03	$23.91	$24.27	$18.70	$18.78

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K, except where the context suggests otherwise, “EFC,” “we,” “us” and “our” refer to Ellington Financial LLC and its subsidiaries, our “Manager” refers to Ellington Financial Management LLC, our external manager, and “Ellington” refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms.

Executive Summary

We are a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities backed by prime jumbo, manufactured housing, Alt-A and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity, mortgage-related derivatives, commercial mortgage-backed securities, commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities and derivatives. We also may opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, asset-backed securities backed by consumer and commercial assets, and non-mortgage-related derivatives. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is also a registered investment advisor with a 17-year history of investing in a broad spectrum of mortgage-backed securities and related derivatives.

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

As of December 31, 2011, we believe that our non-Agency RMBS strategies represented the primary drivers of our risk and return, and we expect that they will continue to do so over the near term. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS. We also expect that we will continue to allocate some of our capital to CMBS and commercial mortgage loan strategies.

We also use leverage in our non-Agency MBS strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2011, we financed our purchases of Agency RMBS and non-Agency MBS exclusively using reverse repo agreements, which we account for as collateralized borrowings. In November 2011, we entered into a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction closed in January 2012 and will be accounted for as a collateralized borrowing. This collateralized borrowing represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency MBS which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.

The strategies that we are currently employing are intended to capitalize on opportunities in the current market environment. We intend to adjust our strategies to changing market conditions by shifting our asset allocations across various asset classes as credit and liquidity trends evolve over time. We believe that this flexibility, combined with Ellington’s experience, will help us generate more consistent returns on our capital throughout changing market cycles.

As of December 31, 2011, outstanding borrowings under reverse repos were $896.2 million and our debt-to-equity ratio was 2.42 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 73.7% or $660.3 million relates to our Agency RMBS holdings.

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

Trends and Recent Market Developments

Recent Developments

There were numerous market and regulatory developments during 2011 affecting the housing market, MBS and companies in our industry. Additional details regarding many of these developments can be found in our Risk Factors disclosure located in Item 1A of this Annual Report on Form 10-K. The following summarizes some of the notable events that occurred during 2011.

GSE Update

The U.S. Treasury, Congress and the FHFA continued to discuss the fate and role of Fannie Mae and Freddie Mac through white papers, legislation and Congressional hearings. While the exact fate and role of Fannie Mae and Freddie Mac remain uncertain, each has been mandated to reduce its MBS portfolios by at least 10% per annum. From the beginning of 2010 through December 2011, the GSEs have collectively reduced their MBS portfolios by over $289 billion, in the process adding a meaningful amount of supply to the market.

Fannie Mae and Freddie Mac, together with the FHA and VA, continue to dominate the mortgage origination markets, purchasing or guaranteeing—and thereby assuming most of the credit risk on—over 90% of all mortgages originated in 2011. As long as these governmental entities are willing to assume this credit risk at levels that effectively price private capital out of the market, we expect this domination to continue. However, if and when these governmental entities’ roles as the primary sources of mortgage credit and primary bearers of mortgage risk is ultimately reduced, we expect that mortgage risk on new originations will become attractively priced again, and that there will be significant opportunities for private capital to fill the void.

In the fourth quarter of 2011, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to the Home Affordable Refinance Program, or “HARP,” including among others: (1) the reduction or elimination in certain cases, of many risk-based fees charged to borrowers when refinancing, (2) the expansion of the loan-to-value ceiling, (3) the removal of certain representations and warranties made by lenders when refinancing loans already owned or guaranteed by Fannie Mae or Freddie Mac, and (4) confirmation that lenders will no longer be required to attest to an individual borrower’s ability to repay his/her mortgage (we believe this attestation requirement had been a major factor in limiting HARP’s success previously). Although it is not yet possible to gauge the ultimate success of the expanded HARP program, these changes undoubtedly present an opportunity for many more borrowers to refinance their mortgages at lower interest rates.

Our Agency RMBS strategy involves actively trading and rotating between and within sectors as we deem appropriate based on our analysis of the composition of the underlying mortgage pools. Throughout 2011, we executed a strategy of investing in select Agency RMBS pools with prepayment protection characteristics, or “prepayment protected pools,” such as pools comprised of low-loan balance mortgages and those containing mortgages not eligible for one of the government-sponsored refinancing programs. While these prepayment-protected pools are priced at a premium to more “generic” pools (for example those that underlie TBA contracts), their superior actual and forecast prepayment performance has more than compensated for the premiums we have paid. Furthermore, the expansions to the HARP program, along with the occasional proposals of even more ambitious government-sponsored refinancing programs, also increased the relative demand for prepayment-protected pools over TBAs. These developments were beneficial to our Agency RMBS portfolio in two respects: (1) the relatively slower prepayments on our long Agency RMBS portfolio enhanced the realized yields of our long Agency RMBS portfolio, and (2) we recognized gains on Agency RMBS that appreciated in price relative to their short TBA and other hedging positions. As long as prepayment risk and uncertainty remains high, including uncertainty concerning evolving government policy, we expect that short TBA positions—which are one of the only hedging instruments that benefit from unexpected increases in projected prepayment rates—will continue to represent a significant component of our Agency RMBS hedging strategy.

While the majority of the government refinancing proposals to date have focused on mortgage loans that are already owned or guaranteed by governmental entities, the Obama administration recently put forth a proposal that would provide refinancing for many borrowers whose mortgage loans are privately held, including held in non-Agency RMBS. While such a program could in theory lead to higher prepayment rates on our non-Agency RMBS, and thereby boost their yields given the deep discount prices at which we hold these securities, we ascribe a very low probability to the implementation of broad-based non-Agency mortgage refinancing programs in the near future given the potential costs of such programs and the current political climate. As a result, since most of the mortgage loans underlying our non-Agency RMBS remain ineligible for both private and government-sponsored refinancing, we expect prepayment rates on our non-Agency RMBS to remain at extremely low levels.

Foreclosures

One of the biggest risks overhanging the RMBS market has been uncertainty around the timing and ability of servicers to remove delinquent borrowers from their homes, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Servicers have generally maintained that most of their problems are process-oriented and can be fixed in the near term; however, many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The risk of extended foreclosure timelines is very difficult to quantify, and uncertainty has often been magnified by court cases with conflicting outcomes. Until the middle of 2011, we felt that, generally speaking, foreclosure timeline risk was not adequately priced into many sectors of the non-Agency RMBS market, particularly the 2005-2007 subprime (including “Alt-B”) vintages which have the greatest concentration of mortgages already in default or expected to default. Since mid-2011 however, after the prices of 2005-2007 subprime vintage RMBS dropped substantially, we have rotated a significant portion of our non-Agency RMBS portfolio out of pre-2005 vintages and into the lower-priced (and we believe higher-yielding) 2005-2007 subprime vintages.

On February 9, 2012, the U.S. Government and 49 state attorneys general reached a $26 billion settlement agreement over the pending investigations regarding robo-signing and other practices at five of the largest mortgage servicers. Oklahoma entered into a separate settlement with these servicers. Of the $26 billion settlement, approximately $17 billion will be used for homeowner relief such as principal reductions, short sales and transitional assistance, $3 billion will go toward refinancing underwater borrowers who are current on their mortgage payments, $5 billion will be paid in cash to state and federal governments and $1 billion will be paid to the Federal Housing Administration. In addition, the settlement requires specific improvements to servicing standards at these five servicers. The announcement of the settlement was seen as a positive step toward resolving some of the foreclosure-related issues overhanging the mortgage market, but the settlement will take time to implement. Additionally, the settlement will not resolve separate state lawsuits regarding the foreclosure process. We believe that this settlement will have only a limited impact on our holdings of non-Agency RMBS.

Monetary Policy

On September 21, 2011, the Federal Reserve announced plans to implement another form of monetary stimulus (“Operation Twist”). The plan involves selling $400 billion of short-term U.S. Treasury securities and purchasing approximately the same amount of longer-term U.S. Treasuries, in an effort to keep long-term interest rates on mortgages and other borrowings relatively low. The Federal Reserve began these purchases and sales in October 2011, and expects to conclude them in June of 2012. The Federal Reserve also announced that, contrary to earlier intentions to slowly allow their Agency RMBS portfolio to pay down over time, it will be re-investing principal paydowns in additional Agency RMBS. Operation Twist has led to and may lead to further flattening of the yield curve (i.e., a narrowing of the spread between short term and long term interest rates), which may narrow the spread between the yields of our fixed rate MBS assets and our short-term borrowings, which in turn would reduce our net income to the extent not offset by our interest rate hedges. Should any such flattening include a decline in long-term interest rates, mortgage rates may decline and as a result the prepayment rates on our Agency RMBS may increase, which would reduce the yields on our Agency RMBS. However, to the extent that we continue to hedge our Agency RMBS portfolio with short TBA positions, if prepayments increase less on the particular Agency RMBS that we hold relative to the more generic pools that underlie our short TBA positions, we actually may benefit from an overall increase in prepayments.

Unemployment

On March 9, 2012, the U.S. Department of Labor reported that, as of February 2012, the U.S. unemployment rate was 8.3%. Even though the unemployment rate declined over the course of 2011, it remains elevated, and while it is difficult to quantify precisely how unemployment impacts the housing and mortgage markets, high levels of unemployment have certainly contributed, and may contribute further, to increases in mortgage delinquencies and decreases in home prices.

Credit Quality

Recent mortgage data show improvements and stabilization in both delinquency rates and foreclosure timelines. As servicers implement better loan processing procedures and improve documentation processes, foreclosure timelines may begin to improve. Year-over-year, there has been some stabilization in the transition rate of performing borrowers becoming delinquent on their mortgage payments, and while there is still some level of month to month volatility, the stabilization is a positive sign for the performance of non-Agency RMBS.

For the month of February 2012, delinquency rates on subprime mortgage loans and option ARMs averaged 38.6% and 42.4%, respectively, compared to 41.2% and 43.3% for the month of February 2011. In December 2011, the composite S&P/Case-Shiller 20-city index, a broad measure of U.S. home prices was 4.15% lower than in December 2010.

Liquidity and Valuations

Global credit markets have generally improved, and the overall liquidity and pricing of non-Agency RMBS have improved as well, especially relative to the depths of the financial crisis. Liquidity and pricing of non-Agency RMBS has also been supported over the last few years by the continued availability of repo financing provided by investment banks and commercial banks, with borrowing costs and haircuts that have remained relatively stable. However, since European banks have historically been a significant financing source for many investment banks that provide RMBS financing, there has more recently been heightened concern regarding the impact that the European sovereign debt crisis may have on the U.S. banking system and investment banks’ willingness and ability to finance RMBS, especially non-Agency RMBS. Despite European debt crisis concerns, we have not yet seen any material impact on our ability to finance non-Agency RMBS, and in fact we have increased our total number of repo counterparties from the prior year.

Liquidity and valuations of non-Agency RMBS have also been substantially impacted by regulatory changes affecting investment and commercial banks. The “Volcker Rule” provisions of the Dodd-Frank Act, and the stricter capital requirements to be phased in under the Basel III global banking accords, have reduced the demand by banks for non-Agency RMBS, especially the types of distressed non-Agency RMBS that we typically acquire. The reduced participation by these financial institutions has several implications for non-Agency RMBS: (1) a decrease in overall demand for these securities, which depresses prices, (2) reduced liquidity for these securities, and a corresponding reduction in the ability to finance these securities, and (3) increased market inefficiencies. While these changes may at times have a negative impact on our business or our results (such as resulting from lower valuations of our assets or from more expensive financing), we believe that on balance the reduced competition benefits the Company in the longer term.

Sales of MBS held by the U.S. Treasury, the Federal Reserve and Other Sellers

In March 2011, the U.S. Treasury announced plans to begin selling its $142 billion portfolio of MBS purchased during the financial crisis. Through August 2011, the U.S. Treasury has realized proceeds from these sales of $56 billion (excluding principal paydowns).

In September 2011, the Federal Reserve changed its strategy of gradually selling its Agency RMBS portfolio, and instead began reinvesting principal paydowns in additional Agency RMBS. As of January 25, 2012, the Federal Reserve held approximately $836 billion in Agency RMBS. The Federal Reserve has not announced any further plans to dispose of this portfolio, but the eventual sale of these securities will add a significant amount of supply to the Agency RMBS markets.

The Federal Reserve also held, in an entity known as Maiden Lane II, a portfolio of non-Agency MBS that it acquired as part of the government bailout of American International Group in 2008. During the second quarter of 2011, the Federal Reserve sold a portion of these assets in a series of auctions, generating proceeds to the Federal Reserve of approximately $4.7 billion. These sales were ultimately not well absorbed by the marketplace, and are widely viewed as a major contributing factor for the subsequent decline in non-Agency MBS prices over most of the rest of the year. In the first quarter of 2012, the Federal Reserve held three additional auctions of its Maiden Lane II portfolio, ultimately completing the disposition of the entire portfolio. The 2012 auctions were held in response to inquiries by potential purchasers and were conducted using substantially different bidding rules; the market responded well to these sales.

In the first half of 2011, the sale of non-Agency RMBS by other large financial institutions, including European banks, also impacted valuations. The Maiden Lane II and European portfolios had large concentrations in newer 2005-2007 vintage subprime securities, and as prices declined (in some cases by 10% to 30% or more) for these securities, we began to rotate a portion of our non-Agency RMBS portfolio into these sectors. In the fourth quarter, the declines in non-Agency RMBS prices slowed, and in fact prices began to show signs of stabilization. However, should the European sovereign debt crisis deepen, the non-Agency MBS market might see significant additional supply from distressed European banks and other European sellers, whereupon downward pressure on non-Agency MBS prices could resume.

While 2005-2007 vintage subprime securities experienced some of the greatest price declines over the course of the year among non-Agency RMBS, most other sectors of the non-Agency RMBS market were also negatively affected. As a result, our non-Agency RMBS portfolio experienced valuation declines throughout much of 2011, and this was the prime contributor of the decline in our net income for the year ended December 31, 2011 as compared to December 31, 2010. Our credit hedges, however, offset some of the impact of these valuation declines. Despite the valuation declines, the fundamental performance of the mortgage loans underlying our non-Agency RMBS continued to show signs of stabilization.

Non-Agency RMBS Market: Other Developments

Two non-Agency securitizations totaling $665 million were completed in 2011 and a $416 million non-Agency securitization was completed early in 2012. All of these securitizations were backed by high quality prime jumbo mortgage loans. While these transactions represent a positive sign for the potential return of a healthy non-Agency residential mortgage securitization market, the near-term prospects for this market are still extremely uncertain, as the respective roles and requirements of sponsors, investors, underwriters, regulators, policy-makers, and rating agencies all continue to be re-evaluated. We believe that the eventual return of a healthy non-Agency securitization market will create additional investment opportunities for us.

2011 Highlights and Outlook for 2012

During 2011, our non-Agency RMBS portfolio experienced significant changes on both the long and short side. On the long side, the composition of our portfolio changed in response to shifting supply and demand dynamics. For example, we entered the year with a relatively small long position in 2005-2007 vintage subprime RMBS securities, but starting in mid-2011 and as discussed above, after the prices of these securities dropped substantially following the Maiden Lane II and European bank sales, we began to rotate a portion of our non-Agency RMBS portfolio into this sector. The price declines for other non-Agency RMBS, while not as dramatic as the declines in the 2005-2007 vintage subprime sector, were still significant. Since our projections on underlying loan performance for most non-Agency RMBS had not changed materially, we saw these price declines as significantly increasing projected yields on many non-Agency RMBS sectors, and therefore as creating very attractive and plentiful investment opportunities. In response, we increased the size of our non-Agency RMBS portfolio significantly over the course of the year, helped in many cases by the continued availability and affordability of reverse repo as a financing tool. Our total non-Agency RMBS portfolio increased to $417.5 million at December 31, 2011 (up from $338.8 million at December 31, 2010), and the cost of funds for a typical 3-month non-Agency RMBS collateralized reverse repo borrowing remains at around 2%, which is low relative to the yields we project on our non-Agency RMBS assets.

Of the factors that reduced demand or increased supply for non-Agency RMBS market in 2011, some were more temporary in nature, such as Maiden Lane II and European bank sales, while others will have a more lasting effect, such as the phasing in of the Volcker Rule and the Basel III regime. On balance, we believe that the long-term technical trends in the non-Agency RMBS markets are quite positive. Unregulated and/or ratings-insensitive capital continues to be raised and to flow into the sector. Regulatory capital charges for U.S. insurance companies, which for non-Agency RMBS investments were historically based solely on credit ratings, have moved to a more scenario-based methodology, and as a result U.S. insurance companies are again becoming a more significant buyer of these assets. Nevertheless, the potential for distressed selling of non-Agency RMBS by European investors, especially should the European sovereign debt crisis deepen, remains a concern overhanging the market.

While since mid-2011 we have been generally constructive on the long-term prospects for non-Agency RMBS, we continued, and we expect to continue in 2012, to opportunistically hedge a portion of our credit risk using a variety of instruments, such as short positions in asset-backed credit default swaps, corporate credit default swaps and equity swaps involving companies with real estate and/or mortgage exposure. In the second half of 2011, for the same reasons that we began to rotate our long investment portfolio into 2005-2007 vintage subprime RMBS, we also began to rotate out of some of our hedges, such as our ABX-linked credit default swaps, that are tied to these same vintages. In their place, we added several new positions to our credit hedging portfolio, such as credit default swaps tied to certain corporate bond indices, and equity swaps involving certain publicly traded commercial property REITs. These additional hedges represent short positions in instruments that appreciated significantly throughout 2011, even while non-Agency MBS prices fell sharply, and we believe that they provide additional relative value and diversification for our credit hedging portfolio. Comparing our entire non-Agency MBS portfolio (both investments and hedges) at the end of 2011 to our non-Agency MBS portfolio as it stood at the end of 2010, we believe that we have increased our net exposure to credit risk. However, as market conditions change, and especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.

In our Agency RMBS strategy, we remain in a low interest rate environment where almost the entire Agency pool market trades at significant premiums to par. As a result, we expect to continue to target pools that, taking into account their particular composition, and based on our prepayment projections: (1) will generate attractive yields, (2) will have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, its proprietary prepayment models, and its extensive databases remain essential tools in Ellington’s implementation of this strategy. We also believe that our active trading style, including our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy. Our Agency RMBS strategy performed well in 2011, contributing positively to our net income for the year despite an extremely volatile interest rate environment.

In our commercial mortgage loan and CMBS strategy, we participated actively in 2011 in both the still-recovering new issue market and in the secondary market, especially in relation to the relatively small amount of our capital allocated to this strategy. At the end of 2011, our commercial mortgage-related holdings comprised approximately 4.7% of our non-Agency MBS portfolio. In 2012, we expect to modestly continue allocating capital to this strategy. We are optimistic that the new-issue market will continue to grow and serve as a catalyst to refinance legacy loans as well, providing us with exciting investment opportunities in both new-issue and legacy securities and loans.

In all of our strategies, because we hedged our overall exposure to potential increases in interest rates, our interest rate hedges created a drag on performance over the course of the year, as the 5-year swap rate declined from 2.17% at the beginning of the year to 1.22% at December 31, 2011. We expect to continue to hedge our interest rate risk, primarily through the use of interest rate swaps, TBAs and Eurodollar futures.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for investment companies. In June 2007, the AICPA issued Amendments to ASC 946-10 (“ASC 946”), Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. ASC 946 was effective for fiscal years beginning on or after December 15, 2007 with earlier application encouraged. After we adopted ASC 946, the Financial Accounting Standards Board, or “FASB,” issued guidance which effectively delayed indefinitely the effective date of ASC 946. However, this additional guidance explicitly permitted entities that early adopted ASC 946 before December 31, 2007 to continue to apply the provisions of ASC 946. We have elected to continue to apply the provisions of ASC 946. ASC 946 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies, or the “Guide.” The Guide provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company, of an investment company or of an equity method investor in an investment company. Effective August 17, 2007, we adopted ASC 946 and follow its provisions which, among other things, requires that investments be reported at fair value in the financial statements. Although we conduct our operations so that we are not required to register as an investment company under the Investment Company Act, for financial reporting purposes, we have elected to continue to apply the provisions of ASC 946.

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

Valuation: We adopted a three-level valuation hierarchy for disclosure of fair value measurements on January 1, 2008. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include securities, derivatives and repurchase agreements, or “repos.” A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.

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

Level 3 valuation methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (ii) the solicitation of valuations from third-parties (typically, broker-dealers). Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. Our Manager utilizes such information to assign a good faith valuation (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments. Our Manager has been able to obtain third-party valuations on the vast majority of our assets and expects to continue to solicit third-party valuations on substantially all of our assets in the future to the extent practical. Our Manager uses its judgment, based on its own models, the assessments of its portfolio managers, and third-party valuations it obtains, to determine and assign fair values to our Level 3 assets. We believe that third-party valuations play an important role in ensuring that our Manager’s valuation determinations are fair and reasonable. Our Manager’s valuation process is subject to the oversight of our Manager’s investment and risk management committee as well as the oversight of the independent members of our Board of Directors. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.

See the notes to our consolidated financial statements for more information on valuation.

Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on MBS, commercial mortgage loans and U.S. Treasury holdings, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses.

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition

The following table summarizes our investment portfolio as of December 31, 2011 and December 31, 2010. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2011					December 31, 2010
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS (2)	$736,869	$410,109	$55.66	$437,103	$59.32	$477,838	$333,059	$69.70	$319,231	$66.81
Non-Agency CMBS and Commercial Mortgage Loans	30,611	20,493	66.95	23,856	77.93	5,000	1,850	37.00	1,837	36.74

Total Non-Agency MBS and Commercial Mortgage Loans	767,480	430,602	56.11	460,959	60.06	482,838	334,909	69.36	321,068	66.50

Agency RMBS: (3)
Floating	35,988	37,956	105.47	37,342	103.76	76,791	81,093	105.60	80,167	104.40
Fixed	643,215	689,018	107.12	679,168	105.59	746,954	769,895	103.07	773,976	103.62

Total Agency RMBS	679,203	726,974	107.03	716,510	105.49	823,745	850,988	103.31	854,143	103.69

Total Non-Agency and Agency MBS and Commercial Mortgage Loans	$1,446,683	$1,157,576	$80.02	$1,177,469	$81.39	$1,306,583	$1,185,897	$90.76	$1,175,211	$89.95

Agency Interest Only RMBS	n/a	$5,337	n/a	$7,416	n/a	n/a	$—	n/a	$—	n/a
Non-Agency Interest Only RMBS and Other	n/a	$7,424	n/a	$7,482	n/a	n/a	$5,780	n/a	$3,102	n/a
TBAs:
Long	$30,500	$32,033	$105.03	$31,845	$104.41	$54,650	$54,390	$99.52	$54,171	$99.12
Short	(416,900)	(446,707)	107.15	(443,893)	106.47	(728,500)	(749,683)	102.91	(750,520)	103.02

Net Short TBAs	$(386,400)	$(414,674)	$107.32	$(412,048)	$106.64	$(673,850)	$(695,293)	$103.18	$(696,349)	$103.34

U.S. Treasury Securities:
Long	$10,000	$10,113	$101.13	$9,991	$99.91	$—	$—	$—	$—	$—
Short	(15,000)	(15,687)	104.58	(15,120)	100.80	(27,000)	(25,462)	94.31	(25,262)	93.56

Net Short U.S. Treasury Securities	$(5,000)	$(5,574)	$111.48	$(5,129)	$102.58	$(27,000)	$(25,462)	$94.31	$(25,262)	$93.56

Repurchase Agreements	$15,750	$15,750	$100.00	$15,750	$100.00	$25,684	$25,684	$100.00	$25,684	$100.00

Total Net Investments		$765,839		$790,940			$496,606		$482,386

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)	Excludes Interest Only and Other Private Label Securities, which are similar in nature.
(3)	Excludes Interest Only Securities and TBAs.

The following table summarizes our financial derivatives portfolio as of December 31, 2011 and December 31, 2010. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2011		December 31, 2010
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$22,615	$(9,548)	$111,717	$(14,375)

Total Long Mortgage Related Derivatives	22,615	(9,548)	111,717	(14,375)

Short Mortgage Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(82,642)	40,303	(205,479)	92,787
CDS on Individual RMBS and CMBS	(74,787)	61,498	(127,089)	102,850

Total Short Mortgage Related Derivatives	(157,429)	101,801	(332,568)	195,637

Net Mortgage Related Derivatives	$(134,814)	$92,253	$(220,851)	$181,262

Short CDS on Corporate Bond Indices	$(106,500)	$963	$(19,700)	$(186)
Short Total Return Swaps on Corporate Equities (5)	$(20,571)	$(274)	$—	$—
Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$4,500	$68	$15,000	$(168)
Short Interest Rate Swaps (4)	(305,400)	(17,191)	(143,750)	287
Short Eurodollar Futures (6)	(147,000)	12	(400,000)	(890)

Total Net Interest Rate Derivatives	$(447,900)	$(17,111)	$(528,750)	$(771)

Total Net Derivatives	$(709,785)	$75,831	$(769,301)	$180,305

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty.
(2)	Short mortgage-related derivatives represent transactions where the Company purchased credit protection from a counterparty.
(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(5)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.
(6)	Every $1,000,000 in notional value represents one contract.

As of December 31, 2011, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity reflects total assets of $2.0 billion as compared to $2.3 billion as of December 31, 2010. Total liabilities as of December 31, 2011 were $1.6 billion as compared to $1.9 billion as of December 31, 2010. The decrease in both our assets and liabilities was primarily related to the year-over-year decline in our short TBAs. Because we primarily use TBAs to hedge interest rate risk associated with our long Agency RMBS (and to a lesser extent to hedge our long non-Agency RMBS), we generally carry a net short TBA position. Since as of December 31, 2011 as compared to December 31, 2010 we held less Agency whole pool RMBS, and had decided to hedge a greater portion of our interest rate risk using interest rate swaps as opposed to TBAs, our short TBA position decreased substantially.

TBA-related assets include TBAs and receivables for TBAs sold short and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.

Our net short TBAs (short TBA positions reduced by long TBA positions) decreased to $414.7 million as of December 31, 2011, from $695.3 million as of December 31, 2010. The aggregate value of our other (i.e. non-TBA) Agency RMBS as of December 31, 2011 and December 31, 2010, was $732.3 million and $851.0 million, respectively. As a result, as of December 31, 2011 and December 31, 2010, our net Agency RMBS positions (long non-TBA Agency RMBS reduced by net short TBAs) were long positions of $317.6 million and $155.7 million, respectively. Since we actively trade our Agency RMBS, our gross positions tend to fluctuate significantly from period to period, and furthermore we continuously re-evaluate our overall net Agency RMBS position.

While the year-over-year decrease in Agency RMBS and TBA-related balances had the effect of reducing our total assets and total liabilities, this was partially offset by an increase in our holdings of non-Agency MBS. As of December 31, 2011, we held $433.6 million of non-Agency MBS as compared to $340.7 million as of December 31, 2010. We increased our investments in non-Agency MBS in response to the substantial declines in prices (and corresponding increases in our projected yields) in many non-Agency MBS sectors throughout much of 2011.

As of December 31, 2011, we also held less mortgage related credit derivatives as compared to December 31, 2010, both in terms of notional and fair values. We use mortgage related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio. The notional and fair values of our mortgage related credit derivatives as of December 31, 2011 were $134.8 million and $92.3 million, respectively, as compared to $220.9 million and $181.3 million, respectively, as of December 31, 2010. The year-over-year decline in our holdings of mortgage related credit derivatives reflected our decision to hedge less of our credit risk at the end of 2011 as compared to the end of 2010. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.

We have entered into reverse repos to finance many of our investments. As of December 31, 2011 and December 31, 2010, indebtedness outstanding on our reverse repos was approximately $896.2 million and $777.8 million, respectively. Approximately 73.7% or $660.3 million of our outstanding indebtedness under reverse repos is secured by Agency RMBS as of December 31, 2011. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in “—Liquidity and Capital Resources” below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of December 31, 2011, and December 31, 2010, our derivative and TBA counterparties posted an aggregate value of approximately $79.4 million and $166.4 million, respectively as of each date, of collateral with us. This collateral posted with us is included in “Due to brokers on margin accounts” on our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity.

TBA Market

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

For the year ended December 31, 2011, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $21.6 billion as compared to $16.1 billion for the year ended December 31, 2010. Our TBA activity has principally consisted of: (1) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other RMBS assets (especially fixed rate Agency whole pools); (2) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (3) TBA “sector rotation” transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since the Company has actively turned over its portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.

Shareholders’ Equity

As of December 31, 2011, our shareholders’ equity decreased by approximately $32.8 million from December 31, 2010. This decrease consisted of net increase in shareholders’ equity resulting from operations for the year ended December 31, 2011 of approximately $10.3 million, a decrease for dividends paid of approximately $42.4 million, a decrease for shares repurchased of approximately $1.1 million and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payments of approximately $0.4 million.

As of December 31, 2010, our shareholders’ equity increased by approximately $103.9 million from December 31, 2009. This increase consisted of net proceeds from the issuance of shares of approximately $94.7 million in our October 2010 initial public offering, net increase in shareholders’ equity resulting from operations for the year ended December 31, 2010 of approximately $40.6 million, a decrease for dividends paid of approximately $33.9 million, an increase for common shares issued to our Manager in connection with incentive fee payments of approximately $0.5 million and an increase for share-based LTIP awards of approximately $2.0 million.

Results of Operations for the Years Ended December 31, 2011, 2010, and 2009

The table below represents the net increase in shareholders’ equity resulting from operations for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
(In thousands except per share amounts)	2011	2010	2009
Investment income—Interest income	$63,540	$45,627	$51,715
Expenses:
Base management fee	5,744	4,910	4,247
Incentive fee	612	4,428	18,874
Interest expense	6,647	3,826	2,461
Other operating expenses	5,842	7,676	7,782

Total expenses	18,845	20,840	33,364

Net investment income	44,695	24,787	18,351

Net realized and unrealized gain (loss) on investments	(28,797)	28,716	70,131
Net realized and unrealized gain (loss) on financial derivatives	(5,571)	(12,932)	4,899

Net increase in shareholders’ equity resulting from operations	$10,327	$40,571	$93,381

Net increase in shareholders’ equity resulting from operations per share	$0.61	$3.04	$7.52

Results of Operations for the Years Ended December 31, 2011 and 2010

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations, or “net income,” for the years ended December 31, 2011 and 2010 was $10.3 million and $40.6 million, respectively. The majority of the year-over-year decline was due to a reduction in net appreciation of our investment holdings, principally our non-Agency RMBS and TBAs. These net declines were partially offset by higher interest income for the year ended December 31, 2011. Total return for our common shares after incentive fee was 2.4% for the year ended December 31, 2011 as compared to 7.8% for the year ended December 31, 2010. Total return on our common shares is calculated based on changes in book value per share, assumes reinvestment of dividends, and excludes shares held by our Manager.

Net Investment Income

Net investment income was $44.7 million for the year ended December 31, 2011 as compared to $24.8 million for the year ended December 31, 2010. Net investment income consists of interest income less total expenses. The year-over-year increase in net investment income resulted from higher interest income and overall lower expenses.

Interest Income

Interest income was $63.5 million for the year ended December 31, 2011 as compared to $45.6 million for the year ended December 31, 2010. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The year-over-year increase in interest income was principally attributable to our larger average holdings of both non-Agency MBS and Agency RMBS, as we modestly increased our use of leverage throughout 2011. Weighted-average holdings of non-Agency MBS and Agency RMBS based on amortized cost was $1.2 billion for the year ended December 31, 2011 as compared to $676.8 million for the year ended December 31, 2010.

Base Management Fees

Our base management fee increased to $5.7 million for the year ended December 31, 2011 from $4.9 million for the year ended December 31, 2010. The year-over-year increase was the result of our higher average capital base throughout 2011 as compared to 2010 resulting from the completion of our October 2010 initial public offering. We pay a base management fee of 1.5% per annum of shareholders’ equity.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos, coupon interest on securities sold short and the related net accretion and amortization of purchased discounts and premiums on those short holdings and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $877.6 million and $508.8 million for the years ended December 31, 2011 and 2010, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $6.6 million for the year ended December 31, 2011 as compared to $3.8 million for the year ended December 31, 2010. Our total weighted average borrowing costs under our reverse repos was 0.69% for the year ended December 31, 2011 as compared to 0.70% for the year ended December 31, 2010. The increase in interest expense is mainly related to the increase in amounts borrowed (See “—Liquidity and Capital Resources”). For the year ended December 31, 2011, 77.5% of our average borrowings were related to our Agency holdings and 22.5% were related to our non-Agency holdings. For the comparable 2010 period, 76.4% of our average borrowings were related to our Agency holdings while 23.6% were related to our non-Agency holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the years ended December 31, 2011 and 2010.

Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2011	$680,193	$2,113	0.31%	0.23%	0.51%
For the Year Ended December 31, 2010	$388,776	$1,229	0.32%	0.27%	0.52%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2011	$197,454	$3,967	2.01%	0.23%	0.51%
For the Year Ended December 31, 2010	$120,063	$2,321	1.93%	0.27%	0.52%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2011	$877,647	$6,080	0.69%	0.23%	0.51%
For the Year Ended December 31, 2010	$508,839	$3,550	0.70%	0.27%	0.52%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Total incentive fees earned for the year ended December 31, 2011 were $0.6 million as compared to $4.4 million for the year ended December 31, 2010. Each of the years ended December 31, 2011 and 2010 contained one or more quarterly periods in which the return hurdle (based on a rolling four quarter calculation, and after taking into account any relevant loss carryforward) was exceeded and as a result, we incurred incentive fee expense. The return hurdle for each quarterly calculation period was based on a 9% annual rate. The relative year-over-year decline in incentive fees was related to the lower net income recognized in 2011 as compared to 2010.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expenses, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. On a year-over-year basis, our other operating expenses declined mostly due to a decline in share-based LTIP expense. Share-based LTIP expense for the year ended December 31, 2011 was $0.1 million as compared to $2.0 million for the year ended December 31, 2010. The decline in share-based LTIP expense is primarily related to the August 17, 2010 final vesting of the LTIPs held by our Manager, which had been awarded in August 2007 and there have since been no new grants of LTIPs to the Manager. Excluding shared based LTIP expenses, other operating expenses were relatively constant at $5.7 million for the years ended December 31, 2011 and 2010.

Net Realized and Unrealized Gains and Losses on Investments

During the year ended December 31, 2011, we had net realized and unrealized losses on investments of $28.8 million as compared to net realized and unrealized gains of $28.7 million for the year ended December 31, 2010. Net realized and unrealized losses on investments of $28.8 million for the year ended December 31, 2011 resulted principally from realized and unrealized losses on our non-Agency MBS as well as our TBA’s, partially offset by realized and unrealized gains on Agency RMBS. Throughout 2011, our TBAs were held on a net short basis and were used primarily to hedge interest rate risk, mainly with respect to our Agency RMBS. Net gains on our Agency RMBS were $36.2 million while net losses on our non-Agency MBS and TBAs were $63.3 million. For most of 2011, valuations in the non-Agency MBS market trended downward—as much as 30% in certain sectors. This downward trend began in the second quarter of 2011 following the Federal Reserve’s decision to begin selling assets from its Maiden Lane II portfolio, and the subsequent difficulty of the market to absorb the supply from the ensuing sales (see “—Trends and Recent Market Developments” above). Concern for the creditworthiness of several European countries also, we believe, had the impact of dampening valuations in many “risk asset” sectors through the year, including non-Agency RMBS. Conversely, as market participants increased their appetites for U.S. Government-backed and GSE debt over the year, the prices of Agency RMBS rose, which provided gains on our Agency RMBS pools somewhat offset by the losses on our net short TBA positions. Our bias toward less prepayment-susceptible Agency RMBS pools also contributed to the gains recognized in that portfolio, especially in light of the substantial drop in mortgage rates.

Net realized and unrealized gains on investments of $28.7 million for the year ended December 31, 2010 resulted principally from realized and unrealized gains on our non-Agency as well as Agency RMBS partially offset by realized and unrealized losses on TBAs.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

During the year ended December 31, 2011, we had net realized and unrealized losses on our financial derivatives of $5.6 million as compared to net realized and unrealized losses of $12.9 million for the year ended December 31, 2010. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasuries, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and corporate CDS, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $5.6 million on our financial derivatives for the year ended December 31, 2011 resulted from net losses related to our interest rate derivatives, partially offset by net gains from our credit hedges.

Our interest rate swaps and Eurodollar futures were negatively impacted by the decline in interest rates that occurred throughout most of the year. The benchmark five-year swap rate decreased to 1.22% at December 31, 2011 from 2.17% at December 31, 2010, and as a result, net realized and unrealized losses on our interest rate swaps and Eurodollar futures were $25.5 million.

Our credit hedges, on the other hand, had net realized and unrealized gains of $19.9 million. We recognized net realized and unrealized gains from our CDS on ABS indices and single name ABS CDS in the amount of $23.0 million; partially offsetting these gains, however, were net realized and unrealized losses on our total return swaps and CDS on corporate indices in the amount of $3.1 million. While the downward trend in non-Agency MBS prices had a negative impact on our non-Agency MBS investments through most of 2011, this downward trend had a positive impact on our credit hedges.

Net realized and unrealized losses on our financial derivatives of $12.9 million for the year ended December 31, 2010 resulted in part from net realized and unrealized losses on our interest rate swaps and Eurodollar futures and in part from net realized and unrealized losses on our credit hedges. Net realized and unrealized losses on our interest rate swaps and Eurodollar futures were $5.0 million and net losses on our credit hedges were $7.9 million.

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

Net Investment Income

Net investment income was $24.8 million for the year ended December 31, 2010 as compared to $18.4 million for the year ended December 31, 2009. Net investment income consists of interest income less total expenses. The year-over-year increase in net investment income resulted from significantly lower incentive fee expense in the current year given the decline in net income excluding incentive fees, year-over-year. Total incentive fee expense for the year ended December 31, 2010 was $4.4 million compared to $18.9 million for the year ended December 31, 2009. While total expenses declined, this decrease was partially offset by a decline in interest income.

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

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos, coupon interest on securities sold short and the related net accretion and amortization of purchased discounts and premiums on those short holdings and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $508.8 million and $368.2 million for the years ended December 31, 2010 and 2009, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $3.8 million for the year ended December 31, 2010 as compared to $2.5 million for the year ended December 31, 2009. Our total weighted average borrowing costs under our reverse repos was 0.70% for the year ended December 31, 2010 as compared to 0.61% for the year ended December 31, 2009. The increase in interest expense is mainly related to the increase in amounts borrowed while the increase in our overall borrowing rate was the result of an increase in the portion of our borrowings related to our non-Agency holdings. However, year-over-year, borrowing rates for agency and non-Agency reverse repos declined. For the year ended December 31, 2010, 76.4% of our average borrowings were related to our Agency holdings and 23.6% were related to our non-Agency holdings. For the comparable 2009 period, 91.5% of our average borrowings were related to our Agency holdings while 8.5% were related to our non-Agency holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the years ended December 31, 2010 and 2009.

Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2010	$388,776	$1,229	0.32%	0.27%	0.52%
For the Year Ended December 31, 2009	$336,801	$1,625	0.48%	0.33%	1.11%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2010	$120,063	$2,321	1.93%	0.27%	0.52%
For the Year Ended December 31, 2009	$31,375	$639	2.04%	0.33%	1.11%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Year Ended December 31, 2010	$508,839	$3,550	0.70%	0.27%	0.52%
For the Year Ended December 31, 2009	$368,176	$2,264	0.61%	0.33%	1.11%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Total incentive fees earned for the year ended December 31, 2010 were $4.4 million as compared to $18.9 million for the year ended December 31, 2009. Each of the years ended December 31, 2010 and 2009 contained one or more quarterly periods in which the return hurdle (based on a rolling four quarter calculation and after taking into account any relevant loss carryforward) was exceeded and as a result, we incurred incentive fee expense. The return hurdle for each quarterly calculation period was based on a 9% annual rate.

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

Net Realized and Unrealized Gains and Losses on Investments

During the year ended December 31, 2010, we had net realized and unrealized gains on investments of $28.7 million as compared to $70.1 million for the year ended December 31, 2009. Net realized and unrealized gains on investments of $28.7 million for the year ended December 31, 2010 resulted principally from realized and unrealized gains on our non-Agency as well as Agency RMBS partially offset by realized and unrealized losses on TBAs. Throughout 2010, our TBAs were held on a net short basis and we used them to hedge interest rate risk, mainly with respect to our Agency RMBS. Net gains on our Agency and non-Agency RMBS and CMBS were $50.4 million while net losses on our TBAs were $21.6 million.

Net realized and unrealized gains on investments of $70.1 million for the year ended December 31, 2009 resulted principally from net unrealized gains on our non-Agency RMBS, and also included a $5.3 million gain recognized on the sale of a claim against Lehman Brothers Special Financing, Inc.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

During the year ended December 31, 2010, we had net realized and unrealized losses on our financial derivatives of $12.9 million as compared to net realized and unrealized gains of $4.9 million for the year ended December 31, 2009. Net realized and unrealized losses on our financial derivatives for the year ended December 31, 2010 resulted in part from net realized and unrealized losses on our interest rate derivatives, in the form of interest rate swaps and Eurodollar futures and in part from our credit hedges, in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and corporate CDS.

Our interest rate derivatives were impacted by the decline in interest rates that occurred throughout most of the year. The benchmark five-year swap rate decreased to 2.17% at December 31, 2010 from 2.98% at December 31, 2009, and as a result, net realized and unrealized losses on our interest rate swaps and Eurodollar futures were $5.0 million.

We also had net realized and unrealized losses on our credit hedges in the total amount of $7.9 million. Losses related to our corporate and single name ABS CDS were in the amount of $11.4 million; as we exited most of our corporate CDS during the year. Partially offsetting these losses were net realized and unrealized gains on our CDS on ABS indices in the amount of $4.5 million.

Net realized and unrealized gains on our financial derivatives for the year ended December 31, 2009 of $4.9 million resulted principally from our net realized and unrealized gains from our credit hedges in the amount of $8.8 million, partially offset by net realized and unrealized losses on our interest rate derivatives in the amount of $3.9 million.

Liquidity and Capital Resources

Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, making distributions and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repo, reverse repo, TBA and derivative contracts, repayment of reverse repo borrowings to the extent we are unable or unwilling to extend our reverse repos, and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our MBS and proceeds from the sale of securities), borrowings under reverse repos and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.

The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Year Ended December 31, 2011	$877,647	$896,210
Year Ended December 31, 2010	$508,839	$777,760

The difference between the average amounts borrowed during the years ended December 31, 2011 and 2010, and the respective amounts outstanding at the end of each period reflect our increased investment holdings as well as our increased use of leverage to acquire investments in Agency RMBS and non-Agency holdings.

The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands) Remaining Days to Maturity	As of December 31, 2011
	Outstanding Borrowings	%
30 Days or Less	$558,695	62.4%
31 - 60 Days	249,961	27.9%
61 - 90 Days	37,976	4.2%
91 - 120 Days	—	0.0%
121 - 150 Days	4,343	0.5%
151 - 180 Days	45,235	5.0%
181 - 360 Days	—	0.0%

	$896,210	100.0%

Reverse repos involving underlying investments that we sold prior to December 31, 2011, for settlement following December 31, 2011, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to December 31, 2011 for which we will not take delivery of the borrowed funds until after December 31, 2011.

We expect to continue to borrow funds in the form of reverse repos as well as other similar types of financings. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by SIFMA as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders. We also have entered into an “evergreen” repurchase agreement with one lender that provides for an original term of 180 days, and which is automatically extended every day for an additional day (so as to maintain a remaining term of 180 days) unless notified otherwise by the lender. The agreement is not based on the SIFMA form but its terms and conditions are similar to the terms and conditions of our other repurchase agreements including with respect to events of default and remedies upon default.

In November 2011, we entered into a small resecuritization transaction that, upon its January 2012 closing, provides us with long-term financing for the asset subject to the resecuritization. The amount of financing resulting from this transaction amounted to $1.5 million and the expected term is three to four years. While we may from time to time use resecuritizations as a way to finance our assets, we expect the vast majority of our financing needs to be met through the use of reverse repos.

As of December 31, 2011 and December 31, 2010, we had $896.2 million and $777.8 million, respectively of borrowings outstanding under our reverse repos. As of December 31, 2011, the remaining terms on our reverse repos ranged from 3 to 180 days, with an average remaining term of 33 days. As of December 31, 2010, the remaining terms on our reverse repos ranged from 13 to 178 days, with an average remaining term of 52 days. The decline in the weighted average remaining maturity was due primarily to a modest shift to shorter-term financing for our Agency whole pools. As year end approached we noted an increase in financing costs, and in response we shifted some of our Agency borrowings to shorter maturities, as we expected financing costs to drop after year end. Following year end, financing costs generally moderated back to pre-year end levels, as expected, and we have subsequently re-lengthened our Agency borrowings. Meanwhile, other than a slight increase in average required haircuts, the terms of our non-Agency reverse repos did not change much over the course of the year. Our borrowings were with nine counterparties as of December 31, 2011 and were with seven counterparties as of December 31, 2010. At December 31, 2011 and 2010, we did not have an amount at risk under our reverse repos with a single counterparty greater than 10% of our shareholders’ equity. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of December 31, 2011 and 2010, our reverse repos had a weighted average borrowing rate of 0.82% and 0.65%, respectively. As of December 31, 2011, our reverse repos had interest rates ranging from 0.08% to 2.56%. As of December 31, 2010, our reverse repos had interest rates ranging from 0.27% to 2.60%. MBS and other securities pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.1 billion and $886.4 million as of December 31, 2011 and December 31, 2010, respectively. The interest rates of the reverse repos are generally indexed to the one-month LIBOR rate and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Although we finance most of our holdings of Agency RMBS, as of December 31, 2011, we held unencumbered Agency pools, on a settlement date basis, in the amount of $27.4 million.

We held cash and cash equivalents of approximately $62.7 million and $35.8 million as of December 31, 2011 and December 31, 2010, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the year ended December 31, 2011, we paid total dividends in the amount of $42.4 million. In February 2012, our Board of Directors approved a dividend related to the fourth quarter of 2011 in the amount of $0.40 per share, or approximately $6.7 million. This dividend is payable on March 15, 2012 to shareholders of record as of March 1, 2012. During the years ended December 31, 2010 and 2009, we paid total dividends in the amount of $33.9 million and $30.8 million, respectively.

For the year ended December 31, 2011, our operating activities used net cash in the amount of $47.5 million, while our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $118.5 million. Thus our operating activities, when combined with our reverse repo financing activities provided net cash in the amount of $71.0 million. Of this $71.0 million, we used $42.4 million to pay dividends, our share repurchases used cash in the amount of $1.1 million and we used $0.6 million to pay offering costs, thereby increasing our cash holdings by $26.9 million to $62.7 million as of December 31, 2011 from $35.8 million as of December 31, 2010. For the year ended December 31, 2010, our operating activities used net cash in the amount of $347.5 million, while our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $217.8 million. We also received net cash proceeds from the issuance of shares of $98.3 million. Thus our operating activities, when combined with our reverse repo financing activities and share issuance activities, used net cash of $31.5 million for the year ended December 31, 2010. In addition to this $31.5 million, we used $33.9 million to pay dividends, and we used $1.7 million to pay offering costs, thereby in aggregate reducing our cash holdings by $67.1 million to $35.8 million as of December 31, 2010 from $102.9 million as of December 31, 2009.

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

Contractual Obligations and Commitments

We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see “—Management Agreement.”

We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. When we enter into a reverse repo, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repo. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See “—Liquidity and Capital Resources” for a summary of our borrowings on reverse repos.

As of December 31, 2011, we had an aggregate amount at risk under our reverse repos with nine counterparties of approximately $169.7 million and as of December 31, 2010, we had an aggregate amount at risk under our reverse repos with seven counterparties of approximately $114.1 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amounts at risk as of December 31, 2011 and December 31, 2010 do not include approximately $2.6 million and $2.4 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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

As of December 31, 2011, we had an aggregate amount at risk under our derivative contracts with seven counterparties of approximately $10.8 million. As of December 31, 2010, we had an aggregate amount at risk under our derivatives contracts with eight counterparties of approximately $18.7 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or “ISDA,” trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at December 31, 2011 and December 31, 2010 collateral posted by the Company and held by a third party custodian in the amount of approximately $9.6 million and $9.0 million, respectively.

We purchase and sell certain non-derivative securities, including TBAs, on a when-issued or delayed delivery basis under Master Securities Forward Transaction Agreements, or “MSFTAs.” Since delivery for these securities extends beyond the typical settlement dates for most non-derivative investments, these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties.

As of December 31, 2011, in connection with our MSFTAs, we had an aggregate amount at risk with three counterparties of approximately $1.4 million. As of December 31, 2010, in connection with our MSFTAs, we had an aggregate amount at risk with four counterparties of approximately $6.9 million. Amounts at risk in connection with our MSFTAs represent the aggregate excess, if any, for each counterparty of the net fair value of our non-derivative securities plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the non-derivative securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

Off-Balance Sheet Arrangements

As of December 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

The primary components of our market risk at December 31, 2011 and 2010 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Credit Risk

We are subject to credit risk in connection with many of our assets, especially non-Agency MBS. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk.

Default Risk

Default risk is the risk that borrowers will fail to make principal and interest payments on their mortgage loans. We may attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps on individual RMBS or MBS indices, whereby we would receive payments upon the occurrence of a credit event on the underlying reference asset or assets. We also rely on third-party mortgage servicers to mitigate our default risk, but such third-party mortgage servicers may have little or no economic incentive to do so.

Using the mortgage loans underlying the ABX 2006-21 index as a proxy for general trends, default risk has stabilized over the past year, but remains at elevated levels. For example, approximately 43% of the ABX 2006-2 mortgage loans were sixty days or greater delinquent in January 2012, as compared to approximately 51% at the beginning of 2010. Furthermore, just over 3% of performing borrowers underlying the ABX 2006-2 index became delinquent on their mortgage payments in January 2012, as compared to almost 5% in January 2010. Given that mortgage default rates have been highly correlated to home price declines, the S&P/Case-Shiller 20-city home price index has also been a useful reference point when assessing default risk. This index declined 4% year-over-year as of December 2011, and continued downward trends in home prices could increase mortgage defaults.

Severity Risk

Severity risk is the risk of loss upon a borrower default on a mortgage loan underlying our RMBS. Severity risk includes the risk of loss of value of the property underlying the mortgage loan as well as the risk of loss associated with taking over the property, including foreclosure costs. We rely on third-party mortgage servicers to mitigate our severity risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan loss severities. Such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default. Stabilization in severity risk could prove to be temporary if the pace of property liquidations increases, or should foreclosure moratoria lead to increased costs and substantial delays, or should the servicer be unable to take foreclosure and liquidation actions on delinquent mortgages, thereby delaying the ultimate pass through of cash to securitization trusts. Conversely, such stabilization may prove more permanent to the extent that mortgage servicers increase their use of modifications involving principal forgiveness. In order to stem heightened foreclosure activity, the government has taken steps to encourage principal forgiveness on defaulted mortgage loans. These steps may ultimately alleviate risk of foreclosure, but their success relies on effective implementation by mortgage loan servicers.

[1]	The ABX 2006-2 index is a widely used index composed of 20 credit default swaps referencing mortgage-backed securities issued during the first six months of 2006 and backed by subprime mortgage loans originated in late 2005 and early 2006. It is used in this section to show general trends in applicable markets for the periods indicated.

For example, for the mortgage loans underlying the ABX 2006-2 index, monthly loss severities on liquidated loans have ranged between approximately 75% and 81% from January 2011 through January 2012, and are approximately 5% higher than their early 2010 levels.

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio. We attempt to take these effects into account in making asset management decisions with respect to our assets. Additionally, increases in prepayment rates may cause us to experience losses on our IOs and IIOs, as those securities are extremely sensitive to prepayment rates. In the current low interest rate environment, one might typically expect an increase in prepayment levels/speeds; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of increase in prepayments is not what one would typically expect. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. Prepayments have leveled off and we believe heightened prepayment levels are unlikely to resume as many borrowers who are eligible to refinance have already done so.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with certain of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates, or certain deep discount floating rate RMBS, which benefit from rising interest rates. We selectively hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasuries, Eurodollar futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from certain non-Agency MBS positions.

The following sensitivity analysis table shows the estimated impact on the fair value of our portfolio segregated by certain identified categories as of December 31, 2011, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$3,870	$8,234	$(3,379)	$(6,262)
Non-Agency RMBS, CMBS, and Commercial Mortgage Loans	6,135	12,202	(6,202)	(12,472)
U.S. Treasury Securities, Interest Rate Swaps and Futures	(7,861)	(15,972)	7,612	14,974
Mortgage-Related Derivatives	(765)	(1,380)	915	1,979
Repurchase Agreements and Reverse Repurchase Agreements	(280)	(418)	318	635

Total	$1,099	$2,666	$(736)	$(1,146)

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

The above analysis utilizes assumptions and estimates based on management’s judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2011 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “—Special Note Regarding Forward-Looking Statements.”

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ellington Financial LLC

In our opinion, the accompanying consolidated statement of assets, liabilities and shareholders’ equity including the consolidated condensed schedule of investments, and the related consolidated statement of operations, consolidated statement of changes in shareholders’ equity and consolidated statement of cash flows present fairly, in all material respects, the financial position of Ellington Financial, LLC (“the Company”) at December 31, 2011 and December 31, 2010, and the results of its operations, the changes in shareholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 127 of the 2011 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, the schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 14, 2012

Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2011	December 31, 2010
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$62,737	$35,791

Investments, financial derivatives and repurchase agreements:
Investments at fair value (Cost—$1,234,203 and $1,232,484)	1,212,483	1,246,067
Financial derivatives—assets at fair value (Cost—$118,281 and $208,958)	102,871	201,335
Repurchase agreements (Cost—$15,750 and $25,684)	15,750	25,684

Total investments, financial derivatives and repurchase agreements	1,331,104	1,473,086
Deposits with dealers held as collateral	34,163	20,394
Receivable for securities sold	533,708	799,142
Interest and principal receivable	6,127	5,909
Other assets	216	—

Total Assets	$1,968,055	$2,334,322

LIABILITIES
Investments and financial derivatives:
Investments sold short at fair value (Proceeds—$459,013 and $775,782)	$462,394	$775,145
Financial derivatives—liabilities at fair value (Net Proceeds—$9,636 and $17,718)	27,040	21,030

Total investments and financial derivatives	489,434	796,175
Reverse repurchase agreements	896,210	777,760
Due to brokers on margin accounts	79,735	166,409
Payable for securities purchased	127,517	184,013
Accounts payable and accrued expenses	1,845	2,485
Base management fee payable	1,396	1,525
Incentive fee payable	—	1,422
Interest and dividends payable	1,002	861

Total Liabilities	1,597,139	1,930,650

SHAREHOLDERS’ EQUITY	370,916	403,672

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,968,055	$2,334,322

ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized; (16,447,651 and 16,498,342 shares issued and outstanding)	$362,047	$394,918
Additional paid-in capital—LTIP units	8,869	8,754

Total Shareholders’ Equity	$370,916	$403,672

PER SHARE INFORMATION:
Common shares	$22.55	$24.47

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars

North America

Long Investments (326.89%) (a) (b) (o)

Mortgage-Backed Securities (322.98%)

Agency Securities (206.07%)

Fixed Rate Agency Securities (195.78%)

Principal and Interest—Fixed Rate Agency Securities (185.76%)
$85,000	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	$90,611
25,882	Federal National Mortgage Association Pool	5.00%	7/41	28,107
25,456	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	26,824
24,164	Federal National Mortgage Association Pool	4.50%	12/41	25,874
20,212	Federal National Mortgage Association Pool	5.00%	8/41	21,937
18,867	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	20,417
18,434	Federal National Mortgage Association Pool	4.50%	9/41	19,738
18,120	Federal National Mortgage Association Pool	4.50%	10/41	19,397
17,391	Federal National Mortgage Association Pool	5.00%	3/41	18,941
17,182	Federal National Mortgage Association Pool	4.50%	9/41	18,328
15,465	Federal Home Loan Mortgage Corporation Pool	5.00%	9/39	16,620
15,243	Federal National Mortgage Association Pool	4.50%	9/41	16,260
14,964	Federal National Mortgage Association Pool	4.50%	11/41	15,991
13,451	Federal National Mortgage Association Pool	4.50%	9/41	14,348
13,554	Federal National Mortgage Association Pool	4.00%	11/41	14,252
13,033	Federal National Mortgage Association Pool	4.50%	9/41	13,927
13,125	Federal National Mortgage Association Pool	4.00%	10/41	13,818
12,593	Federal National Mortgage Association Pool	5.00%	7/41	13,699
11,361	Federal National Mortgage Association Pool	4.50%	4/26	12,154
11,095	Federal National Mortgage Association Pool	5.00%	9/41	12,098
10,358	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	10,902
9,995	Federal Home Loan Mortgage Corporation Pool	5.00%	10/41	10,791
9,468	Federal National Mortgage Association Pool	4.00%	7/26	10,011
9,176	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	9,805
9,149	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,736
9,152	Federal National Mortgage Association Pool	4.00%	5/26	9,657
9,027	Federal National Mortgage Association Pool	4.00%	9/41	9,498
8,468	Federal National Mortgage Association Pool	5.50%	10/39	9,269
8,400	Federal Home Loan Mortgage Corporation Pool	4.00%	3/41	8,851
8,123	Federal National Mortgage Association Pool	5.00%	9/41	8,836
7,437	Federal National Mortgage Association Pool	5.00%	9/41	8,072
7,261	Federal National Mortgage Association Pool	5.50%	5/40	7,947
6,955	Federal National Mortgage Association Pool	5.00%	6/41	7,553
6,878	Federal National Mortgage Association Pool	5.00%	7/41	7,465

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest—Fixed Rate Agency Securities (185.76%) (continued)
$6,852	Federal National Mortgage Association Pool	5.00%	5/41	$7,437
6,823	Federal National Mortgage Association Pool	5.00%	6/41	7,406
6,759	Federal National Mortgage Association Pool	4.00%	6/26	7,147
5,836	Federal National Mortgage Association Pool	5.00%	10/41	6,334
5,531	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	6,095
5,687	Federal National Mortgage Association Pool	4.00%	10/41	5,987
5,514	Federal National Mortgage Association Pool	5.00%	11/40	5,985
5,711	Federal National Mortgage Association Pool	3.50%	11/41	5,883
5,549	Federal Home Loan Mortgage Corporation Pool	4.00%	5/41	5,833
5,209	Federal National Mortgage Association Pool	4.50%	8/41	5,557
4,888	Federal National Mortgage Association Pool	5.00%	8/41	5,330
4,799	Federal National Mortgage Association Pool	5.00%	6/40	5,209
4,837	Federal National Mortgage Association Pool	4.50%	4/41	5,190
4,702	Federal National Mortgage Association Pool	5.00%	9/41	5,127
4,398	Federal Home Loan Mortgage Corporation Pool	3.50%	10/41	4,522
4,150	Federal National Mortgage Association Pool	5.00%	10/41	4,504
4,230	Federal National Mortgage Association Pool	4.00%	9/41	4,454
4,158	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,384
4,100	Federal National Mortgage Association Pool	4.50%	11/41	4,374
3,724	Federal Home Loan Mortgage Corporation Pool	4.50%	9/41	3,963
3,751	Federal National Mortgage Association Pool	3.50%	11/41	3,859
2,565	Federal National Mortgage Association Pool	5.00%	7/41	2,791
2,391	Federal National Mortgage Association Pool	5.00%	11/41	2,595
4,609	Other Federal National Mortgage Association Pools	6.00%	9/39 – 2/40	5,092
1,197	Other Federal Home Loan Mortgage Corporation Pool	6.00%	5/40	1,319
806	Other Government National Mortgage Association Pool	5.50%	3/41	907

				689,018

Interest Only—Fixed Rate Agency Securities (1.38%)
24,381	Other Federal National Mortgage Association	5.00% – 5.50%	1/36 – 10/40	2,734
13,937	Other Federal Home Loan Mortgage Corporation	5.00% – 5.50%	6/33 – 1/39	1,772
9,281	Other Government National Mortgage Association	5.50%	3/36	603

				5,109

TBA—Fixed Rate Agency Securities (8.64%)
30,500	Federal National Mortgage Association (30 Year)	4.00%	1/12	32,033

				32,033

Total Fixed Rate Agency Securities (Cost $718,177)				726,160

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (10.29%)

Principal and Interest—Floating Rate Agency Securities (10.23%)
$9,464	Federal National Mortgage Association Pool	5.10%	5/38	$9,969
6,675	Federal National Mortgage Association Pool	5.28%	12/35	7,027
6,627	Federal National Mortgage Association Pool	5.29%	2/38	6,954
3,364	Federal Home Loan Mortgage Corporation Pool	2.71%	7/34	3,524
3,261	Federal National Mortgage Association Pool	5.52%	7/37	3,493
3,247	Federal National Mortgage Association Pool	5.69%	4/36	3,441
1,906	Federal National Mortgage Association Pool	5.44%	9/37	2,023
1,444	Other Federal National Mortgage Association Pool	5.01%	10/33	1,525

				37,956

Interest Only—Floating Rate Agency Securities (0.06%)
1,476	Other Federal National Mortgage Association Pool	5.50%	8/36	228

				228

Total Floating Rate Agency Securities (Cost $37,594)				38,184

Total Agency Securities (Cost $755,771)				764,344

Private Label Securities (116.91%)

Principal and Interest—Private Label Securities (114.91%)
762,480	Various	0.35% – 9.35%	5/19 – 12/47	426,202

Total Principal and Interest—Private Label Securities (Cost $456,170)				426,202

Interest Only—Private Label Securities (0.48%)
76,167	Various	0.50% – 6.91%	7/35 – 9/47	1,774

Total Interest Only—Private Label Securities (Cost $1,471)				1,774

Other Private Label Securities (1.52%)
201,831	Various	—	6/37 – 9/46	5,650

Total Other Private Label Securities (Cost $6,011)				5,650

Total Private Label Securities (Cost $463,652)				433,626

Total Mortgage-Backed Securities (Cost $1,219,423)				1,197,970

Commercial Mortgage Loans (1.19%) (n)
5,000	Various	6.25%	11/12	4,400

Total Commercial Mortgage Loans (Cost $4,789)				4,400

U.S. Treasury Securities (2.72%)
10,000	U.S. Treasury Note	2.00%	11/21	10,113

Total U.S. Treasury Securities (Cost $9,991)				10,113

Total Long Investments (Cost $1,234,203)				$1,212,483

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (4.24%) (c)
$15,750	Bank of America Securities	0.01%	1/12	$15,750
	Collateralized by Par Value $15,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16

Total Repurchase Agreements (Cost $15,750)				$15,750

Investments Sold Short (-124.66%)

TBA—Fixed Rate Agency Securities Sold Short (-120.43%) (d)
$(147,700)	Federal National Mortgage Association (30 Year)	4.50%	1/12	$(157,185)
(114,200)	Federal National Mortgage Association (30 Year)	5.00%	1/12	(123,376)
(31,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/12	(33,316)
(30,400)	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	1/12	(32,217)
(26,000)	Government National Mortgage Association (30 Year)	5.00%	1/12	(28,805)
(25,300)	Federal National Mortgage Association (15 Year)	4.00%	1/12	(26,688)
(13,500)	Federal National Mortgage Association (30 Year)	5.50%	1/12	(14,700)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	1/12	(11,727)
(8,400)	Federal National Mortgage Association (30 Year)	3.50%	1/12	(8,640)
(4,400)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	1/12	(4,517)
(2,500)	Federal National Mortgage Association (30 Year)	6.00%	1/12	(2,753)
(1,500)	Other Government National Mortgage Association (30 Year)	5.50%	1/12	(1,685)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	1/12	(1,098)

Total TBA—Fixed Rate Agency Securities Sold Short (Proceeds -$443,893)				(446,707)

U.S. Treasury Securities Sold Short (-4.23%)
(15,000)	U.S. Treasury Note	1.75%	5/16	(15,687)

Total U.S. Treasury Securities Sold Short (Proceeds -$15,120)				(15,687)

Total Investments Sold Short (Proceeds -$459,013)				$(462,394)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives—Assets (27.73%)

Swaps (27.73%) (e)

Long Swaps:
Interest Rate Swaps (g)	Interest Rates	$4,500	10/16	$68

Short Swaps:
Credit Default Swaps on Asset Backed Securities (h)	Credit	(74,787)	9/34 – 12/36	61,498
Credit Default Swaps on Asset Backed Indices: (i)	Credit
ABX.HE AAA 2006-2 Index		(62,842)	5/46	35,542
Other		(19,800)	3/49 – 10/52	4,761
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(106,500)	12/16	963
Interest Rate Swaps (g)	Interest Rates	(25,000)	12/14	27

Total Swaps (Cost $118,281)				102,859

Futures (-0.00%)
Short Futures:
Eurodollar Futures (m)	Interest Rates	(147,000)	3/12 – 9/13	12

Total Futures				12

Total Financial Derivatives—Assets (Cost $118,281)				$102,871

Financial Derivatives—Liabilities (-7.29%)

Swaps (-7.29%)

Long Swaps:
Credit Default Swaps on Asset Backed Indices (Proceeds - $9,636) (f)	Credit	$22,615	6/36 – 2/51	$(9,548)

Short Swaps:
Interest Rate Swaps (j)	Interest Rates	(280,400)	4/14 – 12/21	(17,218)
Total Return Swaps (l)	Equity Market	(20,571)	9/12 – 9/13	(274)

Total Swaps (Proceeds -$9,636)				(27,040)

Total Financial Derivativess—Liabilities (Proceeds -$9,636)				$(27,040)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONCLUDED)

(a)	See Notes 2 and 9 in Notes to Consolidated Financial Statements.
(b)

At December 31, 2011, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 142.04%, 63.62%, and 0.41% of shareholders’ equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(d)

At December 31, 2011, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 93.03%, 19.18%, and 8.22% of shareholders’ equity, respectively.

(e)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	8.15%
Affiliates of Credit Suisse	7.27%
Affiliates of Deutsche Bank	5.65%

(f)	For long credit default swaps on asset backed indices, the Company sold protection.
(g)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(h)	For short credit default swaps on asset backed securities, the Company purchased protection.
(i)	For short credit default swaps on asset backed indices, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(l)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.
(m)	Every $1,000,000 in notional value represents one contract.
(n)	Maturity date may be extended through November 4, 2015.
(o)

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

Rating Description	Percentage of Shareholders’ Equity
U.S. Treasury Securities	2.72%
Unrated but Agency-Guaranteed	206.07%
Aaa/AAA/AAA	1.25%
Aa/AA/AA	1.88%
A/A/A	5.44%
Baa/BBB/BBB	3.46%
Ba/BB/BB or below	103.36%
Unrated	2.71%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars

North America

Long Investments (308.68%) (a) (b) (m)

Mortgage-Backed Securities (308.68%)

Agency Securities (224.28%)

Fixed Rate Agency Securities (204.19%)

Principal and Interest—Fixed Rate Agency Securities (190.72%)
$93,296	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	$92,662
75,287	Government National Mortgage Association Pool	5.00%	4/40	80,769
41,442	Federal National Mortgage Association Pool	5.00%	8/40	43,660
31,029	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	30,806
29,867	Federal Home Loan Mortgage Corporation Pool	4.50%	9/40	30,665
27,829	Federal National Mortgage Association Pool	4.50%	11/40	28,596
25,016	Government National Mortgage Association Pool	4.50%	5/40	26,108
24,331	Federal Home Loan Mortgage Corporation Pool	5.00%	8/40	25,551
20,674	Federal National Mortgage Association Pool	5.00%	11/40	21,783
20,370	Federal National Mortgage Association Pool	3.50%	11/40	19,453
17,518	Federal Home Loan Mortgage Corporation Pool	5.00%	9/40	18,396
17,827	Federal Home Loan Mortgage Corporation Pool	4.50%	11/40	18,298
16,318	Federal National Mortgage Association Pool	5.00%	10/40	17,234
16,073	Federal National Mortgage Association Pool	4.50%	12/40	16,526
15,061	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	14,958
14,674	Federal National Mortgage Association Pool	4.00%	11/40	14,602
14,053	Federal National Mortgage Association Pool	4.00%	12/40	14,008
14,086	Federal National Mortgage Association Pool	3.50%	1/41	13,451
11,888	Federal National Mortgage Association Pool	4.50%	9/40	12,209
11,074	Government National Mortgage Association Pool	5.00%	6/40	11,859
11,018	Federal National Mortgage Association Pool	4.50%	7/25	11,574
9,887	Government National Mortgage Association Pool	5.00%	7/40	10,523
9,534	Federal National Mortgage Association Pool	5.50%	10/39	10,238
9,622	Federal National Mortgage Association Pool	4.50%	8/25	10,110
9,697	Federal Home Loan Mortgage Corporation Pool	4.50%	11/40	9,953
9,185	Government National Mortgage Association Pool	5.00%	4/40	9,837
8,436	Federal Home Loan Mortgage Corporation Pool	4.50%	10/40	8,648
7,945	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	8,633
8,224	Federal Home Loan Mortgage Corporation Pool	5.00%	8/40	8,637
7,307	Federal National Mortgage Association Pool	5.00%	7/40	7,690
7,189	Government National Mortgage Association Pool	5.00%	8/40	7,699
7,203	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	7,166
6,727	Federal National Mortgage Association Pool	5.00%	8/40	7,087

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest—Fixed Rate Agency Securities (190.72%) (continued)
$6,194	Government National Mortgage Association Pool	5.00%	7/40	$6,593
5,820	Federal National Mortgage Association Pool	6.00%	12/38	6,327
6,262	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	6,219
6,096	Federal National Mortgage Association Pool	4.00%	11/40	6,064
6,097	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	6,066
5,703	Federal National Mortgage Association Pool	4.50%	8/25	5,989
5,433	Federal National Mortgage Association Pool	5.00%	11/40	5,723
5,093	Federal National Mortgage Association Pool	4.50%	8/25	5,348
5,082	Federal National Mortgage Association Pool	4.50%	12/40	5,222
4,812	Federal National Mortgage Association Pool	4.50%	11/40	4,945
4,377	Federal National Mortgage Association Pool	5.50%	11/39	4,689
4,637	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,605
4,394	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	4,372
4,003	Government National Mortgage Association Pool	5.00%	7/40	4,261
3,612	Federal National Mortgage Association Pool	4.50%	12/40	3,712
3,218	Federal Home Loan Mortgage Corporation Pool	5.00%	9/40	3,383
3,356	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	3,338
2,932	Federal National Mortgage Association Pool	4.50%	9/25	3,074
2,779	Federal Home Loan Mortgage Corporation Pool	4.00%	8/40	2,765
2,157	Federal Home Loan Mortgage Corporation Pool	4.00%	12/40	2,146
5,210	Other Federal National Mortgage Association Pools	6.00%	9/39 –2/40	5,665

				769,895

TBA—Fixed Rate Agency Securities (13.47%)
25,000	Government National Mortgage Association (30 Year)	4.00%	1/11	25,152
25,000	Federal National Mortgage Association (30 Year)	4.00%	2/11	24,797
4,650	Federal National Mortgage Association (30 Year)	3.50%	1/11	4,441

				54,390

Total Fixed Rate Agency Securities (Cost $828,147)				824,285

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars

Floating Rate Agency Securities (20.09%)

Principal and Interest—Floating Rate Agency Securities (20.09%)
$15,367	Federal National Mortgage Association Pool	5.84%	12/36	$16,266
12,274	Federal National Mortgage Association Pool	5.68%	1/38	13,025
11,854	Federal National Mortgage Association Pool	5.10%	5/38	12,476
10,984	Federal National Mortgage Association Pool	5.22%	12/35	11,568
8,928	Federal National Mortgage Association Pool	5.76%	10/36	9,392
8,641	Federal National Mortgage Association Pool	5.22%	2/38	9,127
4,123	Federal National Mortgage Association Pool	5.69%	4/36	4,380
3,012	Federal National Mortgage Association Pool	5.50%	9/37	3,173
1,608	Federal National Mortgage Association Pool	6.06%	1/38	1,686

Total Principal and Interest—Floating Rate Agency Securities (Cost $80,167)				81,093

Total Floating Rate Agency Securities (Cost $80,167)				81,093

Total Agency Securities (Cost $908,314)				905,378

Private Label Securities (84.40%)

Principal and Interest—Private Label Securities (82.97%)
482,838	Various	0.32% –53.41%	6/18 –2/51	334,909

Total Principal and Interest—Private Label Securities (Cost $321,068)				334,909

Interest Only—Private Label Securities (1.43%)
127,239	Various	0.50% –5.24%	4/35 –9/47	5,780

Total Interest Only—Private Label Securities (Cost $2,491)				5,780

Other Private Label Securities (0.00%)
225,640	Various	—	6/37	—

Total Other Private Label Securities (Cost $611)				—

Total Private Label Securities (Cost $324,170)				340,689

Total Mortgage-Backed Securities (Cost $1,232,484)				1,246,067

Total Long Investments (Cost $1,232,484)				$1,246,067

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars

Repurchase Agreements (6.36%) (c)
$25,684	Credit Suisse First Boston	0.00%	1/11	$25,684

	Collateralized by Par Value $27,000 U.S. Treasury Note, Coupon 2.63%, Maturity Date 11/20

Total Repurchase Agreements (Cost $25,684)				$25,684

Investments Sold Short (-192.02%)

TBA—Fixed Rate Agency Securities Sold Short (-185.71%) (d)
$(136,500)	Federal National Mortgage Association (30 Year)	4.50%	1/11	$(140,094)
(113,000)	Government National Mortgage Association (30 Year)	5.00%	1/11	(120,168)
(114,500)	Federal National Mortgage Association (30 Year)	4.00%	1/11	(113,901)
(62,000)	Federal National Mortgage Association (30 Year)	5.00%	1/11	(65,172)
(63,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	1/11	(62,547)
(40,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	2/11	(39,594)
(35,000)	Federal National Mortgage Association (15 Year)	4.50%	1/11	(36,698)
(33,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/11	(34,614)
(30,000)	Government National Mortgage Association (30 Year)	5.00%	2/11	(31,842)
(27,500)	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	1/11	(28,175)
(24,500)	Government National Mortgage Association (30 Year)	4.50%	1/11	(25,432)
(25,000)	Government National Mortgage Association (30 Year)	4.00%	1/11	(25,172)
(16,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	1/11	(17,053)
(7,500)	Federal National Mortgage Association (30 Year)	6.00%	1/11	(8,153)
(1,000)	Federal National Mortgage Association (30 Year)	5.50%	2/11	(1,068)

Total TBA—Fixed Rate Agency Securities Sold Short (Proceeds -$750,520)				(749,683)

U.S. Treasury Securities Sold Short (-6.31%)
(27,000)	U.S. Treasury Note	2.63%	11/20	(25,462)

Total U.S. Treasury Securities Sold Short (Proceeds -$25,262)				(25,462)

Total Investments Sold Short (Proceeds -$775,782)				$(775,145)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars

Financial Derivatives — Assets (49.88%)

Swaps (49.88%) (e)

Long Swaps:
Credit Default Swaps on Asset Backed Indices (Cost $4,033) (f)	Credit	$74,128	6/36 – 7/36	$3,567
Interest Rate Swaps (g)	Interest Rates	5,000	12/20	47

Short Swaps:
Credit Default Swaps on Asset Backed Securities (h)	Credit	(127,089)	6/34 – 12/36	102,850
Credit Default Swaps on Asset Backed Indices: (i)	Credit
ABX.HE AAA 2007-1 Index		(108,595)	8/37	60,649
Other		(92,449)	8/37 – 2/51	32,474
Interest Rate Swaps (j)	Interest Rates	(60,000)	12/15 – 12/20	1,748

Total Swaps (Cost $208,958)				201,335

Total Financial Derivatives—Assets (Cost $208,958)				$201,335

Financial Derivatives—Liabilities (-5.21%)

Swaps (-4.99%)

Long Swaps:
Credit Default Swaps on Asset Backed Indices (Proceeds -$17,559) (f)	Credit	$37,589	8/37 – 12/49	$(17,942)
Interest Rate Swaps (g)	Interest Rates	10,000	11/15 – 11/20	(215)

Short Swaps:
Interest Rate Swaps (j)	Interest Rates	(83,750)	10/14 – 12/15	(1,461)
Credit Default Swaps on Asset Backed Indices (i)	Credit	(4,435)	7/36	(336)
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(19,700)	6/15	(186)

Total Swaps (Net Proceeds -$17,718)				(20,140)

Futures (-0.22%)

Short Futures:
Eurodollar Futures (l)	Interest Rates	(400,000)	3/11 – 9/12	(890)

Total Futures				(890)

Total Financial Derivatives—Liabilities (Net Proceeds -$17,718)				$(21,030)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2010 (CONCLUDED)

(a)	See Notes 2 and 9 in Notes to Consolidated Financial Statements.
(b)	At December 31, 2010, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 102.88%, 76.12%, and 45.28% of shareholders’ equity, respectively.
(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(d)	At December 31, 2010, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 90.44%, 45.08%, and 50.19% of shareholders’ equity, respectively.
(e)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	19.22%
Affiliates of Credit Suisse	9.07%

(f)	For long credit default swaps on asset backed indices, the Company sold protection.
(g)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(h)	For short credit default swaps on asset backed securities, the Company purchased protection.
(i)	For short credit default swaps on asset backed indices, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(l)	Every $1,000,000 in notional value represents one contract.
(m)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Rating Description	Percentage of Shareholders’ Equity
Unrated but Agency-Guaranteed	224.28%
Aaa/AAA/AAA	6.81%
Aa/AA/AA	13.91%
A/A/A	4.46%
Baa/BBB/BBB	6.00%
Ba/BB/BB or below	53.22%
Unrated	0.00%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$63,540	$45,627	$51,715

EXPENSES
Base management fee	5,744	4,910	4,247
Incentive fee	612	4,428	18,874
Share-based LTIP expense	147	1,987	3,625
Interest expense	6,647	3,826	2,461
Professional fees	1,630	1,952	1,989
Compensation expense	1,235	935	390
Insurance expense	711	1,114	513
Agency and administration fees	915	743	613
Custody and other fees	954	682	433
Directors’ fees and expenses	250	263	219

Total expenses	18,845	20,840	33,364

NET INVESTMENT INCOME	44,695	24,787	18,351

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	10,524	23,670	(14,814)
Swaps	17,400	5,761	6,808
Futures	(1,093)	(3,689)	(698)
Purchased options	—	(581)	(3,478)

	26,831	25,161	(12,182)

Change in net unrealized gain (loss) on:
Investments	(39,321)	5,085	88,965
Swaps	(22,780)	(15,186)	(139)
Futures	902	182	(1,072)
Purchased options	—	542	(542)

	(61,199)	(9,377)	87,212

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	(34,368)	15,784	75,030

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$10,327	$40,571	$93,381

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.61	$3.04	$7.52

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
(In thousands)	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income	$44,695	$24,787	$18,351
Net realized gain (loss) on investments and financial derivatives	26,831	25,161	(12,182)
Change in net unrealized gain (loss) on investments and financial derivatives	(61,199)	(9,377)	87,212

Net increase in shareholders’ equity resulting from operations	10,327	40,571	93,381

CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Net proceeds from the issuance of shares (1)	—	98,310	—
Shares issued in connection with incentive fee payment	203	528	1,660
Dividends paid	(42,382)	(33,906)	(30,832)
Shares repurchased	(1,051)	—	(7,331)
Net offering costs	—	(3,612)	—
Share-based LTIP awards	147	1,987	3,625
Special distribution to Ellington Financial Management LLC	—	—	(1,787)

Net increase (decrease) in shareholders’ equity from shareholder transactions	(43,083)	63,307	(34,665)

Net increase (decrease) in shareholders’ equity	(32,756)	103,878	58,716
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	403,672	299,794	241,078

SHAREHOLDERS’ EQUITY, END OF PERIOD	$370,916	$403,672	$299,794

(1)	Proceeds from the issuance of shares is net of placement fees of $2,940.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$10,327	$40,571	$93,381
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase in shareholders’ equity resulting from operations to net cash used in operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	61,199	9,377	(87,212)
Net realized (gain) loss on investments and financial derivatives	(26,831)	(25,161)	12,182
Amortization of premiums and accretion of discounts (net)	(9,012)	(6,643)	(10,905)
Purchase of investments	(3,510,693)	(2,738,252)	(1,223,509)
Proceeds from disposition of investments	3,456,869	2,193,660	879,821
Proceeds from principal payments of investments	105,974	111,279	103,861
Proceeds from investments sold short	903,545	814,444	509,587
Repurchase of investments sold short	(1,254,648)	(563,798)	(50,158)
Payments made to open financial derivatives	(150,437)	(310,677)	(122,125)
Proceeds received to close financial derivatives	255,346	211,160	163,162
Proceeds received to open financial derivatives	27,209	81,754	5,802
Payments made to close financial derivatives	(33,213)	(65,882)	(27,147)
Shares issued in connection with incentive fee payment	203	528	1,660
Share-based LTIP expense	147	1,987	3,625
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	9,934	(25,684)	4,529
(Increase) decrease in receivable for securities sold	265,434	(285,321)	(482,330)
(Increase) decrease in deposits with dealers held as collateral	(13,769)	2,677	(121)
(Increase) decrease in interest and principal receivable	(218)	3,389	(1,576)
(Increase) decrease in other assets	—	—	309
Increase (decrease) in liabilities:
Increase (decrease) in due to brokers on margin accounts	(86,674)	59,926	(18,337)
Increase (decrease) in payable for securities purchased	(56,496)	142,368	26,136
Increase (decrease) in accounts payable and accrued expenses	(239)	1,101	(353)
Increase (decrease) in incentive fee payable	(1,422)	(853)	2,275
Increase in interest and dividends payable	141	113	96
Increase (decrease) in base management fee payable	(129)	388	829

Net cash used in operating activities	(47,453)	(347,549)	(216,518)

Cash flows provided by (used in) financing activities:
Net proceeds received from the issuance of shares (1)	—	98,310	—
Shares repurchased	(1,051)	—	(7,331)
Offering costs paid	(618)	(1,709)	(1,463)
Special distribution to Ellington Financial Management LLC	—	—	(1,837)
Dividends paid	(42,382)	(33,906)	(30,832)
Reverse repurchase agreements, net of repayments	118,450	217,782	299,444

Net cash provided by financing activities	74,399	280,477	257,981

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,946	(67,072)	41,463
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,791	102,863	61,400

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,737	$35,791	$102,863

Supplemental disclosure of cash flow information:
Interest paid	$6,600	$3,631	$2,309

Shares issued in connection with incentive fee payment (non-cash)	$203	$528	$1,660

Share-based LTIP awards (non-cash)	$147	$1,987	$3,625

Aggregate TBA trade activity (buys + sells) (non-cash)	$21,558,273	$16,071,356	$5,136,494

(1)	Proceeds from the issuance of shares is net of placement fees of $2,940.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

On October 14, 2010, the Company closed its initial public offering of its common shares representing limited liability company interests, or common shares, pursuant to which it sold 4,500,000 common shares to the public at a public offering price of $22.50. The Company raised approximately $101.3 million in gross proceeds, resulting in net proceeds of approximately $94.7 million, after deducting underwriting discounts and offering costs. The Company’s common shares trade on the New York Stock Exchange under the symbol “EFC.”

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

(C) Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on MBS, commercial mortgage loans and U.S. Treasury holdings, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses.

(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of December 31, 2011, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation. As of December 31, 2010, 70% and 30% of cash and cash equivalents were held in the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively.

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

Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset backed securities, credit default swaps on asset backed indices, credit default swaps on corporate bonds, credit default swaps on corporate bond indices, interest rate swaps, total return swaps and Eurodollar futures contracts.

Swap assets are included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Swap liabilities are included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized appreciation on futures contracts is included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Unrealized depreciation on futures contracts is included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For total return swaps, interest rate swaps, credit default swaps, and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 354%, 111%, 92% and 65%, respectively, of average monthly notional amounts of each such category outstanding during the year ended December 31, 2011. For interest rate swaps, credit default swaps, and futures, notional amounts reflected on the Consolidated Condensed Schedule of Investments represent approximately 318%, 133%, and 38%, respectively, of average monthly notional amounts of each such category outstanding during the year ended December 31, 2010. The Company uses average monthly notional amounts outstanding to indicate the volume of activity with respect to these instruments.

(F) Investments Sold Short: When the Company sells securities short, it typically satisfies its security delivery settlement obligation by obtaining the security sold from the same or a different counterparty via repurchase agreement. The Company generally is required to deliver cash or securities as collateral to the repurchase agreement counterparty. The amount by which the market value of the obligation falls short of or exceeds the proceeds from the short sale is treated as an unrealized gain or loss, respectively. A realized gain or a loss will be recognized upon the termination of a short sale if the market price is less or greater than the proceeds originally received.

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

Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At December 31, 2011, the Company’s open reverse repurchase agreements had remaining terms that averaged 33 days and ranged from 3 to 180 days and had interest rates that averaged 0.82% and ranged from 0.08% to 2.56%. At December 31, 2011, approximately 73% of open reverse repurchase agreements were with four counterparties. At December 31, 2010, the Company’s open reverse repurchase agreements had remaining terms averaged 52 days and ranged from 13 to 178 days and had interest rates that averaged 0.65% and ranged from 0.27% to 2.60%. At December 31, 2010, approximately 77% of open reverse repurchase agreements were with four counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of December 31, 2011 and December 31, 2010, the Company did not have any material seller financing. No transactions are accounted for as linked transactions at December 31, 2011 and December 31, 2010.

(H) Purchased Options: The Company has entered into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid. The Company had no purchased options outstanding as of December 31, 2011 and December 31, 2010.

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

The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier- month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2010, total assets included $54.4 million of TBAs as well as $753.0 million of receivable for securities sold relating to unsettled TBA sales.

As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2010, total liabilities included $749.7 million of TBAs sold short as well as $54.7 million of payable for securities purchased relating to unsettled TBA purchases. On a net basis, as of December 31, 2011, the Company held a net short position in TBAs of $414.7 million while at December 31, 2010, the Company held a net short position in TBAs of $695.3 million.

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

(Q) Recent Accounting Pronouncements: In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This amends ASU 210-20, Balance Sheet Offsetting, to require new disclosures about balance sheet offsetting for derivative and financial instruments which are offset on the Statement of Assets, Liabilities and Shareholders’ Equity. The update requires disclosure of gross asset and liability amounts for financial instruments shown net on the Statement of Assets, Liabilities and Shareholders’ Equity. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and is to be applied retrospectively. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this update will have a material impact on the Company’s financial statements and the new disclosures will be applied prospectively.

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

The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at December 31, 2011:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at fair value—
U.S. Treasury and Agency residential mortgage-backed securities	$—	$769,120	$5,337	$774,457
Private label residential mortgage-backed securities	—	—	417,533	417,533
Private label commercial mortgage-backed securities	—	—	16,093	16,093
Commercial Mortgage Loans	—	—	4,400	4,400

Total investments at fair value	—	769,120	443,363	1,212,483

Financial derivatives-assets at fair value—
Credit default swaps on corporate indices	—	963	—	963
Credit default swaps on asset backed securities	—	—	61,498	61,498
Credit default swaps on asset backed indices	—	40,303	—	40,303
Interest rate swaps	—	95	—	95
Unrealized appreciation on futures contracts	12	—	—	12

Total financial derivatives-assets at fair value	12	41,361	61,498	102,871

Repurchase agreements	—	15,750	—	15,750

Total investments, financial derivatives-assets and repurchase agreements	$12	$826,231	$504,861	$1,331,104

Liabilities:
Investments sold short at fair value—
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(462,394)	$—	$(462,394)

Financial derivatives-liabilities at fair value—
Credit default swaps on asset backed indices	—	(9,548)	—	(9,548)
Total return swaps	—	(274)	—	(274)
Interest rate swaps	—	(17,218)	—	(17,218)

Total financial derivatives-liabilities at fair value	—	(27,040)	—	(27,040)

Total investments sold short and financial derivatives-liabilities	$—	$(489,434)	$—	$(489,434)

Investments under the U.S. Treasury and Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers between Level 1, Level 2 or Level 3 financial instruments during the year ended December 31, 2011.

The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at December 31, 2010:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Investments at fair value—
U.S. Treasury and Agency residential mortgage-backed securities	$—	$905,378	$—	$905,378
Private label residential mortgage-backed securities	—	—	338,839	338,839
Private label commercial mortgage-backed securities	—	—	1,850	1,850

Total investments at fair value	—	905,378	340,689	1,246,067

Financial derivatives-assets at fair value—
Credit default swaps on asset backed securities	—	—	102,850	102,850
Credit default swaps on asset backed indices	—	96,690	—	96,690
Interest rate swaps	—	1,795	—	1,795

Total financial derivatives-assets at fair value	—	98,485	102,850	201,335

Repurchase agreements	—	25,684	—	25,684

Total investments, financial derivatives-assets and repurchase agreements	$—	$1,029,547	$443,539	$1,473,086

Liabilities:
Investments sold short at fair value—
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(775,145)	$—	$(775,145)

Financial derivatives-liabilities at fair value—
Credit default swaps on corporate indices	—	(186)	—	(186)
Credit default swaps on asset backed indices	—	(18,278)	—	(18,278)
Interest rate swaps	—	(1,676)	—	(1,676)
Unrealized depreciation on futures contracts	(890)	—	—	(890)

Total financial derivatives-liabilities at fair value	(890)	(20,140)	—	(21,030)

Total investments sold short and financial derivatives-liabilities	$(890)	$(795,285)	$—	$(796,175)

There were no transfers of financial instruments between Level 1, Level 2 or Level 3 during the year ended December 31, 2010.

At December 31, 2010, the Company held money market investments that are included in cash and cash equivalents on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity and are considered Level 1 financial instruments.

The tables below include a roll-forward of the Company’s financial instruments for the years ended December 31, 2011, 2010, and 2009, respectively (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Year Ended December 31, 2011

(In thousands)	Beginning Balance as of December 31, 2010	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2011
Assets:
Investments at fair value—
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(1,457)	$97	$(2,078)	$9,930	$(1,155)	$—	$5,337
Private label residential mortgage-backed securities	338,839	16,259	17,246	(43,559)	342,360	(253,612)	—	417,533
Private label commercial mortgage-backed securities	1,850	539	1,121	(2,987)	27,564	(11,994)	—	16,093
Commercial Mortgage Loans	—	114	—	(389)	4,675	—	—	4,400

Total investments at fair value	340,689	15,455	18,464	(49,013)	384,529	(266,761)	—	443,363

Financial derivatives- assets at fair value
Credit default swaps on asset backed securities	102,850	—	9,969	(5,721)	5,942	(51,542)	—	61,498

Total financial derivatives- assets at fair value	102,850	—	9,969	(5,721)	5,942	(51,542)	—	61,498

Total investments and financial derivatives-assets at fair value	$443,539	$15,455	$28,433	$(54,734)	$390,471	$(318,303)	$—	$504,861

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in the net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2011, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2011. For Level 3 financial instruments held by the Company at December 31, 2011, change in net unrealized gain (loss) of $(39.6) million and $(14.2) million for the year ended December 31, 2011 relate to investments and financial derivative-assets, respectively, held by the Company at December 31, 2011.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Year Ended December 31, 2010

(In thousands)	Beginning Balance as of December 31, 2009	Accreted Discounts/ Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of December 30, 2010
Assets:
Investments at fair value—
Private label residential mortgage-backed securities	$210,364	$11,632	$22,933	$20,083	$324,286	$(250,459)	$—	$338,839
Private label commercial mortgage-backed securities	—	(13)	—	13	1,850	—	—	1,850

Total investments at fair value	210,364	11,619	22,933	20,096	326,136	(250,459)	—	340,689

Financial derivatives-assets at fair value
Credit default swaps on corporate bonds	8,476	—	(2,281)	(2,650)	1,713	(5,258)	—	—
Credit default swaps on asset backed securities	95,199	—	11,415	(20,085)	45,369	(29,048)	—	102,850
Other swaps	257	—	335	(257)	—	(335)	—	—

Total financial derivatives-assets at fair value	103,932	—	9,469	(22,992)	47,082	(34,641)	—	102,850

Total investments and financial derivatives-assets at fair value	$314,296	$11,619	$32,402	$(2,896)	$373,218	$(285,100)	$—	$443,539

Liabilities:
Financial derivatives-liabilities at fair value
Credit default swaps on asset backed securities	$(10,548)	$—	$(1,657)	$3,881	$8,324	$—	$—	$—

Total financial derivatives-liabilities at fair value	(10,548)	—	(1,657)	3,881	8,324	—	—	—

Total investments sold short and financial derivatives-liabilities at fair value	$(10,548)	$—	$(1,657)	$3,881	$8,324	$—	$—	$—

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2010, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2010. For Level 3 financial instruments held by the Company at December 31, 2010, change in net unrealized gain (loss) of $18.9 million and $(21.0) million for the year ended December 31, 2010 relate to investments and financial derivative-assets, respectively, held by the Company at December 31, 2010.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Year Ended December 31, 2009

(In thousands)	Beginning Balance as of December 31, 2008	Accreted Discounts/ Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of December 30, 2009
Assets:
Investments at fair value—
Private label residential mortgage-backed securities	$124,819	$15,735	$(6,348)	$70,409	$205,460	$(199,711)	$—	$210,364
Auction Rate Securities	17,955	—	(7,054)	7,695	—	(18,596)	—	—
Trade claims	—	—	5,316	—	—	(5,316)	—	—

Total investments at fair value	142,774	15,735	(8,086)	78,104	205,460	(223,623)	—	210,364

Financial derivatives-assets at fair value
Credit default swaps on corporate bonds	10,085	—	(1,403)	(420)	5,124	(4,910)	—	8,476
Credit default swaps on asset backed securities	108,126	—	6,218	(1,443)	41,911	(59,613)	—	95,199
Other swaps	22	—	—	235	—	—	—	257

Total financial derivatives-assets at fair value	118,233	—	4,815	(1,628)	47,035	(64,523)	—	103,932

Total investments and financial derivatives-assets at fair value	$261,007	$15,735	$(3,271)	$76,476	$252,495	$(288,146)	$—	$314,296

Liabilities:
Financial derivatives-liabilities at fair value
Credit default swaps on corporate bonds	$—	$—	$1	$—	$389	$(390)	$—	$—
Credit default swaps on asset backed securities	(10,652)	—	(320)	(911)	1,424	(89)	—	(10,548)

Total financial derivatives-liabilities at fair value	(10,652)	—	(319)	(911)	1,813	(479)	—	(10,548)

Total investments sold short and financial derivatives-liabilities at fair value	$(10,652)	$—	$(319)	$(911)	$1,813	$(479)	$—	$(10,548)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2009, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2009. For Level 3 instruments held by the Company at December 31, 2009, change in net unrealized gain (loss) of $33.0 million, $1.6 million and $(1.2) million for the year ended December 31, 2009 relate to investments, financial derivative-assets and financial derivative-liabilities, respectively, held by the Company at December 31, 2009.

4. Financial Derivatives

Gains and losses on the Company’s derivative contracts for the years ended December 31, 2011, 2010 and 2009 are summarized in the tables below:

December 31, 2011:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2011	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2011
(In thousands)
Financial derivatives—assets
Credit Default Swaps on Asset Backed Securities	Credit	$9,969	$(5,721)
Credit Default Swaps on Asset Backed Indices	Credit	3,751	192
Credit Default Swaps on Corporate Bond Indices	Credit	(709)	(570)
Interest Rate Swaps	Interest Rates	(195)	(1,699)
Eurodollar Futures	Interest Rates	1	12

		12,817	(7,786)

Financial derivatives—liabilities
Credit Default Swaps on Asset Backed Indices	Credit	14,319	474
Credit Default Swaps on Corporate Bond Indices	Credit	(297)	359
Total Return Swaps	Equity Market	(1,599)	(274)
Interest Rate Swaps	Interest Rates	(7,839)	(15,541)
Eurodollar Futures	Interest Rates	(1,094)	890

		3,490	(14,092)

Total		$16,307	$(21,878)

December 31, 2010:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2010	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2010
(In thousands)
Financial derivatives—assets
Credit Default Swaps on Asset Backed Securities	Credit	$11,415	$(20,085)
Credit Default Swaps on Asset Backed Indices	Credit	(7,904)	3,613
Credit Default Swaps on Corporate Bonds	Credit	(2,281)	(2,650)
Other Swaps	Credit	335	(257)
Interest Rate Swaps	Interest Rates	1	1,686

		1,566	(17,693)

Financial derivatives—liabilities
Credit Default Swaps on Asset Backed Securities	Credit	(1,657)	3,881
Credit Default Swaps on Asset Backed Indices	Credit	9,324	(572)
Credit Default Swaps on Corporate Bond Indices	Credit	(1,101)	787
Total Return Swaps	Equity Market	(854)	88
Interest Rate Swaps	Interest Rates	(1,517)	(1,677)
Eurodollar Futures	Interest Rates	(3,689)	182

		506	2,689

Total		$2,072	$(15,004)

December 31, 2009:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2009	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2009
(In thousands)
Financial derivatives—assets
Credit Default Swaps on Asset Backed Securities	Credit	$6,218	$(1,443)
Credit Default Swaps on Asset Backed Indices	Credit	13,337	(3,312)
Credit Default Swaps on Corporate Bond Indices	Credit	(248)	(385)
Credit Default Swaps on Corporate Bonds	Credit	(1,403)	(420)
Total Return Swaps	Equity Market	2,923	(303)
Other Swaps	Credit	—	235
Interest Rate Swaps	Interest Rates	—	109

		20,827	(5,519)

Financial derivatives—liabilities
Credit Default Swaps on Asset Backed Securities	Credit	(320)	(911)
Credit Default Swaps on Asset Backed Indices	Credit	(1)	186
Credit Default Swaps on Corporate Bond Indices	Credit	—	(460)
Credit Default Swaps on Corporate Bonds	Credit	1	—
Total Return Swaps	Equity Market	(4,938)	78
Interest Rate Swaps	Interest Rates	(8,761)	6,487
Eurodollar Futures	Interest Rates	(698)	(1,072)

		(14,717)	4,308

Total		$6,110	$(1,211)

As of December 31, 2011, the Company is party to credit derivative contracts in the form of credit default swaps on mortgage/asset backed indices (ABS index or ABS indices). As a seller of credit protection via ABS indices, the Company receives periodic payments from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at December 31, 2011 and December 31, 2010, respectively, are summarized below:

Credit Default Swaps on Asset Backed Indices	Amount at December 31, 2011	Amount at December 31, 2010
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(9,548)	$(14,375)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$—	$18,286
Notional Amount of Written Credit Derivatives(2)	$(22,615)	$(111,717)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$—	$43,721

(1)	Offsetting transactions with third parties include purchased credit derivatives to the extent they offset written credit derivatives which have the same reference obligation.
(2)

The notional amount is the maximum amount that a seller of ABS indices would be obligated to pay, and a buyer of credit protection would receive upon occurrence of a “credit event.” Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under an ABS index contract may be offset against amounts due or owed on another ABS index contract with the same ISDA counterparty.

Unless terminated by mutual agreement by both the buyer and seller, ABS index contracts typically terminate at the earlier of the (i) date the buyer of protection delivers the reference asset to the seller in exchange for payment of the notional balance following the occurrence of a credit event or (ii) date the reference asset is paid off in full, retired, or otherwise ceases to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of an underlying reference asset has deteriorated, credit spreads combined with a percentage of notional amounts paid up front (points up front) are frequently used as an indication of ABS indices risk. ABS index credit protection sellers entering the market would expect to be paid a percentage of the current notional balance up front (points up front) approximately equal to the fair value of the contract in order to write protection on the reference assets underlying the Company’s ABS index contracts. Stated spreads at December 31, 2011 on ABS index contracts where the Company wrote protection range between 350 and 442 basis points on contracts that were outstanding at this date. Stated spreads at December 31, 2010 on ABS index contracts where the Company wrote protection range between 9 and 442 basis points on contracts that were outstanding at this date. Total net up-front payments received relating to ABS index contracts outstanding at December 31, 2011 and December 31, 2010 were $9.6 million and $13.5 million, respectively.

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

Summary information—For the years ended December 31, 2011, 2010, and 2009, the total base management fee incurred by the Company was $5.7 million, $4.9 million, and $4.2 million, respectively.

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

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter. As of December 31, 2011, the Loss Carryforward was $0.7 million. There were no Loss Carryforwards as of the end of any fiscal quarter in 2010 or 2009.

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

Summary information—Total incentive fees incurred for the years ended December 31, 2011, 2010, and 2009, were $0.6 million, $4.4 million, and $18.9 million, respectively.

Special Distributions

Periods after July 1, 2009—Special distributions have been eliminated and are not a provision in the Third Amended and Restated Management Agreement.

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

6. Long-Term Incentive Plan Units

In connection with its initial offering in 2007, the Company established the Manager Long-Term Incentive Plan (the “Manager LTIP”) and the Individual Long-Term Incentive Plan (the “Individual LTIP”). Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager. Pursuant to the terms of the Individual LTIP, each year since inception the Company has issued annual awards to its directors and beginning in 2010, issued grants to certain of its officers.

As of August 17, 2010, LTIP units awarded to the Manager have been fully vested and fully expensed. LTIP units held pursuant to the Manager LTIP are generally exercisable by the holder at any time after vesting. Each LTIP unit is convertible into one common share. During the years ended December 31, 2010 and 2009, expense recognized related to the Manager LTIP was approximately $1.9 million and $3.5 million, respectively. There is no cash flow effect from the issuance of the Manager LTIP units. Since inception, the aggregate expense associated with the Manager LTIP was $8.6 million.

Individual LTIP units in the amount of 3,750 units were granted to the Company’s independent directors on each of August 17, 2007, December 31, 2008, October 1, 2009, October 1, 2010 and September 15, 2011. Excluding the September 15, 2011 award, these grants have been fully vested. The vesting period for awards issued to directors under the Individual LTIP has generally been one year from the date of grant. In addition, on December 12, 2011 and December 15, 2010, the Company issued a total of 3,000 units and 2,500 units, respectively, to certain of its dedicated employees. Excluding the December 12, 2011 award, these grants have been fully vested. The grant awarded on December 12, 2011 will vest on December 31, 2012. Units held pursuant to the Individual LTIP are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIP are measured as of the grant date and expensed ratably over the vesting period. The total expenses associated with the Individual LTIP units awarded to the independent directors for the years ended December 31, 2011, 2010 and 2009, was $0.09 million, $0.09 million and $0.10 million, respectively. The total expense associated with the Individual LTIP units awarded to the Company’s dedicated employees for the years ended December 31, 2011 and 2010 was approximately $0.06 million and $2,400, respectively. Unrecognized expense related to unvested Individual LTIP units awarded to independent directors was $0.05 million at December 31, 2011 and $0.07 million at December 31, 2010. Unrecognized compensation expense related to unvested Individual LTIP units awarded to certain of the Company’s dedicated employees was $0.05 million at December 31, 2011 and $0.05 million at December 31, 2010. Since inception, 8,750 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.

If all of the LTIP units that have previously been issued were to be fully vested and exchanged for common shares as of December 31, 2011, December 31, 2010, and December 31, 2009, the Company’s issued and outstanding common shares would increase to 16,838,151, 16,883,342, and 12,354,613 shares, respectively, resulting in shareholders’ equity per share of $22.03, $23.91, and $24.27 at December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the years ended December 31, 2011, 2010, and 2009, respectively.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding
(12/31/2010, 12/31/2009, 12/31/2008, respectively)	375,000	10,000	385,000	375,000	7,500	382,500	375,000	6,250	381,250
Granted	—	6,750	6,750	—	6,250	6,250	—	3,750	3,750
Exercised	—	(1,250)	(1,250)	—	(3,750)	(3,750)	—	(2,500)	(2,500)

LTIP Units Outstanding
12/31/2011, 12/31/2010, 12/31/2009, respectively)	375,000	15,500	390,500	375,000	10,000	385,000	375,000	7,500	382,500

LTIP Units Vested and Outstanding
(12/31/2011, 12/31/2010, 12/31/2009, respectively)	375,000	8,750	383,750	375,000	3,750	378,750	250,000	3,750	253,750

7. Common Share Capitalization

On August 17, 2007, in connection with the initial offering of common shares of the Company, 12,500,000 shares were issued with no par value. In addition, 50 shares were issued to the Manager for the initial formation of the Company. On October 14, 2010, in connection with the closing of the initial public offering of common shares of the Company, 4,500,000 common shares were issued at a price of $22.50.

The following table sets forth the dividend distributions authorized by the Board of Directors, payable to shareholders and LTIP holders:

Year Ended December 31, 2011:

(In thousands except for per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.40	$6,757	June 1, 2011	June 15, 2011
Second Quarter	$0.40	$6,752	September 1, 2011	September 15, 2011
Third Quarter	$0.40	$6,747	December 1, 2011	December 15, 2011
Fourth Quarter	$0.40	$6,735	March 1, 2012	March 15, 2012

Year Ended December 31, 2010:

(In thousands except for per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.25	$3,091	May 18, 2010	June 15, 2010
Second Quarter	$0.15	$1,855	September 1, 2010	September 15, 2010
Third Quarter	$0.80	$13,505	December 1, 2010	December 15, 2010
Fourth Quarter	$1.31	$22,126	March 1, 2011	March 15, 2011

Year Ended December 31, 2009:

(In thousands except for per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	$1.50	$18,477	September 1, 2009	September 15, 2009
Third Quarter	$1.00	$12,355	December 1, 2009	December 15, 2009
Fourth Quarter	$1.25	$15,455	March 1, 2010	March 15, 2010

Dividends are declared and paid on a quarterly basis in arrears.

Detailed below is a roll-forward of the Company’s common shares outstanding for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Common Shares Outstanding
(12/31/2010, 12/31/2009, 12/31/2008 respectively)	16,498,342	11,972,113	12,510,033
Share Activity:
Shares issued from initial public offering	—	4,500,000	—
Shares repurchased	(60,980)	—	(608,500)
Shares issued in connection with incentive fee payment	9,039	22,479	68,080
Director LTIP units exercised	1,250	3,750	2,500
Common Shares Outstanding

(12/31/2011, 12/31/2010, 12/31/2009 respectively)	16,447,651	16,498,342	11,972,113

On August 4, 2011, the Company’s Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company’s discretion, subject to applicable law, share availability, price and the Company’s financial performance, among other considerations. As of December 31, 2011, the Company repurchased 60,980 shares at an aggregate cost of $1.1 million or at an average per share price $17.22.

On March 2, 2009, the Company repurchased 500,000 shares of its own shares in a privately negotiated unsolicited transaction at a price of $12 per share for a total purchase price of $6.0 million. On April 20, 2009, the Company repurchased 106,000 of its own shares in a privately negotiated unsolicited transaction at a price of $12.25 for a total purchase price of $1.3 million. On May 27, 2009, the Company repurchased 2,500 of its own shares in a privately negotiated unsolicited transaction at a price of $13 for a total purchase price of $0.03 million.

8. Earnings Per Share

The components of the computation of basic and diluted EPS were as follows:

	Year Ended December 31,
	2011	2010	2009
(In thousands except share amounts)
Net increase in shareholders’ equity resulting from operations	$10,327	$40,571	$93,381

Net increase in shareholders’ equity resulting from operations available to common share and LTIP holders:	10,327	40,571	93,381
Net increase in shareholders’ equity resulting from operations—common shares	10,090	39,411	90,512
Net increase in shareholders’ equity resulting from operations—LTIPs	237	1,160	2,869
Dividends Paid:
Common Shares	(41,414)	(32,972)	(29,879)
LTIPs	(968)	(934)	(953)

Total dividends paid to common share and LTIP holders	(42,382)	(33,906)	(30,832)
Undistributed earnings:
Common Shares	(31,324)	6,439	60,633
LTIPs	(731)	226	1,916

Total undistributed earnings attributable to common share and LTIP holders	$(32,055)	$6,665	$62,549
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	16,497,983	12,958,969	12,035,261
Weighted average participating LTIPs	385,973	381,339	381,466
Basic earnings per common share:
Distributed	$2.51	$2.54	$2.48
Undistributed	(1.90)	0.50	5.04

	$0.61	$3.04	$7.52

Diluted earnings per common share:
Distributed	$2.51	$2.54	$2.48
Undistributed	(1.90)	0.50	5.04

	$0.61	$3.04	$7.52

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

The Company is party to a tri-party collateral arrangement under one of its ISDA trading agreements whereby a third party holds collateral posted by the Company. Pursuant to the terms of the arrangement the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to the Company. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at December 31, 2011 and December 31, 2010, collateral posted by the Company and held by a third party custodian in the amount of $9.6 million and $9.0 million, respectively.

As of December 31, 2011, investments with an aggregate value of approximately $1.1 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $37.8 million that were sold prior to period end but for which such sale had not settled as of December 31, 2011.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.1 billion in collateral for various reverse repurchase agreements as of December 31, 2011. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $118.0 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Credit Suisse Group	23%
Nomura Securities International Inc.	17%
Morgan Stanley	16%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of December 31, 2011:

Dealer	% of Total Deposits with Dealers Held as Collateral
Bank of America	38%
Citigroup	30%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of December 31, 2011:

Dealer	% of Total Receivable for Securities Sold
Royal Bank of Scotland	30%
Nomura Securities International Inc.	21%

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

11. Financial Highlights

Results of Operations for a Share Outstanding Throughout the Periods:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Beginning Shareholders’ Equity Per Share
(12/31/10, 12/31/09 and 12/31/08, respectively)	$24.47	$25.04	$19.27
Net Investment Income	2.71	1.91	1.52
Net Realized/Unrealized Gains (Losses)	(2.08)	1.22	6.24

Results of Operations (1)	0.63	3.13	7.76
Dividends Paid (2)	(2.57)	(2.62)	(2.56)
Dilutive Effect of Share Issuance	—	(0.95)	—
Offering Costs	—	(0.28)	—
Share-Based LTIP Awards/Share Repurchases	0.02	0.15	0.72
Manager Special Distribution (3)	—	—	(0.15)

Ending Shareholders’ Equity Per Share
(12/31/11, 12/31/10 and 12/31/09, respectively) (4)	$22.55	$24.47	$25.04

Shares Outstanding, end of period	16,447,651	16,498,342	11,972,113

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 8).
(2)

Dividends paid include dividends paid on common shares and LTIP units. For the years ending December 31, 2011, 2010 and 2009, dividends totaling $2.51, $2.45 and $2.50, respectively, per common share and LTIP unit outstanding were declared and paid. Dividends paid of $2.57, $2.62 and $2.56 per share for the years ending December 31, 2011, 2010 and 2009, respectively, above reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units.

(3)	Prior to July 1, 2009, the Amended and Restated Operating Agreement provided for a special distribution to be paid to the Manager.
(4)	If all LTIP units previously issued were vested and exchanged for common shares as of December 31, 2011, 2010 and 2009, shareholders’ equity per share would be $22.03, $23.91 and $24.27, respectively.

Total Return:

The Company calculates its total return in two ways, one based on its reported net asset value and the other based on its publicly-traded share price. This latter return is considered a market based return, and is only computed for periods following the completion of the Company’s October 2010 initial public offering, since the Company’s shares were not publicly traded before such time. The following table illustrates the Company’s total return for the periods presented based on net asset value:

Net Asset Based Total Return for a Shareholder: (1)

	Year Ended December 31, 2011 (2)	Year Ended December 31, 2010	Year Ended December 31, 2009 (2)
Total Return before Incentive Fee	2.60%	8.98%	51.95%
Incentive Fee	(0.17)%	(1.19)%	(8.69)%

Total Return after Incentive Fee	2.43%	7.79%	43.26%

(1)

Total return is calculated for all shareholders’ equity accounts, excluding the Manager’s shareholder equity, taken as a whole for each period. Total Return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period.

(2)

Total return includes the accretive effect of the share repurchase. Had this not been included, total return after incentive fee for the years ended December 31, 2011 and 2009 would have been 2.34% and 40.33%, respectively.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP units: (1)

Year Ended December 31, 2011
Total Return before Incentive Fee	0.22%
Incentive Fee	(0.16)%

Total Return after Incentive Fee	0.06%

(1)

Total return is calculated assuming all LTIP units had been converted into common shares at December 31, 2011. Total return represents all shareholders’ equity accounts, excluding Manager shares, outstanding for the entire period. LTIP units outstanding at December 31, 2011 totaled 390,500 and represent 2.32% of total shares and LTIP units outstanding as of December 31, 2011.

Market Based Total Return for a Shareholder:

For the year ended December 31, 2011, the Company’s market based total return was (13.03)%. For the period October 8, 2010, the first public trading date of the Company’s shares, through December 31, 2010, market based total return (using the first trade price of $21.50 on October 8, 2010 as the beginning point) on an annualized basis was 7.16%. Calculation of market based total return assumes the reinvestment of dividends.

Net Investment Income Ratio to Average Shareholders’ Equity: (1)(2)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net Investment Income	11.58%	7.66%	5.91%

(1)	Average shareholders’ equity is calculated using month end values.
(2)

For periods prior to July 1, 2009, ratios are calculated for all shareholders’ equity accounts taken as a whole outstanding for the entire period excluding the Manager’s shareholders’ equity. The total base management fee and incentive fee are allocated to the non-manager shareholders for the purposes of these calculations.

Expense Ratios to Average Shareholders’ Equity, excluding the Manager shares: (1)(2)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating expenses before incentive fee and interest expense	(3.00)%	(3.89)%	(4.41)%
Incentive fee	(0.16)%	(1.37)%	(7.26)%
Interest expense	(1.72)%	(1.18)%	(0.88)%

Total Expenses	(4.88)%	(6.44)%	(12.55)%

(1)	Average shareholders’ equity is calculated using month end values.
(2)

For periods prior to July 1, 2009, ratios are calculated for all shareholders’ equity accounts taken as a whole outstanding for the entire period excluding the Manager’s shareholders’ equity. The total base management fee and incentive fee are allocated to the non-manager shareholders for the purposes of these calculations.

12. Condensed Quarterly Financial Data (Unaudited)

Detailed below is unaudited condensed quarterly financial data for the years ended December 31, 2011 and 2010.

(In thousands except for per share data)	Three Month Period Ended March 31, 2011	Three Month Period Ended June 30, 2011	Three Month Period Ended September 30, 2011	Three Month Period Ended December 31, 2011
	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$15,849	$16,652	$15,597	$15,442

EXPENSES
Base management fee	1,481	1,449	1,418	1,396
Incentive fee	612	—	—	—
Interest expense	1,543	1,603	1,627	1,874
Other operating expenses	1,615	1,526	1,575	1,126

Total expenses	5,251	4,578	4,620	4,396

NET INVESTMENT INCOME	10,598	12,074	10,977	11,046

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on investments and financial derivatives	11,604	(3,916)	7,974	11,169

Change in net unrealized gain (loss) on investments and financial derivatives	(11,095)	(9,479)	(20,111)	(20,514)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	509	(13,395)	(12,137)	(9,345)

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$11,107	$(1,321)	$(1,160)	$1,701

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.66	$(0.08)	$(0.07)	$0.10

(In thousands except for per share data)	Three Month Period Ended March 31, 2010	Three Month Period Ended June 30, 2010	Three Month Period Ended September 30, 2010	Three Month Period Ended December 31, 2010
	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$11,917	$10,799	$10,859	$12,052

EXPENSES
Base management fee	1,104	1,108	1,173	1,525
Incentive fee	483	—	2,524	1,421
Interest expense	807	873	921	1,225
Other operating expenses	2,060	2,141	1,919	1,556

Total expenses	4,454	4,122	6,537	5,727

NET INVESTMENT INCOME	7,463	6,677	4,322	6,325

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on investments and financial derivatives	10,480	7,448	(7,146)	14,379

Change in net unrealized gain (loss) on investments and financial derivatives	(10,347)	(10,395)	18,842	(7,477)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	133	(2,947)	11,696	6,902

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$7,596	$3,730	$16,018	$13,227

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.61	$0.30	$1.30	$0.81

13. Subsequent Events

On February 9, 2012, the Company’s Board of Directors approved a dividend in the amount of $0.40 per share payable on March 15, 2012 to shareholders of record as of March 1, 2012.

Schedule II

ELLINGTON FINANCIAL LLC

Valuation and Qualifying Accounts

(In thousands)

Fiscal Year	Description	Balance Beginning of Period	Charged to Income Statement	Charged Allowance	Balance End of Period
2011	Reserve for Receivable for Swap	$—	$—	$—	$—
2010	Reserve for Receivable for Swap	$—	$—	$—	$—
2009	Reserve for Receivable for Swap	$15,577	$—	$(15,577)	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management believes that our internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 83 of this annual report on Form 10-K.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2012 annual shareholders’ meeting.

Our Board of Directors has established a Code of Business Conduct and Ethics that applies to our officers and directors and to our Manager’s and certain of its affiliates’ officers, directors and employees when such individuals are acting for us or on our behalf which is available on our website at www.ellingtonfinancial.com. Any waiver of our Code of Business Conduct and Ethics of our executive officers or directors may be made only by our Board or one of its committees.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website at www.ellingtonfinancial.com under the, “For Our Shareholders—Corporate Governance” section of the website.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2012 annual shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2012 annual shareholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2012 annual shareholders’ meeting.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2012 annual shareholders’ meeting.

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

3. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011)

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.1	Third Amended and Restated Management Agreement, by and between Ellington Financial LLC and Ellington Financial Management LLC, dated as of October 1, 2010 (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011)

10.2 †	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.3 †	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.4 †	Form of LTIP Unit Award Agreement for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.5	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.6 †	Form of LTIP Unit Award Agreement for Directors

10.7 †	Form of LTIP Unit Award Agreement for Individuals

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**	The following financial information from Ellington Financial LLC’s Annual Report on form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2012	ELLINGTON FINANCIAL LLC

	By:	/S/ LAURENCE PENN
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

Signature	Title	Date

/S/ LAURENCE PENN Laurence Penn	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2012

/S/ LISA MUMFORD Lisa Mumford	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2012

/S/ MICHAEL W. VRANOS Michael W. Vranos	Director	March 14, 2012

/S/ THOMAS F. ROBARDS Thomas F. Robards	Chairman of the Board	March 14, 2012

/S/ RONALD I. SIMON, PH.D Ronald I. Simon, Ph.D	Director	March 14, 2012

/S/ EDWARD RESENDEZ Edward Resendez	Director	March 14, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011)

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.1	Third Amended and Restated Management Agreement, by and between Ellington Financial LLC and Ellington Financial Management LLC, dated as of October 1, 2010 (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011)

10.2†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.3†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.4†	Form of LTIP Unit Award Agreement for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.5	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

10.6†	Form of LTIP Unit Award Agreement for Directors

10.7†	Form of LTIP Unit Award Agreement for Individuals

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**	The following financial information from Ellington Financial LLC’s Annual Report on form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Compensatory plan or arrangement.