Form 10-Q
period 2012-03-31
Ellington Financial LLC
filed 2012-05-09
CIK 1411342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☐	Non-Accelerated Filer	☐

Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Shares Representing Limited Liability Company Interests, no par value	16,447,651

ELLINGTON FINANCIAL LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	March 31, 2012	December 31, 2011
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$51,546	$62,737

Investments, financial derivatives and repurchase agreements:
Investments at fair value (Cost – $1,232,162 and $1,234,203)	1,225,584	1,212,483
Financial derivatives – assets at fair value (Cost – $105,906 and $118,281)	94,056	102,871
Repurchase agreements (Cost – $13,650 and $15,750)	13,650	15,750

Total investments, financial derivatives and repurchase agreements	1,333,290	1,331,104
Deposits with dealers held as collateral	32,362	34,163
Receivable for securities sold	642,218	533,708
Interest and principal receivable	6,138	6,127
Other assets	1,024	216

Total Assets	$2,066,578	$1,968,055

LIABILITIES
Investments and financial derivatives:
Investments sold short at fair value (Proceeds – $579,447 and $459,013)	$579,852	$462,394
Financial derivatives – liabilities at fair value (Proceeds – $21,088 and $9,636)	27,298	27,040

Total investments and financial derivatives	607,150	489,434
Reverse repurchase agreements	921,406	896,210
Due to brokers on margin accounts	65,497	79,735
Payable for securities purchased	70,688	127,517
Securitized debt (Proceeds – $1,495 and $0)	1,485	—
Accounts payable and accrued expenses	1,500	1,845
Base management fee payable	1,492	1,396
Interest and dividends payable	1,096	1,002

Total Liabilities	1,670,314	1,597,139

SHAREHOLDERS’ EQUITY	396,264	370,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,066,578	$1,968,055

ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(16,447,651 and 16,447,651 shares issued and outstanding)	$387,367	$362,047
Additional paid-in capital – LTIP units	8,897	8,869

Total Shareholders’ Equity	$396,264	$370,916

PER SHARE INFORMATION:
Common shares	$24.09	$22.55

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2012

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America

Long Investments (309.28%) (a) (b) (o)

Mortgage-Backed Securities (308.14%)

Agency Securities (202.05%)

Fixed Rate Agency Securities (195.93%)

Principal and Interest - Fixed Rate Agency Securities (190.11%)

$ 153,574	Federal National Mortgage Association Pool	4.00%	1/42	$161,433
35,021	Federal National Mortgage Association Pool	4.00%	11/41	36,778
31,190	Federal National Mortgage Association Pool	4.00%	1/42	32,730
24,071	Federal National Mortgage Association Pool	4.50%	12/41	25,759
22,680	Federal National Mortgage Association Pool	4.00%	1/42	23,800
19,718	Federal National Mortgage Association Pool	5.00%	8/41	21,398
19,743	Federal National Mortgage Association Pool	4.00%	4/42	20,755
18,458	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	20,020
18,361	Federal National Mortgage Association Pool	4.50%	9/41	19,649
18,045	Federal National Mortgage Association Pool	4.50%	10/41	19,305
16,768	Federal National Mortgage Association Pool	5.00%	3/41	18,259
16,716	Federal National Mortgage Association Pool	4.50%	9/41	17,820
13,480	Federal National Mortgage Association Pool	4.00%	11/41	14,150
13,443	Federal National Mortgage Association Pool	4.00%	1/42	14,123
13,099	Federal National Mortgage Association Pool	4.50%	9/41	13,965
12,546	Federal National Mortgage Association Pool	5.00%	7/41	13,646
12,655	Federal National Mortgage Association Pool	4.00%	10/41	13,300
11,054	Federal National Mortgage Association Pool	5.00%	9/41	12,051
11,147	Federal National Mortgage Association Pool	4.50%	4/26	11,976
11,075	Federal National Mortgage Association Pool	4.00%	1/42	11,618
10,305	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	10,812
9,471	Federal Home Loan Mortgage Corporation Pool	4.00%	12/41	9,924
9,133	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	9,765
9,114	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,705
9,080	Federal National Mortgage Association Pool	4.00%	7/26	9,643
8,194	Federal National Mortgage Association Pool	5.50%	10/39	8,974
8,259	Federal Home Loan Mortgage Corporation Pool	4.00%	3/41	8,675
7,234	Federal National Mortgage Association Pool	5.50%	5/40	7,922
7,491	Federal National Mortgage Association Pool	3.50%	12/41	7,710
6,627	Federal National Mortgage Association Pool	5.00%	6/41	7,192
6,597	Federal National Mortgage Association Pool	5.00%	7/41	7,159
6,462	Federal National Mortgage Association Pool	5.00%	11/39	6,988
6,129	Federal National Mortgage Association Pool	4.00%	6/26	6,509
5,816	Federal National Mortgage Association Pool	5.00%	10/41	6,311
5,664	Federal National Mortgage Association Pool	4.00%	10/41	5,953
5,631	Federal National Mortgage Association Pool	4.00%	2/42	5,911
5,333	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	5,899
5,114	Federal National Mortgage Association Pool	5.00%	11/40	5,550
5,189	Federal National Mortgage Association Pool	4.50%	8/41	5,532
4,869	Federal National Mortgage Association Pool	5.00%	8/41	5,308
4,909	Federal National Mortgage Association Pool	4.50%	12/41	5,235
4,817	Federal National Mortgage Association Pool	4.50%	4/41	5,165
4,684	Federal National Mortgage Association Pool	5.00%	9/41	5,107
4,532	Federal Home Loan Mortgage Corporation Pool	4.00%	2/42	4,755
4,250	Federal National Mortgage Association Pool	5.00%	6/40	4,612
4,085	Federal National Mortgage Association Pool	4.50%	11/41	4,355

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2012 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (190.11%) (continued)
$4,026	Federal National Mortgage Association Pool	4.00%	9/41	$4,231
4,022	Federal National Mortgage Association Pool	4.00%	2/42	4,226
3,853	Federal National Mortgage Association Pool	5.00%	10/41	4,181
3,946	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,147
3,887	Federal National Mortgage Association Pool	4.00%	1/42	4,084
3,870	Federal National Mortgage Association Pool	4.00%	4/42	4,082
3,707	Federal Home Loan Mortgage Corporation Pool	4.50%	9/41	3,947
3,263	Federal National Mortgage Association Pool	4.50%	10/41	3,494
3,034	Federal Home Loan Mortgage Corporation Pool	3.50%	1/42	3,113
2,708	Federal National Mortgage Association Pool	4.50%	10/41	2,889
2,267	Federal National Mortgage Association Pool	4.50%	4/42	2,433
1,974	Federal National Mortgage Association Pool	5.00%	7/41	2,147
4,553	Other Federal National Mortgage Association Pools	6.00%	9/39 - 2/40	5,034
1,193	Other Federal Home Loan Mortgage Corporation Pool	6.00%	5/40	1,320
731	Other Government National Mortgage Association Pool	5.50%	3/41	819

				753,353

Interest Only - Fixed Rate Agency Securities (1.47%)
30,340	Other Federal National Mortgage Association	4.00% - 5.50%	1/36 - 10/40	3,638
13,128	Other Federal Home Loan Mortgage Corporation	5.00% - 5.50%	6/33 - 1/39	1,704
8,171	Other Government National Mortgage Association	5.50%	3/36	475

				5,817

TBA - Fixed Rate Agency Securities (4.35%)
16,500	Federal Home Loan Mortgage Corporation Pool (30 Year)	4.00%	4/12	17,249

				17,249

Total Fixed Rate Agency Securities (Cost $772,522)				776,419

Floating Rate Agency Securities (6.12%)

Principal and Interest - Floating Rate Agency Securities (6.07%)
8,567	Federal National Mortgage Association Pool	5.15%	5/38	9,033
6,350	Federal National Mortgage Association Pool	5.27%	12/35	6,687
3,243	Federal National Mortgage Association Pool	5.51%	7/37	3,481
3,245	Federal National Mortgage Association Pool	5.69%	4/36	3,441
1,336	Other Federal National Mortgage Association Pool	5.27%	9/37	1,423

				24,065

Interest Only - Floating Rate Agency Securities (0.05%)
1,371	Other Federal National Mortgage Association	5.50%	8/36	199

				199

Total Floating Rate Agency Securities (Cost $23,744)				24,264

Total Agency Securities (Cost $796,266)				800,683

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2012 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars

Private Label Securities (106.09%)

Principal and Interest - Private Label Securities (105.83%)
$733,520	Various	0.30% - 9.35%	5/19 - 12/47	$419,368

Total Principal and Interest - Private Label Securities (Cost $429,977)				419,368

Interest Only - Private Label Securities (0.26%)
68,860	Various	0.50% - 0.65%	9/47	1,033

Total Interest Only - Private Label Securities (Cost $572)				1,033

Other Private Label Securities (0.00%)
195,518	Various	—	6/37	—

Total Other Private Label Securities (Cost $530)				—

Total Private Label Securities (Cost $431,079)				420,401

Total Mortgage-Backed Securities (Cost $1,227,345)				1,221,084

Commercial Mortgage Loans (1.14%) (n)
5,000	Various	6.25%	11/12	4,500

Total Commercial Mortgage Loans (Cost $4,817)				4,500

Total Long Investments (Cost $1,232,162)				$1,225,584

Repurchase Agreements (3.43%) (c)
$13,650	Bank of America Securities	0.04%	4/12	$13,650
	Collateralized by Par Value $13,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16

Total Repurchase Agreements (Cost $13,650)				$13,650

Investments Sold Short (-146.33%)

TBA - Fixed Rate Agency Securities Sold Short (-142.93%) (d)
$(169,000)	Federal National Mortgage Association Pool (30 Year)	4.00%	5/12	$(176,816)
(154,370)	Federal National Mortgage Association Pool (30 Year)	4.00%	4/12	(161,847)
(75,000)	Federal National Mortgage Association Pool (30 Year)	5.00%	4/12	(81,015)
(28,610)	Federal National Mortgage Association Pool (30 Year)	4.50%	4/12	(30,430)
(26,000)	Government National Mortgage Association Pool (30 Year)	5.00%	4/12	(28,726)
(16,500)	Federal Home Loan Mortgage Corporation Pool (30 Year)	5.00%	4/12	(17,772)
(16,300)	Federal National Mortgage Association Pool (15 Year)	4.00%	4/12	(17,270)
(14,700)	Federal National Mortgage Association Pool (30 Year)	4.50%	5/12	(15,612)
(13,500)	Federal National Mortgage Association Pool (30 Year)	5.50%	4/12	(14,709)
(11,000)	Federal National Mortgage Association Pool (15 Year)	4.50%	4/12	(11,777)
(3,800)	Federal National Mortgage Association Pool (30 Year)	3.50%	4/12	(3,903)
(2,500)	Federal National Mortgage Association Pool (30 Year)	6.00%	4/12	(2,755)
(1,900)	Other Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50% - 6.00%	4/12	(2,057)
(1,500)	Other Government National Mortgage Association Pool (30 Year)	5.50%	4/12	(1,677)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$566,348)				(566,366)

U.S. Treasury Securities Sold Short (-3.40%)
(13,000)	U.S. Treasury Note	1.75%	5/16	(13,486)

Total U.S. Treasury Securities Sold Short (Proceeds -$13,099)				(13,486)

Total Investments Sold Short (Proceeds -$579,447)				$(579,852)

See Notes to Consolidated Financial Statements

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2012 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives - Assets (23.74%)
Swaps (23.74%) (e)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Cost - $464) (f)	Credit	$12,198	6/36 - 7/36	$538
Interest Rate Swaps (g)	Interest Rates	4,500	10/16	82
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (h)	Credit	(57,875)	9/34 - 12/36	48,746
Credit Default Swaps on Asset-Backed Indices: (i)	Credit
ABX.HE AAA 2006-2 Index		(61,791)	5/46	31,178
Other		(51,846)	8/37 - 10/52	13,507
Interest Rate Swaps (j)	Interest Rates	(600)	12/21	5

Total Swaps (Cost $105,906)				94,056

Total Financial Derivatives - Assets (Cost $105,906)				$94,056

Financial Derivatives - Liabilities (-6.89%)
Swaps (-6.88%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $20,178) (f)	Credit	$46,618	8/37 - 2/51	$(19,998)
Interest Rate Swaps (g)	Interest Rates	12,900	1/17 - 3/17	(94)
Short Swaps:
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(78,250)	6/17	(364)
Credit Default Swaps on Asset-Backed Indices (i)	Credit	(12,198)	6/36 - 7/36	(538)
Interest Rate Swaps (j)	Interest Rates	(222,500)	4/14 - 3/22	(6,003)
Total Return Swaps (l)	Equity Market	(22,446)	9/12 - 9/13	(249)

Total Swaps (Proceeds -$21,088)				(27,246)

Futures (-0.01%)
Short Futures:
Eurodollar Futures (m)	Interest Rates	(126,000)	6/12 - 9/13	(52)

Total Futures				(52)

Total Financial Derivatives - Liabilities (Proceeds -$21,088)				$(27,298)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT MARCH 31, 2012 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 in Notes to Consolidated Financial Statements.
(b)	At March 31, 2012, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association represented 173.71%, 28.02%, and 0.32% of shareholders’ equity, respectively.
(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(d)	At March 31, 2012, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 130.25%, 7.67%, and 5.01% of shareholders’ equity, respectively.
(e)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	6.69%

(f)	For long credit default swaps on asset-backed indices, the Company sold protection.
(g)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(h)	For short credit default swaps on asset-backed securities, the Company purchased protection.
(i)	For short credit default swaps on asset-backed indices, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(l)	Notional amount represents number of underlying shares or par value times the closing price of the underlying security.
(m)	Every $1,000,000 notional value represents one contract.
(n)	Maturity date may be extended through November 4, 2015.
(o)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Rating Description	Percentage of Shareholders’ Equity
Unrated but Agency-Guaranteed	202.05%
Aaa/AAA/AAA	0.98%
Aa/AA/AA	0.59%
A/A/A	3.64%
Baa/BBB/BBB	1.49%
Ba/BB/BB or below	99.39%
Unrated	1.14%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America

Long Investments (326.89%) (a) (b) (o)

Mortgage-Backed Securities (322.98%)

Agency Securities (206.07%)

Fixed Rate Agency Securities (195.78%)

Principal and Interest - Fixed Rate Agency Securities (185.76%)

$ 85,000	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	$90,611
25,882	Federal National Mortgage Association Pool	5.00%	7/41	28,107
25,456	Federal Home Loan Mortgage Corporation Pool	4.00%	11/40	26,824
24,164	Federal National Mortgage Association Pool	4.50%	12/41	25,874
20,212	Federal National Mortgage Association Pool	5.00%	8/41	21,937
18,867	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	20,417
18,434	Federal National Mortgage Association Pool	4.50%	9/41	19,738
18,120	Federal National Mortgage Association Pool	4.50%	10/41	19,397
17,391	Federal National Mortgage Association Pool	5.00%	3/41	18,941
17,182	Federal National Mortgage Association Pool	4.50%	9/41	18,328
15,465	Federal Home Loan Mortgage Corporation Pool	5.00%	9/39	16,620
15,243	Federal National Mortgage Association Pool	4.50%	9/41	16,260
14,964	Federal National Mortgage Association Pool	4.50%	11/41	15,991
13,451	Federal National Mortgage Association Pool	4.50%	9/41	14,348
13,554	Federal National Mortgage Association Pool	4.00%	11/41	14,252
13,033	Federal National Mortgage Association Pool	4.50%	9/41	13,927
13,125	Federal National Mortgage Association Pool	4.00%	10/41	13,818
12,593	Federal National Mortgage Association Pool	5.00%	7/41	13,699
11,361	Federal National Mortgage Association Pool	4.50%	4/26	12,154
11,095	Federal National Mortgage Association Pool	5.00%	9/41	12,098
10,358	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	10,902
9,995	Federal Home Loan Mortgage Corporation Pool	5.00%	10/41	10,791
9,468	Federal National Mortgage Association Pool	4.00%	7/26	10,011
9,176	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	9,805
9,149	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,736
9,152	Federal National Mortgage Association Pool	4.00%	5/26	9,657
9,027	Federal National Mortgage Association Pool	4.00%	9/41	9,498
8,468	Federal National Mortgage Association Pool	5.50%	10/39	9,269
8,400	Federal Home Loan Mortgage Corporation Pool	4.00%	3/41	8,851
8,123	Federal National Mortgage Association Pool	5.00%	9/41	8,836
7,437	Federal National Mortgage Association Pool	5.00%	9/41	8,072
7,261	Federal National Mortgage Association Pool	5.50%	5/40	7,947
6,955	Federal National Mortgage Association Pool	5.00%	6/41	7,553
6,878	Federal National Mortgage Association Pool	5.00%	7/41	7,465

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (185.76%) (continued)

$6,852	Federal National Mortgage Association Pool	5.00%	5/41	$7,437
6,823	Federal National Mortgage Association Pool	5.00%	6/41	7,406
6,759	Federal National Mortgage Association Pool	4.00%	6/26	7,147
5,836	Federal National Mortgage Association Pool	5.00%	10/41	6,334
5,531	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	6,095
5,687	Federal National Mortgage Association Pool	4.00%	10/41	5,987
5,514	Federal National Mortgage Association Pool	5.00%	11/40	5,985
5,711	Federal National Mortgage Association Pool	3.50%	11/41	5,883
5,549	Federal Home Loan Mortgage Corporation Pool	4.00%	5/41	5,833
5,209	Federal National Mortgage Association Pool	4.50%	8/41	5,557
4,888	Federal National Mortgage Association Pool	5.00%	8/41	5,330
4,799	Federal National Mortgage Association Pool	5.00%	6/40	5,209
4,837	Federal National Mortgage Association Pool	4.50%	4/41	5,190
4,702	Federal National Mortgage Association Pool	5.00%	9/41	5,127
4,398	Federal Home Loan Mortgage Corporation Pool	3.50%	10/41	4,522
4,150	Federal National Mortgage Association Pool	5.00%	10/41	4,504
4,230	Federal National Mortgage Association Pool	4.00%	9/41	4,454
4,158	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,384
4,100	Federal National Mortgage Association Pool	4.50%	11/41	4,374
3,724	Federal Home Loan Mortgage Corporation Pool	4.50%	9/41	3,963
3,751	Federal National Mortgage Association Pool	3.50%	11/41	3,859
2,565	Federal National Mortgage Association Pool	5.00%	7/41	2,791
2,391	Federal National Mortgage Association Pool	5.00%	11/41	2,595
4,609	Other Federal National Mortgage Association Pools	6.00%	9/39 - 2/40	5,092
1,197	Other Federal Home Loan Mortgage Corporation Pool	6.00%	5/40	1,319
806	Other Government National Mortgage Association Pool	5.50%	3/41	907

				689,018

Interest Only - Fixed Rate Agency Securities (1.38%)

24,381	Other Federal National Mortgage Association	5.00% - 5.50%	1/36 - 10/40	2,734
13,937	Other Federal Home Loan Mortgage Corporation	5.00% - 5.50%	6/33 - 1/39	1,772
9,281	Other Government National Mortgage Association	5.50%	3/36	603

				5,109

TBA - Fixed Rate Agency Securities (8.64%)

30,500	Federal National Mortgage Association (30 Year)	4.00%	1/12	32,033

				32,033

Total Fixed Rate Agency Securities (Cost $718,177)				726,160

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (10.29%)

Principal and Interest - Floating Rate Agency Securities (10.23%)
$ 9,464	Federal National Mortgage Association Pool	5.10%	5/38	$9,969
6,675	Federal National Mortgage Association Pool	5.28%	12/35	7,027
6,627	Federal National Mortgage Association Pool	5.29%	2/38	6,954
3,364	Federal Home Loan Mortgage Corporation Pool	2.71%	7/34	3,524
3,261	Federal National Mortgage Association Pool	5.52%	7/37	3,493
3,247	Federal National Mortgage Association Pool	5.69%	4/36	3,441
1,906	Federal National Mortgage Association Pool	5.44%	9/37	2,023
1,444	Other Federal National Mortgage Association Pool	5.01%	10/33	1,525

				37,956

Interest Only - Floating Rate Agency Securities (0.06%)
1,476	Other Federal National Mortgage Association Pool	5.50%	8/36	228

				228

Total Floating Rate Agency Securities (Cost $37,594)				38,184

Total Agency Securities (Cost $755,771)				764,344

Private Label Securities (116.91%)

Principal and Interest - Private Label Securities (114.91%)
762,480	Various	0.35% - 9.35%	5/19 - 12/47	426,202

Total Principal and Interest - Private Label Securities (Cost $456,170)				426,202

Interest Only - Private Label Securities (0.48%)
76,167	Various	0.50% - 6.91%	7/35 - 9/47	1,774

Total Interest Only - Private Label Securities (Cost $1,471)				1,774

Other Private Label Securities (1.52%)
201,831	Various	—	6/37 - 9/46	5,650

Total Other Private Label Securities (Cost $6,011)				5,650

Total Private Label Securities (Cost $463,652)				433,626

Total Mortgage-Backed Securities (Cost $1,219,423)				1,197,970

Commercial Mortgage Loans (1.19%) (n)
5,000	Various	6.25%	11/12	4,400

Total Commercial Mortgage Loans (Cost $4,789)				4,400

U.S. Treasury Securities (2.72%)
10,000	U.S. Treasury Note	2.00%	11/21	10,113

Total U.S. Treasury Securities (Cost $9,991)				10,113

Total Long Investments (Cost $1,234,203)				$1,212,483

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (4.24% ) (c)
$ 15,750	Bank of America Securities Collateralized by Par Value $15,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16	0.01%	1/12	$15,750

Total Repurchase Agreements (Cost $15,750)				$15,750

Investments Sold Short (-124.66%)

TBA - Fixed Rate Agency Securities Sold Short (-120.43%) (d)
$(147,700)	Federal National Mortgage Association (30 Year)	4.50%	1/12	$(157,185)
(114,200)	Federal National Mortgage Association (30 Year)	5.00%	1/12	(123,376)
(31,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/12	(33,316)
(30,400)	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	1/12	(32,217)
(26,000)	Government National Mortgage Association (30 Year)	5.00%	1/12	(28,805)
(25,300)	Federal National Mortgage Association (15 Year)	4.00%	1/12	(26,688)
(13,500)	Federal National Mortgage Association (30 Year)	5.50%	1/12	(14,700)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	1/12	(11,727)
(8,400)	Federal National Mortgage Association (30 Year)	3.50%	1/12	(8,640)
(4,400)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	1/12	(4,517)
(2,500)	Federal National Mortgage Association (30 Year)	6.00%	1/12	(2,753)
(1,500)	Other Government National Mortgage Association (30 Year)	5.50%	1/12	(1,685)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	1/12	(1,098)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$443,893)				(446,707)

U.S. Treasury Securities Sold Short (-4.23%)
(15,000)	U.S. Treasury Note	1.75%	5/16	(15,687)

Total U.S. Treasury Securities Sold Short (Proceeds -$15,120)				(15,687)

Total Investments Sold Short (Proceeds -$459,013)				$(462,394)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives - Assets (27.73%)
Swaps (27.73%) (e)
Long Swaps:
Interest Rate Swaps (g)	Interest Rates	$4,500	10/16	$68
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (h)	Credit	(74,787)	9/34 - 12/36	61,498
Credit Default Swaps on Asset-Backed Indices: (i)	Credit
ABX.HE AAA 2006-2 Index		(62,842)	5/46	35,542
Other		(19,800)	3/49 - 10/52	4,761
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(106,500)	12/16	963
Interest Rate Swaps (j)	Interest Rates	(25,000)	12/14	27

Total Swaps (Cost $118,281)				102,859

Futures (-0.00%)
Short Futures:
Eurodollar Futures (m)	Interest Rates	(147,000)	3/12 - 9/13	12

Total Futures				12

Total Financial Derivatives - Assets (Cost $118,281)				$102,871

Financial Derivatives - Liabilities (-7.29%)
Swaps (-7.29%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $9,636) (f)	Credit	$22,615	6/36 - 2/51	$(9,548)
Short Swaps:
Interest Rate Swaps (j)	Interest Rates	(280,400)	4/14 - 12/21	(17,218)
Total Return Swaps (l)	Equity Market	(20,571)	9/12 - 9/13	(274)

Total Swaps (Proceeds -$9,636)				(27,040)

Total Financial Derivatives - Liabilities (Proceeds -$9,636)				$(27,040)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 in Notes to Consolidated Financial Statements.
(b)	At December 31, 2011, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 142.04%, 63.62%, and 0.41% of shareholders’ equity, respectively.
(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(d)	At December 31, 2011, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 93.03%, 19.18%, and 8.22% of shareholders’ equity, respectively.
(e)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	8.15%
Affiliates of Credit Suisse	7.27%
Affiliates of Deutsche Bank	5.65%

(f)	For long credit default swaps on asset backed indices, the Company sold protection.
(g)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(h)	For short credit default swaps on asset backed securities, the Company purchased protection.
(i)	For short credit default swaps on asset backed indices, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(l)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.
(m)	Every $1,000,000 in notional value represents one contract.
(n)	Maturity date may be extended through November 4, 2015.
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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Month Period Ended March 31, 2012	Three Month Period Ended March 31, 2011
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$15,733	$15,849

EXPENSES
Base management fee	1,492	1,481
Incentive fee	—	612
Share-based LTIP expense	28	38
Interest expense	1,832	1,543
Professional fees	278	553
Compensation expense	375	248
Insurance expense	177	167
Agency and administration fees	213	240
Custody and other fees	304	295
Directors’ fees and expenses	74	74

Total expenses	4,773	5,251

NET INVESTMENT INCOME	10,960	10,598

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	8,147	8,236
Swaps	(19,928)	3,739
Futures	(8)	(371)

	(11,789)	11,604

Change in net unrealized gain (loss) on:
Investments	18,130	(9,251)
Swaps	14,817	(2,163)
Futures	(63)	319

	32,884	(11,095)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	21,095	509

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$32,055	$11,107

NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.90	$0.66

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Month Period Ended March 31, 2012	Three Month Period Ended March 31, 2011
(In thousands)	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income	$10,960	$10,598
Net realized gain (loss) on investments and financial derivatives	(11,789)	11,604
Change in net unrealized gain (loss) on investments and financial derivatives	32,884	(11,095)

Net increase in shareholders’ equity resulting from operations	32,055	11,107

CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Shares issued in connection with incentive fee payment	—	142
Dividends paid(1)	(6,735)	(22,126)
Share-based LTIP awards	28	38

Net decrease in shareholders’ equity from shareholder transactions	(6,707)	(21,946)

Net increase (decrease) in shareholders’ equity	25,348	(10,839)
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	370,916	403,672

SHAREHOLDERS’ EQUITY, END OF PERIOD	$396,264	$392,833

(1)	For the three month periods ending March 31, 2012 and 2011, dividends totaling $0.40 and $1.31, respectively, per common share and LTIP unit outstanding were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Month Period Ended March 31, 2012	Three Month Period Ended March 31, 2011
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN SHAREHOLDERS’ EQUITY
RESULTING FROM OPERATIONS	$32,055	$11,107
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase in shareholders’ equity resulting from operations to net cash used in operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	(32,884)	11,095
Net realized (gain) loss on investments and financial derivatives	11,789	(11,604)
Amortization of premiums and accretion of discounts (net)	(2,346)	(2,721)
Purchase of investments	(827,052)	(966,316)
Proceeds from disposition of investments	814,756	879,456
Proceeds from principal payments of investments	29,722	23,898
Proceeds from investments sold short	566,348	983,292
Repurchase of investments sold short	(450,793)	(1,016,337)
Payments made to open financial derivatives	(40,628)	(29,424)
Proceeds received to close financial derivatives	41,907	66,611
Proceeds received to open financial derivatives	21,564	7,963
Payments made to close financial derivatives	(18,952)	(14,134)
Shares issued in connection with incentive fee payment	—	142
Share-based LTIP expense	28	38
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	2,100	(14,441)
Increase in receivable for securities sold	(108,510)	(158,678)
(Increase) decrease in deposits with dealers held as collateral	1,801	(1,477)
(Increase) decrease in interest and principal receivable	(11)	450
Increase in other assets	(828)	(489)
Increase (decrease) in liabilities:
Decrease in due to brokers on margin accounts	(14,238)	(31,821)
Increase (decrease) in payable for securities purchased	(56,829)	166,776
Increase (decrease) in accounts payable and accrued expenses	(323)	570
Increase (decrease) in incentive fee payable	—	470
Increase in interest and dividends payable	94	260
Increase in base management fee payable	96	1,481

Net cash used in operating activities	(31,134)	(93,833)

Cash flows provided by (used in) financing activities:
Offering costs paid	—	(134)
Dividends paid	(6,735)	(22,126)
Proceeds from issuance of securitized debt	1,522	—
Principal payments on securitized debt	(40)	—
Reverse repurchase agreements, net of repayments	25,196	121,742

Net cash provided by financing activities	19,943	99,482

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,191)	5,649
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,737	35,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,546	$41,440

Supplemental disclosure of cash flow information:
Interest paid	$1,727	$1,283

Shares issued in connection with incentive fee payment (non-cash)	$—	$142

Share-based LTIP awards (non-cash)	$28	$38

Aggregate TBA trade activity (buys + sells) (non-cash)	$4,179,427	$5,633,198

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(UNAUDITED)

1. Organization and Investment Objective

Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. EF Securities LLC, a wholly owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on October 12, 2007 and commenced operations on November 30, 2007. EF Mortgage LLC, a wholly owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF CMO LLC, a wholly owned consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF Special Transactions LLC, a wholly owned consolidated subsidiary of EF CMO LLC, was formed as a Delaware limited liability company on December 14, 2011 and commenced operations on January 31, 2012. Ellington Financial LLC, EF Securities LLC, EF Mortgage LLC, EF CMO LLC and EF Special Transactions LLC are hereafter collectively referred to as the “Company.” All inter-company accounts are eliminated in consolidation.

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

The Company is a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or “RMBS,” backed by prime jumbo, Alt-A, manufactured housing and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored enterprise, mortgage-related derivatives, commercial mortgage-backed securities, or “CMBS,” commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities and derivatives. The Company may also opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, asset-backed securities, or “ABS,” backed by consumer and commercial assets and non-mortgage-related derivatives.

Ellington Financial Management LLC (“EFM” or the “Manager”) is a registered investment advisor that serves as the Manager to the Company pursuant to the terms of the Third Amended and Restated Management Agreement effective August 2, 2011 (the “Management Agreement”). EFM is an affiliate of Ellington Management Group, L.L.C., an investment management firm and also a registered investment advisor. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.

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

(C) Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, or “MBS,” commercial mortgage loans, U.S. Treasury securities and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses.

(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of March 31, 2012, 49% and 51% of cash and cash equivalents were held in the JP Morgan U.S. Treasury Plus Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively. As of December 31, 2011, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation.

(E) Financial Derivatives: The Company enters into various types of financial derivatives. The two major types utilized are swaps and futures.

Swaps: The Company may enter into various types of swaps, including interest rate swaps, credit default swaps and total return swaps. The primary risk associated with the Company’s interest rate swap activity is interest rate risk. The primary risk associated with the Company’s total return swap activity has been equity market risk. The primary risk associated with the Company’s credit default swaps is credit risk.

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

The Company enters into credit default swaps. A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a “credit event” in relation to a “reference amount” or notional value of a credit obligation (usually a bond, loan or basket of bonds or loans). The definition of a credit event often varies from contract to contract. A credit event may occur (i) when the underlying reference asset(s) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset-backed securities and indices, when the underlying reference obligation is downgraded below a certain rating level or (iii) with respect to credit default swaps referencing corporate entities and indices, upon the bankruptcy of the underlying reference obligor. The Company typically writes (sells) protection to take a “long” position or purchases (buys) protection to take a “short” position with respect to underlying reference assets or to hedge exposure to other investment holdings.

The Company enters into total return swaps in order to take a “long” or “short” position with respect to an underlying referenced asset. The Company is subject to market price volatility of the underlying referenced asset. A total return swap involves commitments to pay interest in exchange for a market-linked return based on a notional value. To the extent that the total return of the security, group of securities or index underlying the transaction exceeds or falls short of the offsetting interest obligation, the Company will receive a payment from or make a payment to the counterparty.

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

The Company’s swap contracts are generally governed by International Swaps and Derivatives Association, or “ISDA,” trading agreements, which are separately negotiated agreements with dealer counterparties. Changes in the relative value of the swap transactions may require the Company or the counterparty to post or receive additional collateral. Typically, a collateral payment or receipt is triggered based on the net change in the value of all contracts governed by a particular ISDA trading agreement. Collateral received from counterparties is included in Due to brokers on margin accounts on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Collateral paid to counterparties is included in Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Entering into swap contracts involves market risk in excess of amounts recorded on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity.

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

Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, interest rate swaps, total return swaps and Eurodollar futures contracts.

Swap assets are included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Swap liabilities are included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized appreciation on futures contracts is in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Unrealized depreciation on futures contracts is included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For total return swaps, credit default swaps, interest rate swaps and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 105%, 102%, 90% and 89%, respectively, of average monthly notional values of each such category outstanding during the three month period ended March 31, 2012. For total return swaps, interest rate swaps, credit default swaps and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 354%, 111%, 92% and 65%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2011. The Company uses average monthly notional values outstanding to indicate the volume of activity with respect to these instruments.

(F) Investments Sold Short: When the Company sells securities short, it typically satisfies its security delivery settlement obligation by obtaining the security sold from the same or a different counterparty via repurchase agreement. The Company generally is required to deliver cash or securities as collateral to the repurchase agreement counterparty. The amount by which the market value of the obligation falls short of or exceeds the proceeds from the short sale is treated as an unrealized gain or loss, respectively. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the proceeds originally received.

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

Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At March 31, 2012, the Company’s open reverse repurchase agreements had remaining terms that averaged 43 days and ranged from 2 to 180 days and had interest rates that averaged 0.79% and ranged from 0.32% to 2.60%. At March 31, 2012, approximately 38% of open reverse repurchase agreements were with two counterparties. At December 31, 2011, the Company’s open reverse repurchase agreements had remaining terms that averaged 33 days and ranged from 3 to 180 days and had interest rates that averaged 0.82% and ranged from 0.08% to 2.56%. At December 31, 2011, approximately 73% of open reverse repurchase agreements were with four counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of March 31, 2012 and December 31, 2011, the Company did not have any material seller financing. No transactions are accounted for as linked transactions at March 31, 2012 and December 31, 2011.

(H) Securitized Debt: The Company entered into a resecuritization transaction which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 820-10, the Company has elected to carry securitized debt at fair value.

(I) Purchased Options: The Company has entered into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid. The Company had no purchased options outstanding as of March 31, 2012 and December 31, 2011.

(J) When-Issued/Delayed Delivery Securities: The Company may purchase or sell securities on a when-issued or delayed delivery basis. Securities purchased or sold on a when-issued basis are traded for delivery beyond the normal settlement date at a stated price or yield, and no income accrues to the purchaser prior to settlement. Purchasing or selling securities on a when-issued or delayed delivery basis involves the risk that the market price or yield at the time of settlement may be lower or higher than the agreed-upon price or yield, in which case a realized loss may be incurred.

The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of March 31, 2012, total assets included $17.2 million of TBAs as well as $566.8 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales.

As of March 31, 2012, total liabilities included $566.4 million of TBAs sold short as well as $17.4 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. On a net basis, as of March 31, 2012, the Company held a net short position in TBAs of $549.1 million while at December 31, 2011, the Company held a net short position in TBAs of $414.7 million.

(K) Offering Costs/Placement Fees: Offering costs and placement fees are charged against shareholders’ equity.

(L) LTIP Units: Long term incentive plan units (“LTIP units”) have been issued to the Company’s dedicated personnel, independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated personnel and independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting period for units issued to dedicated personnel and independent directors under the Ellington Incentive Plan for Individuals (the “Individual LTIP”) is typically one year. The vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the “Manager LTIP”) occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.

(M) Dividends: Dividends payable are recorded in the consolidated financial statements on the ex-dividend date.

(N) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease total number of shares outstanding and issued.

(O) Earnings Per Share (“EPS”): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders’ equity resulting from operations after adjusting for the impact of long term incentive plan units deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding long term incentive units. Because the Company’s long term incentive plan units are deemed to be participating securities and the Company has no other equity securities outstanding, basic and diluted EPS are the same. See Note 8 for EPS computations.

(P) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis.

The Company follows the provisions of ASC 740-10, Income Taxes (“ASC 740-10”), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce shareholders’ equity. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2011, 2010, 2009, 2008 or 2007 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year.

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

(Q) Subsequent Events: The Company applies the provisions of ASC 855-10, Subsequent Events, in the preparation of its consolidated financial statements. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

(R) Recent Accounting Pronouncements: In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This amends ASU 210-20, Balance Sheet Offsetting, to require new disclosures about balance sheet offsetting for derivative and financial instruments which are offset on the Statement of Assets, Liabilities and Shareholders’ Equity. The update requires disclosure of gross asset and liability amounts for financial instruments shown net on the Statement of Assets, Liabilities and Shareholders’ Equity. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and is to be applied retrospectively. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011. As a result of the adoption of this update, the Company has added disclosure to Note 3 about the significant unobservable inputs underlying its Level 3 assets and liabilities.

On April 29, 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). This modifies the criteria for determining when repurchase agreements and other similar transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). ASU 2011-03 is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-03 did not have a material impact on the Company’s consolidated financial statements.

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

Level 3 valuation methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment and default rate assumptions and (ii) the solicitation of valuations from third parties (typically, broker-dealers). Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment and default rate assumptions. The Manager utilizes such information to assign a good faith valuation (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments. The Manager has been able to obtain third-party valuations on the vast majority of the Company’s financial instruments and expects to continue to solicit third-party valuations on substantially all of the Company’s financial instruments in the future to the extent practical.

The Manager uses its judgment based on its own models, the assessments of its portfolio managers and third-party valuations it obtains, to determine and assign fair values to the Company’s Level 3 financial instruments. Because of the inherent uncertainty of valuation, estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed and the differences could be material to the consolidated financial statements.

The table below reflects the value of the Company’s Level 1, Level 2 and Level 3 financial instruments at March 31, 2012:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$51,546	$—	$—	$51,546

Investments at fair value-
Agency residential mortgage-backed securities	$—	$794,667	$6,016	$800,683
Private label residential mortgage-backed securities	—	—	408,230	408,230
Private label commercial mortgage-backed securities	—	—	12,171	12,171
Commercial mortgage loans	—	—	4,500	4,500

Total investments at fair value	—	794,667	430,917	1,225,584

Financial derivatives-assets at fair value-
Credit default swaps on asset-backed securities	—	—	48,746	48,746
Credit default swaps on asset-backed indices	—	45,223	—	45,223
Interest rate swaps	—	87	—	87

Total financial derivatives-assets at fair value	—	45,310	48,746	94,056

Repurchase agreements	—	13,650	—	13,650

Total investments, financial derivatives-assets at fair value and repurchase agreements	$—	$853,627	$479,663	$1,333,290

Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(579,852)	$—	$(579,852)

Financial derivatives-liabilities at fair value-
Credit default swaps on corporate indices	—	(364)	—	(364)
Credit default swaps on asset backed indices	—	(20,536)	—	(20,536)
Total return swaps	—	(249)	—	(249)
Interest rate swaps	—	(6,097)	—	(6,097)
Unrealized depreciation on futures contracts	(52)	—	—	(52)

Total financial derivatives-liabilities at fair value	(52)	(27,246)	—	(27,298)

Securitized debt	—	—	(1,485)	(1,485)

Total investments sold short, financial derivatives-liabilities at fair value and securitized debt	$(52)	$(607,098)	$(1,485)	$(608,635)

Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2 or Level 3 during the three month period ended March 31, 2012.

The following table identifies the significant unobservable inputs that affect the valuation of the Company’s Level 3 assets and liabilities as of March 31, 2012:

	Fair Value as of March 31, 2012	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$406,745	Discounted Cash Flows	Yield	4.7%	22.7%	9.5%

			Projected Collateral Prepayments	0.6%	38.8%	16.4%
			Projected Collateral Losses	4.2%	88.4%	36.7%
			Projected Collateral Recoveries	0.0%	42.6%	20.7%
			Projected Collateral Scheduled Amortization	3.0%	89.4%	26.2%

						100.0%

Credit default swaps on asset-backed securities	48,746	Net Discounted Cash Flows
			Projected Collateral Prepayments	5.3%	36.2%	13.1%
			Projected Collateral Losses	25.2%	62.1%	49.1%
			Projected Collateral Recoveries	11.7%	34.0%	20.3%
			Projected Collateral Scheduled Amortization	7.7%	37.0%	17.5%

						100.0%

Private label commercial mortgage-backed securities and Commercial mortgage loans	16,671	Discounted Cash Flows	Yield	7.9%	10.9%	9.7%

			Projected Collateral Losses	0.0%	30.5%	4.6%
			Projected Collateral Recoveries	0.0%	46.4%	14.9%
			Projected Collateral Scheduled Amortization	47.8%	100.0%	80.5%

						100.0%

Agency interest only residential mortgage-backed securities	6,016	Option Adjusted Spread (“OAS”)	LIBOR OAS(2)	741	2,754	1,107

			Projected Collateral Prepayments	74.3%	93.0%	81.8%
			Projected Collateral Scheduled Amortization	7.0%	25.7%	18.2%

						100.0%

(1)	Includes securitized debt with a fair value of $1.5 million as of March 31, 2012.
(2)	Shown in basis points.

Collateral prepayments, losses, recoveries and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral’s current principal balance.

The Company uses a LIBOR Option Adjusted Spread (“OAS”) valuation methodology to value its Agency interest only RMBS assets. In the LIBOR OAS methodology, cash flows are projected using Ellington’s models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.

Material changes in any of the inputs above in isolation could result in a significant change to reported fair value measurements. Additionally, fair value measurements are impacted by the interrelationships of these inputs. For example, a higher expectation of collateral prepayments will generally result in a lower expectation of collateral losses. Conversely, higher losses will generally result in lower prepayments. Because the Company’s credit default swaps on asset-backed security holdings represent credit default swap contracts whereby the Company has purchased credit protection, such default swaps on asset-backed securities generally have the directionally opposite sensitivity to prepayments, losses and recoveries as compared to the Company’s long securities holdings. Prepayments do not represent a significant input for the Company’s commercial mortgage-backed securities and commercial mortgage loans. Losses and recoveries do not represent a significant input for the Company’s Agency RMBS interest only securities, given the guarantee of the issuing government agency or government-sponsored enterprise.

The Company’s reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.

The table below reflects the value of the Company’s Level 1, Level 2 and Level 3 financial instruments at December 31, 2011:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$62,737	$—	$—	$62,737

Investments at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$769,120	$5,337	$774,457
Private label residential mortgage-backed securities	—	—	417,533	417,533
Private label commercial mortgage-backed securities	—	—	16,093	16,093
Commercial mortgage loans	—	—	4,400	4,400

Total investments at value	—	769,120	443,363	1,212,483

Financial derivatives-assets at fair value-
Credit default swaps on corporate indices	—	963	—	963
Credit default swaps on asset-backed securities	—	—	61,498	61,498
Credit default swaps on asset-backed indices	—	40,303	—	40,303
Interest rate swaps	—	95	—	95
Unrealized appreciation on futures contracts	12	—	—	12

Total financial derivatives-assets at fair value	12	41,361	61,498	102,871

Repurchase agreements	—	15,750	—	15,750

Total investments, financial derivatives-assets at fair value and repurchase agreements	$12	$826,231	$504,861	$1,331,104

Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(462,394)	$—	$(462,394)

Financial derivatives-liabilities at fair value-
Credit default swaps on asset-backed indices	—	(9,548)	—	(9,548)
Total return swaps	—	(274)	—	(274)
Interest rate swaps	—	(17,218)	—	(17,218)

Total financial derivatives-liabilities at fair value	—	(27,040)	—	(27,040)

Total investments sold short and financial derivatives-liabilities at fair value	$—	$(489,434)	$—	$(489,434)

Investments under the U.S. Treasury and Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2 or Level 3 during the year ended December 31, 2011.

The tables below include a roll-forward of the Company’s financial instruments for the three month periods ended March 31, 2012 and 2011, respectively (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended March 31, 2012

(In thousands)	Beginning Balance as of December 31, 2011	Accreted Discounts / Amortized Premiums	Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of March 31, 2012
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$5,337	$(624)	$—	$431	$872	$—	$—	$6,016
Private label residential mortgage-backed securities	417,533	4,374	6,201	17,660	98,678	(136,216)	—	408,230
Private label commercial mortgage-backed securities	16,093	117	344	1,688	1,308	(7,379)	—	12,171
Commercial mortgage loans	4,400	28	—	72	—	—	—	4,500

Total investments at fair value	443,363	3,895	6,545	19,851	100,858	(143,595)	—	430,917

Financial derivatives- assets at fair value
Credit default swaps on asset-backed securities	61,498	—	(4,744)	6,799	123	(14,930)	—	48,746

Total financial derivatives- assets at fair value	61,498	—	(4,744)	6,799	123	(14,930)	—	48,746

Total investments and financial derivatives-assets at fair value	$504,861	$3,895	$1,801	$26,650	$100,981	$(158,525)	$—	$479,663

Liabilities:
Securitized debt	$—	$(13)	$—	$10	$—	$(1,482)	$—	$(1,485)

Total securitized debt	$—	$(13)	$—	$10	$—	$(1,482)	$—	$(1,485)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2012, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2012. For Level 3 financial instruments held by the Company at March 31, 2012, change in net unrealized gain (loss) of $12.7 million, $(4.5) million and $0.01 million, for the three month period ended March 31, 2012 relate to investments, financial derivative-assets and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended March 31, 2011

(In thousands)	Beginning Balance as of December 31, 2010	Accreted Discounts / Amortized Premiums	Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of March 31, 2011
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$—	$(93)	$—	$8	$4,383	$—	$—	$4,298
Private label residential mortgage-backed securities	338,839	3,649	11,177	(6,637)	96,427	(88,773)	—	354,682
Private label commercial mortgage-backed securities	1,850	83	772	(248)	15,345	(4,719)	—	13,083
Commercial mortgage loans	—	15	—	(15)	4,675	—	—	4,675

Total investments at value	340,689	3,654	11,949	(6,892)	120,830	(93,492)	—	376,738

Financial derivatives- assets at fair value
Credit default swaps on asset-backed securities	102,850	—	2,681	(3,251)	376	(12,274)	—	90,382

Total financial derivatives- assets at fair value	102,850	—	2,681	(3,251)	376	(12,274)	—	90,382

Total investments and financial derivatives-assets at fair value	$443,539	$3,654	$14,630	$(10,143)	$121,206	$(105,766)	$—	$467,120

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

4. Financial Derivatives

Gains and losses on the Company’s derivative contracts for the three month period ended March 31, 2012 and 2011 are summarized in the tables below:

March 31, 2012:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended March 31, 2012	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended March 31, 2012
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$(4,744)	$6,799
Credit default swaps on asset-backed indices	Credit	(5,493)	(3,790)
Credit default swaps on corporate bond indices	Credit	(1,548)	570
Interest rate swaps	Interest Rates	—	(8)
Eurodollar futures	Interest Rates	(8)	(11)

		(11,793)	3,560

Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	4,309	34
Credit default swaps on corporate bond indices	Credit	3	66
Total return swaps	Equity Market	(2,056)	25
Interest rate swaps	Interest Rates	(10,399)	11,121
Eurodollar futures	Interest Rates	—	(52)

		(8,143)	11,194

Total		$(19,936)	$14,754

March 31, 2011:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended March 31, 2011	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended March 31, 2011
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$2,681	$(3,251)
Credit default swaps on asset-backed indices	Credit	(5,046)	879
Interest rate swaps	Interest Rates	(267)	802

		(2,632)	(1,570)

Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	6,421	(9)
Credit default swaps on corporate bond indices	Credit	(50)	(35)
Interest rate swaps	Interest Rates	—	(549)
Eurodollar futures	Interest Rates	(371)	319

		6,000	(274)

Total		$3,368	$(1,844)

As of March 31, 2012, the Company is party to credit derivatives contracts in the form of credit default swaps on mortgage/asset-backed indices (ABS index or ABS indices). As a seller of credit protection via ABS indices, the Company receives periodic payments from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at March 31, 2012 and December 31, 2011, respectively, are summarized below:

Credit Default Swaps on Asset Backed Indices	Amount at March 31, 2012	Amount at December 31, 2011
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(19,460)	$(9,548)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$7,952	$—
Notional Amount of Written Credit Derivatives(2)	$(58,816)	$(22,615)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$39,016	$—

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.
(2)

The notional value is the maximum amount that a seller of ABS indices would be obligated to pay, and a buyer of credit protection would receive upon occurrence of a “credit event.” Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under an ABS index contract may be offset against amounts due or owed on another ABS index contract with the same ISDA counterparty.

Unless terminated by mutual agreement by both the buyer and seller, ABS index contracts typically terminate at the earlier of the (i) date the buyer of protection delivers the reference asset to the seller in exchange for payment of the notional balance following the occurrence of a credit event or (ii) date the reference asset is paid off in full, retired, or otherwise ceases to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of an underlying reference asset has deteriorated, credit spreads combined with a percentage of notional values paid up front (points up front) are frequently used as an indication of ABS index risk. ABS index credit protection sellers entering the market would expect to be paid a percentage of the current notional balance up front (points up front) approximately equal to the fair value of the contract in order to write protection on the reference assets underlying the Company’s

ABS index contracts. Stated spreads at March 31, 2012 on ABS index contracts where the Company wrote protection range between 9 and 458 basis points on contracts that were outstanding at this date. Stated spreads at December 31, 2011 on ABS index contracts where the Company wrote protection range between 350 and 442 basis points on contracts that were outstanding at this date. However, participants entering the market at March 31, 2012 and December 31, 2011 would likely transact on similar contracts with material points upfront given these spreads. Total net up-front payments received relating to ABS index contracts outstanding at March 31, 2012 and December 31, 2011 were $19.7 million and $9.6 million, respectively.

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

Summary information—For both three month periods ended March 31, 2012 and 2011, the total base management fees incurred by the Company were $1.5 million.

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

For purposes of calculating the incentive fee, “Adjusted Net Income,” for the Incentive Calculation Period means the net increase in shareholders’ equity from operations, after all base management fees but before any incentive fees for such period, and excluding non-cash equity compensation expenses for such period as reduced by any Loss Carryforward (as described below) as of the end of the fiscal quarter preceding the Incentive Calculation Period.

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter. As of March 31, 2012, there was no Loss Carryforward.

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

Summary information— No incentive fee was incurred for the three month period ended March 31, 2012. Total incentive fee incurred for the three month period ended March 31, 2011 was $0.6 million.

6. Long-Term Incentive Plan Units

In connection with its initial offering in 2007, the Company established the Manager Long-Term Incentive Plan (the “Manager LTIP”) and the Individual Long-Term Incentive Plan (the “Individual LTIP”). Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager. Pursuant to the terms of the Individual LTIP, each year since inception the Company has issued annual awards to its independent directors and, beginning in 2010, issued awards to certain of its dedicated personnel.

As of August 17, 2010, LTIP units awarded to the Manager were fully vested and expensed. LTIP units held pursuant to the Manager LTIP are generally exercisable by the holder at any time after vesting. Each LTIP unit is convertible into one common share. There is no cash flow effect from the issuance of the Manager LTIP units. Since inception, the aggregate expense associated with the Manager LTIP was $8.6 million.

Individual LTIP units in the amount of 3,750 units were granted to the Company’s independent directors on each of August 17, 2007, December 31, 2008, October 1, 2009, October 1, 2010 and September 15, 2011. Excluding the September 15, 2011 award, these grants have fully vested. The vesting period for awards issued to directors under the Individual LTIP has generally been one year from the date of grant. In addition, on December 12, 2011 and December 15, 2010, the Company issued a total of 3,000 LTIP units and 2,500 LTIP units, respectively, to certain of its dedicated personnel. Excluding the December 12, 2011 award, these grants have fully vested. The grant awarded on December 12, 2011 will vest on December 31, 2012. Units held pursuant to the Individual LTIP are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIP are measured as of the grant date and expensed ratably over the vesting period. The total expense associated with the Individual LTIP units awarded to the independent directors for the three month periods ended March 31, 2012 and 2011, was $0.02 million and $0.03 million, respectively. The total expense associated with the Individual LTIP units awarded to the Company’s dedicated personnel for the three month periods ended March 31, 2012 and 2011 was approximately $0.01 million and $0.01 million. Unrecognized expense related to unvested Individual LTIP units awarded to independent directors was $0.03 million at March 31, 2012 and $0.05 million at December 31, 2011. Unrecognized compensation expense related to unvested Individual LTIP units awarded to certain of the Company’s dedicated personnel was $0.04 million at March 31, 2012 and $0.05 million at December 31, 2011. Since inception, 8,750 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.02 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.

If all of the LTIP units that have previously been issued were to be fully vested and exchanged for common shares as of March 31, 2012 and December 31, 2011, the Company’s issued and outstanding common shares would increase to 16,838,151 shares, resulting in shareholders’ equity per share of $23.53 and $22.03 at March 31, 2012 and December 31, 2011, respectively.

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the three month periods ended March 31, 2012 and 2011, respectively.

Three Month Periods Ended March 31, 2012 and March 31, 2011:

	Three Month Period Ended			Three Month Period Ended
	March 31, 2012			March 31, 2011
		Director/			Director/
	Manager	Employee	Total	Manager	Employee	Total
LTIP Units Outstanding (12/31/2011 and 12/31/2010, respectively)	375,000	15,500	390,500	375,000	10,000	385,000
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—

LTIP Units Outstanding (3/31/2012 and 3/31/2011, respectively)	375,000	15,500	390,500	375,000	10,000	385,000

LTIP Units Vested and Outstanding (3/31/2012 and 3/31/2011, respectively)	375,000	8,750	383,750	375,000	3,750	378,750

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

The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:

Three Month Period Ended March 31, 2012:

	Dividend Per Share	Dividend Amount		Record Date	Payment Date
(In thousands except for per share amounts)
First Quarter	$0.70	$11,787	*	June 1, 2012	June 15, 2012
* Estimated Three Month Period Ended March 31, 2011:
	Dividend Per Share	Dividend Amount		Record Date	Payment Date
(In thousands except for per share amounts)
First Quarter	$0.40	$6,757		June 1, 2011	June 15, 2011

Dividends are declared and paid on a quarterly basis in arrears.

Detailed below is a roll-forward of the Company’s common shares outstanding for the three month periods ended March 31, 2012 and 2011:

	Three Month Period	Three Month Period
	Ended March 31, 2012	Ended March 31, 2011
Common Shares Outstanding (12/31/2011 and 12/31/2010, respectively)	16,447,651	16,498,342
Share Activity:
Shares issued in connection with incentive fee payment	—	6,400

Common Shares Outstanding (3/31/2012 and 3/31/2011, respectively)	16,447,651	16,504,742

On August 4, 2011, the Company’s Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company’s discretion, subject to applicable law, share availability, price and the Company’s financial performance, among other considerations. As of March 31, 2012, the Company repurchased 60,980 shares at an aggregate cost of $1.1 million, or at an average per share price of $17.22.

8. Earnings Per Share

The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended March 31,
	2012	2011
(In thousands except share amounts)
Net increase in shareholders’ equity resulting from operations	$32,055	$11,107

Net increase in shareholders’ equity resulting from operations available to common share and LTIP holders:	32,055	11,107
Net increase in shareholders’ equity resulting from operations - common shares	31,312	10,854
Net increase in shareholders’ equity resulting from operations - LTIPs	743	253
Dividends Paid:
Common Shares	(6,579)	(21,621)
LTIPs	(156)	(505)

Total dividends paid to common share and LTIP holders	(6,735)	(22,126)

Undistributed earnings:
Common Shares	24,733	(10,768)
LTIPs	587	(251)

Total undistributed earnings attributable to common share and LTIP holders	$25,320	$(11,019)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	16,447,651	16,501,400
Weighted average participating LTIPs	390,500	385,000
Basic earnings per common share:
Distributed	$0.40	$1.31
Undistributed	1.50	(0.65)

	$1.90	$0.66

Diluted earnings per common share:
Distributed	$0.40	$1.31
Undistributed	1.50	(0.65)

	$1.90	$0.66

The Company pays quarterly dividends in arrears. Dividends paid in the table above relate to the respective period’s prior period earnings.

9. Counterparty Risk

As of March 31, 2012, investments with an aggregate value of approximately $1.1 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $52.5 million that were sold prior to period end but for which such sale had not settled as of March 31, 2012.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.1 billion in collateral for various reverse repurchase agreements as of March 31, 2012. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $138.7 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
CS First Boston	21%
Daiwa Capital Markets America Inc	15%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of March 31, 2012:

Dealer	% of Total Deposits with Dealers Held as Collateral
Bank of America	44%
Citigroup	39%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of March 31, 2012:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	37%
Wells Fargo Securities	21%
Citigroup	17%

10. Contingencies and Commitments

The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.

In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company’s maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011.

11. Financial Highlights

Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended March 31, 2012	Three Month Period Ended March 31, 2011
Beginning Shareholders’ Equity Per Share (12/31/11 and 12/31/10, respectively)	$22.55	$24.47
Net Investment Income	0.67	0.64
Net Realized/Unrealized Gains	1.28	0.03

Results of Operations (1)	1.95	0.67
Dividends Paid (2)	(0.41)	(1.34)
Ending Shareholders’ Equity Per Share (3/31/12 and 3/31/11, respectively) (3)	$24.09	$23.80

Shares Outstanding, end of period	16,447,651	16,504,742

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 8).
(2)	Dividends paid include dividends paid on common shares and LTIP units. For the three month periods ending March 31, 2012 and 2011, dividends totaling $0.40 and $1.31, respectively, per common share and LTIP unit outstanding were declared and paid. Dividends paid of $0.41 and $1.34 per share for the three month periods ending March 31, 2012 and 2011, respectively, above reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units.
(3)	If all LTIP units previously issued were vested and exchanged for common shares as of March 31, 2012 and 2011, shareholders’ equity per share would be $23.53 and $23.26, respectively.

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

Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended March 31, 2012	Three Month Period Ended March 31, 2011
Total Return before Incentive Fee	8.66%	2.80%
Incentive Fee	0.00%	(0.16)%

Total Return after Incentive Fee	8.66%	2.64%

(1)	Total return is calculated for all shareholders’ equity accounts, excluding the Managers’ shareholder equity, taken as a whole for each period. Total Return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP units: (1)

Three Month Period Ended March 31, 2012
Total Return before Incentive Fee	6.14%
Incentive Fee	0.00%

Total Return after Incentive Fee	6.14%

(1)	Total return is calculated assuming all LTIP units had been converted into common shares at March 31, 2012. Total return represents all shareholders’ equity accounts, excluding Manager shares, outstanding for the entire period. LTIP units outstanding at March 31, 2012 totaled 390,500 and represent 2.32% of total shares and LTIP units outstanding as of that date.

Market Based Total Return for a Shareholder:

For the three month periods ended March 31, 2012 and 2011, the Company’s market based total return based on the closing price as reported by the New York Stock Exchange was 16.21% and 9.55%, respectively. Calculation of market based total return assumes the reinvestment of dividends.

Net Investment Income Ratio to Average Shareholders’ Equity: (1)

	Three Month Period Ended March 31, 2012	Three Month Period Ended March 31, 2011
Net Investment Income (2)	11.51%	11.22%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Includes all items of income and expenses on an annualized basis except for incentive fee expense which is included on a non-annualized basis.

Expense Ratios to Average Shareholders’ Equity: (1)(2)

	Three Month Period Ended March 31, 2012	Three Month Period Ended March 31, 2011
Operating expenses before incentive fee and interest expense	(3.09)%	(3.14)%
Incentive fee	0.00%	(0.15)%
Interest expense	(1.92)%	(1.57)%

Total Expenses	(5.01)%	(4.86)%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Ratios are annualized except for the incentive fee which is not annualized.

12. Subsequent Events

On May 7, 2012, the Company’s Board of Directors approved a dividend in the amount of $0.70 per share payable on June 15, 2012 to shareholders of record as of June 1, 2012.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may,” “seek” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac, and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC and the risks described under Item 1A of this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or “RMBS,” backed by prime jumbo, Alt-A, manufactured housing and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored enterprise, mortgage-related derivatives, commercial mortgage-backed securities, or “CMBS,” commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities and derivatives. We also may opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, asset-backed securities, or “ABS,” backed by consumer and commercial assets, non-mortgage-related derivatives and real property. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is also a registered investment advisor with a 17-year history of investing in a broad spectrum of mortgage-backed securities, or “MBS” and related derivatives.

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

As of March 31, 2012, we believe that our non-Agency RMBS strategies represented the primary drivers of our risk and return, and we expect that they will continue to do so over the near term. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS. We also expect that we will continue to allocate some of our capital to CMBS and commercial mortgage loan strategies.

We also use leverage in our non-Agency MBS strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2012, we financed our purchases of Agency RMBS and non-Agency MBS almost exclusively through reverse repo agreements, which we account for as collateralized borrowings. In November 2011, we entered into a small resecuritization transaction using one of our non-Agency RMBS assets. This transaction, which closed in January 2012, is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity as “Securitized debt.” This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency MBS which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.

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

As of March 31, 2012, outstanding borrowings under reverse repos and securitized debt were $922.9 million and our debt-to-equity ratio was 2.33 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 75.5% or $697.1 million relates to our Agency RMBS holdings.

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

Trends and Recent Market Developments

Recent market developments during the first three months of 2012 included among others (1) continued government policy discussions regarding ways to stimulate home price recovery, including pilot programs designed to convert foreclosed properties to rental properties, (2) an opportunity to gauge the impact of amendments to the Home Affordable Refinance Program, or “HARP,” (3) the announcement of a final settlement agreement over the robo-signing practices at five of the largest mortgage servicers, (4) a continuation of Operation Twist and ongoing public debate as to whether the Federal Reserve would engage in further monetary stimulus, (5) improvements and stabilization in both delinquency rates and foreclosure timelines for residential mortgages, (6) additional sales of MBS by the Federal Reserve and (7) the completion of two additional non-Agency securitizations.

Real Estate Owned (“REO”) to Rental Programs

During the first few months of 2012, the Obama administration and several government agencies began advocating the adoption of large-scale sales of foreclosed properties to institutional investors as one way to target home price recovery, to reduce the inventory of vacant homes on the market and to offer affordable housing to households unable to obtain mortgage credit.

•

In January 2012, the Federal Reserve released a white paper regarding the U.S. housing market advocating a nationwide REO rental program pursuant to which foreclosed homes would be sold in bulk to investors interested in renting the homes to qualified tenants.

•

In February 2012, President Obama provided details regarding his “Blueprint for an America Built to Last” initiative which includes proposals for broad based refinancing for borrowers current on their mortgages; a homeowner bill of rights; a push for greater forbearance by major banks for unemployed borrowers; the formation of a joint investigation into mortgage origination and servicing abuses; and plans to expand both the Home Affordable Modification Program and the REO to Rental Initiative.

•

In February 2012, the Federal Housing Finance Agency, or “FHFA,” released details of a planned pilot transaction pursuant to which foreclosed properties owned by Fannie Mae and Freddie Mac would be sold to investors in bulk and converted to rental properties.

In addition, there have been discussions about the possibility of private bank sales and financing of REO properties in bulk. In light of these developments and in response to market opportunities generally, our independent directors approved a change to our investment guidelines in March 2012 in order to allow us to opportunistically acquire real property interests such as single family and multifamily residential properties. As of the date of this quarterly report on Form 10-Q, we have not acquired any such properties but we are exploring the possibility of doing so in the future, particularly with respect to foreclosure properties that we would acquire and hold for appreciation and/or rental income.

HARP

In the fourth quarter of 2011, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to HARP including among others: (1) the reduction, or elimination in certain cases, of many risk-based fees charged to borrowers when refinancing, (2) the expansion of the loan-to-value ceiling, (3) the removal of certain representations and warranties made by lenders when refinancing loans already owned or guaranteed by Fannie Mae or Freddie Mac, and (4) confirmation that lenders will no longer be required to attest to an individual borrower’s ability to repay his/her mortgage (this attestation requirement had been widely considered a major factor in limiting HARP’s success previously). In addition, the term of the program was extended through to the end of 2013. The amended version of HARP is commonly known as “HARP 2.0.” While we believe it remains too early to gauge the ultimate success of HARP 2.0, Agency RMBS prepayment data suggests that its short term impact for the first quarter of 2012 was less dramatic than expected. During the first quarter of 2012, we continued to protect against the possibility of increasing prepayments by avoiding pools with high prepayment risks, by focusing research efforts on uncovering additional pool characteristics not fully valued by the market that could provide additional prepayment protection and by continuing to rotate our portfolio to adjust to the changing prepayment landscape.

Mortgage Servicing Settlement

On February 9, 2012, the U.S. Government and 49 state attorneys general reached a $25 billion settlement agreement over the pending investigations regarding robo-signing and other practices at five of the largest mortgage servicers. On April 5, 2012, the settlement was approved by a federal judge and became final and non-appealable. Oklahoma entered into a separate settlement with these servicers. Of the $25 billion settlement, approximately $17 billion will be used for homeowner relief such as principal reductions, short sales and transitional assistance, $3 billion will go toward refinancing underwater borrowers who are current on their mortgage payments and $5 billion will be paid in cash to state and federal governments. In addition, the settlement requires specific improvements to servicing standards at these five servicers. The announcement of the settlement was seen as a positive step toward resolving some of the foreclosure-related issues overhanging the mortgage market, but the settlement will take time to implement. Additionally, the settlement will not resolve separate state lawsuits regarding the foreclosure process. We believe that this settlement will have only a limited impact on our holdings of non-Agency RMBS.

Monetary Policy

In the first quarter of 2012, the Federal Reserve continued its purchases and sales pursuant to Operation Twist, which is scheduled to expire in June 2012. Operation Twist has led to and may lead to further flattening of the yield curve (i.e., a narrowing of the spread between short term and long term interest rates), which may narrow the spread between the yields of our fixed rate MBS assets and our short-term borrowings, which in turn would reduce our net income to the extent not offset by our interest rate hedges. Should any such flattening include a decline in long-term interest rates, mortgage rates may decline and as a result the prepayment rates on our Agency RMBS may increase, which would reduce the yields on our Agency RMBS. However, to the extent that we continue to hedge our Agency RMBS portfolio with short TBA positions, we actually may benefit from an overall increase in prepayments if prepayments increase less on the particular Agency RMBS that we hold relative to the more generic pools that underlie our short TBA positions. There have been numerous discussions as to whether the Federal Reserve will engage in additional quantitative easing or other similar changes in fiscal policy during 2012. Minutes from the March 2012 Federal Open Market Committee, or the “FOMC,” indicate that the Federal Reserve will likely hold off on increasing monetary accommodation unless the U.S. economy loses momentum or inflation seemed likely to remain below the 2% target established by the FOMC over the medium term.

Mortgage Market Statistics

Recent mortgage data suggest improvements and stabilization in delinquency rates. For instance, the following table illustrates delinquency and foreclosures inventory rates on sub-prime mortgages as of December 31, 2011 and September 30, 2011 as reported by the Mortgage Bankers Association in their National Delinquency Survey:

	As of
	December 31, 2011	September 30, 2011
Fixed (1)
Delinquent (2)	19.7%	21.2%
Foreclosure	10.7%	10.8%

Total	30.4%	32.0%

ARM (1)
Delinquent (2)	22.4%	25.1%
Foreclosure	22.2%	22.7%

Total	44.6%	47.8%

(1)	Source: Mortgage Bankers Association, National Delinquency Survey press releases issued February 16, 2012 and November 17, 2011.
(2)	Includes loans that are at least one payment past due but does not include loans in foreclosure, seasonally adjusted.

On May 4, 2012, the U.S. Department of Labor reported that, as of April 2012, the U.S. unemployment rate was 8.1%. This compares to 9.0% as of April 2011. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could contribute to further increases in mortgage delinquencies and decreases in home prices.

Liquidity and Valuations

In the first quarter of 2012, the Federal Reserve held three additional auctions of its Maiden Lane II portfolio of non-Agency MBS holdings, ultimately completing the disposition of the entire portfolio. The 2012 auctions were held in response to unsolicited offers by potential purchasers, or a “reverse inquiry” process, and were conducted using substantially different bidding rules from the auctions conducted in the second quarter of 2011. Notably, the Federal Reserve implemented an “all or none” policy with respect to the auctions, thus preventing the piecemeal subsequent “bidding down” of unsold inventory that had substantially weakened the success of the 2011 auctions. The certainty of execution provided by the process, and the lack of concern of adverse selection, led large buyers to participate. This, in turn, provided confidence to the market and bolstered valuation of non-Agency RMBS in the quarter. Valuations in the first quarter were further bolstered by the decline in sales of non-Agency RMBS by large dealers and banks, many of which had been reducing their holdings of non-Agency RMBS during the second half of 2011 to better manage their balance sheets, thus contributing to the price declines in that period.

Global credit markets generally improved during the quarter, and the overall liquidity and pricing of non-Agency RMBS improved as well, especially relative to the depths of the financial crisis. The liquidity and prices of non-Agency RMBS have also been supported over the last few years by the continued availability of repo financing provided by investment banks and commercial banks, with borrowing costs and haircuts that have remained relatively stable. However, since European banks have historically been a significant financing source for many investment banks that provide RMBS financing, the European sovereign debt crisis has created a lingering concern that a systemic shock to the European financial system would severely constrain the willingness and ability of U.S. banks and investment banks to finance RMBS, especially non-Agency RMBS. Despite European debt crisis concerns, we have not yet seen any material impact on our ability to finance non-Agency RMBS, and in fact we have increased our total number of repo counterparties as compared to one year ago.

Non-Agency RMBS Market: Other Developments

Two non-Agency securitizations totaling $741 million were completed in the first three months of 2012. Similar to three prior securitizations, completed in 2010 and 2011, these securitizations were backed by high quality prime jumbo mortgage loans. While these transactions represent a positive sign for the potential return of a healthy non-Agency residential mortgage securitization market, the near-term prospects for this market are still extremely uncertain, as the respective roles and requirements of sponsors, investors, underwriters, regulators, policy-makers and rating agencies all continue to be re-evaluated. We believe that the eventual return of a healthy non-Agency securitization market will create additional investment opportunities for us.

Outlook and Summary

On balance, we believe that the long-term technical trends in the non-Agency RMBS markets are quite positive. The “Volcker Rule” provisions of the Dodd-Frank Act and the stricter capital requirements to be phased in under the Basel III global banking accords, have reduced the demand by banks for non-Agency RMBS, especially the types of distressed non-Agency RMBS that we typically acquire, and in some cases has led to intense selling of these securities in order for these banks to better manage their balance sheets. While the reduced participation by these financial institutions due to these regulatory changes may at times have a negative impact on our business or our results (such as by decreasing the overall demand for these securities, which depresses prices; by increasing the supply of these securities in the market, which affects valuations; or by reducing the liquidity for these securities, which results in more expensive or reduced financing for these securities), we believe that on balance the reduced competition benefits the Company in the longer term.

For instance, the selling of non-Agency RMBS by dealers and banks in the third and fourth quarters of 2011 resulted in price declines that ultimately affected the valuation of our assets. The combination of lower prices and dealer risk aversion created numerous opportunities to purchase assets at attractive prices. Since the beginning of the first quarter, however, we have seen prices rise considerably in many sectors and we have been able to take advantage of these market changes by realizing trading gains on certain securities and reinvesting proceeds in other attractively priced bonds.

While in general it has become more difficult for regulated capital to invest in non-Agency RMBS, an exception to this can be found in the U.S. insurance industry. Regulatory capital charges for U.S. insurance companies, which for non-Agency RMBS investments were historically based solely on credit ratings, have moved to a more scenario-based methodology, and as a result U.S. insurance companies are again becoming a more significant buyer of these assets. Nevertheless, the potential for distressed selling of non-Agency RMBS by European investors, especially should the European sovereign debt crisis deepen, remains a concern overhanging the market. Meanwhile, unregulated and/or ratings-insensitive capital continues to be raised and flow into the sector.

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

In our Agency RMBS strategy, we remain in a low interest rate environment where almost the entire Agency pool market trades at significant premiums to par. As a result, we expect to continue to target pools that, taking into account their particular composition, and based on our prepayment projections: (1) will generate attractive yields, (2) will have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models and our extensive databases remain essential tools in our implementation of this strategy. We also believe that our active trading style, including our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy.

In our commercial mortgage loan and CMBS strategy, we have participated actively in both the still-recovering new issue market and in the secondary market, especially in relation to the relatively small amount of our capital allocated to this strategy. In 2012, we expect to modestly continue allocating capital to this strategy. We are optimistic that the new-issue market will continue to grow and serve as a catalyst to refinance legacy loans as well, providing us with exciting investment opportunities in both new-issue and legacy securities and loans.

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

Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on MBS, commercial mortgage loans, U.S. Treasury securities and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses.

Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition

The following table summarizes our investment portfolio as of March 31, 2012 and December 31, 2011. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2012					December 31, 2011
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Non-Agency RMBS (2)	$716,516	$407,197	$56.83	$416,520	$58.13	$736,869	$410,109	$55.66	$437,103	$59.32
Non-Agency CMBS and Commercial Mortgage Loans	22,004	16,671	75.76	18,274	83.05	30,611	20,493	66.95	23,856	77.93

Total Non-Agency MBS and Commercial Mortgage Loans	738,520	423,868	57.39	434,794	58.87	767,480	430,602	56.11	460,959	60.06

Agency RMBS: (3)
Floating	22,741	24,065	105.82	23,509	103.38	35,988	37,956	105.47	37,342	103.76
Fixed	708,867	753,353	106.28	747,803	105.49	643,215	689,018	107.12	679,168	105.59

Total Agency RMBS	731,608	777,418	106.26	771,312	105.43	679,203	726,974	107.03	716,510	105.49

Total Non-Agency and Agency MBS and Commercial Mortgage Loans	$1,470,128	$1,201,286	$81.71	$1,206,106	$82.04	$1,446,683	$1,157,576	$80.02	$1,177,469	$81.39

Agency Interest Only RMBS	n/a	$6,016	n/a	$7,663	n/a	n/a	$5,337	n/a	$7,416	n/a
Non-Agency Interest Only RMBS and Other	n/a	$1,033	n/a	$1,102	n/a	n/a	$7,424	n/a	$7,482	n/a
TBAs:
Long	$16,500	$17,249	$104.54	$17,291	$104.79	$30,500	$32,033	$105.03	$31,845	$104.41
Short	(534,680)	(566,366)	105.93	(566,348)	105.92	(416,900)	(446,707)	107.15	(443,893)	106.47

Net Short TBAs	$(518,180)	$(549,117)	$105.97	$(549,057)	$105.96	$(386,400)	$(414,674)	$107.32	$(412,048)	$106.64

U.S. Treasury Securities:
Long	$—	$—	$—	$—	$—	$10,000	$10,113	$101.13	$9,991	$99.91
Short	(13,000)	(13,486)	103.74	(13,099)	100.76	(15,000)	(15,687)	104.58	(15,120)	100.80

Net Short U.S. Treasury Securities	$(13,000)	$(13,486)	$103.74	$(13,099)	$100.76	$(5,000)	$(5,574)	$111.48	$(5,129)	$102.58

Repurchase Agreements	$13,650	$13,650	$100.00	$13,650	$100.00	$15,750	$15,750	$100.00	$15,750	$100.00

Total Net Investments		$659,382		$666,365			$765,839		$790,940

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)	Excludes Interest Only and Other Private Label Securities.
(3)	Excludes Interest Only securities and TBAs.

The following table summarizes our financial derivatives portfolio as of March 31, 2012 and December 31, 2011. For more detailed information about the investments in our portfolio, please refer to Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2012		December 31, 2011
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$58,816	$(19,460)	$22,615	$(9,548)

Total Long Mortgage Related Derivatives	58,816	(19,460)	22,615	(9,548)

Short Mortgage Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(125,835)	44,147	(82,642)	40,303
CDS on Individual RMBS	(57,875)	48,746	(74,787)	61,498

Total Short Mortgage Related Derivatives	(183,710)	92,893	(157,429)	101,801

Net Mortgage Related Derivatives	$(124,894)	$73,433	$(134,814)	$92,253

Short CDS on Corporate Bond Indices	$(78,250)	$(364)	$(106,500)	$963
Short Total Return Swaps on Corporate Equities (5)	$(22,446)	$(249)	$(20,571)	$(274)
Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$17,400	$(12)	$4,500	$68
Short Interest Rate Swaps (4)	(223,100)	(5,998)	(305,400)	(17,191)
Short Eurodollar Futures (6)	(126,000)	(52)	(147,000)	12

Total Net Interest Rate Derivatives	$(331,700)	$(6,062)	$(447,900)	$(17,111)

Total Net Derivatives	$(557,290)	$66,758	$(709,785)	$75,831

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty.
(2)	Short mortgage-related derivatives represent transactions where the Company purchased credit protection from a counterparty.
(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(5)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.
(6)	Every $1,000,000 in notional value represents one contract.

As of March 31, 2012, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity reflects total assets of $2.1 billion as compared to $2.0 billion as of December 31, 2011. Total liabilities as of March 31, 2012 were $1.7 billion as compared to $1.6 billion as of December 31, 2011. As of March 31, 2012 and December 31, 2011 our portfolios of investments and financial derivatives included in total assets totaled $1.3 billion, while our investments sold short and financial derivatives included in total liabilities were $607.2 million and $489.4 million as of March 31, 2012 and December 31, 2011, respectively. This increase in investment-related liabilities was tied to our TBA investments sold short which increased approximately $119.7 million as of March 31, 2012 to $566.4 million as compared to $446.7 million as of December 31, 2011. We use TBAs in combination with interest rate swaps as the primary instruments to hedge interest rate risk in our long Agency RMBS portfolio. On a quarterly basis, outstanding amounts of these hedging instruments may fluctuate according to the size of our long Agency RMBS portfolio as well as according to how market dynamics favor the use of one or the other. During the first quarter of 2012, we shifted more to the use of TBAs and less to the use of interest rate swaps.

TBA-related assets include TBAs and receivables for TBAs sold short, and TBA related liabilities include TBAs sold short and payables for TBAs purchased. As of March 31, 2012, total assets included $17.2 million of TBAs as well as $566.8 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales. As of March 31, 2012, total liabilities included $566.4 million of TBAs sold short as well as $17.4 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.

Our net short TBAs (short TBA positions reduced by long TBA positions) increased to $549.1 million as of March 31, 2012, from $414.7 million as of December 31, 2011. The aggregate value of our other (i.e. non-TBA) Agency RMBS as of March 31, 2012 and December 31, 2011, was $783.4 million and $732.3 million, respectively. As a result, as of March 31, 2012 and December 31, 2011, our net Agency RMBS positions (long non-TBA Agency RMBS reduced by net short TBAs) were long positions of $234.3 million and $317.6 million, respectively. Since we actively trade our Agency RMBS, our gross positions tend to fluctuate significantly from period to period. In addition we continuously re-evaluate our overall net Agency RMBS position.

As of March 31, 2012, we held $420.4 million of non-Agency MBS as compared to $433.6 million as of December 31, 2011. While during the period we actively traded securities within the non-Agency RMBS portfolio and monetized a portion of unrealized gains, on a period-over-period basis the overall size of our non-Agency RMBS portfolio did not change significantly.

As of March 31, 2012, our holdings of net mortgage related derivatives declined slightly and the composition of our holdings changed somewhat. We use mortgage related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio. During the quarter we exited certain CDS on Individual RMBS contracts, thereby reducing our notional value to $57.9 million as of March 31, 2012 from $74.8 million as of December 31, 2011. Our CDS on Individual RMBS represent short positions or positions in which we have synthetically purchased credit protection on specific non-Agency RMBS bonds. Certain of our contracts ran off, while others were deliberately terminated. At the same time, we slightly increased our net purchased notional protection of CDS on RMBS and CMBS Indices. The net short notional values of our net mortgage related credit derivatives of CDS on RMBS and CMBS Indices as of March 31, 2012 and December 31, 2011 were $67.0 million and $60.0 million respectively. On a net basis, inclusive of our CDS on Individual RMBS and CDS on RMBS and CMBS Indices, our notional value declined to $124.9 million as of March 31, 2012 as compared to $134.8 million as of December 31, 2011. Further, we reduced our notional value of short CDS on Corporate Bond Indices during the quarter. The period over period decline in our holdings of mortgage and related credit derivatives in part reflected our decision to hedge less of our credit risk at the end of the first quarter of 2012, continuing the trend that began in late 2011. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.

We have entered into reverse repos to finance some of our assets. As of March 31, 2012 and December 31, 2011, indebtedness outstanding on our reverse repos was approximately $921.4 million and $896.2 million, respectively. Approximately 75.7% or $697.1 million of our outstanding indebtedness under reverse repos is secured by Agency RMBS with the remaining secured by non-Agency RMBS as of March 31, 2012. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in “—Liquidity and Capital Resources” below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of March 31, 2012 and December 31, 2011, our derivative and TBA counterparties posted an aggregate value of approximately $65.5 million and $79.4 million, respectively as of each date, of collateral with us. This collateral posted with us is included in “Due to brokers on margin accounts” on our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity.

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

In some instances, to avoid taking or making delivery of TBA securities, we will “pair off” an open purchase or sale transaction with an offsetting sale or purchase with the same counterparty. Alternatively, we will “assign” open transactions from counterparties from whom we have purchased to other counterparties to whom we have sold. In either case, no securities are actually delivered, but instead the net difference in trade proceeds of the offsetting transactions is calculated and a money wire representing such difference is sent to the appropriate party.

For the three month period ended March 31, 2012, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $4.2 billion as compared to $5.6 billion for the three month period ended March 31, 2011. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other RMBS assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA “sector rotation” transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since the Company has actively turned over its portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, the Company’s fixed rate Agency whole pool portfolio is typically larger in gross size than the Company’s equity capital base, and so the Company tends to hold large short TBA positions relative to its equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to the Company’s equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of the Company’s equity capital base.

Shareholders’ Equity

As of March 31, 2012, our shareholders’ equity increased by approximately $25.3 million to $396.3 million from $370.9 million as of December 31, 2011. This increase principally consisted of a net increase in shareholders’ equity resulting from operations for the three month period ended March 31, 2012 of approximately $32.1 million offset by a decrease for dividends paid of approximately $6.7 million.

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

Results of Operations for the Three Month Periods Ended March 31, 2012 and 2011

The table below presents the net increase (decrease) in shareholders’ equity resulting from operations for the three month periods ended March 31, 2012 and 2011.

	Three Month Period Ended March 31,
(In thousands except per share amounts)	2012	2011
Investment income—Interest income	$15,733	$15,849
Expenses:
Base management fee	1,492	1,481
Incentive fee	—	612
Interest expense	1,832	1,543
Other operating expenses	1,449	1,615

Total expenses	4,773	5,251

Net investment income	10,960	10,598

Net realized and unrealized gain (loss) on investments	26,277	(1,015)
Net realized and unrealized gain (loss) on financial derivatives	(5,182)	1,524

Net increase in shareholders’ equity resulting from operations	$32,055	$11,107

Net increase in shareholders’ equity resulting from operations per share	$1.90	$0.66

Summary of Net Increase in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations (“net income”) for the three month periods ended March 31, 2012 and 2011 was $32.1 million and $11.1 million, respectively. The increase in our net income period over period was primarily driven by net realized and unrealized gains in our MBS investments. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was 8.66% for the three month period ended March 31, 2012 as compared to 2.64% for the three month period ended March 31, 2011. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $11.0 million for the three month period ended March 31, 2012 as compared to $10.6 million for the three month period ended March 31, 2011. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to lower expenses for the three months ended March 31, 2012, in part related to the absence of incentive fee expense in the period.

Interest Income

Interest income was $15.7 million for the three month period ended March 31, 2012 as compared to $15.8 million for the three month period ended March 31, 2011. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. While total interest income was relatively flat, period over period, the composition changed. For the three month period ended March 31, 2012, interest income from our non-Agency MBS and commercial mortgage loans was $9.6 million as compared to $7.6 million for the comparable 2011 period. For the three month period ended March 31, 2012, interest income from our Agency RMBS was $6.1 million as compared to $8.2 million for the comparable 2011 period. The increase in interest income from our non-Agency holdings was related to our larger portfolio of assets held as well as the increase in yields on assets purchased over the past year. Conversely, yields have trended downward on our Agency assets as asset prices have steadily increased over the course of the past year.

Base Management Fees

Base management fees were relatively flat period over period. For the three month periods ended March 31, 2012 and March 31, 2011 base management fees were $1.5 million.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos, securitized debt and interest on our counterparties’ cash collateral held by us. We had average borrowed funds under reverse repurchase agreements of $888.9 million and $839.5 million for the three month periods ended March 31, 2012 and 2011, respectively. Our total interest expense, inclusive of interest expense on securitized debt and our counterparties’ cash collateral held by us, was $1.8 million for the three month period ended March 31, 2012 as compared to $1.5 million for the three month period ended March 31, 2011. Our total weighted average borrowing cost under our reverse repos was 0.78% for the three month period ended March 31, 2012 as compared to 0.64% for the three month period ended March 31, 2011. For the three month period ended March 31, 2012, 74.0% of our average borrowings under reverse repurchase agreements were related to our Agency holdings. For the comparable three month period ended March 31, 2011, 80.5% of our average borrowings were related to our Agency holdings.

During the three month period ending March 31, 2012, we closed a small resecuritization transaction. The face amount and fair value of the securitized debt as of March 31, 2012 were $1.6 million and $1.5 million, respectively.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the three month periods ended March 31, 2012 and 2011.

Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended March 31, 2012	$657,354	$572	0.35%	0.26%	0.76%
For the Three Month Period Ended March 31, 2011	$676,081	$528	0.31%	0.26%	0.46%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended March 31, 2012	$231,496	$1,170	2.02%	0.26%	0.76%
For the Three Month Period Ended March 31, 2011	$163,446	$810	1.98%	0.26%	0.46%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended March 31, 2012	$888,850	$1,742	0.78%	0.26%	0.76%
For the Three Month Period Ended March 31, 2011	$839,527	$1,338	0.64%	0.26%	0.46%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. No incentive fees were incurred for the three month period ended March 31, 2012 as compared to $0.6 million for the three month period ended March 31, 2011. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expenses, insurance expense and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the three month period ended March 31, 2012 were $1.4 million as compared to $1.6 million for the three month period ended March 31, 2011. The decline in other operating expenses was primarily due to a reduction in professional fees offset slightly by an increase in compensation expense.

Net Realized and Unrealized Gains and Losses on Investments

During the three month period ended March 31, 2012, we had net realized and unrealized gains on investments of $26.3 million as compared to net realized and unrealized losses of $1.0 million for the three month period ended March 31, 2011. Net realized and unrealized gains on investments of $26.3 million for the three month period ended March 31, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by realized and unrealized losses on our TBAs and U.S. Treasury securities. For the three month period ended March 31, 2012, our TBAs were held on a net short basis and were used primarily to hedge interest rate risk, with respect to our Agency RMBS. Net gains on our non-Agency MBS and Agency RMBS were $28.8 million while net losses on our TBAs and U.S. Treasury securities were $2.6 million. As described above in “Trends and Recent Market Developments—Liquidity and Valuations,” valuations of non-Agency MBS increased during the three month period ended March 31, 2012, as many of the market dynamics eased that had caused declines in valuations in 2011. In response to these significant changes in valuations, our volume of trading was relatively heavy in both our Agency and non-Agency MBS strategies, as we took the opportunity to monetize a portion of our unrealized gains and reinvested proceeds in other attractively priced bonds.

Net realized and unrealized losses on investments of $1.0 million for the three month period ended March 31, 2011 resulted principally from realized and unrealized losses on our Agency RMBS, including TBAs, partially offset by realized and unrealized gains on our non-Agency MBS.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

During the three month period ended March 31, 2012, we had net realized and unrealized losses on our financial derivatives of $5.2 million as compared to net realized and unrealized gains of $1.5 million for the three month period ended March 31, 2011. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and CDS on corporate indices, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $5.2 million on our financial derivatives for the three month period ended March 31, 2012 resulted primarily from net losses of $5.8 million related to our credit hedges, partially offset by net gains of $0.6 million from our interest rate derivatives. While the benchmark five-year swap rate was higher at 1.27% at March 31, 2012 as compared to 1.22% at December 31, 2011, it fluctuated above and below the year end rate throughout most of the period.

In connection with our credit hedges, we recognized net realized and unrealized losses from our CDS on RMBS and CMBS indices, total return swaps and CDS on corporate indices in the amount of $7.9 million, partially offset by net realized and unrealized gains on our CDS on Individual RMBS in the amount of $2.1 million. We exited certain of our CDS on Individual RMBS contracts, while others ran off during the period. While the upward trend in non-Agency MBS prices had a positive impact on our non-Agency MBS investments during the three month period ended March 31, 2012, this upward trend had a negative overall impact on our credit hedges.

Net realized and unrealized gains on our financial derivatives of $1.5 million for the three month period ended March 31, 2011 resulted principally from net realized and unrealized gains from our CDS on RMBS and CMBS indices of $2.2 million partially offset by net realized and unrealized losses on our CDS on Individual RMBS and CDS on corporate indices of $0.7 million.

Liquidity and Capital Resources

Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, making distributions and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repo, reverse repo, TBA and derivative contracts, repayment of reverse repo borrowings to the extent we are unable or unwilling to extend our reverse repos and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our MBS and proceeds from the sale of securities), borrowings under reverse repos and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.

The following summarizes our borrowings under reverse repos:

	Reverse Repurchase Agreements
	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
(In thousands)
Three Month Period Ended March 31, 2012	$888,850	$921,406
Three Month Period Ended March 31, 2011	$839,527	$899,502

The following summarizes our borrowings under reverse repos by remaining maturity:

As of March 31, 2012
Remaining Days to Maturity	Outstanding Borrowings	%
(In thousands)
30 Days or Less	$520,213	56.5%
31-60 Days	156,280	17.0%
61-90 Days	99,058	10.7%
91-120 Days	87,336	9.5%
121-150 Days	—	0.0%
151-180 Days	58,519	6.3%
181-360 Days	—	0.0%

	$921,406	100.0%

Reverse repos involving underlying investments that we sold prior to March 31, 2012, for settlement following March 31, 2012, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to March 31, 2012 for which we will not take delivery of the borrowed funds until after March 31, 2012.

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

In November 2011, we entered into a small resecuritization transaction that, upon its January 2012 closing, provided us with long-term financing for the asset subject to the resecuritization. The amount of financing (securitized debt) resulting from this transaction amounted to $1.5 million and the expected maturity is approximately four years. While we may from time to time use resecuritizations as a way to finance our assets, we expect the vast majority of our financing needs to continue to be met through the use of reverse repos.

As of March 31, 2012 and December 31, 2011, we had $921.4 million and $896.2 million, respectively of borrowings outstanding under our reverse repos. As of March 31, 2012, the remaining terms on our reverse repos ranged from 2 to 180 days, with an average remaining term of 43 days. As of December 31, 2011, the remaining terms on our reverse repos ranged from 3 to 180 days, with an average remaining term of 33 days. Our borrowings were with a total of eleven counterparties as of March 31, 2012 and were with a total of nine counterparties as of December 31, 2011. At March 31, 2012 and December 31, 2011, we did not have an amount at risk under our reverse repos with a single counterparty greater than 10% of our shareholders’ equity. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of March 31, 2012 and December 31, 2011, our reverse repos had a weighted average borrowing rate of 0.79% and 0.82%, respectively. As of March 31, 2012, our reverse repos had interest rates ranging from 0.32% to 2.60%. As of December 31, 2011, our reverse repos had interest rates ranging from 0.08% to 2.56%. MBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.1 billion as of March 31, 2012 and December 31, 2011. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Although we finance most of our holdings of Agency RMBS, as of March 31, 2012 and December 31, 2011, we held unencumbered Agency pools, on a settlement date basis, in the amount of $75.3 million and $27.4 million, respectively.

We held cash and cash equivalents of approximately $51.5 million and $62.7 million as of March 31, 2012 and December 31, 2011, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the three month period ended March 31, 2012, we paid total dividends in the amount of $6.7 million related to net income attributable to the year ended December 31, 2011. In May 2012, our Board of Directors approved a dividend related to the first quarter of 2012 in the amount of $0.70 per share, or approximately $11.8 million. This dividend is payable on June 15, 2012 to shareholders of record as of June 1, 2012. During the three month period ended March 31, 2011, we paid total dividends in the amount of $22.1 million related to net income attributable to the year ended December 31, 2010.

For the three month period ended March 31, 2012, our operating activities used net cash in the amount of $31.1 million. Additionally, our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $25.2 million. Proceeds from the issuance of securitized debt provided net cash of $1.5 million. Thus our operating activities, when combined with our reverse repo and securitized debt financings, used net cash of $4.4 million for the three month period ended March 31, 2012. In addition to this $4.4 million, we used $6.7 million to pay dividends, and $0.04 million for other non-operating activity-related uses, resulting in a decrease in our cash holdings of $11.2 million from $62.7 million as of December 31, 2011 to $51.5 million as of March 31, 2012. For the three month period ended March 31, 2011, our operating activities used net cash of $93.8 million, while our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $121.7 million. Thus our operating activities, when combined with our reverse repo financing activities, provided net cash of $27.9 million for the three month period ended March 31, 2011. Of this $27.9 million, we used $22.1 million to pay dividends and $0.1 million for other non-operating activity-related uses, with the remaining $5.6 million serving to increase our cash holdings from $35.8 million as of December 31, 2010 to $41.4 million as of March 31, 2011.

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

As of March 31, 2012, we had an aggregate amount at risk under our reverse repos with eleven counterparties of approximately $174.4 million and as of December 31, 2011, we had an aggregate amount at risk under our reverse repos with nine counterparties of approximately $169.7 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2012 and December 31, 2011 does not include approximately $2.4 million and $2.6 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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

As of March 31, 2012, we had an aggregate amount at risk under our derivative contracts with eight counterparties of approximately $16.0 million. As of December 31, 2011, we had an aggregate amount at risk under our derivatives contracts with seven counterparties of approximately $10.8 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at March 31, 2012 and December 31, 2011 collateral posted by the Company and held by a third party custodian in the amount of approximately $9.2 million and $9.6 million, respectively.

We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties.

As of March 31, 2012, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eleven counterparties of approximately $4.6 million. As of December 31, 2011, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.6 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

The primary components of our market risk at March 31, 2012 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Credit Risk

We are subject to credit risk in connection with many of our assets, especially our non-Agency MBS. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk.

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

Much of the uncertainty as to the timing and magnitude of loan loss severities can be attributed to the uncertainty in foreclosure timelines. Because of the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Servicers have generally maintained that most of their problems are process-oriented and can be fixed in the near term; however, many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The risk of extended foreclosure timelines is very difficult to quantify, and uncertainty has often been magnified by court cases with conflicting outcomes.

Severity risk could increase should the pace of property liquidations increase, should foreclosure moratoria lead to increased costs and substantial delays, or should servicers be unable to foreclose on and liquidate delinquent mortgages in a timely fashion. Conversely, severity risk could decrease to the extent that mortgage servicers increase their use of modifications involving principal forgiveness. In order to stem heightened foreclosure activity, the government has taken steps to encourage principal forgiveness on defaulted mortgage loans. These steps may ultimately alleviate risk of foreclosure, but their success relies on effective implementation by mortgage loan servicers.

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. In the current record low interest rate environment, one might typically expect record high prepayment rates; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, and with such a large proportion of borrowers currently “underwater” on their mortgage loans, the current level of prepayments is not nearly what would otherwise be expected. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates, or certain deep discount floating rate RMBS, which benefit from rising interest rates. We selectively hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from certain non-Agency MBS positions.

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2012, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$3,175	$5,843	$(3,682)	$(7,874)
Non-Agency RMBS, CMBS, and Commercial Mortgage Loans	5,654	11,164	(5,798)	(11,739)
U.S. Treasury Securities, Interest Rate Swaps and Eurodollar Futures	(5,454)	(11,095)	5,266	10,344
Mortgage-Related Derivatives	(1,072)	(2,583)	634	830
Repurchase Agreements and Reverse Repurchase Agreements	(308)	(387)	404	809

Total	$1,995	$2,942	$(3,176)	$(7,630)

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

The above analysis utilizes assumptions and estimates based on management’s judgment and experience and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2012 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “Special Note Regarding Forward-Looking Statements.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. These have included the inquiries and requests that are described in the risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the caption “We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings.” Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any of these inquiries or requests. However, we believe that the continued scrutiny of CDO market participants (including large CDO collateral managers such as Ellington) increases the risk of additional inquiries and requests from regulatory or enforcement agencies. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K.

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

We intend to continue to operate so as to qualify, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to U.S. federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our items of income, gain, loss, deduction, and credit, regardless of whether or when they receive cash distributions. Certain of our assets may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. In addition, certain shareholders may be allocated differing amounts of income, gain, loss, deduction and credit than other holders of our shares as a result of Section 704(c) of the Internal Revenue Code of 1986, as amended (the “Code”) and the Treasury Regulations promulgated thereunder relating to our mark-to-market election under Section 475(f) of the Code. For example, if a shareholder purchases our shares at a price that is lower than our per share book value and our book value is equal to or greater than that value at the end of our taxable year, the shareholder will be allocated income at least equal to the difference between the purchase price and the per-share book value at the time of purchase, ignoring any offsetting allocations of operating losses. That allocation will occur even if we have no operating income during the period following the purchase of shares and even if that shareholder did not receive cash distributions. Consequently, it is possible that the U.S. federal income tax liability of shareholders with respect to their respective allocable shares of our earnings in a particular taxable year could exceed the cash distributions we make to shareholders with respect to that taxable year, thus requiring out-of-pocket tax payments by shareholders. Furthermore, if we did not make cash distributions with respect to a taxable year, holders of our common shares would still have a tax liability attributable to their allocation of our taxable income for that taxable year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

On May 7, 2012, the Company’s Board of Directors declared a first quarter 2012 dividend of $0.70 per share, payable on June 15, 2012 to shareholders of record on June 1, 2012. The Company’s management also announced that, subject to the ultimate discretion of the Board of Directors, it expected to continue to recommend dividends of $0.70 per share until conditions warrant otherwise. In addition, at the end of any year the Board of Directors will take into account the Company’s earnings and other factors and will consider whether to declare a special dividend. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors.

Item 6.	Exhibits

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14 ,2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**	The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLINGTON FINANCIAL LLC.

Date: May 9, 2012	By:	/s/ Laurence Penn
Laurence Penn Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Lisa Mumford
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**	The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.