Form 10-Q
period 2012-06-30
Ellington Financial LLC
filed 2012-08-07
CIK 1411342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common Shares Representing Limited Liability Company Interests, no par value	16,458,696

ELLINGTON FINANCIAL LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	June 30, 2012	December 31, 2011
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$48,120	$62,737

Investments, financial derivatives and repurchase agreements:
Investments at fair value (Cost – $1,126,541 and $1,234,203)	1,131,242	1,212,483
Financial derivatives – assets at fair value (Cost – $82,791 and $118,281)	74,304	102,871
Repurchase agreements (Cost – $36,748 and $15,750)	36,748	15,750

Total investments, financial derivatives and repurchase agreements	1,242,294	1,331,104
Deposits with dealers held as collateral	29,360	34,163
Receivable for securities sold	611,866	533,708
Interest and principal receivable	7,129	6,127
Other assets	821	216

Total Assets	$1,939,590	$1,968,055

LIABILITIES
Investments and financial derivatives:
Investments sold short at fair value (Proceeds – $493,130 and $459,013)	$494,524	$462,394
Financial derivatives – liabilities at fair value (Proceeds – $22,033 and $9,636)	28,680	27,040

Total investments and financial derivatives	523,204	489,434
Reverse repurchase agreements	883,322	896,210
Due to brokers on margin accounts	46,385	79,735
Payable for securities purchased	83,300	127,517
Securitized debt (Proceeds – $1,436 and $0)	1,415	—
Accounts payable and accrued expenses	2,102	1,845
Base management fee payable	1,497	1,396
Incentive fee payable	2,312	—
Interest and dividends payable	778	1,002

Total Liabilities	1,544,315	1,597,139

SHAREHOLDERS’ EQUITY	395,275	370,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,939,590	$1,968,055

ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(16,447,651 and 16,447,651 shares issued and outstanding)	$386,349	$362,047
Additional paid-in capital – LTIP units	8,926	8,869

Total Shareholders’ Equity	$395,275	$370,916

PER SHARE INFORMATION:
Common shares	$24.03	$22.55

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2012

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America

Long Investments (286.19%) (a) (o)

Mortgage-Backed Securities (283.74%)

Agency Securities (179.14%) (b)

Fixed Rate Agency Securities (173.35%)

Principal and Interest - Fixed Rate Agency Securities (157.60%)

$ 148,357	Federal National Mortgage Association Pool	4.00%	1/42	$158,145
23,379	Federal National Mortgage Association Pool	4.50%	12/41	25,236
22,541	Federal National Mortgage Association Pool	4.00%	1/42	24,028
19,656	Federal National Mortgage Association Pool	4.00%	4/42	20,996
18,957	Federal National Mortgage Association Pool	5.00%	8/41	20,637
18,218	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	19,744
18,002	Federal National Mortgage Association Pool	4.50%	9/41	19,471
17,715	Federal National Mortgage Association Pool	4.50%	10/41	19,116
16,696	Federal National Mortgage Association Pool	5.00%	3/41	18,254
16,056	Federal National Mortgage Association Pool	4.50%	9/41	17,286
13,266	Federal National Mortgage Association Pool	4.00%	1/42	14,154
12,974	Federal National Mortgage Association Pool	4.00%	11/41	13,842
12,822	Federal National Mortgage Association Pool	4.50%	9/41	13,804
11,711	Federal National Mortgage Association Pool	5.00%	7/41	12,777
11,016	Federal National Mortgage Association Pool	4.00%	1/42	11,743
10,689	Federal National Mortgage Association Pool	5.00%	9/41	11,686
10,510	Federal National Mortgage Association Pool	4.50%	4/26	11,305
9,093	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	9,803
9,077	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,746
8,670	Federal National Mortgage Association Pool	4.00%	7/26	9,243
8,084	Federal National Mortgage Association Pool	5.50%	10/39	8,864
6,602	Federal National Mortgage Association Pool	5.00%	6/41	7,187
6,395	Federal National Mortgage Association Pool	5.50%	5/40	7,011
6,263	Federal National Mortgage Association Pool	5.00%	7/41	6,779
6,083	Federal National Mortgage Association Pool	5.00%	11/39	6,584
6,012	Federal Home Loan Mortgage Corporation Pool	4.00%	5/42	6,440
5,639	Federal National Mortgage Association Pool	4.00%	10/41	6,023
5,523	Federal National Mortgage Association Pool	5.00%	10/41	6,005
5,398	Federal National Mortgage Association Pool	4.00%	6/26	5,755
5,083	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	5,594
5,092	Federal National Mortgage Association Pool	5.00%	11/40	5,543
5,132	Federal National Mortgage Association Pool	4.00%	4/42	5,517
4,984	Federal National Mortgage Association Pool	4.50%	8/41	5,365
5,064	Federal National Mortgage Association Pool	3.50%	4/42	5,332
4,849	Federal National Mortgage Association Pool	5.00%	8/41	5,301
4,891	Federal National Mortgage Association Pool	4.50%	12/41	5,266
4,667	Federal National Mortgage Association Pool	5.00%	9/41	5,102
4,511	Federal Home Loan Mortgage Corporation Pool	4.00%	2/42	4,804
4,029	Federal National Mortgage Association Pool	5.00%	6/40	4,386
4,068	Federal National Mortgage Association Pool	4.50%	11/41	4,379
3,854	Federal National Mortgage Association Pool	4.00%	4/42	4,133
3,793	Federal National Mortgage Association Pool	4.50%	4/42	4,115
3,690	Federal Home Loan Mortgage Corporation Pool	4.50%	9/41	3,962
3,250	Federal National Mortgage Association Pool	4.50%	10/41	3,510
3,326	Federal Home Loan Mortgage Corporation Pool	3.50%	2/42	3,496

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2012 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (157.60%) (continued)
$2,697	Federal National Mortgage Association Pool	4.50%	10/41	$2,904
2,530	Federal Home Loan Mortgage Corporation Pool	3.50%	1/42	2,656
2,258	Federal National Mortgage Association Pool	4.50%	4/42	2,444
2,234	Federal National Mortgage Association Pool (Pre-Issue)	3.50%	8/42	2,350
2,203	Federal National Mortgage Association Pool	3.50%	3/42	2,320
1,966	Federal National Mortgage Association Pool	5.00%	7/41	2,145
8,599	Other Federal National Mortgage Association Pools	3.50% - 6.00%	9/39 - 4/42	9,370
1,189	Other Federal Home Loan Mortgage Corporation Pool	6.00%	5/40	1,309

				622,967

Interest Only - Fixed Rate Agency Securities (1.14%)
27,106	Other Federal National Mortgage Association	4.00% - 5.50%	1/36 - 10/40	2,732
12,235	Other Federal Home Loan Mortgage Corporation	5.00% - 5.50%	6/33 - 1/39	1,368
7,089	Other Government National Mortgage Association	5.50%	3/36	387

				4,487

TBA - Fixed Rate Agency Securities (14.61%)
41,350	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	7/12	43,889
13,000	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	7/12	13,640
200	Other Federal National Mortgage Association (30 Year)	3.50%	7/12	210

				57,739

Total Fixed Rate Agency Securities (Cost $677,235)				685,193

Floating Rate Agency Securities (5.79%)

Principal and Interest - Floating Rate Agency Securities (5.74%)
7,949	Federal National Mortgage Association Pool	5.08%	5/38	8,382
5,916	Federal National Mortgage Association Pool	5.26%	12/35	6,236
3,222	Federal National Mortgage Association Pool	5.51%	7/37	3,454
3,038	Federal National Mortgage Association Pool	5.69%	4/36	3,221
1,333	Other Federal National Mortgage Association Pool	5.27%	9/37	1,417

				22,710

Interest Only - Floating Rate Agency Securities (0.05%)
1,265	Other Federal National Mortgage Association	5.50%	8/36	180

				180

Total Floating Rate Agency Securities (Cost $22,347)				22,890

Total Agency Securities (Cost $699,582)				708,083

Private Label Securities (104.60%)

Principal and Interest - Private Label Securities (104.35%)
721,873	Various	0.31% - 9.35%	5/19 - 2/51	412,487

Total Principal and Interest - Private Label Securities (Cost $416,022)				412,487

Interest Only - Private Label Securities (0.25%)
63,380	Various	0.50% - 0.65%	9/47	977

Total Interest Only - Private Label Securities (Cost $547)				977

Other Private Label Securities (0.00%)
185,294	Various	—	6/37	—

Total Other Private Label Securities (Cost $502)				—

Total Private Label Securities (Cost $417,071)				413,464

Total Mortgage-Backed Securities (Cost $1,116,653)				1,121,547

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2012 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars

Commercial Mortgage Loans (1.18%) (n)
$5,000	Various	6.25%	11/12	$4,650

Total Commercial Mortgage Loans (Cost $4,839)				4,650

U.S. Treasury Securities (1.27%)
5,000	U.S. Treasury Note	1.75%	5/22	5,045

Total U.S. Treasury Securities (Cost $5,049)				5,045

Total Long Investments (Cost $1,126,541)				$1,131,242

Repurchase Agreements (9.30%) (a) (c)
$14,963	Bank of America Securities	0.14%	7/12	$14,963
	Collateralized by Par Value $15,000
	U.S. Treasury Note, Coupon 0.25%,
	Maturity Date 5/15
13,715	Bank of America Securities	0.18%	7/12	13,715
	Collateralized by Par Value $13,000
	U.S. Treasury Note, Coupon 1.75%,
	Maturity Date 5/16
8,070	Bank of America Securities	(0.15)%	7/12	8,070
	Collateralized by Par Value $8,000
	U.S. Treasury Note, Coupon 0.63%,
	Maturity Date 5/17

Total Repurchase Agreements (Cost $36,748)				$36,748

Investments Sold Short (-125.11%) (a)

TBA - Fixed Rate Agency Securities Sold Short (-115.88%) (d)
$(224,970)	Federal National Mortgage Association (30 Year)	4.00%	7/12	$(239,461)
(73,330)	Federal National Mortgage Association (30 Year)	4.50%	7/12	(78,672)
(43,800)	Federal National Mortgage Association (30 Year)	5.00%	7/12	(47,407)
(25,000)	Federal National Mortgage Association (30 Year)	5.00%	8/12	(27,053)
(16,500)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	7/12	(17,737)
(16,300)	Federal National Mortgage Association (15 Year)	4.00%	7/12	(17,336)
(13,500)	Federal National Mortgage Association (30 Year)	5.50%	7/12	(14,726)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	7/12	(11,791)
(2,500)	Federal National Mortgage Association (30 Year)	6.00%	7/12	(2,748)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	7/12	(1,097)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$457,115)				(458,028)

U.S. Treasury Securities Sold Short (-9.23%)
(15,000)	U.S. Treasury Note	0.25%	5/15	(14,936)
(13,000)	U.S. Treasury Note	1.75%	5/16	(13,595)
(8,000)	U.S. Treasury Note	0.63%	5/17	(7,965)

Total U.S. Treasury Securities Sold Short (Proceeds -$36,015)				(36,496)

Total Investments Sold Short (Proceeds -$493,130)				$(494,524)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2012 (CONTINUED)

(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives - Assets (18.80%) (a)
Swaps (18.80%) (e)
Long Swaps:
Credit Default Swaps on Asset Backed Indices (Cost - $410) (f)	Credit	$7,797	6/36 - 7/36	$448
Interest Rate Swaps (g)	Interest Rates	1,700	5/17	14
Short Swaps:
Credit Default Swaps on Asset Backed Securities (h)	Credit	(46,828)	9/34 - 5/36	38,759
Credit Default Swaps on Asset Backed Indices (i)	Credit	(112,390)	8/37 - 10/52	34,764
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(58,250)	6/17	316
Interest Rate Swaps (j)	Interest Rates	(1,000)	6/22	3

Total Swaps (Cost $82,791)				74,304

Total Financial Derivatives - Assets (Cost $82,791)				$74,304

Financial Derivatives - Liabilities (-7.26%) (a)
Swaps (-7.25%)
Long Swaps:
Credit Default Swaps on Asset Backed Indices: (Proceeds - $21,632) (f)	Credit	$69,370	8/37 - 2/51	$(22,390)
Interest Rate Swaps (g)	Interest Rates	100	7/22	—
Short Swaps:
Interest Rate Swaps (j)	Interest Rates	(248,900)	4/14 - 5/22	(5,535)
Credit Default Swaps on Asset Backed Indices (i)	Credit	(7,797)	6/36 - 7/36	(448)
Total Return Swaps (l)	Equity Market	(22,304)	9/12 - 9/13	(253)

Total Swaps (Proceeds -$22,033)				(28,626)

Futures (-0.01%)
Short Futures:
Eurodollar Futures (m)	Interest Rates	(105,000)	9/12 - 9/13	(54)

Total Futures				(54)

Total Financial Derivatives - Liabilities (Proceeds -$22,033)				$(28,680)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT JUNE 30, 2012 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 in Notes to Consolidated Financial Statements.
(b)	At June 30, 2012, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 147.05%, 31.99% and 0.10% of shareholders’ equity, respectively.
(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(d)	At June 30, 2012, the Company’s short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 111.11% and 4.77% of shareholders’ equity, respectively.
(e)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Deutsche Bank	6.69%
Affiliates of Morgan Stanley	5.68%

(f)	For long credit default swaps on asset backed indices, the Company sold protection.
(g)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(h)	For short credit default swaps on asset backed securities, the Company purchased protection.
(i)	For short credit default swaps on asset backed indices, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(l)	Notional amount represents number of underlying shares or par value times the closing price of the underlying security.
(m)	Every $1,000,000 notional value represents one contract.
(n)	Maturity date may be extended through November 4, 2015.
(o)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+,” “-,” “1,” “2” or “3.”

Rating Description	Percentage of Shareholders’ Equity
U.S. Treasury Securities	1.27%
Unrated but Agency-Guaranteed	179.14%
Aaa/AAA/AAA	0.33%
Aa/AA/AA	0.57%
A/A/A	2.39%
Baa/BBB/BBB	2.82%
Ba/BB/BB or below	98.49%
Unrated	1.18%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America

Long Investments (326.89%) (a) (o)

Mortgage-Backed Securities (322.98%)

Agency Securities (206.07%) (b)

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
Repurchase Agreements (4.24%) (a) (c)
$ 15,750	Bank of America Securities Collateralized by Par Value $15,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16	0.01%	1/12	$15,750

Total Repurchase Agreements (Cost $15,750)				$15,750

Investments Sold Short (-124.66%) (a)

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
Financial Derivatives - Assets (27.73%) (a)
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

Futures (0.00%)
Short Futures:
Eurodollar Futures (m)	Interest Rates	(147,000)	3/12 - 9/13	12

Total Futures				12

Total Financial Derivatives - Assets (Cost $118,281)				$102,871

Financial Derivatives - Liabilities (-7.29%) (a)
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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 in Notes to Consolidated Financial Statements.
(b)	At December 31, 2011, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 142.04%, 63.62%, and 0.41% of shareholders’ equity, respectively.
(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(d)	At December 31, 2011, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 93.03%, 19.18%, and 8.22% of shareholders’ equity, respectively.
(e)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	8.15%
Affiliates of Credit Suisse	7.27%
Affiliates of Deutsche Bank	5.65%

(f)	For long credit default swaps on asset backed indices, the Company sold protection.
(g)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(h)	For short credit default swaps on asset backed securities, the Company purchased protection.
(i)	For short credit default swaps on asset backed indices, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(l)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.
(m)	Every $1,000,000 in notional value represents one contract.
(n)	Maturity date may be extended through November 4, 2015.
(o)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+,” “-,” “1,” “2” or “3.”

Rating Description	Percentage of Shareholders’ Equity
U.S. Treasury Securities	2.72%
Unrated but Agency-Guaranteed	206.07%
Aaa/AAA/AAA	1.25%
Aa/AA/AA	1.88%
A/A/A	5.44%
Baa/BBB/BBB	3.46%
Ba/BB/BB or below	103.36%
Unrated	2.71%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Month Period Ended June 30, 2012	Three Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2011
(In thousands except per share amounts)		Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$16,045	$16,652	$31,777	$32,501

EXPENSES
Base management fee	1,497	1,449	2,988	2,930
Incentive fee	2,312	—	2,312	612
Share-based LTIP expense	30	38	58	76
Interest expense	1,992	1,603	3,824	3,146
Professional fees	328	358	606	911
Compensation expense	300	404	675	651
Insurance expense	177	190	354	357
Agency and administration fees	217	249	430	489
Custody and other fees	304	220	608	516
Directors’ fees and expenses	66	67	140	141

Total expenses	7,223	4,578	11,995	9,829

NET INVESTMENT INCOME	8,822	12,074	19,782	22,672

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	(2,734)	(11,021)	5,413	(2,785)
Swaps	(8,537)	7,453	(28,464)	11,192
Futures	(9)	(348)	(17)	(719)

	(11,280)	(3,916)	(23,068)	7,688

Change in net unrealized gain (loss) on:
Investments	10,300	(4,301)	28,430	(13,552)
Swaps	2,928	(5,380)	17,745	(7,543)
Futures	(2)	202	(66)	521

	13,226	(9,479)	46,109	(20,574)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	1,946	(13,395)	23,041	(12,886)

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$10,768	$(1,321)	$42,823	$9,786

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.64	$(0.08)	$2.54	$0.58

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Month Period Ended June 30, 2012	Three Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2011
(In thousands)	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income	$8,822	$12,074	$19,782	$22,672
Net realized gain (loss) on investments and financial derivatives	(11,280)	(3,916)	(23,068)	7,688
Change in net unrealized gain (loss) on investments and financial derivatives	13,226	(9,479)	46,109	(20,574)

Net increase (decrease) in shareholders’ equity resulting from operations	10,768	(1,321)	42,823	9,786

CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Shares issued in connection with incentive fee payment	—	61	—	203
Dividends paid(1)	(11,787)	(6,757)	(18,522)	(28,883)
Share-based LTIP awards	30	38	58	76

Net decrease in shareholders’ equity from shareholder transactions	(11,757)	(6,658)	(18,464)	(28,604)

Net increase (decrease) in shareholders’ equity	(989)	(7,979)	24,359	(18,818)
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	396,264	392,833	370,916	403,672

SHAREHOLDERS’ EQUITY, END OF PERIOD	$395,275	$384,854	$395,275	$384,854

(1)	For the three month periods ending June 30, 2012 and 2011, dividends totaling $0.70 and $0.40, respectively, per common share and LTIP unit outstanding were declared and paid. For the six month periods ending June 30, 2012 and 2011, dividends totaling $1.10 and $1.71, respectively, per common share and LTIP unit outstanding were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2011
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN SHAREHOLDERS’ EQUITY
RESULTING FROM OPERATIONS	$42,823	$9,786
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase in shareholders’ equity resulting from operations to net cash provided by operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	(46,109)	20,574
Net realized (gain) loss on investments and financial derivatives	23,068	(7,688)
Amortization of premiums and accretion of discounts (net)	(5,150)	(5,250)
Purchase of investments	(1,188,608)	(1,611,306)
Proceeds from disposition of investments	1,257,719	1,611,907
Proceeds from principal payments of investments	63,097	51,973
Proceeds from investments sold short	480,034	939,341
Repurchase of investments sold short	(459,870)	(1,193,783)
Payments made to open financial derivatives	(67,208)	(94,318)
Proceeds received to close financial derivatives	89,373	170,998
Proceeds received to open financial derivatives	35,603	13,087
Payments made to close financial derivatives	(38,363)	(20,734)
Shares issued in connection with incentive fee payment	—	203
Share-based LTIP expense	58	76
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	(20,998)	3,246
(Increase) decrease in receivable for securities sold	(78,158)	245,578
(Increase) decrease in deposits with dealers held as collateral	4,803	(3)
Increase in interest and principal receivable	(1,002)	(1,409)
Increase in other assets	(626)	(333)
Increase (decrease) in liabilities:
Decrease in due to brokers on margin accounts	(33,350)	(49,904)
Decrease in payable for securities purchased	(44,217)	(66,080)
Increase in accounts payable and accrued expenses	278	348
Increase (decrease) in incentive fee payable	2,312	(1,422)
Increase (decrease) in interest and dividends payable	(224)	16
Increase (decrease) in base management fee payable	101	(76)

Net cash provided by operating activities	15,386	14,827

Cash flows provided by (used in) financing activities:
Offering costs paid	—	(439)
Dividends paid	(18,522)	(28,883)
Proceeds from issuance of securitized debt	1,522	—
Principal payments on securitized debt	(115)	—
Reverse repurchase agreements, net of repayments	(12,888)	24,141

Net cash used in financing activities	(30,003)	(5,181)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,617)	9,646
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,737	35,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,120	$45,437

Supplemental disclosure of cash flow information:
Interest paid	$4,034	$3,130

Shares issued in connection with incentive fee payment (non-cash)	$—	$203

Share-based LTIP awards (non-cash)	$58	$76

Aggregate TBA trade activity (buys + sells) (non-cash)	$8,312,761	$11,055,414

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

2. Significant Accounting Policies

(A) Basis of Presentation: The Company’s unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for investment companies, ASC 946, Financial Services—Investment Companies (“ASC 946”), for interim financial information. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of June 30, 2012 and December 31, 2011, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation.

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

The Company enters into credit default swaps. A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a “credit event” in relation to a “reference amount” or notional value of a credit obligation (usually a bond, loan or a basket of bonds or loans). The definition of a credit event often varies from contract to contract. A credit event may occur (i) when the underlying reference asset(s) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset-backed securities and indices, when the underlying reference obligation is downgraded below a certain rating level or (iii) with respect to credit default swaps referencing corporate entities and indices, upon the bankruptcy of the underlying reference obligor. The Company typically writes (sells) protection to take a “long” position or purchases (buys) protection to take a “short” position with respect to underlying reference assets or to hedge exposure to other investment holdings.

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

Swap assets are included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Swap liabilities are included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized appreciation on futures contracts is in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Unrealized depreciation on futures contracts is included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For total return swaps, interest rate swaps, credit default swaps and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 102%, 97%, 95% and 80%, respectively, of average monthly notional values of each such category outstanding during the six month period ended June 30, 2012. For total return swaps, interest rate swaps, credit default swaps and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 354%, 111%, 92% and 65%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2011. The Company uses average monthly notional values outstanding to indicate the volume of activity with respect to these instruments.

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

Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At June 30, 2012, the Company’s open reverse repurchase agreements had remaining terms that averaged 45 days and ranged from 2 to 180 days and had interest rates that averaged 0.86% and ranged from 0.05% to 2.75%. At June 30, 2012, approximately 61% of open reverse repurchase agreements were with three counterparties. At December 31, 2011, the Company’s open reverse repurchase agreements had remaining terms that averaged 33 days and ranged from 3 to 180 days and had interest rates that averaged 0.82% and ranged from 0.08% to 2.56%. At December 31, 2011, approximately 73% of open reverse repurchase agreements were with four counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of June 30, 2012 and December 31, 2011, the Company did not have any material seller financing. No transactions are accounted for as linked transactions at June 30, 2012 or December 31, 2011.

(H) Securitized Debt: The Company entered into a resecuritization transaction which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 820-10, the Company has elected to carry securitized debt at fair value. The asset subject to the resecuritization had a value of $2.3 million as of June 30, 2012.

(I) Purchased Options: The Company has entered into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid. The Company had no purchased options outstanding as of June 30, 2012 and December 31, 2011.

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

The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of June 30, 2012, total assets included $57.7 million of TBAs as well as $457.1 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales.

As of June 30, 2012, total liabilities included $458.0 million of TBAs sold short as well as $58.1 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. On a net basis, as of June 30, 2012, the Company held a net short position in TBAs of $400.3 million while at December 31, 2011, the Company held a net short position in TBAs of $414.7 million.

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

(O) Earnings Per Share (“EPS”): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders’ equity resulting from operations after adjusting for the impact of long term incentive plan units deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding long term incentive plan units. Because the Company’s long term incentive plan units are deemed to be participating securities and the Company has no other equity securities outstanding, basic and diluted EPS are the same. See Note 8 for EPS computations.

(P) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis.

The Company follows the provisions of ASC 740-10, Income Taxes (“ASC 740-10”), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce shareholders’ equity. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2011, 2010, 2009 or 2008 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year.

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

The table below reflects the value of the Company’s Level 1, Level 2 and Level 3 financial instruments at June 30, 2012:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$48,120	$—	$—	$48,120

Investments at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$708,461	$4,667	$713,128
Private label residential mortgage-backed securities	—	—	385,059	385,059
Private label commercial mortgage-backed securities	—	—	28,405	28,405
Commercial Mortgage Loans	—	—	4,650	4,650

Total investments at fair value	—	708,461	422,781	1,131,242

Financial derivatives-assets at fair value-
Credit default swaps on corporate indices	—	316	—	316
Credit default swaps on asset-backed securities	—	—	38,759	38,759
Credit default swaps on asset-backed indices	—	35,212	—	35,212
Interest rate swaps	—	17	—	17

Total financial derivatives-assets at fair value	—	35,545	38,759	74,304

Repurchase agreements	—	36,748	—	36,748

Total investments, financial derivatives-assets at fair value and repurchase agreements	$—	$780,754	$461,540	$1,242,294

Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(494,524)	$—	$(494,524)

Financial derivatives-liabilities at fair value-
Credit default swaps on asset-backed indices	—	(22,838)	—	(22,838)
Total return swaps	—	(253)	—	(253)
Interest rate swaps	—	(5,535)	—	(5,535)
Unrealized depreciation on futures contracts	(54)	—	—	(54)

Total financial derivatives-liabilities at fair value	(54)	(28,626)	—	(28,680)

Securitized debt	—	—	(1,415)	(1,415)

Total investments sold short, financial derivatives-liabilities at fair value and securitized debt	$(54)	$(523,150)	$(1,415)	$(524,619)

Investments under the U.S. Treasury and Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2 or Level 3 during the six month period ended June 30, 2012.

The following table identifies the significant unobservable inputs that affect the valuation of the Company’s Level 3 assets and liabilities as of June 30, 2012:

	Fair Value as of June 30, 2012	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$383,644	Discounted Cash Flows	Yield	4.2%	37.7%	9.3%

			Projected Collateral Prepayments	0.6%	42.5%	15.7%
			Projected Collateral Losses	4.0%	87.9%	36.6%
			Projected Collateral Recoveries	0.0%	41.6%	21.0%
			Projected Collateral Scheduled Amortization	3.5%	89.8%	26.7%

						100.0%

Credit default swaps on asset-backed securities	38,759	Net Discounted Cash Flows	Projected Collateral Prepayments	5.6%	36.2%	13.5%
			Projected Collateral Losses	25.2%	62.3%	48.6%
			Projected Collateral Recoveries	11.5%	37.9%	19.4%
			Projected Collateral Scheduled Amortization	8.6%	37.3%	18.5%

						100.0%

Private label commercial mortgage-backed securities and Commercial mortgage loans	33,055	Discounted Cash Flows	Yield	-25.5%	13.0%	7.7%

			Projected Collateral Losses	0.0%	28.2%	5.7%
			Projected Collateral Recoveries	0.0%	42.3%	16.8%
			Projected Collateral Scheduled Amortization	50.5%	100.0%	77.5%

						100.0%

Agency interest only residential mortgage-backed securities	4,667	Option Adjusted Spread (“OAS”)	LIBOR OAS(2)	723	2,719	1,173

			Projected Collateral Prepayments	83.5%	94.3%	87.5%
			Projected Collateral Scheduled Amortization	5.7%	16.5%	12.5%

						100.0%

(1)	Includes securitized debt with a fair value of $1.4 million as of June 30, 2012.
(2)	Shown in basis points.

Collateral prepayments, losses, recoveries and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral’s current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument’s bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated assuming a price equal to the difference between par of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. The Company uses a LIBOR Option Adjusted Spread (“OAS”) valuation methodology to value its Agency interest only RMBS assets. In the LIBOR OAS methodology, cash flows are projected using Ellington’s models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.

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

The tables below include a roll-forward of the Company’s financial instruments for the three and six month periods ended June 30, 2012 and 2011 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended June 30, 2012

(In thousands)	Beginning Balance as of March 31, 2012	Accreted Discounts / Amortized Premiums	Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2012
Assets:
Investments at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$6,016	$(553)	$—	$(796)	$—	$—	$—	$4,667
Private label residential mortgage-backed securities	408,230	4,914	848	7,475	59,941	(96,349)	—	385,059
Private label commercial mortgage-backed securities	12,171	139	(35)	(404)	21,407	(4,873)	—	28,405
Commercial mortgage loans	4,500	22	—	128	—	—	—	4,650

Total investments at fair value	430,917	4,522	813	6,403	81,348	(101,222)	—	422,781

Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	48,746	—	(734)	1,308	103	(10,664)	—	38,759

Total financial derivatives- assets at fair value	48,746	—	(734)	1,308	103	(10,664)	—	38,759

Total investments and financial derivatives-assets at fair value	$479,663	$4,522	$79	$7,711	$81,451	$(111,886)	$—	$461,540

Liabilities:
Securitized debt	$(1,485)	$(15)	$—	$10	$75	$—	$—	$(1,415)

Total securitized debt	$(1,485)	$(15)	$—	$10	$75	$—	$—	$(1,415)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2012, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2012. For Level 3 financial instruments held by the Company at June 30, 2012, change in net unrealized gain of $1.6 million, $1.3 million and $0.01 million, for the three month period ended June 30, 2012 relate to investments, financial derivative-assets and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended June 30, 2011

(In thousands)	Beginning Balance as of March 31, 2011	Accreted Discounts / Amortized Premiums	Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2011
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$4,298	$(327)	$97	$(158)	$2,472	$(1,155)	$—	$5,227
Private label residential mortgage-backed securities	354,682	3,672	3,380	(16,000)	89,832	(77,672)	—	357,894
Private label commercial mortgage-backed securities	13,083	148	126	(1,231)	1,405	(2,589)	—	10,942
Commercial mortgage loans	4,675	46	—	(71)	—	—	—	4,650

Total investments at fair value	376,738	3,539	3,603	(17,460)	93,709	(81,416)	—	378,713

Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	90,382	—	2,628	(1,490)	29	(21,720)	—	69,829

Total financial derivatives- assets at fair value	90,382	—	2,628	(1,490)	29	(21,720)	—	69,829

Total investments and financial derivatives-assets at fair value	$467,120	$3,539	$6,231	$(18,950)	$93,738	$(103,136)	$—	$448,542

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2011, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2011. For Level 3 financial instruments held by the Company at June 30, 2011, change in net unrealized loss of $16.6 million and $1.5 million for the three month period ended June 30, 2011 relate to investments and financial derivative-assets, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Six Month Period Ended June 30, 2012

(In thousands)	Beginning Balance as of December 31, 2011	Accreted Discounts / Amortized Premiums	Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2012
Assets:
Investments at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$5,337	$(1,177)	$—	$(365)	$872	$—	$—	$4,667
Private label residential mortgage-backed securities	417,533	9,288	7,049	25,136	158,618	(232,565)	—	385,059
Private label commercial mortgage-backed securities	16,093	256	309	1,283	22,716	(12,252)	—	28,405
Commercial mortgage loans	4,400	50	—	200	—	—	—	4,650

Total investments at fair value	443,363	8,417	7,358	26,254	182,206	(244,817)	—	422,781

Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	61,498	—	(5,477)	8,107	226	(25,595)	—	38,759

Total financial derivatives- assets at fair value	61,498	—	(5,477)	8,107	226	(25,595)	—	38,759

Total investments and financial derivatives-assets at fair value	$504,861	$8,417	$1,881	$34,361	$182,432	$(270,412)	$—	$461,540

Liabilities:
Securitized debt	$—	$(29)	$—	$21	$115	$(1,522)	$—	$(1,415)

Total Securitized debt	$—	$(29)	$—	$21	$115	$(1,522)	$—	$(1,415)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2012, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2012. For Level 3 financial instruments held by the Company at June 30, 2012, change in net unrealized gain (loss) of $11.9 million, $(5.5) million and $0.02 million, for the six month period ended June 30, 2012 relate to investments, financial derivative-assets and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Six Month Period Ended June 30, 2011

(In thousands)	Beginning Balance as of December 31, 2010	Accreted Discounts / Amortized Premiums	Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2011
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$—	$(420)	$97	$(150)	$6,855	$(1,155)	$—	$5,227
Private label residential mortgage-backed securities	338,839	7,321	14,557	(22,638)	186,259	(166,444)	—	357,894
Private label commercial mortgage-backed securities	1,850	231	898	(1,479)	16,751	(7,309)	—	10,942
Commercial mortgage loans	—	61	—	(86)	4,675	—	—	4,650

Total investments at fair value	340,689	7,193	15,552	(24,353)	214,540	(174,908)	—	378,713

Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	102,850	—	5,308	(4,740)	405	(33,994)	—	69,829

Total financial derivatives- assets at fair value	102,850	—	5,308	(4,740)	405	(33,994)	—	69,829

Total investments and financial derivatives-assets at fair value	$443,539	$7,193	$20,860	$(29,093)	$214,945	$(208,902)	$—	$448,542

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2011, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2011. For Level 3 financial instruments held by the Company at June 30, 2011, change in net unrealized loss of $17.5 million and $9.9 million for the six month period ended June 30, 2011 relate to investments and financial derivative-assets, respectively.

4. Financial Derivatives

Gains and losses on the Company’s derivative contracts for the three and six month periods ended June 30, 2012 and 2011 are summarized in the tables below:

June 30, 2012:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended June 30, 2012	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended June 30, 2012	Net Realized Gain/(Loss) for the Six Month Period Ended June 30, 2012	Change in Net Unrealized Gain/(Loss) for the Six Month Period Ended June 30, 2012
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$(734)	$1,308	$(5,477)	$8,107
Credit default swaps on asset-backed indices	Credit	(1,573)	1,522	(7,066)	(2,268)
Credit default swaps on corporate bond indices	Credit	(12)	602	(1,560)	1,173
Interest rate swaps	Interest Rates	49	(69)	49	(78)
Eurodollar futures	Interest Rates	(9)	—	(17)	(12)

		(2,279)	3,363	(14,071)	6,922

Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	253	(927)	4,562	(893)
Credit default swaps on corporate bond indices	Credit	301	(66)	304	—
Total return swaps	Equity Market	(1,273)	(4)	(3,328)	21
Interest rate swaps	Interest Rates	(5,548)	562	(15,948)	11,683
Eurodollar futures	Interest Rates	—	(2)	—	(54)

		(6,267)	(437)	(14,410)	10,757

Total		$(8,546)	$2,926	$(28,481)	$17,679

June 30, 2011:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended June 30, 2011	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended June 30, 2011	Net Realized Gain/(Loss) for the Six Month Period Ended June 30, 2011	Change in Net Unrealized Gain/(Loss) for the Six Month Period Ended June 30, 2011
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$2,628	$(1,490)	$5,308	$(4,740)
Credit default swaps on asset-backed indices	Credit	3,820	1,096	(1,226)	1,974
Interest rate swaps	Interest Rates	(385)	(1,637)	(652)	(835)

		6,063	(2,031)	3,430	(3,601)

Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	2,442	(208)	8,863	(217)
Credit default swaps on corporate bond indices	Credit	(50)	—	(100)	(34)
Interest rate swaps	Interest Rates	(1,002)	(3,141)	(1,001)	(3,691)
Eurodollar futures	Interest Rates	(348)	202	(719)	521

		1,042	(3,147)	7,043	(3,421)

Total		$7,105	$(5,178)	$10,473	$(7,022)

As of June 30, 2012, the Company is party to credit derivatives contracts in the form of credit default swaps on mortgage/asset-backed indices (ABS index or ABS indices). As a seller of credit protection via ABS indices, the Company receives periodic payments at fixed rates from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at June 30, 2012 and December 31, 2011, respectively, are summarized below:

Credit Default Swaps on Asset Backed Indices	Amount at June 30, 2012	Amount at December 31, 2011
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(21,942)	$(9,548)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$4,297	$—
Notional Amount of Written Credit Derivatives(2)	$(77,167)	$(22,615)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties(1)	$25,719	$—

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.
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

Unless terminated by mutual agreement by both the buyer and seller, ABS index contracts typically terminate at the date that all of the underlying reference assets are paid off in full, retired or otherwise cease to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of the underlying reference assets have deteriorated, the percentage of notional values paid up front (“points up front”) is frequently used as an indication of ABS index risk. ABS index credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract in order to write protection on the reference assets underlying the Company’s ABS index contracts. Periodic payment rates at June 30, 2012 on ABS index contracts where the Company wrote protection range between 8 and 458 basis points on contracts that were outstanding at this date. Periodic payment rates at December 31, 2011 on ABS index contracts where the Company wrote protection range between 350 and 442 basis points on contracts that were outstanding at this date. However, participants entering the market at June 30, 2012 and December 31, 2011 would likely transact on similar contracts with material points upfront given these spreads. Total net up-front payments received relating to ABS index contracts outstanding at June 30, 2012 and December 31, 2011 were $21.2 million and $9.6 million, respectively.

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

Base Management Fees

The Manager receives an annual base management fee in an amount equal to 1.50% per annum of the Company’s shareholders’ equity as of the end of each fiscal quarter (before deductions for base management fee and incentive fee payable with respect to such fiscal quarter). The base management fee is payable quarterly in arrears.

Summary information—For the three month periods ended June 30, 2012 and 2011, the total base management fee incurred by the Company was $1.5 million and $1.4 million, respectively. For the six month periods ended June 30, 2012 and 2011, the total base management fee incurred by the Company was $3.0 million and $2.9 million, respectively.

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

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter. As of June 30, 2012, there was no Loss Carryforward.

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

Summary information— Total incentive fee incurred for the three month period ended June 30, 2012 was $2.3 million. No incentive fee was incurred for the three month period ended June 30, 2011. Total incentive fee incurred for the six month periods ended June 30, 2012 and 2011 was $2.3 million and $0.6 million, respectively.

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

Since inception, the Company has awarded 18,750 Individual LTIP units to the Company’s independent directors and 5,500 Individual LTIP units to certain of its dedicated personnel. The vesting period for awards issued under the Individual LTIP units has generally been one year from the date of grant. Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Since inception the total expense associated with the Individual LTIP units awarded is $0.5 million. Total expense associated with Individual LTIPs for the three month periods ended June 30, 2012 and 2011 are $0.03 million and $0.04 million, respectively. Total expense associated with Individual LTIPs for the six month periods ended

June 30, 2012 and 2011 are $0.06 million and $0.08 million, respectively. Since inception, 8,750 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.

If all of the LTIP units that have previously been issued were to be fully vested and exchanged for common shares as of June 30, 2012 and December 31, 2011, the Company’s issued and outstanding common shares would increase to 16,838,151 shares, resulting in shareholders’ equity per share of $23.47 and $22.03 at June 30, 2012 and December 31, 2011, respectively.

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the three and six month periods ended June 30, 2012 and 2011.

Three Month Periods Ended June 30, 2012 and June 30, 2011:

	Three Month Period Ended			Three Month Period Ended
	June 30, 2012			June 30, 2011
		Director/			Director/
	Manager	Employee	Total	Manager	Employee	Total
LTIP Units Outstanding (3/31/2012 and 3/31/2011, respectively)	375,000	15,500	390,500	375,000	10,000	385,000
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—

LTIP Units Outstanding (6/30/2012 and 6/30/2011, respectively)	375,000	15,500	390,500	375,000	10,000	385,000

LTIP Units Vested and Outstanding (6/30/2012 and 6/30/2011, respectively)	375,000	8,750	383,750	375,000	3,750	378,750

Six Month Periods Ended June 30, 2012 and June 30, 2011:

	Six Month Period Ended			Six Month Period Ended
	June 30, 2012			June 30, 2011
		Director/			Director/
	Manager	Employee	Total	Manager	Employee	Total
LTIP Units Outstanding (12/31/2011 and 12/31/2010, respectively)	375,000	15,500	390,500	375,000	10,000	385,000
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—

LTIP Units Outstanding (6/30/2012 and 6/30/2011, respectively)	375,000	15,500	390,500	375,000	10,000	385,000

LTIP Units Vested and Outstanding (6/30/2012 and 6/30/2011, respectively)	375,000	8,750	383,750	375,000	3,750	378,750

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

The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:

Six Month Period Ended June 30, 2012:

	Dividend Per Share	Dividend Amount		Record Date	Payment Date
(In thousands except for per share amounts)
First Quarter	$0.70	$11,787		June 1, 2012	June 15, 2012
Second Quarter	$0.70	$11,787	*	August 31, 2012	September 17, 2012
* Estimated Six Month Period Ended June 30, 2011:
	Dividend Per Share	Dividend Amount		Record Date	Payment Date
(In thousands except for per share amounts)
First Quarter	$0.40	$6,757		June 1, 2011	June 15, 2011
Second Quarter	$0.40	$6,752		September 1, 2011	September 15, 2011

Dividends are declared and paid on a quarterly basis in arrears.

Detailed below is a roll-forward of the Company’s common shares outstanding for the three month periods ended June 30, 2012 and 2011:

	Three Month Period	Three Month Period
	Ended June 30, 2012	Ended June 30, 2011
Common Shares Outstanding (3/31/2012 and 3/31/2011, respectively)	16,447,651	16,504,742
Share Activity:
Shares issued in connection with incentive fee payment	—	2,639

Common Shares Outstanding (6/30/2012 and 6/30/2011, respectively)	16,447,651	16,507,381

Detailed below is a roll-forward of the Company’s common shares outstanding for the six month periods ended June 30, 2012 and 2011:

	Six Month Period	Six Month Period
	Ended June 30, 2012	Ended June 30, 2011
Common Shares Outstanding (12/31/2011 and 12/31/2010, respectively)	16,447,651	16,498,342
Share Activity:
Shares issued in connection with incentive fee payment	—	9,039

Common Shares Outstanding (6/30/2012 and 6/30/2011, respectively)	16,447,651	16,507,381

On August 4, 2011, the Company’s Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company’s discretion, subject to applicable law, share availability, price and the Company’s financial performance, among other considerations. As of June 30, 2012, the Company repurchased 60,980 shares at an aggregate cost of $1.1 million, or at an average per share price of $17.22. No shares were repurchased during the six month period ending June 30, 2012.

8. Earnings Per Share

The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2012	2011	2012	2011
(In thousands except share amounts)
Net increase (decrease) in shareholders’ equity resulting from operations	$10,768	$(1,321)	$42,823	$9,786

Net increase (decrease) in shareholders’ equity resulting from operations available to common share and LTIP holders:	10,768	(1,321)	42,823	9,786
Net increase (decrease) in shareholders’ equity resulting from operations - common shares	10,518	(1,291)	41,830	9,563
Net increase (decrease) in shareholders’ equity resulting from operations - LTIPs	250	(30)	993	223
Dividends Paid:
Common Shares	(11,513)	(6,603)	(18,092)	(28,225)
LTIPs	(274)	(154)	(430)	(658)

Total dividends paid to common share and LTIP holders	(11,787)	(6,757)	(18,522)	(28,883)

Undistributed earnings:
Common Shares	(995)	(7,894)	23,738	(18,662)
LTIPs	(24)	(184)	563	(435)

Total undistributed earnings attributable to common share and LTIP holders	$(1,019)	$(8,078)	$24,301	$(19,097)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	16,447,651	16,506,453	16,447,651	16,503,940
Weighted average participating LTIPs	390,500	385,000	390,500	385,000
Basic earnings per common share:
Distributed	$0.70	$0.40	$1.10	$1.71
Undistributed	(0.06)	(0.48)	1.44	(1.13)

	$0.64	$(0.08)	$2.54	$0.58

Diluted earnings per common share:
Distributed	$0.70	$0.40	$1.10	$1.71
Undistributed	(0.06)	(0.48)	1.44	(1.13)

	$0.64	$(0.08)	$2.54	$0.58

The Company pays quarterly dividends in arrears. Dividends paid in the table above relate to the respective period’s prior period earnings.

9. Counterparty Risk

As of June 30, 2012, investments with an aggregate value of approximately $1.1 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $125.0 million that were sold prior to period end but for which such sale had not settled as of June 30, 2012.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.1 billion in collateral for various reverse repurchase agreements as of June 30, 2012. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $143.0 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Credit Suisse Group	20%
J.P. Morgan Securities Inc.	20%
Deutsche Bank	16%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of June 30, 2012:

Dealer	% of Total Deposits with Dealers Held as Collateral
Citigroup	38%
Bank of America	30%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of June 30, 2012:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	35%
Royal Bank of Scotland	26%

10. Contingencies and Commitments

The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.

In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company’s maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2011.

11. Financial Highlights

Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended June 30, 2012	Three Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2011
Beginning Shareholders’ Equity Per Share (3/31/2012, 3/31/2011, 12/31/2011 and 12/31/10, respectively)	$24.09	$23.80	$22.55	$24.47
Net Investment Income	0.54	0.73	1.20	1.37
Net Realized/Unrealized Gains (Losses)	0.12	(0.81)	1.41	(0.78)

Results of Operations (1)	0.66	(0.08)	2.61	0.59
Dividends Paid (2)	(0.72)	(0.41)	(1.13)	(1.75)

Ending Shareholders’ Equity Per Share (6/30/2012, 6/30/2011, 6/30/2012 and 6/30/2011, respectively) (3)	$24.03	$23.31	$24.03	$23.31

Shares Outstanding, end of period	16,447,651	16,507,381	16,447,651	16,507,381

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 8).
(2)	Dividends paid include dividends paid on common shares and LTIP units. For the three month periods ending June 30, 2012 and 2011, dividends totaling $0.70 and $0.40, respectively, per common share and LTIP unit outstanding were declared and paid. For the six month periods ending June 30, 2012 and 2011, two dividends totaling $1.10 and $1.71, respectively, per common share and LTIP unit outstanding were declared and paid. Dividends paid of $0.72 and $0.41 per share for the three month periods ending June 30, 2012 and 2011, respectively, and dividends paid of $1.13 and $1.75 per share for the six month periods ending June 30, 2012 and 2011, respectively, above reflect the impact of dividing the total dividend payment, inclusive of LTIP units, by average common shares outstanding, exclusive of LTIP units.
(3)	If all LTIP units previously issued were vested and exchanged for common shares as of June 30, 2012 and 2011, shareholders’ equity per share would be $23.47 and $22.78, respectively.

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

Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended June 30, 2012	Three Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2011
Total Return before Incentive Fee	3.28%	(0.37)%	12.22%	2.42%
Incentive Fee	(0.60)%	0.00%	(0.65)%	(0.16)%

Total Return after Incentive Fee	2.68%	(0.37)%	11.57%	2.26%

(1)	Total return is calculated for all shareholders’ equity accounts, excluding the Managers’ shareholder equity, taken as a whole for each period. Total return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP units: (1)

	Three Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2012
Total Return before Incentive Fee	0.88%	9.62%
Incentive Fee	(0.58)%	(0.64)%

Total Return after Incentive Fee	0.30%	8.98%

(1)	Total return is calculated assuming all LTIP units had been converted into common shares at June 30, 2012. Total return represents all shareholders’ equity accounts, excluding Manager shares, outstanding for the entire period. LTIP units outstanding at June 30, 2012 totaled 390,500 and represent 2.32% of total shares and LTIP units outstanding as of that date.

Market Based Total Return for a Shareholder:

For the three month periods ended June 30, 2012 and 2011, the Company’s market based total return based on the closing price as reported by the New York Stock Exchange was 11.92% and (7.01)%, respectively. For the six month periods ended June 30, 2012 and 2011, the Company’s market based total return based on the closing price as reported by the New York Stock Exchange was 30.06% and 1.86%, respectively. Calculation of market based total return assumes the reinvestment of dividends.

Net Investment Income Ratio to Average Shareholders’ Equity: (1)

	Three Month Period Ended June 30, 2012	Three Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2011
Net Investment Income (2)	10.72%	12.43%	10.84%	11.73%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Includes all items of income and expenses on an annualized basis except for incentive fee expense which is included on a non-annualized basis.

Expense Ratios to Average Shareholders’ Equity: (1)(2)

	Three Month Period Ended June 30, 2012	Three Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2011
Operating expenses before incentive fee and interest expense	(2.97)%	(3.06)%	(3.04)%	(3.10)%
Incentive fee	(0.58)%	0.00%	(0.59)%	(0.15)%
Interest expense	(2.02)%	(1.65)%	(1.98)%	(1.61)%

Total Expenses	(5.57)%	(4.71)%	(5.61)%	(4.86)%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Ratios are annualized except for the incentive fee which is not annualized.

12. Subsequent Events

On August 1, 2012, the Company’s Board of Directors approved a dividend in the amount of $0.70 per share payable on September 17, 2012 to shareholders of record as of August 31, 2012.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; the impact of the downgrade of the long-term credit ratings of the U.S., Fannie Mae, Freddie Mac and Ginnie Mae; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the risk factors described under Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 as filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2012, we believe that our non-Agency RMBS strategies represented the primary drivers of our risk and return, and we expect that they will continue to do so over the near term. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS. We also expect that we will continue to allocate some of our capital to CMBS and commercial mortgage loan strategies.

We also use leverage in our non-Agency MBS strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2012, we financed our purchases of Agency RMBS and non-Agency MBS almost exclusively through reverse repo agreements, which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity as “Securitized debt.” This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency MBS which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.

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

As of June 30, 2012, outstanding borrowings under reverse repos and securitized debt were $884.7 million and our debt-to-equity ratio was 2.24 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 72.9% or $644.9 million relates to our Agency RMBS holdings.

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

Trends and Recent Market Developments

Government policymakers continue to focus on developing ways to stimulate home price recovery and reduce the volume of foreclosures. As described in greater detail below, these efforts include pilot programs designed to convert foreclosed properties to rental properties; expansion of an existing program to sell distressed mortgages so as to reduce the volume of foreclosures; and an idea currently being investigated by a few municipalities to use the power of eminent domain to seize and restructure certain underwater mortgages. Other market developments during the six month period ended June 30, 2012 included a meaningful increase in the number of refinanced mortgages as a result of the implementation of amendments to the Home Affordable Refinance Program, or “HARP”; the announcement of a final settlement agreement over the robo-signing practices at five of the largest mortgage servicers, and the resulting increase in foreclosure starts related to delinquent mortgages for which foreclosure action was delayed pending the settlement agreement; an extension of the Federal Reserve’s Maturity Extension Program (also known as Operation Twist) through the end of the year, and reaffirmation by the Federal Reserve that it expects to keep the target range for the federal funds rate at low levels at least through late 2014; continued improvements and stabilization in both delinquency rates and foreclosure timelines for residential mortgages; and continued economic instability in the Euro zone.

REO-to-Rental Programs

During the first few months of 2012, the Obama administration and several government agencies began advocating that a significant portion of residential REO (“real estate owned” following foreclosure) be converted to rental properties. This would not only reduce the inventory of vacant homes on the market and thereby reduce some of the selling pressure that has been restraining home price recovery, but it would also offer more affordable housing to households unable to obtain mortgage credit. In February 2012, the Federal Housing Finance Agency, or “FHFA,” released details of a planned pilot program pursuant to which foreclosed properties owned by Fannie Mae and Freddie Mac would be sold to institutional investors in bulk and converted to rental properties.

Commercial banks have also reportedly been considering sales of REO properties in bulk. Whether through government or private sales, potential REO-to-rental opportunities have attracted significant private investor capital over the last several months. In light of these developments and in response to market opportunities generally, our independent directors approved a change to our investment guidelines in March 2012 in order to allow us to opportunistically acquire real property interests such as single family and multifamily residential properties. As of the date of this Quarterly Report on Form 10-Q, we have not acquired any such properties but we are exploring the possibility of doing so in the future, particularly with respect to foreclosure properties that we would acquire and hold for appreciation and/or rental income.

Distressed Asset Stabilization Program

In June 2012, the Federal Housing Administration, or “FHA,” announced the launch of the Distressed Asset Stabilization Program, an expansion of an FHA pilot program that allows private investors to purchase pools of mortgage loans headed for foreclosure. Investors purchasing loans through this program are generally prohibited from foreclosing for a minimum of six months while other affordable solutions are sought such as loan modifications or short sales. Under the program, more mortgages will become available for sale and thereby potentially reduce the number subject to foreclosure.

Potential Use of Eminent Domain

A few municipalities, most notably in California, have recently announced that they are exploring using the power of eminent domain to seize certain mortgages as a way to aid homeowners with “underwater” mortgages (i.e., who owe more than the properties’ values). Under this controversial concept, which it has been asserted would only be applied to mortgages held in private label securitization trusts (and in particular not those not backed by Fannie Mae or Freddie Mac, or held directly by banks), the municipality would first seize qualifying mortgages using eminent domain power, then offer homeowners new loans (usually pursuant to the FHA Refinance Program) from new lenders, with reduced principal balances that were at or even below the current property values. By law, the securitization trusts would have to receive “fair market value” as compensation for the seizure. Advocates of the idea believe that this strategy would help individual homeowners and local economies and, by reducing foreclosure volumes, accelerate the return of the housing market and the mortgage finance market to normalcy. While advocates believe that the use of eminent domain is both legally permissible and practical in this context, opponents have raised numerous objections. Opponents believe that such a transfer of mortgages from one set of private owners to others exceeds both the legal and appropriate bounds of eminent domain, and are convinced that the contemplated procedures will not result in fair compensation to the private label securitization trusts for the seizures. Opponents also believe that such uses of eminent domain would further depress mortgage credit, and therefore ultimately depress housing values, by creating a whole new set of concerns for prospective lenders. It is too early to tell whether or to what extent any municipalities will actually use an eminent domain strategy to seize and restructure underwater mortgages, and whether such a strategy is likely to withstand the inevitable legal challenges it would face. As a result, we believe that it would be premature at this time to attempt to assess the impact such actions would have on the Company.

HARP

In the fourth quarter of 2011, the FHFA, along with Fannie Mae and Freddie Mac, announced several changes to HARP including among others: (1) the reduction, or elimination in certain cases, of many risk-based fees charged to borrowers when refinancing, (2) the expansion of the loan-to-value ceiling, (3) the removal of certain representations and warranties made by lenders when refinancing loans already owned or guaranteed by Fannie Mae or Freddie Mac, and (4) confirmation that lenders will no longer be required to attest to an individual borrower’s ability to repay his/her mortgage (this attestation requirement had been widely considered a major factor in limiting HARP’s success previously). In addition, the term of the program was extended through to the end of 2013. The amended version of HARP is commonly known as “HARP 2.0.” According to the FHFA, HARP 2.0 refinancings exceeded 180,000 in the first quarter of 2012, almost double the approximately 93,000 refinancings in the fourth quarter of 2011 under the old HARP program, with the surge in HARP refinancings being driven in large part by the increase in the number of loans refinanced above 105% loan-to-value. During the three and six month periods ended June 30, 2012, we continued to protect against the possibility of increasing prepayments by seeking to avoid pools with high prepayment risks, by maintaining a large short TBA position, by focusing research efforts on uncovering additional pool characteristics not fully valued by the market that could provide additional prepayment protection, and by continuing to rotate our portfolio to adjust to the changing prepayment landscape.

Mortgage Servicing Settlement

On February 9, 2012, the U.S. Government and 49 state attorneys general reached a $25 billion settlement agreement over the pending investigations regarding robo-signing and other practices at five of the largest mortgage servicers. On April 5, 2012, the settlement was approved by a federal judge and became final and non-appealable. Oklahoma entered into a separate settlement with these servicers. Of the $25 billion settlement, approximately $17 billion will be used for homeowner relief such as principal reductions, short sales and transitional assistance, $3 billion will go toward refinancing underwater borrowers who are current on their mortgage payments and $5 billion will be paid in cash to state and federal governments. In addition, the settlement requires specific improvements to servicing standards at these five servicers, including the establishment of clear guidelines for proper foreclosure procedures. The announcement of the settlement was seen as a positive step toward resolving some of the foreclosure-related issues overhanging the mortgage market, but certain aspects of the settlement will take time to implement, particularly those related to principal reductions, short sales and other forms of homeowner relief. Additionally, the settlement will not resolve separate state lawsuits regarding the foreclosure process.

Just one month after the April 2012 approval of the settlement agreement, it was apparent that a notable increase in the pace of foreclosure starts had already begun. According to RealtyTrac, an information services company that tracks foreclosures, there were more than 109,000 foreclosure starts nationwide in May 2012, a 12% increase over April 2012 and a 16% increase over May 2011. Once the foreclosure guidelines took effect with the final approval of the settlement, the way was cleared for servicers to begin to clear their backlog of defaulted loans. The final approval of the settlement had been widely anticipated, as were the resulting increased pace of foreclosures. We believe that overall this settlement will have only a limited impact on our holdings.

Monetary Policy

In June 2012, the Federal Reserve announced a decision to continue through the end of 2012 its Maturity Extension Program, whereby it has been extending the average maturity of its holdings of securities. The program had been scheduled to expire in June 2012, but as the Federal Reserve saw signs of continued weakness in the U. S. economy, including continued elevated unemployment and a still depressed housing market, it determined there was need for continued economic support. The Maturity Extension Program has led to and may lead to further flattening of the yield curve (i.e., a narrowing of the spread between short term and long term interest rates), which may narrow the spread between the yields of our fixed rate MBS assets and our short-term borrowings, which in turn would reduce our net income to the extent not offset by our interest rate hedges. Should any such flattening include a decline in long-term interest rates, mortgage rates may decline and as a result the prepayment rates on our Agency RMBS may increase, which would reduce the yields on our Agency RMBS. However, to the extent that we continue to hedge our Agency RMBS portfolio with short TBA positions, we actually may benefit from an overall increase in prepayments if prepayments increase less on the particular Agency RMBS that we hold relative to the more generic pools that underlie our short TBA positions. The Federal Reserve also announced in June 2012 that it had decided to keep the target range for the federal funds rate at 0% to 0.25% and that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. The Federal Reserve, however, has not announced plans to implement a third round of its quantitative easing program.

Mortgage Market Statistics

Recent mortgage data suggest continued improvements and stabilization in delinquency rates. For instance, the following table illustrates delinquency and foreclosures inventory rates on sub-prime mortgages as of March 31, 2012 and December 31, 2011 as reported by the Mortgage Bankers Association in their National Delinquency Survey:

	As of
	March 31, 2012	December 31, 2011
Fixed (1)
Delinquent (2)	19.3%	19.7%
Foreclosure	10.5%	10.7%

Total	29.8%	30.4%

ARM (1)
Delinquent (2)	22.2%	22.4%
Foreclosure	21.6%	22.2%

Total	43.8%	44.6%

(1)	Source: Based on Mortgage Bankers Association, National Delinquency Survey press releases issued May 16, 2012 and February 16, 2012.
(2)	Includes loans that are at least one payment past due but does not include loans in foreclosure, seasonally adjusted.

While the above table shows a decline in the percentage of sub-prime loans in foreclosure, it does not reflect the increase attributed to the April 2012 mortgage servicing settlement agreement discussed above. This increase was largely anticipated by market participants.

On August 3, 2012, the U.S. Department of Labor reported that, as of July 2012, the U.S. unemployment rate was 8.3%. This compares to 9.1% as of July 2011. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could contribute to further increases in mortgage delinquencies and decreases in home prices.

Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for April 2012, showed that on average, home prices increased 1.3% for both its 10- and 20- City Composites. This increase represented a reversal of a seven month downward trend that was previously reported for both indices. While on a year-over-year basis (comparing April 2012 to April 2011) there was still a decline in these indices, the decline was less than the year-over-year rates reported for March 2012. While it is still too early to say with a high degree of confidence that home prices have generally bottomed, this recent data, together with recent increases in the volume of home sales and housing starts, represents a good sign for the housing market.

Liquidity and Valuations

In the first quarter of 2012, the Federal Reserve held three additional auctions of its Maiden Lane II portfolio of non-Agency MBS holdings, ultimately completing the disposition of the entire portfolio. The success of these auctions provided confidence to the market and bolstered valuations of non-Agency RMBS generally. Valuations were further bolstered by the decline in sales of non-Agency RMBS by large dealers and banks, many of which had been reducing their holdings of non-Agency RMBS during the second half of 2011 to better manage their balance sheets, thus contributing to the price declines in that period. During the second quarter, the Federal Reserve began selling assets from its Maiden Lane III portfolio. This portfolio is made up of multi-sector collateralized debt obligations, or “CDOs.” The Federal Reserve conducted two sales from Maiden Lane III during the second quarter of 2012, and in each case it reported that it sold assets at significantly higher prices than it had originally acquired them, thereby contributing to overall pricing stability in the non-Agency MBS market.

In the second quarter of 2012, prices of most non-Agency RMBS increased somewhat, but not nearly as much as in the first quarter. Generally positive underlying borrower performance was offset, at least in part, by a slowdown in the U.S. economy and renewed instability in the Euro zone. The troubled banking systems of Italy and Spain, in particular, continue to struggle under the weight of souring real estate loans and deteriorating economies. These conditions added to the fears of a deeper crisis in Europe and slower recovery in the U.S. and weighed on global financial markets throughout the period. As a result, U.S. Treasury yields dropped significantly as many investors flocked to safety. This made MBS investments even more attractive on a relative basis to investors seeking higher yields, thus providing meaningful demand and pricing support for the product. Additionally, the liquidity and prices of non-Agency RMBS continued to be supported by the availability of repo financing provided by investment banks and commercial banks, with borrowing costs and haircuts that have remained relatively stable. However, since European banks have historically been a significant financing source for many investment banks that provide RMBS financing, the European sovereign debt crisis has created a lingering concern that a systemic shock to the European financial system would severely constrain the willingness and ability of U.S. banks and investments banks to finance RMBS, especially non-Agency RMBS. Despite European debt crisis concerns, we have not yet seen any material impact on our ability to finance non-Agency RMBS, and in fact we have increased our total number of repo counterparties as compared to one year ago.

Outlook and Summary

We continue to believe that the long-term technical trends in the non-Agency RMBS markets remain quite positive. In June 2012, U.S. bank regulators released a near final approach (called the Simplified Supervisory Formula Approach, or the “SSFA”) to the establishment of capital requirements for non-Agency RMBS for banks. Under this approach, as required under the Dodd-Frank Act, banks are not allowed to reference third party credit ratings (e.g., Moody’s, S&P and Fitch) in determining capital requirements. Because Basel III regulations do reference rating agency credit ratings, and because the vast majority of the non-Agency RMBS universe had been downgraded to below-investment-grade, under Basel III regulations most non-Agency RMBS would carry a 100% capital charge, so that banks would be required to hold dollar-for-dollar Tier 1 capital against most of their non-Agency RMBS holdings. Under the new proposal, in the case of a typical 2005 vintage prime jumbo senior RMBS tranche, for example, the anticipated required capital charge could drop from 100% to under 15%. Although these regulations will not take full effect for some time, the implied effective increased bank buying power for the sector is significant. This also makes the chances of further large-scale non-Agency RMBS deleveraging by large banks and dealers (such as what occurred in the second half of 2011) less likely and even creates the potential for future net purchases by banks. Additionally, regulatory capital charges for U.S. insurance companies, which for non-Agency RMBS investments were historically based solely on credit ratings, have already moved to a more scenario-based methodology and as a result U.S. insurance companies are again becoming a more significant buyer of these assets. Nevertheless, the potential for distressed selling of non-Agency RMBS by European investors, especially should the European sovereign debt crisis deepen, remains a concern overhanging the market. Meanwhile, unregulated and/or ratings-insensitive capital continues to be raised and flow into the sector, especially in light of the significant drop in interest rates and investors’ desire for higher yields. As of June 30, 2012, the rate on U.S. ten-year Treasuries dropped 56 basis points to 1.65% from March 31, 2012.

We also remain generally optimistic on the long-term fundamental prospects for non-Agency RMBS. Our view is based on our overall better outlook for home prices in non-judicial states, low absolute prices on riskier 2006/2007 vintage securities (thereby generating attractive yields in even pessimistic scenarios) and favorable default and delinquency trends. Notwithstanding our generally optimistic view, we expect to continue to opportunistically hedge a portion of our credit risk using a variety of instruments, such as short positions in CDS on asset-backed securities, CDS on corporate bond indices and total return swaps involving companies with real estate and/or mortgage exposure. However, as market conditions change, and especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.

In our Agency RMBS strategy, we remain in a low interest rate environment where almost the entire Agency pool market trades at significant premiums to par. As a result, we expect to continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models and our extensive databases remain essential tools in our implementation of this strategy. We also believe that our active trading style, including our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy. In fact, because many prepayment-protected pools are currently trading at record high prices, hedging with short TBA positions has become as critical a risk management tool as ever.

In our commercial mortgage loan and CMBS strategy, we have participated actively in both the still-recovering new issue market and in the secondary market, especially in relation to the relatively small amount of our capital allocated to this strategy. We are optimistic that the new-issue market will continue to grow and serve as a catalyst to refinance legacy loans as well, providing us with exciting investment opportunities in both new-issue and legacy securities and loans. During the second quarter of 2012, we modestly increased our commercial real estate mortgage-related holdings.

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

Level 3 valuation methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (ii) the solicitation of valuations from third-parties (typically, broker-dealers). Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. Our Manager utilizes such information to assign a good faith valuation (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments. Our Manager has been able to obtain third-party valuations on the vast majority of our assets and expects to continue to solicit third-party valuations on substantially all of our assets in the future to the extent practical. Our Manager uses its judgment, based on its own models, the assessments of its portfolio managers, and third-party valuations it obtains, to determine and assign fair values to our Level 3 assets. We believe that third-party valuations play an important role in ensuring that our Manager’s valuation determinations are fair and reasonable. Our Manager’s valuation process is subject to the oversight of the Manager’s Valuation Committee as well as the oversight of the independent members of our Board of Directors. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.

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

Financial Condition

The following table summarizes our investment portfolio as of June 30, 2012 and December 31, 2011. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2012					December 31, 2011
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Non-Agency RMBS (2)	$683,528	$384,082	$56.19	$385,927	$56.46	$736,869	$410,109	$55.66	$437,103	$59.32
Non-Agency CMBS and Commercial Mortgage Loans	43,345	33,055	76.26	34,934	80.59	30,611	20,493	66.95	23,856	77.93

Total Non-Agency MBS and Commercial Mortgage Loans	726,873	417,137	57.39	420,861	57.90	767,480	430,602	56.11	460,959	60.06

Agency RMBS: (3)
Floating	21,458	22,710	105.84	22,126	103.11	35,988	37,956	105.47	37,342	103.76
Fixed	579,363	622,967	107.53	612,769	105.77	643,215	689,018	107.12	679,168	105.59

Total Agency RMBS	600,821	645,677	107.47	634,895	105.67	679,203	726,974	107.03	716,510	105.49

Total Non-Agency and Agency MBS and Commercial Mortgage Loans	$1,327,694	$1,062,814	$80.05	$1,055,756	$79.52	$1,446,683	$1,157,576	$80.02	$1,177,469	$81.39

Agency Interest Only RMBS	n/a	$4,667	n/a	$7,110	n/a	n/a	$5,337	n/a	$7,416	n/a
Non-Agency Interest Only RMBS and Other	n/a	$977	n/a	$1,049	n/a	n/a	$7,424	n/a	$7,482	n/a
TBAs:
Long	$54,550	$57,739	$105.85	$57,577	$105.55	$30,500	$32,033	$105.03	$31,845	$104.41
Short	(427,900)	(458,028)	107.04	(457,115)	106.83	(416,900)	(446,707)	107.15	(443,893)	106.47

Net Short TBAs	$(373,350)	$(400,289)	$107.22	$(399,538)	$107.01	$(386,400)	$(414,674)	$107.32	$(412,048)	$106.64

U.S. Treasury Securities:
Long	$5,000	$5,045	$100.90	$5,049	$100.97	$10,000	$10,113	$101.13	$9,991	$99.91
Short	(36,000)	(36,496)	101.38	(36,015)	100.04	(15,000)	(15,687)	104.58	(15,120)	100.80

Net Short U.S. Treasury Securities	$(31,000)	$(31,451)	$101.45	$(30,966)	$99.89	$(5,000)	$(5,574)	$111.50	$(5,129)	$102.58

Repurchase Agreements	$36,748	$36,748	$100.00	$36,748	$100.00	$15,750	$15,750	$100.00	$15,750	$100.00

Total Net Investments		$673,466		$670,159			$765,839		$790,940

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)	Excludes Interest Only and Other Private Label securities.
(3)	Excludes Interest Only securities and TBAs.

The following table summarizes our financial derivatives portfolio as of June 30, 2012 and December 31, 2011. For more detailed information about the investments in our portfolio, please refer to Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2012		December 31, 2011
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$77,167	$(21,942)	$22,615	$(9,548)

Total Long Mortgage Related Derivatives	77,167	(21,942)	22,615	(9,548)

Short Mortgage Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(120,187)	34,316	(82,642)	40,303
CDS on Individual RMBS	(46,828)	38,759	(74,787)	61,498

Total Short Mortgage Related Derivatives	(167,015)	73,075	(157,429)	101,801

Net Mortgage Related Derivatives	$(89,848)	$51,133	$(134,814)	$92,253

Short CDS on Corporate Bond Indices	$(58,250)	$316	$(106,500)	$963
Short Total Return Swaps on Corporate Equities (5)	$(22,304)	$(253)	$(20,571)	$(274)
Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$1,800	$14	$4,500	$68
Short Interest Rate Swaps (4)	(249,900)	(5,532)	(305,400)	(17,191)
Short Eurodollar Futures (6)	(105,000)	(54)	(147,000)	12

Total Net Interest Rate Derivatives	$(353,100)	$(5,572)	$(447,900)	$(17,111)

Total Net Derivatives	$(523,502)	$45,624	$(709,785)	$75,831

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty.
(2)	Short mortgage-related derivatives represent transactions where the Company purchased credit protection from a counterparty.
(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(5)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.
(6)	Every $1,000,000 in notional value represents one contract.

As of June 30, 2012, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity reflects total assets of $1.9 billion as compared to $2.0 billion as of December 31, 2011. Total liabilities as of June 30, 2012 were $1.5 billion as compared to $1.6 billion as of December 31, 2011. Our portfolios of investments and financial derivatives included in total assets totaled $1.2 billion and $1.3 billion as of June 30, 2012 and December 31, 2011, respectively, while our investments sold short and financial derivatives included in total liabilities were $523.2 million and $489.4 million as of June 30, 2012 and December 31, 2011, respectively. We use TBAs in combination with interest rate swaps as the primary instruments to hedge interest rate risk in our long Agency RMBS portfolio. On a quarterly basis, outstanding amounts of these hedging instruments may fluctuate according to the size of our long Agency RMBS portfolio as well as according to how market dynamics favor the use of one or the other.

TBA-related assets include TBAs and receivables for TBAs sold short, and TBA related liabilities include TBAs sold short and payables for TBAs purchased. As of June 30, 2012, total assets included $57.7 million of TBAs as well as $457.1 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales. As of June 30, 2012, total liabilities included $458.0 million of TBAs sold short as well as $58.1 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.

Our net short TBAs (short TBA positions reduced by long TBA positions) decreased slightly to $400.3 million as of June 30, 2012, from $414.7 million as of December 31, 2011. The aggregate value of our other (i.e. non-TBA) Agency RMBS as of June 30, 2012 and December 31, 2011, was $650.3 million and $732.3 million, respectively. As a result, as of June 30, 2012 and December 31, 2011, our net Agency RMBS positions (long non-TBA Agency RMBS reduced by net short TBAs) were long positions of $250.1 million and $317.6 million, respectively. Since we actively trade our Agency RMBS, our gross positions tend to fluctuate significantly from period to period. In addition we continuously re-evaluate our overall net Agency RMBS position.

As of June 30, 2012, we held $418.1 million of non-Agency MBS as compared to $438.0 million as of December 31, 2011. While during the six month period we actively traded securities within the non-Agency RMBS portfolio and monetized a portion of unrealized gains, on a period-over-period basis the overall size of our non-Agency MBS portfolio did not change significantly. During the quarter ended June 30, 2012, we sold certain higher-priced, more seasoned subprime RMBS bonds that we thought had limited potential for further upside and allocated a significant portion of the sales proceeds to purchase additional lower-priced, less seasoned subprime RMBS, as well as to purchase additional CMBS. As of June 30, 2012 our non-Agency MBS portfolio included approximately 7.9% in CMBS and commercial mortgage loans, up from 4.7% as of December 31, 2011.

As of June 30, 2012, our holdings of net mortgage-related derivatives declined and the composition of our holdings changed somewhat as compared to December 31, 2011. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent short positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our CDS contracts on individual RMBS declined to $46.8 million as of June 30, 2012 from $74.8 million as of December 31, 2011. Certain of these contracts ran off during the period, while others were deliberately terminated.

Meanwhile, we also decreased our net short holdings of CDS on CMBS and RMBS indices. As of June 30, 2012, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $43.0 million as compared to $60.0 million as of December 31, 2011. In the aggregate, as of June 30, 2012, we had net purchased protection on CMBS indices of $8.1 million in notional value as compared to $6.0 million as of December 31, 2011. This increase reflects hedging activity in response to our increased long holdings of CMBS in our non-Agency MBS and derivative portfolios. Our net purchased protection of CDS on RMBS indices declined to $35.0 million in notional value as of June 30, 2012, as compared to $54.0 million as of December 31, 2011; this decline has been a continuing trend throughout the first six months of the year. Viewing our CDS on individual RMBS and CDS on RMBS and CMBS indices on a combined basis, our aggregate net notional value of these positions declined to $89.8 million as of June 30, 2012 as compared to $134.8 million as of December 31, 2011. Further, throughout the course of the year we have reduced our notional value of short CDS on corporate bond indices. The period over period decline in our net short holdings of mortgage-related and other credit-related derivatives in part reflected our decision to hedge less of our credit risk during the year, continuing a trend that began in late 2011. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.

We have entered into reverse repos to finance some of our assets. As of June 30, 2012 and December 31, 2011, indebtedness outstanding on our reverse repos was approximately $883.3 million and $896.2 million, respectively. Approximately 73.0% or $644.9 million of our outstanding indebtedness under reverse repos is secured by Agency RMBS as of June 30, 2012. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in “—Liquidity and Capital Resources” below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of June 30, 2012 and December 31, 2011, our derivative and/or TBA counterparties posted an aggregate value of approximately $46.4 million and $79.4 million, respectively as of each date, of collateral with us. This collateral posted with us is included in Due to brokers on margin accounts on our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity.

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

For the six month period ended June 30, 2012, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $8.3 billion as compared to $11.1 billion for the six month period ended June 30, 2011. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other RMBS assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA “sector rotation” transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since the Company has actively turned over its portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, the Company’s fixed rate Agency whole pool portfolio is typically larger in gross size than the Company’s equity capital base, and so the Company tends to hold large short TBA positions relative to its equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to the Company’s equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of the Company’s equity capital base.

Shareholders’ Equity

As of June 30, 2012, our shareholders’ equity increased by approximately $24.4 million to $395.3 million from $370.9 million as of December 31, 2011. This increase principally consisted of a net increase in shareholders’ equity resulting from operations for the six month period ended June 30, 2012 of approximately $42.8 million offset by a decrease for dividends paid of approximately $18.5 million.

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

Results of Operations for the Three Month Periods Ended June 30, 2012 and 2011

The table below presents the net increase (decrease) in shareholders’ equity resulting from operations for the three month periods ended June 30, 2012 and 2011.

	Three Month Period Ended June 30,
(In thousands except per share amounts)	2012	2011
Investment income—Interest income	$16,045	$16,652
Expenses:
Base management fee	1,497	1,449
Incentive fee	2,312	—
Interest expense	1,992	1,603
Other operating expenses	1,422	1,526

Total expenses	7,223	4,578

Net investment income	8,822	12,074

Net realized and unrealized gain (loss) on investments	7,566	(15,322)
Net realized and unrealized gain (loss) on financial derivatives	(5,620)	1,927

Net increase (decrease) in shareholders’ equity resulting from operations	$10,768	$(1,321)

Net increase (decrease) in shareholders’ equity resulting from operations per share	$0.64	$(0.08)

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase (decrease) in shareholders’ equity from operations (“net income” or “net loss”) for the three month periods ended June 30, 2012 and 2011 was net income of $10.8 million and net loss of $1.3 million, respectively. The increase in our net income period over period was primarily driven by the recognition of net realized and unrealized gains related to our MBS investments in the current period as compared to the recognition of net realized and unrealized losses on our MBS investments in the corresponding period of the prior year. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was 2.68% for the three month period ended June 30, 2012 as compared to (0.37)% for the three month period ended June 30, 2011. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $8.8 million for the three month period ended June 30, 2012 as compared to $12.1 million for the three month period ended June 30, 2011. Net investment income consists of interest income less total expenses. The period-over-period decrease in net investment income was primarily due to higher expenses for the three months ended June 30, 2012, principally related to incentive fee expense incurred in the period.

Interest Income

Interest income was $16.0 million for the three month period ended June 30, 2012 as compared to $16.7 million for the three month period ended June 30, 2011. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The decline in interest income was related to two main factors. First the size of our Agency RMBS portfolio was slightly smaller as compared to one year ago and second, yields have declined rather steadily on Agency RMBS over the last year. Total interest income from our Agency RMBS was $6.5 million for the three months ended June 30, 2012 and $8.8 million for the three months ended June 30, 2011. The average holdings of our Agency RMBS portfolio for the three month period ending June 30, 2012 was approximately $806 million and the average yield was 3.2%. For the three month period ended June 30, 2011, the average holdings of our Agency RMBS portfolio was approximately $876 million and the weighted average yield was 4.0%. Partially offsetting the decline in interest income from our Agency RMBS was an increase in interest income from our non-Agency MBS portfolio. For the three month periods ended June 30, 2012 and 2011, interest income on our non-Agency MBS portfolio was

$9.5 million and $7.8 million, respectively, reflecting the increase in both the size and yield of this portfolio over the year. The average size of the non-Agency MBS portfolio for the three months ended June 30, 2012 was approximately $430 million and the weighted average yield was 8.8% while for the three month period ended June 30, 2011 the average size of the non-Agency MBS portfolio was approximately $358 million and the weighted average yield was 8.7%.

Base Management Fees

For the three month periods ended June 30, 2012 and 2011 the total base management fee incurred, based on shareholders’ equity at the end of the quarter, was $1.5 million and $1.4 million, respectively.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos, securitized debt and interest on our counterparties’ cash collateral held by us. We had average borrowed funds under reverse repos of $943.6 million and $911.9 million for the three month periods ended June 30, 2012 and 2011, respectively. Our total interest expense, inclusive of interest expense on securitized debt and our counterparties’ cash collateral held by us, was $2.0 million for the three month period ended June 30, 2012 as compared to $1.6 million for the three month period ended June 30, 2011. Our total weighted average borrowing cost under our reverse repos was 0.80% for the three month period ended June 30, 2012 as compared to 0.64% for the three month period ended June 30, 2011. For the three month period ended June 30, 2012, 75.9% of our average borrowings under reverse repos were related to our Agency holdings. For the comparable three month period ended June 30, 2011, 79.0% of our average borrowings under reverse repos were related to our Agency holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the three month periods ended June 30, 2012 and 2011.

Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended June 30, 2012	$716,492	$660	0.37%	0.24%	0.73%
For the Three Month Period Ended June 30, 2011	$720,198	$528	0.29%	0.20%	0.42%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended June 30, 2012	$227,071	$1,235	2.18%	0.24%	0.73%
For the Three Month Period Ended June 30, 2011	$191,748	$942	1.96%	0.20%	0.42%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended June 30, 2012	$943,563	$1,895	0.80%	0.24%	0.73%
For the Three Month Period Ended June 30, 2011	$911,946	$1,470	0.64%	0.20%	0.42%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the three month period ended June 30, 2012 was $2.3 million. No incentive fee was incurred for the three month period ended June 30, 2011. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expense, insurance expense and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the three month period ended June 30, 2012 were $1.4 million as compared to $1.5 million for the three month period ended June 30, 2011.

Net Realized and Unrealized Gains and Losses on Investments

During the three month period ended June 30, 2012, we had net realized and unrealized gains on investments of $7.6 million as compared to net realized and unrealized losses of $15.3 million for the three month period ended June 30, 2011. Prices of both Agency RMBS and non-Agency MBS generally increased during the three month period ended June 30, 2012. Net realized and unrealized gains on investments of $7.6 million for the three month period ended June 30, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by realized and unrealized losses on our TBAs and U.S. Treasury securities. For the three month period ended June 30, 2012, our TBAs were held on a net short basis and were used primarily to hedge interest rate risk with respect to our Agency RMBS. Net gains on our non-Agency MBS and Agency RMBS were $16.9 million while net losses on our TBAs and U.S. Treasury securities were $9.5 million. Both our Agency RMBS and non-Agency MBS portfolios included valuation gains. Net realized and unrealized losses on investments of $15.3 million for the three month period ended June 30, 2011 resulted principally from realized and unrealized losses on our non-Agency MBS and our TBAs, partially offset by realized and unrealized gains on our Agency RMBS.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

During the three month period ended June 30, 2012, we had net realized and unrealized losses on our financial derivatives of $5.6 million as compared to net realized and unrealized gains of $1.9 million for the three month period ended June 30, 2011. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $5.6 million on our financial derivatives for the three month period ended June 30, 2012 resulted primarily from net losses of $5.0 million related to our interest rate derivatives, and net losses of $0.6 million related our credit hedges. The benchmark five-year swap rate declined over the course of the quarter, closing at 0.97% at June 30, 2012 as compared to 1.27% at March 31, 2012.

We recognized net realized and unrealized losses from our CDS on RMBS and CMBS indices and total return swaps in the amount of $2.0 million. Since these positions serve primarily as credit hedges for our long non-Agency MBS holdings, these losses were not unexpected given the general price increases of credit-sensitive MBS during the quarter. However, these losses were partially offset by net realized and unrealized gains on our CDS on individual RMBS and CDS on corporate bond indices in the amount of $1.4 million. Our CDS on individual RMBS continue to run off, thereby reducing our notional outstanding.

Net realized and unrealized gains on our financial derivatives of $1.9 million for the three month period ended June 30, 2011 resulted principally from net realized and unrealized gains from our CDS on RMBS and CMBS indices and CDS on individual RMBS of $8.3 million partially offset by net realized and unrealized losses on our interest rate swaps of $6.2 million.

Results of Operations for the Six Month Periods Ended June 30, 2012 and 2011

The table below presents the net increase in shareholders’ equity resulting from operations for the six month periods ended June 30, 2012 and 2011.

	Six Month Period Ended June 30,
(In thousands except per share amounts)	2012	2011
Investment income—Interest income	$31,777	$32,501
Expenses:
Base management fee	2,988	2,930
Incentive fee	2,312	612
Interest expense	3,824	3,146
Other operating expenses	2,871	3,141

Total expenses	11,995	9,829

Net investment income	19,782	22,672

Net realized and unrealized gain (loss) on investments	33,843	(16,337)
Net realized and unrealized gain (loss) on financial derivatives	(10,802)	3,451

Net increase in shareholders’ equity resulting from operations	$42,823	$9,786

Net increase in shareholders’ equity resulting from operations per share	$2.54	$0.58

Summary of Net Increase in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations (“net income”) for the six month periods ended June 30, 2012 and 2011 was $42.8 million and $9.8 million, respectively. The increase in our net income period over period was primarily driven by the recognition of net realized and unrealized gains in our MBS investments for the current six month period as compared to the recognition of net realized and unrealized losses in the corresponding period of the prior year. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was 11.57% for the six month period ended June 30, 2012 as compared to 2.26% for the six month period ended June 30, 2011. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $19.8 million for the six month period ended June 30, 2012 as compared to $22.7 million for the six month period ended June 30, 2011. Net investment income consists of interest income less total expenses. The period-over-period decrease in net investment income was primarily due to higher expenses for the six months ended June 30, 2012, primarily related to higher incentive fee expense in the period.

Interest Income

Interest income was $31.8 million for the six month period ended June 30, 2012 as compared to $32.5 million for the six month period ended June 30, 2011. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The decline in interest income for the six month period ended June 30, 2012 as compared to the six month period ended June 30, 2011 was principally driven by the drop in interest income from our Agency RMBS portfolio, which had decreased in both size and yield in the later period as compared to the earlier period. U.S. Treasury yields have declined substantially over the course of the last year, and Agency RMBS yields have also declined in sympathy. For the six month period ended June 30, 2012, interest income was $12.6 million from Agency RMBS and for the six month period ended June 30, 2011, interest income was $17.0 million. The decline in interest income from Agency RMBS was partially offset by an increase in interest income from non-Agency MBS, which grew in size in the later period as compared to the earlier period. For the six months ended June 30, 2012, interest income from non-Agency MBS was $19.1 million while for the same period in 2011, interest income was $15.4 million.

Base Management Fees

For the six month periods ended June 30, 2012 and 2011 base management fee incurred, based on shareholders’ equity at the end of each quarter, was $3.0 million and $2.9 million, respectively.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos, securitized debt and interest on our counterparties’ cash collateral held by us. We had average borrowed funds under reverse repos of $916.2 million and $875.9 million for the six month periods ended June 30, 2012 and 2011, respectively. Our total interest expense, inclusive of interest expense on securitized debt and our counterparties’ cash collateral held by us, was $3.8 million for the six month period ended June 30, 2012 as compared to $3.1 million for the six month period ended June 30, 2011. Our total weighted average borrowing cost under our reverse repos was 0.79% for the six month period ended June 30, 2012 as compared to 0.64% for the six month period ended June 30, 2011. For the six month period ended June 30, 2012, 75.0% of our average borrowings under reverse repos were related to our Agency holdings. For the comparable six month period ended June 30, 2011, 79.7% of our average borrowings were related to our Agency holdings. This difference accounts for a portion of the increase in our weighted average borrowing costs in the six month period ended June 30, 2012, since borrowing costs are almost always lower for Agency RMBS as compared to non-Agency MBS.

During the six month period ending June 30, 2012, we closed a small resecuritization transaction. The face amount and fair value of the securitized debt as of June 30, 2012 were $1.6 million and $1.4 million, respectively.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the six month periods ended June 30, 2012 and 2011.

Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Six Month Period Ended June 30, 2012	$686,923	$1,232	0.36%	0.25%	0.75%
For the Six Month Period Ended June 30, 2011	$698,345	$1,056	0.30%	0.23%	0.44%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Six Month Period Ended June 30, 2012	$229,283	$2,405	2.10%	0.25%	0.75%
For the Six Month Period Ended June 30, 2011	$177,591	$1,752	1.97%	0.23%	0.44%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Six Month Period Ended June 30, 2012	$916,206	$3,637	0.79%	0.25%	0.75%
For the Six Month Period Ended June 30, 2011	$875,936	$2,808	0.64%	0.23%	0.44%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the six month period ended June 30, 2012 was $2.3 million as compared to $0.6 million for the six month period ended June 30, 2011. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expenses, insurance expense and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the six month period ended June 30, 2012 were $2.9 million as compared to $3.1 million for the six month period ended June 30, 2011. The decline in other operating expenses was primarily due to a reduction in professional fees.

Net Realized and Unrealized Gains and Losses on Investments

During the six month period ended June 30, 2012, we had net realized and unrealized gains on investments of $33.8 million as compared to net realized and unrealized losses of $16.3 million for the six month period ended June 30, 2011. Net realized and unrealized gains on investments of $33.8 million for the six month period ended June 30, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by realized and unrealized losses on our TBAs and U.S. Treasury securities. For the six month period ended June 30, 2012, our TBAs were held on a net short basis and were used primarily to hedge interest rate risk with respect to our Agency RMBS. Net gains on our non-Agency MBS and Agency RMBS were $45.7 million while net losses on our TBAs and U.S. Treasury securities were $12.1 million. Valuations of non-Agency MBS increased during the six month period ended June 30, 2012, as many of the market dynamics eased that had caused declines in valuations in 2011. Our Agency RMBS also increased in value as market appetite increased for Agency RMBS generally and for prepayment-protected pools in particular.

Net realized and unrealized losses on investments of $16.3 million for the six month period ended June 30, 2011 resulted principally from realized and unrealized losses on our non-Agency MBS and our TBAs, partially offset by realized and unrealized gains on our Agency RMBS.

Net Realized and Unrealized Gains and Losses on Financial Derivatives

During the six month period ended June 30, 2012, we had net realized and unrealized losses on our financial derivatives of $10.8 million as compared to net realized and unrealized gains of $3.5 million for the six month period ended June 30, 2011. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $10.8 million on our financial derivatives for the six month period ended June 30, 2012 resulted primarily from net losses of $4.4 million related to our interest rate hedges and $6.4 million related to our credit hedges. The benchmark five-year swap rate was lower at 0.97% at June 30, 2012 as compared to 1.22% at December 31, 2011.

In connection with our credit hedges, we recognized net realized and unrealized losses from our CDS on RMBS and CMBS indices, total return swaps and CDS on corporate bond indices in the amount of $9.1 million, partially offset by net realized and unrealized gains on our CDS on individual RMBS in the amount of $2.6 million. We exited certain of our CDS on individual RMBS contracts, while others ran off during the period. While the upward trend in non-Agency MBS prices had a positive impact on our non-Agency MBS investments during the six month period ended June 30, 2012, this upward trend had a negative overall impact on our credit hedges.

Net realized and unrealized gains on our financial derivatives of $3.5 million for the six month period ended June 30, 2011 resulted principally from net realized and unrealized gains from our CDS on RMBS and CMBS indices and CDS on individual RMBS of $10.0 million partially offset by net realized and unrealized losses on our interest rate swaps of $6.2 million.

Liquidity and Capital Resources

Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, making distributions in the form of dividends and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repo, reverse repo, TBA and derivative contracts, repayment of reverse repo borrowings to the extent we are unable or unwilling to extend our reverse repos and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our MBS and proceeds from the sale of securities), borrowings under reverse repos and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.

The following summarizes our borrowings under reverse repos:

	Reverse Repurchase Agreements
	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
(In thousands)
Six Month Period Ended June 30, 2012	$916,206	$883,322
Six Month Period Ended June 30, 2011	$875,936	$801,901

The following summarizes our borrowings under reverse repos by remaining maturity:

As of June 30, 2012
Remaining Days to Maturity	Outstanding Borrowings	%
(In thousands)
30 Days or Less	$479,624	54.3%
31-60 Days	144,577	16.4%
61-90 Days	187,244	21.2%
91-120 Days	—	0.0%
121-150 Days	—	0.0%
151-180 Days	71,877	8.1%
181-360 Days	—	0.0%

	$883,322	100.0%

Reverse repos involving underlying investments that we sold prior to June 30, 2012, for settlement following June 30, 2012, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to June 30, 2012 for which delivery of the borrowed funds is not scheduled until after June 30, 2012.

We expect to continue to borrow funds in the form of reverse repos as well as other similar types of financings. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association or, “SIFMA,” as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders. We also have entered into an “evergreen” repurchase agreement with one lender that provides for an original term of 180 days, and which is automatically extended every day for an additional day (so as to maintain a remaining term of 180 days) unless notified otherwise by the lender. The agreement is not based on the SIFMA form but its terms and conditions are similar to the terms and conditions of our other repurchase agreements including with respect to events of default and remedies upon default.

In January 2012, we completed a small resecuritization transaction that provided us with long-term financing for the asset subject to the resecuritization. The amount of financing (securitized debt) resulting from this transaction amounted to $1.5 million and the expected maturity is approximately four years. While we may from time to time use resecuritizations as a way to finance our assets, we expect the vast majority of our financing needs to continue to be met through the use of reverse repos.

As of June 30, 2012 and December 31, 2011, we had $883.3 million and $896.2 million, respectively of borrowings outstanding under our reverse repos. As of June 30, 2012, the remaining terms on our reverse repos ranged from 2 to 180 days, with an average remaining term of 45 days. As of December 31, 2011, the remaining terms on our reverse repos ranged from 3 to 180 days, with an average remaining term of 33 days. Our borrowings were with a total of eleven counterparties as of June 30, 2012 and were with a total of nine counterparties as of December 31, 2011. At June 30, 2012 we had an amount at risk relating to our reverse repos above 10% of shareholders’ equity with one counterparty, namely Wells Fargo Bank, N.A., for which amount at risk was $42.3 million, excluding accrued interest payable of $0.1 million. The weighted average maturity of the reverse repos with Wells Fargo Bank, N.A. was 180 days. At December 31, 2011, we did not have an amount at risk under our reverse repos with a single counterparty greater than 10% of our shareholders’ equity. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of June 30, 2012 and December 31, 2011, our reverse repos had a weighted average borrowing rate of 0.86% and 0.82%, respectively. As of June 30, 2012, our reverse repos had interest rates ranging from 0.05% to 2.75%. As of December 31, 2011, our reverse repos had interest rates ranging from 0.08% to 2.56%. MBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.1 billion as of June 30, 2012 and December 31, 2011. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Although we finance most of our holdings of Agency RMBS, as of June 30, 2012 and December 31, 2011, we held unencumbered Agency pools, on a settlement date basis, in the amount of $99.0 million and $27.4 million, respectively.

We held cash and cash equivalents of approximately $48.1 million and $62.7 million as of June 30, 2012 and December 31, 2011, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the six month period ended June 30, 2012, we paid total dividends in the amount of $18.5 million related to net income attributable to the year ended December 31, 2011 and the three month period ended March 31, 2012. In August 2012, our Board of Directors approved a dividend related to the second quarter of 2012 in the amount of $0.70 per share, or approximately $11.8 million. This dividend is payable on September 17, 2012 to shareholders of record as of August 31, 2012. During the six month period ended June, 2011, we paid total dividends in the amount of $28.9 million related to net income attributable to the year ended December 31, 2010 and the three month period ended March 31, 2011.

For the six month period ended June 30, 2012, our operating activities provided net cash in the amount of $15.4 million. Additionally, our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $12.9 million. Proceeds from the issuance of securitized debt provided net cash of $1.5 million. Thus our operating activities, when combined with our reverse repo and securitized debt financings, provided net cash of $4.0 million for the six month period ended June 30, 2012. In addition, we used $18.5 million to pay dividends and $0.1 million for other non-operating activity-related uses, resulting in a decrease in our cash holdings of $14.6 million from $62.7 million as of December 31, 2011 to $48.1 million as of June 30, 2012. For the six month period ended June 30, 2011, our operating activities provided net cash of $14.8 million. Additionally our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $24.1 million. Thus our operating activities, when combined with our reverse repo financing activities, provided net cash of $38.9 million for the six month period ended June 30, 2011. Of this $38.9 million, we used $28.9 million to pay dividends and $0.4 million for other non-operating activity-related uses, with the remaining $9.6 million serving to increase our cash holdings from $35.8 million as of December 31, 2010 to $45.4 million as of June 30, 2011.

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

As of June 30, 2012, we had an aggregate amount at risk under our reverse repos with eleven counterparties of approximately $178.9 million and as of December 31, 2011, we had an aggregate amount at risk under our reverse repos with nine counterparties of approximately $169.7 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2012 and December 31, 2011 does not include approximately $2.4 million and $2.6 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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

As of June 30, 2012, we had an aggregate amount at risk under our derivative contracts with seven counterparties of approximately $14.3 million. As of December 31, 2011, we had an aggregate amount at risk under our derivatives contracts with seven counterparties of approximately $10.8 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at June 30, 2012 and December 31, 2011 collateral posted by the Company and held by a third party custodian in the amount of approximately $10.1 million and $9.6 million, respectively.

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

As of June 30, 2012, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.8 million. As of December 31, 2011, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.6 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

The primary components of our market risk at June 30, 2012 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

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

Much of the uncertainty as to the timing and magnitude of loan loss severities can be attributed to the uncertainty in foreclosure timelines. Because of the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving “robo-signing”), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Servicers have generally maintained that most of their problems are process-oriented and can be fixed in the near term; however, many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of servicers’ control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The risk of extended foreclosure timelines is very difficult to quantify, and uncertainty has often been magnified by court cases with conflicting outcomes.

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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2012, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$3,636	$6,719	$(4,188)	$(8,928)
Non-Agency RMBS, CMBS, and Commercial Mortgage Loans	6,095	11,990	(6,294)	(12,788)
U.S. Treasury Securities, Interest Rate Swaps and Eurodollar Futures	(6,724)	(13,676)	6,495	12,761
Mortgage-Related Derivatives	(686)	(1,631)	426	593
Repurchase Agreements and Reverse Repurchase Agreements	(317)	(413)	371	742

Total	$2,004	$2,989	$(3,190)	$(7,620)

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

The above analysis utilizes assumptions and estimates based on management’s judgment and experience and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2012 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “Special Note Regarding Forward-Looking Statements.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. There have been no material changes from these previously disclosed risk factors. See also “Special Note Regarding Forward-Looking Statements,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2012, we issued 11,045 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

Item 6.	Exhibits

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**	The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLINGTON FINANCIAL LLC.

Date: August 7, 2012	By:	/s/ Laurence Penn
Laurence Penn Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2012	By:	/s/ Lisa Mumford
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**	The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.