Form 10-Q
period 2012-09-30
Ellington Financial LLC
filed 2012-11-08
CIK 1411342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Common Shares Representing Limited Liability Company Interests, no par value	20,527,108

ELLINGTON FINANCIAL LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	September 30, 2012	December 31, 2011
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$69,223	$62,737

Investments, financial derivatives, and repurchase agreements:
Investments at fair value (Cost – $1,133,991 and $1,234,203)	1,165,644	1,212,483
Financial derivatives – assets at fair value (Cost – $75,677 and $118,281)	59,342	102,871
Repurchase agreements (Cost – $13,780 and $15,750)	13,780	15,750

Total investments, financial derivatives, and repurchase agreements	1,238,766	1,331,104
Deposits with dealers held as collateral	25,194	34,163
Receivable for securities sold	524,533	533,708
Interest and principal receivable	6,587	6,127
Other assets	497	216

Total Assets	$1,864,800	$1,968,055

LIABILITIES
Investments and financial derivatives:
Investments sold short at fair value (Proceeds – $455,057 and $459,013)	$456,824	$462,394
Financial derivatives – liabilities at fair value (Proceeds – $18,701 and $9,636)	20,165	27,040

Total investments and financial derivatives	476,989	489,434
Reverse repurchase agreements	660,933	896,210
Due to brokers on margin accounts	34,564	79,735
Payable for securities purchased	178,453	127,517
Securitized debt (Proceeds – $1,409 and $0)	1,439	—
Accounts payable and accrued expenses	1,627	1,845
Base management fee payable	1,913	1,396
Incentive fee payable	9,491	—
Interest and dividends payable	741	1,002

Total Liabilities	1,366,150	1,597,139

SHAREHOLDERS’ EQUITY	498,650	370,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,864,800	$1,968,055

ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(20,483,696 and 16,447,651 shares issued and outstanding)	$489,692	$362,047
Additional paid-in capital – LTIP units	8,958	8,869

Total Shareholders’ Equity	$498,650	$370,916

PER SHARE INFORMATION:
Common shares	$24.34	$22.55

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2012

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America

Long Investments (233.76%) (a) (o)

Mortgage-Backed Securities (232.83%)

Agency Securities (131.13%) (b)

Fixed Rate Agency Securities (127.00%)

Principal and Interest - Fixed Rate Agency Securities (119.50%)

$ 22,536	Federal National Mortgage Association Pool	4.50%	12/41	$24,622
20,826	Federal National Mortgage Association Pool	3.50%	9/42	22,399
18,522	Federal National Mortgage Association Pool	5.00%	10/35	20,213
18,241	Federal National Mortgage Association Pool	5.00%	8/41	20,012
18,146	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	19,894
18,327	Federal National Mortgage Association Pool	3.50%	8/42	19,735
17,926	Federal National Mortgage Association Pool	4.50%	9/41	19,585
17,637	Federal National Mortgage Association Pool	4.50%	10/41	19,270
16,201	Federal National Mortgage Association Pool	5.00%	3/41	17,900
15,981	Federal National Mortgage Association Pool	4.50%	9/41	17,361
13,603	Federal National Mortgage Association Pool	3.50%	8/42	14,648
12,393	Federal National Mortgage Association Pool	4.50%	9/41	13,463
12,340	Federal National Mortgage Association Pool	4.00%	11/41	13,343
11,663	Federal National Mortgage Association Pool	5.00%	7/41	12,868
11,524	Federal Home Loan Mortgage Corporation Pool	3.50%	8/42	12,469
10,956	Federal National Mortgage Association Pool	4.00%	1/42	11,822
10,112	Federal National Mortgage Association Pool	4.50%	4/26	10,943
9,599	Federal National Mortgage Association Pool	3.50%	9/42	10,336
9,039	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,837
8,591	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	9,349
8,778	Federal National Mortgage Association Pool	3.00%	8/27	9,311
8,169	Federal National Mortgage Association Pool	4.00%	7/26	8,745
7,822	Federal National Mortgage Association Pool	5.50%	10/39	8,621
7,097	Federal National Mortgage Association Pool	3.00%	9/27	7,529
6,575	Federal National Mortgage Association Pool	5.00%	6/41	7,213
6,141	Federal National Mortgage Association Pool	5.00%	3/34	6,734
5,956	Federal National Mortgage Association Pool	5.50%	5/40	6,564
5,989	Federal Home Loan Mortgage Corporation Pool	4.00%	5/42	6,509
5,864	Federal National Mortgage Association Pool	5.00%	7/41	6,396
5,698	Federal National Mortgage Association Pool	5.00%	11/39	6,215
5,615	Federal National Mortgage Association Pool	4.00%	10/41	6,092
5,502	Federal National Mortgage Association Pool	5.00%	10/41	6,029
5,550	Federal National Mortgage Association Pool (Pre-Issue)	3.50%	11/42	6,004
5,569	Federal National Mortgage Association Pool	3.50%	8/42	5,974
5,240	Federal Home Loan Mortgage Corporation Pool	3.50%	9/42	5,654
5,108	Federal National Mortgage Association Pool	4.00%	4/42	5,567
5,069	Federal National Mortgage Association Pool	5.00%	11/40	5,561
5,172	Federal National Mortgage Association Pool	4.00%	6/26	5,536
4,964	Federal National Mortgage Association Pool	4.50%	8/41	5,392
4,748	Federal National Mortgage Association Pool	3.50%	7/42	5,093
4,450	Federal National Mortgage Association Pool	5.00%	9/41	4,931
4,522	Federal Home Loan Mortgage Corporation Pool	3.50%	10/42	4,847
4,487	Federal Home Loan Mortgage Corporation Pool	4.00%	2/42	4,844
4,418	Federal National Mortgage Association Pool	3.50%	8/42	4,740
4,284	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	4,722

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2012 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (119.50%) (continued)
$4,330	Federal National Mortgage Association Pool	3.50%	6/27	$4,640
4,087	Federal Home Loan Mortgage Corporation Pool	4.00%	11/41	4,416
3,923	Federal National Mortgage Association Pool	4.50%	12/41	4,261
3,946	Federal National Mortgage Association Pool	3.50%	8/42	4,234
3,778	Federal National Mortgage Association Pool	4.50%	4/42	4,137
3,744	Federal National Mortgage Association Pool	5.00%	6/40	4,108
3,812	Federal National Mortgage Association Pool	3.50%	6/27	4,085
3,672	Federal Home Loan Mortgage Corporation Pool	4.50%	9/41	3,996
3,676	Federal National Mortgage Association Pool	4.50%	11/41	3,994
3,691	Federal Home Loan Mortgage Corporation Pool	4.00%	1/42	3,989
3,644	Federal National Mortgage Association Pool (Pre-Issue)	3.50%	11/42	3,964
3,435	Federal National Mortgage Association Pool	4.00%	4/42	3,742
3,307	Federal Home Loan Mortgage Corporation Pool	3.50%	2/42	3,561
3,236	Federal National Mortgage Association Pool	4.50%	10/41	3,526
3,196	Federal National Mortgage Association Pool	4.00%	8/42	3,473
2,943	Federal National Mortgage Association Pool	4.00%	8/42	3,206
2,995	Federal National Mortgage Association Pool	3.50%	7/27	3,205
2,700	Government National Mortgage Association (Pre-Issue)	4.49%	9/42	3,074
2,687	Federal National Mortgage Association Pool	4.50%	10/41	2,919
2,640	Federal National Mortgage Association Pool	3.50%	5/42	2,832
2,576	Federal National Mortgage Association Pool	4.00%	8/42	2,798
2,508	Federal National Mortgage Association Pool	4.00%	9/42	2,725
2,516	Federal Home Loan Mortgage Corporation Pool	3.50%	1/42	2,703
2,509	Federal National Mortgage Association Pool	3.50%	8/42	2,701
24,668	Other Federal National Mortgage Association Pools	3.50% - 6.00%	8/27 - 9/42	26,867
7,268	Other Federal Home Loan Mortgage Corporation Pools	3.00% - 6.00%	9/27 - 9/42	7,858

				595,906

Interest Only - Fixed Rate Agency Securities (0.74%)
23,569	Other Federal National Mortgage Association	4.00% - 5.50%	1/36 - 10/40	2,165
11,358	Other Federal Home Loan Mortgage Corporation	5.00% - 5.50%	6/33 - 1/39	1,214
5,669	Other Government National Mortgage Association	5.50%	3/36	282

				3,661

TBA - Fixed Rate Agency Securities (6.76%)
21,550	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	10/12	23,168
10,000	Federal National Mortgage Association (30 Year)	3.00%	10/12	10,555

				33,723

Total Fixed Rate Agency Securities (Cost $622,122)				633,290

Floating Rate Agency Securities (4.13%)

Principal and Interest - Floating Rate Agency Securities (4.10%)
7,115	Federal National Mortgage Association Pool	5.10%	5/38	7,501
5,358	Federal National Mortgage Association Pool	5.24%	12/35	5,650
3,034	Federal National Mortgage Association Pool	5.69%	4/36	3,218
2,712	Federal National Mortgage Association Pool	5.50%	7/37	2,912
1,066	Other Federal National Mortgage Association Pool	5.27%	9/37	1,136

				20,417

Interest Only - Floating Rate Agency Securities (0.03%)
1,155	Other Federal National Mortgage Association	5.50%	8/36	166

				166

Total Floating Rate Agency Securities (Cost $20,001)				20,583

Total Agency Securities (Cost $642,123)				653,873

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2012 (CONTINUED)

(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (101.70%)
Principal and Interest - Private Label Securities (101.02%)
$824,471	Various	0.28% - 9.35%	5/19 - 2/51	$503,745

Total Principal and Interest - Private Label Securities (Cost $483,548)				503,745

Principal Only - Private Label Securities (0.43%)
5,800	Various	—	8/30	2,146

Total Principal Only - Private Label Securities (Cost $2,189)				2,146

Interest Only - Private Label Securities (0.25%)
65,872	Various	0.50% - 2.00%	6/44 - 9/47	1,230

Total Interest Only - Private Label Securities (Cost $796)				1,230

Other Private Label Securities (0.00%)
175,151	Various	—	6/37	—

Total Other Private Label Securities (Cost $475)				—

Total Private Label Securities (Cost $487,008)				507,121

Total Mortgage-Backed Securities (Cost $1,129,131)				1,160,994

Commercial Mortgage Loans (0.93%) (n)
5,000	Various	6.25%	11/13	4,650

Total Commercial Mortgage Loans (Cost $4,860)				4,650

Total Long Investments (Cost $1,133,991)				$1,165,644

Repurchase Agreements (2.76%) (a) (c)
$13,780	Bank of America Securities	0.25%	10/12	$13,780
	Collateralized by Par Value $13,000
	U.S. Treasury Note, Coupon 1.75%,
	Maturity Date 5/16

Total Repurchase Agreements (Cost $13,780)				$13,780

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2012 (CONTINUED)

(UNAUDITED)

Current Principal/
Notional Value	Description	Rate	Maturity	Fair Value
				Expressed in U.S.
(In thousands)				Dollars

Investments Sold Short (-91.61%) (a)

TBA - Fixed Rate Agency Securities Sold Short (-88.88%) (d)
$(60,700)	Federal National Mortgage Association (30 Year)	5.00%	11/12	$(66,180)
(59,352)	Federal National Mortgage Association (30 Year)	3.50%	10/12	(63,650)
(45,200)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	10/12	(48,467)
(40,100)	Federal National Mortgage Association (30 Year)	4.50%	11/12	(43,388)
(40,400)	Federal National Mortgage Association (30 Year)	3.50%	11/12	(43,215)
(33,130)	Federal National Mortgage Association (30 Year)	4.50%	10/12	(35,866)
(17,600)	Federal National Mortgage Association (30 Year)	5.00%	10/12	(19,198)
(16,500)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	10/12	(17,883)
(16,300)	Federal National Mortgage Association (15 Year)	4.00%	10/12	(17,428)
(15,900)	Federal National Mortgage Association (15 Year)	3.00%	10/12	(16,856)
(14,600)	Federal National Mortgage Association (30 Year)	4.00%	11/12	(15,714)
(13,500)	Federal National Mortgage Association (30 Year)	5.50%	10/12	(14,802)
(12,300)	Federal National Mortgage Association (15 Year)	3.50%	10/12	(13,090)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	10/12	(11,863)
(9,918)	Federal National Mortgage Association (30 Year)	4.00%	10/12	(10,687)
(2,500)	Federal National Mortgage Association (30 Year)	6.00%	10/12	(2,761)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	10/12	(1,099)
(989)	Other Federal Home Loan Mortgage Corporation (15 Year)	3.00%	10/12	(1,044)

Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$441,970)				(443,191)

U.S. Treasury Securities Sold Short (-2.73%)
(13,000)	U.S. Treasury Note	1.75%	5/16	(13,633)

Total U.S. Treasury Securities Sold Short (Proceeds -$13,087)				(13,633)

Total Investments Sold Short (Proceeds -$455,057)				$(456,824)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2012 (CONTINUED)

(UNAUDITED)

			Range of
	Primary Risk Exposure	Notional Value	Expiration Dates	Fair Value
				Expressed in U.S.
(In thousands)				Dollars
Financial Derivatives - Assets (11.90%) (a)
Swaps (11.90%) (e)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Cost - $331) (f)	Credit	$10,135	6/36 - 9/37	$752
Interest Rate Swaps (g)	Interest Rates	12,200	8/22 - 9/22	143
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (h)	Credit	(39,178)	9/34 - 5/36	31,460
Credit Default Swaps on Asset-Backed Indices (i)	Credit	(108,412)	8/37 - 10/52	26,361
Interest Rate Swaps (j)	Interest Rates	(43,800)	7/22 - 10/22	369
Total Return Swaps (l)	Equity Market	(5,769)	9/13	257

Total Swaps (Cost $75,677)				59,342

Total Financial Derivatives - Assets (Cost $75,677)				$59,342

Financial Derivatives - Liabilities (-4.04%) (a)
Swaps (-4.02% )
Long Swaps:
Credit Default Swaps on Asset-Backed Indices: (Proceeds - $18,089) (f)	Credit	$46,370	8/37 - 10/52	$(16,924)
Interest Rate Swaps (g)	Interest Rates	10,000	10/22	(2)
Short Swaps:
Interest Rate Swaps (j)	Interest Rates	(213,800)	8/14 - 9/22	(2,124)
Credit Default Swaps on Asset-Backed Indices (i)	Credit	(10,135)	6/36 - 9/37	(752)
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(58,250)	6/17	(276)
Total Return Swaps (l)	Equity Market	(16,324)	9/13	—

Total Swaps (Proceeds -$18,701)				(20,078)

Futures (-0.02% )
Short Futures:
Eurodollar Futures (m)	Interest Rates	(84,000)	12/12 - 9/13	(87)

Total Futures				(87)

Total Financial Derivatives - Liabilities (Proceeds -$18,701)				$(20,165)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT SEPTEMBER 30, 2012 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.
(b)	At September 30, 2012, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 104.58%, 25.88%, and 0.67% of shareholders’ equity, respectively.
(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(d)	At September 30, 2012, the Company’s short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 75.14% and 13.74% of shareholders’ equity, respectively.
(e)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Percent of
Shareholders’
Dealer/Parent Company	Equity
Affiliates of Deutsche Bank	4.83%

(f)	For long credit default swaps on asset-backed indices, the Company sold protection.
(g)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(h)	For short credit default swaps on asset-backed securities, the Company purchased protection.
(i)	For short credit default swaps on asset-backed indices, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(l)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.
(m)	Every $1,000,000 in notional value represents one contract.
(n)	Maturity date may be extended through November 4, 2015.
(o)	The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+”, “-”, “1”, “2”, or “3”.

Percentage of
Shareholders’
Rating Description	Equity
Unrated but Agency-Guaranteed	131.13%
Aaa/AAA/AAA	0.02%
Aa/AA/AA	0.45%
A/A/A	1.85%
Baa/BBB/BBB	8.25%
Ba/BB/BB or below	90.44%
Unrated	1.62%

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
Principal and Interest - Fixed Rate Agency Securities (185.76% ) (continued)

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS

AT DECEMBER 31, 2011 (CONCLUDED)

(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.
(b)	At December 31, 2011, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 142.04%, 63.62%, and 0.41% of shareholders’ equity, respectively.
(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.
(d)	At December 31, 2011, the Company’s short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 93.03%, 19.18%, and 8.22% of shareholders’ equity, respectively.
(e)	The following table shows the Company’s swap assets by dealer as a percentage of shareholders’ equity:

Dealer/Parent Company	Percent of Shareholders’ Equity
Affiliates of Morgan Stanley	8.15%
Affiliates of Credit Suisse	7.27%
Affiliates of Deutsche Bank	5.65%

(f)	For long credit default swaps on asset-backed indices, the Company sold protection.
(g)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.
(h)	For short credit default swaps on asset-backed securities, the Company purchased protection.
(i)	For short credit default swaps on asset-backed indices, the Company purchased protection.
(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.
(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.
(l)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.
(m)	Every $1,000,000 in notional value represents one contract.
(n)	Maturity date may be extended through November 4, 2015.
(o)	The table below shows the ratings on the Company’s long investments from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+,” “-,” “1,” “2” or “3.”

Rating Description	Percentage of Shareholders’ Equity
U.S. Treasury Securities	2.72%
Unrated but Agency-Guaranteed	206.07%
Aaa/AAA/AAA	1.25%
Aa/AA/AA	1.88%
A/A/A	5.44%
Baa/BBB/BBB	3.46%
Ba/BB/BB or below	103.36%
Unrated	2.71%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Month Period Ended September 30, 2012	Three Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2011
(In thousands except per share amounts)		Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$15,426	$15,597	$47,203	$48,098

EXPENSES
Base management fee	1,913	1,418	4,901	4,347
Incentive fee	9,491	—	11,802	612
Share-based LTIP expense	31	41	89	116
Interest expense	1,936	1,627	5,760	4,773
Professional fees	328	457	933	1,369
Compensation expense	260	428	935	1,079
Insurance expense	177	176	531	533
Agency and administration fees	233	225	664	715
Custody and other fees	262	191	870	707
Directors’ fees and expenses	63	57	204	198

Total expenses	14,694	4,620	26,689	14,449

NET INVESTMENT INCOME	732	10,977	20,514	33,649

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	8,130	1,570	13,543	(1,215)
Swaps	(3,172)	6,779	(31,637)	17,971
Futures	(15)	(375)	(32)	(1,094)

	4,943	7,974	(18,126)	15,662

Change in net unrealized gain (loss) on:
Investments	26,526	(9,003)	54,957	(22,555)
Swaps	(2,631)	(11,477)	15,114	(19,020)
Futures	(33)	369	(99)	890

	23,862	(20,111)	69,972	(40,685)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	28,805	(12,137)	51,846	(25,023)

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$29,537	$(1,160)	$72,360	$8,626

NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.59	$(0.07)	$4.15	$0.51

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Month Period Ended September 30, 2012	Three Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2011
(In thousands)	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income	$732	$10,977	$20,514	$33,649
Net realized gain (loss) on investments and financial derivatives	4,943	7,974	(18,126)	15,662
Change in net unrealized gain (loss) on investments and financial derivatives	23,862	(20,111)	69,972	(40,685)

Net increase (decrease) in shareholders’ equity resulting from operations	29,537	(1,160)	72,360	8,626

CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Net proceeds from the issuance of shares(1)	88,142	—	88,142	—
Shares issued in connection with incentive fee payment	231	—	231	203
Dividends paid(2)	(14,244)	(6,752)	(32,766)	(35,634)
Shares repurchased	—	(309)	—	(309)
Net offering costs	(322)	—	(322)	—
Share-based LTIP awards	31	41	89	116

Net increase (decrease) in shareholders’ equity from shareholder transactions	73,838	(7,020)	55,374	(35,624)

Net increase (decrease) in shareholders’ equity	103,375	(8,180)	127,734	(26,998)
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	395,275	384,854	370,916	403,672

SHAREHOLDERS’ EQUITY, END OF PERIOD	$498,650	$376,674	$498,650	$376,674

(1)	Proceeds from the issuance of shares are net of placement fees in the amount of $1,852.
(2)	For the three month periods ending September 30, 2012 and 2011, dividends totaling $0.70 and $0.40, respectively, per common share and LTIP unit outstanding were declared and paid. For the nine month periods ending September 30, 2012 and 2011, dividends totaling $ 1.80 and $2.11, respectively, per common share and LTIP unit outstanding were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2011
(In thousands)	Expressed in U.S. Dollars
INCREASE IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$72,360	$8,626
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase in shareholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	(69,972)	40,685
Net realized (gain) loss on investments and financial derivatives	18,126	(15,662)
Amortization of premiums and accretion of discounts (net)	(8,904)	(7,857)
Purchase of investments	(1,763,718)	(2,695,989)
Proceeds from disposition of investments	1,802,659	2,582,023
Proceeds from principal payments of investments	103,733	75,595
Proceeds from investments sold short	576,851	980,116
Repurchase of investments sold short	(600,777)	(1,226,418)
Payments made to open financial derivatives	(78,043)	(119,933)
Proceeds received to close financial derivatives	111,235	224,232
Proceeds received to open financial derivatives	40,248	25,878
Payments made to close financial derivatives	(53,439)	(27,540)
Shares issued in connection with incentive fee payment	231	203
Share-based LTIP expense	89	116
(Increase) decrease in assets:
Decrease in repurchase agreements	1,970	7,649
(Increase) decrease in receivable for securities sold	9,175	(91,287)
(Increase) decrease in deposits with dealers held as collateral	8,969	(16,275)
Increase in interest and principal receivable	(460)	(1,689)
Increase in other assets	(229)	(157)
Increase (decrease) in liabilities:
Decrease in due to brokers on margin accounts	(45,171)	(74,345)
Increase in payable for securities purchased	50,936	269,450
Decrease in accounts payable and accrued expenses	(313)	(204)
Increase (decrease) in incentive fee payable	9,491	(1,422)
Increase (decrease) in interest and dividends payable	(261)	88
Increase (decrease) in base management fee payable	517	(107)

Net cash provided by (used in) operating activities	185,303	(64,224)

Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of shares(1)	88,142	—
Shares repurchased	—	(309)
Offering costs paid	(280)	(469)
Dividends paid	(32,766)	(35,634)
Proceeds from issuance of securitized debt	1,522	—
Principal payments on securitized debt	(158)	—
Reverse repurchase agreements, net of repayments	(235,277)	106,456

Net cash provided by (used in) financing activities	(178,817)	70,044

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,486	5,820
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,737	35,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,223	$41,611

Supplemental disclosure of cash flow information:
Interest paid	$6,009	$4,714

Shares issued in connection with incentive fee payment (non-cash)	$231	$203

Share-based LTIP awards (non-cash)	$89	$116

Aggregate TBA trade activity (buys + sells) (non-cash)	$11,882,119	$16,291,487

(1)	Proceeds from the issuance of shares are net of placement fees in the amount of $1,852.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Ellington Financial Management LLC (“EFM” or the “Manager”) is a registered investment advisor and a registered commodity pool operator that serves as the Manager to the Company pursuant to the terms of the Third Amended and Restated Management Agreement effective August 2, 2011 (the “Management Agreement”). EFM is an affiliate of Ellington Management Group, L.L.C., an investment management firm that is registered as both an investment advisor and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.

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

(C) Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, or “MBS,” commercial mortgage loans, U.S. Treasury securities and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses.

(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of September 30, 2012 and December 31, 2011, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation.

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

Swap assets are included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Swap liabilities are included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized appreciation on futures contracts is included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. Unrealized depreciation on futures contracts is included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. For interest rate swaps, total return swaps, credit default swaps and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 110%, 100%, 90% and 69%, respectively, of average monthly notional values of each such category outstanding during the nine month period ended September 30, 2012. For total return swaps, interest rate swaps, credit default swaps and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 354%, 111%, 92% and 65%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2011. The Company uses average monthly notional values outstanding to indicate the volume of activity with respect to these instruments.

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

Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At September 30, 2012, the Company’s open reverse repurchase agreements had remaining terms that averaged 68 days and ranged from 2 to 180 days and had interest rates that averaged 1.07% and ranged from 0.31% to 2.80%. At September 30, 2012, approximately 64% of open reverse repurchase agreements were with three counterparties. At December 31, 2011, the Company’s open reverse repurchase agreements had remaining terms that averaged 33 days and ranged from 3 to 180 days and had interest rates that averaged 0.82% and ranged from 0.08% to 2.56%. At December 31, 2011, approximately 73% of open reverse repurchase agreements were with four counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of September 30, 2012 the Company had no seller financed holdings.

(H) Securitized Debt: The Company entered into a resecuritization transaction in January 2012, which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 820-10, the Company has elected to carry securitized debt at fair value. The asset subject to the resecuritization had a fair value of $2.4 million as of September 30, 2012 which is included on the Consolidated Condensed Schedule of Investments under Principal and Interest – Private Label Securities.

(I) Purchased Options: The Company may enter into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid. The Company had no purchased options outstanding as of September 30, 2012 and December 31, 2011.

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

The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles with its trading counterparties on a net basis. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of September 30, 2012, total assets included $33.7 million of TBAs as well as $441.8 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales.

As of September 30, 2012, total liabilities included $443.2 million of TBAs sold short as well as $33.7 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. On a net basis, as of September 30, 2012, the Company held a net short position in TBAs of $409.5 million while at December 31, 2011, the Company held a net short position in TBAs of $414.7 million.

(K) Offering Costs/Placement Fees: Offering costs and placement fees are charged against shareholders’ equity.

(L) LTIP Units: Long term incentive plan units (“LTIP units”) have been issued to the Company’s dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated personnel and independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting period for units issued to dedicated personnel and independent directors under the Ellington Incentive Plan for Individuals (the “Individual LTIP”) is typically one year. The vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the “Manager LTIP”) occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.

(M) Dividends: Dividends payable are recorded in the consolidated financial statements on the ex-dividend date. Dividends are declared and paid on a quarterly basis in arrears.

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

The Company follows the provisions of ASC 740-10, Income Taxes (“ASC 740-10”), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2011, 2010, 2009 or 2008 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.

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

The table below reflects the value of the Company’s Level 1, Level 2 and Level 3 financial instruments at September 30, 2012:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$69,223	$—	$—	$69,223

Investments at fair value-
Agency residential mortgage-backed securities	$—	$650,046	$3,827	$653,873
Private label residential mortgage-backed securities	—	—	457,925	457,925
Private label commercial mortgage-backed securities	—	—	49,196	49,196
Commercial mortgage loans	—	—	4,650	4,650

Total investments at fair value	—	650,046	515,598	1,165,644

Financial derivatives-assets at fair value-
Credit default swaps on asset-backed securities	—	—	31,460	31,460
Credit default swaps on asset-backed indices	—	27,113	—	27,113
Total return swaps	—	257	—	257
Interest rate swaps	—	512	—	512

Total financial derivatives-assets at fair value	—	27,882	31,460	59,342

Repurchase agreements	—	13,780	—	13,780

Total investments, financial derivatives-assets at fair value and repurchase agreements	$—	$691,708	$547,058	$1,238,766

Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(456,824)	$—	$(456,824)

Financial derivatives-liabilities at fair value-
Credit default swaps on corporate indices	—	(276)	—	(276)
Credit default swaps on asset-backed indices	—	(17,676)	—	(17,676)
Interest rate swaps	—	(2,126)	—	(2,126)
Unrealized depreciation on futures contracts	(87)	—	—	(87)

Total financial derivatives-liabilities at fair value	(87)	(20,078)	—	(20,165)

Securitized debt	—	—	(1,439)	(1,439)

Total investments sold short, financial derivatives-liabilities at fair value and securitized debt	$(87)	$(476,902)	$(1,439)	$(478,428)

Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2 or Level 3 during the nine month period ended September 30, 2012.

The Company’s reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.

The following table identifies the significant unobservable inputs that affect the valuation of the Company’s Level 3 assets and liabilities as of September 30, 2012:

	Fair Value as of September 30, 2012	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$456,486	Discounted Cash Flows	Yield	2.5%	56.3%	9.4%

			Projected Collateral Prepayments	0.6%	47.0%	17.7%
			Projected Collateral Losses	3.7%	87.5%	35.0%
			Projected Collateral Recoveries	0.0%	39.5%	19.7%
			Projected Collateral Scheduled Amortization	3.5%	90.3%	27.6%

						100.0%

Credit default swaps on asset-backed securities	31,460	Net Discounted Cash Flows	Projected Collateral Prepayments	5.6%	37.1%	15.2%
			Projected Collateral Losses	25.0%	62.8%	43.1%
			Projected Collateral Recoveries	10.0%	39.3%	18.9%
			Projected Collateral Scheduled Amortization	8.0%	37.1%	22.8%

						100.0%

Private label commercial mortgage-backed securities and Commercial mortgage loans	53,846	Discounted Cash Flows	Yield	0.8%	13.2%	7.9%

			Projected Collateral Losses	0.0%	40.1%	1.8%
			Projected Collateral Recoveries	0.0%	23.6%	2.3%
			Projected Collateral Scheduled Amortization	60.0%	100.0%	95.9%

						100.0%

Agency interest only residential mortgage-backed securities	3,827	Option Adjusted Spread (“OAS”)	LIBOR OAS (2)	526	1,662	1,055

			Projected Collateral Prepayments	84.0%	96.2%	89.3%
			Projected Collateral Scheduled Amortization	3.8%	16.0%	10.7%

						100.0%

(1)	Includes securitized debt with a fair value of $1.4 million as of September 30, 2012.
(2)	Shown in basis points.

Collateral prepayments, losses, recoveries and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral’s current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument’s bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. The Company uses a LIBOR Option Adjusted Spread (“OAS”) valuation methodology to value its Agency interest only RMBS assets. In the LIBOR OAS methodology, cash flows are projected using Ellington’s models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.

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

The tables below include a roll-forward of the Company’s financial instruments for the three and nine month periods ended September 30, 2012 and 2011 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended September 30, 2012

(In thousands)	Beginning Balance as of June 30, 2012	Accreted Discounts / (Amortized Premiums)	Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2012
Assets:
Investments at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$4,667	$(534)	$111	$(314)	$1,057	$(1,160)	$—	$3,827
Private label residential mortgage-backed securities	385,059	6,182	5,440	24,013	92,412	(55,181)	—	457,925
Private label commercial mortgage-backed securities	28,405	271	2,905	(293)	57,195	(39,287)	—	49,196
Commercial mortgage loans	4,650	21	—	(21)	—	—	—	4,650

Total investments at fair value	422,781	5,940	8,456	23,385	150,664	(95,628)	—	515,598

Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	38,759	—	3,963	(3,823)	105	(7,544)	—	31,460

Total financial derivatives- assets at fair value	38,759	—	3,963	(3,823)	105	(7,544)	—	31,460

Total investments and financial derivatives-assets at fair value	$461,540	$5,940	$12,419	$19,562	$150,769	$(103,172)	$—	$547,058

Liabilities:
Securitized debt	$(1,415)	$(15)	$—	$(51)	$42	$—	$—	$(1,439)

Total securitized debt	$(1,415)	$(15)	$—	$(51)	$42	$—	$—	$(1,439)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2012, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2012. For Level 3 financial instruments held by the Company at September 30, 2012, change in net unrealized gain (loss) of $23.3 million, $(3.8) million, and $(0.05) million, for the three month period ended September 30, 2012 relate to investments, financial derivative-assets, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Three Month Period Ended September 30, 2011

(In thousands)	Beginning Balance as of June 30, 2011	Accreted Discounts / (Amortized Premiums)	Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2011
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$5,227	$(423)	$—	$(2,169)	$2,826	$—	$—	$5,461
Private label residential mortgage-backed securities	357,894	4,389	3,107	(12,994)	106,262	(62,394)	—	396,264
Private label commercial mortgage-backed securities	10,942	147	(38)	(1,707)	6,918	(1,383)	—	14,879
Commercial mortgage loans	4,650	31	—	(306)	—	—	—	4,375

Total investments at fair value	378,713	4,144	3,069	(17,176)	116,006	(63,777)	—	420,979

Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	69,829	—	3,088	(248)	122	(12,885)	—	59,906

Total financial derivatives- assets at fair value	69,829	—	3,088	(248)	122	(12,885)	—	59,906

Total investments and financial derivatives- assets at fair value	$448,542	$4,144	$6,157	$(17,424)	$116,128	$(76,662)	$—	$480,885

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2011, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2011. For Level 3 financial instruments held by the Company at September 30, 2011, change in net unrealized gain (loss) of $(15.9) million and $2.3 million for the three month period ended September 30, 2011 relate to investments and financial derivative-assets, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Nine Month Period Ended September 30, 2012

(In thousands)	Beginning Balance as of December 31, 2011	Accreted Discounts / (Amortized Premiums)	Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2012
Assets:
Investments at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$5,337	$(1,711)	$111	$(679)	$1,929	$(1,160)	$—	$3,827
Private label residential mortgage-backed securities	417,533	15,471	12,489	49,149	251,030	(287,747)	—	457,925
Private label commercial mortgage-backed securities	16,093	527	3,213	990	79,911	(51,538)	—	49,196
Commercial mortgage loans	4,400	71	—	179	—	—	—	4,650

Total investments at fair value	443,363	14,358	15,813	49,639	332,870	(340,445)	—	515,598

Financial derivatives- assets at fair value -
Credit default swaps on asset- backed securities	61,498	—	(1,514)	4,285	330	(33,139)	—	31,460

Total financial derivatives- assets at fair value	61,498	—	(1,514)	4,285	330	(33,139)	—	31,460

Total investments and financial derivatives-assets at fair value	$504,861	$14,358	$14,299	$53,924	$333,200	$(373,584)	$—	$547,058

Liabilities:
Securitized debt	$—	$(44)	$—	$(30)	$157	$(1,522)	$—	$(1,439)

Total Securitized debt	$—	$(44)	$—	$(30)	$157	$(1,522)	$—	$(1,439)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2012, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2012. For Level 3 financial instruments held by the Company at September 30, 2012, change in net unrealized gain (loss) of $33.7 million, $(8.1) million, and $(0.03) million, for the nine month period ended September 30, 2012 relate to investments, financial derivative-assets, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:

Nine Month Period Ended September 30, 2011

(In thousands)	Beginning Balance as of December 31, 2010	Accreted Discounts / (Amortized Premiums)	Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2011
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$—	$(843)	$97	$(2,320)	$9,682	$(1,155)	$—	$5,461
Private label residential mortgage-backed securities	338,839	11,710	17,664	(35,632)	292,521	(228,838)	—	396,264
Private label commercial mortgage-backed securities	1,850	378	859	(3,185)	23,669	(8,692)	—	14,879
Commercial mortgage loans	—	92	—	(392)	4,675	—	—	4,375

Total investments at fair value	340,689	11,337	18,620	(41,529)	330,547	(238,685)	—	420,979

Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	102,850	—	8,396	(4,987)	526	(46,879)	—	59,906

Total financial derivatives- assets at fair value	102,850	—	8,396	(4,987)	526	(46,879)	—	59,906

Total investments and financial derivatives-assets at fair value	$443,539	$11,337	$27,016	$(46,516)	$331,073	$(285,564)	$—	$480,885

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2011, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2011. For Level 3 financial instruments held by the Company at September 30, 2011, change in net unrealized loss of $32.2 million and $12.6 million for the nine month period ended September 30, 2011 relate to investments and financial derivative-assets, respectively.

4. Financial Derivatives

Gains and losses on the Company’s derivative contracts for the three and nine month periods ended September 30, 2012 and 2011 are summarized in the tables below:

September 30, 2012:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2012	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2012	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2012	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2012
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$3,963	$(3,823)	$(1,514)	$4,285
Credit default swaps on asset-backed indices	Credit	(134)	(4,174)	(7,200)	(6,442)
Credit default swaps on corporate bond indices	Credit	12	(602)	(1,548)	570
Total return swaps	Equity Market	(1,520)	257	(1,520)	257
Interest rate swaps	Interest Rates	—	495	49	417
Eurodollar futures	Interest Rates	(15)	—	(32)	(12)

		2,306	(7,847)	(11,765)	(925)

Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	(190)	1,543	4,372	650
Credit default swaps on corporate bond indices	Credit	(160)	11	143	11
Total return swaps	Equity Market	1,066	252	(2,262)	273
Interest rate swaps	Interest Rates	(6,209)	3,410	(22,157)	15,093
Eurodollar futures	Interest Rates	—	(33)	—	(87)

		(5,493)	5,183	(19,904)	15,940

Total		$(3,187)	$(2,664)	$(31,669)	$15,015

September 30, 2011:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2011	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2011	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2011	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2011
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$3,088	$(248)	$8,396	$(4,987)
Credit default swaps on asset-backed indices	Credit	6,539	3,746	5,313	5,719
Credit default swaps on corporate bond indices	Credit	(150)	109	(150)	109
Total return swaps	Equity Market	(29)	826	(29)	826
Interest rate swaps	Interest Rates	456	(938)	(195)	(1,773)

		9,904	3,495	13,335	(106)

Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	24	(1,038)	8,886	(1,256)
Credit default swaps on corporate bond indices	Credit	100	220	—	186
Interest rate swaps	Interest Rates	(3,249)	(14,154)	(4,250)	(17,844)
Eurodollar futures	Interest Rates	(375)	369	(1,094)	890

		(3,500)	(14,603)	3,542	(18,024)

Total		$6,404	$(11,108)	$16,877	$(18,130)

As of September 30, 2012 and December 31, 2011, the Company was a party to credit derivatives contracts in the form of credit default swaps on mortgage/asset-backed indices (ABS index or ABS indices). As a seller of credit protection via ABS indices, the Company receives periodic payments at fixed rates from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at September 30, 2012 and December 31, 2011, respectively, are summarized below:

Credit Default Swaps on Asset Backed Indices	Amount at September 30, 2012	Amount at December 31, 2011
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(16,172)	$(9,548)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$2,881	$—
Notional Amount of Written Credit Derivatives (2)	$(56,505)	$(22,615)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$24,685	$—

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.
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

Unless terminated by mutual agreement by both the buyer and seller, ABS index contracts typically terminate at the date that all of the underlying reference assets are paid off in full, retired or otherwise cease to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of the underlying reference assets have deteriorated, the percentage of notional values paid up front (“points up front”) is frequently used as an indication of ABS index risk. ABS index credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract in order to write protection on the reference assets underlying the Company’s ABS index contracts. Periodic payment rates at September 30, 2012 on ABS index contracts where the Company wrote protection range between 9 and 458 basis points on contracts that were outstanding at this date. Periodic payment rates at December 31, 2011 on ABS index contracts where the Company wrote protection range between 350 and 442 basis points on contracts that were outstanding at this date. However, participants entering the market at September 30, 2012 and December 31, 2011 would likely transact on similar contracts with material points upfront given these spreads. Total net up-front payments received relating to ABS index contracts outstanding at September 30, 2012 and December 31, 2011 were $17.8 million and $9.6 million, respectively.

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

Summary information—For the three month periods ended September 30, 2012 and 2011, the total base management fee incurred by the Company was $1.9 million and $1.4 million, respectively. For the nine month periods ended September 30, 2012 and 2011, the total base management fee incurred by the Company was $4.9 million and $4.3 million, respectively.

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

For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter. As of September 30, 2012, there was no Loss Carryforward.

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

Summary information—Total incentive fee incurred for the three month period ended September 30, 2012 was $9.5 million. No incentive fee was incurred for the three month period ended September 30, 2011. Total incentive fee incurred for the nine month periods ended September 30, 2012 and 2011 was $11.8 million and $0.6 million, respectively.

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

Since inception, the Company has awarded 24,096 Individual LTIP units to the Company’s independent directors, including 5,346 Individual LTIP units granted on September 12, 2012, and 5,500 Individual LTIP units to certain of its dedicated personnel. The vesting period for awards issued under the Individual LTIP units has generally been one year from the date of grant. Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Since inception the total expense associated with the Individual LTIP units awarded is $0.5 million. Total expense associated with Individual LTIPs for the three month periods ended September 30, 2012 and 2011 are $0.03 million and $0.04 million, respectively. Total expense associated with Individual LTIPs for the nine month periods ended September 30, 2012 and 2011 are $0.09 million and $0.12 million, respectively. Since inception, 8,750 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.

If all of the LTIP units that have previously been issued were to be fully vested and exchanged for common shares as of September 30, 2012 and December 31, 2011, the Company’s issued and outstanding common shares would increase to 20,879,542 and 16,838,151 shares, respectively, resulting in shareholders’ equity per share of $23.88 and $22.03 at September 30, 2012 and December 31, 2011, respectively.

Detailed below is a roll-forward of the Company’s LTIP units outstanding for the three and nine month periods ended September 30, 2012 and 2011.

Three Month Periods Ended September 30, 2012 and 2011:

	Three Month Period Ended			Three Month Period Ended
	September 30, 2012			September 30, 2011
		Director/			Director/
	Manager	Employee	Total	Manager	Employee	Total
LTIP Units Outstanding (6/30/2012 and 6/30/2011, respectively)	375,000	15,500	390,500	375,000	10,000	385,000
Granted	—	5,346	5,346	—	3,750	3,750
Exercised	—	—	—	—	—	—

LTIP Units Outstanding (9/30/2012 and 9/30/2011, respectively)	375,000	20,846	395,846	375,000	13,750	388,750

LTIP Units Vested and Outstanding (9/30/2012 and 9/30/2011, respectively)	375,000	12,500	387,500	375,000	3,750	378,750

Nine Month Periods Ended September 30, 2012 and 2011:

	Nine Month Period Ended			Nine Month Period Ended
	September 30, 2012			September 30, 2011
		Director/			Director/
	Manager	Employee	Total	Manager	Employee	Total
LTIP Units Outstanding (12/31/2011 and 12/31/2010, respectively)	375,000	15,500	390,500	375,000	10,000	385,000
Granted	—	5,346	5,346	—	3,750	3,750
Exercised	—	—	—	—	—	—

LTIP Units Outstanding (9/30/2012 and 9/30/2011, respectively)	375,000	20,846	395,846	375,000	13,750	388,750

LTIP Units Vested and Outstanding (9/30/2012 and 9/30/2011, respectively)	375,000	12,500	387,500	375,000	3,750	378,750

7. Common Share Capitalization

On August 20, 2012 the Company completed a public offering of 3.5 million common shares. The offering generated net proceeds to the Company of $76.7 million. On September 12, 2012 the Company issued an additional 525,000 common shares in connection with the exercise of the 15% overallotment option by underwriters as part of the Company’s public offering which closed on August 20, 2012. The exercise of the overallotment resulted in net proceeds to the Company of an additional $11.1 million. Net proceeds are after placement fees and offering costs.

Dividends are declared and paid on a quarterly basis in arrears. During the three month periods ended September 30, 2012 and 2011 the Board of Directors authorized a second quarter dividend of $0.70 per share and $0.40 per share, respectively. During the nine month periods ended September 30, 2012 and 2011 the Board of Directors authorized three dividends totaling $1.80 per share and $2.11 per share, respectively. Total amount of dividends paid during the three month period ended September 30, 2012 and 2011 was $14.2 million and $6.8 million, respectively. Total amount of dividends paid during the nine month period ended September 30, 2012 and 2011 was $32.8 million and $35.6 million, respectively.

Detailed below is a roll-forward of the Company’s common shares outstanding for the three month periods ended September 30, 2012 and 2011:

	Three Month Period	Three Month Period
	Ended September 30, 2012	Ended September 30, 2011
Common Shares Outstanding (6/30/2012 and 6/30/2011, respectively)	16,447,651	16,507,381
Share Activity:
Shares issued	4,025,000	—
Shares repurchased	—	(17,500)
Shares issued in connection with incentive fee payment	11,045	—

Common Shares Outstanding (9/30/2012 and 9/30/2011, respectively)	20,483,696	16,489,881

Detailed below is a roll-forward of the Company’s common shares outstanding for the nine month periods ended September 30, 2012 and 2011:

	Nine Month Period	Nine Month Period
	Ended September 30, 2012	Ended September 30, 2011
Common Shares Outstanding (12/31/2011 and 12/31/2010, respectively)	16,447,651	16,498,342
Share Activity:
Shares issued	4,025,000	—
Shares repurchased	—	(17,500)
Shares issued in connection with incentive fee payment	11,045	9,039

Common Shares Outstanding (9/30/2012 and 9/30/2011, respectively)	20,483,696	16,489,881

On August 4, 2011, the Company’s Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company’s discretion, subject to applicable law, share availability, price and the Company’s financial performance, among other considerations. As of September 30, 2012, the Company repurchased 60,980 shares at an aggregate cost of $1.1 million, or at an average per share price of $17.22. No shares were repurchased during the nine month period ending September 30, 2012.

8. Earnings Per Share

The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011
(In thousands except share amounts)
Net increase (decrease) in shareholders’ equity resulting from operations	$29,537	$(1,160)	$72,360	$8,626

Net increase (decrease) in shareholders’ equity resulting from operations available to common share and LTIP holders:	29,537	(1,160)	72,360	8,626
Net increase (decrease) in shareholders’ equity resulting from operations - common shares	28,914	(1,134)	70,736	8,429
Net increase (decrease) in shareholders’ equity resulting from operations - LTIPs	623	(26)	1,624	197
Dividends Paid:
Common shares	(13,971)	(6,598)	(32,063)	(34,822)
LTIPs	(273)	(154)	(703)	(812)

Total dividends paid to common share and LTIP holders	(14,244)	(6,752)	(32,766)	(35,634)

Undistributed earnings:
Common shares	14,943	(7,732)	38,673	(26,393)
LTIPs	350	(180)	921	(615)

Total undistributed earnings attributable to common share and LTIP holders	$15,293	$(7,912)	$39,594	$(27,008)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	18,161,224	16,501,829	17,023,011	16,503,229
Weighted average participating LTIPs	391,604	385,652	390,871	385,220
Basic earnings per common share:
Distributed	$0.77	$0.40	$1.88	$2.11
Undistributed	0.82	(0.47)	2.27	(1.60)

	$1.59	$(0.07)	$4.15	$0.51

Diluted earnings per common share:
Distributed	$0.77	$0.40	$1.88	$2.11
Undistributed	0.82	(0.47)	2.27	(1.60)

	$1.59	$(0.07)	$4.15	$0.51

The Company pays quarterly dividends in arrears. Dividends paid in the table above relate to the respective period’s prior period earnings.

9. Counterparty Risk

As of September 30, 2012, investments with an aggregate value of approximately $838.7 million were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $36.6 million that were sold prior to period end but for which such sale had not settled as of September 30, 2012.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $838.7 million in collateral for various reverse repurchase agreements as of September 30, 2012. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $227.1 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
J.P. Morgan Securities Inc.	19%
Royal Bank of Canada	19%
Deutsche Bank	16%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of September 30, 2012:

Dealer	% of Total Deposits with Dealers Held as Collateral
Citigroup	40%
Bank of America	26%

The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of September 30, 2012:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	35%
Morgan Stanley	18%

The following table illustrates the components of Receivable for securities sold and Payable for securities purchased as reported on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity. The Company expects open securities failed to deliver/receive to settle without a material effect on the Company’s financial statements.

	September 30, 2012		December 31, 2011
(In thousands)	Receivables	Payables	Receivables	Payables
Trades pending settlement	$494,842	$(149,085)	$533,708	$(127,517)
Securities failed to deliver/receive	29,690	(29,368)	—	—

Total	$524,533	$(178,453)	$533,708	$(127,517)

10. Contingencies and Commitments

The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.

In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company’s maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2012 and December 31, 2011.

11. Financial Highlights

Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended September 30, 2012	Three Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2011
Beginning Shareholders’ Equity Per Share (6/30/2012, 6/30/2011, 12/31/2011 and 12/31/10, respectively)	$24.03	$23.31	$22.55	$24.47
Net Investment Income	0.04	0.67	1.21	2.04
Net Realized/Unrealized Gains (Losses)	1.59	(0.74)	3.04	(1.52)

Results of Operations (1)	1.63	(0.07)	4.25	0.52
Dividends Paid	(0.70)	(0.40)	(1.80)	(2.11)
Weighted Average Share Impact on Dividends Paid (2)	(0.08)	(0.01)	(0.12)	(0.05)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs) and Share Repurchases	(0.54)	0.01	(0.54)	0.01

Ending Shareholders’ Equity Per Share (9/30/2012, 9/30/2011, 9/30/2012 and 9/30/2011, respectively) (3)	$24.34	$22.84	$24.34	$22.84

Shares Outstanding, end of period	20,483,696	16,489,881	20,483,696	16,489,881

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 8).
(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP unit holders.
(3)	If all LTIP units previously issued were vested and exchanged for common shares as of September 30, 2012 and 2011, shareholders’ equity per share would be $23.88 and $22.32, respectively.

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

Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended September 30, 2012	Three Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2011
Total Return before Incentive Fee	6.24%	(0.31)%	19.06%	2.11%
Incentive Fee	(1.99)%	0.00%	(2.75)%	(0.17)%

Total Return after Incentive Fee	4.25%	(0.31)%	16.31%	1.94%

(1)	Total return is calculated for all shareholders’ equity accounts, excluding the Managers’ shareholder equity, taken as a whole for each period. Total return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP units: (1)

	Three Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2012
Total Return before Incentive Fee	4.22%	16.81%
Incentive Fee	(1.94)%	(2.71)%

Total Return after Incentive Fee	2.28%	14.10%

(1)	Total return is calculated assuming all LTIP units had been converted into common shares at September 30, 2012. Total return represents all shareholders’ equity accounts, excluding Manager shares, outstanding for the entire period. LTIP units outstanding at September 30, 2012 totaled 395,846 and represent 1.90% of total shares and LTIP units outstanding as of that date.

Market Based Total Return for a Shareholder:

For the three month periods ended September 30, 2012 and 2011, the Company’s market based total return based on the closing price as reported by the New York Stock Exchange was 11.30% and (16.54)%, respectively. For the nine month periods ended September 30, 2012 and 2011, the Company’s market based total return based on the closing price as reported by the New York Stock Exchange was 44.75% and (14.99)%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.

Net Investment Income Ratio to Average Shareholders’ Equity: (1)

	Three Month Period Ended September 30, 2012	Three Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2011
Net Investment Income (2)	7.04%	11.46%	7.65%	11.59%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Includes all items of income and expenses on an annualized basis except for incentive fee expense which is included on a non-annualized basis.

Expense Ratios to Average Shareholders’ Equity: (1)(2)

	Three Month Period Ended September 30, 2012	Three Month Period Ended September 30, 2011	Nine Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2011
Operating expenses before incentive fee and interest expense	(2.93)%	(3.12)%	(2.97)%	(3.10)%
Incentive fee	(2.14)%	0.00%	(2.88)%	(0.16)%
Interest expense	(1.74)%	(1.70)%	(1.88)%	(1.64)%

Total Expenses	(6.81)%	(4.82)%	(7.73)%	(4.90)%

(1)	Average shareholders’ equity is calculated using month end values.
(2)	Ratios are annualized except for the incentive fee which is not annualized.

12. Subsequent Events

On November 2, 2012, the Company’s Board of Directors approved a dividend in the amount of $0.70 per share payable on December 17, 2012 to shareholders of record as of November 30, 2012.

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

Executive Summary

We are a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or “RMBS,” backed by prime jumbo, Alt-A, manufactured housing and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored enterprise, mortgage-related derivatives, commercial mortgage-backed securities, or “CMBS,” commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities, and derivatives. We also may opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, asset-backed securities, or “ABS,” backed by consumer and commercial assets, non-mortgage-related derivatives, and real property. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is also a registered investment advisor with a 17-year history of investing in a broad spectrum of mortgage-backed securities, or “MBS,” and related derivatives.

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

As of September 30, 2012, we believe that our non-Agency RMBS strategy was the primary driver of our risk and return, and we expect that it will continue to do so over the near term. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS. We also expect that we will continue to allocate some of our capital to CMBS and commercial mortgage loan strategies.

We also use leverage in our non-Agency MBS strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2012, we financed our purchases of Agency RMBS and non-Agency MBS almost exclusively through reverse repo agreements, which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity as “Securitized debt.” This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency MBS which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.

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

As of September 30, 2012, outstanding borrowings under reverse repos and securitized debt were $662.4 million and our debt-to-equity ratio was 1.33 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 60.8% or $401.9 million relates to our Agency RMBS holdings.

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

Trends and Recent Market Developments

Key trends and recent market developments for the MBS market include the following:

•

On September 13, 2012, the Federal Reserve, or the “Fed,” announced the implementation of a third round of fiscal policy accommodation in response to the continued weakness in the U.S. economy, especially the persistent elevated level of unemployment;

•	The Federal Housing Finance Agency, or “FHFA,” continued its focus on stimulating and supporting home price recovery through the Home Affordable Refinance Program, or “HARP,” and other programs;

•	The debate regarding eminent domain proposals to seize underwater mortgages continued and efforts to halt these proposals were made by regulators, lawmakers, and industry groups;

•

Government-sponsored enterprise or “GSE,” related developments include FHFA activity aimed at encouraging private capital back into the U.S. mortgage market and the U.S. Treasury Department’s focus on accelerating the wind down of Fannie Mae and Freddie Mac;

•	The threat of the U.S. “fiscal cliff” has continued to create uncertainty in the U.S. economy and could ultimately stifle gains seen in the housing market if not resolved;

•

Home prices continued to stabilize and even appreciate in many areas; meanwhile, mortgage loan delinquency rates increased, which suggested a stall in the downward trend in delinquencies observed in previous periods; and

•	Valuations of non-Agency MBS continued to strengthen in the third quarter, as underlying performance has improved and as investors search for assets with higher yields.

Quantitative Easing and Monetary Policy

On September 13, 2012, the Fed announced its plan, also known as “QE 3,” to purchase additional Agency RMBS at a pace of $40 billion per month in order to support a stronger U.S. economic recovery. Unlike the prior two bond purchase programs implemented by the Fed to aid the sluggish economy, no definitive program end date or total target purchase amount was provided. Rather, the Fed plans to closely monitor incoming information on economic and financial developments and adjust its actions accordingly. Specifically, the Fed stated that should the outlook for the labor market not improve substantially, it will continue its purchase of Agency RMBS, undertake additional asset purchases, and employ its other policy tools as appropriate until such improvement is achieved in a context of price stability. The Fed also announced that it would continue, through the end of the year, its program to extend the average maturities of its holdings of U.S. Treasury securities as announced in June 2012, and that it would maintain its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency RMBS in additional Agency RMBS. The Fed expects that these actions, which together will increase its holdings of longer-term securities by approximately $85 billion each month through the end of the year, should put downward pressure on longer-term interest rates, support mortgage markets and help to make broader financial conditions more accommodative. Also in its September 13, 2012 statement, the Fed announced that it decided to keep the target range for the federal funds rate at 0% to 0.25% and that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2015, an extension of the “late 2014” time frame previously announced.

Prior to and in the wake of the Fed announcement, there was and has been much debate within the financial and political communities about the likely effectiveness of such actions in stimulating economic growth in general, and the labor markets in particular. In any case, in response to QE 3, prices of Agency RMBS have continued to increase and mortgage rates, already at record lows, may decline even further, thereby potentially further increasing homeowners’ inducement to refinance mortgages. As a result, prepayments on our Agency RMBS may increase, which would reduce the yields on our Agency RMBS. In light of these risks, we continue to seek Agency RMBS investments with prepayment protection characteristics and we continue to hedge against the risk of prepayments with short TBA positions. While values on TBAs or “generic pools” increased in response to the Fed announcement, we may benefit from an overall increase in prepayments over the longer term if prepayments increase less on the particular Agency RMBS that we hold relative to the more generic pools that underlie our short TBA positions.

Government Homeowner Assistance Programs

According to the FHFA, Fannie Mae and Freddie Mac refinanced 618,000 loans in just the first eight months of 2012 under HARP, exceeding HARP refinancing activity for all of last year. The increase in HARP refinancings is attributable to record-low mortgage rates and enhancements to the program made last year, including removal of the loan-to-value ceiling for borrowers who refinance into fixed-rate loans and the elimination or lowering of fees for certain borrowers. According to the FHFA, HARP refinance activity in August 2012 represented 24% of total refinance volume in 2012, down from 33% in June 2012, potentially suggestive of a moderation in the pace of refinancings under the program.

In July 2012, the FHFA announced that winning bidders had been chosen in its REO Pilot Program. Under this program, single-family foreclosed properties owned by Fannie Mae and Freddie Mac would be sold to institutional investors in bulk and converted to rental properties, with seller financing available under certain conditions. Since the July 2012 announcement, almost 800 properties have been sold under this program. In addition to the FHFA’s pilot program, a number of large institutional investors have begun purchasing significant numbers of single family properties in select regions of the country, with the objective of generating rental income and, potentially, long-term gains. Certain banks are also providing financing for these “REO to rental” purchases, in some cases with the goal of ultimately replacing such borrowings with long term debt through securitization of rental cashflows.

Meanwhile, at least two newly formed real estate investment trusts focused on REO to rental strategies have filed with the SEC for initial public offerings. In those regions where REO to rental activity is most concentrated, this activity is having two primary effects on the housing market. First, it is removing some of the foreclosure property inventory from the market, and second, the robust purchasing activity is supporting, and in many cases lifting, home prices.

Eminent Domain

Earlier in 2012, a few municipalities, most notably in California, announced that they were exploring using the power of eminent domain to seize certain mortgages as a way to aid homeowners with “underwater” mortgages (i.e., mortgages for which the amount owed exceeds the properties’ values). Under this controversial concept, which, it has been asserted, would only be applied to mortgages held in private label securitization trusts (and in particular not those not backed by Fannie Mae or Freddie Mac, or held directly by banks), the municipality would first seize qualifying mortgages using eminent domain power, and then offer homeowners new loans with reduced principal balances that were at or even below the current property values. By law, the securitization trusts would have to receive “fair market value” as compensation for the seizure. Advocates of the idea believe that this strategy would help individual homeowners and local economies and, by reducing foreclosure volumes, accelerate the return of the housing market and the mortgage finance market to normalcy. While advocates believe that the use of eminent domain is both legally permissible and practical in this context, opponents have raised numerous objections. Opponents believe that such a transfer of mortgages from one set of private owners to others is unconstitutional and violates numerous federal and state laws. Opponents are also convinced that the contemplated procedures will have a severe negative impact on mortgage markets, including RMBS investors, lenders, and housing values.

In response to this movement, in September 2012, proposed legislation was introduced in the U.S. House of Representatives entitled the “Defending American Taxpayers from Abusive Government Takings Act.” The goal of this proposed legislation is to prevent city and county governments from using the powers of eminent domain to seize mortgages, which would be accomplished by effectively prohibiting Fannie Mae and Freddie Mac from purchasing mortgage loans originating in counties where a municipality has seized a mortgage loan through the power of eminent domain within the previous ten years. Similar prohibitive restrictions would be created for the FHA as well as the Veteran’s Administration under the proposed legislation. Separately, in August 2012, the FHFA officially stated that it has concerns about the use of eminent domain to seize mortgages. Among the concerns cited by the FHFA was that such programs could reduce the value of any of Fannie Mae’s or Freddie Mac’s securities holding affected mortgages, that such seizures could negatively affect the extension of credit to borrowers seeking to become homeowners, and could discourage investors from supporting the housing market. Should the FHFA be determined to thwart the widespread use of eminent domain to seize mortgages, it could do so on its own without an act of Congress. Industry groups such as the Securities Industry and Financial Markets Association, the American Bankers Association, and the Mortgage Bankers Association, among others, have denounced the use of eminent domain in this context and are actively working together to advocate against its use. It remains too early to tell whether or to what extent any municipalities will actually attempt to use an eminent domain strategy to seize and restructure underwater mortgages. If these proposals are implemented and expanded to other jurisdictions, we believe that they could have a material adverse impact on our portfolio of non-Agency RMBS and our business. However, we believe the proposals in their current form are unlikely to withstand the inevitable legal and/or political challenges they would face.

GSE Developments

In the third quarter of 2012, the FHFA implemented several changes designed to more rationally price their risk, to broaden homeowner access to mortgage financing, and to increase the participation of private capital in the mortgage market. In August 2012, the FHFA directed Fannie Mae and Freddie Mac to raise guarantee fees on single-family mortgages by an average of 10 basis points. The increase will be effective with mortgage settlements starting on December 1, 2012 for mortgage loans exchanged for mortgage-backed securities and on November 1, 2012 for mortgage loans sold for cash. In September 2012, the FHFA announced that Fannie Mae and Freddie Mac are launching a new representation and warranty framework for conventional loans sold or delivered on or after January 1, 2013. This change, which is part of a broader seller-servicer contract harmonization effort, will relieve lenders of certain repurchase obligations for mortgage loans that meet specific payment requirements and meet certain other conditions and requirements.

In August 2012, the U.S. Department of Treasury, or the “Treasury,” announced a set of modifications to its preferred stock agreements with the FHFA, with a goal of expediting the wind down of Fannie Mae and Freddie Mac. The revised agreements replace the 10% dividend payments made to the Treasury with a sweep of all profits from Fannie Mae and Freddie Mac going forward. In addition, the modifications require an accelerated reduction of Fannie Mae and Freddie Mac’s investment portfolios, which will be wound down at an annual rate of 15% (rather than 10% per the previous agreements). As a result of this change, the GSE’s investment portfolios must be reduced to the $250 billion target set in the previous agreements four years earlier than previously scheduled.

We believe that those efforts aimed at more rationally pricing risk taken by the GSEs, and aimed at reducing the GSEs’ portfolios and thereby accelerating the re-entry of private capital into the U.S. mortgage market, are potentially beneficial to our business. Alternatives to the GSEs will become more and more necessary as they are wound down, which could increase the breadth and depth of attractive investment opportunities that are available to us, including by serving as a catalyst for the rebirth of the non-Agency mortgage securitization market.

Fiscal Cliff

In order to resolve the 2011 U.S. debt-ceiling crisis, the Budget Control Act of 2011 was enacted in August 2011. In exchange for an immediate increase in the 2011 debt limit, this law mandates $1.2 trillion in automatic spending cuts in the years 2013 to 2021 should Congress fail to institute budget measures designed to reduce the U.S. budget deficit. Since enactment, no deficit reduction plan has yet been put into place. In addition, automatic tax increases are set to become effective January 1, 2013 following the expiration of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which had extended, until the end of 2012, the tax decreases enacted under President George W. Bush that had originally been due to expire in 2010. The combination of the expiration of the Tax Relief, Unemployment Insurance Reauthorization, the Job Creation Act of 2010 and the spending reductions called for under The Budget Control Act of 2011 have come to be referred to as the “fiscal cliff.” Many economists believe that the fiscal cliff is likely to cause the U.S economy to fall into recession in 2013 unless Congress and the administration negotiate an alternative outcome. In the event Congress and the administration are unable to reach a budget agreement that avoids the fiscal cliff and the economy enters a recession, our holdings of non-Agency MBS are likely to be negatively impacted, at least on a near term basis. Although market participants generally expect budget negotiations will produce an outcome that avoids the fiscal cliff, at this time no progress is being made, and is unlikely to be made until at least after the November 2012 elections and possibly until early 2013.

Mortgage Market Statistics

Recent mortgage data suggest a stall in the improvement and stabilization trend in delinquency rates that had become evident in prior periods. For instance, the following table illustrates delinquency and foreclosure inventory rates on sub-prime mortgages as of June 30, 2012, March 31, 2012 and June 30, 2011 as reported by the Mortgage Bankers Association, or the “MBA,” in their National Delinquency Survey:

	As of
	June 30, 2012	March 31, 2012	June 30, 2011
Fixed (1)
Delinquent (2)	19.9%	19.3%	22.6%
Foreclosure	10.2%	10.5%	11.0%

Total	30.1%	29.8%	33.6%

ARM (1)
Delinquent (2)	22.6%	22.2%	27.2%
Foreclosure	21.1%	21.6%	22.2%

Total	43.7%	43.8%	49.4%

(1)	Source: Based on Mortgage Bankers Association, National Delinquency Survey press releases issued August 9, 2012, May 16, 2012 and August 22, 2011.
(2)	Includes loans that are at least one payment past due but does not include loans in foreclosure, seasonally adjusted.

The June 30, 2012 quarter-over-quarter increase in delinquency rates is most likely attributable to the slowdown in the U.S. economy and the persistently high rate of unemployment. However, while the delinquency rate increased from March 2012 to June 2012, there was a decline in delinquencies for the June year-over-year period. The percentage of loans in foreclosure has continued to decline, although there was an uptick in FHA loans (not included in the above table) in foreclosure as of June 30, 2012, related to the mortgage servicing settlement completed in April 2012, according to the MBA.

On November 2, 2012, the U.S. Department of Labor reported that, as of October 2012, the U.S. unemployment rate was 7.9%. This compares to 9.0% as of October 2011. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could contribute to further increases in mortgage delinquencies and decreases in home prices.

Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for July 2012 showed that, on average, home prices increased 1.5% for its 10-City Composite and by 1.6% for the 20-City Composite as compared to June 2012. These increases represent the third consecutive month that all twenty cities and both Composites recorded positive monthly changes. On a year-over-year basis, the 10- and 20- City Composites showed increases of 0.6% and 1.2%, respectively. However, home prices remain well below the peak levels of 2006. Given the continued weakness in the U.S. economy generally and unemployment in particular, it is still too early to say with a high degree of confidence that home prices have generally bottomed, although this recent data, together with recent increases in the volume of home sales and housing starts, represent a good sign for the housing market.

Liquidity and Valuations

During the third quarter, the Fed completed the sale of assets that remained in the Maiden Lane III portfolio. This portfolio was made up of multi-sector collateralized debt obligations, or “CDOs.” Earlier in 2012, the Fed completed the sale of non-Agency RMBS assets comprising the Maiden Lane II portfolio. Together, these two portfolios represented assets acquired by the Fed during the economic crisis to prevent the collapse of a large troubled financial institution. The Fed reported that the disposition of assets from these two portfolios resulted in a net gain in excess of $9 billion. In addition, the overall success of these auctions provided confidence to the market and bolstered valuations of non-Agency RMBS throughout the year. Valuations have been further bolstered by the overall improvement in housing data underlying these securities as well as the decline in sales of non-Agency RMBS by large dealers and banks. New risk-based capital rules applicable to certain banks have eliminated capital charges based on external credit ratings and instead provide methodologies for determining more security specific risk capital charges. While many banks had been reducing their holdings of non-Agency RMBS during the second half of 2011 to better manage their balance sheets, during 2012, that trend has eased substantially with the release of the Simplified Supervisory Formula Approach, which changed the method of calculating capital charges for securitization exposures.

In the third quarter of 2012, prices of non-Agency RMBS increased meaningfully relative to the second quarter. Generally positive underlying borrower performance and increases in home prices were bolstered by healthy demand from investors, including pension funds and insurance companies in search of higher yielding fixed income investments. U.S. Treasury yields continue to remain at very low levels given the softness in the U.S. economy and the Fed’s accommodative monetary policy. Furthermore, ongoing instability in the Euro zone is also helping depress U.S. Treasury yields, as risk-averse investors flock to the safety of U.S. government securities.

Valuations of Agency RMBS continued to increase during the third quarter of 2012. The Fed’s decision to implement a third round of fiscal policy accommodation, announced on September 13, 2012 and discussed above, contributed to the increase in Agency RMBS valuations. The Fed intends to purchase Agency RMBS at the rate of $40 billion per month until U.S. economic conditions improve sufficiently. Agency RMBS consisting of specified pools or those with specific characteristics rallied somewhat less than generic pools or TBAs in the wake of the Fed announcement.

Repo financing remains readily available for both Agency and non-Agency MBS, and our borrowing costs and haircuts have also remained relatively stable. However, since European banks have historically been a significant financing source for many investment banks that provide RMBS financing, the European sovereign debt crisis continues to foster a lingering concern that a systemic shock to the European financial system would severely constrain the willingness and ability of U.S. banks and investment banks to finance RMBS, especially non-Agency RMBS. Despite European debt crisis concerns, we have not yet seen any material impact on our ability to finance non-Agency RMBS, and in fact we have increased our total number of repo counterparties as compared to one year ago.

Outlook and Summary

We believe that the technical trends in the non-Agency MBS markets have continued to strengthen over the third quarter of 2012. Many pension funds, insurance companies, and other investors can only fund their future obligations and liabilities by generating investment returns well in excess of what can be currently expected on U.S. Treasury securities, Agency RMBS, and investment grade corporate bonds. As a result, more and more of these investors are looking to higher-yielding fixed income assets, such as non-Agency MBS, to fund their liabilities. The Fed’s announcement of a third round of monetary policy accommodation has only added to this trend, as Agency RMBS yields declined approximately 50 basis points following the announcement. Nevertheless, the potential for distressed selling of non-Agency RMBS by European investors, especially should the European sovereign debt crisis deepen, remains a concern overhanging the market.

We continue to remain generally optimistic on the long-term fundamental prospects for non-Agency RMBS, although we believe prudent security selection becomes an even more important factor in our portfolio management, given the increase in valuations that has occurred in the third quarter of 2012 and earlier in the year. We believe that the rally in non-Agency RMBS valuations has created numerous pricing disparities that require sophisticated security analysis to identify. We will continue to take advantage of trading opportunities to sell those securities that we believe have become more fully valued or overpriced, and purchase those securities that we believe offer better relative value. During the third quarter, we took advantage of the opportunity to purchase certain CDO investments that were being offered as part of the sale of the Maiden Lane III portfolio by the Fed, which we believe will serve to augment returns in our portfolio. Meanwhile, should home prices continue to recover and default and delinquency rates resume their downward trend, non-Agency MBS should continue to provide attractive total returns. However, the uneven recovery in the U.S. economy and the potential deepening of the European debt crisis remain concerns. In light of these concerns and other factors, we expect to continue to opportunistically hedge a portion of our credit risk using a variety of instruments, such as short positions in CDS on asset-backed securities, CDS on corporate bond indices and total return swaps involving companies with real estate and/or mortgage exposure. As market conditions change, and especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.

During the quarter, we completed a public offering of our common shares. We issued a total of 4.025 million shares for net proceeds of $87.8 million, after placement fees and offering costs. We expect, when fully deployed, the majority of the net proceeds to be allocated to our non-Agency MBS strategy.

In our Agency RMBS strategy, we continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. The Fed’s September 13, 2012 announcement has only reinforced the importance of this strategy. We believe that our research team, our proprietary prepayment models and our extensive databases remain essential tools in our implementation of this strategy. We also believe that our active trading style, including our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy. Still, many prepayment-protected pools are currently trading at record high prices, and in response to this trend we have moderated the overall size of our Agency RMBS portfolio over the year. Given the heightened prepayment risk and valuation risk that accompanies these record high prices, hedging our Agency RMBS portfolio with short TBA positions has become as critical a risk management tool as ever.

In our commercial mortgage loan and CMBS strategy, we have participated actively in both the still-recovering new issue market and in the secondary market, especially in relation to the relatively small amount of our capital allocated to this strategy. We are optimistic that the new-issue market will continue to grow and serve as a catalyst to refinance legacy loans as well, providing us with exciting investment opportunities in both new-issue and legacy securities and loans. During the second and third quarters of 2012, we modestly increased our commercial real estate mortgage-related holdings.

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

Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to the consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:

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

Financial Condition

The following table summarizes our investment portfolio as of September 30, 2012 and December 31, 2011. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2012					December 31, 2011
(In thousands)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)	Current Principal	Fair Value	Average Price(1)	Cost	Average Cost(1)
Non-Agency RMBS (2)	$760,325	$454,549	$59.78	$432,370	$56.87	$736,869	$410,109	$55.66	$437,103	$59.32
Non-Agency CMBS and Commercial Mortgage Loans	69,146	53,846	77.87	56,038	81.04	30,611	20,493	66.95	23,856	77.93

Total Non-Agency MBS and Commercial Mortgage Loans	829,471	508,395	61.29	488,408	58.88	767,480	430,602	56.11	460,959	60.06

Agency RMBS: (3)
Floating	19,285	20,417	105.87	19,794	102.64	35,988	37,956	105.47	37,342	103.76
Fixed	548,437	595,906	108.66	582,331	106.18	643,215	689,018	107.12	679,168	105.59

Total Agency RMBS	567,722	616,323	108.56	602,125	106.06	679,203	726,974	107.03	716,510	105.49

Total Non-Agency and Agency MBS and Commercial Mortgage Loans	$1,397,193	$1,124,718	$80.50	$1,090,533	$78.05	$1,446,683	$1,157,576	$80.02	$1,177,469	$81.39

Agency Interest Only RMBS	n/a	$3,827	n/a	$6,585	n/a	n/a	$5,337	n/a	$7,416	n/a
Non-Agency Interest Only and Principal Only RMBS and Other	n/a	$3,376	n/a	$3,460	n/a	n/a	$7,424	n/a	$7,482	n/a
TBAs:
Long	$31,550	$33,723	$106.89	$33,413	$105.90	$30,500	$32,033	$105.03	$31,845	$104.41
Short	(410,989)	(443,191)	107.84	(441,970)	107.54	(416,900)	(446,707)	107.15	(443,893)	106.47

Net Short TBAs	$(379,439)	$(409,468)	$107.91	$(408,557)	$107.67	$(386,400)	$(414,674)	$107.32	$(412,048)	$106.64

U.S. Treasury Securities:
Long	$—	$—	$—	$—	$—	$10,000	$10,113	$101.13	$9,991	$99.91
Short	(13,000)	(13,633)	104.87	(13,087)	100.67	(15,000)	(15,687)	104.58	(15,120)	100.80

Net Short U.S. Treasury Securities	$(13,000)	$(13,633)	$104.87	$(13,087)	$100.67	$(5,000)	$(5,574)	$111.50	$(5,129)	$102.58

Repurchase Agreements	$13,780	$13,780	$100.00	$13,780	$100.00	$15,750	$15,750	$100.00	$15,750	$100.00

Total Net Investments		$722,600		$692,714			$765,839		$790,940

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.
(2)	Excludes Interest Only, Principal Only and Other Private Label securities.
(3)	Excludes Interest Only securities and TBAs.

The following table summarizes our financial derivatives portfolio as of September 30, 2012 and December 31, 2011. For more detailed information about the investments in our portfolio, please refer to Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2012		December 31, 2011
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$56,505	$(16,172)	$22,615	$(9,548)

Total Long Mortgage Related Derivatives	56,505	(16,172)	22,615	(9,548)

Short Mortgage Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(118,547)	25,609	(82,642)	40,303
CDS on Individual RMBS	(39,178)	31,460	(74,787)	61,498

Total Short Mortgage Related Derivatives	(157,725)	57,069	(157,429)	101,801

Net Mortgage Related Derivatives	(101,220)	40,897	(134,814)	92,253

Short CDS on Corporate Bond Indices	$(58,250)	$(276)	$(106,500)	$963
Short Total Return Swaps on Corporate Equities (5)	$(22,093)	$257	$(20,571)	$(274)
Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$22,200	$141	$4,500	$68
Short Interest Rate Swaps (4)	(257,600)	(1,755)	(305,400)	(17,191)
Short Eurodollar Futures (6)	(84,000)	(87)	(147,000)	12

Total Net Interest Rate Derivatives	$(319,400)	$(1,701)	$(447,900)	$(17,111)

Total Net Derivatives	$(500,963)	$39,177	$(709,785)	$75,831

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty.
(2)	Short mortgage-related derivatives represent transactions where the Company purchased credit protection from a counterparty.
(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.
(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.
(5)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.
(6)	Every $1,000,000 in notional value represents one contract.

As of September 30, 2012, our Consolidated Statement of Assets, Liabilities and Shareholders’ Equity reflects total assets of $1.9 billion as compared to $2.0 billion as of December 31, 2011. Total liabilities as of September 30, 2012 were $1.4 billion as compared to $1.6 billion as of December 31, 2011. Our portfolios of investments and financial derivatives included in total assets totaled $1.2 billion and $1.3 billion as of September 30, 2012 and December 31, 2011, respectively, while our investments sold short and financial derivatives included in total liabilities were $477.0 million and $489.4 million as of September 30, 2012 and December 31, 2011, respectively. We use TBAs in combination with interest rate swaps as the primary instruments to hedge interest rate risk in our long Agency RMBS portfolio. On a quarterly basis, outstanding amounts of these hedging instruments may fluctuate according to the size of our long Agency RMBS portfolio as well as according to how market dynamics favor the use of one or the other.

TBA-related assets include TBAs and receivables for TBAs sold short, and TBA related liabilities include TBAs sold short and payables for TBAs purchased. As of September 30, 2012, total assets included $33.7 million of TBAs as well as $441.8 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales. As of September 30, 2012, total liabilities included $443.2 million of TBAs sold short as well as $33.7 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.

As of September 30, 2012 and December 31, 2011, our net short TBAs (short TBA positions reduced by long TBA positions) was $409.5 million and $414.7 million, respectively. The aggregate value of our other (i.e. non-TBA) Agency RMBS as of September 30, 2012 and December 31, 2011, was $620.2 million and $732.3 million, respectively. As a result, our net Agency RMBS position (long non-TBA Agency RMBS reduced by net short TBAs) decreased to a long position of $210.7 million as of September 30, 2012 from a long position of $317.6 million as of December 31, 2011. Given the significant run-up in price of Agency RMBS that has occurred throughout the year, we moderately reduced our net long position. Since we actively trade our Agency RMBS, our gross positions tend to fluctuate significantly from period to period. In addition we continuously re-evaluate our overall net Agency RMBS position.

As of September 30, 2012, we held $511.8 million of non-Agency MBS and commercial mortgage loans as compared to $438.0 million as of December 31, 2011. The increase in our non-Agency MBS portfolio is largely attributable to the deployment in non-Agency MBS of a portion of the $87.8 million of net proceeds received as a result of our public offering during the quarter. During the three month period ended September 30, 2012, the non-Agency MBS market experienced a significant rally as the housing market continued to exhibit signs of recovery and as demand increased for higher yielding fixed income assets. In response to this rally, we began rotating out of certain of our lower-priced 2006/2007 vintage subprime assets that we believed had become fully valued, and into other non-Agency MBS assets whose prices had lagged in comparison. In our CMBS strategy, we also increased our overall holdings while at the same time changing somewhat the composition of our portfolio. As of September 30, 2012, approximately 10.5% (by fair value) of our non-Agency MBS portfolio consisted of CMBS and commercial mortgage loans, up from 4.7% as of December 31, 2011.

As of September 30, 2012, our holdings of net mortgage-related derivatives declined and the composition of our holdings changed somewhat as compared to December 31, 2011 as described below. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent short positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our CDS contracts on individual RMBS declined to $39.2 million as of September 30, 2012 from $74.8 million as of December 31, 2011. Certain of these contracts ran off during the period, while others were deliberately terminated.

As of September 30, 2012, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $62.0 million as compared to $60.0 million as of December 31, 2011. In the aggregate, as of September 30, 2012, we had net purchased protection on CDS on CMBS indices of $30.3 million in notional value as compared to $6.0 million as of December 31, 2011. This increase reflects hedging activity in response to our increased long holdings of CMBS in our non-Agency MBS and derivative portfolios. Our net purchased protection of CDS on RMBS indices declined to $31.8 million in notional value as of September 30, 2012, as compared to $54.0 million as of December 31, 2011; this decline has been a continuing trend throughout the year. Viewing our CDS on individual RMBS and CDS on RMBS and CMBS indices on a combined basis, our aggregate net short notional value of these positions declined to $101.2 million as of September 30, 2012 as compared to $134.8 million as of December 31, 2011. Further, throughout the course of the year we have reduced our notional value of short CDS on corporate bond indices. The period over period decline in our net short holdings of mortgage-related and other credit-related derivatives in part reflected our decision to hedge less of our credit risk during the year, continuing a trend that began in late 2011. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.

We have entered into reverse repos to finance some of our assets. As of September 30, 2012 and December 31, 2011, indebtedness outstanding on our reverse repos was approximately $660.9 million and $896.2 million, respectively. The decline in our outstanding indebtedness as of September 30, 2012 as compared to December 31, 2012 was principally the result of the relatively smaller portfolio of financed Agency RMBS held as of September 30, 2012 as compared to December 31, 2011. As of September 30, 2012, we had total Agency RMBS financed with reverse repos of $424.0 million as compared to $694.7 million as of December 31, 2011. Outstanding indebtedness under reverse repo for Agency RMBS as of September 30, 2012 and December 31, 2011 was $401.9 million and $660.3 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in “—Liquidity and Capital Resources” below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of September 30, 2012 and December 31, 2011, our derivative and/or TBA counterparties posted an aggregate value of approximately $34.6 million and $79.4 million, respectively as of each date, of collateral with us. This collateral posted with us is included in Due to brokers on margin accounts on our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity.

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

For the nine month period ended September 30, 2012, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $11.9 billion as compared to $16.3 billion for the nine month period ended September 30, 2011. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other RMBS assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA “sector rotation” transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since the Company has actively turned over its portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, the Company’s fixed rate Agency whole pool portfolio is typically larger in gross size than the Company’s equity capital base, and so the Company tends to hold large short TBA positions relative to its equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to the Company’s equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of the Company’s equity capital base.

Shareholders’ Equity

As of September 30, 2012, our shareholders’ equity increased by approximately $127.7 million to $498.7 million from $370.9 million as of December 31, 2011. This increase principally consisted of a net increase in shareholders’ equity resulting from operations for the nine month period ended September 30, 2012 of approximately $72.4 million and an increase for net proceeds from the issuance of shares of approximately $87.8 million (after all offering costs), offset by a decrease for dividends paid of approximately $32.8 million.

As of December 31, 2011, our shareholders’ equity decreased by approximately $32.8 million from December 31, 2010. This decrease consisted of net increase in shareholders’ equity resulting from operations for the year ended December 31, 2011 of approximately $10.3 million, a decrease for dividends paid of approximately $42.4 million, a decrease for shares repurchased of approximately $1.1 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payments of approximately $0.4 million.

Results of Operations for the Three Month Periods Ended September 30, 2012 and 2011

The table below presents the net increase (decrease) in shareholders’ equity resulting from operations for the three month periods ended September 30, 2012 and 2011.

	Three Month Period Ended September 30,
(In thousands except per share amounts)	2012	2011
Investment income—Interest income	$15,426	$15,597
Expenses:
Base management fee	1,913	1,418
Incentive fee	9,491	—
Interest expense	1,936	1,627
Other operating expenses	1,354	1,575

Total expenses	14,694	4,620

Net investment income	732	10,977

Net realized and unrealized gain (loss) on investments	34,656	(7,433)
Net realized and unrealized loss on financial derivatives	(5,851)	(4,704)

Net increase (decrease) in shareholders’ equity resulting from operations	$29,537	$(1,160)

Net increase (decrease) in shareholders’ equity resulting from operations per share	$1.59	$(0.07)

Summary of Net Increase (Decrease) in Shareholders’ Equity from Operations

Our net increase (decrease) in shareholders’ equity from operations (“net income” or “net loss”) for the three month periods ended September 30, 2012 and 2011 was net income of $29.5 million and net loss of $(1.2) million, respectively. The increase in our net income period over period was primarily driven by the recognition of net realized and unrealized gains related to our MBS investments in the current period as compared to the recognition of net realized and unrealized losses on our MBS investments in the corresponding period of the prior year. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was 4.25% for the three month period ended September 30, 2012 as compared to (0.31)% for the three month period ended September 30, 2011. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $0.7 million for the three month period ended September 30, 2012 as compared to $11.0 million for the three month period ended September 30, 2011. Net investment income consists of interest income less total expenses. The period-over-period decrease in net investment income was primarily due to higher expenses for the three months ended September 30, 2012, principally related to incentive fee expense incurred during the period.

Interest Income

Interest income was $15.4 million for the three month period ended September 30, 2012 as compared to $15.6 million for the three month period ended September 30, 2011. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The decline in interest income was related to two main factors. First the size of our Agency RMBS portfolio was slightly smaller as compared to one year ago and second, yields have declined rather steadily on Agency RMBS over the last year. Total interest income from our Agency RMBS was $4.1 million for the three months ended September 30, 2012 and $7.1 million for the three months ended September 30, 2011. The average holdings of our Agency RMBS portfolio for the three month period ending September 30, 2012 was approximately $600 million and the weighted average yield was 2.8%. For the three month period ended September 30, 2011, the average holdings of our Agency RMBS portfolio was approximately $766 million and the weighted average yield was 3.7%. Partially offsetting the decline in interest income from our Agency RMBS was an increase in interest income from our non-Agency MBS portfolio. For the three month periods ended September 30, 2012 and 2011, interest income on our non-Agency MBS portfolio was $11.3 million and $8.5 million, respectively, reflecting the increase in both the size and yield of this portfolio over the year. For the quarter ended September 30, 2012, interest income was positively impacted by the Company’s upward adjustment of its future housing price assumptions, which are used in the determination of the yields at which the Company accrues interest income on its investments. While this adjustment in assumptions increased the effective yields at which the Company accrued interest income on many of its investments during the quarter, total net income was not affected since all of the Company’s investments are marked to market through net income. On a more detailed level, to the extent that an increase in book yields causes an incremental increase in interest income during a reporting period for any investment, the amortized cost of such investment at the end of such reporting period is incrementally increased by the same amount, which, as a result of the mark-to-market process, leads to an exactly offsetting incremental decrease in the change in net unrealized gain (loss) on such investment. The adjustment in assumptions was made effective as of July 1, 2012 and was applied prospectively. The average size of the non-Agency MBS portfolio for the three months ended September 30, 2012 was approximately $444 million and the weighted average yield was approximately 10.1%, while for the three month period ended September 30, 2011 the average size of the non-Agency MBS portfolio was approximately $398 million and the weighted average yield was approximately 8.6%.

Base Management Fees

For the three month periods ended September 30, 2012 and 2011 the total base management fee incurred, which is based on shareholders’ equity at the end of each quarter, was $1.9 million and $1.4 million, respectively. The increase in the base management fee was the result of the year-over-year increase in shareholders’ equity, which resulted primarily from the completion of a public offering, as well as from the recognition of net income in excess of dividends paid during the three month period ended September 30, 2012.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos, securitized debt and interest on our counterparties’ cash collateral held by us. We had average borrowed funds under reverse repos of $737.4 million and $842.8 million for the three month periods ended September 30, 2012 and 2011, respectively. Despite the decrease in average borrowed funds, our total interest expense, inclusive of interest expense on securitized debt and our counterparties’ cash collateral held by us, increased to $1.9 million for the three month period ended September 30, 2012, from $1.6 million for the three month period ended September 30, 2011. Our total interest expense increased because our total weighted average cost of funds under our reverse repos increased to 1.01% for the three month period ended September 30, 2012, from 0.71% for the three month period ended September 30, 2011. Our weighted average cost of funds increased from the earlier period primarily because a greater portion of our borrowings outstanding were related to non-Agency MBS as compared to the earlier period. Borrowing costs for reverse repos related to non-Agency MBS are almost always higher than those related to Agency RMBS. For the three month period ended September 30, 2012, 33.6% of our average borrowings under reverse repos were related to non-Agency MBS, as compared to 24.3% for the comparable three month period ended September 30, 2011. Slightly higher rates of borrowing within each reverse repo category also contributed to the increase in overall interest expense.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the three month periods ended September 30, 2012 and 2011.

Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the Three Month Period Ended September 30, 2012	$489,511	$517	0.42%	0.24%	0.71%
For the Three Month Period Ended September 30, 2011	$638,310	$475	0.30%	0.21%	0.47%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Three Month Period Ended September 30, 2012	$247,859	$1,340	2.16%	0.24%	0.71%
For the Three Month Period Ended September 30, 2011	$204,537	$1,021	2.00%	0.21%	0.47%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Three Month Period Ended September 30, 2012	$737,370	$1,857	1.01%	0.24%	0.71%
For the Three Month Period Ended September 30, 2011	$842,847	$1,496	0.71%	0.21%	0.47%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the three month period ended September 30, 2012 was $9.5 million. No incentive fee was incurred for the three month period ended September 30, 2011. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expense, insurance expense and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the three month period ended September 30, 2012 were $1.4 million as compared to $1.6 million for the three month period ended September 30, 2011.

Net Realized and Unrealized Gains and Losses on Investments

During the three month period ended September 30, 2012, we had net realized and unrealized gains on investments of $34.7 million as compared to net realized and unrealized losses of $7.4 million for the three month period ended September 30, 2011. Prices of both Agency RMBS and non-Agency MBS increased during the three month period ended September 30, 2012. Net realized and unrealized gains on investments of $34.7 million for the three month period ended September 30, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities. For the three month period ended September 30, 2012, our TBAs were held on a net short basis and were used primarily to hedge interest rate and prepayment risk with respect to our Agency RMBS. Net gains on our non-Agency MBS and Agency RMBS were $40.2 million while net losses on our TBAs and U.S. Treasury securities were $5.4 million. Both our Agency RMBS and non-Agency MBS portfolios experienced valuation gains. Valuation gains were particularly notable for our non-Agency MBS, as that sector of the market experienced a significant rally as the housing market continued to exhibit signs of recovery and as demand increased for higher yielding fixed income assets. Meanwhile, the September 13, 2012 Fed announcement of another round of fiscal policy accommodation, including the purchase of Agency RMBS at the rate of $40 billion per month for the foreseeable future, drove Agency RMBS prices to historic highs.

Net realized and unrealized losses on investments of $7.4 million for the three month period ended September 30, 2011 resulted principally from net realized and unrealized losses on our non-Agency MBS, U.S. Treasury securities and our TBAs, partially offset by net realized and unrealized gains on our Agency RMBS.

Net Realized and Unrealized Losses on Financial Derivatives

During the three month period ended September 30, 2012, we had net realized and unrealized losses on our financial derivatives of $5.9 million as compared to net realized and unrealized losses of $4.7 million for the three month period ended September 30, 2011. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $5.9 million on our financial derivatives for the three month period ended September 30, 2012 resulted primarily from net losses of $2.4 million related to our interest rate derivatives and net losses of $3.5 million related to our credit hedges. The benchmark five-year swap rate declined over the course of the quarter, closing at 0.76% at September 30, 2012 as compared to 0.97% at June 30, 2012.

We recognized net realized and unrealized losses from our CDS on RMBS and CMBS indices in the amount of $3.0 million. Since these positions serve primarily as credit hedges for our long non-Agency MBS holdings, these losses were not unexpected given the price increases of credit-sensitive MBS during the quarter. We also recognized a loss of $0.7 million on CDS on corporate bond indices as that sector also rallied during the period. We view our CDS on corporate indices also as hedges on our long non-Agency MBS holdings, although less directly than CDS on RMBS and CMBS indices. These losses were partially offset by net realized and unrealized gains on our CDS on individual RMBS and total return swaps in the amount of $0.2 million. Our CDS on individual RMBS continue to run off, thereby reducing our notional outstanding.

Net realized and unrealized losses on our financial derivatives of $4.7 million for the three month period ended September 30, 2011 resulted principally from net realized and unrealized losses from our interest rate swaps of $17.9 million partially offset by net realized and unrealized gains on our CDS on RMBS and CMBS indices, CDS on individual RMBS and total return swaps of $12.9 million.

Results of Operations for the Nine Month Periods Ended September 30, 2012 and 2011

The table below presents the net increase in shareholders’ equity resulting from operations for the nine month periods ended September 30, 2012 and 2011.

	Nine Month Period Ended September 30,
(In thousands except per share amounts)	2012	2011
Investment income—Interest income	$47,203	$48,098
Expenses:
Base management fee	4,901	4,347
Incentive fee	11,802	612
Interest expense	5,760	4,773
Other operating expenses	4,226	4,717

Total expenses	26,689	14,449

Net investment income	20,514	33,649

Net realized and unrealized gain (loss) on investments	68,500	(23,770)
Net realized and unrealized loss on financial derivatives	(16,654)	(1,253)

Net increase in shareholders’ equity resulting from operations	$72,360	$8,626

Net increase in shareholders’ equity resulting from operations per share	$4.15	$0.51

Summary of Net Increase in Shareholders’ Equity from Operations

Our net increase in shareholders’ equity from operations (“net income”) for the nine month periods ended September 30, 2012 and 2011 was $72.4 million and $8.6 million, respectively. The increase in our net income period over period was primarily driven by the recognition of net realized and unrealized gains in our MBS investments for the current nine month period as compared to the recognition of net realized and unrealized losses in the corresponding period of the prior year. Total return based on changes in “net asset value” or “book value” for our common shares after incentive fee was 16.31% for the nine month period ended September 30, 2012 as compared to 1.94% for the nine month period ended September 30, 2011. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income

Net investment income was $20.5 million for the nine month period ended September 30, 2012 as compared to $33.6 million for the nine month period ended September 30, 2011. Net investment income consists of interest income less total expenses. The period-over-period decrease in net investment income was primarily due to higher expenses for the nine months ended September 30, 2012, primarily related to higher incentive fee expense in the period.

Interest Income

Interest income was $47.2 million for the nine month period ended September 30, 2012 as compared to $48.1 million for the nine month period ended September 30, 2011. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The decline in interest income for the nine month period ended September 30, 2012 as compared to the nine month period ended September 30, 2011 was principally driven by the decline in interest income from our Agency RMBS portfolio, which had decreased in both size and yield in the later period as compared to the earlier period. For the nine month period ended September 30, 2012, interest income was $16.7 million from Agency RMBS and for the nine month period ended September 30, 2011, interest income was $24.1 million. The decline in interest income from Agency RMBS was partially offset by an increase in interest income from non-Agency MBS, which grew in size in the later period as compared to the earlier period. For the nine months ended September 30, 2012, interest income from our non-Agency MBS portfolio was $30.3 million while for the same period in 2011, interest income was $23.9 million. For the nine months ended September 30, 2012, interest income was positively impacted by the Company’s upward adjustment of its future housing price assumptions, which are used in the determination of the yields at which the Company accrues interest income on its investments. While this adjustment in assumptions increased the effective yields at which the Company accrued interest income on many of its investments during the period, total net income was not affected since all of the Company’s investments are marked to market through net income. On a more detailed level, to the extent that an increase in book yields causes an incremental increase in interest income during a reporting period for any investment, the amortized cost of such investment at the end of such reporting period is incrementally increased by the same amount, which, as a result of the mark-to-market process, leads to an exactly offsetting incremental decrease in the change in net unrealized gain (loss) on such investment. The adjustment in assumptions was made effective as of July 1, 2012 and was applied prospectively.

Base Management Fees

For the nine month periods ended September 30, 2012 and 2011 base management fee incurred, which is based on shareholders’ equity at the end of each quarter, was $4.9 million and $4.3 million, respectively. The increase in the base management fee was the result of the increase in shareholders’ equity, year-over-year, which in turn resulted from the completion of a public offering in the three months ended September 30, 2012, as well as from the recognition of net income in excess of dividends paid.

Interest Expense

Interest expense includes interest on funds borrowed under reverse repos, securitized debt, and interest on our counterparties’ cash collateral held by us. We had average borrowed funds under reverse repos of $856.2 million and $864.8 million for the nine month periods ended September 30, 2012 and 2011, respectively. Our total interest expense, inclusive of interest expense on securitized debt and our counterparties’ cash collateral held by us, was $5.8 million for the nine month period ended September 30, 2012 as compared to $4.8 million for the nine month period ended September 30, 2011. Our total weighted average borrowing cost under our reverse repos was 0.86% for the nine month period ended September 30, 2012 as compared to 0.66% for the nine month period ended September 30, 2011. For the nine month period ended September 30, 2012, 27.5% of our average borrowings under reverse repos were related to our non-Agency MBS holdings. For the comparable nine month period ended September 30, 2011, 21.6% of our average borrowings were related to our non-Agency MBS holdings. This difference accounts for a portion of the increase in our weighted average borrowing costs in the nine month period ended September 30, 2012, since borrowing costs for reverse repos related to non-Agency MBS are almost always higher than those related to Agency RMBS. Slightly higher borrowing rates within each reverse repo category also contributed to the period-over-period increase in overall interest expense.

The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the nine month periods ended September 30, 2012 and 2011.

Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Nine Month Period Ended September 30, 2012	$620,639	$1,749	0.38%	0.24%	0.74%
For the Nine Month Period Ended September 30, 2011	$678,113	$1,531	0.30%	0.22%	0.45%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Nine Month Period Ended September 30, 2012	$235,520	$3,745	2.12%	0.24%	0.74%
For the Nine Month Period Ended September 30, 2011	$186,672	$2,773	1.98%	0.22%	0.45%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One- Month LIBOR	Average Six- Month LIBOR
For the Nine Month Period Ended September 30, 2012	$856,159	$5,494	0.86%	0.24%	0.74%
For the Nine Month Period Ended September 30, 2011	$864,785	$4,304	0.66%	0.22%	0.45%

Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the nine month period ended September 30, 2012 was $11.8 million as compared to $0.6 million for the nine month period ended September 30, 2011. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses

Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expense, insurance expense and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the nine month period ended September 30, 2012 were $4.2 million as compared to $4.7 million for the nine month period ended September 30, 2011. The decline in other operating expenses was primarily due to a reduction in professional fees.

Net Realized and Unrealized Gains and Losses on Investments

During the nine month period ended September 30, 2012, we had net realized and unrealized gains on investments of $68.5 million as compared to net realized and unrealized losses of $23.8 million for the nine month period ended September 30, 2011. Net realized and unrealized gains on investments of $68.5 million for the nine month period ended September 30, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities. For the nine month period ended September 30, 2012, our TBAs were held on a net short basis and were used primarily to hedge interest rate risk with respect to our Agency RMBS. Net gains on our non-Agency MBS and Agency RMBS were $85.9 million while net losses on our TBAs and U.S. Treasury securities were $17.5 million. Valuations of non-Agency MBS increased during the nine month period ended September 30, 2012, as many of the market dynamics reversed that had caused declines in valuations in 2011. Through 2012, the housing market has continued to exhibit signs of recovery and demand has increased for higher yielding fixed income assets such as non-Agency MBS. Agency RMBS have traded at all-time highs during the year as well. The September 13, 2012 Fed announcement of another round of fiscal policy accommodation, including the purchase of Agency RMBS at the rate of $40 billion per month for the foreseeable future, only added to the rally in Agency RMBS.

Net realized and unrealized losses on investments of $23.8 million for the nine month period ended September 30, 2011 resulted principally from net realized and unrealized losses on our non-Agency MBS, U.S. Treasury securities and our TBAs, partially offset by net realized and unrealized gains on our Agency RMBS.

Net Realized and Unrealized Losses on Financial Derivatives

During the nine month period ended September 30, 2012, we had net realized and unrealized losses on our financial derivatives of $16.7 million as compared to net realized and unrealized losses of $1.3 million for the nine month period ended September 30, 2011. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $16.7 million on our financial derivatives for the nine month period ended September 30, 2012 resulted primarily from net losses of $6.7 million related to our interest rate hedges and $9.9 million related to our credit hedges. The benchmark five-year swap rate was lower at 0.76% at September 30, 2012 as compared to 1.22% at December 31, 2011.

In connection with our credit hedges, we recognized net realized and unrealized losses from our CDS on RMBS and CMBS indices, total return swaps, and CDS on corporate bond indices in the amount of $12.7 million, partially offset by net realized and unrealized gains on our CDS on individual RMBS in the amount of $2.8 million. We exited certain of our CDS on individual RMBS contracts, while others ran off during the period. While the upward trend in non-Agency MBS prices had a positive impact on our non-Agency MBS investments during the nine month period ended September 30, 2012, this upward trend had a negative overall impact on our credit hedges.

Net realized and unrealized losses on our financial derivatives of $1.3 million for the nine month period ended September 30, 2011 resulted principally from net realized and unrealized losses from our interest rate swaps of $24.1 million partially offset by net realized and unrealized gains on our CDS on RMBS and CMBS indices, CDS on individual RMBS, and total return swaps of $22.9 million.

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

The following summarizes our borrowings under reverse repos:

	Reverse Repurchase Agreements
	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
(In thousands)
Nine Month Period Ended September 30, 2012	$856,159	$660,933
Nine Month Period Ended September 30, 2011	$864,785	$884,216

The following summarizes our borrowings under reverse repos by remaining maturity:

	As of September 30, 2012
Remaining Days to Maturity	Outstanding Borrowings	%
(In thousands)
30 Days or Less	$138,918	21.0%
31-60 Days	191,791	29.0%
61-90 Days	192,549	29.1%
91-120 Days	63,421	9.6%
121-150 Days	—	0.0%
151-180 Days	74,254	11.3%
181-360 Days	—	0.0%

	$660,933	100.0%

Reverse repos involving underlying investments that we sold prior to September 30, 2012, for settlement following September 30, 2012, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to September 30, 2012 for which delivery of the borrowed funds is not scheduled until after September 30, 2012.

Our borrowed funds outstanding as of the end of the nine month period ending September 30, 2012 was significantly lower than our average borrowed funds outstanding over the course of this nine month period. This was primarily the result of our net sales of Agency pools over the course of the nine month period, the sales proceeds from which were generally used to pay down Agency reverse repo borrowings. In addition, a portion of the net proceeds from our common share offering, which was completed towards the end of the nine month period, was also used, pending deployment in targeted assets, to pay down Agency reverse repo borrowings.

We expect to continue to borrow funds in the form of reverse repos as well as other similar types of financings. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association or, “SIFMA,” as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders. We also have entered into an “evergreen” repurchase agreement with one lender that provides for an original term of 180 days, and which is automatically extended every day for an additional day (so as to maintain a remaining term of 180 days) unless notified otherwise by the lender. The agreement is not based on the SIFMA form but its terms and conditions are similar to the terms and conditions of our other repurchase agreements including with respect to events of default and remedies upon default.

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

As of September 30, 2012 and December 31, 2011, we had $660.9 million and $896.2 million, respectively of borrowings outstanding under our reverse repos. As of September 30, 2012, the remaining terms on our reverse repos ranged from 2 to 180 days, with an average remaining term of 68 days. As of December 31, 2011, the remaining terms on our reverse repos ranged from 3 to 180 days, with an average remaining term of 33 days. Our borrowings were with a total of eleven counterparties as of September 30, 2012 and were with a total of nine counterparties as of December 31, 2011. At September 30, 2012 and December 31, 2011, we did not have an amount at risk under our reverse repos with a single counterparty greater than 10% of our shareholders’ equity. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of September 30, 2012 and December 31, 2011, our reverse repos had a weighted average borrowing rate of 1.07% and 0.82%, respectively. As of September 30, 2012, our reverse repos had interest rates ranging from 0.31% to 2.80%. As of December 31, 2011, our reverse repos had interest rates ranging from 0.08% to 2.56%. MBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $838.7 million and $1.1 billion as of September 30, 2012 and December 31, 2011, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Although we typically finance most of our holdings of Agency RMBS, as of September 30, 2012 and December 31, 2011, we held unencumbered Agency pools, on a settlement date basis, in the amount of $133.6 million and $27.4 million, respectively.

We held cash and cash equivalents of approximately $69.2 million and $62.7 million as of September 30, 2012 and December 31, 2011, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the nine month period ended September 30, 2012, we paid total dividends in the amount of $32.8 million related to net income attributable to the year ended December 31, 2011 and the six month period ended June 30, 2012. In November 2012, our Board of Directors approved a dividend related to the third quarter of 2012 in the amount of $0.70 per share, or approximately $14.6 million. This dividend is payable on December 17, 2012 to shareholders of record as of November 30, 2012. During the nine month period ended September 30, 2011, we paid total dividends in the amount of $35.6 million related to net income attributable to the year ended December 31, 2010 and the six month period ended June 30, 2011.

The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:

Nine Month Period Ended September 30, 2012:

	Dividend Per Share	Dividend Amount		Record Date	Payment Date
(In thousands except for per share amounts)
First Quarter	$0.70	$11,787		June 1, 2012	June 15, 2012
Second Quarter	$0.70	$14,244		August 31, 2012	September 17, 2012
Third Quarter	$0.70	$14,616	*	November 30, 2012	December 17, 2012

*	Estimated

Nine Month Period Ended September 30, 2011:

	Dividend Per Share	Dividend Amount	Record Date	Payment Date
(In thousands except for per share amounts)
First Quarter	$0.40	$6,757	June 1, 2011	June 15, 2011
Second Quarter	$0.40	$6,752	September 1, 2011	September 15, 2011
Third Quarter	$0.40	$6,747	December 1, 2011	December 15, 2011

Dividends are declared and paid on a quarterly basis in arrears.

For the nine month period ended September 30, 2012, our operating activities provided net cash in the amount of $185.3 million. Additionally, our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $235.3 million. We received net proceeds from the issuance of common shares of $87.8 million (after all offering costs). Additionally proceeds from the issuance of securitized debt provided net cash of $1.5 million. Thus our operating activities, when combined with our reverse repo, common share issuance, and securitized debt financings, provided net cash of $39.7 million for the nine month period ended September 30, 2012. In addition, we used $32.8 million to pay dividends and $0.2 million for other non-operating activity-related uses. As a result there was an increase in our cash holdings of $6.5 million from $62.7 million as of December 31, 2011 to $69.2 million as of September 30, 2012.

For the nine month period ended September 30, 2011, our operating activities used net cash of $64.2 million. Additionally our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $106.5 million. Thus our operating activities, when combined with our reverse repo financing activities, provided net cash of $42.2 million for the nine month period ended September 30, 2011. Of this $42.2 million, we used $35.6 million to pay dividends and $0.8 million for other non-operating activity-related uses, with the remaining $5.8 million serving to increase our cash holdings from $35.8 million as of December 31, 2010 to $41.6 million as of September 30, 2011.

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

As of September 30, 2012, we had an aggregate amount at risk under our reverse repos with eleven counterparties of approximately $181.7 million and as of December 31, 2011, we had an aggregate amount at risk under our reverse repos with nine counterparties of approximately $169.7 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2012 and December 31, 2011 does not include approximately $1.4 million and $2.6 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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

As of September 30, 2012, we had an aggregate amount at risk under our derivative contracts with eight counterparties of approximately $15.1 million. As of December 31, 2011, we had an aggregate amount at risk under our derivatives contracts with seven counterparties of approximately $10.8 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities and Shareholders’ Equity includes, at September 30, 2012 and December 31, 2011 collateral posted by the Company and held by a third party custodian in the amount of approximately $9.5 million and $9.6 million, respectively.

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

As of September 30, 2012, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.5 million. As of December 31, 2011, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.6 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

The primary components of our market risk at September 30, 2012 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

Credit Risk

We are subject to credit risk in connection with many of our assets, especially our non-Agency MBS. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes, and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk.

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

Prepayment Risk

Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. In the current record low interest rate environment, one might typically expect record high prepayment rates; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, and with such a large proportion of borrowers currently “underwater” on their mortgage loans, the current level of prepayments is not nearly what would otherwise be expected. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment risk has been heightened by the Federal Reserve’s stated commitment to keep interest rates low in order to spur increased growth in the U.S. economy. Mortgage rates are currently at historic lows and it appears likely that refinancings will increase over the near to medium term.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates, or certain deep discount floating rate RMBS, which benefit from rising interest rates. We selectively hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from certain non-Agency MBS positions.

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2012, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in Value for a Decrease in Interest Rates by		Estimated Change in Value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$2,835	$5,018	$(3,487)	$(7,627)
Non-Agency RMBS, CMBS, and Commercial Mortgage Loans	6,397	13,104	(6,088)	(11,867)
U.S. Treasury Securities, Interest Rate Swaps, and Eurodollar Futures	(6,412)	(13,057)	6,178	12,122
Mortgage-Related Derivatives	(626)	(1,463)	415	618
Repurchase Agreements and Reverse Repurchase Agreements	(369)	(463)	439	878

Total	$1,825	$3,139	$(2,543)	$(5,876)

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

The above analysis utilizes assumptions and estimates based on management’s judgment and experience and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2012 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “Special Note Regarding Forward-Looking Statements.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

On September 12, 2012, we granted 1,782 LTIP units to Thomas Robards, 1,782 LTIP units to Ronald I. Simon, Ph.D., and 1,782 LTIP units to Edward Resendez as compensation for serving as directors. These grants were made pursuant to our 2007 Individual Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(2) of the Securities Act.

On October 1, 2012, we issued 1,250 common shares in exchange for LTIP units held by one of our directors. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

On November 2, 2012, we issued 42,162 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

Item 6.	Exhibits

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**	The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELLINGTON FINANCIAL LLC.

Date: November 8, 2012	By:	/s/ Laurence Penn
Laurence Penn Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Lisa Mumford
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2	First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**	The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.