Form 10-K
period 2012-12-31
Ellington Financial LLC
filed 2013-03-15
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will no be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filers” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $280,976,784 based on the closing price as reported on the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 8, 2013: 20,403,723
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2013 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

ELLINGTON FINANCIAL LLC

PART I
Item 1. Business
Except where the context suggests otherwise, “EFC,” “we,” “us,” and “our” refer to Ellington Financial LLC and its subsidiaries, our “Manager” refers to Ellington Financial Management LLC, our external manager, and “Ellington” refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and “Manager Group” refers collectively to Ellington and its principals (including family trusts established by its principals) and entities in which 100% of the interests are beneficially owned by the foregoing. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “continue,” “intend,” “should,” “would,” “could,” “goal,” “objective,” “will,” “may,” “seek,” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
Ellington Financial LLC is a specialty finance company formed in August 2007 that specializes in acquiring and managing mortgage-related assets. Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted assets currently include:

•	residential mortgage-backed securities, or “RMBS,” backed by prime jumbo, Alternative A-paper, or “Alt-A,” manufactured housing and subprime residential mortgage loans, or “non-Agency RMBS”;

•	RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity, or “Agency RMBS”;

•	mortgage-related derivatives;

•	commercial mortgage-backed securities, or “CMBS,” commercial mortgage loans and other commercial real estate debt;

•	Asset-backed securities, or “ABS,” backed by consumer and commercial assets;

•	corporate debt and equity securities and derivatives.
We also may opportunistically acquire and manage other types of mortgage-related assets and financial assets, such as residential whole mortgage loans, non-mortgage-related derivatives, and real property.
We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.
Effective January 1, 2013, we conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, our operating partnership subsidiary (the “Operating Partnership”). See Note 13 of the notes to our consolidated financial statements.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with an 18-year history of investing in a broad spectrum of mortgage-backed securities, or “MBS,” and related derivatives.
The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and a member of our Board of Directors; Laurence Penn, Vice Chairman of Ellington, who serves as our Chief Executive Officer and President and a member of our Board of Directors; Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer; Lisa Mumford, who serves as our dedicated Chief Financial Officer; and Daniel Margolis, General Counsel of Ellington, who serves as our Secretary. Each of these individuals is an officer of our Manager. We currently do not have any employees.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington’s highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. Ellington’s analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible trends and develops financial models used to support the investment and risk management process. In addition, throughout Ellington’s 18-year history of investing in MBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. In addition, our Manager provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington’s finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2012, Ellington employed over 100 employees and had assets under management of approximately $4.9 billion, of which approximately $3.9 billion comprised our company and various alternative investment vehicles, including hedge funds and various private accounts, and of which approximately $1.1 billion comprised accounts with more traditional mandates.
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

•	acquiring CMBS, commercial mortgage loans, and other commercial real estate debt instruments;

•	opportunistically entering into and managing a portfolio of mortgage-related derivatives;

•
opportunistically acquiring and managing other mortgage-related and financial assets, such as residential whole mortgage loans, ABS backed by consumer or commercial assets, and non-mortgage-related derivatives;

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
Ellington’s investment philosophy revolves around the pursuit of value across various types of MBS and related assets. Ellington seeks investments across a wide range of MBS sectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. By rotating between and allocating among various sectors of the MBS markets and adjusting the extent to which it hedges, Ellington believes that it is able to capitalize on the disparities between these sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns for its investors. Disparities between MBS sectors vary from time to time and are driven by a combination of factors. For example, as various MBS sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington’s performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between MBS sectors may also be driven by differences in collateral performance (for example, subprime loans originated before 2005 have generally performed better than subprime loans originated between 2005 and 2007) and in the structure of particular investments (for example, in the timing of cash flow or the level of credit enhancement), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive, risk-adjusted total returns across market cycles.
Ellington’s continued emphasis on and development of proprietary MBS credit, interest rate, and prepayment models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing, especially in MBS. Our Manager uses Ellington’s proprietary models to identify attractive assets, value these assets, monitor, and forecast the performance of these assets, and opportunistically hedge our credit and interest rate risk. We leverage these skills and resources to seek to meet our objectives.
We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington’s investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading, and hedging complex MBS. Furthermore, we believe that Ellington’s extensive experience in buying, selling, analyzing and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.
We also employ a wide variety of hedging instruments and derivative contracts. See “-Risk Management.”

Our Targeted Asset Classes
Our targeted asset classes currently include:

Asset Class		Principal Assets
Non-Agency RMBS	•	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	•	RMBS backed by fixed rate mortgages, ARMs, Option-ARMs, and Hybrid ARMs;
	•	RMBS backed by first lien and second lien mortgages;
	•	Investment grade and non-investment grade securities;
	•	Senior and subordinated securities; and
	•	Interest only securities, or “IOs,” principal only securities, or “POs,” inverse interest only securities, or “IIOs,” and inverse floaters.

Agency RMBS	•	Whole pool pass-through certificates;
	•	Partial pool pass-through certificates;
	•	Agency collateralized mortgage obligations, or “CMOs,” including IOs; and
	•	To-Be-Announced mortgage pass-through certificates, or “TBAs.”

Mortgage-Related Derivatives	•	Credit default swaps on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	•	Other mortgage-related derivatives.

CMBS and Commercial Mortgage Loans	•	CMBS; and
	•	Commercial mortgages and other commercial real estate debt.

Corporate Debt and Equity Securities and Derivatives	•	Credit default swaps on corporations or on corporate indices;
	•	Corporate debt or equity securities; and
	•	Options or total return swaps on corporate equity or on corporate equity indices.

Other	•	Residential whole mortgage loans;
	•	ABS backed by consumer or commercial assets, including collateralized debt obligations, or “CDOs,” and collateralized loan obligations, or “CLOs”;
	•	Other non-mortgage-related derivatives; and
	•	Real estate including single and multi-family residential properties.

The following briefly discusses the principal types of assets we purchase.
Non-Agency RMBS
We acquire non-Agency RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans. Our non-Agency RMBS holdings can include investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes.
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

Agency RMBS
Our assets in this asset class consist primarily of whole pool (and to a lesser extent, partial pool) pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, and which are backed by ARMs, hybrid ARMs, or fixed-rate mortgages. In addition to investing in pass-through certificates which are backed by traditional mortgages, we have also invested in Agency RMBS backed by reverse mortgages. Reverse mortgages are mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Mortgage pass-through certificates are securities representing undivided interests in pools of mortgage loans secured by real property where payments of both interest and principal, plus prepaid principal, on the securities are made monthly to holders of the security, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Whole pool pass-through certificates are mortgage pass-through certificates that represent the entire ownership of (as opposed to merely a partial undivided interest in) a pool of mortgage loans.
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
Mortgage-Related Derivatives
We take long and short positions in various mortgage-related derivative instruments, including credit default swaps. A credit default swap is a credit derivative contract in which one party (the protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (the protection seller) in return for compensation for default (or similar credit event) by a reference entity. In this case, the reference entity can be an individual MBS or an index of several MBS, such as an ABX, PrimeX or CMBX Index. Payments from the protection seller to the protection buyer typically occur if a credit event takes place; a credit event may be triggered by, among other things, the reference entity’s failure to pay its principal obligations or a severe ratings downgrade of the reference entity.
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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
Commercial mortgage loans are loans secured by liens on commercial properties, including retail, office, industrial, hotel, and multifamily properties. Loans may be fixed or floating rate and will generally range from two to ten years. Commercial real estate debt typically limits the borrower’s right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
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
Commercial mortgage loans are sometimes made for the acquisition, renovation, or redevelopment of a property. These loans are typically shorter term loans, or “bridge loans.” We may also acquire non-performing commercial mortgage loans.
Corporate Debt and Equity Securities and Derivatives
For hedging purposes, we may take short positions in corporate debt and equity (including indices on corporate debt and equity) by entering into derivative contracts such as credit default swaps, total return swaps, and options. These are generally not hedges against risks that are directly related to specific corporate entities. Rather, these hedges reference corporations (such as financial institutions that have substantial mortgage-related exposure) or indices whose performance we believe may have a reasonable degree of correlation with the performance of our portfolio. Given this correlation, a short position with respect to such corporations or indices provides a hedge to our portfolio of MBS as a whole.
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
Other Assets
We also may from time to time opportunistically acquire other mortgage-related and financial assets that may include, among others: residential whole mortgage loans, ABS backed by consumer and commercial assets, and real property.

Our Portfolio
As of December 31, 2012, our investment portfolio consisted of the following:
(In thousands)

Asset Class	Cost/(Proceeds)	Fair Value	Fair Value as a Percentage of Shareholders’ Equity
Non-Agency MBS and Commercial mortgage loans:
Non-Agency RMBS	$486,132	$528,366	104.35%
Non-Agency CMBS and Commercial mortgage loans	32,078	28,873	5.70%
Agency RMBS:
Agency RMBS - other than TBAs	766,364	774,267	152.91%
Agency RMBS - TBAs	43,579	43,610	8.61%
Agency RMBS - TBAs Sold Short	(607,967)	(608,720)	(120.22)%
Repurchase Agreements	13,650	13,650	2.70%
U.S. Treasury Securities Sold Short	(13,081)	(13,581)	(2.68)%
Total	$720,755	$766,465	151.37%

As of December 31, 2012, our derivatives portfolio consisted of the following:
(In thousands)

Asset Class	Notional Value	Fair Value	Fair Value as a Percentage of Shareholders’ Equity
Long Positions:
Credit Default Swaps on Asset-Backed Indices(1)	$40,216	$(11,986)	(2.37)%
Interest Rate Swaps(2)	2,500	(32)	(0.01)%
Short Positions:
Credit Default Swaps on Asset-Backed Indices(3)	(74,621)	10,986	2.17%
Credit Default Swaps on Asset-Backed Securities(3)	(45,121)	36,030	7.12%
Credit Default Swaps on Corporate Bond Indices(3)	(67,500)	(484)	(0.10)%
Interest Rate Swaps(4)	(238,900)	(1,087)	(0.21)%
Total Return Swaps(5)	(18,737)	(65)	(0.01)%
Eurodollar Futures(6)	(63,000)	(70)	(0.01)%
Total	$(465,163)	$33,292	6.58%

(1)	Long positions using credit default swaps represent transactions where the Company sold protection to the counterparty.

(2)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(3)	Short positions using credit default swaps represent transactions where the Company purchased protection from a counterparty.

(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(5)	Notional value represents the number of underlying shares or par value times the closing price of the underlying security.

(6)	Every $1,000,000 in notional value represents one contract.

The table below shows the credit rating categories from Moody’s, Standard and Poor’s, or Fitch Rating Ltd., for our long investment portfolio as of December 31, 2012, excluding IOs, POs, and other similar securities with an aggregate fair value of $10.1 million, but including our long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae, including TBAs. Ratings tend to be a lagging credit indicator; as a result, the credit quality of our long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used.
(In thousands)

Ratings Description	Current Principal	Fair Value	Average Price	Fair Value as a Percentage of Shareholders’ Equity
Unrated but Agency-Guaranteed	$753,492	$811,233	$107.66	160.21%
Aaa/AAA/AAA	59	58	97.00	0.01%
Aa/AA/AA	1,604	1,299	81.00	0.26%
A/A/A	6,708	5,181	77.23	1.02%
Baa/BBB/BBB	23,510	18,732	79.67	3.70%
Ba/BB/BB and below	812,850	517,664	63.69	102.23%
Unrated	15,814	10,820	68.42	2.14%
Investment Process
Our investment process benefits from the resources and professionals of our Manager and Ellington. The process is managed by an investment and risk management committee, which includes the following three officers of our Manager: Messrs. Vranos, Penn, and Tecotzky. These officers of our Manager also serve as our Co-Chief Investment Officer; Chief Executive Officer; and Co-Chief Investment Officer, respectively. The investment and risk management committee operates under investment guidelines and meets periodically to develop a set of preferences for the composition of our portfolio. The primary focus of the investment and risk management committee, as it relates to us, is to review and approve our investment policies and our portfolio holdings and related compliance with our investment policies and guidelines. The investment and risk management committee has authority delegated by our Board of Directors to authorize transactions consistent with our investment guidelines. Any transactions deviating in a material way from these guidelines must be approved by our Board of Directors.
Ellington has a focused investment team for each of our targeted asset classes. Each team evaluates acquisition opportunities consistent with the guidelines developed and maintained by our Manager’s investment and risk management committee. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing, and hedging, each as appropriate, to seek attractive total returns commensurate with our risk tolerance. We also screen and monitor all potential assets to determine their impact on maintaining our exclusion from regulation as an investment company under the Investment Company Act and our qualification as a partnership for U.S. federal income tax purposes.
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
Credit Risk Hedging
We enter into short positions using credit default swaps to protect against adverse credit events with respect to our non-Agency MBS. We may use credit default swaps to hedge non-Agency MBS credit risk by buying protection on a single non-Agency MBS or by buying protection on a basket of non-Agency MBS assets. We may also enter into credit default swaps on the ABX, PrimeX, or CMBX indices. We also enter into derivative contracts for hedging purposes referencing the unsecured corporate credit, or the equity of, certain corporations.

Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies to mitigate such risks. The interest rate hedging instruments that we use and may use in the future include, without limitation:

•	U.S. Treasury securities;

•	TBAs;

•	interest rate swaps (including, floating-to-fixed, fixed-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);

•	swaptions, caps, floors, and other derivatives on interest rates;

•	futures and forward contracts; and

•	options on any of the foregoing.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. As of December 31, 2012, our debt financings consisted almost exclusively of reverse repurchase agreements, or “reverse repos.” Currently, the majority of our reverse repos are collateralized by Agency RMBS; however, we also have reverse repo borrowings that are collateralized by non-Agency holdings, including U.S. Treasury Securities. In a reverse repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, reverse repos are generally accounted for as debt secured by the underlying assets. During the term of a reverse repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our reverse repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our reverse repo arrangements are typically documented under the Securities Industry and Financial Markets Association’s, or “SIFMA’s,” standard form Master Repurchase Agreement, with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. Given daily market volatility, we and our repo counterparties are required to post additional margin collateral to each other from time to time as part of the normal course of our business. Our reverse repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty. As of December 31, 2012, we had approximately $905.7 million outstanding on reverse repos with ten counterparties. We also had financing through a small resecuritization transaction where the outstanding borrowing was $1.3 million at December 31, 2012. These borrowings were the only debt financings we had outstanding as of December 31, 2012, and, given that we had approximately $506.4 million of shareholders’ equity as of December 31, 2012, our debt-to-equity ratio was 1.79 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
We may utilize other types of borrowings in the future, including term facilities or other more complex financing structures. We may also take advantage of available borrowings, if any, under financing programs established from time to time by the Federal Government. We also may raise capital by issuing debt securities, preferred or common shares, warrants, or other securities.

Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our investment policies require no minimum or maximum leverage and our Manager’s investment and risk management committee will have the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio.
Management Agreement
We entered into a management agreement with our Manager upon our inception in August 2007, pursuant to which our Manager provides for the day-to-day management of our operations.
The management agreement, which was most recently amended and restated effective January 1, 2013, requires our Manager to manage our assets, operations, and affairs in conformity with the policies and the investment guidelines that are approved and monitored by our Board of Directors. Our Manager is under the supervision and direction of our Board of Directors. Our Manager is responsible for:

•	the selection, purchase and sale of assets in our portfolio;

•	our financing activities;

•	providing us with advisory services; and

•	providing us with a management team, inclusive of a dedicated Chief Financial Officer and appropriate support personnel as necessary.
Our Manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to the management, operation, and administration of our assets and liabilities, and business as may be appropriate.
Under the management agreement, we pay our Manager a management fee quarterly in arrears, which includes a “base” component and an “incentive” component, and we reimburse certain expenses of our Manager. Effective January 1, 2013, we entered into a Fourth Amended and Restated Management Agreement with our Manager, which replaces and supersedes the Third Amended and Restated Management Agreement dated August 2, 2011. The Fourth Amended and Restated Management Agreement was adopted and executed for the primary purpose of making our operating partnership subsidiary a party to the management agreement and to cause, effective for all fiscal quarters beginning on or after January 1, 2013, base management fees and incentive fees to be calculated at the Operating Partnership level (as opposed to at the Company level).
Although we have not done so to date, if we invest at issuance in the equity of any CDO that is managed, structured, or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination or structuring fees, the base management and incentive fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion of any such related management, origination, or structuring fees.
The management agreement provides that 10% of each incentive fee payable to our Manager is to be paid in common shares, with the balance paid in cash; provided, however, that our Manager may, in its sole discretion, elect to receive a greater percentage of any incentive fee in the form of common shares by providing our Board of Directors with written notice of its election to receive a greater percentage of its incentive fee in common shares before the first day of the last calendar month in the quarter to which such incentive fee relates. Our management agreement further provides that our Manager may not elect to receive common shares as payment of its incentive fee, other than in accordance with all applicable securities exchange rules and securities laws (including prohibitions on insider trading). The number of our common shares to be received by our Manager is based on the fair market price of those common shares, which is determined based on the average of the closing prices of our common shares on the NYSE during the last calendar month of the quarter to which such incentive fee relates. Common shares delivered as payment of the incentive fee are immediately vested, provided that our Manager has agreed not to sell such common shares prior to one year after the date they are issued to our Manager, provided further, however, that this transfer restriction will lapse if the management agreement is terminated.

Base Management Fees, Incentive Fees and Reimbursement of Expenses
Base Management Fees
Periods prior to January 1, 2013 — Under the previous management agreement, we paid our Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum of our shareholders’ equity (calculated in accordance with U.S Generally Accepted Accounting Principles, or “U.S. GAAP,” as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter), provided that shareholders’ equity is adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors, and approval by a majority of our independent directors in the case of non-cash charges.
Periods after January 1, 2013 — Under the current management agreement, the Operating Partnership pays our Manager the same base management fee described above for the periods prior to January 1, 2013, except that shareholder’s equity is defined as the members’ equity of the Operating Partnership.
Incentive Fees
Periods prior to January 1, 2013 — In addition to the base management fee, with respect to each fiscal quarter we paid our Manager an incentive fee equal to the excess, if any, of (i) the product of (A) 25% and (B) the excess of (1) our Adjusted Net Income (described below) for the Incentive Calculation Period (which means such fiscal quarter and the immediately preceding three fiscal quarters) over (2) the sum of the Hurdle Amounts (described below) for the Incentive Calculation Period, over (ii) the sum of the incentive fees already paid or payable for each fiscal quarter in the Incentive Calculation Period preceding such fiscal quarter.
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
For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter was calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) our net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter (or such equivalent U.S. GAAP measures as may be appropriate depending on the basis of presentation of our consolidated financial statements), as the case may be, calculated in accordance with U.S. GAAP, adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.
For purposes of calculating the incentive fee, the “Hurdle Amount” meant, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the ten-year Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all our common share issuances (excluding issuances of our common shares (a) as equity incentive awards, (b) to our Manager as part of its base management fee or incentive fee and (c) to our Manager or any of its affiliates in privately negotiated transactions) up to the end of such fiscal quarter (with each such issuance weighted by both the number of shares issued in such issuance and the number of days that such issued shares were outstanding during such fiscal quarter) and (B) the result obtained by dividing (I) retained earnings attributable to our common shares at the beginning of such fiscal quarter by (II) the average number of our common shares outstanding for each day during such fiscal quarter, and (iii) the average number of our common shares and Long-Term Incentive Plan Units, “LTIP Units,” outstanding for each day during such fiscal quarter.
Periods after January 1, 2013 — Under the current management agreement, our Operating Partnership pays our Manager the same incentive fee described immediately above, except that:

•
Adjusted Net Income and Loss Carryforward are determined by reference to the net increase in members’ equity resulting from operations of the Operating Partnership, as opposed to by reference to the net increase in our shareholders’ equity;

•
Hurdle Amount is determined by reference to the sum of the average number of our common shares and LTIP Units outstanding and the average number of partnership units in our Operating Partnership (“Operating Partnership Units”) and LTIP Units in our Operating Partnership (“Operating Partnership LTIP Units”) (other than Operating Partnership Units and Operating Partnership LTIP Units held by us) outstanding, as opposed to by reference only to the average number of our common shares and LTIP Units outstanding; and

•
Hurdle Price Per Share is determined: (i) by reference to both our common share issuances and Operating Partnership Unit issuances (other than Operating Partnership Units issued to us), as opposed to by reference only to our common share issuances, and (ii) by reference to the ratio of retained earnings attributable to both our common shares and Operating Partnership Units (other than Operating Partnership Units held by us) to the average number of our common shares and Operating Partnership Units (other than Operating Partnership Units held by us) outstanding, as opposed to by reference to the ratio of retained earnings attributable only to our common shares to the average number of our common shares outstanding.

Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager’s employees and other related expenses, other than the costs incurred by our Manager for a dedicated Chief Financial Officer, dedicated controller, an in-house legal counsel, and certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives as approved by the Board of Directors (provided that the costs for any time spent by such in-house legal counsel or internal audit staff on matters unrelated to the Company will not be borne by the Company). In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.
Term and Termination
The management agreement has a current term that expires on December 31, 2013, and will automatically renew for a one year term each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors will review our Manager’s performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the base management and incentive fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
Our Manager may terminate the management agreement effective upon 60 days prior written notice of termination to us in the event that we default in the performance or observance of any material term, condition or covenant in the management agreement and the default continues for a period of 30 days after written notice to us specifying the default and requesting that the default be remedied in such 30-day period. In the event our Manager terminates the management agreement due to our default in the performance or observance of any material term, condition or covenant in the management agreement, we will be required to pay our Manager the termination fee. Our Manager may also terminate the management agreement in the event we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately prior to such event; provided, however, that in the case of such termination, if our Manager was not at fault for our becoming regulated as an investment company under the Investment Company Act, we will be required to pay a termination fee.
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy. As of December 31, 2012, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that have assets under management of approximately $4.4 billion (excluding our assets but including $1.1 billion of accounts with more traditional mandates). Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington’s written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington’s other accounts in all such opportunities. Ellington’s investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington’s investment allocation procedures and policies.
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
Competition
In acquiring our assets, we compete with mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets and establish more relationships than us.
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

We believe we and our Operating Partnership, will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.
The 40% Test limits the types of businesses in which we may engage either directly or through our subsidiaries. EF Mortgage LLC, a wholly-owned subsidiary of our Operating Partnership, relies on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act. EF Mortgage LLC, in turn, has a wholly-owned subsidiary, EF CMO LLC, which invests in mortgage-related securities and relies on Section 3(c)(7) of the Investment Company Act. EF Mortgage LLC treats its investment in EF CMO LLC as a real estate-related asset for purposes of its own exclusion under Section 3(c)(5)(C). EF Securities LLC, another wholly-owned subsidiary of our Operating Partnership, owns securities, including various kinds of mortgage-related securities and relies on the exemption provided by Section 3(c)(7) of the Investment Company Act; therefore, we treat securities that we own and that were issued by EF Securities LLC as “investment securities” and are required to keep the value of these securities, together with any other investment securities we own, below 40% of our total assets (excluding U.S. Government securities and cash) on an unconsolidated basis. Any subsidiaries we may form in the future may not be majority-owned or wholly-owned by us or our operating partnership or might rely on the exemption provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, in which case we would treat securities that we own and that were issued by these types of subsidiaries as “investment securities” and be required to keep the value of these securities, together with the value of the investment in EF Securities LLC and any other investment securities we own, below 40% of our total assets (excluding U.S. Government securities and cash) on an unconsolidated basis. Section 3(c)(5)(C), the Investment Company Act exclusion upon which EF Mortgage LLC relies, is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets consist of qualifying real estate assets and at least 80% of the entity’s assets consist of either qualifying real estate assets or real estate-related assets. Qualifying real estate assets for this purpose include mortgage loans, whole pool Agency pass-through certificates and other assets that the SEC staff has determined in various no-action letters are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets RMBS that do not satisfy the conditions set forth in those SEC staff no-action letters. In classifying the assets held by EF Mortgage LLC as qualifying real estate assets or real estate-related assets, we also will rely on any other guidance published by the SEC staff or on our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
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
If we or our subsidiaries were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the restrictions imposed by the Investment Company Act would require us to make material changes to our strategy which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders. Accordingly, to avoid that result, we may be required to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model and our ability to make distributions. See “Risk Factors-Maintenance of our exclusion from registration under the Investment Company Act imposes significant limitations on our operations.”
Investment Advisers Act of 1940
Both Ellington and our Manager are registered as investment advisers under the Investment Advisers Act of 1940 and are subject to the regulatory oversight of the Investment Management Division of the SEC.
Staffing
All of our executive officers, including our dedicated Chief Financial Officer and controller, and our partially dedicated in-house legal counsel and internal audit staff are employees of Ellington or one or more of its affiliates. See “-Management Agreement” above.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets and the economy in general including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage market in the U.S. has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, and insurance companies have announced extensive losses from exposure to the residential mortgage market. These factors have impacted investor perception of the risk associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced significant volatility.
In the aftermath of the financial crisis, homeowner access to residential mortgage loans has been substantially limited. Lending standards have become significantly more stringent than in past periods, and access to many mortgage products has been severely curtailed or eliminated. This financing limitation has had an impact on new demand for homes, has lowered homeownership rates and is weighing heavily on home price performance. There is a strong correlation between home price depreciation and mortgage loan delinquencies. Any deterioration of the mortgage market and investor perception of the risks associated with RMBS, residential mortgage loans, real estate-related securities and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the Federal Government, may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Fannie Mae and Freddie Mac are government sponsored enterprises, or “GSEs,” but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration, or “FHA,” or guaranteed by the Department of Veterans Affairs, or “VA,” is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.
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
In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Treasury, or the “Treasury,” and FHFA entered into preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury ensures that each of Fannie Mae and Freddie Mac maintains a positive net worth through 2012; (ii) the U.S. Treasury established a secure lending credit facility for Fannie Mae, Freddie Mac, and the FHFA to serve as a liquidity backup; and (iii) the U.S. Treasury initiated a program to purchase RMBS issued by Fannie Mae and Freddie Mac. In August 2012, the Treasury announced a set of modifications to its preferred stock agreements with the FHFA, with a goal of expediting the wind down of Fannie Mae and Freddie Mac. The revised agreements replace the 10% dividend payments made to the Treasury with a sweep of all profits from Fannie Mae and Freddie Mac going forward. These agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency securities portfolios (they must be reduced by at least 15% each year until their respective mortgage assets reach $250 billion).
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
In the second half of 2008, the Federal Government, through the Treasury, FHA and the Federal Deposit Insurance Corporation, or “FDIC,” commenced implementation of programs designed to provide homeowners with assistance in avoiding foreclosure. The programs involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. Extension and expansion of these programs and adoption of new mortgage loan modification programs have been regularly discussed as part of the ongoing debate regarding the country’s housing market including most recently as part of President Obama’s “Blueprint for an America Built to Last” announced as part of his January 2012 State of the Union address. It is likely that loan modifications would result in interest rate reductions or principal reductions on the mortgage loans that back our RMBS. However, it is also likely that loan modifications would result in increased prepayments on some RMBS. See below “-Prepayment rates can change, adversely affecting the performance of our assets,” for information relating to the impact of prepayments on our business.
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
Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their mortgage loans. In periods following home price declines, “strategic defaults” (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent.
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
Many, if not most, of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). These underwriting guidelines were more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines were represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines were in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that were underwritten pursuant to less stringent or looser underwriting guidelines, or that were poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults and foreclosures than those experienced by mortgage loans that were underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A and subprime mortgage loans, the performance of RMBS backed by Alt-A and subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.
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
The values of some of the assets in our portfolio are not readily determinable. We value these assets quarterly at fair value, as determined in good faith by our Manager, subject to the oversight of our Manager’s valuation committee. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Manager’s determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we do not obtain third party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income through recording unrealized appreciation or depreciation of our investments and derivative transactions, and so our Manager’s determination of fair value has a material impact on our net income.
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
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS, and we will depend on similar services should we acquire pools of whole mortgage loans. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. Our mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the Federal Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loan. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage services to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers do not perform as expected, our business, financial condition and results of operations and ability to make distributions to our shareholders may be materially adversely affected.
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
Certain securities that we acquire are deemed by rating companies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more “senior” securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities (“first loss securities”) absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, as are the risks associated with possible changes in the market’s perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, these securities may experience significant price and performance volatility relative to more senior securities and they are subject to greater risk of loss than more senior securities which, if realized, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
Investments in second lien mortgage loans could subject us to increased risk of losses.
We may invest in second lien mortgage loans or RMBS backed by such loans. If a borrower defaults on a second lien mortgage loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan), or in the event of a borrower bankruptcy, such loan will be satisfied only after all senior debt is paid in full. As a result, if we invest in second lien mortgage loans and the borrower defaults, we may lose all or a significant part of our investment.
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
Our RMBS investments, especially most fixed-rate RMBS and most RMBS backed by fixed-rate mortgage loans, decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by ARMs, increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our reverse repo borrowings. See “-Interest rate mismatches between our assets and any borrowings used to fund purchases of our assets may reduce our income during periods of changing interest rates.”

An increase in interest rates may cause a decrease in the volume of certain of our target assets, which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to generate income and pay dividends.
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be materially and adversely affected.
Interest rate caps on the ARMS and hybrid ARMS that back our RMBS may reduce our net interest margin during periods of rising interest rates.
ARMs and hybrid ARMS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, our financing costs could increase without limitation while caps could limit the interest we earn on the ARMs and hybrid ARMs that back our RMBS. This problem is magnified for ARMs and hybrid ARMs that are not fully indexed because such periodic interest rate caps prevent the coupon on the security from fully reaching the specified rate in one reset. Further, some ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on RMBS backed by ARMs and hybrid ARMs than necessary to pay interest on our related borrowings. Interest rate caps on RMBS backed by ARMs and hybrid ARMs could reduce our net interest margin if interest rates were to increase beyond the level of the caps, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
Whole mortgage loans, including subprime residential mortgage loans and non-performing and sub-performing residential and commercial mortgage loans, are subject to increased risks.
We may acquire and manage whole mortgage loans. Whole mortgage loans, including subprime mortgage loans and non-performing and sub-performing mortgage loans, are subject to increased risks of loss. Unlike Agency MBS, whole mortgage loans generally are not guaranteed by the Federal Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of MBS. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
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

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition, and design;

•	new construction of competitive properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates, and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest, and civil disturbances.
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
With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificateholder” or a “controlling class representative,” which is generally appointed by the holders of the most subordinate class of CMBS in such series. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. For further discussion of the risks of our reliance on special servicers, see above “-We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans we may purchase. Such loss mitigation efforts may be unsuccessful or not cost effective.”
Our real estate assets and our real-estate-related assets (including mortgage loans and MBS) are subject to the risks associated with real property.
We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	continued declines in the value of real estate;

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	potential liabilities for other legal actions related to property ownership including tort claims; and

•	the potential for uninsured or under-insured property losses.
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
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders, as well as increase losses when economic conditions are unfavorable.
We use leverage to finance our investment operations and to enhance our financial returns. Most of our leverage is in the form of short-term repurchase agreement financings for our Agency and non-Agency RMBS assets. Other forms of leverage may include credit facilities, including term loans and revolving credit facilities.
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into repurchase agreements with advance rates, or haircut levels, of 3%, we could theoretically leverage capital allocated to Agency RMBS by a debt-to-equity ratio of as much as 33 to 1.
There is no specific limit on the amount of leverage that we may use. Leverage can enhance our potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will diminish our returns.
Leverage also increases the risk of our being forced to precipitously liquidate our assets. See below - “Our lenders and our derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms.”

Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders are generally large global financial institutions, with exposures both to global financial markets and to more localized conditions. For example, several of our lenders are large European-based banks with substantial exposure to the creditworthiness of certain European countries, and concerns persist over the ability of these European countries to honor their sovereign debt obligations. Whether because of a global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, or could increase the costs of that financing, or could become insolvent, as was the case with Lehman Brothers. Moreover, we are currently party to short-term borrowings (in the form of reverse repos) and there can be no assurance that we will be able to replace these borrowings, or “roll” them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
Interest rate mismatches between our assets and any borrowings used to fund purchases of our assets may reduce our income during periods of changing interest rates.
Some of our assets are fixed-rate securities or have a fixed rate component (such as RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. Therefore, to the extent we finance our assets with floating-rate debt or debt with shorter maturities (including reverse repos), there will be an interest rate mismatch between our assets and liabilities. The use of interest rate hedges also will introduce the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may decline, which could reduce our net interest margin or result in losses. Any one of the foregoing interest rate related risks could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.
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
Our use of derivatives may expose us to counterparty risks
We enter into interest rate swaps and other derivatives. If a derivative counterparty cannot perform under the terms of the derivative contract, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the derivative, and the hedged liability would cease to be hedged by such instrument. We may also be at risk for any collateral we have pledged to secure our obligations under a derivative contract if the counterparty become insolvent or file for bankruptcy and we may incur significant costs in attempting to recover such collateral.
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
Certain actions by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our shareholders.
On September 21, 2011, the U.S. Federal Reserve, or the “Federal Reserve,” announced “Operation Twist,” a program by which it had purchased, by the end of December 2012, more than $650 billion of U.S. Treasury securities with remaining maturities between 6 and 30 years and had sold an equal amount of U.S. Treasury securities with remaining maturities of three years or less. In addition, on September 13, 2012, the Federal Reserve announced a third round of quantitative easing, or “QE3,” which is an open-ended program designed to expand the Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators show sufficient signs of improvement.
In December 2012, in an effort to keep long-term interest rates at low levels, the Federal Reserve announced an expansion of its asset buying program starting in January 2013, at which time it would commence outright purchases of longer-term U.S. Treasury securities at a pace of $45 billion per month. This new U.S. Treasury securities purchase program replaces “Operation Twist,” which expired in December 2012. On January 30, 2013, the Federal Reserve affirmed its intention to continue this policy. The effect of Operation Twist, or the securities purchase program that replaced it, has been and could continue to be a flattening in the yield curve, which could result in increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates) and a narrowing of our net interest margin. Conversely, the precipitous termination of (or even just a phasing out of) Federal Reserve asset purchase programs could cause interest rates to rise substantially. See "-Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets." The modification or termination by the Federal Reserve of any of its programs could materially adversely affect our business, financial condition and results of operations, and our ability to pay distributions to our shareholders.
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

•	our Manager may fail to recalculate, re-adjust, and execute hedges in an efficient and timely manner;

•	the hedging transactions may actually result in poorer over-all performance for us than if we had not engaged in the hedging transactions;

•	credit hedging can be expensive, particularly when the market is forecasting future credit deterioration and when markets are more illiquid;

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the durations of the hedges may not match the durations of the related assets or liabilities being hedged;

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

•
our hedging instruments are generally structured as derivative contracts, and so are subject to additional risks such as those described above under “-Our lenders and our derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms.”

For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including credit default swaps, involve risk because they may not, in many cases, be traded on regulated exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. While Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or “Dodd-Frank Act,” provides for new federal regulation of the swaps market and sweeping changes to its structure, many of the provisions of Title VII that will have the most fundamental impact on the swaps market have not been finalized. Any such rulemaking may make our hedging more difficult or increase costs. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction, such as occurred with Lehman Brothers, may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty’s insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could adversely affect our business, financial condition and results of operations.
The U.S. Commodity Futures Trading Commission, or “CFTC,” and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
Changes in regulations relating to swaps activities may cause us to limit our swaps activity or subject us and our Manager to additional disclosure, recordkeeping, and reporting requirements.
The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders. In particular, the Dodd-Frank Act requires most derivatives to be executed on a regulated market and cleared through a central counterparty, which may result in increased margin requirements and costs.
In addition, changes to regulations promulgated under Dodd-Frank Act pursuant to which swaps are viewed as commodities for purposes of determining whether an entity is a “commodity pool” for purposes of the Commodity Exchange Act, as amended, have required our Manager to decide whether to limit our swap activity in order to meet certain exemptions from registration with the CFTC or to register as a “commodity pool operator” with the CFTC. Our Manager is currently registered as a “commodity pool operator” operating pursuant to an exemption under CFTC Regulation 4.12. If in the future we do not meet the conditions set forth in CFTC Regulation 4.12, such exemption becomes unavailable for any other reason, or the Manager pursues the Company’s derivative activities in another manner, we may need to seek another exemption from registration or the Company and our Manager may become subject to additional disclosure, recordkeeping, and reporting requirements, which may increase our expenses.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational and management policies without shareholder consent, which may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational and management policies at any time without the consent of our shareholders, which could result in our purchasing assets or entering into hedging transactions that are different from, and possibly riskier than, the assets and hedging transactions described elsewhere in this report. A change in our asset acquisition or hedging strategy may increase our exposure to real estate values, interest rates, and other factors. A change in our asset allocation could result in us purchasing assets in classes different from those described in this report. Our Board of Directors determines our investment guidelines and our operational policies, and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.
We, Ellington, or its affiliates may be subject to adverse legislative or regulatory changes.
At any time, laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which requires significant revisions to the existing financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking and extended transition periods, but many of these changes could in the future materially impact the profitability of our business or the business of our Manager or Ellington, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes new regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that the Company and the Manager will be subject to a more complex regulatory framework, and will incur costs to comply with new requirements as well as to monitor compliance in the future.
We cannot predict when or if any new law, regulation or administrative interpretation, including those related to the Dodd-Frank Act, such as increased regulatory oversight of derivative transactions, or any amendment to any existing law, regulation or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation or administrative interpretation, or any revisions in these laws, regulations or administrative interpretations, including those related to the Dodd-Frank Act, could cause us to change our portfolio, could constrain our strategy or increase our costs. We could be adversely affected by any change in or any promulgation of new law, regulation, or administrative interpretation.
We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings.

At any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us, Ellington, or its affiliates, including our Manager. For example, over the years, Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state, and foreign regulators.
We can give no assurances that regulatory inquiries will not result in investigations of Ellington or its affiliates or enforcement actions, fines or penalties or the assertion of private litigation claims against Ellington or its affiliates. We believe that the heightened scrutiny of MBS market participants in general, and CDO market participants in particular (including large CDO collateral managers such as Ellington), increases the risk of additional inquiries and requests from regulatory or enforcement agencies. In the event regulatory inquiries were to result in investigations, enforcement actions, fines, penalties or the assertion of private litigation claims against Ellington or its affiliates, our Manager’s ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington’s ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our shareholders.
We operate in a highly competitive market.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including mortgage REITs, financial companies, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the Federal Government. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from maintenance of our publicly traded partnership status for tax purposes and in some cases to avoid adverse tax consequences to our shareholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an “investment company” or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.
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
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS, and residential and commercial mortgage loans. As such, they may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly-traded securities. Other assets that we acquire, while publicly issued, have limited liquidity on account of their complexity, turbulent market conditions or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as the during the recent financial crisis), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
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
We do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager’s access to the professionals and principals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals or principals of Ellington, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

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
Many, if not most, of our targeted assets are also targeted assets of other Ellington accounts, and Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington’s written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington’s other accounts in all such opportunities.
Since many of our targeted assets are typically available only in specified quantities, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington’s accounts. In these cases, Ellington’s investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As part of these policies, accounts that are in a “start-up” or “ramp-up” phase may get allocations above their proportion of available capital, which could work to our disadvantage, particularly because there are no limitations surrounding Ellington’s ability to create new accounts. In addition, the policies permit departure from proportional allocations under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security being purchased for an account, which may also result in our not participating in certain allocations.

There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our shareholders.
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Two of Ellington’s employees are our directors and all of our executive officers-even those expected to dedicate all or substantially all of their time to us-are or will be employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager.
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
In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Directors, two of our directors are also Ellington employees. Because our Manager earns base management fees that are based on the total amount of our equity capital, and earns incentive fees that are based in part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See below “-Future offerings of debt or equity securities may adversely affect the market price of common shares” for further discussion of the adverse impact future debt or equity offerings could have on our common shares.
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
The Manager Group currently owns approximately 16.6% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.

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
Termination of our management agreement without cause is subject to several conditions which may make such a termination difficult and costly. The management agreement, which was most recently amended and restated effective January 1, 2013, has a current term that expires on December 31, 2013, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
If our Manager ceases to serve as our manager pursuant to the management agreement, or one or more of our Manager’s key personnel are no longer servicing our business, our reverse repo and our derivative counterparties may cease doing business with us.
If our Manager ceases to serve as our manager, including upon non-renewal of our management agreement which has a current term that expires on December 31, 2013, or one or more of our Manager’s key personnel are no longer servicing our business it could constitute an event of default or early termination event under many of our reverse repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If as a result we are then unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations and our ability to make distributions to our shareholders may be materially adversely affected.
Our Manager’s failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
Our ability to achieve our objectives depends on our Manager’s ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager’s structuring of our investment process, our access to financing on acceptable terms and general market conditions. Our shareholders will not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common shares. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.
We do not own the Ellington brand or trademark, but may use the brand and trademark as well as our logo pursuant to the terms of a license granted by Ellington.
Ellington has licensed the “Ellington” brand, trademark and logo to us for so long as our Manager or another affiliate of Ellington continues to act as our Manager. We do not own the brand, trademark, or logo that we will use in our business and may be unable to protect this intellectual property against infringement from third parties. Ellington retains the right to continue using the “Ellington” brand and trademark. We will further be unable to preclude Ellington from licensing or transferring the ownership of the “Ellington” brand and trademark to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Ellington or others.
Furthermore, in the event our Manager or another affiliate of Ellington ceases to act as our Manager, or in the event

Ellington terminates the license we will be required to change our name and trademark. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business. Finally, the license is a domestic license in the United States only and does not give us any right to use the “Ellington” brand, trademark, and logo overseas even though we expect to use the brand, trademark, and logo overseas. Our use of the “Ellington” brand, trademark, and logo overseas will therefore be unlicensed and could expose us to a claim of infringement.
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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	changes in government policies or changes in timing of implementation of government policies, including with respect Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	general market and economic conditions.
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
We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or year-to-year increases in dividends. Among the factors that could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders are:

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
In addition, our operating agreement authorizes us to obligate our company to indemnify our present and former directors and officers (except in certain limited circumstances) for actions taken by them in those capacities to the maximum extent permitted by Delaware law if such person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful. We have entered into indemnification agreements with our directors and officers implementing these indemnification provisions that obligate us to indemnify them to the maximum extent permitted by Delaware law. Such indemnification includes defense costs and expenses incurred by such officers and directors.
Our management agreement with our Manager requires us to indemnify our Manager and its affiliates against any and all claims and demands arising out of claims by third parties caused by acts or omissions of our Manager and its affiliates not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of our Manager’s duties under the management agreement.
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
We have conducted and intend to continue to conduct our operations through various wholly-owned or majority-owned subsidiaries in a manner such that neither we nor those subsidiaries are subject to regulation under the Investment Company Act. The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed a combined value of 40% of the value of all our assets (excluding U.S. Government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. EF Mortgage LLC, a wholly-owned subsidiary of our Operating Partnership, relies on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets consist of qualifying real estate assets and at least 80% of the entity’s assets consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets we can own and the timing of sales and purchases of our assets.

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
We intend to continue to operate so as to qualify, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to U.S. federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our items of income, gain, loss, deduction, and credit, regardless of whether or when they receive cash distributions. Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a Medicare tax on their share of our taxable income. In addition, certain of our assets may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, it is possible that the U.S. federal income tax liability of shareholders with respect to their respective allocable shares of our earnings in a particular taxable year could exceed the cash distributions we make to shareholders with respect to that taxable year, thus requiring out-of-pocket tax payments by shareholders. Furthermore, if we did not make cash distributions with respect to a taxable year, holders of our common shares would still have a tax liability attributable to their allocation of our taxable income for that taxable year.
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
Item 3. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. See “Risk Factors -We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings.” Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any of these inquiries or requests. However, we believe that the continued scrutiny of CDO and mortgage market participants (including large CDO collateral managers such as Ellington) increases the risk of additional inquiries and requests from regulatory or enforcement agencies. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholders Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange (“NYSE”) under the symbol “EFC” since October 8, 2010. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE:

	Common Stock Sales Price
	High	Low
2012:
First Quarter	$20.08	$17.16
Second Quarter	$21.91	$19.38
Third Quarter	$23.48	$21.09
Fourth Quarter	$23.01	$21.12

2011:
First Quarter	$25.09	$22.00
Second Quarter	$23.35	$20.72
Third Quarter	$21.95	$16.67
Fourth Quarter	$18.75	$15.76
The closing price for our common shares, as reported by the NYSE on March 8, 2013, was $24.64.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 8, 2013, we had an aggregate of 105 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Dividends
While we have historically paid dividends to holders of our common shares on a quarterly basis, the declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. In setting our dividends, our Board of Directors takes into account, among other things, our earnings, our financial condition, our working capital needs, and new investment opportunities. In particular, we may deviate from our dividend policy when we believe it is prudent to do so for liquidity management purposes, during financial crises or extreme market dislocations, or in order to take advantage of what we deem to be extraordinary investment opportunities. Furthermore, it is possible that some of our future financing arrangements could contain provisions restricting our ability to pay dividends. In addition, our ability to pay dividends is subject to certain restrictions under the Delaware LLC Act. Under the Delaware LLC Act, a limited liability company generally is not permitted to pay a dividend if, after giving effect to the dividend, the liabilities of the company will exceed the value of the company’s assets. Shareholders generally will be subject to U.S. federal income tax (and any applicable state and local taxes) on their respective allocable shares of our net taxable income regardless of the timing or amount of dividend we pay to our shareholders.

The following table sets forth the dividends per share we have paid to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2012:
First Quarter	$0.70	June 1, 2012	June 15, 2012
Second Quarter	$0.70	August 31, 2012	September 17, 2012
Third Quarter	$0.70	November 30, 2012	December 17, 2012
Fourth Quarter	$1.52(1)	March 1, 2013	March 15, 2013

For the year ended December 31, 2011:
First Quarter	$0.40	June 1, 2011	June 15, 2011
Second Quarter	$0.40	September 1, 2011	September 15, 2011
Third Quarter	$0.40	December 1, 2011	December 15, 2011
Fourth Quarter	$0.40	March 1, 2012	March 15, 2012

(1)	Includes a special dividend for the 2012 fiscal year in the amount of $0.75 per share.
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
Unregistered Sales of Equity Securities
Pursuant to our 2007 Individual Long-Term Incentive Plan, on December 12, 2012, we granted 2,000 LTIP units to Lisa Mumford, our dedicated Chief Financial Officer, and 500 LTIP units to another employee of our Manager. The LTIP units are subject to forfeiture restrictions that will lapse on December 31, 2013. Once vested, the LTIP units may be converted at the election of the holder into common shares representing limited liability interests of the Company on a one-for-one basis. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(2) of the Securities Act.
In connection with the formation of the Operating Partnership described in Note 13 of the notes to our consolidated financial statements, the Operating Partnership issued 212,000 Partnership units to EMG Holdings, L.P., an affiliate of our Manager, pursuant to an exemption from registration under Regulation D of the Securities Act. The Partnership units may be redeemed in exchange for cash or, at the Company’s option, the Company’s common shares on a one-for-one basis.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012(1)	—	—	—	$8.9 million
November 1, 2012 - November 31, 2012(1)	—	—	—	$8.9 million
December 1, 2012 - December 31, 2012(1)	156,639	$21.90	156,639	$5.5 million
Total(1)	156,639	$21.90	156,639	$5.5 million

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

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT”). The comparison is for the period from October 8, 2010, the day our common shares commenced trading on the NYSE, to December 31, 2012, and assumes in each case, a $100 investment on October 8, 2010 and the reinvestment of dividends.

140
135
130
125
120
115
110
105
100
95
90
October 2010
December 2010
December 2011
December 2012
Ellington Financial LLC
S&P 500
FTSE NAREIT MREIT

The actual cumulative total returns shown on the graph above are as follows:

	October 8, 2010	December 31, 2010	December 31, 2011	December 31, 2012
Ellington Financial LLC	$100.00	$105.93	$92.12	$134.02
S&P 500	100.00	108.42	110.71	128.42
FTSE NAREIT MREIT	100.00	108.17	105.49	126.86
Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 2012, 2011, 2010, 2009 and 2008, and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008. The consolidated financial information presented below as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010, has been derived from our audited financial statements included elsewhere in this Annual Report. The consolidated financial information as of December 31, 2010, 2009, and 2008, and for the years ended December 31, 2009 and 2008, was derived from our historical audited consolidated financial statements not included in this Annual Report.
Since the information presented below is only selected financial data and does not provide all of the information contained in our historical consolidated financial statements included elsewhere in this Annual Report, including the related notes, you should read it in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical consolidated financial statements, including the related notes to our consolidated financial statements, included in this Annual Report.

Condensed Statement of Operations

	Year Ended December 31,
	2012	2011	2010	2009	2008
(In thousands except per share amounts)
Investment Income:
Interest Income	$63,857	$63,540	$45,627	$51,715	$29,915
Expenses:
Base management fee	6,835	5,744	4,910	4,247	3,721
Incentive fee	19,145	612	4,428	18,874	1,771
Interest expense	7,799	6,647	3,826	2,461	6,190
Other operating expense	5,891	5,842	7,676	7,782	5,408
Total expenses	39,670	18,845	20,840	33,364	17,090
Net Investment Income	24,187	44,695	24,787	18,351	12,825
Net Realized and Unrealized Gain (Loss) on Investments and Financial Derivatives:
Net realized gain (loss) on:
Investments	23,550	10,524	23,089	(18,292)	(5,076)
Financial Derivatives	(34,797)	16,307	2,072	6,110	63,598
Net realized gain (loss)	(11,247)	26,831	25,161	(12,182)	58,522
Change in net unrealized gain (loss) on:
Investments	70,789	(39,321)	5,627	88,423	(79,180)
Financial Derivatives	13,417	(21,878)	(15,004)	(1,211)	5,410
Change in net unrealized gain (loss)	84,206	(61,199)	(9,377)	87,212	(73,770)
Net Realized and Unrealized Gain (Loss) on Investments and Financial Derivatives	72,959	(34,368)	15,784	75,030	(15,248)
Net Increase (Decrease) in Shareholders’ Equity Resulting from Operations	$97,146	$10,327	$40,571	$93,381	$(2,423)
Net Increase (Decrease) in Shareholders’ Equity Resulting from Operations per share	$5.31	$0.61	$3.04	$7.52	$(0.19)
Dividends per common share(1)	$3.62	$1.60	$2.51	$3.75	$—
Dividends(1)	$72,615	$26,991	$40,577	$46,287	$—

(1)
Dividends are declared and paid on a quarterly basis in arrears. For example, dividends for the fiscal year ended December 31, 2012 include the dividends declared on February 12, 2013 for the fourth quarter of 2012. In the case of the year ended December 31, 2012, dividend amounts also include a special dividend declared for the 2012 fiscal year.

Condensed Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity

	As of December 31,
	2012	2011	2010	2009	2008
(In thousands except per share amounts)
Cash and cash equivalents	$59,084	$62,737	$35,791	$102,863	$61,400
Investments at fair value	1,375,116	1,212,483	1,246,067	755,441	429,884
Financial derivatives at fair value	48,504	102,871	201,335	123,638	141,691
Repurchase agreements	13,650	15,750	25,684	—	4,529
Receivable for securities sold	626,919	533,708	799,142	513,821	31,491
Deposits with dealers held as collateral	22,744	34,163	20,394	23,071	22,950
Other assets	6,098	6,343	5,909	11,831	8,031
Total assets	2,152,115	1,968,055	2,334,322	1,530,665	699,976
Investments sold short at fair value	622,301	462,394	775,145	502,544	38,421
Financial derivatives at fair value	15,212	27,040	21,030	14,046	17,305
Reverse repurchase agreements	905,718	896,210	777,760	559,978	260,534
Payable for securities purchased	57,333	127,517	184,013	41,645	15,510
Due to brokers on margin accounts	30,954	79,735	166,409	106,483	124,820
Other liabilities	14,242	4,243	6,293	6,175	2,308
Total liabilities	1,645,760	1,597,139	1,930,650	1,230,871	458,898
Shareholders’ Equity	$506,355	$370,916	$403,672	$299,794	$241,078
Shareholders’ equity per common share	$24.86	$22.55	$24.47	$25.04	$19.27
Shareholders’ equity per common share, diluted	$24.38	$22.03	$23.91	$24.27	$18.70

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
In this Annual Report on Form 10-K, except where the context suggests otherwise, “EFC,” “we,” “us,” and “our” refer to Ellington Financial LLC and its subsidiaries, our “Manager” refers to Ellington Financial Management LLC, our external manager, and “Ellington” refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms.
Executive Summary
We are a specialty finance company that acquires and manages mortgage-related assets, including RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored enterprise, mortgage-related derivatives, CMBS, commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities, and derivatives. We also may opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, ABS backed by consumer and commercial assets, non-mortgage-related derivatives, and real property. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment advisor with an 18-year history of investing in a broad spectrum of MBS and related derivatives.
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
Through December 31, 2012, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that it will continue to be over the near term. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS. We also expect that we will continue to allocate some of our capital to CMBS and commercial mortgage loan strategy.
We also use leverage in our non-Agency MBS strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2012, we financed our purchases of Agency RMBS and non-Agency MBS almost exclusively through reverse repo agreements, which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity as “Securitized debt.” This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency MBS which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
As of December 31, 2012, outstanding borrowings under reverse repos and securitized debt were $907.1 million and our debt-to-equity ratio was 1.79 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding, approximately 77.8% or $704.9 million relates to our Agency RMBS holdings.
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

Trends and Recent Market Developments
Key trends and recent market developments for the MBS market include the following:

•
Federal Reserve and Monetary Policy—On December 12, 2012, the U.S. Federal Reserve, or the “Federal Reserve,” announced that while the U.S. economy had shown some signs of improvement since its October 2012 meeting, the unemployment rate remained at an elevated level, growth in business fixed investment slowed, and in that light, it planned to continue its accommodative monetary policies;

•
Mortgage Market Statistics—Throughout most of 2012, mortgage delinquency and foreclosure rates have fallen, home prices have trended higher, and existing and new home sales have also increased, suggesting that, barring any unexpected economic relapses, the recovery in the U.S. housing market seems to be on solid footing;

•
Government Homeowner Assistance Programs—Changes made to the Home Affordable Refinance Program, or “HARP,” in 2011 led to a much higher level of refinancings under the program in 2012 as compared to 2011, and there is speculation that the program may be extended beyond its scheduled expiration at the end of 2013;

•
REO to Rental—A number of large institutional investors have been purchasing significant numbers of single family properties in select regions of the country, removing foreclosure inventory from the market and supporting home prices; in late 2012 one such institution completed its initial public offering;

•
GSE Developments—Government-sponsored enterprise, or “GSE,” related developments include Federal Housing Finance Agency, or “FHFA,” directing Fannie Mae and Freddie Mac to begin to more rationally price their risk, and the U.S. Treasury Department’s focus on accelerating the wind down of Fannie Mae and Freddie Mac;

•
Mortgage Servicing and Origination—Consolidation continued to drive the mortgage servicing industry toward larger, more efficient servicers, leading to higher prepayment speeds and more liberal use of short sales and principal reduction modifications instead of foreclosures;

•
Eminent Domain—On January 24, 2013, San Bernardino County announced that, contrary to its previous proposals, it would not use eminent domain to acquire “underwater” mortgages (i.e., mortgages for which the amount owed exceeds the property value);

•
Consumer Finance Protection Board—On January 10, 2013, the Consumer Finance Protection Bureau, or “CFPB,” issued its “Ability-to-Repay” rule, designed to ensure that lenders offer mortgages that borrowers can afford to pay back and also proposed to establish the final requirements for “Qualified Mortgages”; and

•
Liquidity and Valuations—Non-Agency MBS experienced a significant rally in 2012 in response to a number of positive developments, including widespread home-price improvements, a declining shadow inventory, a generally more optimistic economic outlook of market participants and decreased selling of non-Agency MBS by banks.

Federal Reserve and Monetary Policy
In order to continue to provide support to the recovery of the U.S. economy, on December 12, 2012, the Federal Reserve announced its ongoing plans with respect to its accommodative monetary policies. The Federal Reserve announced that it would continue purchasing Agency RMBS at a pace of $40 billion per month, a program also referred to as “QE3,” that was originally announced in September 2012. The Federal Reserve also announced an expansion of its asset buying program commencing in January 2013 pursuant to which it would make monthly purchases of U.S. Treasury securities, initially at a pace of $45 billion per month. This program replaces “Operation Twist,” a program designed to extend the average maturity of the Federal Reserve’s holdings of U.S. Treasury securities. The Federal Reserve further announced that it would be maintaining its existing policies of reinvesting principal payments from its holdings of Agency debt and Agency RMBS into Agency RMBS and of rolling over maturing U.S. Treasury securities at auction. The Federal Reserve also reiterated its stated goals of “maintaining downward pressure on longer-term interest rates, supporting mortgage markets and helping to make broader financial conditions more accommodative.” Similar to its September 2012 announcement, the Federal Reserve did not state a projected end date for these activities. Rather, its activities will be tied to “substantial” improvement in the labor market. The Federal Reserve also stated that it would continue to maintain the target range for the federal funds rate at 0% to 0.25% as long as the unemployment rate remains above 6.5%. In its September announcement, the Federal Reserve stated an expectation that the target federal funds rate would need to remain at this level at least through mid-2015. The Federal Reserve plans to closely monitor incoming information on economic and financial developments and adjust its actions accordingly.
The Federal Reserve’s policy initiatives are designed to lower yields on Agency RMBS and thereby drive mortgage rates lower in order to spur financing activity and support a stronger economic recovery. Upon the release of the minutes of the December 12, 2012 meeting, however, it became clear to market participants that there was discussion among Federal Reserve members suggesting that the Federal Reserve may slow or stop its asset purchase programs well before the end of 2013, in order to limit the growth of its record-large balance sheet. At its January 2013 meeting, the Federal Reserve reiterated its intention to continue its asset purchase and other programs until the outlook for the labor market improves substantially.

However, market perception of uncertainty with respect to future Federal Reserve actions has added significant volatility to the market for Agency RMBS. While the actions of the Federal Reserve have been successful in causing investors to sell lower-yielding assets, such as Agency RMBS and U.S. Treasury securities, and buy higher-yielding assets such as non-Agency MBS and high-yield corporate bonds, more recently, these actions have been somewhat less successful in lowering yields on Agency RMBS and U.S. Treasury securities. Market volatility notwithstanding, Agency RMBS prices remain at high levels and prepayment risk remains elevated. As a result, prepayments on our Agency RMBS may increase, which would reduce the yields on these securities. In light of these risks, we continue to seek Agency RMBS investments with prepayment protection characteristics. or “prepayment protected pools.” Examples of prepayment protected pools are those comprised of low loan balance mortgages, mortgages backing investor properties, those containing mortgages originated through the government-sponsored “Making Homes Affordable” refinancing programs, and those containing mortgages with various other prepayment protection characteristics. The increased volatility, as a result of market perception of uncertainty with respect to future Federal Reserve actions, reinforces the importance of the Company’s ability to hedge its risks using a variety of tools, including TBAs, as it navigates the changing market landscape.
Mortgage Market Statistics
The percentage of subprime mortgages either delinquent or in foreclosure has declined over the period beginning December 31, 2010 through December 31, 2012, as reported by the Mortgage Bankers Association, or the “MBA,” in their National Delinquency Survey:

	As of
	December 31, 2012	December 31, 2011	December 31, 2010
Fixed (1)
Delinquent (2)	19.2%	19.7%	21.3%
Foreclosure	9.3%	10.7%	9.9%
Total	28.5%	30.4%	31.2%
ARM (1)
Delinquent (2)	22.3%	22.4%	25.3%
Foreclosure	18.2%	22.2%	22.0%
Total	40.5%	44.6%	47.3%

(1)	Source: Based on Mortgage Bankers Association, National Delinquency Survey press releases issued February 21, 2013, February 16, 2012 and February 17, 2011.

(2)	Includes loans that are at least one payment past due but does not include loans in foreclosure, seasonally adjusted.
The improving trend in delinquency and foreclosure statistics is at least in part due to the improvement in home prices that has occurred over the past year. As homeowners re-establish equity in their homes through recovering real estate prices, they are less likely to become delinquent on their mortgages. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for November 2012 showed that, on average, home prices increased 4.5% for its 10-City Composite and by 5.5% for the 20-City Composite as compared to November 2011. According to the report, home prices remain below the peak levels of 2006, but on average, are back to their autumn 2003 levels for both the 10-City and 20-City Composites. In addition to home prices rising, new and existing home sales have increased. Existing home sales in November 2012 were the highest since November 2009 and new home sales were the highest since 2010. The slow pace of the recovery of the U.S. economy, including the still elevated level of unemployment, continues to create potential risk to the recovering housing market. However, recent trends continue to indicate a recovery has taken hold in the housing market.
On March 8, 2013, the U.S. Department of Labor reported that, as of February 2013, the U.S. unemployment rate was 7.7%. This compares to 8.3% as of February 2012. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could impede the positive trends that have occurred in the housing market and could contribute to further increases in mortgage delinquencies and decreases in home prices. As a mitigating factor, however, the Federal Reserve’s accommodative monetary policies continue to support the housing market, and furthermore the Federal Reserve has announced that it will maintain these accommodative policies as long as the unemployment rate remains above 6.5% and as long as inflation seems to remain contained.
Government Homeowner Assistance Programs
According to the FHFA, Fannie Mae and Freddie Mac refinanced approximately one million loans in the eleven month period ended November 30, 2012 under HARP, more than twice the HARP refinancing activity for all of 2011. The increase in HARP refinancings is attributable to record-low mortgage rates and enhancements to the program made in late 2011, including removal of the loan-to-value ceiling for borrowers who refinance into fixed-rate loans and the elimination or lowering of fees for certain borrowers. Given the low level of mortgage rates, it is likely that HARP refinancing volume will remain elevated. Currently, the program is due to expire at the end of 2013; however, there is some market speculation that the program could be extended.
In November 2012, the FHFA announced the results of pilot transactions completed by Fannie Mae under the REO Pilot Program. Under this program, single-family foreclosed properties owned by Fannie Mae and Freddie Mac are sold to institutional investors in bulk and converted to rental properties, with seller financing available under certain conditions. Since the July 2012 launch of this program, almost 1,800 properties have been sold.
REO to Rental
In addition to the FHFA’s pilot program, a number of large institutional investors have been purchasing significant numbers of single family properties in select regions of the country with the objective of generating rental income and, potentially, long-term gains. Certain banks are also providing financing for these “REO to rental” purchases, in some cases with the goal of ultimately replacing such borrowings with long term debt through securitization of rental cashflows. Meanwhile, in late 2012 one newly formed real estate investment trust focused solely on REO to rental strategies successfully completed an initial public offering. In those regions where REO to rental activity is most concentrated, this activity is having two primary effects on the housing market. First, it is removing some of the foreclosure property inventory from the market, and second, the robust purchasing activity is supporting, and in many cases lifting, home prices.
GSE Developments
In the third quarter of 2012, the FHFA implemented several changes designed to more rationally price their risk, to broaden homeowner access to mortgage financing, and to increase the participation of private capital in the mortgage market. In August 2012, the FHFA directed Fannie Mae and Freddie Mac to raise guarantee fees on single-family mortgages by an average of 10 basis points. The increase became effective with mortgage settlements starting on December 1, 2012 for mortgage loans exchanged for mortgage-backed securities and on November 1, 2012 for mortgage loans sold for cash. In September 2012, the FHFA announced that Fannie Mae and Freddie Mac are launching a new representation and warranty framework for conventional loans sold or delivered on or after January 1, 2013. This change, which is part of a broader seller-servicer contract harmonization effort, will relieve lenders of certain repurchase obligations for mortgage loans that meet specific payment requirements, and certain other conditions and requirements.
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
On March 4, 2013, in connection with these ongoing efforts to wind down the GSEs, the FHFA announced its plans for the remainder of 2013. First, the FHFA plans to establish a new business entity that will be initially owned and funded by Fannie Mae and Freddie Mac and operate as a replacement for some of their legacy infrastructure. The longer term goal of this new entity is to create a common securitization platform that could eventually be sold or used by policy makers as a foundational element of the mortgage market of the future. Second, for 2013 the FHFA reiterated its goal of executing risk-sharing transactions for both Fannie Mae and Freddie Mac was set, and could include transactions involving expanded mortgage insurance, credit-linked securities, senior/subordinated securities, and others. Third, the FHFA also expects to continue increasing guarantee fees in 2013 so as to make these fees more aligned with what might be expected to be charged by private sector providers. Fourth, plans for 2013 also include maintaining foreclosure prevention activities, such as HARP refinancings for underwater borrowers. While this was not explicitly stated, it could potentially mean an extension in the HARP program beyond its scheduled expiration of December 31, 2013.
We believe that those efforts aimed at more rationally pricing risk taken by the GSEs and aimed at reducing the GSEs’ portfolios and thereby accelerating the re-entry of private capital into the U.S. mortgage market, are potentially beneficial to our business. However, this process has been slow and will likely continue to evolve over an extended period. Notwithstanding the effective stabilization of the financial condition of the GSEs in the aftermath of the financial crisis, the GSE’s continue to support the overwhelming majority of the U.S. single-family mortgage market. Alternatives to GSEs will become more and more necessary as they are wound down, which could increase the breadth and depth of attractive investment opportunities that are available to us and may serve as a catalyst for the rebirth of the non-Agency mortgage securitization market.

Mortgage Servicing and Origination
The mortgage servicing industry continued to consolidate, as the largest and most efficient mortgage servicers continued to acquire mortgage servicing rights, or “MSRs,” in a number of high-profile transactions. Non-bank servicers in particular are gaining market share, as MSRs will carry less favorable capital treatment under the impending Basel III framework. As a result of this industry consolidation, prepayment rates have jumped significantly for mortgage pools whose servicing was transferred to more efficient servicers. In the second half of 2012, we have also seen a growing convergence in refinancing rates among these servicers for certain collateral types, such as loans that became eligible for streamlined financing as part of HARP.
As staffing by mortgage originators has remained low following the bursting of the housing bubble, an important bottleneck constraint keeping prepayment rates low is the limited capacity of mortgage originators to refinance and originate new loans. This has resulted in a more protracted refinancing process for borrowers, as well as a significant increase in the spread between primary market mortgage rates (the rates paid by borrowers) and the secondary market mortgage rates (the yields demanded by RMBS investors for the loans they buy from originators); this increased spread is driving record high profit margins for mortgage originators.
We expect these dynamics to persist well into 2013. First, it will take many months for originators to increase hiring to sufficient levels. Second, there is still a large supply of HARP-eligible loans that originators can profitably refinance. Based on refinancing rates of HARP-eligible loans in 2012, we expect prepayment rates of HARP-eligible loans to remain elevated. Because HARP refinancings tend to be more profitable for originators than other refinancings, we expect originators to exhaust the pipeline of HARP-eligible refinancings before refocusing on traditional refinancings. Third, it is likely that FHA will continue to refine the HARP program over the next year so as to “unlock” additional borrowers, and this will provide further supply to the pipeline.
We are also seeing significant changes in the way that servicers are handling delinquent loans, driven both by consolidation in the servicing industry and by the strength in the housing market. Servicers are increasingly pursuing loan modifications and short sales in lieu of foreclosure. In the case of loan modifications, servicers are pursuing principal reduction modifications much more aggressively than they were a year ago. While this trend is partially the result of political and regulatory pressures, the strength in the housing market has also contributed, as more modified borrowers have reached a positive equity position in their homes, leading to a decline in re-default rates for modified borrowers. In the case of short sales, since these generally result in higher liquidation proceeds than foreclosures, the increasing frequency of short sales have helped reduce realized losses for investors in non-Agency RMBS.
Eminent Domain
Earlier in 2012, a few municipalities, most notably in California, announced that they were exploring using the power of eminent domain to seize certain mortgages as a way to aid homeowners with underwater mortgages. Under this controversial concept, which, its proponents assert, would only be applied to mortgages held in private label securitization trusts (and, in particular, those not backed by Fannie Mae or Freddie Mac, or held directly by banks), the municipality would first seize qualifying mortgages using eminent domain power, and then offer homeowners new loans with reduced principal balances that were at or even below the current property values. By law, the securitization trusts would have to receive “fair market value” as compensation for the seizure. Advocates of the idea believe that this strategy would help individual homeowners and local economies and, by reducing foreclosure volumes, accelerate the return of the housing market and the mortgage finance market to normalcy. While advocates believe that the use of eminent domain is both legally permissible and practical in this context, opponents have raised numerous objections. Opponents believe that such a forced transfer of mortgages from one set of private owners to others is unconstitutional, and violates many state laws. Opponents have also maintained that the contemplated procedures would have a severe negative impact on the mortgage markets, and would not only adversely affect RMBS investors and lenders, but also the ability of new borrowers to obtain mortgage loans on favorable terms, and ultimately housing values.
On January 24, 2013, San Bernardino County in California and two of its cities announced that they were abandoning a proposed plan to use eminent domain to assist local homeowners with underwater mortgages. The stated reason that the proposal was rejected was due to lack of public support. While the three California municipalities ultimately decided against the use of eminent domain to assist struggling borrowers, the idea continues to be presented to and discussed with other jurisdictions. It remains too early to tell whether or to what extent these other municipalities will actually attempt to use an eminent domain strategy to seize and restructure underwater mortgages. If these proposals are implemented and expanded to other jurisdictions, we believe that they could have a material adverse impact on our portfolio of non-Agency RMBS and our business. However, we continue to believe the proposals in their current form are unlikely to withstand the inevitable legal and/or political challenges they would face, as evidenced by the decision of the three California municipalities.

Consumer Finance Protection Board
The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the “Dodd-Frank Act.” The CFPB’s mission is to make markets for consumer financial products and services operate better from the perspective of the consumer. Its activities include, among others, conduct rule-making, supervision, and enforcement of Federal consumer financial protection laws; restricting unfair, deceptive or abusive acts or practices, taking consumer complaints, and, promoting financial education. In connection with its mission, on January 10, 2013, the CFPB issued a final rule designed to implement laws requiring mortgage lenders to consider consumers’ ability to repay mortgage loans before extending them credit. The “ability-to-repay” rule, which is applicable to prime as well as subprime mortgages, requires the following: (i) potential borrowers must supply financial information and lenders must verify it; (ii) in order to qualify for a particular loan, a consumer must have sufficient assets or income to pay back the loan; and (iii) lenders must determine the consumer’s ability to repay both the principal and the interest of the loan over the long term. At a minimum, creditors generally must consider eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Creditors must generally use reasonably reliable third-party records to verify the information they use to evaluate the factors.
The Dodd-Frank Act provides that “qualified mortgages,” which are mortgage loans satisfying certain criteria, are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. However, the Act did not specify whether the presumption of compliance is conclusive (i.e., creates a safe harbor) or is rebuttable. The final rule removed this ambiguity in the Act, as it provides a safe harbor for loans that satisfy the definition of a qualified mortgage and are not higher-priced (i.e. prime mortgages), and provides a rebuttable presumption for higher-priced mortgage loans. It also sets certain product-feature prerequisites and affordability underwriting requirements for qualified mortgages and vests discretion in the CFPB to decide whether additional underwriting or other requirements should apply. The final rule issued by the CFPB implements the statutory criteria, which generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. So-called “no-doc loans,” where the creditor does not verify income or assets, also cannot be qualified mortgages. Finally, a loan generally cannot be a qualified mortgage if the points and fees paid by the consumer exceed three percent of the total loan amount, although certain bona fide discount points are excluded for prime loans. The rule provides guidance on the calculation of points and fees, and thresholds for smaller loans. The final rule also establishes general underwriting criteria for qualified mortgages. Most importantly, the general rule requires that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the consumer have a total (or back-end) debt-to-income ratio that is less than or equal to 43 percent.
These rules provide protections for borrowers as well as lenders, and will clearly influence the types of mortgages that lenders are willing to issue, given the legal protections afforded to qualified mortgages but not to non-qualified mortgages. It is too early to determine the impact that these rules will have on mortgage lending and on RMBS.
Liquidity and Valuations
Throughout 2012, non-Agency MBS securities experienced a significant rally, which was driven by several factors. First, home prices increased in most areas of the country during the year. Certain areas that had been hardest hit during the financial crisis, such as Phoenix, Arizona, for example, experienced some of the highest increases. Other areas less impacted by the crisis generally experienced more moderate increases. These increases in home prices, along with expectations of further future increases, had a related positive impact on non-Agency RMBS valuations. Also supporting non-Agency MBS prices was the significantly reduced level of selling of these securities by banks, as regulatory capital rules were eased, thereby making the capital implications of holding such securities less onerous. The release of the Simplified Supervisory Formula Approach changed the method of calculating capital charges for securitization exposures. In addition, in the third quarter the Federal Reserve finally completed the sale of the non-Agency RMBS and CMBS assets held in its Maiden Lane portfolios. These large portfolios represented assets that had been acquired by the Federal Reserve during the economic crisis to prevent the collapse of a large troubled financial institution, and the overhang of the anticipated sale of these assets had depressed non-Agency MBS prices. Ultimately, the overall success of the Maiden Lane sales provided confidence to the market and set the stage for the rise in non-Agency MBS prices for the remainder of the year. Finally, the Federal Reserve’s increased accommodative monetary policies, including QE3 discussed above, have kept yields on U.S. Treasuries and Agency RMBS pools low, and in response demand increased for higher-yielding securities such as non-Agency MBS and high-yield corporate bonds.
Repo financing remains readily available for both Agency and non-Agency MBS, and within each of these asset classes our borrowing costs and haircuts have remained relatively stable. The economic situation in Europe, however, while appearing marginally better than it was a year ago, continues to be an area of concern. Since European banks have historically been a significant financing source for many U.S. investment banks that provide RMBS financing, a systemic shock to the European financial system would severely constrain the willingness and ability of U.S. banks and investment banks to finance RMBS, especially non-Agency RMBS. Despite these concerns, we have not yet seen any material impact on our ability to finance non-Agency RMBS. As of December 31, 2012 our outstanding reverse repos were with ten different counterparties.
Outlook for 2013
We believe that the technical trends in the non-Agency MBS markets continue to be positive. While non-Agency MBS yields are at their lowest point since 2008, the scarcity of investment alternatives with attractive yields has continued to fuel demand for non-Agency MBS. As long as the Federal Reserve continues its accommodative monetary policies, we expect these trends to continue. We also expect many of the other positive developments in 2012, such as the improved regulatory capital treatment of non-Agency MBS assets for banks, to continue to support the non-Agency MBS market in 2013. These positive factors notwithstanding, negative macroeconomic events, if they were to materialize, pose potential risk to non-Agency MBS. European economies continues to struggle, and a large shock to the European financial system could depress investor appetite for non-Agency MBS assets. In addition, while the U.S. Government avoided the fiscal cliff at the beginning of 2013, most of the underlying budgetary and fiscal problems have only been deferred. Should the U.S. economy relapse into recession, all credit-sensitive assets, including non-Agency MBS, could suffer.
Nevertheless, we continue to remain generally optimistic on the longer-term fundamental prospects for non-Agency RMBS. We believe the upward trend in home prices and the downward trend in delinquencies, foreclosures, and shadow housing inventory will provide further support to non-Agency MBS prices. Since the recent rally in non-Agency MBS has reduced available yields, we believe that skillful security selection will become an even more important factor in our ability to generate returns in 2013. We believe that the recent substantial movements in non-Agency RMBS prices have created numerous pricing disparities that require sophisticated security analysis to identify. We intend to continue to take advantage of trading opportunities to sell those securities that we believe have become more fully valued or overpriced, and purchase those securities that we believe offer better relative value. We also intend to opportunistically purchase attractively priced securities in other sectors, such as asset-backed securities and whole mortgage loans. As cases in point, in the fourth quarter of 2012 we purchased our first non-performing commercial whole loan, and in the first quarter of 2013 we purchased our first CLO.
Throughout 2012, we reduced our credit hedges so as to more fully take advantage of the rally in non-Agency MBS. In particular, we reduced our short ABX position. We have instead been focusing on credit hedges that we believe will provide greater protection in the event of an economic downturn, such as short positions on CDS corporate indices, and given our outlook for MBS, we would expect this focus to continue. The flexibility of our corporate structure allows us to increase or decrease our hedges as and when we see fit. As market conditions change, and especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
In our Agency RMBS strategy, we continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. However, actions by the Federal Reserve continue to dominate the Agency RMBS market, and uncertainty around Federal Reserve policy creates significant volatility. Market perception of uncertainty with respect to future Federal Reserve actions reinforces the importance of the Company’s ability to hedge its risks using a variety of tools, including TBAs, as it navigates the changing market landscape. We also believe that our active trading style, coupled with our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy. Still, prepayment risk remains elevated in our Agency RMBS pools, since assets in this sector are generally trading at record-high or close to record-high prices. Given the heightened prepayment risk and valuation risk that accompanies these prices, hedging our Agency RMBS portfolio with short TBA positions has become, as a risk management tool, as critical as ever.
In our commercial mortgage loan and CMBS strategy, we have participated actively in both the still-recovering new issue market and in the secondary market, especially in relation to the relatively small amount of our capital allocated to this strategy. At the end of 2012, we decreased our holdings of CMBS to realize net gains amid strong price appreciation in that sector. We expect that the continued growth of the commercial mortgage sector will continue to present investment opportunities in 2013. As mentioned above, we also purchased our first non-performing commercial mortgage whole loan, which is backed by multi-family housing.

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
Certain of our critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to the consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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
Level 2 valuation methodologies include the observation of (i) quoted prices for similar assets or liabilities in active markets, (ii) inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves) in active markets, and (iii) quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3 valuation methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, (ii) the assessment of observable or reported recent trading activity, and (iii) the solicitation of valuations from third-parties (typically, broker-dealers). We utilize such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments.
We seek to obtain at least one third-party indicative valuation for each instrument, and often obtain multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. We have been able to obtain third-party valuations on the vast majority of our assets, and we expect to continue to solicit third-party valuations on substantially all of our assets in the future to the extent practical. Third-party valuations are not binding on us; rather, we use our judgment, based on our models, recent trading activity in the same or similar instruments, and the indicative valuations received from third parties to determine and assign fair values to our Level 3 assets. We believe that third-party valuations play an important role in ensuring that our valuation determinations are fair and reasonable. Our valuation process is overseen by a valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
See the notes to our consolidated financial statements for more information on valuation.
Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on MBS, commercial mortgage loans, U.S. Treasury securities, and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses. For non-performing commercial mortgage loans, purchase discounts are generally not amortized.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio as of December 31, 2012 and December 31, 2011. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2012					December 31, 2011
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS(2)	$818,878	$524,881	$64.10	$482,824	$58.96	$736,869	$410,109	$55.66	$437,103	$59.32
Non-Agency CMBS and Commercial Mortgage Loans	41,667	28,873	69.29	32,078	76.99	30,611	20,493	66.95	23,856	77.93
Total Non-Agency MBS and Commercial Mortgage Loans	860,545	553,754	64.35	514,902	59.83	767,480	430,602	56.11	460,959	60.06
Agency RMBS: (3)
Floating	16,219	17,169	105.86	16,612	102.42	35,988	37,956	105.47	37,342	103.76
Fixed	696,123	750,454	107.80	740,463	106.37	643,215	689,018	107.12	679,168	105.59
Total Agency RMBS	712,342	767,623	107.76	757,075	106.28	679,203	726,974	107.03	716,510	105.49
Total Non-Agency and Agency MBS and Commercial Mortgage Loans	$1,572,887	$1,321,377	$84.01	$1,271,977	$80.87	$1,446,683	$1,157,576	$80.02	$1,177,469	$81.39
Agency Interest Only RMBS	n/a	$6,644	n/a	$9,289	n/a	n/a	$5,337	n/a	$7,416	n/a
Non-Agency Interest Only and Principal Only RMBS and Other	n/a	$3,485	n/a	$3,308	n/a	n/a	$7,424	n/a	$7,482	n/a
TBAs:
Long	$41,150	$43,610	$105.98	$43,579	$105.90	$30,500	$32,033	$105.03	$31,845	$104.41
Short	(568,880)	(608,720)	107.00	(607,967)	106.87	(416,900)	(446,707)	107.15	(443,893)	106.47
Net Short TBAs	$(527,730)	$(565,110)	$107.08	$(564,388)	$106.95	$(386,400)	$(414,674)	$107.32	$(412,048)	$106.64
U.S. Treasury Securities:
Long	$—	$—	$—	$—	$—	$10,000	$10,113	$101.13	$9,991	$99.91
Short	(13,000)	(13,581)	104.47	(13,081)	100.62	(15,000)	(15,687)	104.58	(15,120)	100.80
Net Short U.S. Treasury Securities	$(13,000)	$(13,581)	$104.47	$(13,081)	$100.62	$(5,000)	$(5,574)	$111.48	$(5,129)	$102.58
Repurchase Agreements	$13,650	$13,650	$100.00	$13,650	$100.00	$15,750	$15,750	$100.00	$15,750	$100.00
Total Net Investments		$766,465		$720,755			$765,839		$790,940

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Interest Only, Principal Only, and Other Private Label securities.

(3)	Excludes Interest Only securities and TBAs.

The following table summarizes our financial derivatives portfolio as of December 31, 2012 and December 31, 2011. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2012		December 31, 2011
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage-Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$40,216	$(11,986)	$22,615	$(9,548)
Total Long Mortgage-Related Derivatives	40,216	(11,986)	22,615	(9,548)

Short Mortgage-Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(74,621)	10,986	(82,642)	40,303
CDS on Individual RMBS	(45,121)	36,030	(74,787)	61,498
Total Short Mortgage-Related Derivatives	(119,742)	47,016	(157,429)	101,801

Net Mortgage-Related Derivatives	$(79,526)	$35,030	$(134,814)	$92,253

Short CDS on Corporate Bond Indices	$(67,500)	$(484)	$(106,500)	$963
Short Total Return Swaps on Corporate Equities (5)	$(18,737)	$(65)	$(20,571)	$(274)

Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$2,500	$(32)	$4,500	$68
Short Interest Rate Swaps (4)	(238,900)	(1,087)	(305,400)	(17,191)
Short Eurodollar Futures (6)	(63,000)	(70)	(147,000)	12
Total Net Interest Rate Derivatives	$(299,400)	$(1,189)	$(447,900)	$(17,111)

Total Net Derivatives	$(465,163)	$33,292	$(709,785)	$75,831

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty.

(2)	Short mortgage-related derivative represent transactions where the Company purchased credit protection from a counterparty.

(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(5)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(6)	Every $1,000,000 in notional value represents one contract.
As of December 31, 2012, our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity reflects total assets of $2.2 billion as compared to $2.0 billion as of December 31, 2011. Total liabilities as of December 31, 2012 were $1.6 billion as compared to $1.6 billion as of December 31, 2011. Our portfolios of investments and financial derivatives included in total assets totaled $1.4 billion and $1.3 billion as of December 31, 2012 and December 31, 2011, respectively, while our investments sold short and financial derivatives included in total liabilities were $637.5 million and $489.4 million as of December 31, 2012 and December 31, 2011, respectively. We use TBAs in combination with interest rate swaps as the primary instruments to hedge interest rate risk in our long Agency RMBS portfolio. On a quarterly basis, outstanding amounts of these hedging instruments may fluctuate according to the size of our long Agency RMBS portfolio as well as according to how we view market dynamics as favoring the use of one or the other.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2012, total liabilities included $608.7 million of TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.

As of December 31, 2012 and December 31, 2011, our net short TBAs (short TBA positions reduced by long TBA positions) was $565.1 million and $414.7 million, respectively. The aggregate value of our other (i.e. non-TBA) Agency RMBS as of December 31, 2012 and December 31, 2011, was $774.3 million and $732.3 million, respectively. As a result, our net Agency RMBS position (long non-TBA Agency RMBS reduced by net short TBAs) decreased to a long position of $209.2 million as of December 31, 2012 from a long position of $317.6 million as of December 31, 2011. Given the significant run-up in price of Agency RMBS that has occurred throughout the year, we reduced our net long position. Since we actively trade our Agency RMBS, our gross positions tend to fluctuate significantly from period to period. In addition we continuously re-evaluate our overall net Agency RMBS position.
As of December 31, 2012, we held $557.2 million of non-Agency MBS and commercial mortgage loans as compared to $438.0 million as of December 31, 2011. The increase in our non-Agency MBS portfolio is in part attributable to the deployment of the $87.8 million of net proceeds received as a result of our public offering which occurred in the second half of the year and in part related to net unrealized and realized gains. During the year ended December 31, 2012, the non-Agency MBS market experienced a significant rally as the housing market continued to exhibit signs of recovery and as demand increased for higher yielding fixed income assets. In response to this rally, we rotated out of certain assets that we believed had become fully valued, and into other non-Agency MBS assets whose prices had lagged in comparison. In our CMBS strategy, although we only modestly increased our overall holdings year over year, during the year we actively traded our CMBS portfolio, capturing $7.6 million of realized gains. As of December 31, 2012, approximately 5.2% (as measured by fair value) of our non-Agency MBS portfolio consisted of CMBS and commercial mortgage loans, up from 4.7% as of December 31, 2011.
As of December 31, 2012, our holdings of net mortgage-related derivatives declined and the composition of our holdings changed somewhat as compared to December 31, 2011 as described below. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent short positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our CDS contracts on individual RMBS declined to $45.1 million as of December 31, 2012 from $74.8 million as of December 31, 2011. Certain of these contracts ran off during the period, while others were deliberately terminated.
As of December 31, 2012, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $34.4 million as compared to $60.0 million as of December 31, 2011. In the aggregate, as of December 31, 2012, we had purchased protection in the form of CDS on CMBS indices of $14.8 million in net notional value as compared to $6.0 million as of December 31, 2011. This increased hedging activity is in response to our increased long holdings of CMBS in our non-Agency MBS and derivative portfolios. Our net purchased protection in the form of CDS on RMBS indices declined over the course of the year to $19.6 million in notional value as of December 31, 2012, from $54.0 million as of December 31, 2011. Viewing our CDS on individual RMBS and CDS on RMBS and CMBS indices on a combined basis, our aggregate net short notional value of these positions declined to $79.5 million as of December 31, 2012 as compared to $134.8 million as of December 31, 2011. Further, throughout the course of the year we reduced our notional value of short CDS on corporate bond indices. The year over year decline in our net short holdings of mortgage-related and other credit-related derivatives in part reflected our decision to hedge less of our credit risk during the year, so as to more fully benefit from the rally that occurred in non-Agency MBS. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
We have entered into reverse repos to finance some of our assets. As of December 31, 2012 and December 31, 2011, indebtedness outstanding on our reverse repos was approximately $905.7 million and $896.2 million, respectively. The slight increase in our outstanding indebtedness as of December 31, 2012 as compared to December 31, 2011 was principally the result of a modestly larger portfolio of financed Agency RMBS held as of December 31, 2012 as compared to December 31, 2011. As of December 31, 2012, we had total Agency RMBS financed with reverse repos of $737.9 million as compared to $694.7 million as of December 31, 2011. Outstanding indebtedness under reverse repos for Agency RMBS as of December 31, 2012 and December 31, 2011 was $704.9 million and $660.3 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in “—Liquidity and Capital Resources” below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of December 31, 2012 and December 31, 2011, our derivative and/or TBA counterparties posted an aggregate value of approximately $31.0 million and $79.4 million, respectively as of each date, of collateral with us. This collateral posted with us is included in Due to brokers on margin accounts on our Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity.

TBA Market
We generally do not settle our purchases and sales of TBAs. If, for example, we wish to maintain a short position in a particular TBA as a hedge, we may “roll” the short TBA transaction. In a hypothetical roll transaction, we might have previously entered into a contract to sell a specified amount of 30-year FNMA 4.5% TBA pass-throughs to a particular counterparty for a specified settlement date. As this settlement date approaches, because we generally do not intend to settle the sale transaction, but we wish to maintain the short position, we enter into a roll transaction whereby we purchase the same amount of 30-year FNMA 4.5% TBA pass-throughs (but not necessarily from the same counterparty) for the same specified settlement date, and we sell the same amount of 30-year FNMA 4.5% TBA pass-throughs (potentially to yet another counterparty) for a later settlement date. In this way, we have essentially “flattened out” our 30-year FNMA 4.5% TBA pass-through position for the earlier settlement date (i.e., offset the original sale with a corresponding purchase), and established a new short position for the later settlement date, hence maintaining our short position. By rolling our transaction, we maintain our desired short position in 30-year FNMA 4.5% securities without settling the original sale transaction.
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
For the year ended December 31, 2012, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $16.4 billion as compared to $21.6 billion for the year ended December 31, 2011. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other RMBS assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA “sector rotation” transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since the Company has actively turned over its portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, the Company’s fixed rate Agency whole pool portfolio is typically larger in gross size than the Company’s equity capital base, and so the Company tends to hold large short TBA positions relative to its equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to the Company’s equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of the Company’s equity capital base.
Shareholders’ Equity
As of December 31, 2012, our shareholders’ equity increased by approximately $135.4 million to $506.4 million from $370.9 million as of December 31, 2011. This increase principally consisted of a net increase in shareholders’ equity resulting from operations for the year ended December 31, 2012 of approximately $97.1 million and net proceeds from the issuance of shares of approximately $87.8 million (after all offering costs), offset by a decrease for dividends paid of approximately $47.4 million and shares repurchased of $3.4 million.
As of December 31, 2011, our shareholders’ equity decreased by approximately $32.8 million from December 31, 2010. This decrease principally consisted of net increase in shareholders’ equity resulting from operations for the year ended December 31, 2011 of approximately $10.3 million, a decrease for dividends paid of approximately $42.4 million and shares repurchased of approximately $1.1 million.

Results of Operations for the Years Ended December 31, 2012, 2011, and 2010
The table below represents the net increase in shareholders’ equity resulting from operations for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
(In thousands except per share amounts)	2012	2011	2010
Investment income—Interest income	$63,857	$63,540	$45,627
Expenses:
Base management fee	6,835	5,744	4,910
Incentive fee	19,145	612	4,428
Interest expense	7,799	6,647	3,826
Other operating expenses	5,891	5,842	7,676
Total expenses	39,670	18,845	20,840
Net investment income	24,187	44,695	24,787
Net realized and unrealized gain (loss) on investments	94,339	(28,797)	28,716
Net realized and unrealized gain (loss) on financial derivatives	(21,380)	(5,571)	(12,932)
Net increase in shareholders’ equity resulting from operations	$97,146	$10,327	$40,571
Net increase in shareholders’ equity resulting from operations per share	$5.31	$0.61	$3.04
Results of Operations for the Years Ended December 31, 2012 and 2011
Summary of Net Increase in Shareholders’ Equity from Operations
Our net increase in shareholders’ equity from operations (“net income”) for the years ended December 31, 2012 and 2011 was $97.1 million and $10.3 million, respectively. The increase in our net income year-over-year was primarily driven by the recognition of net realized and unrealized gains in our non-Agency MBS strategy resulting from the significant rally in non-Agency MBS during the year as supplemented by trading gains, together with strong performance in our Agency RMBS strategy. The overall climate for MBS assets improved markedly year over year as home prices improved and the overall outlook for the U.S. economy brightened. Total return based on changes in “net asset value” or “book value” for our common shares was 22.2% for the year ended December 31, 2012 as compared to 2.4% for the year ended December 31, 2011. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $24.2 million for the year ended December 31, 2012 as compared to $44.7 million for the year ended December 31, 2011. Net investment income consists of interest income less total expenses. The period-over-period decrease in net investment income was primarily due to higher expenses for the year ended December 31, 2012, primarily related to higher incentive fee expense in the current period.
Interest Income
Interest income was $63.9 million for the year ended December 31, 2012 as compared to $63.5 million for the year ended December 31, 2011. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The slight increase in interest income year-over-year was driven by an increase in interest income from our non-Agency MBS portfolio, which grew in size and yield, offset by a decrease in interest income from Agency RMBS which decreased in size as compared to last year. For the year ended December 31, 2012, interest income from our non-Agency MBS portfolio was $42.3 million while for the year ended December 31, 2011, interest income was $34.0 million. For the year ended December 31, 2012, interest income was $21.3 million from Agency RMBS and for the year ended December 31, 2011, interest income was $29.5 million. For the year ended December 31, 2012, interest income was positively impacted by the Company’s upward adjustment of its future housing price assumptions, which are used in the determination of the yields at which the Company accrues interest income on its investments. While this adjustment in assumptions increased the effective yields at which the Company accrued interest income on many of its investments during the period, total net income was not affected since all of the Company’s investments are marked to market through net income. On a more detailed level, to the extent that an increase in book yields causes an incremental increase in interest income during a reporting period for any investment, the amortized cost of such investment at the end of such reporting period is incrementally increased by the same amount, which, as a result of the mark-to-market process, leads to an exactly offsetting incremental decrease in the change in net unrealized gain (loss) on such investment. The adjustment in assumptions was made effective as of July 1, 2012 and was applied prospectively.
Base Management Fees
For the years ended December 31, 2012 and 2011 base management fee incurred, which is based on shareholders’ equity at the end of each quarter, was $6.8 million and $5.7 million, respectively. The increase in the base management fee was the result of the increase in shareholders’ equity, year-over-year, which resulted primarily from the completion of a public offering during the year ended December 31, 2012, as well as from the recognition of net income in excess of dividends paid.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchased discounts and premiums on those short holdings, and interest on our counterparties’ cash collateral held by us. We had average borrowed funds under reverse repos of $836.3 million and $877.6 million for the years ended December 31, 2012 and 2011, respectively. Despite a decrease in average borrowed funds, our total interest expense, inclusive of interest expense on securitized debt and our counterparties’ cash collateral held by us, increased to $7.8 million for the year ended December 31, 2012 as compared to $6.6 million for the year ended December 31, 2011. Our total weighted average borrowing cost under our reverse repos was 0.89% for the year ended December 31, 2012 as compared to 0.69% for the year ended December 31, 2011. Our weighted average borrowing costs under reverse repos increased year-over-year primarily because, as compared to the prior year, a greater portion of our borrowings were related to non-Agency MBS, which almost always carry higher borrowing rates than those related to Agency RMBS. For the year ended December 31, 2012, 29.0% of our average borrowings under reverse repos were related to our non-Agency MBS holdings. For the year ended December 31, 2011, 22.5% of our average borrowings were related to our non-Agency MBS holdings. Slightly higher rates of borrowing within each reverse repo category also contributed to the increase in overall interest expense.
The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the years ended December 31, 2012 and 2011.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2012	$593,659	$2,281	0.38%	0.24%	0.69%
For the year ended December 31, 2011	$680,193	$2,113	0.31%	0.23%	0.51%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2012	$242,646	$5,148	2.12%	0.24%	0.69%
For the year ended December 31, 2011	$197,454	$3,967	2.01%	0.23%	0.51%
Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2012	$836,305	$7,429	0.89%	0.24%	0.69%
For the year ended December 31, 2011	$877,647	$6,080	0.69%	0.23%	0.51%

Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the years ended December 31, 2012 and 2011 was $19.1 million and $0.6 million, respectively. The return hurdle for each calculation period was based on a 9% annual rate.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the year ended December 31, 2012 were $5.9 million as compared to $5.8 million for the year ended December 31, 2011.
Net Realized and Unrealized Gains and Losses on Investments
During the year ended December 31, 2012, we had net realized and unrealized gains on investments of $94.3 million as compared to net realized and unrealized losses of $28.8 million for the year ended December 31, 2011. Prices of both Agency RMBS and non-Agency MBS generally increased year-over-year. Net realized and unrealized gains on investments of $94.3 million for the year ended December 31, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities. For the year ended December 31, 2012, our TBAs were held on a net short basis and were used primarily to hedge interest rate and prepayment risk with respect to our Agency RMBS. Net gains on our non-Agency MBS and Agency RMBS were $111.4 million while net losses on our TBAs and U.S. Treasury securities were $17.0 million. Both our Agency RMBS and non-Agency MBS portfolios experienced strong valuation gains. Valuation gains were particularly notable for our non-Agency MBS, as that sector of the market experienced a significant rally as the housing market continues to exhibit signs of recovery and as investor demand increased for higher yielding fixed income assets.
Net realized and unrealized losses on investments of $28.8 million for the year ended December 31, 2011 resulted principally from net realized and unrealized losses on our non-Agency MBS, U.S. Treasury securities, and our TBAs, partially offset by net realized and unrealized gains on our Agency RMBS.
Net Realized and Unrealized Losses on Financial Derivatives
During the year ended December 31, 2012, we had net realized and unrealized losses on our financial derivatives of $21.4 million as compared to net realized and unrealized losses of $5.6 million for the year ended December 31, 2011. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $21.4 million on our financial derivatives for the year ended December 31, 2012 resulted primarily from net losses of $6.7 million related to our interest rate derivatives and net losses of $14.6 million related to our credit hedges. The benchmark five-year swap rate declined over the course of the year, closing at 0.86% at December 31, 2012 as compared to 1.22% at December 31, 2011.
We recognized net realized and unrealized losses from our CDS on RMBS and CMBS indices in the amount of $11.6 million. Since these positions serve primarily as credit hedges for our long non-Agency MBS holdings, these losses were not unexpected given the price increases of credit-sensitive MBS during the year. We also recognized a loss of $1.7 million on CDS on corporate bond indices as that sector also rallied during the period. We view our CDS on corporate bond indices also as hedges against our long non-Agency MBS holdings, although less directly than CDS on RMBS and CMBS indices. We also recognized net realized and unrealized losses related to our interest rate swaps and total return swaps in the amount of $6.6 million and $3.4 million, respectively. These losses were partially offset by net realized and unrealized gains on our CDS on individual RMBS in the amount of $2.0 million. Our CDS on individual RMBS continue to run off, thereby reducing our notional value outstanding.
Net realized and unrealized losses on our financial derivatives of $5.6 million for the year ended December 31, 2011 resulted principally from net realized and unrealized losses from our interest rate swaps, CDS on corporate indices, and total return swaps in the amount of $28.4 million partially offset by net realized and unrealized gains on our CDS on RMBS and CMBS indices and CDS on individual RMBS of $23.0 million.
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
Base Management Fees
Base management fee incurred, which is based on shareholders’ equity at the end of each quarter, increased to $5.7 million for the year ended December 31, 2011 from $4.9 million for the year ended December 31, 2010. The year-over-year increase was the result of our higher average capital base throughout 2011 as compared to 2010 resulting from the completion of our October 2010 initial public offering. We pay a base management fee of 1.5% per annum of shareholders’ equity.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, coupon interest on securities sold short and the related net accretion and amortization of purchased discounts and premiums on those short holdings and interest on our counterparties’ cash collateral held by us. We had average borrowed funds of $877.6 million and $508.8 million for the years ended December 31, 2011 and 2010, respectively. Our total interest expense, inclusive of interest expense on our counterparties’ cash collateral held by us, was $6.6 million for the year ended December 31, 2011 as compared to $3.8 million for the year ended December 31, 2010. Our total weighted average borrowing costs under our reverse repos was 0.69% for the year ended December 31, 2011 as compared to 0.70% for the year ended December 31, 2010. The increase in interest expense is mainly related to the increase in amounts borrowed (See “-Liquidity and Capital Resources”). For the year ended December 31, 2011, 77.5% of our average borrowings were related to our Agency holdings and 22.5% were related to our non-Agency holdings. For the comparable 2010 period, 76.4% of our average borrowings were related to our Agency holdings while 23.6% were related to our non-Agency holdings.
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
Net Realized and Unrealized Gains and Losses on Investments
During the year ended December 31, 2011, we had net realized and unrealized losses on investments of $28.8 million as compared to net realized and unrealized gains of $28.7 million for the year ended December 31, 2010. Net realized and unrealized losses on investments of $28.8 million for the year ended December 31, 2011 resulted principally from realized and unrealized losses on our non-Agency MBS as well as our TBAs, partially offset by realized and unrealized gains on Agency RMBS. Throughout 2011, our TBAs were held on a net short basis and were used primarily to hedge interest rate risk, mainly with respect to our Agency RMBS. Net gains on our Agency RMBS were $36.2 million while net losses on our non-Agency MBS and TBAs were $63.3 million. For most of 2011, valuations in the non-Agency MBS market trended downward–as much as 30% in certain sectors. This downward trend began in the second quarter of 2011 following the Federal Reserve’s decision to begin selling assets from its Maiden Lane II portfolio, and the subsequent difficulty of the market to absorb the supply from the ensuing sales. Concern for the creditworthiness of several European countries also dampened valuations in many “risk asset” sectors through the year, including non-Agency RMBS. Conversely, as market participants increased their appetites for U.S. Government-backed and GSE debt over the year, the prices of Agency RMBS rose, which provided gains on our Agency RMBS pools somewhat offset by the losses on our net short TBA positions. Our bias toward less prepayment-susceptible Agency RMBS pools also contributed to the gains recognized in that portfolio, especially in light of the substantial drop in mortgage rates.
Net realized and unrealized gains on investments of $28.7 million for the year ended December 31, 2010 resulted principally from realized and unrealized gains on our non-Agency as well as Agency RMBS partially offset by realized and unrealized losses on TBAs.

Net Realized and Unrealized Losses on Financial Derivatives
During the year ended December 31, 2011, we had net realized and unrealized losses on our financial derivatives of $5.6 million as compared to net realized and unrealized losses of $12.9 million for the year ended December 31, 2010. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasuries, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and corporate CDS, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $5.6 million on our financial derivatives for the year ended December 31, 2011 resulted from net losses related to our interest rate derivatives, partially offset by net gains from our credit hedges.
Our interest rate swaps and Eurodollar futures were negatively impacted by the decline in interest rates that occurred throughout most of the year. The benchmark five-year swap rate decreased to 1.22% at December 31, 2011 from 2.17% at December 31, 2010, and as a result, net realized and unrealized losses on our interest rate swaps and Eurodollar futures were $25.5 million.
Our credit hedges, on the other hand, had net realized and unrealized gains of $19.9 million. We recognized net realized and unrealized gains from our CDS on RMBS and CMBS indices and CDS on individual RMBS in the amount of $23.0 million; partially offsetting these gains, however, were net realized and unrealized losses on our total return swaps and CDS on corporate indices in the amount of $3.1 million. While the downward trend in non-Agency MBS prices had a negative impact on our non-Agency MBS investments through most of 2011, this downward trend had a positive impact on our credit hedges.
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
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining RMBS and other assets, making distributions in the form of dividends and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repo, reverse repo, TBA, and derivative contracts, repayment of reverse repo borrowings to the extent we are unable or unwilling to extend our reverse repos and payment of our general operating expenses. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our MBS and proceeds from the sale of securities), borrowings under reverse repos and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Year Ended December 31, 2012	$836,305	$905,718
Year Ended December 31, 2011	$877,647	$896,210

The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	As of December 31, 2012
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$301,177	33.3%
31 - 60 Days	260,933	28.8%
61 - 90 Days	238,911	26.4%
91 - 120 Days	—	—%
121 - 150 Days	12,025	1.3%
151 - 180 Days	92,672	10.2%
	$905,718	100.0%
Reverse repos involving underlying investments that we sold prior to December 31, 2012, for settlement following December 31, 2012, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to December 31, 2012 for which delivery of the borrowed funds is not scheduled until after December 31, 2012.
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
As of December 31, 2012 and December 31, 2011, we had $905.7 million and $896.2 million, respectively of borrowings outstanding under our reverse repos. As of December 31, 2012, the remaining terms on our reverse repos ranged from 10 to 180 days, with an average remaining term of 57 days. As of December 31, 2011, the remaining terms on our reverse repos ranged from 3 to 180 days, with an average remaining term of 33 days. Our reverse repo borrowings were with a total of ten counterparties as of December 31, 2012 and were with a total of nine counterparties as of December 31, 2011. As of December 31, 2012 the amount at risk outstanding in connection with reverse repos with Wells Fargo Bank, N.A. was $50.8 million or 10.03% of total shareholders’ equity. The weighted average maturity of the reverse repos with Wells Fargo Bank, N.A. was 180 days. As of December 31, 2011, we did not have an amount at risk under our reverse repos with a single counterparty greater than 10% of our shareholders’ equity. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of December 31, 2012 and December 31, 2011, our reverse repos had a weighted average borrowing rate of 0.77% and 0.82%, respectively. As of December 31, 2012, our reverse repos had interest rates ranging from 0.37% to 2.31%. As of December 31, 2011, our reverse repos had interest rates ranging from 0.08% to 2.56%. MBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.1 billion as of both December 31, 2012 and December 31, 2011. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll over/re-initiation of reverse repos and, if we are unable or unwilling to roll over/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Although we typically finance most of our holdings of Agency RMBS, as of December 31, 2012 and December 31, 2011, we held unencumbered Agency pools, on a settlement date basis, in the amount of $28.4 million and $27.4 million, respectively.
We held cash and cash equivalents of approximately $59.1 million and $62.7 million as of December 31, 2012 and December 31, 2011, respectively.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the year ended December 31, 2012, we paid total dividends in the amount of $47.4 million related to net income attributable to the year ended December 31, 2011 and the nine month period ended September 30, 2012. In February 2013, our Board of Directors approved a dividend related to the fourth quarter of 2012 in the amount of $0.77 per share and a special dividend for the 2012 fiscal year in the amount of $0.75 per share. These two dividends total approximately $31.9 million, and are both payable on March 15, 2013 to shareholders of record as of March 1, 2013. During the year ended December 31, 2011, we paid total dividends in the amount of $42.4 million related to net income attributable to the year ended December 31, 2010 and the nine month period ended September 30, 2011.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:

Year Ended December 31, 2012

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.70	$11,787	June 1, 2012	June 15, 2012
Second Quarter	$0.70	$14,244	August 31, 2012	September 17, 2012
Third Quarter	$0.70	$14,645	November 30, 2012	December 17, 2012
Fourth Quarter(1)	$1.52	$31,939	March 1, 2013	March 15, 2013

(1)	Includes special dividend for 2012 fiscal year in the amount of $0.75 per share.
Year Ended December 31, 2011:

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.40	$6,757	June 1, 2011	June 15, 2011
Second Quarter	$0.40	$6,752	September 1, 2011	September 15, 2011
Third Quarter	$0.40	$6,747	December 1, 2011	December 15, 2011
Fourth Quarter	$0.40	$6,735	March 1, 2012	March 15, 2012
Dividends are declared and paid on a quarterly basis in arrears.
For the year ended December 31, 2012, our operating activities used net cash in the amount of $51.4 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $9.5 million. Additionally we received net proceeds from the issuance of common shares of $87.8 million (after all offering costs) and proceeds from the issuance of securitized debt provided net cash of $1.5 million. Thus our operating activities, when combined with our reverse repo, common share issuance, and securitized debt financings, provided net cash of $47.5 million for the year ended December 31, 2012. In addition, we used $47.4 million to pay dividends, $3.4 million to repurchase common shares and $0.3 million for other non-operating activity-related uses. As a result there was a decrease in our cash holdings of $3.7 million from $62.7 million as of December 31, 2011 to $59.1 million as of December 31, 2012.
For the year ended December 31, 2011, our operating activities used net cash of $47.5 million. Additionally our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $118.5 million. Thus our operating activities, when combined with our reverse repo financing activities, provided net cash of $71.0 million for the year ended December 31, 2011. Of this $71.0 million, we used $42.4 million to pay dividends, our share repurchases used cash in the amount of $1.1 million, and we used $0.6 million to pay offering costs thereby increasing our cash holdings by $26.9 million from $35.8 million as of December 31, 2010 to $62.7 million as of December 31, 2011.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 5 of the notes to our consolidated financial statements.
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
As of December 31, 2012, we had an aggregate amount at risk under our reverse repos with ten counterparties of approximately $159.9 million and as of December 31, 2011, we had an aggregate amount at risk under our reverse repos with nine counterparties of approximately $169.7 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2012 and December 31, 2011 does not include approximately $2.5 million and $2.6 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2012, we had an aggregate amount at risk under our derivative contracts with eight counterparties of approximately $13.0 million. As of December 31, 2011, we had an aggregate amount at risk under our derivatives contracts with seven counterparties of approximately $10.8 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity includes, at December 31, 2012 and December 31, 2011 collateral posted by the Company and held by a third party custodian in the amount of approximately $7.1 million and $9.6 million, respectively.

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
As of December 31, 2012, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $1.4 million. As of December 31, 2011, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.6 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Off-Balance Sheet Arrangements
As of December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2012 and 2011 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. In the current record low interest rate environment, one might typically expect record high prepayment rates; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of prepayments is not nearly what would otherwise be expected. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment risk has been heightened by the Federal Reserve’s stated commitment to keep interest rates low in order to spur increased growth in the U.S. economy. The government sponsored HARP program, designed to encourage mortgage refinancings, has also become a factor in prepayment risk. Mortgage rates are currently at historic lows and it appears likely that refinancings will increase over the near to medium term, especially in light of government activities.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2012, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for a Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$4,310	$9,680	$(3,250)	$(5,439)
Non-Agency RMBS, CMBS, and Commercial Mortgage Loans	7,350	14,885	(7,165)	(14,146)
U.S. Treasury Securities, Interest Rate Swaps, and Eurodollar Futures	(6,298)	(12,820)	6,074	11,925
Mortgage-Related Derivatives	(691)	(1,091)	983	2,258
Repurchase Agreements and Reverse Repurchase Agreements	(413)	(479)	466	931
Total	$4,258	$10,175	$(2,892)	$(4,471)
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
The above analysis utilizes assumptions and estimates based on management’s judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2012 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See “-Special Note Regarding Forward-Looking Statements.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Ellington Financial LLC

In our opinion, the accompanying consolidated statement of assets, liabilities, and shareholders’ equity including the consolidated condensed schedule of investments, and the related consolidated statement of operations, consolidated statement of changes in shareholders’ equity and consolidated statement of cash flows present fairly, in all material respects, the financial position of Ellington Financial, LLC (“the Company”) at December 31, 2012 and December 31, 2011, and the results of its operations, the changes in shareholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 114 of the 2012 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, NY
March 14, 2013

Consolidated Financial Statements
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

	December 31, 2012	December 31, 2011
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$59,084	$62,737
Investments, financial derivatives, and repurchase agreements:
Investments at fair value (Cost – $1,328,153 and $1,234,203)	1,375,116	1,212,483
Financial derivatives – assets at fair value (Net cost – $65,860 and $118,281)	48,504	102,871
Repurchase agreements (Cost – $13,650 and $15,750)	13,650	15,750
Total investments, financial derivatives, and repurchase agreements	1,437,270	1,331,104
Deposits with dealers held as collateral	22,744	34,163
Receivable for securities sold	626,919	533,708
Interest and principal receivable	5,719	6,127
Other assets	379	216
Total Assets	$2,152,115	$1,968,055
LIABILITIES
Investments and financial derivatives:
Investments sold short at fair value (Proceeds – $621,048 and $459,013)	$622,301	$462,394
Financial derivatives – liabilities at fair value (Net proceeds – $13,171 and $9,636)	15,212	27,040
Total investments and financial derivatives	637,513	489,434
Reverse repurchase agreements	905,718	896,210
Due to brokers on margin accounts	30,954	79,735
Payable for securities purchased	57,333	127,517
Securitized debt (Proceeds – $1,311 and $0)	1,335	—
Accounts payable and accrued expenses	1,995	1,845
Base management fee payable	1,934	1,396
Incentive fee payable	7,343	—
Other payables	903	—
Interest and dividends payable	732	1,002
Total Liabilities	1,645,760	1,597,139
SHAREHOLDERS’ EQUITY	506,355	370,916
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,152,115	$1,968,055
ANALYSIS OF SHAREHOLDERS’ EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(20,370,469 and 16,447,651 shares issued and outstanding)	$497,373	$362,047
Additional paid-in capital – LTIP units	8,982	8,869
Total Shareholders’ Equity	$506,355	$370,916
PER SHARE INFORMATION:
Common shares	$24.86	$22.55

See Notes to the Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America
Long Investments (271.57%) (a) (n)
Mortgage-Backed Securities (269.68%)
Agency Securities (161.52%) (b)
Fixed Rate Agency Securities (157.46%)
Principal and Interest - Fixed Rate Agency Securities (148.21%)
$49,427	Federal National Mortgage Association Pool	3.50%	12/42	$52,864
45,304	Federal Home Loan Mortgage Corporation Pool	3.50%	11/42	48,596
35,601	Federal National Mortgage Association Pool	5.00%	7/37	38,657
21,338	Federal National Mortgage Association Pool	4.50%	12/41	23,268
18,227	Federal National Mortgage Association Pool	3.50%	8/42	19,552
17,845	Federal National Mortgage Association Pool	4.50%	9/41	19,459
17,634	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	19,218
17,621	Federal National Mortgage Association Pool	5.00%	8/41	19,201
17,113	Federal National Mortgage Association Pool	4.50%	10/41	18,661
15,869	Federal National Mortgage Association Pool	5.00%	3/41	17,430
14,911	Federal National Mortgage Association Pool	3.00%	10/42	15,642
14,242	Federal National Mortgage Association Pool	4.00%	8/42	15,407
13,519	Federal Home Loan Mortgage Corporation Pool	3.00%	10/42	14,157
11,985	Federal National Mortgage Association Pool	4.50%	9/41	12,994
11,942	Federal National Mortgage Association Pool	4.00%	11/41	12,848
11,003	Federal National Mortgage Association Pool	5.00%	7/41	12,058
10,576	Federal National Mortgage Association Pool	4.00%	1/42	11,355
9,576	Federal National Mortgage Association Pool	4.50%	4/26	10,338
9,002	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,772
8,321	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	9,038
7,395	Federal National Mortgage Association Pool	5.50%	10/39	8,075
7,428	Federal National Mortgage Association Pool	3.50%	10/42	7,984
7,352	Federal National Mortgage Association Pool	4.00%	7/26	7,888
6,324	Federal National Mortgage Association Pool	5.00%	6/41	6,891
5,929	Federal National Mortgage Association Pool	3.50%	5/42	6,356
5,689	Federal Home Loan Mortgage Corporation Pool	4.00%	5/42	6,141
5,592	Federal National Mortgage Association Pool	4.00%	10/41	6,079
5,642	Federal National Mortgage Association Pool	3.50%	11/42	6,020
5,494	Federal National Mortgage Association Pool	3.50%	8/42	5,862
5,085	Federal National Mortgage Association Pool	5.00%	10/41	5,534
5,085	Federal National Mortgage Association Pool	4.00%	4/42	5,531
5,045	Federal National Mortgage Association Pool	5.00%	11/40	5,497
5,025	Federal National Mortgage Association Pool	5.00%	7/41	5,444
4,944	Federal National Mortgage Association Pool	4.50%	8/41	5,361
4,911	Federal Home Loan Mortgage Corporation Pool	3.50%	9/42	5,242

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (148.21%) (continued)
$4,676	Federal National Mortgage Association Pool	4.00%	9/42	$5,059
4,725	Federal National Mortgage Association Pool	3.50%	7/42	5,042
4,699	Federal National Mortgage Association Pool	4.00%	6/26	5,041
4,513	Federal National Mortgage Association Pool	3.50%	11/42	4,828
4,465	Federal Home Loan Mortgage Corporation Pool	4.00%	2/42	4,787
4,456	Federal National Mortgage Association Pool	3.00%	7/27	4,710
4,261	Federal National Mortgage Association Pool	3.50%	11/42	4,573
4,009	Federal Home Loan Mortgage Corporation Pool	4.00%	11/41	4,303
3,964	Federal Home Loan Mortgage Corporation Pool	3.50%	11/42	4,229
3,926	Federal National Mortgage Association Pool	3.50%	8/42	4,189
3,798	Federal National Mortgage Association Pool	5.00%	10/35	4,172
3,864	Federal Home Loan Mortgage Corporation Pool	3.50%	10/42	4,116
3,728	Federal National Mortgage Association Pool	5.00%	6/40	4,062
3,726	Federal National Mortgage Association Pool	4.50%	12/41	4,040
3,763	Federal National Mortgage Association Pool	3.50%	6/27	4,022
3,766	Federal National Mortgage Association Pool	3.00%	8/27	3,980
3,606	Federal National Mortgage Association Pool	4.50%	4/42	3,941
3,526	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	3,848
3,534	Federal National Mortgage Association Pool	3.50%	12/42	3,770
3,442	Federal Home Loan Mortgage Corporation Pool	4.50%	9/41	3,737
3,483	Federal Home Loan Mortgage Corporation Pool	3.50%	11/42	3,712
3,419	Federal National Mortgage Association Pool	4.00%	4/42	3,706
3,404	Federal Home Loan Mortgage Corporation Pool	4.00%	1/42	3,653
3,344	Federal National Mortgage Association Pool	4.00%	9/42	3,618
3,415	Federal Home Loan Mortgage Corporation Pool	3.00%	11/42	3,573
3,288	Federal Home Loan Mortgage Corporation Pool	3.50%	2/42	3,518
3,182	Federal National Mortgage Association Pool	4.00%	8/42	3,440
3,095	Federal National Mortgage Association Pool	4.50%	11/41	3,355
3,053	Federal National Mortgage Association Pool	3.50%	11/42	3,262
2,931	Federal National Mortgage Association Pool	4.00%	8/42	3,178
2,947	Federal National Mortgage Association Pool	3.50%	7/27	3,145
2,921	Federal National Mortgage Association Pool	3.50%	6/27	3,123
2,828	Federal National Mortgage Association Pool	4.50%	10/41	3,076
2,605	Government National Mortgage Association	4.55%	10/62	2,977
2,676	Federal National Mortgage Association Pool	4.50%	10/41	2,901
2,566	Federal National Mortgage Association Pool	4.00%	8/42	2,774
2,490	Federal National Mortgage Association Pool	4.50%	8/42	2,719
2,497	Federal National Mortgage Association Pool	4.00%	9/42	2,699
2,519	Federal National Mortgage Association Pool	3.50%	11/42	2,690
2,520	Federal Home Loan Mortgage Corporation Pool	3.50%	11/42	2,685

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (148.21%) (continued)
$2,498	Federal National Mortgage Association Pool	3.50%	8/42	$2,679
2,500	Federal Home Loan Mortgage Corporation Pool	3.50%	1/42	2,667
2,452	Federal National Mortgage Association Pool	3.50%	11/42	2,619
2,377	Federal National Mortgage Association Pool	4.00%	6/42	2,564
69,330	Other Federal National Mortgage Association Pools	2.50% - 6.00%	3/26 - 1/43	74,508
19,340	Other Federal Home Loan Mortgage Corporation Pools	3.50% - 6.00%	4/26 - 12/42	20,744
				750,454
Interest Only - Fixed Rate Agency Securities (0.64%)
20,095	Other Federal National Mortgage Association	4.00% - 5.50%	1/36 - 10/40	1,920
10,426	Other Federal Home Loan Mortgage Corporation	5.00% - 5.50%	6/33 - 1/39	1,195
4,269	Other Government National Mortgage Association	5.50%	3/36	135
				3,250
TBA - Fixed Rate Agency Securities (8.61%)
18,950	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	1/13	20,232
16,600	Federal National Mortgage Association (15 Year)	3.00%	1/13	17,523
5,600	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	1/13	5,855
				43,610
Total Fixed Rate Agency Securities (Cost $789,964)				797,314
Floating Rate Agency Securities (4.06%)
Principal and Interest - Floating Rate Agency Securities (3.39%)
6,045	Federal National Mortgage Association Pool	5.08%	5/38	6,374
4,537	Federal National Mortgage Association Pool	3.14%	12/35	4,783
2,478	Federal National Mortgage Association Pool	5.69%	4/36	2,627
3,159	Other Federal National Mortgage Association Pools	4.93% - 5.50%	7/37 - 9/37	3,385
				17,169
Interest Only - Floating Rate Agency Securities (0.67%)
23,140	Resecuritization of Government National Mortgage Association (o)	4.28%	8/60	3,242
1,042	Other Federal National Mortgage Association	5.50%	8/36	152
				3,394
Total Floating Rate Agency Securities (Cost $19,979)				20,563
Total Agency Securities (Cost $809,943)				817,877

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (108.16%)
Principal and Interest - Private Label Securities (107.47%)
$850,320	Various	0.17% - 9.35%	5/19 - 5/47	$544,208
Total Principal and Interest - Private Label Securities (Cost $505,380)				544,208
Principal Only - Private Label Securities (0.46%)
5,800	Various	—%	8/30	2,320
Total Principal Only - Private Label Securities (Cost $2,242)				2,320
Interest Only - Private Label Securities (0.23%)
61,640	Various	0.50% - 2.00%	6/44 - 9/47	1,165
Total Interest Only - Private Label Securities (Cost $637)				1,165
Other Private Label Securities (0.00%)
158,348	Various	—%	6/37	—
Total Other Private Label Securities (Cost $429)				—
Total Private Label Securities (Cost $508,688)				547,693
Total Mortgage-Backed Securities (Cost $1,318,631)				1,365,570
Commercial Mortgage Loans (1.89%) (m)
10,225	Various	5.00% - 6.25%	11/13 - 5/39	9,546
Total Commercial Mortgage Loans (Cost $9,522)				9,546
Total Long Investments (Cost $1,328,153)				$1,375,116

Repurchase Agreements (2.70%) (a) (c)
$13,650	Bank of America Securities	0.20%	1/13	$13,650
	Collateralized by Par Value $13,000
	U.S. Treasury Note, Coupon 1.75%,
	Maturity Date 5/16
Total Repurchase Agreements (Cost $13,650)				$13,650

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-122.90%) (a)
TBA - Fixed Rate Agency Securities Sold Short (-120.22%) (d)
$(198,168)	Federal National Mortgage Association (30 Year)	3.50%	1/13	$(211,343)
(87,500)	Federal National Mortgage Association (30 Year)	5.00%	1/13	(94,794)
(77,730)	Federal National Mortgage Association (30 Year)	4.50%	1/13	(83,982)
(53,400)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	1/13	(56,804)
(34,510)	Federal National Mortgage Association (15 Year)	3.00%	1/13	(36,430)
(31,600)	Federal National Mortgage Association (30 Year)	3.00%	1/13	(33,128)
(16,500)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/13	(17,776)
(16,450)	Federal National Mortgage Association (15 Year)	3.50%	1/13	(17,460)
(15,718)	Federal National Mortgage Association (30 Year)	4.00%	1/13	(16,852)
(14,104)	Federal National Mortgage Association (15 Year)	4.00%	1/13	(15,096)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	1/13	(11,833)
(7,500)	Federal National Mortgage Association (30 Year)	5.50%	1/13	(8,148)
(2,500)	Federal National Mortgage Association (30 Year)	6.00%	1/13	(2,731)
(1,200)	Other Federal National Mortgage Association (15 Year)	2.50%	1/13	(1,255)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	1/13	(1,088)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$607,967)				(608,720)
U.S. Treasury Securities Sold Short (-2.68%)
(13,000)	U.S. Treasury Note	1.75%	05/16	(13,581)
Total U.S. Treasury Securities Sold Short (Proceeds -$13,081)				(13,581)
Total Investments Sold Short (Proceeds -$621,048)				$(622,301)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives - Assets (9.58%) (a)
Swaps (9.58%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Net Cost $135) (e)	Credit	$10,166	6/36 - 12/37	$765
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(42,121)	9/34 - 5/36	36,031
Credit Default Swaps on Asset-Backed Indices (h)	Credit	(66,829)	5/46 - 10/52	11,703
Interest Rate Swaps (i)	Interest Rates	(18,900)	10/17	5
Total Swaps (Net cost $65,860)				48,504
Total Financial Derivatives - Assets (Net cost $65,860)				$48,504
Financial Derivatives - Liabilities (-3.00%) (a)
Swaps (-2.99%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $12,736) (e)	Credit	30,050	12/49 - 2/51	$(12,751)
Interest Rate Swaps (f)	Interest Rates	2,500	11/22 - 12/22	(32)
Short Swaps:
Interest Rate Swaps (i)	Interest Rates	(220,000)	8/14 - 11/22	(1,092)
Credit Default Swaps on Asset-Backed Indices (h)	Credit	(7,792)	6/36 - 12/37	(717)
Credit Default Swaps on Corporate Bond Indices (j)	Credit	(67,500)	12/17	(484)
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(3,000)	3/35	(1)
Total Return Swaps (k)	Equity Market	(18,737)	9/13	(65)
Total Swaps (Net proceeds -$13,171)				(15,142)
Futures (-0.01%)
Short Futures:
Eurodollar Futures (l)	Interest Rates	(63,000)	3/13 - 9/13	(70)
Total Futures				(70)
Total Financial Derivatives - Liabilities (Net proceeds -$13,171)				$(15,212)

See Notes to Consolidated Financial Statements

 _________________

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At December 31, 2012, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 119.78%, 40.49%, and 1.25% of shareholders’ equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At December 31, 2012, the Company’s short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 105.27% and 14.95% of shareholders’ equity, respectively.

(e)	For long credit default swaps on asset-backed indices, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For short credit default swaps on asset-backed securities, the Company purchased protection.

(h)	For short credit default swaps on asset-backed indices, the Company purchased protection.

(i)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(j)	For short credit default swaps on corporate bond indices, the Company purchased protection.

(k)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(l)	Every $1,000,000 in notional value represents one contract.

(m)	Includes a loan with a fair value in the amount of $4.9 million where the maturity date may be extended through November 4, 2015 as well as a non-performing commercial whole loan.

(n)
The table below shows the Company’s long investment ratings from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+,” “-,” “1,” “2,” or “3.”

Rating Description	Percent of Shareholders’ Equity
Unrated but Agency-Guaranteed	161.52%
Aaa/AAA/AAA	0.01%
Aa/AA/AA	0.26%
A/A/A	1.02%
Baa/BBB/BBB	3.70%
Ba/BB/BB or below	102.40%
Unrated	2.66%

(o)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2011 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (185.76% ) (continued)
$6,955	Federal National Mortgage Association Pool	5.00%	6/41	$7,553
6,878	Federal National Mortgage Association Pool	5.00%	7/41	7,465
6,852	Federal National Mortgage Association Pool	5.00%	5/41	7,437
6,823	Federal National Mortgage Association Pool	5.00%	6/41	7,406
6,759	Federal National Mortgage Association Pool	4.00%	6/26	7,147
5,836	Federal National Mortgage Association Pool	5.00%	10/41	6,334
5,531	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	6,095
5,687	Federal National Mortgage Association Pool	4.00%	10/41	5,987
5,514	Federal National Mortgage Association Pool	5.00%	11/40	5,985
5,711	Federal National Mortgage Association Pool	3.50%	11/41	5,883
5,549	Federal Home Loan Mortgage Corporation Pool	4.00%	5/41	5,833
5,209	Federal National Mortgage Association Pool	4.50%	8/41	5,557
4,888	Federal National Mortgage Association Pool	5.00%	8/41	5,330
4,799	Federal National Mortgage Association Pool	5.00%	6/40	5,209
4,837	Federal National Mortgage Association Pool	4.50%	4/41	5,190
4,702	Federal National Mortgage Association Pool	5.00%	9/41	5,127
4,398	Federal Home Loan Mortgage Corporation Pool	3.50%	10/41	4,522
4,150	Federal National Mortgage Association Pool	5.00%	10/41	4,504
4,230	Federal National Mortgage Association Pool	4.00%	9/41	4,454
4,158	Federal Home Loan Mortgage Corporation Pool	4.00%	1/41	4,384
4,100	Federal National Mortgage Association Pool	4.50%	11/41	4,374
3,724	Federal Home Loan Mortgage Corporation Pool	4.50%	9/41	3,963
3,751	Federal National Mortgage Association Pool	3.50%	11/41	3,859
2,565	Federal National Mortgage Association Pool	5.00%	7/41	2,791
2,391	Federal National Mortgage Association Pool	5.00%	11/41	2,595
4,609	Other Federal National Mortgage Association Pools	6.00%	9/39 - 2/40	5,092
1,197	Other Federal Home Loan Mortgage Corporation Pool	6.00%	5/40	1,319
806	Other Government National Mortgage Association Pool	5.50%	3/41	907
				689,018
Interest Only - Fixed Rate Agency Securities (1.38%)
24,381	Other Federal National Mortgage Association	5.00% - 5.50%	1/36 - 10/40	2,734
13,937	Other Federal Home Loan Mortgage Corporation	5.00% - 5.50%	6/33 - 1/39	1,772
9,281	Other Government National Mortgage Association	5.50%	3/36	603
				5,109
TBA - Fixed Rate Agency Securities (8.64%)
30,500	Federal National Mortgage Association (30 Year)	4.00%	1/12	32,033
				32,033
Total Fixed Rate Agency Securities (Cost $718,177)				726,160

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2011 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (10.29%)
Principal and Interest - Floating Rate Agency Securities (10.23%)
$9,464	Federal National Mortgage Association Pool	5.10%	5/38	$9,969
6,675	Federal National Mortgage Association Pool	5.28%	12/35	7,027
6,627	Federal National Mortgage Association Pool	5.29%	2/38	6,954
3,364	Federal Home Loan Mortgage Corporation Pool	2.71%	7/34	3,524
3,261	Federal National Mortgage Association Pool	5.52%	7/37	3,493
3,247	Federal National Mortgage Association Pool	5.69%	4/36	3,441
1,906	Federal National Mortgage Association Pool	5.44%	9/37	2,023
1,444	Other Federal National Mortgage Association Pool	5.01%	10/33	1,525
				37,956
Interest Only - Floating Rate Agency Securities (0.06%)
1,476	Other Federal National Mortgage Association Pool	5.50%	8/36	228
				228
Total Floating Rate Agency Securities (Cost $37,594)				38,184
Total Agency Securities (Cost $755,771)				764,344
Private Label Securities (116.91%)
Principal and Interest - Private Label Securities (114.91%)
762,480	Various	0.35% - 9.35%	5/19 - 12/47	426,202
Total Principal and Interest - Private Label Securities (Cost $456,170)				426,202
Interest Only - Private Label Securities (0.48%)
76,167	Various	0.50% - 6.91%	7/35 - 9/47	1,774
Total Interest Only - Private Label Securities (Cost $1,471)				1,774
Other Private Label Securities (1.52%)
201,831	Various	—%	6/37 - 9/46	5,650
Total Other Private Label Securities (Cost $6,011)				5,650
Total Private Label Securities (Cost $463,652)				433,626
Total Mortgage-Backed Securities (Cost $1,219,423)				1,197,970
Commercial Mortgage Loans (1.19%) (n)
5,000	Various	6.25%	11/12	4,400
Total Commercial Mortgage Loans (Cost $4,789)				4,400
U.S. Treasury Securities (2.72%)
10,000	U.S. Treasury Note	2.00%	11/21	10,113
Total U.S. Treasury Securities (Cost $9,991)				10,113
Total Long Investments (Cost $1,234,203)				$1,212,483

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2011 (CONTINUED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (4.24%) (a) (c)
$15,750	Bank of America Securities Collateralized by Par Value $15,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16	0.01%	1/12	$15,750
Total Repurchase Agreements (Cost $15,750)				$15,750

Investments Sold Short (-124.66%) (a)
TBA - Fixed Rate Agency Securities Sold Short (-120.43%) (d)
$(147,700)	Federal National Mortgage Association (30 Year)	4.50%	1/12	$(157,185)
(114,200)	Federal National Mortgage Association (30 Year)	5.00%	1/12	(123,376)
(31,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/12	(33,316)
(30,400)	Federal Home Loan Mortgage Corporation (30 Year)	4.50%	1/12	(32,217)
(26,000)	Government National Mortgage Association (30 Year)	5.00%	1/12	(28,805)
(25,300)	Federal National Mortgage Association (15 Year)	4.00%	1/12	(26,688)
(13,500)	Federal National Mortgage Association (30 Year)	5.50%	1/12	(14,700)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	1/12	(11,727)
(8,400)	Federal National Mortgage Association (30 Year)	3.50%	1/12	(8,640)
(4,400)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	1/12	(4,517)
(2,500)	Federal National Mortgage Association (30 Year)	6.00%	1/12	(2,753)
(1,500)	Other Government National Mortgage Association (30 Year)	5.50%	1/12	(1,685)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	1/12	(1,098)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$443,893)				(446,707)
U.S. Treasury Securities Sold Short (-4.23%)
(15,000)	U.S. Treasury Note	1.75%	5/16	(15,687)
Total U.S. Treasury Securities Sold Short (Proceeds -$15,120)				(15,687)
Total Investments Sold Short (Proceeds -$459,013)				$(462,394)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2011 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives - Assets (27.73%) (a)
Swaps (27.73%) (e)
Long Swaps:
Interest Rate Swaps (g)	Interest Rates	$4,500	10/16	$68
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (h)	Credit	(74,787)	9/34 - 12/36	61,498
Credit Default Swaps on Asset-Backed Indices: (i)	Credit
ABX.HE AAA 2006-2 Index		(62,842)	5/46	35,542
Other		(19,800)	3/49 - 10/52	4,761
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(106,500)	12/16	963
Interest Rate Swaps (j)	Interest Rates	(25,000)	12/14	27
Total Swaps (Cost $118,281)				102,859
Futures (0.00%)
Short Futures:
Eurodollar Futures (m)	Interest Rates	(147,000)	3/12 - 9/13	12
Total Futures				12
Total Financial Derivatives - Assets (Cost $118,281)				$102,871
Financial Derivatives - Liabilities (-7.29%) (a)
Swaps (-7.29%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds -$9,636) (f)	Credit	$22,615	6/36 - 2/51	$(9,548)
Short Swaps:
Interest Rate Swaps (j)	Interest Rates	(280,400)	4/14 - 12/21	(17,218)
Total Return Swaps (l)	Equity Market	(20,571)	9/12 - 9/13	(274)
Total Swaps (Proceeds -$9,636)				(27,040)
Total Financial Derivatives - Liabilities (Proceeds -$9,636)				$(27,040)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2011 (CONCLUDED)

________________

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

(o)
The table below shows the ratings on the Company’s long investments from Moody’s, Standard and Poor’s, or Fitch, as well as the Company’s long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company’s long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a “+,” “-,” “1,” “2,” or “3.”

Rating Description	Percent of Shareholders’ Equity
U.S. Treasury Securities	2.72%
Unrated but Agency-Guaranteed	206.07%
Aaa/AAA/AAA	1.25%
Aa/AA/AA	1.88%
A/A/A	5.44%
Baa/BBB/BBB	3.46%
Ba/BB/BB or below	103.36%
Unrated	2.71%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$63,857	$63,540	$45,627
EXPENSES
Base management fee	6,835	5,744	4,910
Incentive fee	19,145	612	4,428
Share-based LTIP expense	135	147	1,987
Interest expense	7,799	6,647	3,826
Professional fees	1,386	1,630	1,952
Compensation expense	1,308	1,235	935
Insurance expense	720	711	1,114
Agency and administration fees	923	915	743
Custody and other fees	1,154	954	682
Directors’ fees and expenses	265	250	263
Total expenses	39,670	18,845	20,840
NET INVESTMENT INCOME	24,187	44,695	24,787
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	23,550	10,524	23,670
Swaps	(34,746)	17,400	5,761
Futures	(51)	(1,093)	(3,689)
Purchased Options	—	—	(581)
	(11,247)	26,831	25,161
Change in net unrealized gain (loss) on:
Investments	70,789	(39,321)	5,085
Swaps	13,499	(22,780)	(15,186)
Futures	(82)	902	182
Purchased Options	—	—	542
	84,206	(61,199)	(9,377)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	72,959	(34,368)	15,784
NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$97,146	$10,327	$40,571
NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$5.31	$0.61	$3.04

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
(In thousands)	Expressed in U.S. Dollars
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS
Net investment income	$24,187	$44,695	$24,787
Net realized gain (loss) on investments and financial derivatives	(11,247)	26,831	25,161
Change in net unrealized gain (loss) on investments and financial derivatives	84,206	(61,199)	(9,377)
Net increase in shareholders’ equity resulting from operations	97,146	10,327	40,571
CHANGE IN SHAREHOLDERS’ EQUITY RESULTING FROM SHAREHOLDER TRANSACTIONS
Net proceeds from the issuance of shares(1)	88,142	—	98,310
Shares issued in connection with incentive fee payment	1,180	203	528
Dividends paid(2)	(47,412)	(42,382)	(33,906)
Shares repurchased	(3,430)	(1,051)	—
Net offering costs	(322)	—	(3,612)
Share-based LTIP awards	135	147	1,987
Net increase (decrease) in shareholders’ equity from shareholder transactions	38,293	(43,083)	63,307
Net increase (decrease) in shareholders’ equity	135,439	(32,756)	103,878
SHAREHOLDERS’ EQUITY, BEGINNING OF PERIOD	370,916	403,672	299,794
SHAREHOLDERS’ EQUITY, END OF PERIOD	$506,355	$370,916	$403,672

(1)	Proceeds from the issuance of shares are net of underwriters’ discount in the amount of $1,852 and $2,940 for the years ended December 31, 2012 and 2010, respectively.

(2)	For the years ended December 31, 2012, 2011, and 2010, dividends totaling $ 2.50, $2.51, and $2.45, respectively, per common share and LTIP unit outstanding were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$97,146	$10,327	$40,571
Cash flows used in operating activities:
Reconciliation of the net increase in shareholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	(84,206)	61,199	9,377
Net realized (gain) loss on investments and financial derivatives	11,247	(26,831)	(25,161)
Amortization of premiums and accretion of discounts (net)	(13,010)	(9,012)	(6,643)
Purchase of investments	(2,345,880)	(3,510,693)	(2,738,252)
Proceeds from disposition of investments	2,166,238	3,456,869	2,193,660
Proceeds from principal payments of investments	142,617	105,974	111,279
Proceeds from investments sold short	938,699	903,545	814,444
Repurchase of investments sold short	(796,974)	(1,254,648)	(563,798)
Payments made to open financial derivatives	(91,019)	(150,437)	(310,677)
Proceeds received to close financial derivatives	126,207	255,346	211,160
Proceeds received to open financial derivatives	42,920	27,209	81,754
Payments made to close financial derivatives	(56,948)	(33,213)	(65,882)
Shares issued in connection with incentive fee payment	1,180	203	528
Share-based LTIP expense	135	147	1,987
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	2,100	9,934	(25,684)
(Increase) decrease in receivable for securities sold	(93,211)	265,434	(285,321)
(Increase) decrease in deposits with dealers held as collateral	11,419	(13,769)	2,677
(Increase) decrease in interest and principal receivable	408	(218)	3,389
Increase in other assets	(111)	—	—
Increase (decrease) in liabilities:
Increase (decrease) in due to brokers on margin accounts	(48,781)	(86,674)	59,926
Increase (decrease) in payable for securities purchased	(70,184)	(56,496)	142,368
Increase (decrease) in accounts payable and accrued expenses	98	(239)	1,101
Increase (decrease) in incentive fee payable	7,343	(1,422)	(853)
Increase in other payables	903	—	—
Increase (decrease) in interest and dividends payable	(270)	141	113
Increase (decrease) in base management fee payable	538	(129)	388
Net cash used in operating activities	(51,396)	(47,453)	(347,549)
Cash flows provided by financing activities:
Net proceeds from the issuance of shares(1)	88,142	—	98,310
Shares repurchased	(3,430)	(1,051)	—
Offering costs paid	(323)	(618)	(1,709)
Dividends paid	(47,412)	(42,382)	(33,906)

See Notes to Consolidated Financial Statements

Proceeds from issuance of securitized debt	1,522	—	—
Principal payments on securitized debt	(264)	—	—
Reverse repurchase agreements, net of repayments	9,508	118,450	217,782
Net cash provided by financing activities	47,743	74,399	280,477
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,653)	26,946	(67,072)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,737	35,791	102,863
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,084	$62,737	$35,791
Supplemental disclosure of cash flow information:
Interest paid	$8,040	$6,600	$3,631
Shares issued in connection with incentive fee payment (non-cash)	$1,180	$203	$528
Share-based LTIP awards (non-cash)	$135	$147	$1,987
Aggregate TBA trade activity (buys + sells) (non-cash)	$16,365,027	$21,558,273	$16,071,356

(1)	Proceeds from the issuance of shares are net of underwriters’ discount in the amount of $1,852 and $2,940 for the years ended December 31, 2012 and 2010, respectively.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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
Ellington Financial Management LLC (“EFM” or the “Manager”) is a registered investment advisor and a registered commodity pool operator that serves as the Manager to the Company pursuant to the terms of a management agreement (the “Management Agreement”). EFM is an affiliate of Ellington Management Group, L.L.C., an investment management firm that is registered as both an investment advisor and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.
See Note 13 for a description of the formation of an operating partnership of the Company and related transactions completed on (and effective as of) January 1, 2013, including the amendment of the Management Agreement.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for investment companies, ASC 946, Financial Services—Investment Companies (“ASC 946”). ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
(C) Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, or “MBS,” commercial mortgage loans, U.S. Treasury securities and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses. For non-performing commercial mortgage loans, purchase discounts are generally not amortized.
(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of December 31, 2012 and December 31, 2011, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation.
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
Swaps change in value with movements in interest rates or total return of the referenced securities. During the term of swap contracts, changes in value are recognized as unrealized gains or losses. When a contract is terminated, the Company realizes a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company’s basis in the contract, if any. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. Upfront payments paid/received by the Company to open swap contracts are recorded as an asset and/or liability on the Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity and are recorded as a realized gain or loss on the termination date. The Company may be required to deliver or receive cash or securities as collateral upon entering into swap transactions.
The Company’s swap contracts are generally governed by International Swaps and Derivatives Association, or “ISDA,” trading agreements, which are separately negotiated agreements with dealer counterparties. Changes in the relative value of the swap transactions may require the Company or the counterparty to post or receive additional collateral. Typically, a collateral payment or receipt is triggered based on the net change in the value of all contracts governed by a particular ISDA trading agreement. Collateral received from counterparties is included in Due to brokers on margin accounts on the Consolidated

Statement of Assets, Liabilities, and Shareholders’ Equity. Collateral paid to counterparties is included in Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity. Entering into swap contracts involves market risk in excess of amounts recorded on the Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity.
Futures Contracts: A futures contract is an agreement between two parties to buy and sell a financial instrument for a set price on a future date. The Company enters into Eurodollar futures contracts to hedge its interest rate risk. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day’s trading. Variation margin payments are made or received periodically, depending upon whether unrealized gains or losses are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company’s basis in the contract.
Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, interest rate swaps, total return swaps, and Eurodollar futures contracts.
Swap assets are included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity. Swap liabilities are included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized appreciation on futures contracts is included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity. Unrealized depreciation on futures contracts is included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity. For interest rate swaps, total return swaps, credit default swaps, and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 92%, 87%, 78%, and 57%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2012. For total return swaps, interest rate swaps, credit default swaps, and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 354%, 111%, 92%, and 65%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2011. The Company uses average monthly notional values outstanding to indicate the volume of activity with respect to these instruments.
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
(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. Interest on the value of repurchase and reverse repurchase agreements issued and outstanding is based upon competitive market rates at the time of issuance. The Company accounts for reverse repurchase agreements as collateralized borrowings. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. The Company enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Shareholders’ Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements netted in the consolidated financial statements.
Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At December 31, 2012, the Company’s open reverse repurchase agreements had remaining terms that averaged 57 days and ranged from 10 to 180 days and had interest rates that averaged 0.77% and ranged from 0.37% to 2.31%. At December 31, 2012, approximately 67% of open reverse repurchase agreements were with two counterparties. At December 31, 2011, the Company’s open reverse repurchase agreements had remaining terms that averaged 33 days and ranged from 3 to 180 days and had interest rates that averaged 0.82% and ranged from 0.08% to 2.56%. At December 31, 2011, approximately 73% of open reverse repurchase agreements were with four counterparties.

The Company follows the provisions of ASC 860-20, Sales of Financial Assets, which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. As of December 31, 2012 the Company had no seller financed holdings.
(H) Securitized Debt: The Company entered into a resecuritization transaction in January 2012, which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 820-10, the Company has elected to carry securitized debt at fair value. The asset subject to the resecuritization had a fair value of $2.4 million as of December 31, 2012 which is included on the Consolidated Condensed Schedule of Investments under Principal and Interest – Private Label Securities.
(I) Purchased Options: The Company may enter into options primarily to help mitigate overall market risk. When the Company purchases an option, an amount equal to the premium paid is recorded as an asset and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid. The Company had no purchased options outstanding as of December 31, 2012 and December 31, 2011.
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
The Company transacts in the forward settling To Be Announced MBS (“TBA”) market. The Company typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may “roll” its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2011, total assets included $32.0 million of TBAs as well as $443.7 million of receivable for securities sold relating to unsettled TBA sales.
As of December 31, 2012, total liabilities included $608.7 million of TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2011, total liabilities included $446.7 million of TBAs sold short as well as $32.5 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2012, the Company held on an aggregate basis a short position in TBAs of $565.1 million while at December 31, 2011, the Company held in aggregate a short position in TBAs of $414.7 million.
(K) Offering Costs/Underwriters’ Discount: Offering costs and underwriters’ discount are charged against shareholders’ equity.
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
The Company follows the provisions of ASC 740-10, Income Taxes (“ASC 740-10”), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2011, 2010, or 2009 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(R) Recent Accounting Pronouncements: On April 29, 2011, the FASB issued ASU No. 2011-3, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-3”). This modifies the criteria for determining when repurchase agreements and other similar transactions would be accounted for as financings (secured borrowings/lending agreements) as opposed to sales (purchases) with commitments to repurchase (resell). ASU 2011-3 is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-3 did not have a material impact on the Company’s consolidated financial statements.
On May 12, 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”) (“ASU 2011-4”). The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurement. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011. As a result of the adoption of this update, the Company has added disclosure to Note 3 about the significant unobservable inputs underlying its Level 3 assets and liabilities.
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

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013- 01”). The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU No. 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.
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
Level 3 valuation methodologies include (i) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment and default rate assumptions, (ii) the assessment of observable or reported recent trading activity and (iii) the solicitation of valuations from third parties (typically, broker-dealers). The Manager utilizes such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to such financial instruments.
The Manager seeks to obtain at least one third-party indicative valuation for each instrument, and often obtains multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. The Manager has been able to obtain third-party valuations on the vast majority of the Company’s assets and expects to continue to solicit third party valuations on substantially all assets in the future to the extent practical. Third-party valuations are not binding on the Manager; rather, the Manager uses its judgment, based on its own models, recent trading activity in the same or similar instruments, and the indicative valuations received from third parties to determine and assign fair values to our Level 3 assets. We believe that third-party valuations play an important role in ensuring that the Manager’s valuation determinations are fair and reasonable. The Manager’s valuation process is overseen by the Manager’s valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.

The table below reflects the value of the Company’s Level 1, Level 2 and Level 3 financial instruments at December 31, 2012:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$59,084	$—	$—	$59,084
Investments at fair value-
Agency residential mortgage-backed securities	$—	$811,233	$6,644	$817,877
Private label residential mortgage-backed securities	—	—	528,366	528,366
Private label commercial mortgage-backed securities	—	—	19,327	19,327
Commercial mortgage loans	—	—	9,546	9,546
Total investments at fair value	—	811,233	563,883	1,375,116
Financial derivatives-assets at fair value-
Credit default swaps on asset-backed securities	—	—	36,031	36,031
Credit default swaps on asset-backed indices	—	12,468	—	12,468
Interest rate swaps	—	5	—	5
Total financial derivatives-assets at fair value	—	12,473	36,031	48,504
Repurchase agreements	—	13,650	—	13,650
Total investments, financial derivatives-assets at fair value, and repurchase agreements	$—	$837,356	$599,914	$1,437,270
Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(622,301)	$—	$(622,301)
Financial derivatives-liabilities at fair value-
Credit default swaps on corporate indices	—	(484)	—	(484)
Credit default swaps on asset-backed indices	—	(13,468)	—	(13,468)
Credit default swaps on asset-backed securities	—	—	(1)	(1)
Interest rate swaps	—	(1,124)	—	(1,124)
Total return swaps	—	(65)	—	(65)
Unrealized depreciation on futures contracts	(70)	—	—	(70)
Total financial derivatives-liabilities at fair value	(70)	(15,141)	(1)	(15,212)
Securitized debt	—	—	(1,335)	(1,335)
Total investments sold short, financial derivatives-liabilities at fair value, and securitized debt	$(70)	$(637,442)	$(1,336)	$(638,848)
Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the year ended December 31, 2012.
The Company’s reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.

The following table identifies the significant unobservable inputs that affect the valuation of the Company’s Level 3 assets and liabilities as of December 31, 2012:

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities(1)	$527,031	Discounted Cash Flows	Yield	2.6%	29.1%	7.8%
			Projected Collateral Prepayments	0.7%	64.6%	22.7%
			Projected Collateral Losses	3.7%	79.7%	28.0%
			Projected Collateral Recoveries	0.0%	41.0%	21.4%
			Projected Collateral Scheduled Amortization	4.1%	90.4%	27.9%
						100.0%
Credit default swaps on asset-backed securities	36,030	Net Discounted Cash Flows	Projected Collateral Prepayments	8.7%	44.1%	18.7%
			Projected Collateral Losses	20.4%	57.1%	37.8%
			Projected Collateral Recoveries	12.2%	32.8%	19.3%
			Projected Collateral Scheduled Amortization	9.8%	35.5%	24.2%
						100.0%
Private label commercial mortgage-backed securities and Commercial mortgage loans	28,873	Discounted Cash Flows	Yield	5.2%	17.9%	9.5%
			Projected Collateral Losses	0.0%	25.1%	3.9%
			Projected Collateral Recoveries	0.0%	88.9%	20.5%
			Projected Collateral Scheduled Amortization	0.0%	100.0%	75.6%
						100.0%
Agency interest only residential mortgage-backed securities	6,644	Option Adjusted Spread (“OAS”)	LIBOR OAS (2)	816	7,558	1,189
			Projected Collateral Prepayments	81.0%	100.0%	92.7%
			Projected Collateral Scheduled Amortization (3)	0.0%	19.0%	7.3%
						100.0%

(1)	Includes securitized debt with a fair value of $1.3 million as of December 31, 2012.

(2)	Shown in basis points.

(3)	For simplicity of presentation, net negative amortization is disregarded.
Collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral’s current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument’s bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. The Company uses a LIBOR Option Adjusted Spread (“OAS”) valuation methodology to value its Agency interest only RMBS assets. In the LIBOR OAS methodology, cash flows are projected using Ellington’s models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
Material changes in any of the inputs above in isolation could result in a significant change to reported fair value measurements. Additionally, fair value measurements are impacted by the interrelationships of these inputs. For example, a higher expectation of collateral prepayments will generally be accompanied by a lower expectation of collateral losses. Conversely, higher losses will generally be accompanied by lower prepayments. Because the Company’s credit default swaps on asset-backed security holdings represent credit default swap contracts whereby the Company has purchased credit protection, such default swaps on asset-backed securities generally have the directionally opposite sensitivity to prepayments, losses, and recoveries as compared to the Company’s long securities holdings. Prepayments do not represent a significant input for the Company’s commercial mortgage-backed securities and commercial mortgage loans. Losses and recoveries do not represent a significant input for the Company’s Agency RMBS interest only securities, given the guarantee of the issuing government agency or government-sponsored enterprise.
The table below reflects the value of the Company’s Level 1, Level 2, and Level 3 financial instruments at December 31, 2011:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$62,737	$—	$—	$62,737
Investments at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$769,120	$5,337	$774,457
Private label residential mortgage-backed securities	—	—	417,533	417,533
Private label commercial mortgage-backed securities	—	—	16,093	16,093
Commercial mortgage loans	—	—	4,400	4,400
Total investments at fair value	—	769,120	443,363	1,212,483
Financial derivatives-assets at fair value-
Credit default swaps on corporate indices	—	963	—	963
Credit default swaps on asset-backed securities	—	—	61,498	61,498
Credit default swaps on asset-backed indices	—	40,303	—	40,303
Interest rate swaps	—	95	—	95
Unrealized appreciation on futures contracts	12	—	—	12
Total financial derivatives-assets at fair value	12	41,361	61,498	102,871
Repurchase agreements	—	15,750	—	15,750
Total investments, financial derivatives-assets at fair value, and repurchase agreements	$12	$826,231	$504,861	$1,331,104
Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(462,394)	$—	$(462,394)
Financial derivatives-liabilities at fair value-
Credit default swaps on asset-backed indices	—	(9,548)	—	(9,548)
Total return swaps	—	(274)	—	(274)
Interest rate swaps	—	(17,218)	—	(17,218)
Total financial derivatives-liabilities at fair value	—	(27,040)	—	(27,040)
Total investments sold short and financial derivatives-liabilities at fair value	$—	$(489,434)	$—	$(489,434)
Investments under the U.S. Treasury and Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the year ended December 31, 2011.

The Company’s reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.
The tables below include a roll-forward of the Company’s financial instruments for the year ended December 31, 2012, 2011, and 2010 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2012

(In thousands)	Beginning Balance as of December 31, 2011	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2012
Assets:
Investments at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$5,337	$(2,277)	$111	$(568)	$5,201	$(1,160)	$—	$6,644
Private label residential mortgage-backed securities	417,533	21,896	15,657	69,286	323,554	(319,560)	—	528,366
Private label commercial mortgage-backed securities	16,093	570	7,619	(255)	110,752	(115,452)	—	19,327
Commercial mortgage loans	4,400	87	—	413	4,646	—	—	9,546
Total investments at fair value	443,363	20,276	23,387	68,876	444,153	(436,172)	—	563,883
Financial derivatives- assets at fair value-
Credit default swaps on asset-backed securities	61,498	—	(1,164)	3,218	10,840	(38,361)	—	36,031
Total financial derivatives- assets at fair value	61,498	—	(1,164)	3,218	10,840	(38,361)	—	36,031
Total investments and financial derivatives-assets at fair value	$504,861	$20,276	$22,223	$72,094	$454,993	$(474,533)	$—	$599,914
Liabilities:
Financial derivatives- liabilities at fair value-
Credit default swaps on asset-backed securities	$—	$—	$(79)	$(1)	$—	$79	$—	$(1)
Total financial derivatives- liabilities at fair value	$—	$—	$(79)	$(1)	$—	$79	$—	$(1)
Securitized Debt:
Securitized debt	$—	$(55)	$—	$(23)	$265	$(1,522)	$—	$(1,335)
Total securitized debt	$—	$(55)	$—	$(23)	$265	$(1,522)	$—	$(1,335)
Total financial derivatives- liabilities at fair value and securitized debt	$—	$(55)	$(79)	$(24)	$265	$(1,443)	$—	$(1,336)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2012, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2012. For Level 3 financial instruments held by the Company at December 31, 2012, change in net unrealized gain (loss) of $52.4 million, $(10.8) million, $(1.0) thousand, and $(0.02) million, for the year ended December 31, 2012 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 30, 2011

(In thousands)	Beginning Balance as of December 31, 2010	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2011
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$—	$(1,457)	$97	$(2,078)	$9,930	$(1,155)	$—	$5,337
Private label residential mortgage-backed securities	338,839	16,259	17,246	(43,559)	342,360	(253,612)	—	417,533
Private label commercial mortgage-backed securities	1,850	539	1,121	(2,987)	27,564	(11,994)	—	16,093
Commercial mortgage loans	—	114	—	(389)	4,675	—	—	4,400
Total investments at fair value	340,689	15,455	18,464	(49,013)	384,529	(266,761)	—	443,363
Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	102,850	—	9,969	(5,721)	5,942	(51,542)	—	61,498
Total financial derivatives- assets at fair value	102,850	—	9,969	(5,721)	5,942	(51,542)	—	61,498
Total investments and financial derivatives- assets at fair value	$443,539	$15,455	$28,433	$(54,734)	$390,471	$(318,303)	$—	$504,861
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2011, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2011. For Level 3 financial instruments held by the Company at December 31, 2011, change in net unrealized gain (loss) of $(39.6) million and $(14.2) million for the year ended December 31, 2011 relate to investments and financial derivatives–assets, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2010

(In thousands)	Beginning Balance as of December 31, 2009	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases	Sales	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2010
Assets:
Investments at fair value-
Private label residential mortgage-backed securities	$210,364	$11,632	$22,933	$20,083	$324,286	$(250,459)	$—	$338,839
Private label commercial mortgage-backed securities	—	(13)	—	13	1,850	—	—	1,850
Total investments at fair value	210,364	11,619	22,933	20,096	326,136	(250,459)	—	340,689
Financial derivatives- assets at fair value -
Credit default swaps on corporate bonds	8,476	—	(2,281)	(2,650)	1,713	(5,258)	—	—
Credit default swaps on asset-backed securities	95,199	—	11,415	(20,085)	45,369	(29,048)	—	102,850
Other swaps	257	—	335	(257)	—	(335)	—	—
Total financial derivatives- assets at fair value	103,932	—	9,469	(22,992)	47,082	(34,641)	—	102,850
Total investments and financial derivatives-assets at fair value	$314,296	$11,619	$32,402	$(2,896)	$373,218	$(285,100)	$—	$443,539
Liabilities:
Financial derivatives-liabilities at fair value
Credit default swaps on asset-backed securities	$(10,548)	$—	$(1,657)	$3,881	$8,324	$—	$—	$—
Total financial derivatives-liabilities at fair value	$(10,548)	$—	$(1,657)	$3,881	$8,324	$—	$—	$—
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2010, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2010. For Level 3 financial instruments held by the Company at December 31, 2010, change in net unrealized gain (loss) of $18.9 million and $(21.0) million for the year ended December 31, 2010 relate to investments and financial derivatives–assets, respectively.

4. Financial Derivatives
Gains and losses on the Company’s derivative contracts for the years ended December 31, 2012, 2011, and 2010 are summarized in the tables below:
December 31, 2012:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2012	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2012
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$(1,164)	$3,218
Credit default swaps on asset-backed indices	Credit	(14,870)	(5,887)
Credit default swaps on corporate bond indices	Credit	(1,548)	570
Interest rate swaps	Interest Rates	169	(91)
Eurodollar futures	Interest Rates	(51)	(11)
		(17,464)	(2,201)
Financial derivatives - liabilities
Credit default swaps on asset-backed securities	Credit	(79)	(1)
Credit default swaps on asset-backed indices	Credit	9,665	(491)
Credit default swaps on corporate bond indices	Credit	(579)	(122)
Total return swaps	Equity Market	(3,563)	209
Interest rate swaps	Interest Rates	(22,777)	16,094
Eurodollar futures	Interest Rates	—	(71)
		(17,333)	15,618
Total		$(34,797)	$13,417
December 31, 2011:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2011	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2011
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$9,969	$(5,721)
Credit default swaps on asset-backed indices	Credit	3,751	192
Credit default swaps on corporate bond indices	Credit	(709)	(570)
Interest rate swaps	Interest Rates	(195)	(1,699)
Eurodollar futures	Interest Rates	1	12
		12,817	(7,786)
Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	14,319	474
Credit default swaps on corporate bond indices	Credit	(297)	359
Total return swaps	Equity Market	(1,599)	(274)
Interest rate swaps	Interest Rates	(7,839)	(15,541)
Eurodollar futures	Interest Rates	(1,094)	890
		3,490	(14,092)
Total		$16,307	$(21,878)

December 31, 2010:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2010	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2010
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$11,415	$(20,085)
Credit default swaps on asset-backed indices	Credit	(7,904)	3,613
Credit default swaps on corporate bonds	Credit	(2,281)	(2,650)
Other swaps	Interest Rates	335	(257)
Interest rate swaps	Interest Rates	1	1,686
		1,566	(17,693)
Financial derivatives - liabilities
Credit default swaps on asset-backed securities	Credit	(1,657)	3,881
Credit default swaps on asset-backed indices	Credit	9,324	(572)
Credit default swaps on corporate bond indices	Credit	(1,101)	787
Total return swaps	Equity Market	(854)	88
Interest rate swaps	Interest Rates	(1,517)	(1,677)
Eurodollar futures	Interest Rates	(3,689)	182
		506	2,689
Total		$2,072	$(15,004)
As of December 31, 2012 and December 31, 2011, the Company was a party to credit derivatives contracts in the form of credit default swaps on mortgage/asset-backed indices (ABX and CMBX indices or “ABS indices”). As a seller of credit protection via ABS indices, the Company receives periodic payments at fixed rates from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a “credit event” with respect to underlying reference assets. Written credit derivatives held by the Company at December 31, 2012 and December 31, 2011, respectively, are summarized below:

Credit Default Swaps on Asset Backed Indices	Amount at December 31, 2012	Amount at December 31, 2011
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(11,986)	$(9,548)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(717)	$—
Notional Amount of Written Credit Derivatives (2)	$(40,216)	$(22,615)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$7,792	$—

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

Unless terminated by mutual agreement by both the buyer and seller, ABS index contracts typically terminate at the date that all of the underlying reference assets are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of the underlying reference assets have deteriorated, the percentage of notional values paid up front (“points up front”) is frequently used as an indication of ABS index risk. ABS index credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract in order to write protection on the reference assets underlying the Company’s ABS index contracts. Periodic payment rates at December 31, 2012 on ABS index contracts where the Company wrote protection range between 35 and 458 basis points on contracts that were outstanding at this date. Periodic payment rates at December 31, 2011 on ABS index contracts where the Company wrote protection range between 350 and 442 basis points on contracts that were outstanding at this date. Total net up-front payments received relating to ABS index contracts outstanding at December 31, 2012 and December 31, 2011 were $12.6 million and $9.6 million, respectively.
5. Base Management Fee and Incentive Fee
Pursuant to the Management Agreement (as it may be amended from time to time), the Manager manages the assets, operations, and affairs of the Company, in consideration of which the Company pays the Manager management and incentive fees.
Effective January 1, 2013 and as further described in Note 13, the Company formed a new operating subsidiary, and together with such operating subsidiary the Company entered into a Fourth Amended and Restated Management Agreement with the Manager, which replaces and supersedes the Third Amended and Restated Management Agreement, which was the Management Agreement that became effective August 2, 2011. The Fourth Amended and Restated Management Agreement causes, effective for all fiscal quarters beginning on or after January 1, 2013, base management fees and incentive fees to be calculated at the new operating subsidiary level (as opposed to at the Company level).
The descriptions of the Base Management Fees and Incentive Fees that follow below are those that were in effect for the three year period ended December 31, 2012.
Base Management Fees
The Manager receives an annual base management fee in an amount equal to 1.50% per annum of the Company’s shareholders’ equity as of the end of each fiscal quarter (before deductions for base management fee and incentive fee payable with respect to such fiscal quarter). The base management fee is payable quarterly in arrears.
Summary information—For the years ended December 31, 2012, 2011, and 2010, the total base management fee incurred by the Company was $6.8 million, $5.7 million, and $4.9 million, respectively.
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
For purposes of calculating the incentive fee, the “Loss Carryforward” as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in shareholders’ equity from operations (expressed as a positive number) or net decrease in shareholders’ equity from operations (expressed as a negative number) for such fiscal quarter. As of December 31, 2012, there was no Loss Carryforward.
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
Summary information—Total incentive fee incurred for the years ended December 31, 2012, 2011, and 2010 was $19.1 million, $0.6 million, and $4.4 million, respectively.
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
Since inception, the Company has awarded 24,096 Individual LTIP units to the Company’s independent directors, including 5,346 Individual LTIP units granted on September 12, 2012, and 8,000 Individual LTIP units to certain of its dedicated personnel, including 2,500 Individual LTIP units granted on December 12, 2012. The vesting period for awards issued under the Individual LTIP units has generally been one year from the date of grant. Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Since inception the total expense associated with the Individual LTIP units awarded is $0.5 million. Total expense associated with Individual LTIPs for the years ended December 31, 2012, 2011, and 2010 are $0.14 million, $0.15 million, and $0.10 million respectively. Since inception, 10,000 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders’ equity.
If all of the LTIP units that have previously been issued were to be fully vested and exchanged for common shares as of December 31, 2012, 2011, and 2010, the Company’s issued and outstanding common shares would increase to 20,767,565, 16,838,151, and 16,883,342 shares, respectively, resulting in shareholders’ equity per share of $24.38, $22.03, and $23.91, at December 31, 2012, 2011, and 2010, respectively.
Detailed below is a roll-forward of the Company’s LTIP units outstanding for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2011, 12/31/2010, and 12/31/2009, respectively)	375,000	15,500	390,500	375,000	10,000	385,000	375,000	7,500	382,500
Granted	—	7,846	7,846	—	6,750	6,750	—	6,250	6,250
Exercised	—	(1,250)	(1,250)	—	(1,250)	(1,250)	—	(3,750)	(3,750)
LTIP Units Outstanding(12/31/2012, 12/31/2011, and 12/31/2010, respectively)	375,000	22,096	397,096	375,000	15,500	390,500	375,000	10,000	385,000
LTIP Units Vested and Outstanding (12/31/2012, 12/31/2011, and 12/31/2010, respectively)	375,000	14,250	389,250	375,000	8,750	383,750	375,000	3,750	378,750
7. Common Share Capitalization
On August 20, 2012 the Company completed a public offering of 3.5 million common shares. The offering generated net proceeds to the Company of $76.7 million. On September 12, 2012 the Company issued an additional 525,000 common shares in connection with the exercise of the 15% overallotment option by underwriters as part of the Company’s public offering which closed on August 20, 2012. The exercise of the overallotment resulted in net proceeds to the Company of an additional $11.1 million. Net proceeds are after underwriters’ discount and offering costs.
Dividends are declared and paid on a quarterly basis in arrears. During each of the years ended December 31, 2012, 2011 and 2010 the Board of Directors authorized four dividends totaling $2.50 per share, $2.51 per share, and $2.45 per share, respectively. Total amount of dividends paid during the years ended December 31, 2012, 2011, and 2010 was $47.4 million, $42.4 million, and $33.9 million, respectively.
Detailed below is a roll-forward of the Company’s common shares outstanding for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Common Shares Outstanding (12/31/2011, 12/31/2010, and 12/31/2009, respectively)	16,447,651	16,498,342	11,972,113
Share Activity:
Shares issued	4,025,000	—	4,500,000
Shares repurchased	(156,639)	(60,980)	—
Shares issued in connection with incentive fee payment	53,207	9,039	22,479
Director LTIP units exercised	1,250	1,250	3,750
Common Shares Outstanding (12/31/2012, 12/31/2011, and 12/31/2010, respectively)	20,370,469	16,447,651	16,498,342
On August 4, 2011, the Company’s Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company’s discretion, subject to applicable law, share availability, price, and the Company’s financial performance, among other considerations. On December 21, 2012, the Company repurchased 156,639 common shares in a privately negotiated unsolicited transaction at a price of $21.90 per share for a total purchase price of $3.4 million. As of December 31, 2012, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.

8. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Year Ended December 31,
	2012	2011	2010
(In thousands except share amounts)
Net increase in shareholders’ equity resulting from operations	$97,146	$10,327	$40,571
Net increase in shareholders’ equity resulting from operations available to common share and LTIP holders:	97,146	10,327	40,571
Net increase in shareholders’ equity resulting from operations - common shares	95,064	10,090	39,411
Net increase in shareholders’ equity resulting from operations - LTIPs	2,082	237	1,160
Dividends Paid(1):
Common shares	(46,433)	(41,414)	(32,972)
LTIPs	(979)	(968)	(934)
Total dividends paid to common share and LTIP holders	(47,412)	(42,382)	(33,906)
Undistributed earnings:
Common shares	48,631	(31,324)	6,439
LTIPs	1,103	(731)	226
Total undistributed earnings attributable to common share and LTIP holders	$49,734	$(32,055)	$6,665
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	17,897,996	16,497,983	12,958,969
Weighted average participating LTIPs	391,944	385,973	381,339
Basic earnings per common share:
Distributed	$2.59	$2.51	$2.54
Undistributed	2.72	(1.90)	0.50
	$5.31	$0.61	$3.04
Diluted earnings per common share:
Distributed	$2.59	$2.51	$2.54
Undistributed	2.72	(1.90)	0.50
	$5.31	$0.61	$3.04

(1)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year’s earnings.
9. Counterparty Risk
As of December 31, 2012, investments with an aggregate value of approximately $1.1 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $13.8 million that were sold prior to period end but for which such sale had not settled as of December 31, 2012.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.1 billion in collateral for various reverse repurchase agreements as of December 31, 2012. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $271.7 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Deutsche Bank	32%
Royal Bank of Canada	28%

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company’s Deposits with dealers held as collateral account as of December 31, 2012:

Dealer	% of Total Deposits with Dealers Held as Collateral
Citigroup	41%
Bank of America	30%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company’s Receivable for securities sold as of December 31, 2012:

Dealer	% of Total Receivable for Securities Sold
Royal Bank of Scotland	28%
Barclays Capital Inc.	24%
CS First Boston	21%
10. Contingencies and Commitments
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company’s maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2012 and December 31, 2011.
11. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning Shareholders’ Equity Per Share (12/31/2011, 12/31/2010, and 12/31/2009, respectively)	$22.55	$24.47	$25.04
Net Investment Income	1.35	2.71	1.91
Net Realized/Unrealized Gains (Losses)	4.08	(2.08)	1.22
Results of Operations (1)	5.43	0.63	3.13
Dividends Paid	(2.50)	(2.51)	(2.45)
Weighted Average Share Impact on Dividends Paid (2)	(0.15)	(0.06)	(0.17)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs) and Share Repurchases	(0.47)	0.02	(1.08)
Ending Shareholders’ Equity Per Share (12/31/2012, 12/31/2011, and 12/31/2010, respectively) (3)	$24.86	$22.55	$24.47
Shares Outstanding, end of period	20,370,469	16,447,651	16,498,342

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 8).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP unit holders.

(3)
If all LTIP units previously issued were vested and exchanged for common shares as of December 31, 2012, 2011, and 2010, shareholders’ equity per share would be $24.38, $22.03, and $23.91, respectively.

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

The following table illustrates the Company’s total return for the periods presented based on net asset value:
Net Asset Based Total Return for a Shareholder: (1)

	Year Ended December 31, 2012(2)	Year Ended December 31, 2011(2)	Year Ended December 31, 2010
Total Return	22.16%	2.43%	7.79%

(1)
Total return is calculated for all shareholders’ equity accounts taken as a whole for each period. Total return is calculated assuming reinvestment of all distributions at shareholders’ equity per share during the period.

(2)
Total return includes the accretive effect of the share repurchase. Had this not been included, total return after incentive fee for the years ended December 31, 2012 and 2011 would have been 22.05% and 2.34%, respectively.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP units: (1)

Year Ended December 31, 2012
Total Return	19.82%

(1)
Total return is calculated assuming all LTIP units had been converted into common shares at December 31, 2012. Total return represents all shareholders’ equity accounts outstanding for the entire period. LTIP units outstanding at December 31, 2012 totaled 397,096 and represent 1.91% of total shares and LTIP units outstanding as of that date.

Market Based Total Return for a Shareholder:
For the years ended December 31, 2012 and 2011, the Company’s market based total return based on the closing price as reported by the New York Stock Exchange was 46.99% and (13.04)%, respectively. For the period October 8, 2010, the first public trading date of the Company’s shares, through December 31, 2010, market based total return (using the opening price of $21.50 on October 8, 2010 as the beginning point) was 7.16%. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Shareholders’ Equity: (1)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Investment Income (2)	5.59%	11.58%	7.66%

(1)	Average shareholders’ equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.
Expense Ratios to Average Shareholders’ Equity: (1)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating expenses before incentive fee and interest expense	(2.94)%	(3.00)%	(3.89)%
Incentive fee	(4.43)%	(0.16)%	(1.37)%
Interest expense	(1.80)%	(1.72)%	(1.18)%
Total Expenses	(9.17)%	(4.88)%	(6.44)%

(1)	Average shareholders’ equity is calculated using month end values.

12. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the years ended December 31, 2012 and 2011.

	Three Month Period Ended March 31, 2012	Three Month Period Ended June 30, 2012	Three Month Period Ended September 30, 2012	Three Month Period Ended December 31, 2012
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$15,733	$16,045	$15,426	$16,653
EXPENSES
Base management fee	1,492	1,497	1,913	1,933
Incentive fee	—	2,312	9,491	7,342
Interest expense	1,832	1,992	1,936	2,039
Other operating expenses	1,449	1,422	1,354	1,666
Total expenses	4,773	7,223	14,694	12,980
NET INVESTMENT INCOME	10,960	8,822	732	3,673
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on investments and financial derivatives	(11,789)	(11,280)	4,943	6,879
Change in net unrealized gain (loss) on investments and financial derivatives	32,884	13,226	23,862	14,234
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	21,095	1,946	28,805	21,113
NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$32,055	$10,768	$29,537	$24,786
NET INCREASE IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.90	$0.64	$1.59	$1.19

	Three Month Period Ended March 31, 2011	Three Month Period Ended June 30, 2011	Three Month Period Ended September 30, 2011	Three Month Period Ended December 31, 2011
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$15,849	$16,652	$15,597	$15,442
EXPENSES
Base management fee	1,481	1,449	1,418	1,396
Incentive fee	612	—	—	—
Interest expense	1,543	1,603	1,627	1,874
Other operating expenses	1,615	1,526	1,575	1,126
Total expenses	5,251	4,578	4,620	4,396
NET INVESTMENT INCOME	10,598	12,074	10,977	11,046
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on investments and financial derivatives	11,604	(3,916)	7,974	11,169
Change in net unrealized gain (loss) on investments and financial derivatives	(11,095)	(9,479)	(20,111)	(20,514)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	509	(13,395)	(12,137)	(9,345)
NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$11,107	$(1,321)	$(1,160)	$1,701
NET INCREASE (DECREASE) IN SHAREHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.66	$(0.08)	$(0.07)	$0.10
13. Subsequent Events
On January 1, 2013 the Company completed the formation of a new operating partnership subsidiary, Ellington Financial Operating Partnership LLC (“EFCOP”) into which the Company contributed all assets (including its wholly owned subsidiaries EF Securities LLC and EF Mortgage LLC which are described in Note 1 of the Notes to Consolidated Financial Statements). In connection with the formation of EFCOP, EMG Holdings, L.P., an affiliate of the Manager, purchased a 1% ownership interest in EFCOP for approximately $4.7 million in cash. The Company currently conducts all of its operations and business activities through EFCOP. EFCOP is governed by a Limited Liability Company Operating Agreement dated as of January 1, 2013 with its members. The Company is the Managing Member of EFCOP. EMG Holdings L.P.’s ownership interest in EFCOP is in the form of common operating partnership units, which are entitled to receive the same distributions as common shares of the Company and are convertible into common shares of the Company on a one-for-one basis following the expiration of a two year holding period subject to certain restrictions. Common operating partnership units are non-voting with respect to matters as to which Company shareholders are entitled to a vote.
Also effective January 1, 2013, the Company and the EFCOP entered into a Fourth Amended and Restated Management Agreement with the Manager, which replaces and supersedes the Third Amended and Restated Management Agreement. The Fourth Amended and Restated Management Agreement was adopted and executed for the primary purpose of making EFCOP a party to the Management Agreement and to cause, effective for all fiscal quarters beginning on or after January 1, 2013, base management fees and incentive fees to be calculated at the EFCOP level (as opposed to at the Company level).
On February 12, 2013, the Company’s Board of Directors approved a dividend for the fourth quarter of 2012 in the amount of $0.77 per share as well as a special dividend for the 2012 fiscal year in the amount of $0.75. Both dividends are payable on March 15, 2013 to shareholders of record as of March 1, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
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
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management believes that our internal control over financial reporting was effective as of December 31, 2012.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 73 of this annual report on Form 10-K.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2013 annual shareholders’ meeting.
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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website at www.ellingtonfinancial.com under the, “For Our Shareholders-Corporate Governance” section of the website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2013 annual shareholders’ meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2013 annual shareholders’ meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2013 annual shareholders’ meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2013 annual shareholders’ meeting.
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

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

10.1	Fourth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of January 1, 2013.

10.2	Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013.

10.3†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.4†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.6†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**
The following financial information from Ellington Financial LLC’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL LLC.
Date:	March 14, 2013	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2013
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer(Principal Financial and Accounting Officer)	March 14, 2013
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Director	March 14, 2013
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 14, 2013
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Director	March 14, 2013
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 14, 2013
EDWARD RESENDEZ

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2
First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

10.1	Fourth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of January 1, 2013.

10.2	Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013.

10.3†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.4†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.6†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101**
The following financial information from Ellington Financial LLC’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Shareholders’ Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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