Form 10-Q
period 2013-03-31
Ellington Financial LLC
filed 2013-05-08
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filers" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Shares Representing Limited Liability Company Interests, no par value	20,412,011

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	March 31, 2013	December 31, 2012
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$64,753	$59,084
Investments, financial derivatives, and repurchase agreements:
Investments at fair value (Cost – $1,465,788 and $1,328,153)	1,535,924	1,375,116
Financial derivatives – assets at fair value (Net cost – $56,769 and $65,860)	36,250	48,504
Repurchase agreements (Cost – $42,614 and $13,650)	42,614	13,650
Total investments, financial derivatives, and repurchase agreements	1,614,788	1,437,270
Deposits with dealers held as collateral	21,977	22,744
Receivable for securities sold	609,239	626,919
Interest and principal receivable	5,507	5,719
Other assets	410	379
Total Assets	$2,316,674	$2,152,115
LIABILITIES
Investments and financial derivatives:
Investments sold short at fair value (Proceeds – $648,101 and $621,048)	$649,756	$622,301
Financial derivatives – liabilities at fair value (Net proceeds – $14,358 and $13,171)	18,490	15,212
Total investments and financial derivatives	668,246	637,513
Reverse repurchase agreements	965,272	905,718
Due to brokers on margin accounts	21,599	30,954
Payable for securities purchased	132,750	57,333
Securitized debt (Proceeds – $1,250 and $1,311)	1,205	1,335
Accounts payable and accrued expenses	1,929	1,995
Base management fee payable	1,967	1,934
Incentive fee payable	2,055	7,343
Other payables	—	903
Interest and dividends payable	1,049	732
Total Liabilities	1,796,072	1,645,760
EQUITY	520,602	506,355
TOTAL LIABILITIES AND EQUITY	$2,316,674	$2,152,115
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(20,403,723 and 20,370,469 shares issued and outstanding)	$506,825	$497,373
Additional paid-in capital – LTIP units	9,023	8,982
Total Shareholders' Equity	515,848	506,355
Non-controlling interest	4,754	—
Total Equity	$520,602	$506,355
PER SHARE INFORMATION:
Common shares	$25.28	$24.86
See Notes to the Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2013
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America (p)
Long Investments (295.03%) (a) (n)
Mortgage-Backed Securities (290.93%)
Agency Securities (182.67%) (b)
Fixed Rate Agency Securities (177.72%)
Principal and Interest - Fixed Rate Agency Securities (159.48%)
$49,189	Federal National Mortgage Association Pool	3.50%	12/42	$52,092
45,060	Federal Home Loan Mortgage Corporation Pool	3.50%	11/42	47,650
39,792	Federal National Mortgage Association Pool	3.50%	1/43	42,279
20,398	Federal National Mortgage Association Pool	4.50%	12/41	22,178
17,762	Federal National Mortgage Association Pool	4.50%	9/41	19,313
17,949	Federal National Mortgage Association Pool	3.50%	8/42	19,076
17,069	Federal National Mortgage Association Pool	5.00%	8/41	18,599
16,771	Federal National Mortgage Association Pool	4.50%	10/41	18,235
16,051	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	17,470
14,612	Federal National Mortgage Association Pool	5.00%	3/41	16,050
14,033	Federal National Mortgage Association Pool	3.50%	4/43	14,820
13,478	Federal National Mortgage Association Pool	4.00%	8/42	14,499
13,431	Federal National Mortgage Association Pool	3.50%	4/43	14,218
13,268	Federal Home Loan Mortgage Corporation Pool	3.00%	10/42	13,646
11,483	Federal National Mortgage Association Pool	4.50%	9/41	12,414
11,470	Federal National Mortgage Association Pool	4.00%	11/41	12,271
10,960	Federal National Mortgage Association Pool	5.00%	7/41	12,011
10,122	Federal National Mortgage Association Pool	4.00%	1/42	10,807
10,098	Federal Home Loan Mortgage Corporation Pool	3.00%	2/43	10,384
9,090	Federal National Mortgage Association Pool	4.50%	4/26	9,808
8,963	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,705
8,048	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	8,720
7,049	Federal National Mortgage Association Pool	5.50%	10/39	7,728
6,300	Federal National Mortgage Association Pool	4.00%	7/26	6,745
6,296	Federal National Mortgage Association Pool	3.50%	2/43	6,656
5,581	Government National Mortgage Association	4.54%	11/62	6,378
5,482	Government National Mortgage Association	4.46%	2/63	6,272
5,897	Federal National Mortgage Association Pool	3.50%	5/42	6,249
5,339	Government National Mortgage Association	4.52%	1/63	6,111
5,329	Government National Mortgage Association	4.58%	10/62	6,085
5,562	Federal National Mortgage Association Pool	4.00%	10/41	6,014
5,452	Federal National Mortgage Association Pool	5.00%	6/41	5,941

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (159.48%) (continued)
$5,143	Government National Mortgage Association	4.60%	6/62	$5,850
5,186	Government National Mortgage Association	4.63%	6/61	5,828
5,385	Federal National Mortgage Association Pool	3.50%	8/42	5,690
5,275	Federal Home Loan Mortgage Corporation Pool	4.00%	5/42	5,670
5,333	Federal National Mortgage Association Pool	3.50%	11/42	5,638
5,061	Federal National Mortgage Association Pool	4.00%	4/42	5,475
5,021	Federal National Mortgage Association Pool	5.00%	11/40	5,471
5,005	Federal National Mortgage Association Pool	5.00%	7/41	5,422
4,677	Federal National Mortgage Association Pool	4.50%	8/41	5,056
4,587	Federal National Mortgage Association Pool	5.00%	10/41	4,992
4,701	Federal National Mortgage Association Pool	3.50%	7/42	4,966
4,624	Federal National Mortgage Association Pool	3.50%	4/43	4,896
4,487	Federal National Mortgage Association Pool	3.50%	11/42	4,761
4,496	Federal Home Loan Mortgage Corporation Pool	3.50%	9/42	4,755
4,442	Federal Home Loan Mortgage Corporation Pool	4.00%	2/42	4,741
4,359	Federal National Mortgage Association Pool	4.00%	9/42	4,689
4,335	Federal National Mortgage Association Pool	4.00%	6/26	4,642
4,236	Federal National Mortgage Association Pool	3.50%	11/42	4,486
4,199	Federal National Mortgage Association Pool	3.50%	5/43	4,435
4,173	Federal National Mortgage Association Pool	3.50%	5/43	4,424
4,144	Federal National Mortgage Association Pool	3.00%	7/27	4,364
3,906	Federal National Mortgage Association Pool	3.50%	8/42	4,126
3,848	Federal Home Loan Mortgage Corporation Pool	3.50%	10/42	4,057
3,651	Federal National Mortgage Association Pool	5.00%	10/35	4,011
3,767	Federal Home Loan Mortgage Corporation Pool	3.50%	11/42	3,977
3,413	Government National Mortgage Association	4.66%	1/63	3,935
3,590	Federal National Mortgage Association Pool	4.50%	4/42	3,913
3,300	Government National Mortgage Association	4.48%	2/63	3,798
3,341	Government National Mortgage Association	4.80%	2/61	3,742
3,551	Federal National Mortgage Association Pool	3.00%	8/27	3,739
3,478	Federal National Mortgage Association Pool	3.50%	6/27	3,714
3,513	Federal National Mortgage Association Pool	3.50%	12/42	3,714
3,403	Federal National Mortgage Association Pool	4.00%	4/42	3,668
3,464	Federal Home Loan Mortgage Corporation Pool	3.50%	11/42	3,650
3,392	Federal Home Loan Mortgage Corporation Pool	4.00%	11/41	3,624
3,378	Federal Home Loan Mortgage Corporation Pool	4.00%	1/42	3,609
3,147	Government National Mortgage Association	4.68%	10/61	3,557
3,244	Federal National Mortgage Association Pool	5.00%	6/40	3,535
3,256	Federal National Mortgage Association Pool	4.00%	9/42	3,503
3,399	Federal Home Loan Mortgage Corporation Pool	3.00%	11/42	3,497

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (159.48%) (continued)
$3,184	Federal National Mortgage Association Pool	4.50%	12/41	$3,442
3,167	Federal National Mortgage Association Pool	4.00%	8/42	3,405
3,196	Federal Home Loan Mortgage Corporation Pool	3.50%	2/42	3,385
3,046	Federal Home Loan Mortgage Corporation Pool	4.50%	9/41	3,298
2,952	Federal Home Loan Mortgage Corporation Pool	6.00%	4/39	3,226
3,039	Federal National Mortgage Association Pool	3.50%	11/42	3,213
2,919	Federal National Mortgage Association Pool	4.00%	8/42	3,147
2,738	Government National Mortgage Association	4.49%	11/62	3,125
2,905	Federal National Mortgage Association Pool	3.50%	7/27	3,096
2,815	Federal National Mortgage Association Pool	4.50%	10/41	3,053
2,629	Government National Mortgage Association	4.58%	11/62	3,009
2,610	Government National Mortgage Association	4.55%	10/62	2,983
2,677	Federal National Mortgage Association Pool	4.50%	11/41	2,893
2,623	Federal National Mortgage Association Pool	4.00%	3/43	2,822
2,555	Federal National Mortgage Association Pool	4.00%	8/42	2,747
2,485	Federal National Mortgage Association Pool	4.00%	9/42	2,672
2,507	Federal National Mortgage Association Pool	3.50%	11/42	2,650
2,486	Federal National Mortgage Association Pool	3.50%	8/42	2,644
2,505	Federal Home Loan Mortgage Corporation Pool	3.50%	11/42	2,640
2,488	Federal Home Loan Mortgage Corporation Pool	3.50%	1/42	2,626
83,131	Other Federal National Mortgage Association Pools	3.00% -6.00%	3/26 - 4/43	89,028
18,618	Other Federal Home Loan Mortgage Corporation Pools	3.50% -6.00%	4/26 - 4/43	19,809
2,925	Other Government National Mortgage Association Pools	4.65% -4.68%	11/61 - 12/61	3,309
				830,266
Interest Only - Fixed Rate Agency Securities (0.96%)
16,559	Other Federal National Mortgage Association	4.00% - 5.50%	1/36 - 10/40	1,685
17,466	Other Federal Home Loan Mortgage Corporation	3.00% - 5.50%	6/33 - 1/43	2,169
11,333	Other Government National Mortgage Association	3.00% - 5.50%	3/36 - 11/42	1,143
				4,997
TBA - Fixed Rate Agency Securities (17.28%)
65,800	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	4/13	67,574
18,950	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	4/13	20,143
2,170	Other Federal National Mortgage Association (15 Year)	2.50%	4/13	2,252
				89,969
Total Fixed Rate Agency Securities (Cost $922,140)				925,232

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (4.95%)
Principal and Interest - Floating Rate Agency Securities (2.79%)
$5,131	Federal National Mortgage Association Pool	5.10%	5/38	$5,410
3,526	Federal National Mortgage Association Pool	2.55%	12/35	3,713
5,063	Other Federal National Mortgage Association Pools	4.93% - 5.67%	4/36 - 9/37	5,389
				14,512
Interest Only - Floating Rate Agency Securities (2.16%)
23,123	Resecuritization of Government National Mortgage Association (o)	4.28%	8/60	3,274
47,061	Other Government National Mortgage Association	2.57% - 6.55%	11/42 - 4/61	6,915
5,301	Other Federal National Mortgage Association	5.50% - 6.45%	8/36 - 12/41	1,042
				11,231
Total Floating Rate Agency Securities (Cost $25,043)				25,743
Total Agency Securities (Cost $947,183)				950,975
Private Label Securities (108.26%)
Principal and Interest - Private Label Securities (107.46%)
767,990	Various	0.29% - 9.35%	5/19 - 6/47	559,418
Total Principal and Interest - Private Label Securities (Cost $494,043)				559,418
Principal Only - Private Label Securities (0.57%)
5,800	Various	—%	8/30	2,967
Total Principal Only - Private Label Securities (Cost $2,297)				2,967
Interest Only - Private Label Securities (0.23%)
57,691	Various	0.50%-2.00%	6/44 - 9/47	1,213
Total Interest Only - Private Label Securities (Cost $597)				1,213
Other Private Label Securities (0.00%)
145,163	Various	—%	6/37	—
Total Other Private Label Securities (Cost $393)				—
Total Private Label Securities (Cost $497,330)				563,598
Total Mortgage-Backed Securities (Cost $1,444,513)				1,514,573
Other Asset-Backed Securities (2.23%)
15,876	Various	0% - 5.80%	5/16 - 12/49	11,638
Total Other Asset-Backed Securities (Cost $11,745)				11,638
Commercial Mortgage Loans (1.87%) (m)
10,225	Various	0% - 7.25%	11/13 - 5/39	9,713
Total Commercial Mortgage Loans (Cost $9,530)				9,713
Total Long Investments (Cost $1,465,788)				$1,535,924

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (8.19%) (a) (c)
$18,980	J.P. Morgan Securities Inc. Collateralized by Par Value $18,700 U.S. Treasury Note, Coupon 2.00%, Maturity Date 2/23	(0.15)%	4/13	$18,980
13,634	J.P. Morgan Securities Inc. Collateralized by Par Value $13,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16	0.22%	4/13	13,634
10,000	J.P. Morgan Securities Inc. Collateralized by Par Value $10,000 U.S. Treasury Note, Coupon 1.13%, Maturity Date 12/19	0.09%	4/13	10,000
Total Repurchase Agreements (Cost $42,614)				$42,614

Investments Sold Short (-124.81%) (a)
TBA - Fixed Rate Agency Securities Sold Short (-116.65%) (d)
$(134,048)	Federal National Mortgage Association (30 Year)	3.50%	4/13	$(141,541)
(79,730)	Federal National Mortgage Association (30 Year)	4.50%	4/13	(85,894)
(78,200)	Federal National Mortgage Association (30 Year)	3.50%	5/13	(82,373)
(66,180)	Federal National Mortgage Association (30 Year)	3.00%	4/13	(68,256)
(62,900)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	4/13	(66,202)
(55,400)	Federal National Mortgage Association (30 Year)	5.00%	4/13	(60,020)
(17,910)	Federal National Mortgage Association (15 Year)	3.00%	4/13	(18,839)
(16,500)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	4/13	(17,753)
(15,460)	Federal National Mortgage Association (30 Year)	4.00%	4/13	(16,482)
(13,534)	Federal National Mortgage Association (15 Year)	4.00%	4/13	(14,481)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	4/13	(11,828)
(7,500)	Federal National Mortgage Association (30 Year)	5.50%	4/13	(8,180)
(6,600)	Federal National Mortgage Association (30 Year)	4.00%	5/13	(7,028)
(4,320)	Federal National Mortgage Association (15 Year)	3.50%	4/13	(4,581)
(2,500)	Federal National Mortgage Association (30 Year)	6.00%	4/13	(2,738)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	4/13	(1,089)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$606,162)				(607,285)
U.S. Treasury Securities Sold Short (-8.16%)
(18,700)	U.S. Treasury Note	2.00%	2/23	(18,947)
(13,000)	U.S. Treasury Note	1.75%	5/16	(13,554)
(10,000)	U.S. Treasury Note	1.13%	2/19	(9,970)
Total U.S. Treasury Securities Sold Short (Proceeds -$41,939)				(42,471)
Total Investments Sold Short (Proceeds -$648,101)				$(649,756)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2013 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives - Assets (6.96%) (a)
Swaps (6.96%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $217) (e)	Credit	$2,285	12/37	$78
Interest Rate Swaps (f)	Interest Rates	5,460	3/18 - 3/23	6
Total Return Swaps (k)	Equity Market	1,264	3/18	7
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(32,571)	11/34 - 5/36	26,398
Credit Default Swaps on Asset-Backed Indices (h)	Credit	(57,451)	5/46 - 5/63	9,329
Interest Rate Swaps (i)	Interest Rates	(152,050)	3/15 - 4/23	378
Total Return Swaps (k)	Equity Market	(6,396)	9/13 - 3/18	54
Total Swaps (Net cost $56,769)				36,250
Total Financial Derivatives - Assets (Net cost $56,769)				$36,250
Financial Derivatives - Liabilities (-3.55%) (a)
Swaps (-3.54%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices: (Net proceeds - $14,125) (e)	Credit	$37,650	12/49 - 5/63	$(14,170)
Interest Rate Swaps (f)	Interest Rates	11,820	3/15 - 3/23	(23)
Total Return Swaps (k)	Equity Market	1,176	3/18	(20)
Short Swaps:
Interest Rate Swaps (i)	Interest Rates	(396,020)	12/14 - 3/23	(1,461)
Credit Default Swaps on Corporate Bond Indices (j)	Credit	(85,500)	6/18	(2,759)
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(4,691)	9/34 - 3/35	(2)
Total Return Swaps (k)	Equity Market	(7,175)	9/13 - 3/18	(7)
Total Swaps (Net proceeds -$14,358)				(18,442)
Futures (-0.01%)
Short Futures:
Eurodollar Futures (l)	Interest Rates	(42,000)	6/13 - 9/13	(48)
Total Futures				(48)
Total Financial Derivatives - Liabilities (Net proceeds -$14,358)				$(18,490)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2013 (CONCLUDED)
(UNAUDITED)

________________

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At March 31, 2013, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 116.33%, 51.87%, and 14.47% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At March 31, 2013, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 100.31% and 16.34% of equity, respectively.

(e)	For long credit default swaps on asset-backed indices, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For short credit default swaps on asset-backed securities, the Company purchased protection.

(h)	For short credit default swaps on asset-backed indices, the Company purchased protection.

(i)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(j)	For short credit default swaps on corporate bond indices, the Company purchased protection.

(k)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(l)	Every $1,000,000 in notional value represents one contract.

(m)	Includes a loan with a fair value in the amount of $5.0 million where the maturity date may be extended through November 4, 2015 as well as a non-performing commercial whole loan.

(n)
The table below shows the ratings on the Company's long investments from Moody's, Standard and Poor's, or Fitch, as well as the Company's long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company's long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a "+," "-," "1," "2," or "3."

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	182.67%
Aaa/AAA/AAA	0.01%
Aa/AA/AA	0.00%
A/A/A	1.29%
Baa/BBB/BBB	2.41%
Ba/BB/BB or below	104.70%
Unrated	3.95%

(o)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(p)	Classification percentages are based on Total Equity.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America (p)
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
(UNAUDITED)

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

See Notes to Consolidated Financial Statements

Table of Contents                 ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012 (CONCLUDED)
(UNAUDITED)

 _________________

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At December 31, 2012, the Company’s long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 119.78%, 40.49%, and 1.25% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At December 31, 2012, the Company’s short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 105.27% and 14.95% of equity, respectively.

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

(n)
The table below shows the Company's long investment ratings from Moody's, Standard and Poor's, or Fitch, as well as the Company's long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company's long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a "+," "-," "1," "2," or "3."

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	161.52%
Aaa/AAA/AAA	0.01%
Aa/AA/AA	0.26%
A/A/A	1.02%
Baa/BBB/BBB	3.70%
Ba/BB/BB or below	102.40%
Unrated	2.66%

(o)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(p)	Classification percentages are based on Total Equity.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31, 2013	Three Month Period Ended March 31, 2012
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$18,382	$15,733
EXPENSES
Base management fee	1,967	1,492
Incentive fee	2,055	—
Share-based LTIP expense	42	28
Interest expense	2,142	1,832
Professional fees	440	278
Compensation expense	328	375
Insurance expense	180	177
Agency and administration fees	264	213
Custody and other fees	318	304
Directors' fees and expenses	77	74
Total expenses	7,813	4,773
NET INVESTMENT INCOME	10,569	10,960
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	13,997	8,147
Swaps	(1,383)	(19,928)
Futures	(22)	(8)
	12,592	(11,789)
Change in net unrealized gain (loss) on:
Investments	22,839	18,130
Swaps	(5,276)	14,817
Futures	22	(63)
	17,585	32,884
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS AND FINANCIAL DERIVATIVES	30,177	21,095
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	40,746	32,055
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	411	—
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$40,335	$32,055
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.94	$1.90

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Three Month Period Ended March 31, 2013			Three Month Period Ended March 31, 2012
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2012 and 12/31/2011, respectively)	$506,355	$—	$506,355	$370,916	$—	$370,916
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			10,569			10,960
Net realized gain (loss) on investments and financial derivatives			12,592			(11,789)
Change in net unrealized gain (loss) on investments and financial derivatives			17,585			32,884
Net increase in equity resulting from operations	40,335	411	40,746	32,055	—	32,055
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Shares issued in connection with incentive fee payment	734	—	734	—	—	—
Contribution from non-controlling interest	—	4,664	4,664	—	—	—
Dividends(1)	(31,617)	(322)	(31,939)	(6,735)	—	(6,735)
Share-based LTIP awards	41	1	42	28	—	28
Net increase (decrease) in equity from transactions	(30,842)	4,343	(26,499)	(6,707)	—	(6,707)
Net increase in equity	9,493	4,754	14,247	25,348	—	25,348
ENDING EQUITY (3/31/2013 and 3/31/2012, respectively)	$515,848	$4,754	$520,602	$396,264	$—	$396,264

(1)	For the three month period ended March 31, 2013 and 2012, dividends totaling $1.52 and $0.40, respectively, per common share and convertible unit outstanding were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31, 2013	Three Month Period Ended March 31, 2012
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$40,746	$32,055
Cash flows used in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized gain on investments and financial derivatives	(17,585)	(32,884)
Net realized (gain) loss on investments and financial derivatives	(12,592)	11,789
Amortization of premiums and accretion of discounts (net)	(4,596)	(2,346)
Purchase of investments	(448,079)	(827,052)
Proceeds from disposition of investments	280,923	814,756
Proceeds from principal payments of investments	46,326	29,722
Proceeds from investments sold short	662,132	566,348
Repurchase of investments sold short	(633,283)	(450,793)
Payments made to open financial derivatives	(732)	(40,628)
Proceeds received to close financial derivatives	10,766	41,907
Proceeds received to open financial derivatives	5,165	21,564
Payments made to close financial derivatives	(6,327)	(18,952)
Shares issued in connection with incentive fee payment	734	—
Share-based LTIP expense	42	28
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	(28,964)	2,100
(Increase) decrease in receivable for securities sold	17,680	(108,510)
Decrease in deposits with dealers held as collateral	767	1,801
(Increase) decrease in interest and principal receivable	212	(11)
Increase in other assets	(29)	(828)
Increase (decrease) in liabilities:
Decrease in due to brokers on margin accounts	(9,355)	(14,238)
Increase (decrease) in payable for securities purchased	75,417	(56,829)
Decrease in accounts payable and accrued expenses	(64)	(323)
Increase (decrease) in incentive fee payable	(5,288)	—
Increase (decrease) in other payables	(903)	—
Increase in interest and dividends payable	317	94
Increase in base management fee payable	33	96
Net cash used in operating activities	(26,537)	(31,134)
Cash flows provided by financing activities:
Contribution from non-controlling interest	4,664	—
Offering costs paid	(3)	—
Dividends paid	(31,939)	(6,735)
Proceeds from issuance of securitized debt	—	1,522
Principal payments on securitized debt	(70)	(40)
Reverse repurchase agreements, net of repayments	59,554	25,196
Net cash provided by financing activities	32,206	19,943
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,669	(11,191)

See Notes to Consolidated Financial Statements

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,084	62,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,753	$51,546
Supplemental disclosure of cash flow information:
Interest paid	$1,826	$1,727
Shares issued in connection with incentive fee payment (non-cash)	$734	$—
Share-based LTIP awards (non-cash)	$42	$28
Aggregate TBA trade activity (buys + sells) (non-cash)	$4,092,595	$4,179,427

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)
1. Organization and Investment Objective
Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. Ellington Financial Operating Partnership LLC ("Operating Partnership"), a 99% owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. Henceforth, all of the Company's operations and business activities will be conducted through the Operating Partnership. EF Securities LLC, a wholly owned consolidated subsidiary of the Operating Partnership, was formed as a Delaware limited liability company on October 12, 2007 and commenced operations on November 30, 2007. EF Mortgage LLC, a wholly owned consolidated subsidiary of the Operating Partnership, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF CMO LLC, a wholly owned consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF Special Transactions LLC, a wholly owned consolidated subsidiary of EF CMO LLC, was formed as a Delaware limited liability company on December 14, 2011 and commenced operations on January 31, 2012. EF SBC 2013-1 LLC, a consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on January 3, 2013 and commenced operations on January 8, 2013. Ellington Financial LLC, the Operating Partnership, EF Securities LLC, EF Mortgage LLC, EF CMO LLC, EF Special Transactions LLC, and EF SBC 2013-1 LLC are hereafter collectively referred to as the "Company." All inter-company accounts are eliminated in consolidation.
The Company is a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," backed by prime jumbo, Alt-A, manufactured housing and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored enterprise, mortgage-related derivatives, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities and derivatives. The Company may also opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, asset-backed securities, or "ABS," backed by consumer and commercial assets and non-mortgage-related derivatives.
Ellington Financial Management LLC ("EFM" or the "Manager") is a registered investment adviser and a registered commodity pool operator that serves as the Manager to the Company pursuant to the terms of a management agreement (the "Management Agreement"). EFM is an affiliate of Ellington Management Group, L.L.C., an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"), for interim financial information. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.
(C) Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, or "MBS," ABS, commercial mortgage loans, U.S. Treasury securities, and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses. For non-performing commercial mortgage loans, purchase discounts are generally not amortized.
(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of March 31, 2013 and December 31, 2012, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation.
(E) Financial Derivatives: The Company enters into various types of financial derivatives. The two major types utilized are swaps and futures.
Swaps: The Company may enter into various types of swaps, including interest rate swaps, credit default swaps, and total return swaps. The primary risk associated with the Company's interest rate swap activity is interest rate risk. The primary risk associated with the Company's total return swap activity has been equity market risk. The primary risk associated with the Company's credit default swaps is credit risk.
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
The Company enters into credit default swaps. A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a "credit event" in relation to a "reference amount" or notional value of a credit obligation (usually a bond, loan or a basket of bonds or loans). The definition of a credit event often varies from contract to contract. A credit event may occur (i) when the underlying reference asset(s) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset-backed securities and indices, when the underlying reference obligation is downgraded below a certain rating level or (iii) with respect to credit default swaps referencing corporate entities and indices, upon the bankruptcy of the underlying reference obligor. The Company typically writes (sells) protection to take a "long" position or purchases (buys) protection to take a "short" position with respect to underlying reference assets or to hedge exposure to other investment holdings.
The Company enters into total return swaps in order to take a "long" or "short" position with respect to an underlying referenced asset. The Company is subject to market price volatility of the underlying referenced asset. A total return swap involves commitments to pay interest in exchange for a market-linked return based on a notional value. To the extent that the total return of the security, group of securities or index underlying the transaction exceeds or falls short of the offsetting interest obligation, the Company will receive a payment from or make a payment to the counterparty.
Swaps change in value with movements in interest rates or total return of the referenced securities. During the term of swap contracts, changes in value are recognized as unrealized gains or losses. When a contract is terminated, the Company realizes a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. Upfront payments paid/received by the Company to open swap contracts are recorded as an asset and/or liability on the Consolidated Statement of Assets, Liabilities, and Equity and are recorded as a realized gain or loss on the termination date. The Company may be required to deliver or receive cash or securities as collateral upon entering into swap transactions.

The Company's swap contracts are generally governed by International Swaps and Derivatives Association, or "ISDA," trading agreements, which are separately negotiated agreements with dealer counterparties. Changes in the relative value of the swap transactions may require the Company or the counterparty to post or receive additional collateral. Typically, a collateral payment or receipt is triggered based on the net change in the value of all contracts governed by a particular ISDA trading agreement. Collateral received from counterparties is included in Due to brokers on margin accounts on the Consolidated Statement of Assets, Liabilities, and Equity. Collateral paid to counterparties is included in Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities, and Equity. Entering into swap contracts involves market risk in excess of amounts recorded on the Consolidated Statement of Assets, Liabilities, and Equity.
Futures Contracts: A futures contract is an agreement between two parties to buy and sell a financial instrument for a set price on a future date. The Company enters into Eurodollar futures contracts to hedge its interest rate risk. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day's trading. Variation margin payments are made or received periodically, depending upon whether unrealized gains or losses are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, interest rate swaps, total return swaps, and Eurodollar futures contracts.
Swap assets are included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. Swap liabilities are included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized depreciation on futures contracts is included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. For interest rate swaps, credit default swaps, total return swaps, and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 135%, 95%, 91% and 73%, respectively, of average monthly notional values of each such category outstanding during the three month period ended March 31, 2013. For interest rate swaps, total return swaps, credit default swaps, and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 92%, 87%, 78%, and 57%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2012. The Company uses average monthly notional values outstanding to indicate the volume of activity with respect to these instruments.
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
(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. Interest on the value of repurchase and reverse repurchase agreements issued and outstanding is based upon competitive market rates at the time of issuance. The Company accounts for reverse repurchase agreements as collateralized borrowings. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. The Company enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements netted in the consolidated financial statements.
Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At March 31, 2013, the Company's open reverse repurchase agreements had remaining terms that averaged 81 days and ranged from 1 to 180 days, and had interest rates that averaged 0.82% and ranged from 0.36% to 2.45%. At March 31, 2013, approximately 56% of open reverse repurchase agreements were with two counterparties. At December 31, 2012, the

Company's open reverse repurchase agreements had remaining terms that averaged 57 days and ranged from 10 to 180 days, and had interest rates that averaged 0.77% and ranged from 0.37% to 2.31%. At December 31, 2012, approximately 67% of open reverse repurchase agreements were with two counterparties.
(H) Securitized Debt: The Company entered into a resecuritization transaction in January 2012, which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 820-10, the Company has elected to carry securitized debt at fair value. The asset subject to the resecuritization had a fair value of $2.5 million as of March 31, 2013 which is included on the Consolidated Condensed Schedule of Investments under Principal and Interest – Private Label Securities.
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
The Company transacts in the forward settling To Be Announced MBS ("TBA") market. The Company typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may "roll" its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of March 31, 2013, total assets included $90.0 million of TBAs as well as $606.3 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales.
As of March 31, 2013, total liabilities included $607.3 million of TBAs sold short as well as $89.9 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2012, total liabilities included $608.7 million of TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. As of March 31, 2013, the Company held on an aggregate basis a short position in TBAs of $517.3 million while at December 31, 2012, the Company held in aggregate a short position in TBAs of $565.1 million.
(J) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against shareholders' equity.
(K) LTIP Units: Long term incentive plan units ("LTIP units") have been issued to the Company's dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated personnel and independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting period for units issued to dedicated personnel and independent directors under the Ellington Incentive Plan for Individuals (the "Individual LTIP") is typically one year. The vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the "Manager LTIP") occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.
(L) Non-controlling interest: Non-controlling interest represents the interest in the Operating Partnership owned by an affiliate of the Manager.
(M) Dividends: Dividends payable are recorded in the consolidated financial statements on the ex-dividend date. Dividends are declared and paid on a quarterly basis in arrears.
(O) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease total number of shares outstanding and issued.
(P) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of long term incentive plan units deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding long term incentive plan units. Because the Company's long term incentive plan units are deemed to be participating securities, they are included in the calculation of basic and diluted EPS. Operating Partnership Units relating to the non-controlling interest ("OP Units) are convertible into common shares and are included in the calculation of diluted EPS.
(Q) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis.
The Company follows the provisions of ASC 740-10, Income Taxes ("ASC 740-10"), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2012, 2011, 2010, or 2009 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding ASC 740-10 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance from the Financial Accounting Standards Board ("FASB"), and ongoing analyses of tax laws, regulations and interpretations thereof.
(R) Subsequent Events: The Company applies the provisions of ASC 855-10, Subsequent Events, in the preparation of its consolidated financial statements. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.
(S) Recent Accounting Pronouncements: In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). This amends ASU 210-20, Balance Sheet Offsetting, to require new disclosures about balance sheet offsetting for derivative and financial instruments which are offset on the Statement of Assets, Liabilities and Equity. The update requires disclosure of gross asset and liability amounts for financial instruments shown net on the Statement of Assets, Liabilities and Equity. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and is to be applied retrospectively.
In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013- 01"). The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU No. 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU 2011-11, as amended by ASU 2013-01, did not have a material impact on the Company's consolidated financial statements.
3. Valuation
The following is a description of the valuation methodologies used for the Company's financial instruments.
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
Level 3 valuation methodologies include (i) the solicitation of valuations from third parties (typically, broker-dealers), (ii)the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (iii) the assessment of observable or reported recent trading activity. The Manager utilizes such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument.

The Manager seeks to obtain at least one third-party indicative valuation for each instrument, and often obtains multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. The Manager has been able to obtain third-party valuations on the vast majority of the Company's assets and expects to continue to solicit third-party valuations on substantially all assets in the future to the extent practical. Beginning January 1, 2013, the Manager generally values each financial instrument at the average of third party valuations received and not rejected as described below. Third-party valuations are not binding on the Company and while the Manager generally does not adjust valuations it receives, the Manager may challenge or reject a valuation when, based on the validation criteria, the Manager determines that such valuation is unreasonable or erroneous. Furthermore, the Manager may determine, based on validation criteria, that for a given instrument the average of the third-party valuations received does not result in what the Manager believes to be fair value, and in such circumstances the Manager may override this average with its own good faith valuation. The validation criteria include the use of the Manager's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Prior to 2013, the valuation process relied more heavily on the use of the Manager's models and observation of reported recent trading activity, which was substantiated by third party valuations. The Manager's valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed and the differences could be material to the consolidated financial statements.

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at March 31, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$64,753	$—	$—	$64,753
Investments at fair value-
Agency residential mortgage-backed securities	$—	$934,747	$16,228	$950,975
Private label residential mortgage-backed securities	—	—	557,820	557,820
Private label commercial mortgage-backed securities	—	—	5,778	5,778
Commercial mortgage loans	—	—	9,713	9,713
Other asset-backed securities	—	—	11,638	11,638
Total investments at fair value	—	934,747	601,177	1,535,924
Financial derivatives-assets at fair value-
Credit default swaps on asset-backed securities	—	—	26,398	26,398
Credit default swaps on asset-backed indices	—	9,407	—	9,407
Interest rate swaps	—	384	—	384
Total return swaps	—	61	—	61
Total financial derivatives-assets at fair value	—	9,852	26,398	36,250
Repurchase agreements	—	42,614	—	42,614
Total investments, financial derivatives-assets at fair value, and repurchase agreements	$—	$987,213	$627,575	$1,614,788
Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(649,756)	$—	$(649,756)
Financial derivatives-liabilities at fair value-
Credit default swaps on corporate indices	—	(2,759)	—	(2,759)
Credit default swaps on asset-backed indices	—	(14,170)	—	(14,170)
Credit default swaps on asset-backed securities	—	—	(2)	(2)
Interest rate swaps	—	(1,484)	—	(1,484)
Total return swaps	—	(27)	—	(27)
Unrealized depreciation on futures contracts	(48)	—	—	(48)
Total financial derivatives-liabilities at fair value	(48)	(18,440)	(2)	(18,490)
Securitized debt	—	—	(1,205)	(1,205)
Total investments sold short, financial derivatives-liabilities at fair value, and securitized debt	$(48)	$(668,196)	$(1,207)	$(669,451)
Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the three month period ended March 31, 2013.
The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2013:

	Fair Value as of March 31, 2013	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities and Other asset-backed securities(1)	$501,742	Market Quotes	Non Binding Indicative Price	$1.31	$151.77	$79.13
Private label residential mortgage-backed securities	66,511	Discounted Cash Flows	Yield	4.7%	17.9%	8.6%
			Projected Collateral Prepayments	0.7%	51.0%	24.5%
			Projected Collateral Losses	14.6%	48.6%	27.5%
			Projected Collateral Recoveries	2.3%	34.3%	19.0%
			Projected Collateral Scheduled Amortization	9.4%	67.2%	29.0%
						100.0%
Credit default swaps on asset-backed securities	26,396	Net Discounted Cash Flows	Projected Collateral Prepayments	8.9%	44.5%	14.6%
			Projected Collateral Losses	20.2%	56.6%	46.4%
			Projected Collateral Recoveries	13.2%	32.8%	24.8%
			Projected Collateral Scheduled Amortization	10.2%	35.9%	14.2%
						100.0%
Private label commercial mortgage-backed securities and Commercial mortgage loans	10,728	Market Quotes	Non Binding Indicative Price	$75.89	$99.00	$90.50
Commercial mortgage loans(2)	4,763	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
			Recovery Timeline(3)	3	3	3
Agency interest only residential mortgage-backed securities	16,228	Market Quotes	Non Binding Indicative Price	$6.58	$23.14	$14.48

(1)	Includes securitized debt with a fair value of $1.2 million as of March 31, 2013.

(2)	Represents non-performing commercial whole loan.

(3)	Represented in number of months.
Third-party non-binding indicative prices are validated by comparing such prices to internally generated prices based on the Company's models and to recent trading activity in the same or similar instruments.
For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. The Company considers the expected timeline to resolution in the determination of fair value for its non-performing commercial loans.
Material changes in any of the inputs above in isolation could result in a significant change to reported fair value measurements. Additionally, fair value measurements are impacted by the interrelationships of these inputs. For example, a higher expectation of collateral prepayments will generally be accompanied by a lower expectation of collateral losses. Conversely, higher losses will generally be accompanied by lower prepayments. Because the Company's credit default swaps on asset-backed security holdings represent credit default swap contracts whereby the Company has purchased credit protection, such default swaps on asset-backed securities generally have the directionally opposite sensitivity to prepayments, losses, and recoveries as compared to the Company's long securities holdings. Prepayments do not represent a significant input for the Company's commercial mortgage-backed securities and commercial mortgage loans. Losses and recoveries do not represent a significant input for the Company's Agency RMBS interest only securities, given the guarantee of the issuing government agency or government-sponsored enterprise.
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2012:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$59,084	$—	$—	$59,084
Investments at fair value-
Agency residential mortgage-backed securities	$—	$811,233	$6,644	$817,877
Private label residential mortgage-backed securities	—	—	528,366	528,366
Private label commercial mortgage-backed securities	—	—	19,327	19,327
Commercial mortgage loans	—	—	9,546	9,546
Total investments at fair value	—	811,233	563,883	1,375,116
Financial derivatives-assets at fair value-
Credit default swaps on asset-backed securities	—	—	36,031	36,031
Credit default swaps on asset-backed indices	—	12,468	—	12,468
Interest rate swaps	—	5	—	5
Total financial derivatives-assets at fair value	—	12,473	36,031	48,504
Repurchase agreements	—	13,650	—	13,650
Total investments, financial derivatives-assets at fair value, and repurchase agreements	$—	$837,356	$599,914	$1,437,270
Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(622,301)	$—	$(622,301)
Financial derivatives-liabilities at fair value-
Credit default swaps on corporate indices	—	(484)	—	(484)
Credit default swaps on asset-backed indices	—	(13,468)	—	(13,468)
Credit default swaps on asset-backed securities	—	—	(1)	(1)
Interest rate swaps	—	(1,124)	—	(1,124)
Total return swaps	—	(65)	—	(65)
Unrealized depreciation on futures contracts	(70)	—	—	(70)
Total financial derivatives-liabilities at fair value	(70)	(15,141)	(1)	(15,212)
Securitized debt	$—	$—	$(1,335)	$(1,335)
Total investments sold short and financial derivatives-liabilities at fair value	$(70)	$(637,442)	$(1,336)	$(638,848)
Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the year ended December 31, 2012.
The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2012:

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities(1)	$527,031	Discounted Cash Flows	Yield	2.6%	29.1%	7.8%
			Projected Collateral Prepayments	0.7%	64.6%	22.7%
			Projected Collateral Losses	3.7%	79.7%	28.0%
			Projected Collateral Recoveries	0.0%	41.0%	21.4%
			Projected Collateral Scheduled Amortization	4.1%	90.4%	27.9%
						100.0%
Credit default swaps on asset-backed securities	36,030	Net Discounted Cash Flows	Projected Collateral Prepayments	8.7%	44.1%	18.7%
			Projected Collateral Losses	20.4%	57.1%	37.8%
			Projected Collateral Recoveries	12.2%	32.8%	19.3%
			Projected Collateral Scheduled Amortization	9.8%	35.5%	24.2%
						100.0%
Private label commercial mortgage-backed securities and Commercial mortgage loans	28,873	Discounted Cash Flows	Yield	5.2%	17.9%	9.5%
			Projected Collateral Losses	0.0%	25.1%	3.9%
			Projected Collateral Recoveries	0.0%	88.9%	20.5%
			Projected Collateral Scheduled Amortization	0.0%	100.0%	75.6%
						100.0%
Agency interest only residential mortgage-backed securities	6,644	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	816	7,558	1,189
			Projected Collateral Prepayments	81.0%	100.0%	92.7%
			Projected Collateral Scheduled Amortization (3)	0.0%	19.0%	7.3%
						100.0%

(1)	Includes securitized debt with a fair value of $1.3 million as of December 31, 2012.

(2)	Shown in basis points.

(3)	For simplicity of presentation, net negative amortization is disregarded.
For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. For those assets valued using the LIBOR Option Adjusted Spread ("OAS") valuation methodology, cash flows are projected using Ellington's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
Material changes in any of the inputs above in isolation could result in a significant change to reported fair value measurements. Additionally, fair value measurements are impacted by the interrelationships of these inputs. For example, a higher expectation of collateral prepayments will generally be accompanied by a lower expectation of collateral losses. Conversely, higher losses will generally be accompanied by lower prepayments. Because the Company's credit default swaps on asset-backed security holdings represent credit default swap contracts whereby the Company has purchased credit protection, such default swaps on asset-backed securities generally have the directionally opposite sensitivity to prepayments, losses, and recoveries as compared to the Company's long securities holdings. Prepayments do not represent a significant input for the Company's commercial mortgage-backed securities and commercial mortgage loans. Losses and recoveries do not represent a significant input for the Company's Agency RMBS interest only securities, given the guarantee of the issuing government agency or government-sponsored enterprise.
The tables below include a roll-forward of the Company's financial instruments for the three month period ended March 31, 2013 and 2012 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended March 31, 2013

(In thousands)	Beginning Balance as of December 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of March 31, 2013
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$6,644	$(870)	$—	$238	$10,216	$—	$—	$16,228
Private label residential mortgage-backed securities	528,366	6,640	15,602	24,020	72,832	(89,640)	—	557,820
Private label commercial mortgage-backed securities	19,327	57	(1,449)	3,244	12,344	(27,745)	—	5,778
Commercial mortgage loans	9,546	8	—	159	—	—	—	9,713
Other asset-backed securities	—	(49)	—	(107)	11,794	—	—	11,638
Total investments at fair value	563,883	5,786	14,153	27,554	107,186	(117,385)	—	601,177
Financial derivatives- assets at fair value-
Credit default swaps on asset-backed securities	36,031	—	3,251	(5,599)	49	(7,334)	—	26,398
Total financial derivatives- assets at fair value	36,031	—	3,251	(5,599)	49	(7,334)	—	26,398
Total investments and financial derivatives-assets at fair value	$599,914	$5,786	$17,404	$21,955	$107,235	$(124,719)	$—	$627,575
Liabilities:
Financial derivatives- liabilities at fair value-
Credit default swaps on asset-backed securities	$(1)	$—	$(28)	$(1)	$—	$28	$—	$(2)
Total financial derivatives- liabilities at fair value	$(1)	$—	$(28)	$(1)	$—	$28	$—	$(2)
Securitized debt:
Securitized debt	$(1,335)	$(9)	$—	$69	$70	$—	$—	$(1,205)
Total securitized debt	$(1,335)	$(9)	$—	$69	$70	$—	$—	$(1,205)
Total financial derivatives- liabilities at fair value and securitized debt	$(1,336)	$(9)	$(28)	$68	$70	$28	$—	$(1,207)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2013, as well as Level 3 financial instruments disposed of by the

Company during the three month period ended March 31, 2013. For Level 3 financial instruments held by the Company at March 31, 2013, change in net unrealized gain (loss) of $28.3 million, $(7.2) million, $(1.0) thousand, and $0.07 million, for the three month period ended March 31, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended March 31, 2012

(In thousands)	Beginning Balance as of December 31, 2011	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of March 31, 2012
Assets:
Investments at fair value-
U.S. Treasury Agency residential mortgage-backed securities	$5,337	$(624)	$—	$431	$872	$—	$—	$6,016
Private label residential mortgage-backed securities	417,533	4,374	6,201	17,660	98,678	(136,216)	—	408,230
Private label commercial mortgage-backed securities	16,093	117	344	1,688	1,308	(7,379)	—	12,171
Commercial mortgage loans	4,400	28	—	72	—	—	—	4,500
Total investments at fair value	443,363	3,895	6,545	19,851	100,858	(143,595)	—	430,917
Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	61,498	—	(4,744)	6,799	123	(14,930)	—	48,746
Total financial derivatives- assets at fair value	61,498	—	(4,744)	6,799	123	(14,930)	—	48,746
Total investments and financial derivatives- assets at fair value	$504,861	$3,895	$1,801	$26,650	$100,981	$(158,525)	$—	$479,663
Liabilities:
Securitized debt	$—	$(13)	$—	$10	$—	$(1,482)	$—	$(1,485)
Total securitized debt	$—	$(13)	$—	$10	$—	$(1,482)	$—	$(1,485)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2012, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2012. For Level 3 financial instruments held by the Company at March 31, 2012, change in net unrealized gain (loss) of $12.7 million, $(4.5) million, and $0.01 million, for the three month period ended March 31, 2012 relate to investments, financial derivatives–assets, and securitized debt, respectively.

4. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three month periods ended March 31, 2013 and 2012 are summarized in the tables below:
March 31, 2013:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended March 31, 2013	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended March 31, 2013
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$3,251	$(5,599)
Credit default swaps on asset-backed indices	Credit	(1,487)	25
Total return swaps	Equity Market	(38)	61
Interest rate swaps	Interest Rates	(217)	380
		1,509	(5,133)
Financial derivatives - liabilities
Credit default swaps on asset-backed securities	Credit	(28)	(1)
Credit default swaps on asset-backed indices	Credit	178	359
Credit default swaps on corporate bond indices	Credit	(3,627)	(178)
Total return swaps	Equity Market	(32)	37
Interest rate swaps	Interest Rates	617	(360)
Eurodollar futures	Interest Rates	(22)	22
		(2,914)	(121)
Total		$(1,405)	$(5,254)
March 31, 2012:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended March 31, 2012	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended March 31, 2012
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$(4,744)	$6,799
Credit default swaps on asset-backed indices	Credit	(5,493)	(3,790)
Credit default swaps on corporate bond indices	Credit	(1,548)	570
Interest rate swaps	Interest Rates	—	(8)
Eurodollar futures	Interest Rates	(8)	(11)
		(11,793)	3,560
Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	4,309	34
Credit default swaps on corporate bond indices	Credit	3	66
Total return swaps	Equity Market	(2,056)	25
Interest rate swaps	Interest Rates	(10,399)	11,121
Eurodollar futures	Interest Rates	—	(52)
		(8,143)	11,194
Total		$(19,936)	$14,754

As of March 31, 2013 and December 31, 2012, the Company was a party to credit derivatives contracts in the form of credit default swaps on mortgage/asset-backed indices (ABX and CMBX indices or "ABS indices"). As a seller of credit protection via ABS indices, the Company receives periodic payments at fixed rates from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets. Written credit derivatives held by the Company at March 31, 2013 and December 31, 2012, respectively, are summarized below:

Credit Default Swaps on Asset-Backed Indices	Amount at March 31, 2013	Amount at December 31, 2012
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(14,092)	$(11,986)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$—	$(717)
Notional Amount of Written Credit Derivatives (2)	$(39,935)	$(40,216)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$—	$7,792

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

(2)
The notional value is the maximum amount that a seller of ABS indices would be obligated to pay, and a buyer of credit protection would receive upon occurrence of a "credit event." Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under an ABS index contract may be offset against amounts due or owed on another ABS index contract with the same ISDA counterparty.

Unless terminated by mutual agreement by both the buyer and seller, ABS index contracts typically terminate at the date that all of the underlying reference assets are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of the underlying reference assets have deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of ABS index risk. ABS index credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract in order to write protection on the reference assets underlying the Company's ABS index contracts. Periodic payment rates at March 31, 2013 on ABS index contracts where the Company wrote protection range between 147 and 458 basis points on contracts that were outstanding at this date. Periodic payment rates at December 31, 2012 on ABS index contracts where the Company wrote protection range between 35 and 458 basis points on contracts that were outstanding at this date. Total net up-front payments received relating to ABS index contracts outstanding at March 31, 2013 and December 31, 2012 were $14.3 million and $12.6 million, respectively.
5. Base Management Fee and Incentive Fee
We entered into a Management Agreement (which may be amended from time to time), pursuant to which the Manager manages the assets, operations, and affairs of the Company, in consideration of which the Company pays the Manager management and incentive fees. Effective January 1, 2013, the Company and its operating subsidiary entered into a Fourth Amended and Restated Management Agreement with the Manager, which replaces and supersedes the Third Amended and Restated Management Agreement, which was the Management Agreement that became effective August 2, 2011. The Fourth Amended and Restated Management Agreement causes, effective for all fiscal quarters beginning on or after January 1, 2013, base management fees and incentive fees to be calculated at the Operating Partnership level (as opposed to at the Company level). The descriptions of the Base Management Fees and Incentive Fees are detailed below.
Base Management Fees
Periods after January 1, 2013 - The Operating Partnership pays the Manager 1.50% per annum of total equity of the Operating Partnership calculated in accordance with U.S. GAAP as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter), provided that total equity is adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between the Manager and the Company's independent directors, and approval by a majority of the Company's independent directors in the case of non-cash charges.
Periods prior to January 1, 2013 - Under the previous management agreement, the Company paid our Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum of shareholders' equity calculated in accordance with U.S. GAAP as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter), provided that shareholders' equity is adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between the Manager and the independent directors, and approval by a majority of the independent directors in the case of non-cash charges.
Summary information—For the three month periods ended March 31, 2013 and 2012, the total base management fee incurred was $2.0 million and $1.5 million, respectively.
Incentive Fees
Periods after January 1, 2013 - The Manager is entitled to receive a quarterly incentive fee equal to the positive excess, if any, of (i) the product of (A) 25% and (B) the excess of (1) Adjusted Net Income (described below) for the Incentive Calculation Period (which means such fiscal quarter and the immediately preceding three fiscal quarters) over (2) the sum of the Hurdle Amounts (described below) for the Incentive Calculation Period, over (ii) the sum of the incentive fees already paid or payable for each fiscal quarter in the Incentive Calculation Period preceding such fiscal quarter.
For purposes of calculating the incentive fee, "Adjusted Net Income" for the Incentive Calculation Period means the net increase in equity from operations of the Operating Partnership, after all base management fees but before any incentive fees for such period, and excluding any non-cash equity compensation expenses for such period, as reduced by any Loss Carryforward (as described below) as of the end of the fiscal quarter preceding the Incentive Calculation Period.
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) our net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2013 there was no Loss Carryforward.
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the ten-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common share and OP unit issuances since inception of the Company and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares and OP units issued in such issuance and the number of days that such issued shares and OP units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share and OP unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares and OP units at the beginning of such fiscal quarter by (II) the average number of common shares and OP units outstanding for each day during such fiscal quarter, (iii) the sum of the average number of common shares, LTIP Units, and OP units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares and OP units (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.
Periods prior to January 1, 2013 - The Manager was entitled to receive a quarterly incentive fee calculated in accordance with the above described calculation except (a) For purposes of calculating the incentive fee, "Adjusted Net Income" for the Incentive Calculation Period means the net increase in shareholders' equity from operations of the Company, after all base management fees but before any incentive fees for such period, and excluding any non-cash equity compensation expenses for such period, as reduced by any Loss Carryforward (as described below) as of the end of the fiscal quarter preceding the Incentive Calculation Period; (b) For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) our net increase in shareholders' equity from operations (expressed as a positive number) or net decrease in shareholders' equity from operations (expressed as a negative number) of the Company for such fiscal quarter; and (c) For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the ten-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all our common share issuances up to the end of such fiscal quarter, with each issuance weighted by both the number of shares issued in such issuance and the number of days that such issued shares were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to our common shares at the beginning of such fiscal quarter by (II) the average number of our common shares outstanding for each day during such fiscal quarter, and (iii) the average number of our common shares and LTIP Units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares (A) as equity incentive awards, (B) to the Manager as part of its base management fee or incentive fee and (C) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation.

Summary information—Total incentive fee incurred for the three month period ended March 31, 2013 $2.1 million. No incentive fee was incurred for the three month period ended March 31, 2012.
6. Long-Term Incentive Plan Units
In connection with its initial offering in 2007, the Company established the Manager Long-Term Incentive Plan (the "Manager LTIP") and the Individual Long-Term Incentive Plan (the "Individual LTIP"). Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager. Pursuant to the terms of the Individual LTIP, each year since inception the Company has issued annual awards to its independent directors and, beginning in 2010, issued awards to certain of its dedicated personnel.
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
Since inception, the Company has awarded 24,096 Individual LTIP units to the Company's independent directors and 8,000 Individual LTIP units to certain of its dedicated personnel. The vesting period for awards issued under the Individual LTIP units has generally been one year from the date of grant. Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Since inception the total expense associated with the Individual LTIP units awarded is $0.6 million. Total expense associated with Individual LTIPs for the three month periods ended March 31, 2013 and 2012 are $0.04 million and $0.03 million, respectively. Since inception, 10,000 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders' equity.
Detailed below is a roll-forward of the Company's LTIP units outstanding for the three month periods ended March 31, 2013 and 2012:

	Three Month Period Ended March 31, 2013			Three Month Period Ended March 31, 2012
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2012 and 12/31/2011, respectively)	375,000	22,096	397,096	375,000	15,500	390,500
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (3/31/2013 and 3/31/2012, respectively)	375,000	22,096	397,096	375,000	15,500	390,500
LTIP Units Vested and Outstanding (3/31/2013 and 3/31/2012, respectively)	375,000	14,250	389,250	375,000	8,750	383,750
7. Non-controlling Interest - Operating Partnership
Non-controlling interest represents the interest in the Operating Partnership owned by an affiliate of the Manager. On January 1, 2012, 212,000 OP units were issued to the non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling member's ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP units are entitled to receive the same distributions that holders of common shares receive, and OP units are convertible into common shares on a one-for-one basis following the expiration of a two-year holding period subject to additional limitations. OP units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of March 31, 2013, non-controlling interest related to the outstanding 212,000 OP units represented a 1% interest in the Operating Partnership.
8. Common Share Capitalization
Dividends are declared and paid on a quarterly basis in arrears. During the three month period ended March 31, 2013 the Board of Directors authorized a dividend of $0.77 per share as well as a special dividend of $0.75 per share. During the three month period ended March 31, 2012 the Board of Directors authorized a dividend of $0.40 per share. Total amount of dividends paid during the three month periods ended March 31, 2013 and 2012 was $31.9 million and $6.7 million, respectively.

Detailed below is a roll-forward of the Company's common shares outstanding for the three month periods ended March 31, 2013 and 2012:

	Three Month Period Ended March 31, 2013	Three Month Period Ended March 31, 2012
Common Shares Outstanding (12/31/2012 and 12/31/2011, respectively)	20,370,469	16,447,651
Share Activity:
Shares issued in connection with incentive fee payment	33,254	—
Common Shares Outstanding (3/31/2013 and 3/31/2012, respectively)	20,403,723	16,447,651
If all LTIP and OP units that have been previously issued were to become fully vested and exchanged for common shares as of March 31, 2013, the Company's issued and outstanding common shares would increase to 21,012,819, resulting in equity per share of $24.78 at March 31, 2013. If all of the LTIP units that have previously been issued were to become fully vested and exchanged for common shares as of December 31, 2012, the Company's issued and outstanding common shares would increase to 20,767,565 shares, resulting in equity per share of $24.38 at December 31, 2012.
On August 4, 2011, the Company's Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price, and the Company's financial performance, among other considerations. As of March 31, 2013, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.

9. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended March 31,
	2013	2012
(In thousands except share amounts)
Net increase in equity resulting from operations	$40,746	$32,055
Less: Net increase in equity resulting from operations attributable to the non-controlling interest	411	—
Net increase in shareholders' equity resulting from operations	40,335	32,055
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations - common shares	39,564	31,312
Net increase in shareholders' equity resulting from operations - LTIP units	771	743
Dividends Paid(1):
Common shareholders	(31,013)	(6,579)
LTIP unit holders	(604)	(156)
Non-controlling interest	(322)	—
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(31,939)	(6,735)
Undistributed earnings:
Common shareholders	8,551	24,733
LTIP unit holders	167	587
Non-controlling interest	89	—
Total undistributed earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$8,807	$25,320
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	20,388,204	16,447,651
Weighted average participating LTIP units	397,096	390,500
Weighted average non-controlling interest units	212,000	—
Basic earnings per common share:
Distributed	$1.52	$0.40
Undistributed	0.42	1.50
	$1.94	$1.90
Diluted earnings per common share:
Distributed	$1.52	$0.40
Undistributed	0.42	1.50
	$1.94	$1.90

(1)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.

10. Counterparty Risk
As of March 31, 2013, investments with an aggregate value of approximately $1.1 billion were held with dealers as collateral for various reverse repurchase agreements.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.1 billion in collateral for various reverse repurchase agreements as of March 31, 2013. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $248.3 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Deutsche Bank	27%
Royal Bank of Canada	22%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Deposits with dealers held as collateral account as of March 31, 2013:

Dealer	% of Total Deposits with Dealers Held as Collateral
Citigroup	40%
Bank of America	37%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of March 31, 2013:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	34%
Royal Bank of Scotland	22%

11. Offsetting of Assets and Liabilities
The Company records financial instruments at fair value as described in Note 3. All financial instruments are recorded on a gross basis on the Condensed Statement of Assets, Liabilities, and Equity. In connection with its derivative, repurchase and reverse repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, repurchase agreements, and reverse repurchase agreements.
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2013 and December 31, 2012. The Company has not previously entered into master netting agreements with any of its counterparties.

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments(2)(3)	Cash Collateral (Received) Pledged(3)	Net Amount
(In thousands)
March 31, 2013:
Financial derivatives - assets	$36,250
Financial derivatives - liabilities	(18,490)
	$17,760	$—	$(2,620)	$15,140
Repurchase agreements	$42,614
Reverse repurchase agreements	(956,272)
	$(922,658)	$1,111,079	$1,730	$190,151

December 31, 2012:
Financial derivatives - assets	$48,504
Financial derivatives - liabilities	(15,212)
	$33,292	$—	$(13,188)	$20,104
Repurchase agreements	$13,650
Reverse repurchase agreements	(905,718)
	$(892,068)	$1,047,944	$4,128	$160,004

(1)
In the Company’s Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with the repurchase agreements, reverse repurchase agreements, and derivatives transactions are presented on a gross basis.

(2)	Amounts disclosed in the Financial Instruments column of the table represent collateral that is available to be offset against balances associated with repurchase and reverse repurchase agreements.

(3)	As collateral is called or posted per counterparty it is generally called or posted across all positions with each respective counterparty.
12. Contingencies and Commitments
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2013 and December 31, 2012.

13. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended March 31, 2013	Three Month Period Ended March 31, 2012
Beginning Shareholders' Equity Per Share (12/31/2012 and 12/31/2011, respectively)	$24.86	$22.55
Net Investment Income	0.52	0.67
Net Realized/Unrealized Gains (Losses)	1.48	1.28
Results of Operations Attributable to Equity	2.00	1.95
Less: Results of Operations Attributable to Non-controlling Interest	(0.02)	—
Results of Operations Attributable to Shareholders' Equity(1)	1.98	1.95
Dividends Paid to Common Shareholders	(1.52)	(0.40)
Weighted Average Share Impact on Dividends Paid (2)	(0.05)	(0.01)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs) and Share Repurchases	0.01	—
Ending Shareholders' Equity Per Share (3/31/2013 and 3/31/2012, respectively)(3)	$25.28	$24.09
Shares Outstanding, end of period	20,403,723	16,447,651

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 9).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP unit holders.

(3)
If all LTIP units and OP units (if applicable) previously issued were vested and exchanged for common shares as of March 31, 2013 and 2012, shareholders' equity per share would be $24.78 and $23.53, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price. This latter return is considered a market based return, and is only computed for periods following the completion of the Company's October 2010 initial public offering, since the Company's shares were not publicly traded before such time.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended March 31, 2013	Three Month Period Ended March 31, 2012
Total Return	7.87%	8.66%

(1)
Total return is calculated for all shareholders' equity accounts taken as a whole for each period. Total return is calculated assuming reinvestment of all distributions at shareholders' equity per share during the period.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP and OP units: (1)

Three Month Period Ended March 31, 2013
Total Return	5.71%

(1)
Total return is calculated assuming all LTIP and OP units had been converted into common shares at March 31, 2013. Total return represents all shareholders' equity accounts outstanding for the entire period. LTIP and OP units outstanding at March 31, 2013 totaled 609,096 and represent 2.90% of total common shares and LTIP and OP units outstanding as of that date.

Market Based Total Return for a Shareholder:
For the three month periods ended March 31, 2013 and 2012, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 16.90% and 16.21%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.

Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended March 31, 2013	Three Month Period Ended March 31, 2012
Net Investment Income (2)	9.41%	11.51%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.
Expense Ratios to Average Equity: (1)

	Three Month Period Ended March 31, 2013	Three Month Period Ended March 31, 2012
Operating expenses before incentive fee and interest expense	(2.81)%	(3.09)%
Incentive fee	(0.39)%	—%
Interest expense	(1.66)%	(1.92)%
Total Expenses	(4.86)%	(5.01)%

(1)	Average equity is calculated using month end values.
14. Subsequent Events
On May 2, 2013, the Company's Board of Directors approved a dividend for the first quarter of 2013 in the amount of $0.77 per share payable on June 17, 2013 to shareholders of record as of May 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q, except where the context suggests otherwise, "EFC," "we," "us," and "our" refer to Ellington Financial LLC and its subsidiaries, our "Manager" refers to Ellington Financial Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms.
Executive Summary
We are a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored enterprise, mortgage-related derivatives, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities, and derivatives. We also may opportunistically acquire and manage other types of mortgage-related and financial asset classes, such as residential whole mortgage loans, securities backed by consumer and commercial assets, or "ABS," non-mortgage-related derivatives, and real property. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with an 18-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
Effective January 1, 2013, we conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, our newly formed consolidated operating partnership subsidiary (the “Operating Partnership”). As of March 31, 2013, we have a 99% ownership interest in the Operating Partnership. The 1% interest not owned by us represents the interest in the Operating Partnership, owned by an affiliate of our Manager, which is reflected in our financial statements as a non-controlling interest.
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
Through March 31, 2013, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that it will continue to be over the near term. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS. We also expect that we will continue to allocate some of our capital to our CMBS and commercial mortgage loan strategy.
We also use leverage in our non-Agency MBS strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2013, we financed our purchases of Agency RMBS and non-Agency MBS almost exclusively through reverse repo agreements, which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities, and Equity as "Securitized debt." This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency MBS which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
As of March 31, 2013, outstanding borrowings under reverse repos and securitized debt were $966.5 million and our debt-to-equity ratio was 1.86 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of March 31, 2013, approximately 75.3% or $727.8 million relates to our Agency RMBS holdings.

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
Trends and Recent Market Developments
Key trends and recent market developments for the MBS market include the following:

•
Federal Reserve and Monetary Policy—On March 20, 2013, based on the still elevated level of U.S. unemployment, the U.S. Federal Reserve, or the "Federal Reserve," reiterated its intention to continue its accommodative monetary policies in spite of the recent signs of improvements in labor market conditions and the general economy;

•
Mortgage Market Statistics—In the fourth quarter of 2012, mortgage delinquency and foreclosure rates continued to fall, and in the early months of 2013, home prices continued to trend higher; these and other factors have provided further support to the notion that the U.S. housing market is in a sustained recovery;

•
Government Homeowner Assistance Programs—In April 2013, the Federal Housing Finance Agency, or the "FHFA," announced a two year extension to the expiration of the Home Affordable Refinance Program, or "HARP," from December 2013 to December 2015;

•
REO to Rental—Institutional investors continue to purchase significant numbers of single family properties in select regions of the country, removing foreclosure inventory from the market and supporting home prices; in late 2012 one such institution completed its initial public offering; in April 2013, another company, originally the result of a December spin-off, completed a public offering;

•
GSE Developments—Government-sponsored enterprise, or "GSE," related developments include the FHFA directing Fannie Mae and Freddie Mac to begin to more rationally price their risk, and the U.S. Treasury Department’s focus on accelerating the wind down of Fannie Mae and Freddie Mac;

•
Mortgage Servicing and Origination—Consolidation continued to drive the mortgage servicing industry toward larger, more efficient servicers, leading to higher prepayment speeds and more liberal use of short sales and principal reduction modifications instead of foreclosures;

•
Consumer Financial Protection Bureau—On January 10, 2013, the Consumer Financial Protection Bureau, or "CFPB," issued its "Ability-to-Repay" rule, designed to ensure that lenders offer mortgages that borrowers can afford to pay back and also proposed to establish the final requirements for "Qualified Mortgages"; and

•	Liquidity and Valuations—Non-Agency MBS continued to rally in the first quarter of 2013 as positive housing market data provided a lift to asset valuations.
Federal Reserve and Monetary Policy
Consistent with its December 2012 announcement, on March 20, 2013 and again on May 1, 2013 the Federal Reserve announced its intention to continue purchasing Agency RMBS at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. The Federal Reserve further announced that it would be maintaining its existing policies of reinvesting principal payments from its holdings of Agency debt and Agency RMBS into Agency RMBS and of rolling over maturing U.S. Treasury securities at auction. These actions continue to be taken by the Federal Reserve in furtherance of its stated goals to maintain downward pressure on longer-term interest rates, support mortgage markets and help to make broader financial conditions more accommodative. While the Federal Reserve did not state a projected end date for its asset purchase program, it did specify that when it decides to begin to remove policy accommodation, it will be done using a "balanced approach." This language was likely included in the announcement to quell market speculation about when and how the Federal Reserve would end the program. The Federal Reserve also reiterated its December 2012 statement that it would continue to maintain the target range for the federal funds rate at 0% to 0.25% as long as the unemployment rate remains above 6.5%.
The Federal Reserve’s asset purchases and other policy initiatives are designed to lower yields on Agency RMBS and thereby drive mortgage rates lower in order to spur refinancing activity and support a stronger economic recovery. However, in recent months, market perception of uncertainty with respect to future Federal Reserve actions has added significant volatility to the market for Agency RMBS. While the actions of the Federal Reserve have been successful in causing investors to sell lower-yielding assets, such as Agency RMBS and U.S. Treasury securities, and buy higher-yielding assets such as non-Agency MBS and high-yield corporate bonds, these actions have been somewhat less successful over the last few months in lowering yields on Agency RMBS and U.S. Treasury securities. For example, the yield on the benchmark ten year U.S. Treasury rose above 2% during the first quarter of 2013, representing its highest level since the start of the asset purchase programs. Market volatility notwithstanding, Agency RMBS prices remain at high levels and prepayment risk remains elevated. As a result, prepayments on our Agency RMBS may increase, which would reduce the yields on these securities. In light of these risks, we continue to seek Agency RMBS investments with prepayment protection characteristics, or "prepayment protected pools." Examples of prepayment protected pools are those comprised of low loan balance mortgages, mortgages backing investor properties, those containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and those containing mortgages with various other prepayment protection characteristics. The increased volatility, as a result of market perception of uncertainty with respect to future Federal Reserve actions, reinforces the importance of the Company’s ability to hedge its risks using a variety of tools, including TBAs, as it navigates the changing market landscape.
Mortgage Market Statistics
The percentage of subprime mortgages either delinquent or in foreclosure has declined as of December 31, 2012 compared to September 30, 2012, as reported by the Mortgage Bankers Association, or the "MBA," in their National Delinquency Survey:

	As of
	December 31, 2012	September 30, 2012
Fixed (1)
Delinquent (2)	19.2%	19.2%
Foreclosure	9.3%	9.4%
Total	28.5%	28.6%
ARM (1)
Delinquent (2)	22.3%	23.0%
Foreclosure	18.2%	19.3%
Total	40.5%	42.3%

(1)	Source: Based on Mortgage Bankers Association, National Delinquency Survey press releases issued February 21, 2013 and November 15, 2012.

(2)	Includes loans that are at least one payment past due but does not include loans in foreclosure, seasonally adjusted.
The improving trend in delinquency and foreclosure statistics is at least in part due to the improvement in home prices that has occurred over the past year. As homeowners re-establish equity in their homes through recovering real estate prices, they are less likely to become delinquent on their mortgages. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2013 showed that, on average, home prices increased 8.6% for its 10-City Composite and by 9.3% for the 20-City Composite as compared to February 2012. On a monthly basis, the respective increases were 0.4% and 0.3% and are notable since they occurred during a time of year when prices typically decline. According to the report, home prices remain below the peak levels of 2006, but on average, are back to their autumn 2003 levels for both the 10-City and 20-City Composites. In addition to home prices rising, single family home building permits and housing starts have experienced significant increases as compared to one year ago. Finally, according to CoreLogic, as of March 2013, the national inventory of foreclosed homes was 1.1 million and represented the 17th consecutive month with a year-over-year decline. As of March 2012, the inventory of foreclosed homes was 1.5 million. This decline has the impact of reducing the overhang effect of these unsold homes on the housing market. The slow pace of the recovery of the U.S. economy, including the still elevated level of unemployment, continues to create potential risk to the recovering housing market. However, recent trends continue to indicate a recovery has taken hold in the housing market.
On May 3, 2013, the U.S. Department of Labor reported that, as of April 2013, the U.S. unemployment rate was 7.5%. This compares to 8.1% as of April 2012. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that continued unemployment at such levels could impede the positive trends that have occurred in the housing market and could contribute to further increases in mortgage delinquencies and decreases in home prices. As a mitigating factor, however, the Federal Reserve’s accommodative monetary policies continue to support the housing market, and furthermore the Federal Reserve has announced that it will maintain these accommodative policies as long as the unemployment rate remains above 6.5% and as long as inflation seems to remain contained.
Government Homeowner Assistance Programs
According to FHFA, Fannie Mae and Freddie Mac refinanced approximately 100,000 loans in January 2013 under HARP, with borrowers with loan-to-value ratios greater than 105% making up 47% of those refinanced. Since its inception in April 2009, approximately 2.3 million loans have been refinanced through this program. The recent success of HARP is due to record-low mortgage rates and enhancements to the program made in late 2011, including removal of the loan-to-value ceiling for borrowers who refinance into fixed-rate loans and the elimination or lowering of fees for certain borrowers. On April 11, 2013, the FHFA directed Fannie Mae and Freddie Mac to extend HARP by two years to December 31, 2015. FHFA also intends to launch a nationwide campaign to insure that more homeowners are aware of HARP and its eligibility requirements with the goal of continuing to provide borrowers opportunities to refinance their mortgages and to reduce risk for the GSEs and taxpayers. Given the low level of mortgage rates, the extension of the program and the effort to attract more borrowers, it is likely that HARP refinancing volume will remain elevated in the near to medium term.
REO to Rental
A number of large institutional investors have been purchasing significant numbers of single family properties in select regions of the country with the objective of generating rental income and, potentially, long-term gains. Certain banks are also providing financing for these "REO to rental" purchases, in some cases with the goal of ultimately replacing such borrowings with long term debt through securitization of rental cashflows. Meanwhile, in late 2012 one newly formed real estate investment trust focused solely on REO to rental strategies successfully completed an initial public offering. In April 2013, another company, originally the result of a December spin-off, completed a public offering; and several other initial public offerings are planned in the space. In those regions where REO to rental activity is most concentrated, this activity is having two primary effects on the housing market. First, it is removing some of the foreclosure property inventory from the market, and second, the robust purchasing activity is supporting, and in many cases lifting, home prices.
GSE Developments
On March 4, 2013, in connection with its ongoing efforts to wind down the GSEs, the FHFA announced its plans for the remainder of 2013. First, the FHFA plans to establish a new business entity that will be initially owned and funded by Fannie Mae and Freddie Mac and operate as a replacement for some of their legacy infrastructure. The longer term goal of this new entity is to create a common securitization platform that could eventually be sold or used by policy makers as a foundational element of the mortgage market of the future. Second, for 2013 the FHFA reiterated its goal of executing risk-sharing transactions for both Fannie Mae and Freddie Mac which could include transactions involving expanded mortgage insurance, credit-linked securities, senior/subordinated securities, and others. Third, the FHFA also expects to continue increasing guarantee fees in 2013 so as to make these fees more aligned with what might be expected to be charged by private sector providers. Fourth, plans for 2013 also include maintaining foreclosure prevention activities, such as HARP refinancings for underwater borrowers. Furthermore, in April 2013 the FHFA announced that it was extending HARP by two years to December 31, 2015.
We believe that those efforts aimed at more rationally pricing risk taken by the GSEs and aimed at reducing the GSEs’ portfolios, and thereby accelerating the re-entry of private capital into the U.S. mortgage market, are potentially beneficial to our business. However, this process has been slow and will likely continue to evolve over an extended period. Notwithstanding the effective stabilization of the financial condition of the GSEs in the aftermath of the financial crisis, the GSE’s continue to support the overwhelming majority of the U.S. single-family mortgage market. Alternatives to GSEs will become more and more necessary as they are wound down, which could increase the breadth and depth of attractive investment opportunities that are available to us and may serve as a catalyst for the rebirth of the non-Agency mortgage securitization market.
Mortgage Servicing and Origination
The mortgage servicing industry continued to consolidate, as the largest and most efficient mortgage servicers continued to acquire mortgage servicing rights, or "MSRs," in a number of high-profile transactions. Non-bank servicers in particular are gaining market share, as MSRs will carry less favorable capital treatment under the impending Basel III framework. As a result of this industry consolidation, prepayment rates have jumped significantly for mortgage pools whose servicing was transferred to more efficient servicers. In the second half of 2012, we also saw a growing convergence in refinancing rates among these servicers for certain collateral types, such as loans that became eligible for streamlined financing as part of HARP.
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
We expect these dynamics to persist for some time. First, it will take many months for originators to increase hiring to sufficient levels. Second, there is still a large supply of HARP-eligible loans that originators can profitably refinance. Based on recent refinancing rates of HARP-eligible loans, the extension of the program through 2015, and the proposed campaign by the FHFA to attract even more borrowers, we expect prepayment rates of HARP-eligible loans to remain elevated. Because HARP refinancings tend to be more profitable for originators than other refinancings, we expect originators to exhaust the pipeline of HARP-eligible refinancings before refocusing on traditional refinancings.
We are also seeing significant changes in the way that servicers are handling delinquent loans, driven both by consolidation in the servicing industry and by the strength in the housing market. Servicers are increasingly pursuing loan modifications and short sales in lieu of foreclosure. In the case of loan modifications, servicers are pursuing principal reduction modifications much more aggressively than they were a year ago. While this trend is partially the result of political and regulatory pressures, the strength in the housing market has also contributed, as more modified borrowers have reached a positive equity position in their homes, leading to a decline in re-default rates for modified borrowers. In the case of short sales, since these generally result in higher liquidation proceeds than foreclosures, the use of short sales have helped reduce realized losses for investors in non-Agency RMBS.
Consumer Financial Protection Bureau
The CFPB was established under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act." The CFPB’s mission is to make markets for consumer financial products and services operate better from the perspective of the consumer. Its activities include, among others, conduct rule-making, supervision and enforcement of Federal consumer financial protection laws, restricting unfair, deceptive or abusive acts or practices, taking consumer complaints, and promoting financial education. In connection with its mission, on January 10, 2013, the CFPB issued a final rule designed to implement laws requiring mortgage lenders to consider consumers’ ability to repay mortgage loans before extending them credit. The "ability-to-repay" rule, which is applicable to prime as well as subprime mortgages, requires the following: (i) potential borrowers must supply financial information and lenders must verify it; (ii) in order to qualify for a particular loan, a consumer must have sufficient assets or income to pay back the loan; and (iii) lenders must determine the consumer’s ability to repay both the principal and the interest of the loan over the long term. At a minimum, creditors generally must consider eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Creditors must generally use reasonably reliable third-party records to verify the information they use to evaluate the factors.
The Dodd-Frank Act provides that "qualified mortgages," which are mortgage loans satisfying certain criteria, are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. However, the Act did not specify whether the presumption of compliance is conclusive (i.e., creates a safe harbor) or is rebuttable. The final rule removed this ambiguity in the Act, as it provides a safe harbor for loans that satisfy the definition of a qualified mortgage and are not higher-priced (i.e. prime mortgages), and provides a rebuttable presumption for higher-priced mortgage loans. It also sets certain product-feature prerequisites and affordability underwriting requirements for qualified mortgages and vests discretion in the CFPB to decide whether additional underwriting or other requirements should apply. The final rule issued by the CFPB implements the statutory criteria, which generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. So-called "no-doc loans," where the creditor does not verify income or assets, also cannot be qualified mortgages. Finally, a loan generally cannot be a qualified mortgage if the points and fees paid by the consumer exceed three percent of the total loan amount, although certain bona fide discount points are excluded for prime loans. The rule provides guidance on the calculation of points and fees, and thresholds for smaller loans. The final rule also establishes general underwriting criteria for qualified mortgages. Most importantly, the general rule requires that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the consumer have a total (or back-end) debt-to-income ratio that is less than or equal to 43%.
These rules provide protections for borrowers as well as lenders, and will clearly influence the types of mortgages that lenders are willing to issue, given the legal protections afforded to qualified mortgages but not to non-qualified mortgages. As these rules are not scheduled to take effect until January 2014, and as they may be subject to further amendment or refinement, it is too early to determine the impact that they will have on mortgage lending and on RMBS.
Liquidity and Valuations
In the first quarter of 2013, non-Agency MBS securities continued the rally that began in 2012. Market sentiment continued to be very positive for the U.S. housing sector, with a general consensus forecast of continued increases in home prices, a gradual decline in unemployment, and moderate economic growth. In fact, in the first quarter home prices resumed their upward trend (all the more so on a seasonally adjusted basis), the unemployment rate continued to decline and overall growth (as measured by gross domestic product, or "GDP") grew by 2.5% for the first quarter of 2013 on an annualized basis. These factors combined to sustain the very favorable environment for non-Agency MBS that has existed for the past year.
Another positive factor – and on that is particular to non-Agency RMBS valuations – has been the lack of supply from a new issue market. The non-Agency RMBS securitization market has still not recovered nearly enough to make non-Agency securitization a large-scale viable option for mortgage originators. As a result, the vast majority of residential mortgage originations not retained in portfolio by banks are funneled into Agency RMBS. Thus the non-Agency RMBS market continues to shrink: as the mortgage loans underlying non-Agency RMBS prepay or default, they are more likely to be replaced with government-guaranteed mortgages. On the other hand, the securitization markets for commercial mortgage loans and syndicated corporate loans offer an interesting contrast; these securitization markets (i.e., the CMBS and CLO markets) have almost completely healed since the financial crisis, and faced with a heavy supply of new CMBS and CLO issuances in the first quarter as compared to recent quarters, valuations in those sectors weakened somewhat towards the end of the quarter. While yields have steadily declined over the past year on most non-Agency RMBS, yields offered in this asset class still compare very favorably to other fixed income sectors, where the Federal Reserve's accommodative monetary policies have kept yields low.
Repo financing remains readily available for both Agency and non-Agency MBS, and within each of these asset classes our borrowing costs and haircuts have remained relatively stable. The economic situation in Europe, however, while appearing marginally better than it was a year ago, continues to be an area of concern. Since European banks have historically been a significant financing source for many U.S. investment banks that provide RMBS financing, a systemic shock to the European financial system would severely constrain the willingness and ability of U.S. banks and investment banks to finance RMBS, especially non-Agency RMBS. Despite these concerns, we have not yet seen any material impact on our ability to finance non-Agency RMBS. As of March 31, 2013 our outstanding reverse repos were with twelve different counterparties.
Outlook
We believe that the technical trends in the non-Agency MBS markets continue to be positive. While non-Agency MBS yields are at their lowest point since 2008, the scarcity of investment alternatives with attractive yields has continued to fuel demand for non-Agency MBS. As long as the Federal Reserve continues its accommodative monetary policies, we expect these trends to continue. We also expect that most of the other positive developments that have lifted the market in the past year, such as the improved regulatory capital treatment of non-Agency MBS assets for banks, will continue to support the non-Agency MBS market in the near term. These positive factors notwithstanding, negative macroeconomic events, if they were to materialize, pose potential risk to non-Agency MBS. European economies continue to struggle, and a large shock to the European financial system could depress investor appetite for non-Agency MBS assets. In addition, while the U.S. Government avoided the fiscal cliff at the beginning of 2013, most of the underlying budgetary and fiscal problems have only been deferred. Should the U.S. economy relapse into recession, all credit-sensitive assets, including non-Agency MBS, could suffer.
We also continue to remain generally optimistic on the fundamental prospects for non-Agency RMBS. We believe the upward trend in home prices and the downward trend in delinquencies, foreclosures, and shadow housing inventory will enhance the yields of, and provide further price support to, non-Agency RMBS. Since the recent rally in non-Agency RMBS has reduced available yields, we believe that skillful security selection has become an even more important factor in our ability to generate returns in 2013. We believe that the recent substantial movements in non-Agency RMBS prices have created numerous pricing disparities that require sophisticated security analysis to identify. We intend to continue to take advantage of trading opportunities to sell those securities that we believe have become more fully valued or overpriced, and purchase those securities that we believe offer better relative value. We also intend to opportunistically purchase attractively priced securities in other sectors, such as asset-backed securities and whole mortgage loans. As a case in point, in the fourth quarter of 2012 we purchased our first non-performing commercial whole loan, and in the first quarter of 2013 we purchased collateralized loan obligations, or "CLOs," valued at $11.6 million as of March 31, 2013.
In the first quarter, we continued to reduce our credit hedges so as to more fully take advantage of the additional yield tightening that we expect to see in non-Agency RMBS. In particular, we reduced our mortgage-related hedges and we have instead been focusing on credit hedges that we believe will provide greater protection in the event of an economic downturn, such as short positions on CDS corporate indices. The flexibility of our corporate structure allows us to increase or decrease our hedges as and when we see fit. As market conditions change, and especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
In our Agency RMBS strategy, we continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. However, actions by the Federal Reserve continue to dominate the Agency RMBS market, and uncertainty around Federal Reserve policy has created significant volatility, as evidenced by the recent sharp contraction in specified pool pay-ups. Market perception of uncertainty with respect to future Federal Reserve actions reinforces the importance of the Company’s ability to hedge its risks using a variety of tools, including TBAs, as it navigates the changing market landscape. We also believe that our active trading style, coupled with our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy. Still, prepayment risk remains elevated in our Agency RMBS pools. Given the heightened prepayment risk and valuation risk that accompanies current prices, hedging our Agency RMBS portfolio with short TBA positions has become, as a risk management tool, as critical as ever.
In our commercial mortgage loan and CMBS strategy, we have participated actively in both the still-recovering new issue market and in the secondary market, especially in relation to the relatively small amount of our capital allocated to this strategy. While we reduced our holdings of CMBS during the first quarter, we expect that the continued growth of the commercial mortgage sector will continue to present investment opportunities in 2013.
Critical Accounting Policies
Our unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for investment companies. In June 2007, the AICPA issued Amendments to ASC 946-10 ("ASC 946-10"), Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. ASC 946-10 was effective for fiscal years beginning on or after December 15, 2007 with earlier application encouraged. After we adopted ASC 946-10, the FASB issued guidance which effectively delayed indefinitely the effective date of ASC 946-10. However, this additional guidance explicitly permitted entities that early adopted ASC 946-10 before December 31, 2007 to continue to apply the provisions of ASC 946-10. We have elected to continue to apply the provisions of ASC 946-10. ASC 946-10 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies, or the "Guide." The Guide provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company, of an investment company or of an equity method investor in an investment company. Effective August 17, 2007, we adopted ASC 946-10 and follow its provisions which, among other things, requires that investments be reported at fair value in the financial statements. Although we conduct our operations so that we are not required to register as an investment company under the Investment Company Act, for financial reporting purposes, we have elected to continue to apply the provisions of ASC 946-10.
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
Valuation: We adopted a three-level valuation hierarchy for disclosure of fair value measurements on January 1, 2008. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include securities, derivatives, and repurchase agreements. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.
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
Level 3 valuation methodologies include (i) the solicitation of valuations from third parties (typically, broker-dealers), (ii)the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (iii) the assessment of observable or reported recent trading activity. The Manager utilizes such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument.
The Manager seeks to obtain at least one third-party indicative valuation for each instrument, and often obtains multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. The Manager has been able to obtain third-party valuations on the vast majority of the Company's assets and expects to continue to solicit third-party valuations on substantially all assets in the future to the extent practical. Generally the Manager values each financial instrument at the average of all third party valuations received and not rejected as described below. Third-party valuations are not binding on us, and while the Manager generally does not adjust such valuations, the Manager may challenge or reject a valuation when, based on the valuation criteria, the Manager determines that such valuation is unreasonable or erroneous. Furthermore, the Manager may determine based on validation criteria, that for a given instrument the average of the third-party valuations received does not result in what the Manager believes to be fair value, and in such circumstances the Manager may override this average with its own good faith valuation. The validation criteria include the use of the Manager's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The Manager's valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
See the notes to our consolidated financial statements for more information on valuation.
Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on MBS, ABS, commercial mortgage loans, U.S. Treasury securities, and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses. For non-performing commercial mortgage loans, purchase discounts are generally not amortized.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio as of March 31, 2013 and December 31, 2012. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2013					December 31, 2012
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS(2)	$761,019	$553,640	$72.75	$488,279	$64.16	$818,878	$524,881	$64.10	$482,824	$58.96
Non-Agency CMBS and Commercial Mortgage Loans	17,196	15,491	90.09	15,294	88.94	41,667	28,873	69.29	32,078	76.99
Other ABS(3)	5,713	5,529	96.78	5,609	98.18	—	—	—	—	—
Total Non-Agency MBS, Other ABS, and Commercial Mortgage Loans	783,928	574,660	73.31	509,182	64.95	860,545	553,754	64.35	514,902	59.83
Agency RMBS:(4)
Floating	13,720	14,512	105.77	14,071	102.56	16,219	17,169	105.86	16,612	102.42
Fixed	772,494	830,266	107.48	824,821	106.77	696,123	750,454	107.80	740,463	106.37
Total Agency RMBS	786,214	844,778	107.45	838,892	106.70	712,342	767,623	107.76	757,075	106.28
Total Non-Agency and Agency MBS, Other ABS, and Commercial Mortgage Loans	$1,570,142	$1,419,438	$90.40	$1,348,074	$85.86	$1,572,887	$1,321,377	$84.01	$1,271,977	$80.87
Agency Interest Only RMBS	n/a	$16,228	n/a	$18,636	n/a	n/a	$6,644	n/a	$9,289	n/a
Non-Agency Interest Only and Principal Only RMBS and Other	n/a	$10,289	n/a	$9,423	n/a	n/a	$3,485	n/a	$3,308	n/a
TBAs:
Long	$86,920	$89,969	$103.51	$89,655	$103.15	$41,150	$43,610	$105.98	$43,579	$105.90
Short	(572,782)	(607,285)	106.02	(606,162)	105.83	(568,880)	(608,720)	107.00	(607,967)	106.87
Net Short TBAs	$(485,862)	$(517,316)	$106.47	$(516,507)	$106.31	$(527,730)	$(565,110)	$107.08	$(564,388)	$106.95
Short U.S. Treasury Securities	$(41,700)	$(42,471)	$101.85	$(41,939)	$100.57	$(13,000)	$(13,581)	$104.47	$(13,081)	$100.62
Repurchase Agreements	$42,614	$42,614	$100.00	$42,614	$100.00	$13,650	$13,650	$100.00	$13,650	$100.00
Total Net Investments		$928,782		$860,301			$766,465		$720,755

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Interest Only, Principal Only, and Other Private Label securities.

(3)	Excludes equity tranches and similar securities.

(4)	Excludes Interest Only securities and TBAs.

The following table summarizes our financial derivatives portfolio as of March 31, 2013 and December 31, 2012. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2013		December 31, 2012
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage-Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$39,935	$(14,092)	$40,216	$(11,986)
Total Long Mortgage-Related Derivatives	39,935	(14,092)	40,216	(11,986)

Short Mortgage-Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(57,451)	9,329	(74,621)	10,986
CDS on Individual RMBS	(37,262)	26,396	(45,121)	36,030
Total Short Mortgage-Related Derivatives	(94,713)	35,725	(119,742)	47,016

Net Mortgage-Related Derivatives	$(54,778)	$21,633	$(79,526)	$35,030

Short CDS on Corporate Bond Indices	$(85,500)	$(2,759)	$(67,500)	$(484)
Long Total Return Swaps on Corporate Equities (5)	$2,440	$(13)	$—	$—
Short Total Return Swaps on Corporate Equities (5)	$(13,571)	$47	$(18,737)	$(65)

Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$17,280	$(17)	$2,500	$(32)
Short Interest Rate Swaps (4)	(548,070)	(1,083)	(238,900)	(1,087)
Short Eurodollar Futures (6)	(42,000)	(48)	(63,000)	(70)
Total Net Interest Rate Derivatives	$(572,790)	$(1,148)	$(299,400)	$(1,189)

Total Net Derivatives	$(724,199)	$17,760	$(465,163)	$33,292

(1)	Long mortgage-related derivatives represent transactions where the Company sold credit protection to a counterparty.

(2)	Short mortgage-related derivatives represent transactions where the Company purchased credit protection from a counterparty.

(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(5)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(6)	Every $1,000,000 in notional value represents one contract.
As of March 31, 2013, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.3 billion as compared to $2.2 billion as of December 31, 2012. Total liabilities as of March 31, 2013 were $1.8 billion as compared to $1.6 billion as of December 31, 2012. Our portfolios of investments and financial derivatives included in total assets totaled $1.6 billion and $1.4 billion as of March 31, 2013 and December 31, 2012, respectively, while our investments sold short and financial derivatives included in total liabilities were $668.2 million and $637.5 million as of March 31, 2013 and December 31, 2012, respectively. We use TBAs in combination with interest rate swaps as the primary instruments to hedge interest rate risk in our long Agency RMBS portfolio. On a quarterly basis, outstanding amounts of these hedging instruments may fluctuate according to the size of our long Agency RMBS portfolio as well as according to how we view market dynamics as favoring the use of one or the other.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of March 31, 2013, total assets included $90.0 million of TBAs as well as $606.3 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales. As of March 31, 2013, total liabilities included $607.3 million of TBAs sold short as well as $89.9 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2012, total liabilities included $608.7 million of TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.

As of March 31, 2013 and December 31, 2012, our net short TBAs (short TBA positions reduced by long TBA positions) was $517.3 million and $565.1 million, respectively. The aggregate value of our other (i.e. non-TBA) Agency RMBS as of March 31, 2013 and December 31, 2012, was $861.0 million and $774.3 million, respectively. We increased our non-TBA Agency RMBS long position following the recent volatility in Agency RMBS prices and the resulting opportunities in that market. Our net Agency RMBS position (long non-TBA Agency RMBS reduced by net short TBAs) increased to a long position of $343.7 million as of March 31, 2013 from a long position of $209.2 million as of December 31, 2012. As of March 31, 2013, we reduced our net short TBAs relative to our long Agency RMBS, in favor of increased net short interest rate swaps. Since we actively trade our Agency RMBS, our gross positions tend to fluctuate significantly from period to period. In addition we continuously re-evaluate our overall net Agency RMBS position.
As of March 31, 2013, we held $584.9 million of non-Agency MBS, other ABS, and commercial mortgage loans as compared to $557.2 million as of December 31, 2012. The increase in the total value of our non-Agency MBS portfolio is due in part to the extension of the rally in non-Agency asset valuations that began in early 2012 and in part to the active trading of the portfolio whereby we profitably sold lower dollar priced securities and purchased a greater amount of higher priced securities. The non-Agency MBS market over the past year has been fueled by the apparent recovery in the U.S. housing market as well as the increased demand for higher yielding fixed income assets. Throughout this rally, we have rotated out of certain assets that we believed had become more fully valued, and into other non-Agency MBS assets whose prices had lagged in comparison. In our CMBS strategy, although we recently have had only a modest amount of our capital allocated to this sector, we have actively traded our holdings. During the quarter, we exited a CMBS position which had declined in value, thereby generating a realized loss for the period. However, this realized loss was offset by unrealized gains in our other holdings. As of March 31, 2013, our CMBS and commercial mortgage loan portfolio represented 3% of the fair value of our non-Agency portfolio as compared to 5% as of December 31, 2012. In addition, during the quarter we purchased our first CLO securities in the Consolidated Condensed Schedule of Investments. As of March 31, 2013, our CLOs represented 2% of the fair value of our non-Agency portfolio.
As of March 31, 2013, our holdings of net mortgage-related derivatives declined as compared to December 31, 2012. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent short positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our short CDS contracts on individual RMBS declined to $37.3 million as of March 31, 2013 from $45.1 million as of December 31, 2012. Certain of these contracts ran off during the period, while others were deliberately terminated.
As of March 31, 2013, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $17.5 million as compared to $34.4 million as of December 31, 2012. The period-over-period decline in our net short holdings of mortgage-related derivatives in part reflected our decision to hedge less of our credit risk, so as to more fully benefit from the rally in non-Agency MBS. At the same time, we increased our short position in CDS on corporate bond indices. As of March 31, 2013, our short CDS on corporate bond indices increased to a notional amount of $85.5 million from $67.5 million as of December 31, 2012. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
As of March 31, 2013, the notional value of our net short interest rate swaps increased to $530.8 million from $236.4 million as of December 31, 2012. This increase was related both to the increase in our Agency RMBS holdings as well as to our decision to replace a portion of our short TBA interest rate hedges with short interest rate swaps.
We have entered into reverse repos to finance some of our assets. As of March 31, 2013 and December 31, 2012, indebtedness outstanding on our reverse repos was approximately $965.3 million and $905.7 million, respectively. The increase in our outstanding indebtedness as of March 31, 2013 as compared to December 31, 2012 was principally the result of a larger portfolio of Agency RMBS held as of March 31, 2013 as compared to December 31, 2012 and a higher amount of financed non-Agency MBS as of March 31, 2013 as compared to December 31, 2012. As of March 31, 2013, we had total Agency RMBS financed with reverse repos of $764.5 million as compared to $737.9 million as of December 31, 2012. As of March 31, 2013, we had total non-Agency MBS financed with reverse repos of $373.4 million as compared to $313.2 million as of December 31, 2012. Outstanding indebtedness under reverse repos for Agency RMBS as of March 31, 2013 and December 31, 2012 was $727.8 million and $704.9 million, respectively, while outstanding indebtedness under reverse repos for non-Agency MBS as of March 31, 2013 and December 31, 2012 was $237.5 million and $200.8 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of March 31, 2013 and December 31, 2012, our derivative and/or TBA counterparties posted an aggregate value of approximately $21.6 million and $31.0 million, respectively as of each date, of collateral with us. This collateral posted with us is included in Due to brokers on margin accounts on our Consolidated Statement of Assets, Liabilities, and Equity.
TBA Market
We generally do not settle our purchases and sales of TBAs. If, for example, we wish to maintain a short position in a particular TBA as a hedge, we may "roll" the short TBA transaction. In a hypothetical roll transaction, we might have previously entered into a contract to sell a specified amount of 30-year FNMA 4.5% TBA pass-throughs to a particular counterparty for a specified settlement date. As this settlement date approaches, because we generally do not intend to settle the sale transaction, but we wish to maintain the short position, we enter into a roll transaction whereby we purchase the same amount of 30-year FNMA 4.5% TBA pass-throughs (but not necessarily from the same counterparty) for the same specified settlement date, and we sell the same amount of 30-year FNMA 4.5% TBA pass-throughs (potentially to yet another counterparty) for a later settlement date. In this way, we have essentially "flattened out" our 30-year FNMA 4.5% TBA pass-through position for the earlier settlement date (i.e., offset the original sale with a corresponding purchase), and established a new short position for the later settlement date, hence maintaining our short position. By rolling our transaction, we maintain our desired short position in 30-year FNMA 4.5% securities without settling the original sale transaction.
In the case where the counterparty from whom we purchase (or to whom we sell) for the earlier settlement date is the same as the counterparty to whom we sell (or from whom we purchase) for the later settlement date, and when these purchases/sales are transacted simultaneously, this pair of simultaneous purchases or sales is often referred to as a "TBA roll" transaction.
In some instances, to avoid taking or making delivery of TBA securities, we will "pair off" an open purchase or sale transaction with an offsetting sale or purchase with the same counterparty. Alternatively, we will "assign" open transactions from counterparties from whom we have purchased to other counterparties to whom we have sold. In either case, no securities are actually delivered, but instead the net difference in trade proceeds of the offsetting transactions is calculated and a money wire representing such difference is sent to the appropriate party.
For the three month period ended March 31, 2013, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $4.1 billion as compared to $4.2 billion for the three month period ended March 31, 2012. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other RMBS assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since the Company has actively turned over its portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, the Company’s fixed rate Agency whole pool portfolio is typically larger in gross size than the Company’s equity capital base, and so the Company tends to hold large short TBA positions relative to its equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to the Company’s equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of the Company’s equity capital base.
Equity
As of March 31, 2013, our equity increased by approximately $14.2 million to $520.6 million from $506.4 million as of December 31, 2012. This increase principally consisted of a net increase in equity resulting from operations for the three month period ended March 31, 2013 of approximately $40.7 million, an increase for contribution from non-controlling interest of approximately $4.7 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payment of approximately $0.8 million offset by a decrease for dividends paid of approximately $31.9 million. Shareholders' equity, which excludes the non-controlling interest related to the minority interest in the Operating Partnership, was $515.8 million as of March 31, 2013.
As of December 31, 2012, our shareholders’ equity increased by approximately $135.4 million from December 31, 2011. This increase principally consisted of net increase in shareholders’ equity resulting from operations for the year ended December 31, 2012 of approximately $97.1 million, net proceeds from the issuance of shares of approximately $87.8 million (after all offering costs), a decrease for dividends paid of approximately $47.4 million, and a decrease for shares repurchased of approximately $3.4 million.

Results of Operations for the Three Month Periods Ended March 31, 2013 and 2012
The table below represents the net increase in equity resulting from operations for the three month periods ended March 31, 2013 and 2012.

	Three Month Period Ended March 31,
(In thousands except per share amounts)	2013	2012
Investment income—Interest income	$18,382	$15,733
Expenses:
Base management fee	1,967	1,492
Incentive fee	2,055	—
Interest expense	2,142	1,832
Other operating expenses	1,649	1,449
Total expenses	7,813	4,773
Net investment income	10,569	10,960
Net realized and unrealized gain on investments	36,836	26,277
Net realized and unrealized loss on financial derivatives	(6,659)	(5,182)
Net increase in equity resulting from operations	$40,746	$32,055
Less: Net increase in equity resulting from operations attributable to non-controlling interest	$411	$—
Net increase in shareholders’ equity resulting from operations	$40,335	$32,055
Net increase in shareholders’ equity resulting from operations per share	$1.94	$1.90
Results of Operations for the Three Month Periods Ended March 31, 2013 and 2012
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the three month periods ended March 31, 2013 and 2012 was $40.3 million and $32.1 million, respectively. The increase in our net income period-over-period was primarily driven by an increase in net realized and unrealized gains in our non-Agency MBS strategy resulting from the continuing rally in non-Agency MBS during the period as supplemented by trading gains. The climate for non-Agency MBS assets has remained favorable as home prices have continued to improve and as fixed income investors continue to be attracted to the higher yields offered by the non-Agency MBS sector. Total return based on changes in "net asset value" or "book value" for our common shares was 7.9% for the three month period ended March 31, 2013 as compared to 8.7% for the three month period ended March 31, 2012. Despite the increase in net income for the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012, total return was lower in the current period as compared to the prior period, since the income earned in the current period was earned on a much higher capital base. Average shareholders' equity for the three months ended March 31, 2013 was $517.4 million as compared to $383.0 million for the comparable period of 2012. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $10.6 million for the three month period ended March 31, 2013 as compared to $11.0 million for the three month period ended March 31, 2012. Net investment income consists of interest income less total expenses. The period-over-period decrease in net investment income was due to higher expenses for the three month period ended March 31, 2013, primarily related to incentive fee expense incurred in the current period whereas no incentive fee expense was incurred in the prior period.
Interest Income
Interest income was $18.4 million for the three month period ended March 31, 2013 as compared to $15.7 million for the three month period ended March 31, 2012. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The increase in interest income period-over-period was driven mainly by an increase in interest income from our non-Agency MBS portfolio, which grew in size and yield. Interest income from Agency RMBS also increased, although not significantly. For the three month period ended March 31, 2013, interest income from our non-Agency portfolios was $12.1 million while for the three month period ended March 31, 2012, interest income was $9.6 million. For the three month period ended March 31, 2013, interest income from our Agency RMBS was $6.3 million while for the three month period ended March 31, 2012, interest income was $6.1 million.
Base Management Fees
For the three month periods ended March 31, 2013 and 2012 base management fee incurred, which is based on total equity at the end of each quarter, was $2.0 million and $1.5 million, respectively. The increase in the base management fee was the result of the increase in equity, period-over-period, which resulted primarily from the completion of a public equity offering during the year ended December 31, 2012 (from which we received net proceeds of $87.8 million, after all offering costs), as well as from the recognition of net income in excess of dividends paid.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchased discounts and premiums on those short holdings, and interest on our counterparties’ cash collateral held by us. We had average borrowed funds under reverse repos of $979.7 million and $888.9 million for the three month periods ended March 31, 2013 and 2012, respectively. Our total interest expense, inclusive of interest expense on securitized debt and our counterparties’ cash collateral held by us, increased to $2.1 million for the three month period ended March 31, 2013 as compared to $1.8 million for the three month period ended March 31, 2012. Our total weighted average borrowing cost under our reverse repos was 0.80% for the three month period ended March 31, 2013 as compared to 0.78% for the three month period ended March 31, 2012. The period-over-period increase in our weighted average borrowing costs under reverse repos was primarily due to a 7 basis point period-over-period increase in our average cost of funds related to Agency RMBS. For the three month period ended March 31, 2013, 23.9% of our average borrowings under reverse repos were related to our non-Agency MBS holdings. For the three month period ended March 31, 2012, 26.0% of our average borrowings were related to our non-Agency MBS holdings.
The tables below show our average borrowed funds, interest expense, average cost of funds, average one-month LIBOR and average six-month LIBOR under our reverse repos for the three month periods ended March 31, 2013 and 2012.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2013	$745,987	$779	0.42%	0.20%	0.47%
For the three month period ended March 31, 2012	$657,354	$572	0.35%	0.26%	0.76%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2013	$233,725	$1,164	2.02%	0.20%	0.47%
For the three month period ended March 31, 2012	$231,496	$1,170	2.02%	0.26%	0.76%
Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2013	$979,712	$1,943	0.80%	0.20%	0.47%
For the three month period ended March 31, 2012	$888,850	$1,742	0.78%	0.26%	0.76%

Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the three month period ended March 31, 2013 was $2.1 million. No incentive fee was incurred for the three month period ended March 31, 2012. The return hurdle for each calculation period was based on a 9% annual rate.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense. Other operating expenses for the three month period ended March 31, 2013 were $1.6 million as compared to $1.4 million for the three month period ended March 31, 2012.
Net Realized and Unrealized Gains on Investments
During the three month period ended March 31, 2013, we had net realized and unrealized gains on investments of $36.8 million as compared to net realized and unrealized gains of $26.3 million for the three month period ended March 31, 2012. Prices of non-Agency MBS increased during the three month period ended March 31, 2013 while Agency RMBS prices declined. Net realized and unrealized gains on investments of $36.8 million for the three month period ended March 31, 2013 resulted principally from net realized and unrealized gains on our non-Agency MBS, commercial mortgage loans, and TBAs, partially offset by net realized and unrealized losses on our Agency RMBS and other ABS. Our TBAs were held on a net short basis and were used primarily to hedge interest rate and prepayment risk with respect to our Agency RMBS. Net gains on our non-Agency MBS, commercial mortgage loans, other ABS, and TBAs were $42.4 million while net losses on our Agency RMBS were $5.6 million. Gains were particularly notable for our non-Agency RMBS, as that sector of the market extended its 2012 rally into the first quarter of 2013 in response to continued home price appreciation and improved delinquency and default statistics. Additionally, with Federal Reserve policy actions having pushed U.S. Treasury and Agency RMBS yields so low, fixed income investors continue to be attracted to the higher yields offered by the non-Agency MBS sector. In contrast, the market for Agency RMBS has experienced both upward and downward volatility in recent months, as uncertainty grows around future Federal Reserve actions, particularly as it relates to its asset purchase programs and the timing of the inevitable wind-down of such programs.
Net realized and unrealized gains on investments of $26.3 million for the three month period ended March 31, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities.
Net Realized and Unrealized Losses on Financial Derivatives
During the three month period ended March 31, 2013, we had net realized and unrealized losses on our financial derivatives of $6.7 million as compared to net realized and unrealized losses of $5.2 million for the three month period ended March 31, 2012. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $6.7 million on our financial derivatives for the three month period ended March 31, 2013 resulted primarily from net losses of $7.1 million related to our credit hedges partially offset by net gains of $0.4 million related to our interest rate derivatives. The benchmark five-year swap rate increased during the three month period ending March 31, 2013 to 0.95% from 0.86% at December 31, 2012.
We recognized net realized and unrealized losses from our CDS on RMBS and CMBS indices in the amount of $0.9 million. We also recognized net realized and unrealized losses related to our CDS on individual RMBS in the amount of $2.4 million. Since these positions serve primarily as credit hedges for our long non-Agency MBS holdings, these losses were not unexpected given the price increases of credit-sensitive MBS during the year. We also recognized a loss of $3.8 million on CDS on corporate bond indices as corporate bonds rallied during the period. Our CDS on corporate bond indices also serve as hedges against our long non-Agency MBS holdings, although with somewhat less correlation than our CDS on RMBS and CMBS indices. These losses on credit hedges were partially offset by net realized and unrealized gains on our interest rate swaps in the amount of $0.4 million.

Net realized and unrealized losses on our financial derivatives of $5.2 million for the three month period ended March 31, 2012 resulted principally from net realized and unrealized losses from our CDS on RMBS and CMBS indices, CDS on corporate indices, and total return swaps, partially offset by net realized and unrealized gains on our CDS on individual RMBS and interest rate swaps.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Three Month Period Ended March 31, 2013	$979,712	$965,272
Three Month Period Ended March 31, 2012	$888,850	$921,406
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	As of March 31, 2013
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$241,554	25.0%
31 - 60 Days	319,003	33.1%
61 - 90 Days	49,420	5.1%
91 - 120 Days	—	—%
121 - 150 Days	109,152	11.3%
151 - 180 Days	246,143	25.5%
	$965,272	100.0%
Reverse repos involving underlying investments that we sold prior to March 31, 2013, for settlement following March 31, 2013, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to March 31, 2013 for which delivery of the borrowed funds is not scheduled until after March 31, 2013.
We expect to continue to borrow funds in the form of reverse repos as well as other similar types of financings. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association or, "SIFMA," as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders. We also have entered into an "evergreen" repurchase agreement with one lender that provides for an original term of 180 days, and which is automatically extended every day for an additional day (so as to maintain a remaining term of 180 days) unless notified otherwise by the lender. The agreement is not based on the SIFMA form but its terms and conditions are similar to the terms and conditions of our other repurchase agreements including with respect to events of default and remedies upon default.
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
As of March 31, 2013 and December 31, 2012, we had $965.3 million and $905.7 million, respectively of borrowings outstanding under our reverse repos. As of March 31, 2013, the remaining terms on our reverse repos ranged from 1 to 180 days, with an average remaining term of 81 days. As of December 31, 2012, the remaining terms on our reverse repos ranged from 10 to 180 days, with an average remaining term of 57 days. Our reverse repo borrowings were with a total of twelve counterparties as of March 31, 2013 and were with a total of ten counterparties as of December 31, 2012. As of March 31, 2013, we did not have an amount at risk under our reverse repos with any single counterparty that was greater than 10% of our equity. As of December 31, 2012 the amount at risk outstanding in connection with reverse repos with Wells Fargo Bank, N.A. was $50.8 million or 10.03% of equity. The weighted average maturity of the reverse repos with Wells Fargo Bank, N.A. was 180 days. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of March 31, 2013 and December 31, 2012, our reverse repos had a weighted average borrowing rate of 0.82% and 0.77%, respectively. As of March 31, 2013, our reverse repos had interest rates ranging from 0.36% to 2.45%. As of December 31, 2012, our reverse repos had interest rates ranging from 0.37% to 2.31%. MBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.1 billion as of both March 31, 2013 and December 31, 2012. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Although we typically finance most of our holdings of Agency RMBS, as of March 31, 2013 and December 31, 2012, we held unencumbered Agency pools, on a settlement date basis, in the amount of $46.6 million and $28.4 million, respectively.
We held cash and cash equivalents of approximately $64.8 million and $59.1 million as of March 31, 2013 and December 31, 2012, respectively.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the three month period ended March 31, 2013, we paid total dividends in the amount of $31.9 million related to net income attributable to the three month period and year ended December 31, 2012. In May 2013, our Board of Directors approved a dividend related to the first quarter of 2013 in the amount of $0.77 per share, or approximately $16.2 million, payable on June 17, 2013 to shareholders of record as of May 31, 2013. During the three month period ended March 31, 2012, we paid total dividends in the amount of $6.7 million related to net income attributable to the three month period ended December 31, 2011.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Three Month Period Ended March 31, 2013

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.77	$16,186	*	May 31, 2013	June 17, 2013
* Estimated
Three Month Period Ended March 31, 2012

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.70	$11,787	June 1, 2012	June 15, 2012
Dividends are declared and paid on a quarterly basis in arrears.
For the three month period ended March 31, 2013, our operating activities used net cash in the amount of $26.5 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $59.6 million. Our operating activities, when combined with our reverse repo financings, provided net cash of $33.0 million for the three month period ended March 31, 2013. In addition contributions from a non-controlling interest member provided cash of $4.7 million. We used $31.9 million to pay dividends and $0.1 million for other non-operating activity-related uses. As a result there was an increase in our cash holdings of $5.7 million from $59.1 million as of December 31, 2012 to $64.8 million as of March 31,

2013.
For the three month period ended March 31, 2012, our operating activities used net cash of $31.1 million. Additionally our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $25.2 million. Proceeds from the issuance of securitized debt provided net cash of $1.5 million. Thus our operating activities, when combined with our reverse repo financing and securitized debt financings, used net cash of $4.4 million for the three month period ended March 31, 2012. In addition to this $4.4 million, we used $6.7 million to pay dividends and $0.04 million for other non-operating activity-related uses, resulting in a decrease in our cash holdings of $11.2 million from $62.7 million as of December 31, 2011 to $51.5 million as of March 31, 2012.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. When we enter into a reverse repo, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repo. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "Liquidity and Capital Resources" for a summary of our borrowings on reverse repos.
As of March 31, 2013, we had an aggregate amount at risk under our reverse repos with twelve counterparties of approximately $190.0 million and as of December 31, 2012, we had an aggregate amount at risk under our reverse repos with ten counterparties of approximately $159.9 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2013 and December 31, 2012 does not include approximately $2.3 million and $2.5 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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

As of March 31, 2013, we had an aggregate amount at risk under our derivative contracts with seven counterparties of approximately $13.1 million. As of December 31, 2012, we had an aggregate amount at risk under our derivatives contracts with eight counterparties of approximately $13.0 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Deposits with dealers held as collateral on the Consolidated Statement of Assets, Liabilities, and Equity includes, at March 31, 2013 and December 31, 2012 collateral posted by the Company and held by a third party custodian in the amount of approximately $5.0 million and $7.1 million, respectively.
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
As of March 31, 2013, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.3 million. As of December 31, 2012, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $1.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Off-Balance Sheet Arrangements
As of March 31, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2013 and December 31, 2012 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Much of the uncertainty as to the timing and magnitude of loan loss severities can be attributed to the uncertainty in foreclosure timelines. Because of the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving "robo-signing"), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. The risk of extended foreclosure timelines is very difficult to quantify, and uncertainty has often been magnified by court cases with conflicting outcomes.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2013, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for a Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$10,215	$20,762	$(9,883)	$(19,433)
Non-Agency RMBS, CMBS, Other ABS, and Commercial Mortgage Loans	8,370	16,877	(8,233)	(16,329)
U.S. Treasury Securities, Interest Rate Swaps, and Eurodollar Futures	(15,266)	(31,055)	14,744	28,967
Mortgage-Related Derivatives	(666)	(1,064)	933	2,132
Repurchase Agreements and Reverse Repurchase Agreements	(789)	(887)	881	1,761
Total	$1,864	$4,633	$(1,558)	$(2,902)
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
The above analysis utilizes assumptions and estimates based on management’s judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2013 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "-Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. See "Risk Factors -We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any such inquiries or requests. However, we believe that the continued scrutiny of CDO and mortgage market participants (including large CDO collateral managers such as Ellington) increases the risk of additional inquiries and requests from regulatory or enforcement agencies. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities
In connection with the formation of our Operating Partnership 212,000 Partnership units were issued to EMG Holdings, L.P., an affiliate of our Manager, pursuant to an exemption from registration under Regulation D of the Securities Act. The Partnership units may be redeemed in exchange for cash or, at the Company’s option, the Company’s common shares on a one-for-one basis.
On February 12, 2013, we issued 33,254 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

Item 2. Exhibits

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

101**
The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

ELLINGTON FINANCIAL LLC.
Date:	May 8, 2013	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	May 8, 2013	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

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

101**
The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.