Form 10-Q
period 2013-06-30
Ellington Financial LLC
filed 2013-08-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Shares Representing Limited Liability Company Interests, no par value	25,417,155

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	June 30, 2013	December 31, 2012
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$201,795	$59,084
Investments, financial derivatives, and repurchase agreements:
Investments at fair value (Cost – $1,675,134 and $1,328,153)	1,710,422	1,375,116
Financial derivatives – assets at fair value (Net cost – $47,291 and $65,860)	46,977	48,504
Repurchase agreements (Cost – $41,188 and $13,650)	41,188	13,650
Total investments, financial derivatives, and repurchase agreements	1,798,587	1,437,270
Due from brokers	48,294	22,744
Receivable for securities sold	672,035	626,919
Interest and principal receivable	6,571	5,719
Other assets	1,125	379
Total Assets	$2,728,407	$2,152,115
LIABILITIES
Investments and financial derivatives:
Investments sold short at fair value (Proceeds – $614,208 and $621,048)	$608,922	$622,301
Financial derivatives – liabilities at fair value (Net proceeds – $16,042 and $13,171)	18,543	15,212
Total investments and financial derivatives	627,465	637,513
Reverse repurchase agreements	1,287,992	905,718
Due to brokers	30,345	30,954
Payable for securities purchased	136,084	57,333
Securitized debt (Proceeds – $1,150 and $1,311)	1,168	1,335
Accounts payable and accrued expenses	1,917	1,995
Base management fee payable	2,405	1,934
Incentive fee payable	1,182	7,343
Other payables	311	903
Interest and dividends payable	1,680	732
Total Liabilities	2,090,549	1,645,760
EQUITY	637,858	506,355
TOTAL LIABILITIES AND EQUITY	$2,728,407	$2,152,115
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(25,412,011 and 20,370,469 shares issued and outstanding)	$624,096	$497,373
Additional paid-in capital – LTIP units	9,066	8,982
Total Shareholders' Equity	633,162	506,355
Non-controlling interest	4,696	—
Total Equity	$637,858	$506,355
PER SHARE INFORMATION:
Common shares	$24.92	$24.86
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2013
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America (r)
Long Investments (268.15%) (a) (p)
Mortgage-Backed Securities (260.25%)
Agency Securities (147.62%) (b)
Fixed Rate Agency Securities (143.67%)
Principal and Interest - Fixed Rate Agency Securities (129.00%)
$75,125	Federal National Mortgage Association Pool	3.50%	2/43	$75,620
39,607	Federal National Mortgage Association Pool	3.50%	1/43	39,769
19,593	Federal National Mortgage Association Pool	4.50%	12/41	20,895
16,806	Federal National Mortgage Association Pool	4.50%	9/41	17,922
17,552	Federal National Mortgage Association Pool	3.50%	8/42	17,846
16,329	Federal National Mortgage Association Pool	5.00%	8/41	17,740
17,128	Federal National Mortgage Association Pool	3.00%	6/28	17,574
16,033	Federal National Mortgage Association Pool	4.50%	10/41	17,098
15,831	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	17,076
13,767	Federal National Mortgage Association Pool	5.00%	3/41	15,027
12,008	Federal National Mortgage Association Pool	4.00%	8/42	12,523
12,607	Federal Home Loan Mortgage Corporation Pool	3.00%	10/42	12,308
11,105	Federal National Mortgage Association Pool	4.50%	9/41	11,775
11,076	Federal National Mortgage Association Pool	4.00%	11/41	11,558
10,519	Federal National Mortgage Association Pool	5.00%	7/41	11,480
9,995	Federal Home Loan Mortgage Corporation Pool	4.00%	7/43	10,447
9,753	Federal National Mortgage Association Pool	4.00%	1/42	10,177
9,853	Federal Home Loan Mortgage Corporation Pool	3.00%	2/43	9,618
8,923	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,454
8,372	Federal National Mortgage Association Pool	4.50%	4/26	8,905
6,614	Federal National Mortgage Association Pool	5.50%	10/39	7,250
6,788	Federal Home Loan Mortgage Corporation Pool	4.50%	2/41	7,203
6,480	Federal Home Loan Mortgage Corporation Pool	3.00%	1/43	6,325
6,446	Federal Home Loan Mortgage Corporation Pool	3.00%	4/43	6,291
5,593	Government National Mortgage Association Pool	4.54%	11/62	6,177
5,542	Government National Mortgage Association Pool	4.46%	2/63	6,108
5,965	Federal National Mortgage Association Pool	3.50%	5/43	6,064
5,647	Federal National Mortgage Association Pool	4.00%	7/26	5,955
5,385	Government National Mortgage Association Pool	4.58%	10/62	5,952
5,319	Government National Mortgage Association Pool	4.52%	1/63	5,875
5,771	Federal National Mortgage Association Pool	3.50%	6/43	5,869
5,178	Government National Mortgage Association Pool	4.60%	6/62	5,718

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (129.00%) (continued)
$5,157	Government National Mortgage Association Pool	4.63%	6/61	$5,661
5,062	Federal National Mortgage Association Pool	5.00%	6/41	5,474
5,252	Federal Home Loan Mortgage Corporation Pool	4.00%	5/42	5,473
5,355	Federal National Mortgage Association Pool	3.50%	8/42	5,444
5,034	Federal National Mortgage Association Pool	4.00%	4/42	5,277
5,040	Federal National Mortgage Association Pool	4.00%	10/41	5,260
5,023	Federal National Mortgage Association Pool	3.50%	6/43	5,056
4,638	Federal National Mortgage Association Pool	5.00%	11/40	5,038
4,624	Federal National Mortgage Association Pool	5.00%	7/41	4,999
5,092	Federal Home Loan Mortgage Corporation Pool	3.00%	6/43	4,970
4,658	Federal National Mortgage Association Pool	4.50%	8/41	4,939
4,669	Federal National Mortgage Association Pool	3.50%	7/42	4,747
4,730	Federal Home Loan Mortgage Corporation Pool	3.00%	2/43	4,617
4,418	Federal Home Loan Mortgage Corporation Pool	4.00%	2/42	4,605
4,465	Federal National Mortgage Association Pool	3.50%	11/42	4,543
4,456	Federal National Mortgage Association Pool	3.50%	7/42	4,528
4,173	Federal National Mortgage Association Pool	4.00%	9/42	4,357
3,965	Federal National Mortgage Association Pool	5.00%	10/41	4,280
4,267	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	4,274
4,010	Federal National Mortgage Association Pool	3.00%	7/27	4,129
3,886	Federal National Mortgage Association Pool	3.50%	8/42	3,950
3,511	Federal National Mortgage Association Pool	5.00%	10/35	3,834
3,439	Government National Mortgage Association Pool	4.66%	1/63	3,821
3,368	Government National Mortgage Association Pool	4.80%	2/61	3,698
3,300	Government National Mortgage Association Pool	4.48%	2/63	3,639
3,587	Federal Home Loan Mortgage Corporation Pool	3.50%	11/42	3,637
3,453	Federal National Mortgage Association Pool	4.00%	6/26	3,634
3,429	Federal National Mortgage Association Pool	3.50%	6/27	3,581
3,483	Federal Home Loan Mortgage Corporation Pool	3.00%	6/28	3,572
3,552	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	3,566
3,387	Federal National Mortgage Association Pool	4.00%	4/42	3,535
3,469	Federal National Mortgage Association Pool	3.50%	1/43	3,529
3,229	Federal National Mortgage Association Pool	5.00%	6/40	3,514
3,292	Federal National Mortgage Association Pool	4.50%	4/42	3,500
3,145	Government National Mortgage Association Pool	4.68%	10/61	3,466
3,326	Federal National Mortgage Association Pool	3.00%	6/28	3,430
3,338	Federal National Mortgage Association Pool	3.00%	3/28	3,426
3,242	Federal National Mortgage Association Pool	4.00%	9/42	3,385
3,170	Federal National Mortgage Association Pool	4.50%	12/41	3,374

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (129.00%) (continued)
$3,383	Federal Home Loan Mortgage Corporation Pool	3.00%	11/42	$3,301
3,162	Federal Home Loan Mortgage Corporation Pool	4.00%	1/42	3,293
3,361	Federal Home Loan Mortgage Corporation Pool	3.00%	4/43	3,281
3,228	Federal National Mortgage Association Pool	3.50%	12/42	3,280
3,026	Federal Home Loan Mortgage Corporation Pool	4.50%	9/41	3,206
3,148	Federal National Mortgage Association Pool	3.50%	5/43	3,202
131,020	Other Federal National Mortgage Association Pools	3.00% - 6.00%	3/26 - 7/43	136,057
45,976	Other Federal Home Loan Mortgage Corporation Pools	3.00% - 6.00%	4/26 - 7/43	46,836
13,609	Other Government National Mortgage Association Pools	4.49% - 4.69%	7/61 - 11/62	15,018
				822,835
Interest Only - Fixed Rate Agency Securities (1.98%)
53,465	Other Federal National Mortgage Association	3.00% - 5.50%	12/20 - 4/43	6,177
24,264	Other Federal Home Loan Mortgage Corporation	3.00% - 5.50%	12/32 - 1/43	3,393
22,552	Other Government National Mortgage Association	3.00% - 5.50%	3/36 - 11/42	3,043
				12,613
TBA - Fixed Rate Agency Securities (12.69%)
65,800	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	7/13	64,135
15,570	Federal National Mortgage Association (30 Year)	4.00%	7/13	16,221
600	Other Federal National Mortgage Association (15 Year)	2.50%	7/13	603
				80,959
Total Fixed Rate Agency Securities (Cost $938,872)				916,407
Floating Rate Agency Securities (3.95%)
Principal and Interest - Floating Rate Agency Securities (1.63%)
3,804	Federal National Mortgage Association Pool	2.53%	5/38	4,005
3,243	Federal National Mortgage Association Pool	2.55%	12/35	3,407
2,851	Other Federal National Mortgage Association Pools	2.69% - 4.93%	4/36 - 9/37	3,013
				10,425
Interest Only - Floating Rate Agency Securities (2.32%)
46,845	Other Government National Mortgage Association	2.58% - 6.56%	11/42 - 4/61	6,165
31,510	Other Federal National Mortgage Association	5.50% - 6.56%	8/36 - 2/43	5,865
23,104	Resecuritization of Government National Mortgage Association (q)	4.28%	8/60	2,754
				14,784
Total Floating Rate Agency Securities (Cost $25,535)				25,209
Total Agency Securities (Cost $964,407)				941,616

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (112.63%)
Principal and Interest - Private Label Securities (112.06%)
$989,570	Various	0.28% - 9.35%	5/19 - 6/47	$714,797
Total Principal and Interest - Private Label Securities (Cost $656,261)				714,797
Principal Only - Private Label Securities (0.39%)
5,800	Various	—%	8/30	2,466
Total Principal Only - Private Label Securities (Cost $2,355)				2,466
Interest Only - Private Label Securities (0.18%)
54,772	Various	0.50%-2.00%	6/44 - 9/47	1,153
Total Interest Only - Private Label Securities (Cost $569)				1,153
Other Private Label Securities (0.00%)
136,465	Various	—%	6/37	—
Total Other Private Label Securities (Cost $370)				—
Total Private Label Securities (Cost $659,555)				718,416
Total Mortgage-Backed Securities (Cost $1,623,962)				1,660,032
Other Asset-Backed Securities (6.25%)
43,432	Various	0% - 9.78%	6/17 - 12/49	39,840
Total Other Asset-Backed Securities (Cost $40,767)				39,840
Commercial Mortgage Loans (1.18%) (o)
9,041	Various	0% - 7.25%	11/13 - 6/14	7,563
Total Commercial Mortgage Loans (Cost $7,453)				7,563
Common Stock (0.47%)
130	Publicly Traded Real Estate Investment Trusts			2,987
Total Common Stock (Cost $2,952)				2,987
Total Long Investments (Cost $1,675,134)				$1,710,422

Repurchase Agreements (6.46%) (a) (c)
$18,116	J.P. Morgan Securities Inc. Collateralized by Par Value $18,700 U.S. Treasury Note, Coupon 2.00%, Maturity Date 2/23	0.03%	7/13	$18,116
13,422	J.P. Morgan Securities Inc. Collateralized by Par Value $13,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16	0.12%	7/13	13,422
9,650	Bank of America Securities Collateralized by Par Value $10,000 U.S. Treasury Note, Coupon 1.13%, Maturity Date 12/19	0.08%	7/13	9,650
Total Repurchase Agreements (Cost $41,188)				$41,188

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-95.46%) (a)
TBA - Fixed Rate Agency Securities Sold Short (-88.08%) (d)
$(193,482)	Federal National Mortgage Association (30 Year)	3.50%	7/13	$(196,437)
(77,380)	Federal National Mortgage Association (30 Year)	4.50%	7/13	(81,893)
(61,400)	Federal National Mortgage Association (30 Year)	5.00%	7/13	(66,091)
(42,160)	Federal National Mortgage Association (15 Year)	3.00%	7/13	(43,369)
(40,400)	Federal National Mortgage Association (30 Year)	3.50%	8/13	(40,900)
(27,950)	Federal National Mortgage Association (30 Year)	3.00%	7/13	(27,320)
(20,100)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	7/13	(20,356)
(16,500)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	7/13	(17,621)
(15,800)	Federal National Mortgage Association (15 Year)	3.50%	7/13	(16,475)
(14,104)	Federal National Mortgage Association (15 Year)	4.00%	7/13	(14,869)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	7/13	(11,656)
(9,200)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	7/13	(9,564)
(7,400)	Federal National Mortgage Association (30 Year)	4.00%	8/13	(7,689)
(3,500)	Federal National Mortgage Association (30 Year)	5.50%	7/13	(3,801)
(2,500)	Other Federal National Mortgage Association (30 Year)	6.00%	7/13	(2,720)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	7/13	(1,084)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$566,128)				(561,845)
U.S. Treasury Securities Sold Short (-6.42%)
(18,700)	U.S. Treasury Note	2.00%	2/23	(17,989)
(13,000)	U.S. Treasury Note	1.75%	5/16	(13,408)
(10,000)	U.S. Treasury Note	1.13%	12/19	(9,580)
Total U.S. Treasury Securities Sold Short (Proceeds -$41,929)				(40,977)
Common Stock Sold Short (-0.96%)
(439)	Publicly Traded Real Estate Investment Trusts			(6,100)
Total Common Stock Sold Short (Proceeds -$6,151)				(6,100)
Total Investments Sold Short (Proceeds -$614,208)				$(608,922)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2013 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives - Assets (7.36%) (a)
Swaps (7.36%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (Cost - $171) (f)	Credit	$4,875	12/17	$127
Credit Default Swaps on Asset-Backed Indices (Proceeds - $217) (e)	Credit	2,192	12/37	65
Total Return Swaps (k)	Equity Market	2,922	3/14 - 6/15	65
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(26,625)	11/34 - 5/36	21,134
Credit Default Swaps on Asset-Backed Indices (h)	Credit	(63,937)	5/46 - 5/63	9,553
Interest Rate Swaps (i)	Interest Rates	(647,200)	3/15 - 6/23	15,967
Total Return Swaps (k)	Equity Market	(5,590)	9/13	61
Total Swaps (Net cost $47,291)				46,972
Futures (0.00%)
Long Futures:
U.S. Treasury Note Futures (m)	Interest Rates	6,700	9/13	5
Total Futures				5
Total Financial Derivatives - Assets (Net cost $47,291)				$46,977
Financial Derivatives - Liabilities (-2.91%) (a)
Swaps (-2.90%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $13,953) (e)	Credit	$41,455	12/49 - 5/52	$(13,543)
Total Return Swaps (k)	Equity Market	4,817	3/14 - 6/15	(118)
Short Swaps:
Interest Rate Swaps (i)	Interest Rates	(4,200)	7/23	(22)
Credit Default Swaps on Corporate Bond Indices (j)	Credit	(111,438)	12/17 - 6/18	(4,236)
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(4,638)	9/34 - 3/35	(541)
Total Return Swaps (k)	Equity Market	(6,354)	9/13	—
Total Swaps (Net proceeds -$16,042)				(18,460)
Futures (-0.01%)
Long Futures:
U.S. Treasury Note Futures (n)	Interest Rates	27,800	9/13	$(54)
Short Futures:
Eurodollar Futures (l)	Interest Rates	(21,000)	9/13	(29)
Total Futures				(83)
Total Financial Derivatives - Liabilities (Net proceeds -$16,042)				$(18,543)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2013 (CONCLUDED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At June 30, 2013, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 97.77%, 37.76%, and 12.09% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At June 30, 2013, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 80.46% and 7.62% of equity, respectively.

(e)	For long credit default swaps on asset-backed indices, the Company sold protection.

(f)	For long credit default swaps on corporate bond indices, the Company sold protection.

(g)	For short credit default swaps on asset-backed securities, the Company purchased protection.

(h)	For short credit default swaps on asset-backed indices, the Company purchased protection.

(i)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(j)	For short credit default swaps on corporate bond indices, the Company purchased protection.

(k)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(l)	Every $1,000,000 in notional value represents one contract.

(m)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of June 30, 2013 67 contracts were held.

(n)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of June 30, 2013 229 contracts were held.

(o)	Includes a loan with a fair value in the amount of $5.0 million where the maturity date may be extended through November 4, 2015 as well as a non-performing commercial whole loan.

(p)
The table below shows the ratings on the Company's long investments, excluding common stock, from Moody's, Standard and Poor's, or Fitch, as well as the Company's long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company's long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a "+," "-," "1," "2," or "3."

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	146.99%
Aaa/AAA/AAA	0.00%
Aa/AA/AA	0.00%
A/A/A	1.16%
Baa/BBB/BBB	1.81%
Ba/BB/BB or below	113.82%
Unrated	3.90%

(q)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(r)	Classification percentages are based on Total Equity.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2013	Three Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2012
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$20,335	$16,045	$38,717	$31,777
EXPENSES
Base management fee	2,405	1,497	4,373	2,988
Incentive fee	1,182	2,312	3,237	2,312
Interest expense	2,582	1,992	4,724	3,824
Other investment related expenses	327	—	327	—
Compensation expense	432	300	760	675
Custody and other fees	338	304	656	608
Professional fees	338	328	779	606
Agency and administration fees	281	217	543	430
Insurance expense	173	177	353	354
Directors' fees and expenses	66	66	143	140
Share-based LTIP expense	43	30	85	58
Total expenses	8,167	7,223	15,980	11,995
NET INVESTMENT INCOME	12,168	8,822	22,737	19,782
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	10,598	(2,734)	24,596	5,413
Swaps	(4,152)	(8,537)	(5,535)	(28,464)
Futures	(775)	(9)	(797)	(17)
	5,671	(11,280)	18,264	(23,068)
Change in net unrealized gain (loss) on:
Investments	(27,971)	10,300	(5,132)	28,430
Swaps	21,866	2,928	16,589	17,745
Futures	(29)	(2)	(7)	(66)
	(6,134)	13,226	11,450	46,109
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	(463)	1,946	29,714	23,041
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	11,705	10,768	52,451	42,823
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	105	—	516	—
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$11,600	$10,768	$51,935	$42,823
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.49	$0.64	$2.35	$2.54

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Six Month Period Ended June 30, 2013			Six Month Period Ended June 30, 2012
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2012 and 12/31/2011, respectively)	$506,355	$—	$506,355	$370,916	$—	$370,916
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			22,737			19,782
Net realized gain (loss) on investments and financial derivatives			18,264			(23,068)
Change in net unrealized gain (loss) on investments and financial derivatives			11,450			46,109
Net increase in equity resulting from operations	51,935	516	52,451	42,823	—	42,823
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Proceeds from the issuance of shares	125,600		125,600	—		—
Shares issued in connection with incentive fee payment	941		941	—		—
Contribution from non-controlling interest		4,664	4,664		—	—
Dividends(1)	(51,491)	(485)	(51,976)	(18,522)	—	(18,522)
Offering costs	(262)		(262)	—		—
Share-based LTIP awards	84	1	85	58	—	58
Net increase (decrease) in equity from transactions	74,872	4,180	79,052	(18,464)	—	(18,464)
Net increase in equity	126,807	4,696	131,503	24,359	—	24,359
ENDING EQUITY (6/30/2013 and 6/30/2012, respectively)	$633,162	$4,696	$637,858	$395,275	$—	$395,275

(1)	For the six month periods ended June 30, 2013 and 2012, dividends totaling $2.29 and $1.10, respectively, per common share and convertible unit outstanding were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2012
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$52,451	$42,823
Cash flows provided by (used) in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized gain (loss) on investments and financial derivatives	(11,450)	(46,109)
Net realized (gain) loss on investments and financial derivatives	(18,264)	23,068
Amortization of premiums and accretion of discounts (net)	(10,204)	(5,150)
Purchase of investments	(1,026,018)	(1,188,608)
Proceeds from disposition of investments	602,098	1,257,719
Proceeds from principal payments of investments	97,641	63,097
Proceeds from investments sold short	631,565	480,034
Repurchase of investments sold short	(624,288)	(459,870)
Payments made to open financial derivatives	(4,974)	(67,208)
Proceeds received to close financial derivatives	23,201	89,373
Proceeds received to open financial derivatives	11,815	35,603
Payments made to close financial derivatives	(14,934)	(38,363)
Shares issued in connection with incentive fee payment	941	—
Share-based LTIP expense	85	58
(Increase) decrease in assets:
Increase in repurchase agreements	(27,538)	(20,998)
Increase in receivable for securities sold	(45,116)	(78,158)
(Increase) decrease in due from brokers	(25,550)	4,803
Increase in interest and principal receivable	(852)	(1,002)
Increase in other assets	(674)	(626)
Increase (decrease) in liabilities:
Decrease in due to brokers	(609)	(33,350)
Increase (decrease) in payable for securities purchased	78,751	(44,217)
Increase (decrease) in accounts payable and accrued expenses	(159)	278
Increase (decrease) in incentive fee payable	(6,161)	2,312
Increase (decrease) in other payables	(592)	—
Increase (decrease) in interest and dividends payable	948	(224)
Increase in base management fee payable	471	101
Net cash provided by (used in) operating activities	(317,416)	15,386
Cash flows provided by (used in) financing activities:
Proceeds from the issuance of shares	125,600	—
Contribution from non-controlling interest	4,664	—
Offering costs paid	(253)	—
Dividends paid	(51,976)	(18,522)
Proceeds from issuance of securitized debt	—	1,522
Principal payments on securitized debt	(182)	(115)
Reverse repurchase agreements, net of repayments	382,274	(12,888)
Net cash provided by (used in) financing activities	460,127	(30,003)

See Notes to Consolidated Financial Statements

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142,711	(14,617)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,084	62,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,795	$48,120
Supplemental disclosure of cash flow information:
Interest paid	$4,007	$4,034
Shares issued in connection with incentive fee payment (non-cash)	$941	$—
Share-based LTIP awards (non-cash)	$85	$58
Aggregate TBA trade activity (buys + sells) (non-cash)	$10,009,367	$8,312,761

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)
1. Organization and Investment Objective
Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99% owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of the Company's operations and business activities are conducted through the Operating Partnership. EF Securities LLC, a wholly owned consolidated subsidiary of the Operating Partnership, was formed as a Delaware limited liability company on October 12, 2007 and commenced operations on November 30, 2007. EF Mortgage LLC, a wholly owned consolidated subsidiary of the Operating Partnership, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF CMO LLC, a wholly owned consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF Special Transactions LLC, a wholly owned consolidated subsidiary of EF CMO LLC, was formed as a Delaware limited liability company on December 14, 2011 and commenced operations on January 31, 2012. EF SBC 2013-1 LLC, a consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on January 3, 2013 and commenced operations on January 8, 2013. Ellington Financial LLC, the Operating Partnership, EF Securities LLC, EF Mortgage LLC, EF CMO LLC, EF Special Transactions LLC, and EF SBC 2013-1 LLC are hereafter collectively referred to as the "Company." All inter-company accounts are eliminated in consolidation.
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
(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of June 30, 2013 and December 31, 2012, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation.
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

The Company's swap contracts are generally governed by International Swaps and Derivatives Association, or "ISDA," trading agreements, which are separately negotiated agreements with dealer counterparties. Changes in the relative value of the swap transactions may require the Company or the counterparty to post or receive additional collateral. Typically, a collateral payment or receipt is triggered based on the net change in the value of all contracts governed by a particular ISDA trading agreement. Collateral received from counterparties is included in Due to brokers on the Consolidated Statement of Assets, Liabilities, and Equity. Collateral paid to counterparties is included in Due from brokers on the Consolidated Statement of Assets, Liabilities, and Equity. Entering into swap contracts involves market risk in excess of amounts recorded on the Consolidated Statement of Assets, Liabilities, and Equity.
Futures Contracts: A futures contract is an agreement between two parties to buy and sell a financial instrument for a set price on a future date. The Company enters into Eurodollar and/or U.S. Treasury Note futures contracts to hedge its interest rate risk. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day's trading. Variation margin payments are made or received periodically, depending upon whether unrealized gains or losses are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
Derivative instruments disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, interest rate swaps, total return swaps, and futures contracts.
Swap assets are included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. Swap liabilities are included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized appreciation on futures contracts is included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. Unrealized depreciation on futures contracts is included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. For interest rate swaps, total return swaps, credit default swaps, and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 132%, 113%, 109%, and 66% respectively, of average monthly notional values of each such category outstanding during the six month period ended June 30, 2013. For interest rate swaps, total return swaps, credit default swaps, and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 92%, 87%, 78%, and 57%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2012. The Company uses average monthly notional values outstanding to indicate the volume of activity with respect to these instruments.
(F) Investments Sold Short: When the Company sells securities short, it typically satisfies its security delivery settlement obligation by obtaining the security sold from the same or a different counterparty. The Company generally is required to deliver cash or securities as collateral to the counterparty for the Company's obligation to return the borrowed security. The amount by which the market value of the obligation falls short of or exceeds the proceeds from the short sale is treated as an unrealized gain or loss, respectively. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the proceeds originally received.
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
Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At June 30, 2013, the Company's open reverse repurchase agreements had remaining terms that averaged 62 days and ranged from 2 to 180 days, and had interest rates that averaged 0.91% and ranged from 0.34% to 2.44%. At June 30, 2013, approximately 58% of open reverse repurchase agreements were with three counterparties. At December 31, 2012, the Company's open reverse repurchase agreements had remaining terms that averaged 57 days and ranged from 10 to 180 days, and had interest rates that averaged 0.77% and ranged from 0.37% to 2.31%. At December 31, 2012, approximately 67% of open reverse repurchase agreements were with two counterparties.
(H) Securitized Debt: The Company entered into a resecuritization transaction in January 2012, which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 820-10, the Company has elected to carry securitized debt at fair value. The asset subject to the resecuritization had a fair value of $2.4 million as of June 30, 2013 which is included on the Consolidated Condensed Schedule of Investments under Principal and Interest – Private Label Securities.
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
The Company transacts in the forward settling To Be Announced MBS ("TBA") market. The Company typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may "roll" its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of June 30, 2013, total assets included $81.0 million of TBAs as well as $571.5 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales.
As of June 30, 2013, total liabilities included $561.8 million of TBAs sold short as well as $82.1 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2012, total liabilities included $608.7 million of TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. As of June 30, 2013, the Company held on an aggregate basis a short position in TBAs of $480.9 million while at December 31, 2012, the Company held in aggregate a short position in TBAs of $565.1 million.
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
(M) Dividends: Dividends payable by the Company are recorded in the consolidated financial statements on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(O) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease total number of shares outstanding and issued.
(P) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of long term incentive plan units deemed to be participating securities, by the weighted average number of common shares outstanding calculated including long term incentive plan units. Because the Company's long term incentive plan units are deemed to be participating securities, they are included in the calculation of basic and diluted EPS. Operating Partnership Units relating to the non-controlling interest ("OP Units") are convertible into common shares and are included in the calculation of diluted EPS.
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
(S) Recent Accounting Pronouncements: In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). This amends ASC 210-20, Balance Sheet Offsetting, to require new disclosures about balance sheet offsetting for derivative and financial instruments which are offset on the Statement of Assets, Liabilities and Equity. The update requires disclosure of gross asset and liability amounts for financial instruments shown net on the Statement of Assets, Liabilities and Equity. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and is to be applied retrospectively.
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
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for GAAP purposes. It requires entities that adopted Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with retrospective application. Earlier application is prohibited. While Management currently believes that the Company still meets the definition of an investment company under ASC 946, it is still in the process of performing its reassessment.

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
Level 3 valuation methodologies include (i) the solicitation of valuations from third parties (typically, broker-dealers), (ii)the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (iii) the assessment of observable or reported recent trading activity. The Company utilizes such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument.
The Company seeks to obtain at least one third-party indicative valuation for each instrument, and often obtains multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. The Company has been able to obtain third-party valuations on the vast majority of the Company's assets and expects to continue to solicit third-party valuations on substantially all assets in the future to the extent practical. Beginning January 1, 2013, the Company generally values each financial instrument at the average of third party valuations received and not rejected as described below. Third-party valuations are not binding on the Company and while the Company generally does not adjust valuations it receives, the Company may challenge or reject a valuation when, based on the validation criteria, the Company determines that such valuation is unreasonable or erroneous. Furthermore, the Company may determine, based on validation criteria, that for a given instrument the average of the third-party valuations received does not result in what the Company believes to be fair value, and in such circumstances the Company may override this average with its own good faith valuation. The validation criteria include the use of the Company's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Prior to 2013, the valuation process relied more heavily on the use of the Company's models and observation of reported recent trading activity, which was substantiated by third party valuations. The Company's valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed and the differences could be material to the consolidated financial statements.

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at June 30, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$201,795	$—	$—	$201,795
Investments at fair value-
Agency residential mortgage-backed securities	$—	$914,219	$27,397	$941,616
Private label residential mortgage-backed securities	—	—	694,510	694,510
Private label commercial mortgage-backed securities	—	—	23,906	23,906
Commercial mortgage loans	—	—	7,563	7,563
Other asset-backed securities	—	—	39,840	39,840
Common stock	2,987	—	—	2,987
Total investments at fair value	2,987	914,219	793,216	1,710,422
Financial derivatives-assets at fair value-
Credit default swaps on asset-backed securities	—	—	21,134	21,134
Credit default swaps on corporate indices	—	127	—	127
Credit default swaps on asset-backed indices	—	9,618	—	9,618
Interest rate swaps	—	15,967	—	15,967
Total return swaps	—	126	—	126
Unrealized appreciation on futures contracts	5	—	—	5
Total financial derivatives-assets at fair value	5	25,838	21,134	46,977
Repurchase agreements	—	41,188	—	41,188
Total investments, financial derivatives-assets at fair value, and repurchase agreements	$2,992	$981,245	$814,350	$1,798,587
Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(602,822)	$—	$(602,822)
Common stock	(6,100)	—	—	(6,100)
Total investments sold short at fair value	(6,100)	(602,822)	—	(608,922)
Financial derivatives-liabilities at fair value-
Credit default swaps on corporate indices	—	(4,236)	—	(4,236)
Credit default swaps on asset-backed indices	—	(13,543)	—	(13,543)
Credit default swaps on asset-backed securities	—	—	(541)	(541)
Interest rate swaps	—	(22)	—	(22)
Total return swaps	—	(118)	—	(118)
Unrealized depreciation on futures contracts	(83)	—	—	(83)
Total financial derivatives-liabilities at fair value	(83)	(17,919)	(541)	(18,543)
Securitized debt	—	—	(1,168)	(1,168)
Total investments sold short, financial derivatives-liabilities at fair value, and securitized debt	$(6,183)	$(620,741)	$(1,709)	$(628,633)
Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the three or six month period ended June 30, 2013.
The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2013:

	Fair Value as of June 30, 2013	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities and Other asset-backed securities(1)	$678,375	Market Quotes	Non Binding Indicative Price	$29.00	$149.87	$80.52
Private label residential mortgage-backed securities	54,807	Discounted Cash Flows	Yield	6.1%	20.8%	10.4%
			Projected Collateral Prepayments	0.7%	57.8%	32.2%
			Projected Collateral Losses	4.5%	48.8%	20.3%
			Projected Collateral Recoveries	0.0%	17.9%	8.9%
			Projected Collateral Scheduled Amortization	12.2%	89.2%	38.6%
						100.0%
Private label commercial mortgage-backed securities	11,717	Discounted Cash Flows	Yield	10.2%	30.1%	15.9%
			Projected Collateral Losses	0.3%	0.3%	0.3%
			Projected Collateral Recoveries	9.3%	9.3%	9.3%
			Projected Collateral Scheduled Amortization	90.4%	90.4%	90.4%
						100.0%
Credit default swaps on asset-backed securities	20,593	Net Discounted Cash Flows	Projected Collateral Prepayments	19.5%	55.6%	26.7%
			Projected Collateral Losses	18.0%	52.3%	40.1%
			Projected Collateral Recoveries	7.3%	14.6%	12.7%
			Projected Collateral Scheduled Amortization	15.6%	36.6%	20.5%
						100.0%
Private label commercial mortgage-backed securities and Performing commercial mortgage loans	17,202	Market Quotes	Non Binding Indicative Price	$71.35	$100.25	$86.60
Non-performing commercial mortgage loans	2,550	Discounted Cash Flows	Yield	32.3%	32.3%	32.3%
			Months to Resolution	12	12	12
Agency interest only residential mortgage-backed securities	22,814	Market Quotes	Non Binding Indicative Price	$6.82	$26.84	$14.54
Agency interest only residential mortgage-backed securities	4,583	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	462	1,173	639
			Projected Collateral Prepayments	54.8%	86.2%	70.9%
			Projected Collateral Scheduled Amortization	13.8%	45.2%	29.1%
						100.0%

(1)	Includes securitized debt with a fair value of $1.2 million as of June 30, 2013.

(2)	Shown in basis points.
Third-party non-binding indicative prices are validated by comparing such prices to internally generated prices based on the Company's models and to recent trading activity in the same or similar instruments.

For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. For those assets valued using the LIBOR Option Adjusted Spread ("OAS") valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset. The Company considers the expected timeline to resolution in the determination of fair value for its non-performing commercial loans.
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
For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. For those assets valued using the LIBOR Option Adjusted Spread ("OAS") valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
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
The tables below include a roll-forward of the Company's financial instruments for the three and six month periods ended June 30, 2013 and 2012 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended June 30, 2013

(In thousands)	Beginning Balance as of March 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2013
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$16,228	$(1,132)	$—	$68	$12,233	$—	$—	$27,397
Private label residential mortgage-backed securities	557,820	6,471	4,189	(6,636)	184,029	(51,363)	—	694,510
Private label commercial mortgage-backed securities	5,778	41	324	(771)	24,826	(6,292)	—	23,906
Commercial mortgage loans	9,713	19	482	(73)	2,550	(5,128)	—	7,563
Other asset-backed securities	11,638	(68)	531	(820)	36,307	(7,748)	—	39,840
Total investments at fair value	601,177	5,331	5,526	(8,232)	259,945	(70,531)	—	793,216
Financial derivatives- assets at fair value-
Credit default swaps on asset-backed securities	26,398	—	(542)	1,107	42	(5,871)	—	21,134
Total financial derivatives- assets at fair value	26,398	—	(542)	1,107	42	(5,871)	—	21,134
Total investments and financial derivatives-assets at fair value	$627,575	$5,331	$4,984	$(7,125)	$259,987	$(76,402)	$—	$814,350
Liabilities:
Financial derivatives- liabilities at fair value-
Credit default swaps on asset-backed securities	$(2)	$—	$(29)	$(540)	$—	$30	$—	$(541)
Total financial derivatives- liabilities at fair value	(2)	—	(29)	(540)	—	30	—	(541)
Securitized debt:
Securitized debt	(1,205)	(11)	—	(63)	111	—	—	(1,168)
Total securitized debt	(1,205)	(11)	—	(63)	111	—	—	(1,168)
Total financial derivatives- liabilities at fair value and securitized debt	$(1,207)	$(11)	$(29)	$(603)	$111	$30	$—	$(1,709)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2013, as well as Level 3 financial instruments disposed of by the

Company during the three month period ended June 30, 2013. For Level 3 financial instruments held by the Company at June 30, 2013, change in net unrealized gain (loss) of $(5.0) million, $1.7 million, $(1.1) million, and $(63.0) thousand, for the three month period ended June 30, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended June 30, 2012

(In thousands)	Beginning Balance as of March 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2012
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$6,016	$(553)	$—	$(796)	$—	$—	$—	$4,667
Private label residential mortgage-backed securities	408,230	4,914	848	7,475	59,941	(96,349)	—	385,059
Private label commercial mortgage-backed securities	12,171	139	(35)	(404)	21,407	(4,873)	—	28,405
Commercial mortgage loans	4,500	22	—	128	—	—	—	4,650
Total investments at fair value	430,917	4,522	813	6,403	81,348	(101,222)	—	422,781
Financial derivatives- assets at fair value-
Credit default swaps on asset-backed securities	48,746	—	(734)	1,308	103	(10,664)	—	38,759
Total financial derivatives- assets at fair value	48,746	—	(734)	1,308	103	(10,664)	—	38,759
Total investments and financial derivatives-assets at fair value	$479,663	$4,522	$79	$7,711	$81,451	$(111,886)	$—	$461,540
Liabilities:
Securitized debt	$(1,485)	$(15)	$—	$10	$75	$—	$—	$(1,415)
Total securitized debt	$(1,485)	$(15)	$—	$10	$75	$—	$—	$(1,415)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2012, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2012. For Level 3 financial instruments held by the Company at June 30, 2012, change in net unrealized gain (loss) of $1.6 million, $1.3 million, and $10.0 thousand, for the three month period ended June 30, 2012 relate to investments, financial derivatives–assets, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Six Month Period Ended June 30, 2013

(In thousands)	Beginning Balance as of December 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2013
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$6,644	$(2,003)	$—	$306	$22,450	$—	$—	$27,397
Private label residential mortgage-backed securities	528,366	13,112	19,790	17,383	256,862	(141,003)	—	694,510
Private label commercial mortgage-backed securities	19,327	98	(1,124)	2,473	37,168	(34,036)	—	23,906
Commercial mortgage loans	9,546	27	482	86	2,551	(5,129)	—	7,563
Other asset-backed securities	—	(117)	531	(927)	48,101	(7,748)	—	39,840
Total investments at fair value	563,883	11,117	19,679	19,321	367,132	(187,916)	—	793,216
Financial derivatives- assets at fair value-
Credit default swaps on asset-backed securities	36,031	—	2,709	(4,492)	91	(13,205)	—	21,134
Total financial derivatives- assets at fair value	36,031	—	2,709	(4,492)	91	(13,205)	—	21,134
Total investments and financial derivatives-assets at fair value	$599,914	$11,117	$22,388	$14,829	$367,223	$(201,121)	$—	$814,350
Liabilities:
Financial derivatives- liabilities at fair value-
Credit default swaps on asset-backed securities	$(1)	$—	$(57)	$(540)	$—	$57	$—	$(541)
Total financial derivatives- liabilities at fair value	(1)	—	(57)	(540)	—	57	—	(541)
Securitized debt:
Securitized debt	(1,335)	(20)	—	5	182	—	—	(1,168)
Total securitized debt	(1,335)	(20)	—	5	182	—	—	(1,168)
Total financial derivatives- liabilities at fair value and securitized debt	$(1,336)	$(20)	$(57)	$(535)	$182	$57	$—	$(1,709)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2013, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2013. For Level 3 financial instruments held by the Company at June 30, 2013, change in net unrealized gain (loss) of $21.5 million, $(9.1) million, $(1.1) million, and $5.0 thousand, for the six month period ended June 30, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Six Month Period Ended June 30, 2012

(In thousands)	Beginning Balance as of December 31, 2011	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2012
Assets:
Investments at fair value-
U.S. Treasury Agency residential mortgage-backed securities	$5,337	$(1,177)	$—	$(365)	$872	$—	$—	$4,667
Private label residential mortgage-backed securities	417,533	(9,288)	7,049	25,136	158,618	(232,565)	—	385,059
Private label commercial mortgage-backed securities	16,093	256	309	1,283	22,716	(12,252)	—	28,405
Commercial mortgage loans	4,400	50	—	200	—	—	—	4,650
Total investments at fair value	443,363	8,417	7,358	26,254	182,206	(244,817)	—	422,781
Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	61,498	—	(5,477)	8,107	226	(25,595)	—	38,759
Total financial derivatives- assets at fair value	61,498	—	(5,477)	8,107	226	(25,595)	—	38,759
Total investments and financial derivatives- assets at fair value	$504,861	$8,417	$1,881	$34,361	$182,432	$(270,412)	$—	$461,540
Liabilities:
Securitized debt	$—	$(29)	$—	$21	$115	$(1,522)	$—	$(1,415)
Total securitized debt	$—	$(29)	$—	$21	$115	$(1,522)	$—	$(1,415)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2012, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2012. For Level 3 financial instruments held by the Company at June 30, 2012, change in net unrealized gain (loss) of $11.9 million, $(5.5) million, and $21.0 thousand, for the six month period ended June 30, 2012 relate to investments, financial derivatives–assets, and securitized debt, respectively.

4. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and six month periods ended June 30, 2013 and 2012 are summarized in the tables below:
June 30, 2013:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended June 30, 2013	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended June 30, 2013	Net Realized Gain/(Loss) for the Six Month Period Ended June 30, 2013	Change in Net Unrealized Gain/(Loss) for the Six Month Period Ended June 30, 2013
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$(542)	$1,107	$2,709	$(4,492)
Credit default swaps on asset-backed indices	Credit	(2,634)	3,489	(4,121)	3,514
Credit default swaps on corporate bond indices	Credit	82	(44)	82	(44)
Total return swaps	Equity Market	42	66	4	127
Interest rate swaps	Interest Rates	500	15,583	283	15,962
U.S. Treasury Note futures	Interest Rates	(153)	5	(153)	5
		(2,705)	20,206	(1,196)	15,072
Financial derivatives - liabilities
Credit default swaps on asset-backed securities	Credit	(29)	(540)	(57)	(540)
Credit default swaps on asset-backed indices	Credit	22	455	200	814
Credit default swaps on corporate bond indices	Credit	(905)	378	(4,532)	200
Total return swaps	Equity Market	(363)	(90)	(395)	(53)
Interest rate swaps	Interest Rates	(325)	1,462	292	1,101
U.S. Treasury Note futures	Interest Rates	(597)	(54)	(597)	(54)
Eurodollar futures	Interest Rates	(25)	20	(47)	42
		(2,222)	1,631	(5,136)	1,510
Total		$(4,927)	$21,837	$(6,332)	$16,582

June 30, 2012:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended June 30, 2012	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended June 30, 2012	Net Realized Gain/(Loss) for the Six Month Period Ended June 30, 2012	Change in Net Unrealized Gain/(Loss) for the Six Month Period Ended June 30, 2012
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$(734)	$1,308	$(5,477)	$8,107
Credit default swaps on asset-backed indices	Credit	(1,573)	1,522	(7,066)	(2,268)
Credit default swaps on corporate bond indices	Credit	(12)	602	(1,560)	1,173
Interest rate swaps	Interest Rates	49	(69)	49	(78)
Eurodollar futures	Interest Rates	(9)	—	(17)	(12)
		(2,279)	3,363	(14,071)	6,922
Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	253	(927)	4,562	(893)
Credit default swaps on corporate bond indices	Credit	301	(66)	304	—
Total return swaps	Equity Market	(1,273)	(4)	(3,328)	21
Interest rate swaps	Interest Rates	(5,548)	562	(15,948)	11,683
Eurodollar futures	Interest Rates	—	(2)	—	(54)
		(6,267)	(437)	(14,410)	10,757
Total		$(8,546)	$2,926	$(28,481)	$17,679
As of June 30, 2013 and December 31, 2012, the Company was a party to credit derivatives contracts in the form of credit default swaps on mortgage/asset-backed indices (ABX and CMBX indices) as well as credit default swaps on corporate bond indices (CDX), collectively referred to as credit indices. For those open credit derivative contracts for which the Company sold credit protection ("written credit derivatives") via credit indices, the Company receives periodic payments at fixed rates from protection buyers, and is obligated to make payments to the protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets. Written credit derivatives held by the Company at June 30, 2013 and December 31, 2012, respectively, are summarized below:

Credit Default Swaps on Asset-Backed Indices	Amount at June 30, 2013	Amount at December 31, 2012
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(13,351)	$(11,986)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$126	$(717)
Notional Amount of Written Credit Derivatives (2)	$(48,522)	$(40,216)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$4,875	$7,792

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

(2)
The notional value is the maximum amount that a seller of credit indices would be obligated to pay, and a buyer of credit protection would receive upon occurrence of a "credit event." Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under an credit index contract may be offset against amounts due or owed on another credit index contract with the same ISDA counterparty.

Unless terminated by mutual agreement by both the buyer and seller, credit index contracts typically terminate at the date that all of the underlying reference assets are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of swap contracts and are reflective of the cost of buying/selling protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the swap contract. In situations where the credit quality of the underlying reference assets have deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit index risk. Credit index credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract in order to write protection on the reference assets underlying the Company's credit index contracts. Periodic payment rates at June 30, 2013 on credit index contracts where the Company wrote protection range between 25 and 500 basis points on contracts that were outstanding at this date. Periodic payment rates at December 31, 2012 on credit index contracts where the Company wrote protection range between 35 and 458 basis points on contracts that were outstanding at this date. Total net up-front payments received relating to credit index contracts outstanding at June 30, 2013 and December 31, 2012 were $14.0 million and $12.6 million, respectively.
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
Summary information—For the three month periods ended June 30, 2013 and 2012, the total base management fee incurred was $2.4 million and $1.5 million, respectively. For the six month periods ended June 30, 2013 and 2012, the total base management fee incurred was $4.4 million and $3.0 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) our net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2013 there was no Loss Carryforward.
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
Summary information—Total incentive fee incurred for the three month periods ended June 30, 2013 and 2012 was $1.2 million and $2.3 million, respectively. Total incentive fee incurred for the six month periods ended June 30, 2013 and 2012 was $3.2 million and $2.3 million, respectively.
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
Since inception, the Company has awarded 24,096 Individual LTIP units to the Company's independent directors and 8,000 Individual LTIP units to certain of its dedicated personnel. The vesting period for awards issued under the Individual LTIP units has generally been one year from the date of grant. Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Since inception the total expense associated with the Individual LTIP units awarded is $0.6 million. Total expense associated with Individual LTIPs for the three month periods ended June 30, 2013 and 2012 is $0.04 million and $0.03 million, respectively. Total expense associated with Individual LTIPs for the six month periods ended June 30, 2013 and 2012 are $0.09 million and $0.06 million, respectively. Since inception, 10,000 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders' equity.
Detailed below is a roll-forward of the Company's LTIP units outstanding for the three month periods ended June 30, 2013 and 2012:

	Three Month Period Ended June 30, 2013			Three Month Period Ended June 30, 2012
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (3/31/2013 and 3/31/2012, respectively)	375,000	22,096	397,096	375,000	15,500	390,500
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2013 and 6/30/2012, respectively)	375,000	22,096	397,096	375,000	15,500	390,500
LTIP Units Vested and Outstanding (6/30/2013 and 6/30/2012, respectively)	375,000	14,250	389,250	375,000	8,750	383,750
Detailed below is a roll-forward of the Company's LTIP units outstanding for the six month periods ended June 30, 2013 and 2012:

	Six Month Period Ended June 30, 2013			Six Month Period Ended June 30, 2012
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2012 and 12/31/2011, respectively)	375,000	22,096	397,096	375,000	15,500	390,500
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2013 and 6/30/2012, respectively)	375,000	22,096	397,096	375,000	15,500	390,500
LTIP Units Vested and Outstanding (6/30/2013 and 6/30/2012, respectively)	375,000	14,250	389,250	375,000	8,750	383,750
7. Non-controlling Interest - Operating Partnership
Non-controlling interest represents the interest in the Operating Partnership owned by an affiliate of the Manager. On January 1, 2013, 212,000 OP units were issued to the non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling member's ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP units are entitled to receive the same distributions that holders of common shares receive, and OP units are convertible into common shares on a one-for-one basis following the expiration of a two-year holding period subject to additional limitations. OP units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of June 30, 2013, non-controlling interest related to the outstanding 212,000 OP units represented an interest of approximately 1% in the Operating Partnership.
8. Common Share Capitalization
Dividends are declared and paid on a quarterly basis in arrears. During the three month periods ended June 30, 2013 and 2012 the Board of Directors authorized a first quarter dividend of $0.77 per share and $0.70 per share, respectively. During the six month periods ended June 30, 2013 and 2012 the Board of Directors authorized two dividends totaling $2.29 and $1.10 per share, respectively. Total amount of dividends paid during the three month periods ended June 30, 2013 and 2012 was $20.0 million and $11.8 million, respectively. Total amount of dividends paid during the six month periods ended June 30, 2013 and 2012 was $52.0 million and $18.5 million, respectively.

Detailed below is a roll-forward of the Company's common shares outstanding for the three month periods ended June 30, 2013 and 2012:

	Three Month Period Ended June 30, 2013	Three Month Period Ended June 30, 2012
Common Shares Outstanding (3/31/2013 and 3/31/2012, respectively)	20,403,723	16,447,651
Share Activity:
Shares issued	5,000,000	—
Shares issued in connection with incentive fee payment	8,288	—
Common Shares Outstanding (6/30/2013 and 6/30/2012, respectively)	25,412,011	16,447,651
Detailed below is a roll-forward of the Company's common shares outstanding for the six month periods ended June 30, 2013 and 2012:

	Six Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2012
Common Shares Outstanding (12/31/2012 and 12/31/2011, respectively)	20,370,469	16,447,651
Share Activity:
Shares issued	5,000,000	—
Shares issued in connection with incentive fee payment	41,542	—
Common Shares Outstanding (6/30/2013 and 6/30/2012, respectively)	25,412,011	16,447,651
If all LTIP and OP units that have been previously issued were to become fully vested and exchanged for common shares as of June 30, 2013, the Company's issued and outstanding common shares would increase to 26,021,107, resulting in equity per share of $24.51 as of June 30, 2013. If all of the LTIP units that have previously been issued were to become fully vested and exchanged for common shares as of December 31, 2012, the Company's issued and outstanding common shares would increase to 20,767,565 shares, resulting in equity per share of $24.38 as of December 31, 2012.
On August 4, 2011, the Company's Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price, and the Company's financial performance, among other considerations. As of June 30, 2013, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.

9. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2013	2012	2013	2012
(In thousands except share amounts)
Net increase in equity resulting from operations	$11,705	$10,768	$52,451	$42,823
Less: Net increase in equity resulting from operations attributable to the non-controlling interest	105	—	516	—
Net increase in shareholders' equity resulting from operations	11,600	10,768	51,935	42,823
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations - common shares	11,404	10,518	51,003	41,830
Net increase in shareholders' equity resulting from operations - LTIP units	196	250	932	993
Dividends Paid(1):
Common shareholders	(19,567)	(11,513)	(50,581)	(18,092)
LTIP unit holders	(306)	(274)	(910)	(430)
Non-controlling interest	(163)	—	(485)	—
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(20,036)	(11,787)	(51,976)	(18,522)
Undistributed earnings:
Common shareholders	(8,163)	(995)	422	23,738
LTIP unit holders	(110)	(24)	22	563
Non-controlling interest	(58)	—	31	—
Total undistributed earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(8,331)	$(1,019)	$475	$24,301
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	23,046,550	16,447,651	21,724,721	16,447,651
Weighted average participating LTIP units	397,096	390,500	397,096	390,500
Weighted average non-controlling interest units	212,000	—	212,000	—
Basic earnings per common share:
Distributed	$0.77	$0.70	$2.29	$1.10
Undistributed	(0.28)	(0.06)	0.06	1.44
	$0.49	$0.64	$2.35	$2.54
Diluted earnings per common share:
Distributed	$0.77	$0.70	$2.29	$1.10
Undistributed	(0.28)	(0.06)	0.06	1.44
	$0.49	$0.64	$2.35	$2.54

(1)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
10. Counterparty Risk
As of June 30, 2013, investments with an aggregate value of approximately $1.5 billion were held with dealers as collateral for various reverse repurchase agreements.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.5 billion in collateral for various reverse repurchase agreements as of June 30, 2013. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $146.3 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Deutsche Bank	18%
Guggenheim Capital Markets	18%
Royal Bank of Canada	15%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Broker, included as of June 30, 2013:

Dealer	% of Total Due from Broker
Morgan Stanley	33%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of June 30, 2013:

Dealer	% of Total Receivable for Securities Sold
Royal Bank of Scotland	36%
CS First Boston	30%
Bank of America	17%
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2013 and December 31, 2012. The Company has not entered into master netting agreements with any of its counterparties.

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments(2)(3)	Cash Collateral (Received) Pledged(3)	Net Amount
(In thousands)
June 30, 2013:
Financial derivatives - assets	$46,977
Financial derivatives - liabilities	(18,543)
	$28,434	$—	$(6,150)	$22,284
Repurchase agreements	$41,188
Reverse repurchase agreements	(1,287,992)
	$(1,246,804)	$1,229,994	$16,810	$—

December 31, 2012:
Financial derivatives - assets	$48,504
Financial derivatives - liabilities	(15,212)
	$33,292	$—	$(13,188)	$20,104
Repurchase agreements	$13,650
Reverse repurchase agreements	(905,718)
	$(892,068)	$887,940	$4,128	$—

(1)
In the Company’s Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with the repurchase agreements, reverse repurchase agreements, and derivatives transactions are presented on a gross basis.

(2)
Amounts disclosed in the Financial Instruments column of the table represent collateral that is available to be offset against balances associated with repurchase and reverse repurchase agreements. For the purposes of the table above, total financial instruments and cash collateral (received) pledged can not exceed the gross amount of assets and (liabilities) as presented above. Therefore we have reduced the amount of financial instruments related to our repurchase and reverse repurchase agreements in the table above. Total financial instruments for June 30, 2013 and December 31, 2012 were $1.48 billion and $1.05 billion, respectively.

(3)	As collateral is called or posted per counterparty it is generally called or posted across all positions with each respective counterparty.
12. Contingencies and Commitments
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2012.

13. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended June 30, 2013	Three Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2012
Beginning Shareholders' Equity Per Share (3/31/2013, 3/31/2012, 12/31/2012, and 12/31/2011, respectively)	$25.28	$24.09	$24.86	$22.55
Net Investment Income	0.53	0.54	1.05	1.20
Net Realized/Unrealized Gains (Losses)	(0.02)	0.12	1.36	1.41
Results of Operations Attributable to Equity	0.51	0.66	2.41	2.61
Less: Results of Operations Attributable to Non-controlling Interest	—	—	(0.02)	—
Results of Operations Attributable to Shareholders' Equity(1)	0.51	0.66	2.39	2.61
Dividends Paid to Common Shareholders	(0.77)	(0.70)	(2.29)	(1.10)
Weighted Average Share Impact on Dividends Paid (2)	(0.10)	(0.02)	(0.10)	(0.03)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs) and Share Repurchases	—	—	0.06	—
Ending Shareholders' Equity Per Share (6/30/2013, 6/30/2012, 6/30/2013, and 6/30/2012, respectively)(3)	$24.92	$24.03	$24.92	$24.03
Shares Outstanding, end of period	25,412,011	16,447,651	25,412,011	16,447,651

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 9).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP unit holders.

(3)
If all LTIP units and OP units (if applicable) previously issued were vested and exchanged for common shares as of June 30, 2013 and 2012, shareholders' equity per share would be $24.51 and $23.47, respectively.

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
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended June 30, 2013	Three Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2012
Total Return	1.57%	2.68%	9.57%	11.57%

(1)
Total return is calculated for all shareholders' equity accounts taken as a whole for each period. Total return is calculated assuming reinvestment of all distributions at shareholders' equity per share during the period.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP and OP units: (1)

	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2013
Total Return	(0.07)%	7.80%

(1)
Total return is calculated assuming all LTIP and OP units had been converted into common shares at June 30, 2013. Total return represents all shareholders' equity accounts outstanding for the entire period. LTIP and OP units outstanding at June 30, 2013 totaled 609,096 and represent 2.34% of total common shares and LTIP and OP units outstanding as of that date.

Market Based Total Return for a Shareholder:
For the three month periods ended June 30, 2013 and 2012, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was (4.93)% and 11.92%, respectively. For the six month periods ended June 30, 2013 and 2012, the Company's market based total return based on the closing price as reported by the New York Stock

Exchange was 11.13% and 30.06%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended June 30, 2013	Three Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2012
Net Investment Income (2)	9.00%	10.72%	8.83%	10.84%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.
Expense Ratios to Average Equity: (1)

	Three Month Period Ended June 30, 2013	Three Month Period Ended June 30, 2012	Six Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2012
Operating expenses before incentive fee, interest expense, and other investment related expenses	(2.81)%	(2.97)%	(2.79)%	(3.04)%
Incentive fee	(0.20)%	(0.58)%	(0.58)%	(0.59)%
Interest expense and other investment related expenses	(2.01)%	(2.02)%	(1.83)%	(1.98)%
Total Expenses	(5.02)%	(5.57)%	(5.20)%	(5.61)%

(1)	Average equity is calculated using month end values.
14. Subsequent Events
On August 1, 2013, the Company's Board of Directors approved a dividend for the second quarter of 2013 in the amount of $0.77 per share payable on September 16, 2013 to shareholders of record as of August 30, 2013.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Effective January 1, 2013, we conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, our consolidated operating partnership subsidiary (the "Operating Partnership"). As of June 30, 2013, we have an ownership interest of approximately 99% in the Operating Partnership. The interest of approximately 1% not owned by us represents the interest in the Operating Partnership, which is owned by an affiliate of our Manager, that is reflected in our financial statements as a non-controlling interest.
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

Through June 30, 2013, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that this will continue. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS. We also expect that we will continue to allocate some of our capital to our CMBS and commercial mortgage loan strategy.
We also use leverage in our non-Agency MBS strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2013, we financed our purchases of Agency RMBS and non-Agency MBS almost exclusively through reverse repo agreements, which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities, and Equity as "Securitized debt." This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency MBS which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
In May 2013, we completed a follow-on common share offering which resulted in net proceeds of $125.3 million, after offering costs. Proceeds from the offering were fully deployed during the second quarter and invested in our target assets.
In the latter part of the second quarter, we increased our level of cash holdings, both as a buffer against the increased market volatility and so as to be able to take advantage of potential investment opportunities.
As of June 30, 2013, outstanding borrowings under reverse repos and securitized debt were $1.3 billion and our debt-to-equity ratio was 2.02 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of June 30, 2013, approximately 67.7% or $872.4 million relates to our Agency RMBS holdings.
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
As of June 30, 2013, our diluted book value per share was $24.51 as compared to $24.78 as of March 31, 2013 and $24.38 as of December 31, 2012.
Trends and Recent Market Developments
Key trends and recent market developments for the MBS market include the following:

•
Federal Reserve and Monetary Policy—On June 19, 2013, the U.S. Federal Reserve, or the "Federal Reserve," reiterated its intention to continue its accommodative monetary policies, although its assessment of the state of the U.S. economy was more optimistic in tone than previous statements, and there has been increased speculation that the Federal Reserve's bond purchase programs will end sooner than previously expected;

•
Housing and Mortgage Market Statistics—In the first quarter of 2013, mortgage delinquency rose while foreclosure rates continued to fall, and through the first half of 2013, home prices continued to trend higher and the general consensus remains that the U.S. housing market is in the midst of a sustained recovery;

•	Mortgage Rates—During the second quarter of 2013, U.S. mortgage rates reached their highest points in the last two years, causing a sharp decline in mortgage refinance applications;

•
Government Sponsored Enterprise, or "GSE," Developments—Recent developments include proposed legislation introduced into the U.S. Senate that, if enacted, would over time replace Fannie Mae and Freddie Mac in favor of a government sponsored reinsurer of MBS that would act as a backstop to private capital in a crisis; the sale of non-Agency MBS from the GSEs' held portfolios; and as part of the Federal Housing Finance Agency, or the "FHFA's,"

risk sharing goals, the marketing of securities by Freddie Mac designed to offload the first-loss position of certain government-guaranteed MBS into the private capital markets;

•
Government Homeowner Assistance Programs—In April 2013, the FHFA announced a two year extension to the expiration of the Home Affordable Refinance Program, or "HARP," from December 2013 to December 2015; a similar extension was announced for the Home Affordable Modification Program, or "HAMP"; and

•
Liquidity and Valuations—Non-Agency and Agency MBS experienced meaningful price declines during the second quarter as a result of increasing market speculation that the Federal Reserve will soon wind down its asset purchase program and other accommodative monetary policies.

Federal Reserve and Monetary Policy
On June 19, 2013, the Federal Reserve reiterated its intention to continue purchasing Agency RMBS at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. The Federal Reserve further announced that it would be maintaining its existing policies of reinvesting principal payments from its holdings of Agency debt and Agency RMBS into Agency RMBS and of rolling over maturing U.S. Treasury securities at auction. These actions continue to be taken by the Federal Reserve in furtherance of its stated goals to maintain downward pressure on longer-term interest rates, support mortgage markets and help to make broader financial conditions more accommodative. The Federal Reserve also reiterated its prior statement that it would continue to maintain the target range for the federal funds rate at 0% to 0.25% as long as the unemployment rate remains above 6.5%.While over the past several months these stated policies have not changed, the Federal Reserve, in a statement released June 19th, stated that the Federal Open Market Committee, or "FOMC," "sees the downside risks to the outlook for the economy and the labor market as having diminished since the fall." This assessment was more optimistic in tone than in prior statements. In addition, in his press conference following the June meeting of the FOMC, Chairman Ben Bernanke provided additional insight into the views of the FOMC by indicating that the Federal Reserve would begin tapering its bond purchases at the end of 2013 to the extent economic conditions continued to improve. He further indicated that the tapering of asset purchases would continue in 2014 and end when the level of U.S. unemployment neared 7%, but stressed that decisions around changes to the pace of asset purchases were data dependent.
The Federal Reserve's asset purchases and other policy initiatives are designed to lower yields on Agency RMBS and thereby drive mortgage rates lower in order to spur refinancing activity and support a stronger economic recovery. When the program was initially put into place in the fall of 2012, mortgage rates declined consistent with the Federal Reserve's stated goals. However, since the beginning of 2013, as the economy has shown more consistent signs of improvement, uncertainty with respect to how long these accommodative monetary policies would continue has added significant volatility to the U.S. fixed income markets. Following the release of strong economic data in early May (including a positive report on home prices and a strong employment report), this volatility has further increased, and interest rates have been driven sharply higher. Ten-year U.S. Treasury rates reached their highest levels in almost two years, surging from 1.63% on May 1, 2013 to 2.49% on June 28, 2013. As a result, all major fixed income sectors experienced substantial price declines, including even credit-sensitive sectors such as high-yield corporate bonds and non-Agency RMBS. In the case of Agency RMBS, heavy selling by mutual bond funds, exchange traded funds, and mortgage REITs exacerbated the price declines. In a July 10, 2013 speech, following a week of strong economic news that had pushed bond market yields even higher, Federal Reserve Chairman Ben Bernanke attempted to calm market fears around an imminent “tapering” of the asset purchase programs and other accommodative monetary policies, by suggesting that with inflation low and employment weak, these accommodative policies would remain appropriate for some time. In light of all these conflicting forces, we expect interest rate volatility to remain elevated for the foreseeable future. The risk that interest rates could continue to rise is substantial, thus reinforcing the importance of our ability to hedge interest risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and other instruments.

Housing and Mortgage Market Statistics
The percentage of delinquent subprime mortgages increased as of March 31, 2013 as compared to December 31, 2012, while subprime mortgages in foreclosure declined over the same period, as reported by the Mortgage Bankers Association, or the "MBA," in their National Delinquency Survey:

	As of
	March 31, 2013	December 31, 2012
Fixed (1)
Delinquent (2)	20.1%	19.2%
Foreclosure	8.7%	9.3%
Total	28.8%	28.5%
ARM (1)
Delinquent (2)	23.7%	22.3%
Foreclosure	16.3%	18.2%
Total	40.0%	40.5%

(1)	Source: Based on Mortgage Bankers Association, National Delinquency Survey press releases issued May 9, 2013 and February 21, 2013.

(2)	Includes loans that are at least one payment past due but does not include loans in foreclosure, seasonally adjusted.
We believe that the above statistics, in large, part merely reflect the dwindling nature of the subprime mortgage market: foreclosures eventually get resolved, thus reducing the percentage of subprime mortgages in foreclosure, and the stubborn subset of delinquent mortgages represent a greater percentage of the shrinking total. For the greater mortgage market, which consists primarily of prime mortgages, the trend is clear: as homeowners re-establish equity in their homes through recovering real estate prices, they have become less likely to become delinquent and default on their mortgages.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for April 2013 showed that, on average, home prices increased 11.6% for its 10-City Composite and by 12.1% for the 20-City Composite as compared to April 2012. On a monthly basis, the respective increases were 2.63% and 2.52%. According to the report, home prices remain below the peak levels of 2006, but on average, are back to their spring 2004 levels for both the 10-City and 20-City Composites. In addition to home prices rising, single family home building permits and housing starts have experienced significant increases as compared to one year ago. Finally, according to CoreLogic, as of May 2013, the national inventory of foreclosed homes was 1.0 million and represented the 19th consecutive month with a year-over-year decline. As of March 2013, the inventory of foreclosed homes was 1.1 million. This decline has the impact of reducing the overhang effect of these unsold foreclosed homes on the housing market. While the recent sharp increase in interest rates and the slow and uneven pace of the recovery of the U.S. economy continue to create potential risks to the recovering housing market, recent trends continue to indicate, on balance, that the recovery in the housing market continues on a strong footing.
On August 2, 2013, the U.S. Department of Labor reported that, as of July 2013, the U.S. unemployment rate was 7.4%. This compares to 8.3% as of July 2012 and 7.5% as of April 2013. Though the rate remains relatively unchanged in recent months, consensus is generally positive as the U.S. economy continues to add jobs. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that current levels of unemployment do not represent a significant impediment to a continuing housing recovery. Furthermore, the Federal Reserve accommodative monetary policies continue to be aimed at both supporting the housing market and driving the unemployment rate down. In some regions of the country, however, we believe that continued significant increases in mortgage rates might significantly restrain further increases in housing prices.
Mortgage Rates
Mortgage rates rose sharply during the quarter, in sympathy with the rise in yields on Treasuries and current coupon Agency MBS. The Freddie Mac survey 30-year mortgage rate increased over 100 basis points from the beginning of May to the end of June–a remarkable rise in such a short period of time–and ended the quarter at 4.46%, its highest level in nearly two years. The level of mortgage rates typically has a significant impact on home purchase and refinancing activity, since rising mortgage rates make home purchases relatively less affordable, and give existing homeowners less incentive to refinance. The MBA has already reported a meaningful decline in its Market Composite Index, a measure of mortgage application volume. According to the MBA, while most of the decline was due to the drop in applications for refinancing, applications for purchases also declined. While mortgage rates remain low by historical standards, rising mortgage rates will reduce the affordability of home purchases, and thus potentially restrain home price appreciation, which in turn could negatively impact the performance of non-Agency RMBS, especially distressed non-Agency RMBS. The recent rise in mortgage rates has also sharply lowered expectations of prepayment speeds on existing Agency RMBS, thus introducing significant extension risk to a market that had only recently been focused almost exclusively on the risk of accelerated prepayments.
GSE Developments
On March 4, 2013, in connection with its ongoing efforts to reduce the risk and market presence of the GSEs, the FHFA announced its plans for the remainder of 2013. First, the FHFA plans to establish a new business entity that will be initially owned and funded by Fannie Mae and Freddie Mac and operate as a replacement for some of their legacy infrastructure. The longer term goal of this new entity is to create a common securitization platform that could eventually be sold or used by policy makers as a foundational element of the mortgage market of the future. Second, for 2013, the FHFA reiterated its goal of executing risk-sharing transactions for both Fannie Mae and Freddie Mac, which could include transactions involving expanded mortgage insurance, credit-linked securities, senior/subordinated securities, and others. Third, the FHFA also expects to continue increasing guarantee fees in 2013, so as to make these fees more aligned with what might be expected to be charged by private sector providers. Fourth, plans for 2013 also include maintaining foreclosure prevention programs, such as HARP and HAMP.
In June 2013, in connection with efforts aimed at winding down the GSEs, a bipartisan group of U.S. Senators introduced a bill that would replace Fannie Mae and Freddie Mac with a new entity, tentatively named the Federal Mortgage Insurance Corporation, or "FMIC," that would serve as an insurer against catastrophic risk on MBS. Private capital would be required to absorb the first 10% of losses on any MBS insured by FMIC. FMIC would charge and collect fees to cover its operating costs and maintain a catastrophic reserve fund, and would continue efforts to build a common securitization platform for pooling mortgages, and issuing and selling MBS. Also under the proposal, each of the existing GSEs would be fully liquidated within five years, with the liquidation proceeds first paid to the U.S. Treasury as the holder of $188 billion in senior preferred stock, and then to junior preferred and common stock holders. In a public statement, the FHFA expressed support for the proposed measure. While the proposal is sure to encounter resistance from all sides, as many will believe that the proposal goes too far in removing the government's presence in the mortgage market and many will believe that it doesn't go far enough, we believe that the proposal demonstrates that there is significant bipartisan support for gradually reducing the risk borne by government entities in the mortgage markets.
In furtherance of the FHFA's stated goal of executing risk-sharing transactions, Freddie Mac began marketing its first such MBS transaction, called Structured Agency Credit Risk, or "STACR," securities. The STACR securities are designed to transfer to private investors a significant portion of the credit risk on a large portfolio of loans recently purchased by Freddie Mac. To the extent the initial pilot transactions are well received by the marketplace, these securities have the potential to become a liquid and broadly sought after new asset class. Freddie Mac hopes to issue multiple deals this year and plans to become a programmatic issuer of the structure by 2014. Fannie Mae is also expected to issue a similar and coordinated product in the near future. The FHFA has directed each entity to complete various risk-sharing transactions in the amount of $30 billion this year.
In connection with a mandate from FHFA to sell 5% of the illiquid portion of their retained portfolios, both GSEs have recently been selling some of their non-Agency MBS. In May 2013, Fannie Mae auctioned off approximately $2 billion of its CMBS holdings, and in July it auctioned off approximately $1 billion of non-Agency RMBS. Separately, in May 2013 and June 2013, Freddie Mac sold, in the aggregate, approximately $2 billion of non-Agency MBS. Fannie Mae and Freddie Mac collectively held approximately $168 billion of non-Agency MBS (including CMBS) as of March 31, 2013.
We believe that those efforts aimed at more rationally pricing risk taken by the GSEs and aimed at reducing the GSEs’ portfolios, and thereby accelerating the re-entry of private capital into the U.S. mortgage market, are potentially beneficial to our business. While the FHFA developed and published a plan for this purpose, and steps in this direction have seem to have accelerated this year so far, overall, this process has been slow and will likely continue to evolve over an extended period. As it currently stands, the GSEs continue to support the overwhelming majority of the U.S. single-family mortgage market. However, should policymakers successfully reduce the GSEs presence in the U.S. mortgage market, we believe that many new investment opportunities will become available to us.
On May 1, 2013 President Obama nominated Mel Watt to replace Edward DeMarco as head of the FHFA. The Senate Banking Committee approved Watt's nomination on July 18, 2013.  Watt now faces the remainder of the Senate where he needs sixty votes in order to secure his nomination. Market speculation that Watt may be friendlier to borrowers and more willing to allow additional refinancing for underwater borrowers weighed on second quarter valuations of Agency RMBS. The vote is likely to take place once the Senate reconvenes in September.

Government Homeowner Assistance Programs

According to the FHFA, Fannie Mae and Freddie Mac refinanced approximately 107,000 loans in April 2013 under HARP. Borrowers with loan-to-value ratios greater than 105% made up 44% of those refinanced under the program since the beginning of 2013 through April 2013. Since its inception in April 2009, approximately 2.6 million loans have been refinanced through this program. The success of HARP is due to record-low mortgage rates and enhancements to the program made in late 2011, including removal of the loan-to-value ceiling for borrowers who refinance into fixed-rate loans and the elimination or lowering of fees for certain borrowers. On April 11, 2013, the FHFA directed Fannie Mae and Freddie Mac to extend HARP by two years to December 31, 2015. However, given the recent surge in mortgage rates, it is likely that the level of HARP refinancing activity will decline in the near term.
In May 2013, the FHFA also directed Fannie Mae and Freddie Mac to extend two programs that help troubled borrowers avoid foreclosure by facilitating mortgage loan modifications. Like the HARP program, HAMP and the streamlined modification initiative will be extended to December 31, 2015. HAMP had originally been scheduled to expire at the end of 2013, and the streamlined modification initiative had been scheduled to expire on August 31, 2015. While Fannie Mae and Freddie Mac have embraced interest rate reductions, term extensions, and principal forbearance in their HAMP modifications, they do not currently allow principal forgiveness. There has been much debate among policymakers as to the appropriateness of the use of principal forgiveness by Fannie Mae and Freddie Mac as a loan modification tool, with those opposed expressing concern about fairness to ineligible borrowers, cost to the government, and moral hazard. Since the start of the conservatorship of the GSEs in 2008, 2.8 million borrowers have received some form of loan modification.
Liquidity and Valuations
Non-Agency MBS valuations, which had generally been improving for several quarters leading up to the second quarter, continued to improve through the first half of the second quarter. Because home prices serve as one of the most important determinants of future cashflows in distressed non-Agency RMBS, the ongoing positive momentum in home prices continued to fuel prices for non-Agency RMBS through the mid-May. However, in the latter part of the second quarter, the sharp rise in interest rates, discussed above under "Federal Reserve and Monetary Policy," negatively impacted prices for non-Agency RMBS as well as other fixed income sectors. U.S. bond funds experienced a record amount of redemptions in late May and June as investors sought to decrease their exposure to the fixed income markets. Also weighing on non-Agency RMBS prices was the sale in late May of a $9 billion portfolio of non-Agency RMBS by Lloyds TSB. These holdings, which represented one of the largest sources of supply since the Maiden Lane transactions, were sold to five large U.S. financial institutions and created a modest overhang in the non-Agency MBS market. This increased supply coupled with the rise in interest rates were the major contributors to the overall decline in non-Agency MBS.
During the second quarter, our non-Agency RMBS portfolio performance benefited from our credit and interest rate hedges, which blunted most of the price declines that occurred in the latter portion of the quarter. In addition, in the first part of the second quarter when asset prices were much higher, we sold certain lower-priced, higher-risk securities which it seemed were being priced to potentially overly optimistic scenarios, and purchased certain higher-priced, lower-risk securities.
Subsequently, however, as the market softened in the latter portion of the second quarter, we were again able to find what we believe to be attractive opportunities among riskier non-Agency RMBS assets.
Non-Agency CMBS also experienced high volatility during the second quarter. We continued to actively trade our CMBS portfolio in order to monetize gains and to replace bonds at attractive levels. We believe that the environment for CMBS investing remains very attractive, although the recent rise in interest rates may cause new issuance to decline in the second half of the year.
Market speculation about the unwinding of the Federal Reserve's accommodative monetary policy activities weighed heavily on Agency RMBS during the second quarter, especially given how much of the Federal Reserve's asset purchases have been concentrated in this asset class. Lower coupon securities, and specified pools with high pay-ups, fared the worst in the selloff. However, as with non-Agency MBS, we viewed some of the price reductions as representing buying opportunities. During the quarter, our TBAs and other interest rate hedges offset much of the impact of the price declines in our Agency RMBS.
Notwithstanding the recent significant volatility in the fixed income market, repo financing has remained readily available for both Agency and non-Agency MBS, and within each of these asset classes our borrowing costs and haircuts have also remained relatively stable. Additionally, short term rates (on which interest rates for our repo is based) have remained relatively stable since the end of the first quarter. As of June 30, 2013 our outstanding reverse repos were with twelve different counterparties.
Outlook

While the technical factors supporting MBS weakened considerably in the second quarter, we continue to remain generally optimistic on the fundamental prospects for non-Agency RMBS. We believe that the upward trend in home prices, and the downward trend in delinquencies, foreclosures, and shadow housing inventory, will enhance the yields of, and provide further price support to, non-Agency RMBS. We believe that the recent pullback in prices has led to excellent buying opportunities. We expect to see significant volatility in the near term, and we believe that this volatility will create numerous trading opportunities for us both to sell securities that we feel have become more fully valued or overpriced, and to purchase securities that we feel offer better relative value. We also expect to continue to opportunistically purchase attractively priced securities in other sectors, such as asset-backed securities–where we have recently increased our portfolio of collateralized loan obligations, or "CLOs," to $39.8 million as of June 30, 2013–and non-performing commercial whole loans.
For the past several quarters, as credit default swaps, or "CDS," on the ABX indices have become increasingly illiquid, we have oriented our credit hedging strategy away from short positions in the ABX indices, in favor of other credit hedges such as short positions on corporate indices and short positions on certain publicly traded REITs. As market conditions change, and especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
The second quarter was a challenging one for Agency RMBS, but we believe the current market environment has created the opportunity to buy specified pools with stronger prepayment protection at better prices. While the increase in rates has made prepayment protection less important in lower coupon pools, higher coupon pools with prepayment protection have become more attractive. We continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) will generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) will have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. However, actions by the Federal Reserve continue to dominate the market for Agency RMBS and market speculation about future actions by the Federal Reserve continues to cause significant volatility. The uncertainty with respect to future Federal Reserve actions reinforces the importance of our flexibility in hedging our risks using a variety of tools, including TBAs, as we adapt to changing market conditions. We also believe that our active trading style, coupled with our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy. While prepayment risk has declined over the past few months for lower coupon MBS pools because of the increase in interest rates, mortgage rates are still at very low levels on a historical relative basis and prepayment risk remains a risk in the portfolio.
In our commercial mortgage loan and CMBS strategy, we expect to continue to participate actively in both the still-recovering new issue market and in the secondary market. As with non-Agency and Agency RMBS, the price declines of the second quarter have created opportunities for us to buy assets at attractive prices. During the second quarter, we increased our holdings of CMBS, and we expect this trend to continue in the latter half of the year.
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
We seek to obtain at least one third-party indicative valuation for each instrument, and often obtain multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. We have been able to obtain third-party valuations on the vast majority of our assets and expect to continue to solicit third-party valuations on substantially all assets in the future to the extent practical. Generally, we value each financial instrument at the average of all third party valuations received and not rejected as described below. Third-party valuations are not binding on us, and while we generally do not adjust such valuations, we may challenge or reject a valuation when, based on the validation criteria, we determine that such valuation is unreasonable or erroneous. Furthermore, we may determine, based on our validation criteria, that for a given instrument the average of the third-party valuations received does not result in what we believe to be fair value, and in such circumstances we may override this average with our own good faith valuation. Our validation criteria include the use of our own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Our valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
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

Financial Condition
The following table summarizes our investment portfolio as of June 30, 2013 and December 31, 2012. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2013					December 31, 2012
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS(2)	$938,866	$690,891	$73.59	$631,599	$67.27	$818,878	$524,881	$64.10	$482,824	$58.96
Non-Agency CMBS and Commercial Mortgage Loans	59,745	31,469	52.67	32,115	53.75	41,667	28,873	69.29	32,078	76.99
Other ABS(3)	36,386	33,539	92.18	34,569	95.01	—	—	—	—	—
Total Non-Agency MBS, Other ABS, and Commercial Mortgage Loans	1,034,997	755,899	73.03	698,283	67.47	860,545	553,754	64.35	514,902	59.83
Agency RMBS:(4)
Floating	9,898	10,425	105.32	10,127	102.31	16,219	17,169	105.86	16,612	102.42
Fixed	791,317	822,835	103.98	842,494	106.47	696,123	750,454	107.80	740,463	106.37
Total Agency RMBS	801,215	833,260	104.00	852,621	106.42	712,342	767,623	107.76	757,075	106.28
Total Non-Agency and Agency MBS, Other ABS, and Commercial Mortgage Loans	$1,836,212	$1,589,159	$86.55	$1,550,904	$84.46	$1,572,887	$1,321,377	$84.01	$1,271,977	$80.87
Agency Interest Only RMBS	n/a	$27,397	n/a	$29,737	n/a	n/a	$6,644	n/a	$9,289	n/a
Non-Agency Interest Only and Principal Only RMBS and Other	n/a	$9,920	n/a	$9,492	n/a	n/a	$3,485	n/a	$3,308	n/a
TBAs:
Long	$81,970	$80,959	$98.77	$82,049	$100.10	$41,150	$43,610	$105.98	$43,579	$105.90
Short	(543,876)	(561,845)	103.30	(566,128)	104.09	(568,880)	(608,720)	107.00	(607,967)	106.87
Net Short TBAs	$(461,906)	$(480,886)	$104.11	$(484,079)	$104.80	$(527,730)	$(565,110)	$107.08	$(564,388)	$106.95
Short U.S. Treasury Securities	$(41,700)	$(40,977)	$98.27	$(41,929)	$100.55	$(13,000)	$(13,581)	$104.47	$(13,081)	$100.62
Repurchase Agreements	$41,188	$41,188	$100.00	$41,188	$100.00	$13,650	$13,650	$100.00	$13,650	$100.00
Long Common Stock	n/a	$2,987	n/a	$2,952	n/a	n/a	$—	n/a	$—	n/a
Short Common Stock	n/a	$(6,100)	n/a	$(6,151)	n/a	n/a	$—	n/a	$—	n/a
Total Net Investments		$1,142,688		$1,102,114			$766,465		$720,755

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Interest Only, Principal Only, and Other Private Label securities.

(3)	Excludes equity tranches and similar securities.

(4)	Excludes Interest Only securities and TBAs.

The following table summarizes our financial derivatives portfolio as of June 30, 2013 and December 31, 2012. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2013		December 31, 2012
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage-Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$43,647	$(13,478)	$40,216	$(11,986)
Total Long Mortgage-Related Derivatives	43,647	(13,478)	40,216	(11,986)
Short Mortgage-Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(63,937)	9,553	(74,621)	10,986
CDS on Individual RMBS	(31,263)	20,593	(45,121)	36,030
Total Short Mortgage-Related Derivatives	(95,200)	30,146	(119,742)	47,016
Net Mortgage-Related Derivatives	$(51,553)	$16,668	$(79,526)	$35,030
Long CDS on Corporate Bond Indices	$4,875	$127	$—	$—
Short CDS on Corporate Bond Indices	$(111,438)	$(4,236)	$(67,500)	$(484)
Long Total Return Swaps on Corporate Equities (5)	$7,739	$(53)	$—	$—
Short Total Return Swaps on Corporate Equities (5)	$(11,944)	$61	$(18,737)	$(65)
Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$—	$—	$2,500	$(32)
Short Interest Rate Swaps (4)	(651,400)	15,945	(238,900)	(1,087)
Long U.S. Treasury Note Futures (6)	34,500	(49)	—	—
Short Eurodollar Futures (7)	(21,000)	(29)	(63,000)	(70)
Total Net Interest Rate Derivatives	$(637,900)	$15,867	$(299,400)	$(1,189)
Total Net Derivatives	$(800,221)	$28,434	$(465,163)	$33,292

(1)	Long mortgage-related derivatives represent transactions where we sold credit protection to a counterparty.

(2)	Short mortgage-related derivatives represent transactions where we purchased credit protection from a counterparty.

(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(5)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(6)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of June 30, 2013, a total of 296 contracts were held.

(7)	Every $1,000,000 in notional value represents one contract.
As of June 30, 2013, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.7 billion as compared to $2.2 billion as of December 31, 2012. Total liabilities as of June 30, 2013 were $2.1 billion as compared to $1.6 billion as of December 31, 2012. Our portfolios of investments and financial derivatives included in total assets totaled $1.8 billion and $1.4 billion as of June 30, 2013 and December 31, 2012, respectively, while our investments sold short and financial derivatives included in total liabilities were $627.5 million and $637.5 million as of June 30, 2013 and December 31, 2012, respectively. We use TBAs in combination with interest rate swaps as the primary instruments to hedge interest rate risk in our long Agency RMBS portfolio. On a quarterly basis, outstanding amounts of these hedging instruments may fluctuate according to the size of our long Agency RMBS portfolio as well as according to how we view market dynamics as favoring the use of one or the other.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of June 30, 2013, total assets included $81.0 million of TBAs as well as $571.5 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales. As of June 30, 2013, total liabilities included $561.8 million of TBAs sold short as well as $82.1 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2012, total liabilities included $608.7 million of TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
As of June 30, 2013 and December 31, 2012, our net short TBAs (short TBA positions reduced by long TBA positions) was $480.9 million and $565.1 million, respectively. The aggregate value of our other (i.e. non-TBA) Agency RMBS as of

June 30, 2013 and December 31, 2012, was $860.7 million and $774.3 million, respectively. We increased our non-TBA Agency RMBS long position following the recent volatility in Agency RMBS prices and the resulting opportunities in that market. Our net Agency RMBS position (long non-TBA Agency RMBS reduced by net short TBAs) increased to a long position of $379.8 million as of June 30, 2013 from a long position of $209.2 million as of December 31, 2012. As of June 30, 2013, we reduced our net short TBAs relative to our long Agency RMBS, in favor of increased net short interest rate swaps. Since we actively trade our Agency RMBS, our gross positions tend to fluctuate significantly from period to period. In addition we continuously re-evaluate our overall net Agency RMBS position.
As of June 30, 2013, we held $765.8 million of non-Agency MBS, other ABS, and commercial mortgage loans as compared to $557.2 million as of December 31, 2012. The increase in the total value of our non-Agency MBS portfolio is due in part to the deployment of net proceeds received in our May 2013 secondary share offering. Net proceeds resulting from the offering were $125.3 million. We also increased our holdings of financed non-Agency MBS as of June 30, 2013, relative to December 31, 2012. In addition, our non-Agency MBS appreciated in value relative to December 31, 2012. For most of the past 18 months, the non-Agency MBS market has benefited from a sustained rally, fueled by the recovery in the U.S. housing market as well as the increased demand for higher yielding fixed income assets. Throughout the rally, we had rotated out of certain assets that we believed had become more fully valued, and into other non-Agency MBS assets whose prices had lagged in comparison. However, not only did the sharp rise in interest rates weigh on the non-Agency MBS market in the second quarter, but technical factors turned negative as well, including the sale in late May of a $9 billion portfolio of non-Agency RMBS by Lloyds TSB. This increased supply coupled with the rise in interest rates were the major contributors to the overall decline in non-Agency MBS in the latter part of the second quarter.
In our CMBS strategy, although we have had only a modest amount of our capital allocated to this sector, we have actively traded our holdings. As of June 30, 2013, our CMBS and commercial mortgage loan portfolio represented 4% of the fair value of non-Agency MBS, commercial mortgage loans, and other ABS (which we refer to collectively as our non-Agency portfolio) as compared to 5% as of December 31, 2012. In addition, beginning in the first quarter of 2013, we began purchasing CLOs. As of June 30, 2013, our CLOs represented 5% of the fair value of our non-Agency portfolio and are reflected on our Consolidated Statement of Investments under the caption, "Other Asset-Backed Securities."
As of June 30, 2013, our holdings of net mortgage-related derivatives declined as compared to December 31, 2012. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent short positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our short CDS contracts on individual RMBS declined to $31.3 million as of June 30, 2013 from $45.1 million as of December 31, 2012. Certain of these contracts ran off during the period, while others were deliberately terminated.
As of June 30, 2013, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $20.3 million as compared to $34.4 million as of December 31, 2012. Over the same period, we increased our short position in CDS on corporate bond indices. As of June 30, 2013, our short CDS on corporate bond indices increased to a net notional amount of $106.6 million from $67.5 million as of December 31, 2012. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
As of June 30, 2013, the notional value of our net short interest rate swaps increased to $651.4 million from $236.4 million as of December 31, 2012. This increase was related both to the increase in our Agency RMBS holdings as well as to our decision to replace a portion of our short TBA interest rate hedges with short interest rate swaps.
We have entered into reverse repos to finance some of our assets. As of June 30, 2013 and December 31, 2012, indebtedness outstanding on our reverse repos was approximately $1.3 billion and $905.7 million, respectively. The increase in our outstanding indebtedness as of June 30, 2013 as compared to December 31, 2012 was as a result of a larger portfolio of non-Agency RMBS held as of June 30, 2013 as compared to December 31, 2012 and a higher amount of financed non-Agency MBS as of June 30, 2013 as compared to December 31, 2012. As of June 30, 2013, we had total Agency RMBS financed with reverse repos of $885.9 million as compared to $737.9 million as of December 31, 2012. As of June 30, 2013, we had total non-Agency MBS financed with reverse repos of $599.2 million as compared to $313.2 million as of December 31, 2012. Outstanding indebtedness under reverse repos for Agency RMBS as of June 30, 2013 and December 31, 2012 was $872.4 million and $704.9 million, respectively, while outstanding indebtedness under reverse repos for non-Agency MBS as of June 30, 2013 and December 31, 2012 was $415.5 million and $200.8 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of June 30, 2013 and December 31, 2012, our derivative and/or TBA counterparties posted an aggregate value of approximately $29.9 million and $31.0 million, respectively as of each date, of collateral with us. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the six month period ended June 30, 2013, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $10.0 billion as compared to $8.3 billion for the six month period ended June 30, 2012. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other RMBS assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of June 30, 2013, our equity increased by approximately $131.5 million to $637.9 million from $506.4 million as of December 31, 2012. This increase principally consisted of net proceeds from our May 2013 secondary share offering of approximately $125.3 million, a net increase in equity resulting from operations for the six month period ended June 30, 2013 of approximately $52.5 million, an increase for contribution from non-controlling interest of approximately $4.7 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payment of approximately $0.9 million offset by a decrease for dividends paid of approximately $52.0 million. Shareholders' equity, which excludes the non-controlling interest related to the minority interest in the Operating Partnership, was $633.2 million as of June 30, 2013.
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

Results of Operations for the Three Month Periods Ended June 30, 2013 and 2012
The table below represents the net increase in equity resulting from operations for the three month periods ended June 30, 2013 and 2012.

	Three Month Period Ended June 30,
(In thousands except per share amounts)	2013	2012
Investment income—Interest income	$20,335	$16,045
Expenses:
Base management fee	2,405	1,497
Incentive fee	1,182	2,312
Interest expense	2,582	1,992
Other investment related expenses	327	—
Other operating expenses	1,671	1,422
Total expenses	8,167	7,223
Net investment income	12,168	8,822
Net realized and unrealized gain (loss) on investments	(17,373)	7,566
Net realized and unrealized gain (loss) on financial derivatives	16,910	(5,620)
Net increase in equity resulting from operations	11,705	10,768
Less: Net increase in equity resulting from operations attributable to non-controlling interest	105	—
Net increase in shareholders’ equity resulting from operations	$11,600	$10,768
Net increase in shareholders’ equity resulting from operations per share	$0.49	$0.64
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the three month periods ended June 30, 2013 and 2012 was $11.6 million and $10.8 million, respectively. Total return based on changes in "net asset value" or "book value" for our common shares was 1.6% for the three month period ended June 30, 2013 as compared to 2.7% for the three month period ended June 30, 2012. Despite the increase in net income for the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012, total return was lower in the current period as compared to the prior period, since the income earned in the current period was earned on a much higher capital base. Average shareholders' equity for the three months ended June 30, 2013 was $576.8 million as compared to $396.1 million for the comparable period of 2012. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $12.2 million for the three month period ended June 30, 2013 as compared to $8.8 million for the three month period ended June 30, 2012. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was due to higher interest income for the three month period ended June 30, 2013, primarily related to our Agency and non-Agency MBS.
Interest Income
Interest income was $20.3 million for the three month period ended June 30, 2013 as compared to $16.0 million for the three month period ended June 30, 2012. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The increase in interest income period-over-period was driven mainly by an increase in interest income from our non-Agency MBS portfolios, which increased in size. For the second quarter, interest income from our Agency RMBS included an additional $1.5 million, as declines in  prepayments brought on by higher interest rates caused an adjustment to premium amortization. For the three month period ended June 30, 2013, interest income from our non-Agency portfolio was $12.7 million while for the three month period ended June 30, 2012, interest income was $9.5 million. For the three month period ended June 30, 2013, interest income from our Agency RMBS was $7.6 million while for the three month period ended June 30, 2012, interest income was $6.5 million.

Base Management Fees
For the three month periods ended June 30, 2013 and 2012, base management fee incurred, which is based on total equity at the end of each quarter, was $2.4 million and $1.5 million, respectively. The increase in the base management fee was based on our increased capital base as of June 30, 2013 as compared to June 30, 2012.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchased discounts and premiums on those short holdings, and interest on our counterparties’ cash collateral held by us. We had average borrowed funds under reverse repos of $1.1 billion and $943.6 million for the three month periods ended June 30, 2013 and 2012, respectively. Our total interest expense, inclusive of interest expense on securitized debt and our counterparties’ cash collateral held by us, increased to $2.6 million for the three month period ended June 30, 2013 as compared to $2.0 million for the three month period ended June 30, 2012. The period-over-period increase in interest expense under reverse repos was primarily due to the greater percentage of non-Agency related borrowings over the current three month period as compared to the same period of 2012. For the three month period ended June 30, 2013, 29.1% of our average borrowings under reverse repos were related to our non-Agency MBS holdings. For the three month period ended June 30, 2012, 24.1% of our average borrowings were related to our non-Agency MBS holdings. Our total weighted average borrowing cost under our reverse repos was 0.89% for the three month period ended June 30, 2013 as compared to 0.80% for the three month period ended June 30, 2012. A slight increase in the average cost of funds for Agency RMBS in the current three month period also contributed to the increase in interest expense.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the three month periods ended June 30, 2013 and 2012.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2013	$770,252	$797	0.41%	0.20%	0.42%
For the three month period ended June 30, 2012	$716,492	$660	0.37%	0.24%	0.73%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2013	$315,851	$1,603	2.04%	0.20%	0.42%
For the three month period ended June 30, 2012	$227,071	$1,235	2.18%	0.24%	0.73%
Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2013	$1,086,103	$2,400	0.89%	0.20%	0.42%
For the three month period ended June 30, 2012	$943,563	$1,895	0.80%	0.24%	0.73%
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the three month periods ended June 30, 2013 and 2012 was $1.2 million and $2.3 million, respectively. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense and other investment related expenses. Other operating expenses for the three month period ended June 30, 2013 were $1.7 million as compared to $1.4 million for the three month period ended June 30, 2012.
Net Realized and Unrealized Gains on Investments
During the three month period ended June 30, 2013, we had net realized and unrealized losses on investments of $17.4 million as compared to net realized and unrealized gains of $7.6 million for the three month period ended June 30, 2012. Net realized and unrealized losses on investments of $17.4 million for the three month period ended June 30, 2013 resulted principally from net realized and unrealized losses on our Agency RMBS and our non-Agency portfolio, partially offset by net realized and unrealized gains on our net short TBAs and U.S. Treasury securities. Losses for our Agency RMBS and non-Agency portfolio were largely related to the sharp increase in interest rates during the quarter that ensued in reaction to indications by the Federal Reserve that its asset purchase program and other accommodative monetary policies might begin to be unwound later in 2013, thus negatively impacting prices for MBS as well as other fixed income sectors. The benchmark ten-year U.S. Treasury yield increased from 1.85% as of March 31, 2013 to 2.49% as of June 28, 2013. U.S. bond funds experienced a record amount of redemptions in late May and June as investors sought to decrease their exposure to the fixed income markets. Our TBAs and U.S. Treasury securities were held on a net short basis and were used primarily to hedge interest rate and prepayment risk with respect to our Agency RMBS.
Net realized and unrealized gains on investments of $7.6 million for the three month period ended June 30, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities.
Net Realized and Unrealized Losses on Financial Derivatives
During the three month period ended June 30, 2013, we had net realized and unrealized gains on our financial derivatives of $16.9 million as compared to net realized and unrealized losses of $5.6 million for the three month period ended June 30, 2012. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short and/or long positions in Eurodollar futures and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, although from time to time our credit hedges also include total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized gains of $16.9 million on our financial derivatives for the three month period ended June 30, 2013 resulted primarily from net gains of $16.4 million related to our interest rate hedges and $0.5 million related to our credit hedges. The benchmark five-year swap rate increased during the three month period ended June 30, 2013 to 1.57% from 0.95% at March 31, 2013. These gains served to offset some of the impact of the declines in asset values that we experienced during the period.
Net realized and unrealized losses on our financial derivatives of $5.6 million for the three month period ended June 30, 2012 resulted principally from net realized and unrealized losses from our interest rate swaps, total return swaps, and CDS on RMBS and CMBS indices, partially offset by net realized and unrealized gains on our CDS on corporate bond indices and CDS on individual RMBS.

Results of Operations for the Six Month Periods Ended June 30, 2013 and 2012
The table below represents the net increase in equity resulting from operations for the six month periods ended June 30, 2013 and 2012.

	Six Month Period Ended June 30,
(In thousands except per share amounts)	2013	2012
Investment income—Interest income	$38,717	$31,777
Expenses:
Base management fee	4,373	2,988
Incentive fee	3,237	2,312
Interest expense	4,724	3,824
Other investment related expenses	327	—
Other operating expenses	3,319	2,871
Total expenses	15,980	11,995
Net investment income	22,737	19,782
Net realized and unrealized gain on investments	19,464	33,843
Net realized and unrealized gain (loss) on financial derivatives	10,250	(10,802)
Net increase in equity resulting from operations	52,451	42,823
Less: Net increase in equity resulting from operations attributable to non-controlling interest	516	—
Net increase in shareholders’ equity resulting from operations	$51,935	$42,823
Net increase in shareholders’ equity resulting from operations per share	$2.35	$2.54
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the six month periods ended June 30, 2013 and 2012 was $51.9 million and $42.8 million, respectively. The increase in our net income period-over-period was primarily driven by an increase in net realized and unrealized gains as well as an increase in net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 9.6% for the six month period ended June 30, 2013 as compared to 11.6% for the six month period ended June 30, 2012. Despite the increase in net income for the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012, total return was lower in the current period as compared to the prior period, since the income earned in the current period was earned on a much higher capital base. Average shareholders' equity for the six months ended June 30, 2013 was $551.6 million as compared to $388.6 million for the comparable period of 2012. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $22.7 million for the six month period ended June 30, 2013 as compared to $19.8 million for the six month period ended June 30, 2012. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was due to higher interest income for the six month period ended June 30, 2013.
Interest Income
Interest income was $38.7 million for the six month period ended June 30, 2013 as compared to $31.8 million for the six month period ended June 30, 2012. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The increase in interest income period-over-period was driven mainly by an increase in interest income from our non-Agency MBS portfolio, which increased in size. Interest income from Agency RMBS also increased, although not significantly. For the six month period ended June 30, 2013, interest income from our non-Agency portfolios was $24.8 million while for the six month period ended June 30, 2012, interest income was $19.1 million. For the six month period ended June 30, 2013, interest income from our Agency RMBS was $13.9 million while for the six month period ended June 30, 2012, interest income was $12.6 million.

Base Management Fees
For the six month periods ended June 30, 2013 and 2012, base management fee incurred, which is based on total equity at the end of each quarter, was $4.4 million and $3.0 million, respectively. The increase in the base management fee was based on our increased capital base.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchased discounts and premiums on those short holdings, and interest on our counterparties’ cash collateral held by us. We had average borrowed funds under reverse repos of $1.0 billion and $916.2 million for the six month periods ended June 30, 2013 and 2012, respectively. Our total interest expense, inclusive of interest expense on securitized debt and our counterparties’ cash collateral held by us, increased to $4.7 million for the six month period ended June 30, 2013 as compared to $3.8 million for the six month period ended June 30, 2012. Our total weighted average borrowing cost under our reverse repos was 0.85% for the six month period ended June 30, 2013 as compared to 0.79% for the six month period ended June 30, 2012. For the six month period ended June 30, 2013, 26.6% of our average borrowings under reverse repos were related to our non-Agency MBS. For the six month period ended June 30, 2012, 25.0% of our average borrowings were related to our non-Agency MBS holdings.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the six month periods ended June 30, 2013 and 2012.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2013	$758,187	$1,576	0.42%	0.20%	0.45%
For the six month period ended June 30, 2012	$686,923	$1,232	0.36%	0.25%	0.75%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2013	$275,015	$2,767	2.03%	0.20%	0.45%
For the six month period ended June 30, 2012	$229,283	$2,405	2.10%	0.25%	0.75%
Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2013	$1,033,202	$4,343	0.85%	0.20%	0.45%
For the six month period ended June 30, 2012	$916,206	$3,637	0.79%	0.25%	0.75%
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the six month periods ended June 30, 2013 and 2012 was $3.2 million and $2.3 million, respectively. The return hurdle for each calculation period was based on a 9% annual rate.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense and other investment related expenses. Other operating expenses for the six month period ended June 30, 2013 were $3.3 million as compared to $2.9 million for the six month period ended June 30, 2012.
Net Realized and Unrealized Gains on Investments
During the six month period ended June 30, 2013, we had net realized and unrealized gains on investments of $19.5 million as compared to net realized and unrealized gains of $33.8 million for the six month period ended June 30, 2012. Prices of our non-Agency MBS generally increased during the six month period ended June 30, 2013 while Agency RMBS prices declined. Net realized and unrealized gains on investments of $19.5 million for the six month period ended June 30, 2013 resulted principally from net realized and unrealized gains on our non-Agency portfolio, our net short TBAs, and U.S. Treasury securities, partially offset by net realized and unrealized losses on our Agency RMBS. Our TBAs and U.S. Treasury securities were held on a net short basis and were used primarily to hedge interest rate and prepayment risk with respect to our Agency RMBS. Net gains on our non-Agency portfolio, TBAs, and U.S. Treasury securities were $56.0 million while net losses on our Agency RMBS were $36.6 million. The market for non-Agency MBS has benefited from the sustained rally that began 18 months ago. However, in the latter part of the second quarter, interest rates rose in reaction to indications by the Federal Reserve that its asset purchase program and other accommodative monetary policies might begin to be unwound later in 2013, thus negatively impacting prices for MBS as well as other fixed income sectors. The benchmark ten-year U.S. Treasury yield increased from 1.85% as of March 31, 2013 to 2.49% as of June 28, 2013.
Net realized and unrealized gains on investments of $33.8 million for the six month period ended June 30, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities.
Net Realized and Unrealized Losses on Financial Derivatives
During the six month period ended June 30, 2013, we had net realized and unrealized gains on our financial derivatives of $10.3 million as compared to net realized and unrealized losses of $10.8 million for the six month period ended June 30, 2012. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short and/or long positions in U.S. Treasury and Eurodollar futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. Net realized and unrealized gains of $10.3 million on our financial derivatives for the six month period ended June 30, 2013 resulted primarily from net gains of $16.8 million related to our interest rate hedges partially offset by net losses of $6.6 million related to our credit hedges. Net gains on our interest rate derivatives offset some of the price declines of our assets, particularly with respect to our Agency RMBS. Net losses on our credit hedges were not unexpected, given the rally in non-Agency MBS. The benchmark five-year swap rate increased during the six month period ended June 30, 2013 to 1.57% from 0.86% at December 31, 2012.
Net realized and unrealized losses on our financial derivatives of $10.8 million for the six month period ended June 30, 2012 resulted principally from net realized and unrealized losses from our CDS on RMBS and CMBS indices, total return swaps, and interest rate swaps partially offset by net realized and unrealized gains on our CDS on individual RMBS.
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

The following summarizes our reverse repos:

	Reverse Repurchase Agreements
	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Six Month Period Ended June 30, 2013	$1,033,202	$1,287,992
Six Month Period Ended June 30, 2012	$916,206	$883,322
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	As of June 30, 2013
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$321,059	24.9%
31 - 60 Days	393,712	30.6%
61 - 90 Days	393,240	30.5%
91 - 120 Days	54,197	4.3%
121 - 150 Days	26,316	2.0%
151 - 180 Days	99,468	7.7%
	$1,287,992	100.0%
Reverse repos involving underlying investments that we sold prior to June 30, 2013, for settlement following June 30, 2013, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to June 30, 2013 for which delivery of the borrowed funds is not scheduled until after June 30, 2013.
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
As of June 30, 2013 and December 31, 2012, we had $1.3 billion and $905.7 million, respectively of borrowings outstanding under our reverse repos. As of June 30, 2013, the remaining terms on our reverse repos ranged from 2 to 180 days, with an average remaining term of 62 days. As of December 31, 2012, the remaining terms on our reverse repos ranged from 10 to 180 days, with an average remaining term of 57 days. Our reverse repo borrowings were with a total of twelve counterparties as of June 30, 2013 and were with a total of ten counterparties as of December 31, 2012. As of June 30, 2013, we did not have an amount at risk under our reverse repos with any single counterparty that was greater than 10% of our equity. As of December 31, 2012, the amount at risk outstanding in connection with reverse repos with Wells Fargo Bank, N.A. was $50.8 million or 10.03% of equity and the weighted average maturity of the reverse repos with Wells Fargo Bank, N.A. was 180 days. Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of June 30, 2013 and December 31, 2012, our reverse repos had a weighted average borrowing rate of 0.91% and 0.77%, respectively. As of June 30, 2013, our reverse repos had interest rates ranging from 0.34% to 2.44%. As of December 31, 2012, our reverse repos had interest rates ranging from 0.37% to 2.31%. MBS pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.5 billion and $1.1 billion as of June 30, 2013 and December 31, 2012, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Although we typically finance most of our holdings of Agency RMBS, as of June 30, 2013 and December 31, 2012, we held unencumbered Agency pools, on a settlement date basis, in the amount of $18.0 million and $28.4 million, respectively.
We held cash and cash equivalents of approximately $201.8 million and $59.1 million as of June 30, 2013 and December 31, 2012, respectively. Towards the latter part of the second quarter of 2013, we decided to increase our cash holdings, both as a buffer against the increased market volatility and so as to be able to take advantage of potential investment opportunities.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the six month period ended June 30, 2013, we paid total dividends in the amount of $52.0 million related to net income attributable to the three month periods ended March 31, 2013 as well as the year ended December 31, 2012. In August 2013, our Board of Directors approved a dividend related to the second quarter of 2013 in the amount of $0.77 per share, or approximately $20.0 million, payable on September 16, 2013 to shareholders of record as of August 30, 2013. During the six month period ended June 30, 2012, we paid total dividends in the amount of $18.5 million related to net income attributable to the three month periods ended March 31, 2012 and the year ended December 31, 2011.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Six Month Period Ended June 30, 2013

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.77	$20,036		May 31, 2013	June 17, 2013
Second Quarter	$0.77	$20,040	*	August 30, 2013	September 16, 2013
* Estimated
Six Month Period Ended June 30, 2012

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.70	$11,787	June 1, 2012	June 15, 2012
Second Quarter	$0.70	$14,244	August 31, 2012	September 17, 2012
For the six month period ended June 30, 2013, our operating activities used net cash in the amount of $317.4 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $382.3 million for the six month period ended June 30, 2013. Our operating activities, when combined with our reverse repo financings, provided net cash of $64.9 million for the six month period ended June 30, 2013. In addition we received proceeds from the issuance of common shares of $125.3 million, net of offering costs, and contributions from a non-controlling interest member provided cash of $4.7 million. We used $52.0 million to pay dividends and $0.2 million for other non-operating activity-related uses. As a result there was an increase in our cash holdings of $142.7 million from $59.1 million as of December 31, 2012 to $201.8 million as of June 30, 2013.
For the six month period ended June 30, 2012, our operating activities provided net cash of $15.4 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $12.9 million. Proceeds from the issuance of securitized debt provided net cash of $1.5 million. Thus our operating activities, when combined with our reverse repo financing and securitized debt financings, provided net cash of $4.0 million for the six month period ended June 30, 2012. We used $18.5 million to pay dividends and $0.1 million for other non-operating activity-related uses, resulting in a decrease in our cash holdings of $14.6 million from $62.7 million as of December 31, 2011 to $48.1 million as of June 30, 2012.
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
As of June 30, 2013, we had an aggregate amount at risk under our reverse repos with eleven counterparties of approximately $250.3 million and as of December 31, 2012, we had an aggregate amount at risk under our reverse repos with ten counterparties of approximately $159.9 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2013 and December 31, 2012 does not include approximately $1.9 million and $2.5 million, respectively, of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2013, we had an aggregate amount at risk under our derivative contracts with ten counterparties of approximately $18.8 million. As of December 31, 2012, we had an aggregate amount at risk under our derivatives contracts with eight counterparties of approximately $13.0 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our ISDA trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, at June 30, 2013 and December 31, 2012, collateral posted by us and held by a third party custodian in the amount of approximately $6.4 million and $7.1 million, respectively.
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
As of June 30, 2013, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $2.6 million. As of December 31, 2012, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $1.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty’s collateral held by us. If a particular counterparty’s collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
As of June 30, 2013, in connection with our equity positions and margin held at a prime broker, we had an aggregate amount at risk with one counterparty of approximately $7.7 million. As of December 31, 2012 we did not have any equity positions.
Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2013 and December 31, 2012 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. In the current record low interest rate environment, one might typically expect record high prepayment rates; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of prepayments is not nearly what would otherwise be expected. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment risk has been heightened by the Federal Reserve’s stated commitment to keep interest rates low in order to spur increased growth in the U.S. economy. The government sponsored HARP program, designed to encourage mortgage refinancings, has also become a factor in prepayment risk. While mortgage rates have recently increased, they remain very low as compared to historical levels, and as a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates, or certain deep discount floating rate RMBS, which benefit from rising interest rates. We selectively hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from certain non-Agency MBS positions.

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2013, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for a Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$10,793	$20,617	$(11,762)	$(24,493)
Non-Agency RMBS, CMBS, Other ABS, and Commercial Mortgage Loans	11,201	22,404	(11,199)	(22,397)
U.S. Treasury Securities, Interest Rate Swaps, and Futures	(17,538)	(35,702)	16,911	33,196
Mortgage-Related Derivatives	(459)	(647)	731	1,735
Repurchase Agreements and Reverse Repurchase Agreements	(778)	(1,063)	883	1,766
Total	$3,219	$5,609	$(4,436)	$(10,193)
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
The above analysis utilizes assumptions and estimates based on management’s judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2013 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "-Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.
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
Item 2. Unregistered Sales of Equity Securities
On May 2, 2013, we issued 8,288 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.
On August 1, 2013, we issued 5,144 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

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

10.1
Underwriting Agreement, dated as of May 8, 2013, by and among Ellington Financial LLC, Ellington Financial Management LLC, on the one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the several underwriters named therein, on the other hand (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K filed on May 13, 2013).

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

101**
The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter and six month periods ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL LLC.
Date:	August 9, 2013	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	August 9, 2013	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2
First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

10.1
Underwriting Agreement, dated as of May 8, 2013, by and among Ellington Financial LLC, Ellington Financial Management LLC, on the one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the several underwriters named therein, on the other hand (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K filed on May 13, 2013).

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

101**
The following financial information from Ellington Financial LLC’s Quarterly Report on Form 10-Q for the quarter ended and six month periods ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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