Form 10-Q
period 2013-09-30
Ellington Financial LLC
filed 2013-11-08
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
(203) 698-1200
(Registrant's Telephone Number, Including Area Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Shares Representing Limited Liability Company Interests, no par value	25,428,186

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	September 30, 2013	December 31, 2012
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$186,737	$59,084
Investments, financial derivatives, and repurchase agreements:
Investments at fair value (Cost – $1,806,749 and $1,328,153)	1,851,751	1,375,116
Financial derivatives – assets at fair value (Net cost – $43,199 and $65,860)	43,567	48,504
Repurchase agreements (Cost – $40,994 and $13,650)	40,994	13,650
Total investments, financial derivatives, and repurchase agreements	1,936,312	1,437,270
Due from brokers	65,159	22,744
Receivable for securities sold	926,638	626,919
Interest and principal receivable	6,691	5,719
Other assets	1,165	379
Total Assets	$3,122,702	$2,152,115
LIABILITIES
Investments and financial derivatives:
Investments sold short at fair value (Proceeds – $850,801 and $621,048)	$860,128	$622,301
Financial derivatives – liabilities at fair value (Net proceeds – $28,271 and $13,171)	33,457	15,212
Total investments and financial derivatives	893,585	637,513
Reverse repurchase agreements	1,345,223	905,718
Due to brokers	13,740	30,954
Payable for securities purchased	230,650	57,333
Securitized debt (Proceeds – $1,050 and $1,311)	1,038	1,335
Accounts payable and accrued expenses	2,241	1,995
Base management fee payable	2,378	1,934
Incentive fee payable	2,038	7,343
Other payables	507	903
Interest and dividends payable	1,500	732
Total Liabilities	2,492,900	1,645,760
EQUITY	629,802	506,355
TOTAL LIABILITIES AND EQUITY	$3,122,702	$2,152,115
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(25,418,937 and 20,370,469 shares issued and outstanding)	$616,104	$497,373
Additional paid-in capital – LTIP units	9,069	8,982
Total Shareholders' Equity	625,173	506,355
Non-controlling interest	4,629	—
Total Equity	$629,802	$506,355
PER SHARE INFORMATION:
Common shares	$24.59	$24.86
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2013
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
North America (r)
Long Investments (294.02%) (a) (p)
Mortgage-Backed Securities (284.46%)
Agency Securities (175.66%) (b)
Fixed Rate Agency Securities (166.06%)
Principal and Interest - Fixed Rate Agency Securities (144.27%)
$74,364	Federal National Mortgage Association Pool	3.50%	2/43	$75,049
39,099	Federal National Mortgage Association Pool	3.50%	1/43	39,325
20,503	Federal Home Loan Mortgage Corporation Pool	5.50%	10/39	22,245
16,299	Federal National Mortgage Association Pool	4.50%	9/41	17,457
17,060	Federal National Mortgage Association Pool	3.50%	8/42	17,386
15,867	Federal National Mortgage Association Pool	5.00%	8/41	17,255
16,822	Federal National Mortgage Association Pool	3.00%	6/28	17,208
15,384	Federal National Mortgage Association Pool	4.50%	10/41	16,473
15,142	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	16,392
13,490	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	14,172
12,662	Federal National Mortgage Association Pool	5.00%	3/41	13,765
11,639	Federal National Mortgage Association Pool	4.00%	10/43	12,259
12,022	Federal National Mortgage Association Pool	3.00%	8/42	11,759
10,298	Federal National Mortgage Association Pool	5.00%	7/41	11,214
10,371	Federal National Mortgage Association Pool	4.50%	9/41	11,079
9,936	Federal Home Loan Mortgage Corporation Pool	4.00%	7/43	10,420
9,152	Federal National Mortgage Association Pool	4.00%	8/43	9,630
9,974	Federal National Mortgage Association Pool	3.00%	8/43	9,592
9,798	Federal Home Loan Mortgage Corporation Pool	3.00%	2/43	9,547
8,880	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,476
7,744	Federal National Mortgage Association Pool	4.50%	4/26	8,227
7,443	Federal National Mortgage Association Pool	3.50%	11/42	7,589
6,886	Federal Home Loan Mortgage Corporation Pool	4.00%	10/43	7,170
6,315	Federal National Mortgage Association Pool	5.50%	10/39	6,948
6,200	Federal National Mortgage Association Pool	4.00%	11/43	6,475
6,070	Federal National Mortgage Association Pool	4.00%	8/43	6,398
6,052	Federal National Mortgage Association Pool	4.00%	10/43	6,348
6,433	Federal National Mortgage Association Pool	3.00%	4/42	6,292
5,918	Federal National Mortgage Association Pool	4.00%	8/43	6,227
6,332	Federal Home Loan Mortgage Corporation Pool	3.00%	1/43	6,171
5,602	Government National Mortgage Association Pool	4.46%	2/63	6,159
5,728	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	6,007

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (144.27%) (continued)
$6,118	Federal Home Loan Mortgage Corporation Pool	3.00%	4/43	$5,964
5,396	Government National Mortgage Association Pool	4.54%	11/62	5,945
5,740	Federal National Mortgage Association Pool	3.50%	6/43	5,851
5,315	Government National Mortgage Association Pool	4.63%	6/61	5,809
5,990	Federal National Mortgage Association Pool	3.00%	8/43	5,761
5,378	Federal National Mortgage Association Pool	4.00%	7/26	5,719
5,184	Government National Mortgage Association Pool	4.58%	10/62	5,712
5,185	Government National Mortgage Association Pool	4.60%	6/62	5,707
5,163	Federal Home Loan Mortgage Corporation Pool	4.50%	10/43	5,502
5,046	Federal National Mortgage Association Pool	4.00%	1/43	5,306
5,037	Federal Home Loan Mortgage Corporation Pool	4.00%	5/42	5,267
4,826	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	5,047
4,984	Federal National Mortgage Association Pool	3.50%	6/43	5,030
4,746	Federal National Mortgage Association Pool	4.00%	4/42	4,982
5,063	Federal Home Loan Mortgage Corporation Pool	3.00%	6/43	4,934
4,500	Federal National Mortgage Association Pool	5.00%	10/43	4,903
4,603	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	4,827
4,485	Federal National Mortgage Association Pool	4.50%	10/43	4,814
4,494	Federal National Mortgage Association Pool	4.50%	8/43	4,807
4,697	Federal National Mortgage Association Pool	3.50%	8/43	4,789
4,455	Federal National Mortgage Association Pool	4.50%	8/41	4,765
4,869	Federal National Mortgage Association Pool	3.00%	6/42	4,763
4,326	Federal National Mortgage Association Pool	5.00%	11/40	4,699
4,585	Federal National Mortgage Association Pool	3.50%	7/42	4,673
4,376	Federal Home Loan Mortgage Corporation Pool	4.50%	9/43	4,665
4,701	Federal Home Loan Mortgage Corporation Pool	3.00%	2/43	4,581
4,038	Federal National Mortgage Association Pool	5.00%	10/43	4,395
4,173	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	4,369
4,355	Federal National Mortgage Association Pool	3.00%	3/42	4,260
4,247	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	4,259
3,814	Government National Mortgage Association Pool	4.80%	2/61	4,174
3,944	Federal Home Loan Mortgage Corporation Pool	4.00%	10/43	4,133
4,162	Federal National Mortgage Association Pool	3.00%	8/42	4,071
3,877	Federal Home Loan Mortgage Corporation Pool	3.00%	3/28	4,014
3,567	Government National Mortgage Association Pool	4.75%	1/61	3,891
3,452	Government National Mortgage Association Pool	4.66%	1/63	3,826
3,617	Federal National Mortgage Association Pool	4.00%	8/43	3,797
3,608	Federal National Mortgage Association Pool	4.00%	8/43	3,797
3,582	Federal National Mortgage Association Pool	4.00%	8/43	3,764

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (144.27%) (continued)
$3,419	Government National Mortgage Association Pool	4.69%	7/61	$3,748
3,510	Federal National Mortgage Association Pool	4.00%	8/43	3,693
3,257	Federal National Mortgage Association Pool	5.00%	10/35	3,577
3,534	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	3,556
3,443	Federal National Mortgage Association Pool	3.50%	1/43	3,511
3,435	Federal Home Loan Mortgage Corporation Pool	3.00%	6/28	3,508
3,151	Government National Mortgage Association Pool	4.68%	10/61	3,458
3,208	Federal National Mortgage Association Pool	4.50%	4/42	3,433
3,221	Federal National Mortgage Association Pool	4.00%	6/26	3,424
3,264	Federal National Mortgage Association Pool	3.00%	6/28	3,384
3,156	Federal National Mortgage Association Pool	4.50%	12/41	3,378
3,208	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	3,370
3,289	Federal National Mortgage Association Pool	3.00%	3/28	3,365
3,098	Federal Home Loan Mortgage Corporation Pool	4.50%	9/43	3,324
3,181	Federal National Mortgage Association Pool	3.00%	7/28	3,299
3,342	Federal Home Loan Mortgage Corporation Pool	3.00%	4/43	3,257
3,015	Federal National Mortgage Association Pool	4.00%	8/43	3,165
112,885	Other Federal National Mortgage Association Pools	3.00% - 6.00%	6/28 - 10/43	118,649
87,522	Other Federal Home Loan Mortgage Corporation Pools	3.00% - 6.00%	12/27 - 10/43	90,161
10,942	Other Government National Mortgage Association Pools	4.49% - 4.68%	11/61 - 11/62	12,041
				908,587
Interest Only - Fixed Rate Agency Securities (2.24%)
62,344	Other Federal National Mortgage Association	3.00% - 5.50%	12/20 - 4/43	7,587
22,795	Other Federal Home Loan Mortgage Corporation	3.00% - 5.50%	12/32 - 1/43	3,446
21,374	Other Government National Mortgage Association	3.00% - 5.50%	3/36 - 11/42	3,066
				14,099
TBA - Fixed Rate Agency Securities (19.55%)
81,800	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	10/13	79,640
40,700	Federal National Mortgage Association (30 Year)	3.00%	11/13	39,659
3,600	Other Federal Home Loan Mortgage Corporation (30 Year)	4.50%	10/13	3,832
				123,131
Total Fixed Rate Agency Securities (Cost $1,053,939)				1,045,817
Floating Rate Agency Securities (9.60%)
Principal and Interest - Floating Rate Agency Securities (5.96%)
9,091	Federal Home Loan Mortgage Corporation Pool	2.54%	8/43	9,106
6,979	Federal Home Loan Mortgage Corporation Pool	4.90%	4/38	7,445
4,937	Federal National Mortgage Association Pool	4.27%	4/40	5,249
3,941	Federal National Mortgage Association Pool	5.73%	7/37	4,197

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Floating Rate Agency Securities (5.96%) (continued)
$3,649	Federal National Mortgage Association Pool	2.53%	5/38	$3,844
3,396	Federal National Mortgage Association Pool	6.08%	8/37	3,580
3,903	Other Federal National Mortgage Association Pools	2.69% - 6.05%	4/36 - 9/37	4,135
				37,556
Interest Only - Floating Rate Agency Securities (3.64%)
90,958	Other Government National Mortgage Association	1.63% - 6.57%	11/42 - 8/63	9,776
43,974	Other Federal National Mortgage Association	5.50% - 6.57%	8/36 - 7/43	8,083
22,948	Resecuritization of Government National Mortgage Association (q)	4.32%	8/60	2,707
19,311	Other Federal Home Loan Mortgage Corporation	5.82% - 6.52%	11/38 - 8/39	2,368
				22,934
Total Floating Rate Agency Securities (Cost $60,155)				60,490
Total Agency Securities (Cost $1,114,094)				1,106,307

Private Label Securities (108.80%)
Principal and Interest - Private Label Securities (108.17%)
997,533	Various	0.27% - 9.35%	5/19 - 6/50	681,278
Total Principal and Interest - Private Label Securities (Cost $628,805)				681,278
Principal Only - Private Label Securities (0.42%)
5,800	Various	—%	8/30	2,668
Total Principal Only - Private Label Securities (Cost $2,416)				2,668
Interest Only - Private Label Securities (0.21%)
52,880	Various	0.50% - 2.00%	6/44 - 9/47	1,307
Total Interest Only - Private Label Securities (Cost $543)				1,307
Other Private Label Securities (0.00%)
130,742	Various	—%	6/37	—
Total Other Private Label Securities (Cost $354)				—
Total Private Label Securities (Cost $632,118)				685,253
Total Mortgage-Backed Securities (Cost $1,746,212)				1,791,560
Other Asset-Backed Securities (7.19%)
55,868	Various	0% - 9.76%	6/17 - 12/49	45,255
Total Other Asset-Backed Securities (Cost $46,122)				45,255
Commercial Mortgage Loans (2.37%) (o)
16,455	Various	0% - 7.25%	11/13 - 9/14	14,936
Total Commercial Mortgage Loans (Cost $14,415)				14,936
Total Long Investments (Cost $1,806,749)				$1,851,751

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (6.51%) (a) (c)
$17,882	J.P. Morgan Securities Inc. Collateralized by Par Value $18,700 U.S. Treasury Note, Coupon 2.00%, Maturity Date 2/23	0.04%	10/13	$17,882
13,487	J.P. Morgan Securities Inc. Collateralized by Par Value $13,000 U.S. Treasury Note, Coupon 1.75%, Maturity Date 5/16	0.06%	10/13	13,487
9,625	J.P. Morgan Securities Inc. Collateralized by Par Value $10,000 U.S. Treasury Note, Coupon 1.13%, Maturity Date 12/19	0.02%	10/13	9,625
Total Repurchase Agreements (Cost $40,994)				$40,994

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-136.57%) (a)
TBA - Fixed Rate Agency Securities Sold Short (-130.09%) (d)
$(175,482)	Federal National Mortgage Association (30 Year)	3.50%	10/13	$(178,704)
(61,200)	Federal National Mortgage Association (30 Year)	3.50%	11/13	(62,128)
(56,160)	Federal National Mortgage Association (15 Year)	3.00%	10/13	(58,143)
(54,000)	Federal National Mortgage Association (15 Year)	3.50%	10/13	(57,004)
(50,500)	Federal National Mortgage Association (30 Year)	5.00%	10/13	(54,769)
(41,500)	Federal National Mortgage Association (30 Year)	4.50%	11/13	(44,206)
(41,600)	Federal National Mortgage Association (30 Year)	4.00%	11/13	(43,482)
(38,280)	Federal National Mortgage Association (30 Year)	4.00%	10/13	(40,149)
(37,237)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	10/13	(38,921)
(39,150)	Federal National Mortgage Association (30 Year)	3.00%	10/13	(38,255)
(34,830)	Federal National Mortgage Association (30 Year)	4.50%	10/13	(37,201)
(34,000)	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	11/13	(35,424)
(22,450)	Federal National Mortgage Association (15 Year)	2.50%	10/13	(22,585)
(16,500)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	10/13	(17,799)
(14,104)	Federal National Mortgage Association (15 Year)	4.00%	10/13	(14,981)
(13,100)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	12/13	(14,189)
(13,550)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	10/13	(13,760)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	10/13	(11,677)
(7,500)	Federal National Mortgage Association (30 Year)	5.50%	10/13	(8,177)
(7,000)	Federal Home Loan Mortgage Corporation (30 Year)	5.50%	11/13	(7,584)
(6,700)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	11/13	(6,783)
(5,100)	Federal Home Loan Mortgage Corporation (15 Year)	3.00%	10/13	(5,272)
(4,100)	Federal Home Loan Mortgage Corporation (15 Year)	3.50%	10/13	(4,315)
(2,500)	Other Federal National Mortgage Association (30 Year)	6.00%	10/13	(2,735)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	10/13	(1,091)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$808,881)				(819,334)
U.S. Treasury Securities Sold Short (-6.48%)
(18,700)	U.S. Treasury Note	2.00%	2/23	(17,796)
(13,000)	U.S. Treasury Note	1.75%	5/16	(13,415)
(10,000)	U.S. Treasury Note	1.13%	12/19	(9,583)
Total U.S. Treasury Securities Sold Short (Proceeds -$41,920)				(40,794)
Total Investments Sold Short (Proceeds -$850,801)				$(860,128)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2013 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives - Assets (6.92%) (a)
Swaps (6.76%)
Long Swaps:
Interest Rate Swaps (f)	Interest Rates	$187,700	7/18 - 7/43	$2,968
Credit Default Swaps on Asset-Backed Indices (Proceeds - $217) (e)	Credit	2,072	12/37	62
Total Return Swaps (k)	Equity Market	4,548	3/14 - 6/15	14
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(24,737)	9/34 - 5/36	17,615
Credit Default Swaps on Asset-Backed Indices (h)	Credit	(78,488)	5/46 - 5/63	9,122
Interest Rate Swaps (i)	Interest Rates	(582,100)	1/16 - 7/43	12,805
Total Return Swaps (k)	Equity Market	(2,624)	9/14	1
Total Swaps (Net cost $43,154)				42,587
Futures (0.16%)
Long Futures:
U.S. Treasury Note Futures (m)	Interest Rates	208,100	12/13	976
Short Futures:
Eurodollar Futures (l)	Interest Rates	(6,000)	12/13 - 6/14	—
Total Futures				976
Options (0.00%)
Purchased Options:
Put Options on TBA contracts (n)	Interest Rates	3,700	11/13	4
Total Options (Cost $45)				4
Total Financial Derivatives - Assets (Net cost $43,199)				$43,567
Financial Derivatives - Liabilities (-5.31%) (a)
Swaps (-5.31%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $20,679) (e)	Credit	$62,708	12/49 - 10/52	$(19,310)
Total Return Swaps (k)	Equity Market	30,084	3/14 - 6/15	(22)
Short Swaps:
Interest Rate Swaps (i)	Interest Rates	(399,800)	3/15 - 9/43	(4,122)
Credit Default Swaps on Corporate Bond Indices (j)	Credit	(182,713)	12/17 - 12/18	(9,679)
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(3,000)	3/35	(319)
Total Return Swaps (k)	Equity Market	(6,793)	9/15	—
Total Swaps (Net proceeds -$28,222)				(33,452)
Futures (-0.00%)
Short Futures:
Eurodollar Futures (l)	Interest Rates	(10,000)	9/15	(1)
Total Futures				(1)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2013 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Options (-0.00%)
Written Options:
Put Options on TBA contracts (n)	Interest Rates	(3,700)	11/13	(4)
Total Options (Proceeds -$49)				(4)
Total Financial Derivatives - Liabilities (Net proceeds -$28,271)				$(33,457)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2013 (CONCLUDED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At September 30, 2013, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 104.50%, 59.09%, and 12.07% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At September 30, 2013, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 107.05% and 23.04% of equity, respectively.

(e)	For long credit default swaps on asset-backed indices, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For short credit default swaps on asset-backed securities, the Company purchased protection.

(h)	For short credit default swaps on asset-backed indices, the Company purchased protection.

(i)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(j)	For short credit default swaps on corporate bond indices, the Company purchased protection.

(k)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(l)	Every $1,000,000 in notional value represents one contract.

(m)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of September 30, 2013 1,629 contracts were held.

(n)	Notional amount represents total face amount of TBA securities underlying each option contract.

(o)	Includes a loan with a fair value in the amount of $5.0 million where the maturity date may be extended through November 4, 2015 as well as non-performing commercial whole loans.

(p)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	175.66%
Aaa/AAA/AAA	0.00%
Aa/AA/AA	0.00%
A/A/A	0.48%
Baa/BBB/BBB	2.53%
Ba/BB/BB or below	110.32%
Unrated	5.03%

(q)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(r)	Classification percentages are based on Total Equity.

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

(b)
At December 31, 2012, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 119.78%, 40.49%, and 1.25% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At December 31, 2012, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 105.27% and 14.95% of equity, respectively.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2013	Three Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2012
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$24,069	$15,426	$62,786	$47,203
EXPENSES
Base management fee	2,378	1,913	6,751	4,901
Incentive fee	2,038	9,491	5,275	11,802
Interest expense	3,277	1,936	8,001	5,760
Other investment related expenses	85	—	412	—
Compensation expense	523	260	1,283	935
Custody and other fees	355	262	1,010	870
Professional fees	436	328	1,214	933
Agency and administration fees	295	233	838	664
Insurance expense	176	177	529	531
Directors' fees and expenses	57	63	200	204
Share-based LTIP expense	43	31	129	89
Total expenses	9,663	14,694	25,642	26,689
NET INVESTMENT INCOME	14,406	732	37,144	20,514
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES
Net realized gain (loss) on:
Investments	10,731	8,130	35,326	13,543
Financial derivatives	(6,442)	(3,187)	(12,774)	(31,669)
	4,289	4,943	22,552	(18,126)
Change in net unrealized gain (loss) on:
Investments	(4,867)	26,526	(10,000)	54,957
Financial derivatives	(2,005)	(2,664)	14,578	15,015
	(6,872)	23,862	4,578	69,972
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS AND FINANCIAL DERIVATIVES	(2,583)	28,805	27,130	51,846
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	11,823	29,537	64,274	72,360
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	96	—	612	—
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$11,727	$29,537	$63,662	$72,360
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.45	$1.59	$2.73	$4.15

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2013			Nine Month Period Ended September 30, 2012
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2012 and 12/31/2011, respectively)	$506,355	$—	$506,355	$370,916	$—	$370,916
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			37,144			20,514
Net realized gain (loss) on investments and financial derivatives			22,552			(18,126)
Change in net unrealized gain (loss) on investments and financial derivatives			4,578			69,972
Net increase in equity resulting from operations	63,662	612	64,274	72,360	—	72,360
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Proceeds from the issuance of shares	125,600		125,600	88,142		88,142
Shares issued in connection with incentive fee payment	1,058		1,058	231		231
Contribution from non-controlling interest		4,664	4,664		—	—
Dividends(1)	(71,368)	(648)	(72,016)	(32,766)	—	(32,766)
Offering costs	(262)		(262)	(322)		(322)
Share-based LTIP awards	128	1	129	89	—	89
Net increase (decrease) in equity from transactions	55,156	4,017	59,173	55,374	—	55,374
Net increase in equity	118,818	4,629	123,447	127,734	—	127,734
ENDING EQUITY (9/30/2013 and 9/30/2012, respectively)	$625,173	$4,629	$629,802	$498,650	$—	$498,650

(1)	For the nine month periods ended September 30, 2013 and 2012, dividends totaling $3.06 and $1.80, respectively, per common share and convertible unit outstanding were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended
	September 30, 2013	September 30, 2012
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$64,274	$72,360
Cash flows provided by (used) in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized gain (loss) on investments and financial derivatives	(4,578)	(69,972)
Net realized (gain) loss on investments and financial derivatives	(22,552)	18,126
Amortization of premiums and accretion of discounts (net)	(15,485)	(8,904)
Purchase of investments	(1,763,022)	(1,763,718)
Proceeds from disposition of investments	1,166,380	1,802,659
Proceeds from principal payments of investments	145,570	103,733
Proceeds from investments sold short	905,142	576,851
Repurchase of investments sold short	(652,073)	(600,777)
Payments made to open financial derivatives	(11,720)	(78,043)
Proceeds received to close financial derivatives	35,406	111,235
Proceeds received to open financial derivatives	27,986	40,248
Payments made to close financial derivatives	(26,686)	(53,439)
Shares issued in connection with incentive fee payment	1,058	231
Share-based LTIP expense	129	89
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	(27,344)	1,970
(Increase) decrease in receivable for securities sold	(299,719)	9,175
(Increase) decrease in due from brokers	(42,415)	8,969
Increase in interest and principal receivable	(972)	(460)
Increase in other assets	(713)	(229)
Increase (decrease) in liabilities:
Decrease in due to brokers	(17,214)	(45,171)
Increase in payable for securities purchased	173,317	50,936
Increase (decrease) in accounts payable and accrued expenses	262	(313)
Increase (decrease) in incentive fee payable	(5,305)	9,491
Increase (decrease) in other payables	(396)	—
Increase (decrease) in interest and dividends payable	768	(261)
Increase in base management fee payable	444	517
Net cash provided by (used in) operating activities	(369,458)	185,303
Cash flows provided by (used in) financing activities:
Proceeds from the issuance of shares	125,600	88,142
Contribution from non-controlling interest	4,664	—
Offering costs paid	(350)	(280)
Dividends paid	(72,016)	(32,766)
Proceeds from issuance of securitized debt	—	1,522
Principal payments on securitized debt	(292)	(158)
Reverse repurchase agreements, net of repayments	439,505	(235,277)
Net cash provided by (used in) financing activities	497,111	(178,817)

See Notes to Consolidated Financial Statements

NET INCREASE IN CASH AND CASH EQUIVALENTS	127,653	6,486
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,084	62,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$186,737	$69,223
Supplemental disclosure of cash flow information:
Interest paid	$7,217	$6,009
Shares issued in connection with incentive fee payment (non-cash)	$1,058	$231
Share-based LTIP awards (non-cash)	$129	$89
Aggregate TBA trade activity (buys + sells) (non-cash)	$16,476,137	$11,882,119

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)
1. Organization and Investment Objective
Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99.2% owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of the Company's operations and business activities are conducted through the Operating Partnership. EF Securities LLC, a wholly owned consolidated subsidiary of the Operating Partnership, was formed as a Delaware limited liability company on October 12, 2007 and commenced operations on November 30, 2007. EF Mortgage LLC, a wholly owned consolidated subsidiary of the Operating Partnership, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF CMO LLC, a wholly owned consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on June 3, 2008 and commenced operations on July 8, 2008. EF Special Transactions LLC, a wholly owned consolidated subsidiary of EF CMO LLC, was formed as a Delaware limited liability company on December 14, 2011 and commenced operations on January 31, 2012. EF SBC 2013-1 LLC, a consolidated subsidiary of EF Mortgage LLC, was formed as a Delaware limited liability company on January 3, 2013 and commenced operations on January 8, 2013. EF Holdco Inc., a wholly owned consolidated subsidiary of the Operating Partnership, was formed as a Delaware corporation on August 1, 2013 and commenced operations on August 16, 2013. Ellington Financial LLC, the Operating Partnership, EF Securities LLC, EF Mortgage LLC, EF CMO LLC, EF Special Transactions LLC, EF SBC 2013-1 LLC, and EF Holdco Inc. are hereafter collectively referred to as the "Company." All inter-company accounts are eliminated in consolidation.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles, "GAAP," in the United States of America for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"), for interim financial information. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
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
(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of September 30, 2013, 27% and 73% of cash and cash equivalents were held in the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively. As of December 31, 2012, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation.
(E) Financial Derivatives: The Company enters into various types of financial derivatives. The Company's derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and the futures commission merchant, or "FCM," acts as intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Statement of Assets, Liabilities and Equity as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Statement of Assets, Liabilities and Equity. The two major types of derivatives utilized by the Company are swaps and futures.
Swaps: The Company may enter into various types of swaps, including interest rate swaps, credit default swaps, and total return swaps. The primary risk associated with the Company's interest rate swap activity is interest rate risk. The primary risk associated with the Company's credit default swaps is credit risk and the primary risk associated with the Company's total return swap activity is equity market risk.
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
The Company enters into total return swaps in order to take a "long" or "short" position with respect to an underlying reference asset. The Company is subject to market price volatility of the underlying reference asset. A total return swap involves commitments to pay interest in exchange for a market-linked return based on a notional value. To the extent that the total return of the security, group of securities or index underlying the transaction exceeds or falls short of the offsetting interest obligation, the Company will receive a payment from or make a payment to the counterparty.
Swaps change in value with movements in interest rates or total return of the reference securities. During the term of swap contracts, changes in value are recognized as unrealized gains or losses. When a contract is terminated, the Company realizes a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. Upfront payments paid and/or received by the Company to open swap contracts are recorded as an asset and/or liability on the Consolidated Statement of Assets, Liabilities, and Equity and are recorded as a realized gain or loss on the termination date.
Futures Contracts: A futures contract is an exchange traded agreement between two parties to buy and sell a financial instrument for a set price on a future date. The Company enters into Eurodollar and/or U.S. Treasury Note futures contracts to hedge its interest rate risk. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking to market on a daily basis to reflect the market value of the contract at the end of each day's trading. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
Options: The Company may purchase or write put or call options or enter into swaptions. Generally, the Company enters into options primarily to help mitigate overall market risk or interest rate risk depending on the type of option. When the Company purchases an option, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related transaction. When the Company writes an option, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options that expire unexercised are recognized on the expiration date as realized gains. If an option is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction.When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. The Company may also enter into options that contain forward-settling premiums. In this case, no money is exchanged upfront. Instead the agreed-upon premium is paid by the buyer upon expiration of the option, regardless of whether or not the option is exercised.
Financial derivatives disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, interest rate swaps, total return swaps, futures and options contracts.
Swap assets are included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. Swap liabilities are included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. In addition, swap contracts are summarized by type on the Consolidated Condensed Schedule of Investments. Unrealized appreciation on futures and options contracts is included in Financial derivatives—assets at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. Unrealized depreciation on futures and options contracts is included in Financial derivatives—liabilities at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. For futures, total return swaps, interest rate swaps, and credit default swaps, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 227%, 217%, 181%, and 137%, respectively, of average monthly notional values of each such category outstanding during the nine month period ended September 30, 2013. For interest rate swaps, total return swaps, credit default swaps, and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 92%, 87%, 78%, and 57%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2012. The Company uses average monthly notional values outstanding as an indicator of the volume of activity with respect to these instruments.
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

(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. Interest on the value of repurchase and reverse repurchase agreements issued and outstanding is based upon competitive market rates at the time of issuance. The Company accounts for reverse repurchase agreements as collateralized borrowings. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. The Company enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements netted in the Company's consolidated financial statements.
Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At September 30, 2013, the Company's open reverse repurchase agreements had remaining terms that averaged 65 days and ranged from 3 to 180 days, and had interest rates that averaged 0.92% and ranged from 0.34% to 2.28%. At September 30, 2013, approximately 20% of open reverse repurchase agreements were with one counterparty. At December 31, 2012, the Company's open reverse repurchase agreements had remaining terms that averaged 57 days and ranged from 10 to 180 days, and had interest rates that averaged 0.77% and ranged from 0.37% to 2.31%. At December 31, 2012, approximately 67% of open reverse repurchase agreements were with two counterparties.
(H) Securitized Debt: The Company entered into a resecuritization transaction in January 2012, which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 820-10, the Company has elected to carry securitized debt at fair value. The asset subject to the resecuritization had a fair value of $2.3 million as of September 30, 2013 which is included on the Consolidated Condensed Schedule of Investments under Principal and Interest – Private Label Securities.
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
The Company transacts in the forward settling To Be Announced MBS ("TBA") market. The Company typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may "roll" its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of September 30, 2013, total assets included $123.1 million of TBAs as well as $808.8 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales.
As of September 30, 2013, total liabilities included $819.3 million of TBAs sold short as well as $120.9 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2012, total liabilities included $608.7 million of TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. As of September 30, 2013, the Company held on an aggregate basis a short position in TBAs of $696.2 million while at December 31, 2012, the Company held in aggregate a short position in TBAs of $565.1 million.
(J) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against shareholders' equity.
(K) LTIP Units: Long term incentive plan units ("LTIP units") have been issued to the Company's dedicated and partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated and partially dedicated personnel and independent directors are amortized over the vesting period in accordance with ASC 718-10,

Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting period for units issued to dedicated and partially dedicated personnel and independent directors under the Ellington Incentive Plan for Individuals (the "Individual LTIP") is typically one year. The vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the "Manager LTIP") occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.
(L) Non-controlling interest: Non-controlling interest represents the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties.
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
(Q) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. As of September 30, 2013, one of the Company's subsidiaries has elected to be treated as a corporation for U.S. federal income tax purposes. To date, this subsidiary has recognized a small net loss.
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
To date there have been no material differences between the tax and U.S. GAAP bases of the Company's investments.
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
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with retrospective application. Earlier application is prohibited. Management believes that the Company still meets the definition of an investment company under ASC 946 and does not anticipate the presentation of its financial statements will change as a result of this ASU.
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
The Company seeks to obtain at least one third-party indicative valuation for each instrument, and often obtains multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. The Company has been able to obtain third-party valuations on the vast majority of the Company's assets and expects to continue to solicit third-party valuations on substantially all assets in the future to the extent practical. Beginning January 1, 2013, the Company generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding on the Company and while the Company generally does not adjust valuations it receives, the Company may challenge or reject a valuation when, based on validation criteria, the Company determines that such valuation is unreasonable or erroneous. Furthermore, the Company may determine, based on validation criteria, that for a given instrument the average of the third-party valuations received does not result in what the Company believes to be fair value, and in such circumstances the Company may override this average with its own good faith valuation. The validation criteria include the use of the Company's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Prior to 2013, the valuation process relied more heavily on the use of the Company's models and observation of reported recent trading activity, which was substantiated by third-party valuations. The Company's valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed and the differences could be material to the consolidated financial statements.

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at September 30, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$186,737	$—	$—	$186,737
Investments at fair value-
Agency residential mortgage-backed securities	$—	$1,069,274	$37,033	$1,106,307
Private label residential mortgage-backed securities	—	—	651,982	651,982
Private label commercial mortgage-backed securities	—	—	33,271	33,271
Commercial mortgage loans	—	—	14,936	14,936
Other asset-backed securities	—	—	45,255	45,255
Total investments at fair value	—	1,069,274	782,477	1,851,751
Financial derivatives-assets at fair value-
Credit default swaps on asset-backed securities	—	—	17,615	17,615
Credit default swaps on asset-backed indices	—	9,184	—	9,184
Interest rate swaps	—	15,773	—	15,773
Total return swaps	—	15	—	15
Options	—	4	—	4
Futures	976	—	—	976
Total financial derivatives-assets at fair value	976	24,976	17,615	43,567
Repurchase agreements	—	40,994	—	40,994
Total investments, financial derivatives-assets at fair value, and repurchase agreements	$976	$1,135,244	$800,092	$1,936,312
Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(860,128)	$—	$(860,128)
Financial derivatives-liabilities at fair value-
Credit default swaps on corporate indices	—	(9,679)	—	(9,679)
Credit default swaps on asset-backed indices	—	(19,310)	—	(19,310)
Credit default swaps on asset-backed securities	—	—	(319)	(319)
Interest rate swaps	—	(4,122)	—	(4,122)
Total return swaps	—	(22)	—	(22)
Options	—	(4)	—	(4)
Futures	(1)	—	—	(1)
Total financial derivatives-liabilities at fair value	(1)	(33,137)	(319)	(33,457)
Securitized debt	—	—	(1,038)	(1,038)
Total investments sold short, financial derivatives-liabilities at fair value, and securitized debt	$(1)	$(893,265)	$(1,357)	$(894,623)
Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the three or nine month periods ended September 30, 2013.
The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2013:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities and Other asset-backed securities(1)	$618,124	Market Quotes	Non Binding Indicative Price	$1.80	$145.25	$79.48
Private label residential mortgage-backed securities	78,075	Discounted Cash Flows	Yield	5.8%	21.7%	7.8%
			Projected Collateral Prepayments	6.2%	64.6%	34.4%
			Projected Collateral Losses	1.8%	44.6%	18.8%
			Projected Collateral Recoveries	0.2%	19.6%	10.8%
			Projected Collateral Scheduled Amortization	13.5%	88.5%	36.0%
						100.0%
Credit default swaps on asset-backed securities	17,296	Net Discounted Cash Flows	Projected Collateral Prepayments	19.2%	57.0%	28.5%
			Projected Collateral Losses	17.1%	49.4%	36.8%
			Projected Collateral Recoveries	8.0%	15.4%	13.1%
			Projected Collateral Scheduled Amortization	16.0%	40.5%	21.6%
						100.0%
Private label commercial mortgage-backed securities and Performing commercial mortgage loans	38,221	Market Quotes	Non Binding Indicative Price	$15.13	$100.33	$73.84
Non-performing commercial mortgage loans	9,986	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
			Months to Resolution	8	10	9
Agency interest only residential mortgage-backed securities	32,385	Market Quotes	Non Binding Indicative Price	$6.42	$29.63	$14.59
Agency interest only residential mortgage-backed securities	4,648	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	408	649	619
			Projected Collateral Prepayments	76.8%	100.0%	92.4%
			Projected Collateral Scheduled Amortization	0.0%	23.2%	7.6%
						100.0%

(1)	Includes securitized debt with a fair value of $1.0 million as of September 30, 2013.

(2)	Shown in basis points.
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

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2012:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$59,084	$—	$—	$59,084
Investments at fair value-
Agency residential mortgage-backed securities	$—	$811,233	$6,644	$817,877
Private label residential mortgage-backed securities	—	—	528,366	528,366
Private label commercial mortgage-backed securities	—	—	19,327	19,327
Commercial mortgage loans	—	—	9,546	9,546
Total investments at fair value	—	811,233	563,883	1,375,116
Financial derivatives-assets at fair value-
Credit default swaps on asset-backed securities	—	—	36,031	36,031
Credit default swaps on asset-backed indices	—	12,468	—	12,468
Interest rate swaps	—	5	—	5
Total financial derivatives-assets at fair value	—	12,473	36,031	48,504
Repurchase agreements	—	13,650	—	13,650
Total investments, financial derivatives-assets at fair value, and repurchase agreements	$—	$837,356	$599,914	$1,437,270
Liabilities:
Investments sold short at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(622,301)	$—	$(622,301)
Financial derivatives-liabilities at fair value-
Credit default swaps on corporate indices	—	(484)	—	(484)
Credit default swaps on asset-backed indices	—	(13,468)	—	(13,468)
Credit default swaps on asset-backed securities	—	—	(1)	(1)
Interest rate swaps	—	(1,124)	—	(1,124)
Total return swaps	—	(65)	—	(65)
Futures	(70)	—	—	(70)
Total financial derivatives-liabilities at fair value	(70)	(15,141)	(1)	(15,212)
Securitized debt	—	—	(1,335)	(1,335)
Total investments sold short and financial derivatives-liabilities at fair value	$(70)	$(637,442)	$(1,336)	$(638,848)
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities(1)	$527,031	Discounted Cash Flows	Yield	2.6%	29.1%	7.8%
			Projected Collateral Prepayments	0.7%	64.6%	22.7%
			Projected Collateral Losses	3.7%	79.7%	28.0%
			Projected Collateral Recoveries	0.0%	41.0%	21.4%
			Projected Collateral Scheduled Amortization	4.1%	90.4%	27.9%
						100.0%
Credit default swaps on asset-backed securities	36,030	Net Discounted Cash Flows	Projected Collateral Prepayments	8.7%	44.1%	18.7%
			Projected Collateral Losses	20.4%	57.1%	37.8%
			Projected Collateral Recoveries	12.2%	32.8%	19.3%
			Projected Collateral Scheduled Amortization	9.8%	35.5%	24.2%
						100.0%
Private label commercial mortgage-backed securities and Commercial mortgage loans	28,873	Discounted Cash Flows	Yield	5.2%	17.9%	9.5%
			Projected Collateral Losses	0.0%	25.1%	3.9%
			Projected Collateral Recoveries	0.0%	88.9%	20.5%
			Projected Collateral Scheduled Amortization	0.0%	100.0%	75.6%
						100.0%
Agency interest only residential mortgage-backed securities	6,644	Option Adjusted Spread ("OAS")	LIBOR OAS (2)	816	7,558	1,189
			Projected Collateral Prepayments	81.0%	100.0%	92.7%
			Projected Collateral Scheduled Amortization (3)	0.0%	19.0%	7.3%
						100.0%

(1)	Includes securitized debt with a fair value of $1.3 million as of December 31, 2012.

(2)	Shown in basis points.

(3)	For simplicity of presentation, net negative amortization is disregarded.
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
The tables below include a roll-forward of the Company's financial instruments for the three and nine month periods ended September 30, 2013 and 2012 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended September 30, 2013

(In thousands)	Beginning Balance as of June 30, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2013
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$27,397	$(1,844)	$—	$875	$10,605	$—	$—	$37,033
Private label residential mortgage-backed securities	694,510	7,289	11,187	(5,865)	106,194	(161,333)	—	651,982
Private label commercial mortgage-backed securities	23,906	161	647	139	21,760	(13,342)	—	33,271
Commercial mortgage loans	7,563	31	—	411	6,931	—	—	14,936
Other asset-backed securities	39,840	(658)	38	60	8,334	(2,359)	—	45,255
Total investments at fair value	793,216	4,979	11,872	(4,380)	153,824	(177,034)	—	782,477
Financial derivatives- assets at fair value-
Credit default swaps on asset-backed securities	21,134	—	(3,113)	2,995	58	(3,459)	—	17,615
Total financial derivatives- assets at fair value	21,134	—	(3,113)	2,995	58	(3,459)	—	17,615
Total investments and financial derivatives-assets at fair value	$814,350	$4,979	$8,759	$(1,385)	$153,882	$(180,493)	$—	$800,092
Liabilities:
Financial derivatives- liabilities at fair value-
Credit default swaps on asset-backed securities	$(541)	$—	$(2)	$222	$—	$2	$—	$(319)
Total financial derivatives- liabilities at fair value	(541)	—	(2)	222	—	2	—	(319)
Securitized debt:
Securitized debt	(1,168)	(10)	—	30	110	—	—	(1,038)
Total securitized debt	(1,168)	(10)	—	30	110	—	—	(1,038)
Total financial derivatives- liabilities at fair value and securitized debt	$(1,709)	$(10)	$(2)	$252	$110	$2	$—	$(1,357)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2013, as well as Level 3 financial instruments disposed of by the

Company during the three month period ended September 30, 2013. For Level 3 financial instruments held by the Company at September 30, 2013, change in net unrealized gain (loss) of $4.3 million, $1.0 million, $2.2 million, and $30.0 thousand, for the three month period ended September 30, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended September 30, 2012

(In thousands)	Ending Balance as of June 30, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2012
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$4,667	$(534)	$111	$(314)	$1,057	$(1,160)	$—	$3,827
Private label residential mortgage-backed securities	385,059	6,182	5,440	24,013	92,412	(55,181)	—	457,925
Private label commercial mortgage-backed securities	28,405	271	2,905	(293)	57,195	(39,287)	—	49,196
Commercial mortgage loans	4,650	21	—	(21)	—	—	—	4,650
Total investments at fair value	422,781	5,940	8,456	23,385	150,664	(95,628)	—	515,598
Financial derivatives- assets at fair value-
Credit default swaps on asset-backed securities	38,759	—	3,963	(3,823)	105	(7,544)	—	31,460
Total financial derivatives- assets at fair value	38,759	—	3,963	(3,823)	105	(7,544)	—	31,460
Total investments and financial derivatives-assets at fair value	$461,540	$5,940	$12,419	$19,562	$150,769	$(103,172)	$—	$547,058
Liabilities:
Securitized debt	$(1,415)	$(15)	$—	$(51)	$42	$—	$—	$(1,439)
Total securitized debt	$(1,415)	$(15)	$—	$(51)	$42	$—	$—	$(1,439)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2012, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2012. For Level 3 financial instruments held by the Company at September 30, 2012, change in net unrealized gain (loss) of $23.3 million, $(3.8) million, and $(51.0) thousand, for the three month period ended September 30, 2012 relate to investments, financial derivatives–assets, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Nine Month Period Ended September 30, 2013

(In thousands)	Beginning Balance as of December 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2013
Assets:
Investments at fair value-
Agency residential mortgage-backed securities	$6,644	$(3,846)	$—	$1,180	$33,055	$—	$—	$37,033
Private label residential mortgage-backed securities	528,366	20,401	30,977	11,518	363,056	(302,336)	—	651,982
Private label commercial mortgage-backed securities	19,327	258	(477)	2,612	58,928	(47,377)	—	33,271
Commercial mortgage loans	9,546	58	482	497	9,481	(5,128)	—	14,936
Other asset-backed securities	—	(775)	569	(866)	56,435	(10,108)	—	45,255
Total investments at fair value	563,883	16,096	31,551	14,941	520,955	(364,949)	—	782,477
Financial derivatives- assets at fair value-
Credit default swaps on asset-backed securities	36,031	—	(404)	(1,497)	149	(16,664)	—	17,615
Total financial derivatives- assets at fair value	36,031	—	(404)	(1,497)	149	(16,664)	—	17,615
Total investments and financial derivatives-assets at fair value	$599,914	$16,096	$31,147	$13,444	$521,104	$(381,613)	$—	$800,092
Liabilities:
Financial derivatives- liabilities at fair value-
Credit default swaps on asset-backed securities	$(1)	$—	$(59)	$(318)	$—	$59	$—	$(319)
Total financial derivatives- liabilities at fair value	(1)	—	(59)	(318)	—	59	—	(319)
Securitized debt:
Securitized debt	(1,335)	(31)	—	36	292	—	—	(1,038)
Total securitized debt	(1,335)	(31)	—	36	292	—	—	(1,038)
Total financial derivatives- liabilities at fair value and securitized debt	$(1,336)	$(31)	$(59)	$(282)	$292	$59	$—	$(1,357)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2013, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2013. For Level 3 financial instruments held by the Company at September 30, 2013, change in net unrealized gain (loss) of $19.6 million, $(8.8) million, $(0.3) million, and $36.0 thousand, for the nine month period ended September 30, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Nine Month Period Ended September 30, 2012

(In thousands)	Beginning Balance as of December 31, 2011	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2012
Assets:
Investments at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$5,337	$(1,177)	$111	$(679)	$1,929	$(1,160)	$—	$3,827
Private label residential mortgage-backed securities	417,533	15,471	12,489	49,149	251,030	(287,747)	—	457,925
Private label commercial mortgage-backed securities	16,093	527	3,213	990	79,911	(51,538)	—	49,196
Commercial mortgage loans	4,400	71	—	179	—	—	—	4,650
Total investments at fair value	443,363	14,358	15,813	49,639	332,870	(340,445)	—	515,598
Financial derivatives- assets at fair value -
Credit default swaps on asset-backed securities	61,498	—	(1,514)	4,285	330	(33,139)	—	31,460
Total financial derivatives- assets at fair value	61,498	—	(1,514)	4,285	330	(33,139)	—	31,460
Total investments and financial derivatives- assets at fair value	$504,861	$14,358	$14,299	$53,924	$333,200	$(373,584)	$—	$547,058
Liabilities:
Securitized debt	$—	$(44)	$—	$(30)	$157	$(1,522)	$—	$(1,439)
Total securitized debt	$—	$(44)	$—	$(30)	$157	$(1,522)	$—	$(1,439)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2012, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2012. For Level 3 financial instruments held by the Company at September 30, 2012, change in net unrealized gain (loss) of $33.7 million, $(8.1) million, and $(30.0) thousand, for the nine month period ended September 30, 2012 relate to investments, financial derivatives–assets, and securitized debt, respectively.

4. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and nine month periods ended September 30, 2013 and 2012 are summarized in the tables below:
September 30, 2013:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2013	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2013	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2013	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2013
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$(3,113)	$2,995	$(404)	$(1,497)
Credit default swaps on asset-backed indices	Credit	(181)	(1,011)	(4,302)	2,503
Credit default swaps on corporate bond indices	Credit	(84)	44	(3)	—
Total return swaps	Equity Market	907	(112)	911	15
Interest rate swaps	Interest Rates	(512)	(195)	(229)	15,768
Futures	Interest Rates	255	970	103	975
Other	Interest Rates	67	(41)	67	(41)
		(2,661)	2,650	(3,857)	17,723
Financial derivatives - liabilities
Credit default swaps on asset-backed securities	Credit	(2)	222	(59)	(318)
Credit default swaps on asset-backed indices	Credit	339	959	539	1,772
Credit default swaps on corporate bond indices	Credit	(2,985)	(1,959)	(7,517)	(1,759)
Total return swaps	Equity Market	(53)	96	(448)	43
Interest rate swaps	Interest Rates	(10)	(4,099)	282	(2,997)
Futures	Interest Rates	(1,029)	82	(1,673)	70
Other	Interest Rates/Equity Market	(41)	44	(41)	44
		(3,781)	(4,655)	(8,917)	(3,145)
Total		$(6,442)	$(2,005)	$(12,774)	$14,578

September 30, 2012:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2012	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2012	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2012	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2012
(In thousands)
Financial derivatives - assets
Credit default swaps on asset-backed securities	Credit	$3,963	$(3,823)	$(1,514)	$4,285
Credit default swaps on asset-backed indices	Credit	(134)	(4,174)	(7,200)	(6,442)
Credit default swaps on corporate bond indices	Credit	12	(602)	(1,548)	570
Total return swaps	Equity Market	(1,520)	257	(1,520)	257
Interest rate swaps	Interest Rates	—	495	49	417
Futures	Interest Rates	(15)	—	(32)	(12)
		2,306	(7,847)	(11,765)	(925)
Financial derivatives - liabilities
Credit default swaps on asset-backed indices	Credit	(190)	1,543	4,372	650
Credit default swaps on corporate bond indices	Credit	(160)	11	143	11
Total return swaps	Equity Market	1,066	252	(2,262)	273
Interest rate swaps	Interest Rates	(6,209)	3,410	(22,157)	15,093
Futures	Interest Rates	—	(33)	—	(87)
		(5,493)	5,183	(19,904)	15,940
Total		$(3,187)	$(2,664)	$(31,669)	$15,015
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2013 and December 31, 2012, all of the Company's open written credit derivatives consisted of credit default swaps on mortgage/asset-backed indices (ABX and CMBX indices), for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets. Written credit derivatives held by the Company at September 30, 2013 and December 31, 2012, are summarized below:

Credit Default Swaps on Asset-Backed Indices	Amount at September 30, 2013	Amount at December 31, 2012
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(19,248)	$(11,986)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$—	$(717)
Notional Amount of Written Credit Derivatives (2)	$(64,780)	$(40,216)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$—	$7,792

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

(2)
The notional value is the maximum amount that a seller of credit protection would be obligated to pay, and a buyer of credit protection would receive upon occurrence of a "credit event." Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under credit derivative contracts with an International Swaps and Derivatives Association, or "ISDA," counterparty may be offset against amounts due or owed on other credit derivative contracts with the same ISDA counterparty. As a result, the notional amount of written credit derivatives involving a particular underlying reference asset or index has been reduced (but not below zero) by the notional amount of any contracts where the Company has purchased credit protection on the same reference asset or index with the same ISDA counterparty.

Unless terminated by mutual agreement by both the buyer and seller, a credit default swap on a mortgage/asset-backed index typically terminates at the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets have deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company’s written credit derivatives that were outstanding at September 30, 2013, periodic payment rates range between 25 and 458 basis points. For the Company’s written credit derivatives that were outstanding at December 31, 2012, periodic payment rates range between 35 and 458 basis points. Total net up-front payments received relating to written credit derivatives outstanding at September 30, 2013 and December 31, 2012 were $20.9 million and $12.6 million, respectively.
5. Base Management Fee and Incentive Fee
We entered into a Management Agreement (which may be amended from time to time), pursuant to which the Manager manages the assets, operations, and affairs of the Company, in consideration of which the Company pays the Manager management and incentive fees. Effective January 1, 2013, the Company and its operating subsidiary entered into a Fourth Amended and Restated Management Agreement with the Manager, which replaces and supersedes the Third Amended and Restated Management Agreement, which was the Management Agreement that became effective August 2, 2011. The Fourth Amended and Restated Management Agreement causes, effective for all fiscal quarters beginning on or after January 1, 2013, base management fees and incentive fees to be calculated at the Operating Partnership level. The descriptions of the Base Management Fees and Incentive Fees are detailed below.
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
Summary information—For the three month periods ended September 30, 2013 and 2012, the total base management fee incurred was $2.4 million and $1.9 million, respectively. For the nine month periods ended September 30, 2013 and 2012, the total base management fee incurred was $6.8 million and $4.9 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) our net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2013 there was no

Loss Carryforward.
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common share and OP Unit issuances since inception of the Company and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares and OP Units issued in such issuance and the number of days that such issued shares and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares and OP Units at the beginning of such fiscal quarter by (II) the average number of common shares and OP Units outstanding for each day during such fiscal quarter, (iii) the sum of the average number of common shares, LTIP Units, and OP Units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares and OP Units (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.
Periods prior to January 1, 2013 - The Manager was entitled to receive a quarterly incentive fee calculated in accordance with the above described calculation except (a) For purposes of calculating the incentive fee, "Adjusted Net Income" for the Incentive Calculation Period means the net increase in shareholders' equity from operations of the Company, after all base management fees but before any incentive fees for such period, and excluding any non-cash equity compensation expenses for such period, as reduced by any Loss Carryforward (as described below) as of the end of the fiscal quarter preceding the Incentive Calculation Period; (b) For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) our net increase in shareholders' equity from operations (expressed as a positive number) or net decrease in shareholders' equity from operations (expressed as a negative number) of the Company for such fiscal quarter; and (c) For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all our common share issuances up to the end of such fiscal quarter, with each issuance weighted by both the number of shares issued in such issuance and the number of days that such issued shares were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to our common shares at the beginning of such fiscal quarter by (II) the average number of our common shares outstanding for each day during such fiscal quarter, and (iii) the average number of our common shares and LTIP Units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares (A) as equity incentive awards, (B) to the Manager as part of its base management fee or incentive fee and (C) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation.
Summary information—Total incentive fee incurred for the three month periods ended September 30, 2013 and 2012 was $2.0 million and $9.5 million, respectively. Total incentive fee incurred for the nine month periods ended September 30, 2013 and 2012 was $5.3 million and $11.8 million, respectively.
6. Long-Term Incentive Plan Units
In connection with its initial offering in 2007, the Company established the Manager Long-Term Incentive Plan (the "Manager LTIP") and the Individual Long-Term Incentive Plan (the "Individual LTIP"). Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager. Pursuant to the terms of the Individual LTIP, each year since inception the Company has issued annual awards to its independent directors and, beginning in 2010, issued awards to certain of its dedicated and partially dedicated personnel.
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
Since inception, the Company has awarded 29,562 Individual LTIP units to the Company's independent directors and 8,000 Individual LTIP units to certain of its dedicated and partially dedicated personnel. The vesting period for awards issued under the Individual LTIP units has generally been one year from the date of grant. Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Since inception the total expense associated with the Individual LTIP units awarded is $0.7 million. Total expense associated with

Individual LTIPs for the three month periods ended September 30, 2013 and 2012 is $0.04 million and $0.03 million, respectively. Total expense associated with Individual LTIPs for the nine month periods ended September 30, 2013 and 2012 are $0.13 million and $0.09 million, respectively. Since inception, 11,782 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and approximately $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders' equity.
Detailed below is a roll-forward of the Company's LTIP units outstanding for the three month periods ended September 30, 2013 and 2012:

	Three Month Period Ended September 30, 2013			Three Month Period Ended September 30, 2012
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (6/30/2013 and 6/30/2012, respectively)	375,000	22,096	397,096	375,000	15,500	390,500
Granted	—	5,466	5,466	—	5,346	5,346
Exercised	—	(1,782)	(1,782)	—	—	—
LTIP Units Outstanding (9/30/2013 and 9/30/2012, respectively)	375,000	25,780	400,780	375,000	20,846	395,846
LTIP Units Vested and Outstanding (9/30/2013 and 9/30/2012, respectively)	375,000	17,814	392,814	375,000	12,500	387,500
Detailed below is a roll-forward of the Company's LTIP units outstanding for the nine month periods ended September 30, 2013 and 2012:

	Nine Month Period Ended September 30, 2013			Nine Month Period Ended September 30, 2012
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2012 and 12/31/2011, respectively)	375,000	22,096	397,096	375,000	15,500	390,500
Granted	—	5,466	5,466	—	5,346	5,346
Exercised	—	(1,782)	(1,782)	—	—	—
LTIP Units Outstanding (9/30/2013 and 9/30/2012, respectively)	375,000	25,780	400,780	375,000	20,846	395,846
LTIP Units Vested and Outstanding (9/30/2013 and 9/30/2012, respectively)	375,000	17,814	392,814	375,000	12,500	387,500
7. Non-controlling Interest - Operating Partnership
Non-controlling interest represents the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis following the expiration of a two-year holding period subject to additional limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of September 30, 2013, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.8% in the Operating Partnership.
8. Common Share Capitalization
Dividends are declared and paid on a quarterly basis in arrears. During the three month periods ended September 30, 2013 and 2012 the Board of Directors authorized a second quarter dividend of $0.77 per share and $0.70 per share, respectively. During the nine month periods ended September 30, 2013 and 2012 the Board of Directors authorized three dividends totaling $3.06 and $1.80 per share, respectively. Total amount of dividends paid during the three month periods ended September 30, 2013 and 2012 was $20.0 million and $14.2 million, respectively. Total amount of dividends paid during the nine month periods ended September 30, 2013 and 2012 was $72.0 million and $32.8 million, respectively.

Detailed below is a roll-forward of the Company's common shares outstanding for the three month periods ended September 30, 2013 and 2012:

	Three Month Period Ended September 30, 2013	Three Month Period Ended September 30, 2012
Common Shares Outstanding (6/30/2013 and 6/30/2012, respectively)	25,412,011	16,447,651
Share Activity:
Shares issued	—	4,025,000
Shares issued in connection with incentive fee payment	5,144	11,045
Director LTIP units exercised	1,782	—
Common Shares Outstanding (9/30/2013 and 9/30/2012, respectively)	25,418,937	20,483,696
Detailed below is a roll-forward of the Company's common shares outstanding for the nine month periods ended September 30, 2013 and 2012:

	Nine Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2012
Common Shares Outstanding (12/31/2012 and 12/31/2011, respectively)	20,370,469	16,447,651
Share Activity:
Shares issued	5,000,000	4,025,000
Shares issued in connection with incentive fee payment	46,686	11,045
Director LTIP units exercised	1,782	—
Common Shares Outstanding (9/30/2013 and 9/30/2012, respectively)	25,418,937	20,483,696
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of September 30, 2013, the Company's issued and outstanding common shares would increase to 26,031,717, resulting in equity per share of $24.19 as of September 30, 2013. If all of the LTIP units that have previously been issued were to become fully vested and exchanged for common shares as of December 31, 2012, the Company's issued and outstanding common shares would increase to 20,767,565 shares, resulting in equity per share of $24.38 as of December 31, 2012.
On August 4, 2011, the Company's Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price, and the Company's financial performance, among other considerations. As of September 30, 2013, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.

9. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2013	2012	2013	2012
(In thousands except share amounts)
Net increase in equity resulting from operations	$11,823	$29,537	$64,274	$72,360
Less: Net increase in equity resulting from operations attributable to non-controlling interest	96	—	612	—
Net increase in shareholders' equity resulting from operations	11,727	29,537	63,662	72,360
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	11,546	28,914	62,579	70,736
Net increase in shareholders' equity resulting from operations– LTIP units	181	623	1,083	1,624
Dividends Paid(1):
Common shareholders	(19,571)	(13,971)	(70,152)	(32,063)
LTIP unit holders	(306)	(273)	(1,216)	(703)
Non-controlling interest	(163)	—	(648)	—
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(20,040)	(14,244)	(72,016)	(32,766)
Undistributed earnings:
Common shareholders	(8,025)	14,943	(7,573)	38,673
LTIP unit holders	(125)	350	(133)	921
Non-controlling interest	(67)	—	(36)	—
Total undistributed earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(8,217)	$15,293	$(7,742)	$39,594
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	25,415,809	18,161,224	22,968,604	17,023,011
Weighted average participating LTIP units	397,897	391,604	397,366	390,871
Weighted average non-controlling interest units	212,000	—	212,000	—
Basic earnings per common share:
Distributed	$0.77	$0.70	$3.06	$1.80
Undistributed (Distributed in excess of)	(0.32)	0.89	(0.33)	2.35
	$0.45	$1.59	$2.73	$4.15
Diluted earnings per common share:
Distributed	$0.77	$0.70	$3.06	$1.80
Undistributed (Distributed in excess of)	(0.32)	0.89	(0.33)	2.35
	$0.45	$1.59	$2.73	$4.15

(1)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
10. Counterparty Risk
As of September 30, 2013, investments with an aggregate value of approximately $1.6 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $115.0 million that were sold prior to period end but for which such sale had not yet settled as of September 30, 2013.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.6 billion in collateral for various reverse repurchase agreements as of September 30, 2013. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $88.4 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Deutsche Bank	18%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of September 30, 2013:

Dealer	% of Total Due from Brokers
Citigroup	38%
J.P. Morgan Securities Inc.	19%
Morgan Stanley	15%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of September 30, 2013:

Dealer	% of Total Receivable for Securities Sold
Credit Suisse First Boston LLC	26%
Morgan Stanley	25%
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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2013 and December 31, 2012. The Company has not entered into master netting agreements with any of its counterparties.
September 30, 2013:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments(2)(3)	Cash Collateral (Received) Pledged(3)	Net Amount
(In thousands)
Assets
Financial Derivative Assets- Gross	$43,567
Financial Derivative Assets-Net	$10,110	$—	$33,692	$43,802
Repurchase Agreements	$40,994
Repurchase Agreements-Net	$—	$—	$—	$—
Liabilities
Financial Derivative Liabilities- Gross	$(33,457)
Financial Derivative Liabilities-Net	$—	$—	$—	$—
Reverse Repurchase Agreements	$(1,345,223)
Reverse Repurchase Agreements- Net	$(1,304,229)	$1,300,616	$3,613	$—

December 31, 2012:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments(2)(3)	Cash Collateral (Received) Pledged(3)	Net Amount
(In thousands)
Assets
Financial Derivative Assets- Gross	$48,504
Financial Derivative Assets-Net	$33,292	$—	$(13,188)	$20,104
Repurchase Agreements	$13,650
Repurchase Agreements-Net	$—	$—	$—	$—
Liabilities
Financial Derivative Liabilities- Gross	$(15,212)
Financial Derivative Liabilities-Net	$—	$—	$—	$—
Reverse Repurchase Agreements	$(905,718)
Reverse Repurchase Agreements- Net	$(892,068)	$887,940	$4,128	$—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with the repurchase agreements, reverse repurchase agreements, and derivatives transactions are presented on a gross basis.

(2)
Amounts disclosed in the Financial Instruments column of the table represent collateral that is available to be offset against balances associated with repurchase and reverse repurchase agreements. For the purposes of the table above, total financial instruments and cash collateral (received) pledged can not exceed the gross amount of assets and (liabilities) as presented above. Therefore we have reduced the amount of financial instruments related to our repurchase and reverse repurchase agreements in the table above. Total financial instruments for September 30, 2013 and December 31, 2012 were $1.60 billion and $1.05 billion, respectively.

(3)	As collateral is called or posted per counterparty it is generally called or posted across all positions with each respective counterparty.
12. Contingencies and Commitments
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2013 and December 31, 2012.

13. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended September 30, 2013	Three Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2012
Beginning Shareholders' Equity Per Share (6/30/2013, 6/30/2012, 12/31/2012, and 12/31/2011, respectively)	$24.92	$24.03	$24.86	$22.55
Net Investment Income	0.57	0.04	1.62	1.21
Net Realized/Unrealized Gains (Losses)	(0.10)	1.59	1.18	3.04
Results of Operations Attributable to Equity	0.47	1.63	2.80	4.25
Less: Results of Operations Attributable to Non-controlling Interest	—	—	(0.03)	—
Results of Operations Attributable to Shareholders' Equity(1)	0.47	1.63	2.77	4.25
Dividends Paid to Common Shareholders	(0.77)	(0.70)	(3.06)	(1.80)
Weighted Average Share Impact on Dividends Paid (2)	(0.02)	(0.08)	(0.08)	(0.12)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs) and Share Repurchases	(0.01)	(0.54)	0.10	(0.54)
Ending Shareholders' Equity Per Share (9/30/2013, 9/30/2012, 9/30/2013, and 9/30/2012, respectively)(3)	$24.59	$24.34	$24.59	$24.34
Shares Outstanding, end of period	25,418,937	20,483,696	25,418,937	20,483,696

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 9).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)
If all LTIP units and OP Units (if applicable) previously issued were vested and exchanged for common shares as of September 30, 2013 and 2012, shareholders' equity per share would be $24.19 and $23.88, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended September 30, 2013	Three Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2012
Total Return	1.82%	4.25%	11.57%	16.31%

(1)
Total return is calculated for all shareholders' equity accounts taken as a whole for each period. Total return is calculated assuming reinvestment of all distributions at shareholders' equity per share during the period.

Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP and OP Units: (1)

	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2013
Total Return	0.16%	9.75%

(1)
Total return is calculated assuming all LTIP and OP Units had been converted into common shares at September 30, 2013. Total return represents all shareholders' equity accounts outstanding for the entire period. LTIP and OP Units outstanding at September 30, 2013 totaled 612,780 and represent 2.35% of total common shares and LTIP and OP Units outstanding as of that date.

Market Based Total Return for a Shareholder:
For the three month periods ended September 30, 2013 and 2012, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 1.97% and 11.30%, respectively. For the nine month periods ended September 30, 2013 and 2012, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 13.31% and 44.75%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.

Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended September 30, 2013	Three Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2012
Net Investment Income (2)	9.99%	7.04%	8.89%	7.65%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.
Expense Ratios to Average Equity: (1)

	Three Month Period Ended September 30, 2013	Three Month Period Ended September 30, 2012	Nine Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2012
Operating expenses before incentive fee, interest expense, and other investment related expenses	(2.67)%	(2.93)%	(2.77)%	(2.97)%
Incentive fee	(0.32)%	(2.14)%	(0.91)%	(2.88)%
Interest expense and other investment related expenses	(2.11)%	(1.74)%	(1.94)%	(1.88)%
Total Expenses	(5.10)%	(6.81)%	(5.62)%	(7.73)%

(1)	Average equity is calculated using month end values.
14. Subsequent Events
On November 4, 2013, the Company's Board of Directors approved a dividend for the third quarter of 2013 in the amount of $0.77 per share payable on December 16, 2013 to shareholders of record as of November 29, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q, except where the context suggests otherwise, "EFC," "we," "us," and "our" refer to Ellington Financial LLC and its subsidiaries, our "Manager" refers to Ellington Financial Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications issued or made by us, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; the availability and costs of financing to fund our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Effective January 1, 2013, we conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, our consolidated operating partnership subsidiary (the "Operating Partnership"). As of September 30, 2013, we have an ownership interest of approximately 99.2% in the Operating Partnership. The interest of approximately 0.8% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as non-controlling interest.
Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders. We seek to attain this objective by utilizing an opportunistic strategy to make investments, without restriction as to ratings, structure or position in the capital structure, that we believe compensate us appropriately for the risks associated with them rather than targeting a specific yield. Our evaluation of the potential risk-adjusted return of any potential investment typically involves weighing the potential returns of such investment under a variety of economic scenarios against the perceived likelihood of the various scenarios. Potential investments subject to greater risk (such as those with lower credit ratings and/or those with a lower position in the capital structure) will generally require a higher potential return to be attractive in comparison to investment alternatives with lower potential return and a lower degree of risk. However, at any particular point in time, depending on how we perceive the market's pricing of risk both generally and across sectors, we may favor higher-risk assets or we may favor lower-risk assets, or a combination of the two in the interests of portfolio diversification or other considerations.
Through September 30, 2013, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that this will continue. We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from regulation as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS. We also expect that we will continue to allocate some of our capital to our CMBS and commercial mortgage loan strategy.
We also use leverage in our non-Agency MBS strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2013, we financed our purchases of Agency RMBS and non-Agency MBS almost exclusively through reverse repurchase agreements, which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities, and Equity as "Securitized debt." This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency MBS, which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
The strategies that we employ are intended to capitalize on opportunities in the current market environment. We intend to adjust our strategies to changing market conditions by shifting our asset allocations across various asset classes as credit and liquidity trends evolve over time. We believe that this flexibility, combined with Ellington's experience, will help us generate more consistent returns on our capital throughout changing market cycles.
In May 2013, we completed a follow-on common share offering which resulted in net proceeds of $125.3 million, after offering costs. Proceeds from the offering were fully deployed during the second quarter into our target assets.
In the latter part of the second quarter of 2013, we increased our level of cash holdings, both as a buffer against increased market volatility and so as to be able to take advantage of potential investment opportunities. For similar reasons, we maintained a higher level of cash holdings through the third quarter of 2013.
As of September 30, 2013, outstanding borrowings under reverse repos and securitized debt were $1.3 billion and our debt-to-equity ratio was 2.14 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of September 30, 2013, approximately 66.3% or $893.2 million relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency portfolio.
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
As of September 30, 2013, our diluted book value per share was $24.19 as compared to $24.51 as of June 30, 2013 and $24.38 as of December 31, 2012.
Trends and Recent Market Developments
Key trends and recent market developments for the MBS market include the following:

•
Federal Reserve and Monetary Policy—On September 18, 2013, the U.S. Federal Reserve, or the "Federal Reserve," reiterated its intention to continue its accommodative monetary policies; this surprised the financial markets, which had been expecting the Federal Reserve to begin tapering its bond purchases;

•
Housing and Mortgage Market Statistics—As of September 2013, the national inventory of foreclosed homes dropped under one million to approximately 902,000, representing the twenty-third consecutive month with a year-over-year decline, and a 33% decline from September 2012;

•
Servicing Transfers - In recent months two large independent mortgage servicers continued to purchase Mortgage Servicing Rights, or "MSRs"; they have been able to significantly grow their portfolios as large banks have been unloading MSRs in order to comply with regulatory changes in capital treatment;

•
Mortgage Rates—During the third quarter of 2013, U.S. mortgage rates reached their highest levels in two years, but ended up unchanged on the quarter after the surprise decision by the Federal Reserve to postpone tapering;

•
Government Sponsored Enterprise, or "GSE," Developments—Recent developments include modest progress towards the establishment of a common securitization platform; the sale of non-Agency MBS and other illiquid assets from the GSEs' held portfolios; and as part of the risk sharing goals of the Federal Housing Finance Agency, or the "FHFA," the sale by Freddie Mac of securities that effectively transfer to the private sector a substantial amount of Freddie Mac’s credit risk on a large pool of loans;

•
Qualified Mortgage, or "QM," Rule—Both GSEs and the U.S. Department of Housing and Urban Development, or "HUD," released their versions of a QM rule over the course of the quarter. Both versions largely conform to the Consumer Financial Protection Bureau's guidelines released in early 2013;

•
Bank Regulatory Capital—Recent proposed changes, if finalized, will increase regulatory capital requirements for the largest, most systemically significant U.S. banks and their holdings companies; this could potentially alter these institutions' appetite for various risk-taking activities, and could ultimately affect the terms and availability of our reverse repurchase financing; and

•
Liquidity and Valuations—Non-Agency and Agency MBS recovered some of the losses of the late second and early third quarters of 2013; however, market uncertainty around future actions that may be taken by the Federal Reserve remains, including with respect to the timing of the unwinding of the asset purchase program and other accommodative monetary policies.

Federal Reserve and Monetary Policy
The Federal Reserve has indicated that it intends to maintain the target range for the federal funds rate at 0% to 0.25% as long as the unemployment rate remains above 6.5% and as long as the inflation rate over the next one to two years is projected to be no more than a half a percentage point above the Federal Open Market Committee's, or "FOMC," 2% longer-run goal. In addition, in an effort to maintain downward pressure on longer-term interest rates, support mortgage markets and help make broader financial conditions more accommodative, the Federal Reserve has been purchasing Agency RMBS at a pace of $40 billion per month and long-dated U.S. Treasuries at a pace of $45 billion per month. However, minutes of some of the more recent meetings of the FOMC show that a fair amount of debate has developed among committee members about the merits of continuing this purchasing program, which is known as "QE3."
In a speech in May 2013, Federal Reserve Chairman Ben Bernanke suggested the possibility of tapering asset purchases to the extent that the health of the economy supported such action. The ensuing uncertainty with respect to how long these accommodative monetary policies would continue, coupled with the release of strong employment and home price reports in the late spring and the early summer of 2013, fueled intense market speculation that the Federal Reserve would actually begin tapering by the end of 2013 and contributed to significant volatility in the fixed-income markets. For example, on May 1, 2013, the benchmark 10-year U.S. Treasury rate was 1.63% and subsequently surged to as high as 3.00% on September 5, 2013. All major fixed income sectors experienced substantial price declines during this period, including not only U.S. Treasury securities and Agency RMBS, but also credit-sensitive sectors such as high-yield corporate bonds and non-Agency RMBS. Agency RMBS were especially hard-hit, as heavy selling by mutual bond funds, exchange-traded funds, and mortgage REITs exacerbated the price declines.
Following the FOMC meeting on September 18, 2013, the Federal Reserve surprised the financial markets by announcing that it would maintain its asset purchase program at current levels and await further evidence of improvement in the economy before tapering its bond purchases. In its statement, the FOMC noted that while downside risks to the outlook for the economy and the labor market had diminished since the fall of 2012, the tightening of financial conditions observed in recent months could slow the pace of improvement in the economy and labor market. In particular, the FOMC noted the recent spike in mortgage rates, inflation below 2% and U.S. fiscal policy as posing risks to the economic recovery. In the immediate aftermath of the announcement by the FOMC, the 10-year U.S. Treasury yield declined approximately 16 basis points, and has declined substantially more since then. Mortgage rates also declined following the announcement while volatility in the fixed-income markets has eased somewhat.
However, the prospects of QE3 remain unclear, and the ongoing uncertainty with respect to the federal budget and the debt ceiling, fueled by the division among the political parties in Washington D.C., further complicates matters. The risk that interest rates could begin to rise again remains substantial, thus reinforcing the importance of our ability to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and other instruments.

Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its September 2013 National Foreclosure Report:

	As of
Number of Units(1)	September 2013	September 2012
Seriously Delinquent Mortgages	2,051	2,779
Foreclosure Inventory	902	1,349
(1) Shown in thousands of units.
Note: Seriously Delinquent Mortgages are ninety days and over in delinquency and include Foreclosures and REO property.
As the above table indicates, both the number of seriously delinquent mortgages and the number of homes in foreclosure have declined significantly over the past year. This decline supports the thesis that as homeowners have re-established equity in their homes through recovering real estate prices, they have become less likely to become delinquent and default on their mortgages.
Another interesting development can be seen in monthly delinquency roll rate statistics, as shown in the following table:

	As of
Roll Rates (3 Month Moving Average)	July 2013	April 2013
Current to 90+	0.30%	0.30%
90+ to Foreclosure	5.30%	4.40%
Foreclosure to Current	1.40%	1.20%
Note: Current includes loans that are 30 and 60 days delinquent; 90+ excludes Foreclosures and REO property.
Roll rates represent the rates at which mortgages move from one category to another toward foreclosure. For the past few months, mortgages have been rolling from current to ninety days delinquent at a consistent monthly rate of 0.3%, which we believe is indicative of a healthy mortgage environment. The rise in transition speeds from 90+ days delinquent to foreclosure is partly attributable to the declining supply of delinquent mortgages, rather than the ability of courts and servicers to initiate a greater number of foreclosure proceedings. The increase in cure rates for mortgages in foreclosure is in large part the result of increased loan modification rates that have accompanied large-scale servicing transfers in recent months from less efficient to more efficient servicers.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for July 2013 showed that, on average, home prices increased 12.3% for its 10-City Composite and by 12.4% for the 20-City Composite, as compared to July 2012. On a monthly basis, the respective increases were 1.9% and 1.8%. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their mid-2004 levels for both the 10- and 20-City Composites. As additional evidence of an improving housing market, single family housing starts have increased 16.9% as compared to one year ago, up from 537,000 starts in August 2012 to 628,000 starts in August 2013. Finally, as indicated in the table above, as of September 2013 the national inventory of foreclosed homes dropped to 902,000, representing the twenty-third consecutive month with a year-over-year decline, a 33% decline from September 2012, and the lowest level in almost five years. This decline has the impact of reducing the overhang effect of these unsold foreclosed homes on the housing market. While the recent increase in interest rates and the slow and uneven pace of the recovery of the U.S. economy continue to create potential risks to the recovering housing market, mortgage rates remain near historical lows and, recent trends continue to indicate, on balance, that the recovery in the housing market continues on a strong footing.
Unemployment data released on October 22, 2013 by the U.S. Department of Labor reported that, as of September 2013, the U.S. unemployment rate was 7.2%. This compares to 7.8% as of September 2012 and 7.6% as of June 2013. The unemployment rate has been steadily declining in recent months, and consensus is generally mildly positive as the U.S. economy continues to add jobs. However, recent declines in unemployment are also partially attributable to a reduction in the labor force participation rate. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that current levels of unemployment do not represent a significant impediment to a continuing housing recovery. However, we do believe that the recent increase in mortgage rates will probably slow the pace of home price appreciation, and significant further increases in mortgage rates could potentially even reverse the trend.

Servicing Transfers
The combination of rising servicing costs and changes in capital treatment for MSRs under Basel III has led several large banks to sell portions of their servicing rights to non-bank servicers who are not constrained by the new regulatory rules. Two large non-bank servicers have been the primary purchasers of these rights over the past few years, with one institution growing its MSR portfolio from $40 billion at the end of 2008 to $436 billion at the end of the second quarter of 2013, and the other institution growing its MSR portfolio from $21 billion to $318 billion over the same period. These large transfers have affected the market in a few different ways. First, these two institutions tend to be more aggressive in offering loan modifications, so there has been an increase in loan modification rates post-transfer. Second, servicer “stop advance rates” have increased, as these more efficiently-run servicers tend to relax the criteria for determining that additional servicing advances on a given delinquent loan would be unrecoverable, and therefore need not be made. Finally, FHFA guidelines require mortgage servicers to report principal forbearance as losses to the related trusts, but many servicers have been failing to do so. Servicers who have recently been acquiring MSRs have been reporting forbearances as losses as required by FHFA. This has resulted in a spike in reported losses on certain non-Agency RMBS since May 2013 (when some very large servicing transfers occurred), bringing a small shock to the non-Agency RMBS market as many investors had not priced in these reported losses. All in all, the transfer of mortgage servicing from banks to non-banks may impact bondholders negatively in the short-term, but in the longer term we believe it will lead to increased market efficiencies.
Mortgage Rates
The Freddie Mac survey 30-year mortgage rate began the third quarter at 4.29%, rose to 4.58% by mid-August (a two-year high), and then dropped in sympathy with overall interest rates following the Federal Reserve's surprise decision to postpone tapering, ending the quarter at 4.32%. Nevertheless, throughout the entire third quarter, mortgage rates were much higher than they had been in the first half of 2013. As a result, the Refinance Index published by the Mortgage Bankers Association, or "MBA," dropped approximately 24% during the quarter and the Market Composite Index, a measure of mortgage application volume, declined approximately 19% as well. According to the MBA, over 60% of mortgage originations during the quarter were refinancings as opposed to purchase loans, but it is likely that this was the result of higher "pull-through" rates: borrowers who were able to apply and lock in low refinancing rates before the May/June increases in interest rates made certain to follow through with their applications. While we believe that the recent increase in mortgage rates will probably slow the pace of home price appreciation, any such negative effects have been limited so far, as year-over-year home price increases were in the positive double digits through August 2013. However, the recent increase in mortgage rates has definitely lowered market expectations of prepayment speeds on existing Agency RMBS, thus introducing significant extension risk to a market that had only recently been focused almost exclusively on the risk of accelerated prepayments.
GSE Developments
On October 7, 2013, the FHFA announced progress on the establishment of a Fannie Mae/Freddie Mac joint venture that is ultimately intended to serve as a common securitization platform. The joint venture, named Common Securitization Solutions, was officially formed as a Delaware limited liability company, has already leased office space in Bethesda, Maryland, and has already retained an executive recruitment firm to identify candidates for the positions of CEO and Chairman of the Board. The goal of this platform, which will be equally owned by Fannie Mae and Freddie Mac, is to help create a more sustainable U.S. housing finance system with increased private capital participation and decreased taxpayer risk, and its formation represents one of the goals FHFA expected to achieve in 2013.
With the FHFA having mandated that the GSEs sell 5% of the illiquid portion of their retained portfolios by the end of the year, Fannie Mae and Freddie Mac have auctioned off $22 billion of non-Agency MBS since just this past May. It is expected that both GSEs will continue these auctions, which could result in their selling an additional $17 billion of non-Agency MBS in the aggregate before the end of 2013. As of June 30, 2013, Fannie Mae and Freddie Mac collectively held approximately $160 billion of non-Agency MBS (including CMBS).
In furtherance of the FHFA's stated goal of executing risk-sharing transactions, in late July, Freddie Mac completed its first such MBS transaction, called Structured Agency Credit Risk, or "STACR," securities. The STACR securities were designed to transfer to private investors a significant portion of the credit risk on a large portfolio of loans recently purchased by Freddie Mac. The first such transaction was a $500 million offering of mezzanine debt, and referenced a portfolio of over $22 billion of residential mortgage loans. The offering was purchased by a handful of banks along with about fifty other private investors including hedge funds, REITs, and pension funds. Only a few insurance companies participated in the deal because of the absence of credit ratings. In October, Fannie Mae finalized and completed its own risk-sharing transaction, called Connecticut Avenue Securities, and obtained ratings from Fitch Ratings on the mezzanine debt. This transaction reduced Fannie Mae's exposure on approximately $28 billion in residential mortgage loans. Freddie Mac is expected to bring one more STACR transaction to market before year end, and expects to obtain ratings from Fitch Ratings on this second transaction. The FHFA has directed both GSEs to complete various risk-sharing transactions in the amount of $30 billion in 2013.

On September 23, 2013, the FHFA launched a nationwide education campaign to familiarize homeowners with the benefits of the Home Affordable Refinance Program, or "HARP." The aim of the program is to reach out to homeowners who are current on their mortgages but remain underwater, and qualify for HARP under its recently expanded eligibility requirements. These homeowners may be able to reduce their monthly payments or modify their mortgages to a shorter term. If successful, this campaign could increase the number of refinancings under the HARP program, thereby increasing prepayment speeds on MBS holding HARP-eligible loans.
We believe that those efforts aimed at more rationally pricing risk taken by the GSEs and aimed at reducing the GSEs' portfolios, and thereby accelerating the re-entry of private capital into the U.S. mortgage market, are potentially beneficial to our business. However, as it currently stands, the GSEs continue to support the overwhelming majority of the U.S. single-family mortgage origination market. However, in the event policymakers successfully reduce the GSEs presence in the U.S. mortgage market in the future, we believe that many new investment opportunities will become available to us.
Qualified Mortgage (QM) Rule
Earlier this year, the Consumer Financial Protection Bureau, or "CFPB," finalized its Qualified Mortgage (QM) rule, which goes into effect on January 10, 2014. The QM rule will largely determine the underwriting standards to be used by the majority of mortgage originators. Mortgages that qualify under QM will provide certain consumer protections and will fall under a "safe harbor" for originators — making it substantially more difficult for borrowers to sue their lenders. Since the CFPB finalized its QM rule, the FHFA requested that the GSEs finalize their guidelines and make them effective for January 10, 2014 as well. On August 20, 2013, each of Fannie Mae and Freddie Mac released their guidelines, which substantially align with those of the CFPB. Following the GSEs' releases, HUD proposed its own rule for a QM. The three sets of guidelines differ in their debt-to-income (DTI) limits and interest rate caps. While QM has been designed to protect borrowers from predatory lending, around 85% of new loans already meet the new QM standards, while the majority of the remaining 15% are comprised of loans to jumbo borrowers, who have historically not been the primary targets of predatory lending. In addition, we believe that the proposed caps on fees and points will only affect a small sliver of the market. The downside of the QM rules is that it is costly for originators to conform to QM rules, which not only makes it more difficult for smaller originators to compete, but also impacts all borrowers as these higher origination costs are passed on to the consumer.
Bank Regulatory Capital Changes
In late June 2013, the Basel Committee for Banking Supervision, or "BCBS," issued proposed changes to the Basel III accord that, if finalized, would increase the amount of regulatory capital that banks must hold. Basel III was originally issued in 2010 and represents the third installment of the Basel Accords, which were developed in response to deficiencies in financial regulation exposed by the financial crisis. Basel III introduced a minimum "leverage ratio" of at least 3% for banks. A bank's leverage ratio is calculated by dividing Tier 1 capital (i.e., common shares and retained earnings plus certain qualifying minority interests) by average total consolidated assets. On June 26, 2013, the BCBS issued proposed changes that would expand the definition of assets, thereby increasing the denominator (which is often referred to as the exposure measure), but would maintain the minimum leverage ratio of 3%. Among the proposed changes is a requirement that securities financing transactions (such as repo transactions) be included in consolidated assets on a "gross" basis (i.e., without recognition of accounting netting) when the bank acts as a principal in the transaction. Further, in July 2013, the Federal Reserve announced that the minimum Basel III leverage ratio would be 5% for systemically important bank holding companies and 6% for their insured bank subsidiaries. Under each rule as proposed, beginning on January 1, 2015, banks would publicly disclose their leverage ratios and would need to be in compliance with the final rule by January 1, 2018. These new rules, if finalized, would make it less attractive for banks – especially the largest U.S. banks – to offer certain kinds of repo financing. While our access to repo financing has not been adversely affected to date, it is possible that certain of our lending institutions could, in the future, decide to curtail their repo lending activities in response to these developments, particularly in connection with repo on Agency MBS, which typically provides lower profit margins. However, it is also possible that these changes will create opportunities for smaller banks and/or non-bank institutions to enter the repo market, and in fact, we have already seen smaller broker-dealers becoming more active in the Agency pool repo market.
Liquidity and Valuations
Over the course of the third quarter, non-Agency MBS rebounded modestly from their late second quarter pullback. In July and August, many market participants were still reluctant to add substantially to their non-Agency MBS positions, with the Federal Reserve seemingly poised to begin tapering its bond purchases under QE3. The second quarter sale by Lloyds Bank of an MBS portfolio also continued to weigh on the market, as certain dealers continued to work off their inventory from that sale. There was also additional supply during the quarter due to sales by European financial institutions, liquidating CDOs, and Freddie Mac and Fannie Mae. However, the Federal Reserve’s surprise decision on September 18th to postpone tapering led to further recovery in non-Agency MBS towards the end of the quarter, albeit a weaker recovery than that seen in the corporate bond sector, whereby some measures, yield spreads reached their tightest levels of the year.
Because home prices serve as one of the most important determinants of future cashflows in distressed non-Agency RMBS, the ongoing positive momentum in home prices should continue to provide support for non-Agency RMBS. Also continuing to provide support to this market is the continued participation of insurance companies, whose regulatory capital rules for investing in non-Agency MBS are much more advantageous than those for banks.
During the course of the third quarter, we actively traded our non-Agency portfolio, and in so doing rotated out of higher-priced securities and into others that had declined significantly in price. Based on sales as a percentage of average investments held, we turned over approximately 20% of our non-Agency portfolio in the third quarter generating net realized gains in this portfolio during the third quarter.
In the non-Agency CMBS sector new issuance of CMBS in the U.S. almost doubled year-over-year. For the nine months ended September 30, 2013, new issuance of CMBS was $60.5 billion, as compared to $30.9 billion for the comparable period last year. In the third quarter, we continued to actively trade our CMBS portfolio in order to monetize gains and to replace bonds at attractive levels. We are also continuing to see attractive opportunities with respect to non-performing commercial whole loans. We believe that the environment for investing in CMBS and commercial loans remains attractive. We also continue to see investment opportunities in collateralized loan obligations, or "CLOs," and slightly increased our holdings of this asset class in our bond porfolio as of September 30, 2013 as compared to the prior quarter end.
Agency RMBS have been marked by an extreme level of volatility over the past few months. While TBAs recovered a fair amount in the third quarter from their recent lows, non-generic or specified pools noticeably lagged. The lag in specified pool performance was the result of several factors. First, the Federal Reserve’s purchases of TBAs continued unabated; this ongoing purchase activity not only supports TBA prices, but the resulting settlement activity creates short-term scarcity for TBA-eligible securities, enabling TBA investors to benefit from the supplemental income provided by the TBA roll market. Second, with interest rates still higher than they were earlier in the year, the market remains reluctant to assign value to the prepayment protection associated with specified pools. Third, Agency mortgage REITs, which until May of this year had strong demand for specified pools as they grew their capital base with a record volume of follow-on equity offerings, have had to step back from incremental purchases, as they have lowered their leverage in response to recent interest rate volatility, and are effectively unable to raise additional equity capital. Finally, with interest rates higher, specified pools now have a longer duration (and therefore greater price fluctuation) than they have had in the recent past; as a result, they may become less attractive assets for large U.S. banks to hold in light of recent changes to regulatory capital rules, which will essentially force these banks to charge unrealized losses on available-for-sale assets against their regulatory capital.
The third quarter provided us an excellent opportunity to enhance our Agency RMBS portfolio by purchasing higher coupon specified pools with much stronger prepayment protection. These securities are currently priced significantly lower than they were prior to the recent sell-off and, in our view, offer excellent relative value. We have also become more active in purchasing Agency ARMs, which have also increased in supply, likely as a function of the deleveraging activities of many REITs in the two most recent fiscal quarters. As of September 30, 2013, we increased our holdings of Agency ARMs to approximately 4% of our Agency RMBS portfolio from approximately 1% at the end of the second quarter. In the near term, we expect to see continued opportunities in this sector of the Agency RMBS market.
Notwithstanding the recent significant volatility in the fixed income market, repo financing has remained readily available for both Agency and non-Agency MBS, and within each of these asset classes our borrowing costs and haircuts have also remained relatively stable. Additionally, short-term rates (on which interest rates for our repo are based) have remained relatively stable since the end of the first quarter. However, certain proposed changes in regulatory capital requirement for banks, discussed above in "Bank Regulatory Capital Changes," could impact affected banking institutions' appetite for risk-taking activities, including issuance of repo financing, in the future. As of September 30, 2013, our outstanding reverse repos were with 13 different counterparties.

Outlook
Following the very volatile conditions of late spring and early-to-mid-summer 2013, the technical environment for non-Agency MBS improved somewhat during the latter portion of the third quarter. We believe the near-term supply of non-Agency MBS from European sellers has diminished, as one large bank appears to have completed its sales, while another has reportedly delayed a possible sale until 2014. While the GSEs remain sellers of a significant volume of non-Agency MBS, we believe that in the near term the GSEs will likely focus their sales on higher-priced, less distressed non-Agency MBS. Finally, proposed changes to bank capital requirements may actually make repo financing of non-Agency MBS more attractive for repo lenders, rather than less, since the proposed changes limit total leverage as opposed to risk-weighted leverage, and thus lenders may seek simply to maximize the spread on the repo loans they make.
Ongoing market uncertainty around QE3 and its unwinding could create additional volatility in the near term, although expectations of an early taper may have been somewhat tempered, at least in part, by the budget and debt ceiling battles that have recently consumed the U.S. Government. We continue to remain generally optimistic on the fundamental prospects for non-Agency RMBS. We believe that the upward trend in home prices, and the downward trend in delinquencies, foreclosures, and shadow housing inventory will enhance the yields of, and provide further price support to, non-Agency RMBS. The pullback in prices of the late second and early third quarters of 2013 created excellent buying opportunities. We expect to see additional volatility in the near term, and we believe that this volatility will continue to create numerous trading opportunities for us both to sell securities that we feel have become more fully valued or overpriced, and to purchase securities that we feel offer better relative value. We also expect to continue to opportunistically purchase attractively priced securities in other sectors, such as CLOs and non-performing commercial whole loans. As of September 30, 2013, our total investments in CLOs and non-performing commercial whole loans were $55.2 million, or 7.4% of our non-Agency portfolio.
With credit default swaps on ABX indices becoming increasingly illiquid, credit default swaps on corporate indices and short total return swaps on certain publicly traded REITs have become significant components of our credit hedging portfolio. As market conditions change, and especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk. In our commercial mortgage loan and CMBS strategy, we expect to continue to participate in both the active new issue market as well as in the secondary market. During the third quarter we modestly increased our holdings of CMBS, and we expect this trend to continue.
In Agency RMBS, we expect that continued uncertainty around Federal Reserve policy will continue to generate opportunities for us to acquire specified pools at attractive prices. While the recent increase in rates has made prepayment protection less important in lower-coupon pools, higher-coupon pools with prepayment protection have become more attractive. We continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. Notwithstanding the opportunities that volatility may create to buy and sell assets, the presence of volatility also underscores the importance of our flexibility in hedging our risks using a variety of tools, including TBAs, as we adapt to changing market conditions. We also believe that our active trading style, coupled with our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy.
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
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with retrospective application. Earlier application is prohibited. We believe that we still meet the definition of an investment company under ASC 946 and we do not anticipate the presentation of our financial statements will change as a result of this ASU.
Certain of our critical accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to the consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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
We seek to obtain at least one third-party indicative valuation for each instrument, and often obtain multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. We have been able to obtain third-party valuations on the vast majority of our assets and expect to continue to solicit third-party valuations on substantially all assets in the future to the extent practical. Generally, we value each financial instrument at the average of all third-party valuations received and not rejected as described below. Third-party valuations are not binding on us, and while we generally do not adjust such valuations, we may challenge or reject a valuation when, based on validation criteria, we determine that such valuation is unreasonable or erroneous. Furthermore, we may determine, based on our validation criteria, that for a given instrument the average of the third-party valuations received does not result in what we believe to be fair value, and in such circumstances we may override this average with our own good faith valuation. Our validation criteria include the use of our own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Our valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
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
Financial Condition
The following table summarizes our investment portfolio as of September 30, 2013 and December 31, 2012. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2013					December 31, 2012
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS(2)	$928,480	$648,007	$69.79	$594,918	$64.07	$818,878	$524,881	$64.10	$482,824	$58.96
Non-Agency CMBS and Commercial Mortgage Loans	85,508	48,207	56.38	48,302	56.49	41,667	28,873	69.29	32,078	76.99
Other ABS(3)	42,676	39,965	93.65	40,813	95.63	—	—	—	—	—
Total Non-Agency MBS, Other ABS, and Commercial Mortgage Loans	1,056,664	736,179	69.67	684,033	64.74	860,545	553,754	64.35	514,902	59.83
Agency RMBS:(4)
Floating	35,896	37,556	104.62	37,332	104.00	16,219	17,169	105.86	16,612	102.42
Fixed	872,263	908,587	104.16	918,199	105.27	696,123	750,454	107.80	740,463	106.37
Total Agency RMBS	908,159	946,143	104.18	955,531	105.22	712,342	767,623	107.76	757,075	106.28
Total Non-Agency and Agency MBS, Other ABS, and Commercial Mortgage Loans	$1,964,823	$1,682,322	$85.62	$1,639,564	$83.45	$1,572,887	$1,321,377	$84.01	$1,271,977	$80.87
Agency Interest Only RMBS	n/a	$37,033	n/a	$38,498	n/a	n/a	$6,644	n/a	$9,289	n/a
Non-Agency Interest Only and Principal Only MBS and Other	n/a	$9,265	n/a	$8,622	n/a	n/a	$3,485	n/a	$3,308	n/a
TBAs:
Long	$126,100	$123,131	$97.65	$120,065	$95.21	$41,150	$43,610	$105.98	$43,579	$105.90
Short	(788,543)	(819,334)	103.90	(808,881)	102.58	(568,880)	(608,720)	107.00	(607,967)	106.87
Net Short TBAs	$(662,443)	$(696,203)	$105.10	$(688,816)	$103.98	$(527,730)	$(565,110)	$107.08	$(564,388)	$106.95
Short U.S. Treasury Securities	$(41,700)	$(40,794)	$97.83	$(41,920)	$100.53	$(13,000)	$(13,581)	$104.47	$(13,081)	$100.62
Repurchase Agreements	$40,994	$40,994	$100.00	$40,994	$100.00	$13,650	$13,650	$100.00	$13,650	$100.00
Total Net Investments		$1,032,617		$996,942			$766,465		$720,755

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Excludes Interest Only, Principal Only, and Other Private Label securities.

(3)	Excludes equity tranches and similar securities.

(4)	Excludes Interest Only securities and TBAs.

The following table summarizes our financial derivatives portfolio as of September 30, 2013 and December 31, 2012. For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2013		December 31, 2012
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Long Mortgage-Related Derivatives: (1)
CDS on RMBS and CMBS Indices	$64,780	$(19,248)	$40,216	$(11,986)
Total Long Mortgage-Related Derivatives	64,780	(19,248)	40,216	(11,986)
Short Mortgage-Related Derivatives: (2)
CDS on RMBS and CMBS Indices	(78,488)	9,122	(74,621)	10,986
CDS on Individual RMBS	(27,737)	17,296	(45,121)	36,030
Total Short Mortgage-Related Derivatives	(106,225)	26,418	(119,742)	47,016
Net Mortgage-Related Derivatives	$(41,445)	$7,170	$(79,526)	$35,030
Short CDS on Corporate Bond Indices	$(182,713)	$(9,679)	$(67,500)	$(484)
Long Total Return Swaps on Corporate Equities (5)	$34,632	$(8)	$—	$—
Short Total Return Swaps on Corporate Equities (5)	$(9,417)	$1	$(18,737)	$(65)
Interest Rate Derivatives:
Long Interest Rate Swaps (3)	$187,700	$2,968	$2,500	$(32)
Short Interest Rate Swaps (4)	(981,900)	8,683	(238,900)	(1,087)
Long Futures (6)	208,100	976	—	—
Short Futures (7)	(16,000)	(1)	(63,000)	(70)
Purchased Options (8)	3,700	4	—	—
Written Options (8)	(3,700)	(4)	—	—
Total Net Interest Rate Derivatives	$(602,100)	$12,626	$(299,400)	$(1,189)
Total Net Derivatives	$(801,043)	$10,110	$(465,163)	$33,292

(1)	Long mortgage-related derivatives represent transactions where we sold credit protection to a counterparty.

(2)	Short mortgage-related derivatives represent transactions where we purchased credit protection from a counterparty.

(3)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(4)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(5)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(6)	As of September 30, 2013 notional value represents 1,629 U.S. Treasury Note future contracts, respectively.

(7)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(8)	Notional amount represents total face amount of TBA securities underlying each option contract.
As of September 30, 2013, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.1 billion as compared to $2.2 billion as of December 31, 2012. Total liabilities as of September 30, 2013 were $2.5 billion as compared to $1.6 billion as of December 31, 2012. The increase in our total assets and liabilities is primarily a result of the deployment of the net proceeds of our May 2013 secondary share offering and related financing of our expanded portfolio. Net proceeds resulting from the offering were $125.3 million. Our portfolios of investments and financial derivatives included in total assets totaled $1.9 billion and $1.4 billion as of September 30, 2013 and December 31, 2012, respectively, while our investments sold short and financial derivatives included in total liabilities were $893.6 million and $637.5 million as of September 30, 2013 and December 31, 2012, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2013, we had a net short TBA position of $696.2 million as compared to $565.1 million as of December 31, 2012.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of September 30, 2013, total assets included $123.1 million of TBAs as well as $808.8 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales. As of September 30, 2013, total liabilities included $819.3 million of TBAs sold short as well as $120.9 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2012, total liabilities included $608.7 million of

TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
As of September 30, 2013, we held $745.4 million of non-Agency MBS, Other ABS, and commercial mortgage loans as compared to $557.2 million as of December 31, 2012. The increase in the total value of our non-Agency MBS portfolio is due in part to the deployment of net proceeds received in our May 2013 secondary share offering. Net proceeds resulting from the offering were $125.3 million. We also increased our holdings of financed non-Agency MBS as of September 30, 2013, relative to December 31, 2012. In addition, our non-Agency MBS appreciated in value relative to December 31, 2012. Since the beginning of 2012 and through the first few months of 2013, the non-Agency MBS market benefited from a sustained rally, fueled by the recovery in the U.S. housing market as well as the increased demand for higher yielding fixed income assets. Throughout the rally, we rotated out of certain assets that we believed had become more fully valued, and into other non-Agency MBS assets whose prices had lagged in comparison. The rally in non-Agency MBS was interrupted in the late second and early third quarters of 2013, as interest rates rose sharply and as the volume of non-Agency MBS securities sales increased, most notably with the sale of a large portfolio from Lloyds Bank. We took advantage of the resulting opportunities to buy assets at what we viewed as excellent entry points. During the latter part of the third quarter, following the decision by the Federal Reserve to postpone tapering its asset purchases under QE3, and with the volume of non-Agency MBS securities sales subsiding, much of the weakness in non-Agency MBS prices reversed.
As of September 30, 2013, our long Agency RMBS portfolio, excluding TBAs, was $983.2 million as compared to $774.3 million as of December 31, 2012. Given our increased capital base as of September 30, 2013 as compared to the end of 2012 and the attractive market opportunities that resulted from the large market sell-off of Agency RMBS that occurred mid-year, we increased our long holdings of Agency RMBS.
Although we have historically had only a modest amount of our capital allocated to our CMBS strategy, we continued to actively trade our CMBS holdings during the third quarter of 2013. As of September 30, 2013, our CMBS and commercial mortgage loan portfolio represented 6.5% of the fair value of non-Agency MBS, commercial mortgage loans, and other ABS (which we refer to collectively as our non-Agency portfolio), as compared to 5.2% as of December 31, 2012. Within the commercial mortgage market, we have also become active in investing in non-performing commercial whole loans. We anticipate that we will see additional investment opportunities in this sector. Also, beginning in the first quarter of 2013, we began purchasing CLOs. As of September 30, 2013, our CLOs represented 6.1% of the fair value of our non-Agency portfolio and are reflected on our Consolidated Statement of Investments under the caption, "Other Asset-Backed Securities."
As of September 30, 2013, our holdings of net mortgage-related derivatives declined as compared to December 31, 2012. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" short positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our short CDS contracts on individual RMBS declined to $27.7 million as of September 30, 2013 from $45.1 million as of December 31, 2012. As there is no longer an active market for single-name ABSCDS, our portfolio continues to run off.
As of September 30, 2013, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $13.7 million as compared to $34.4 million as of December 31, 2012. Over the same period, we increased our short position in CDS on corporate bond indices. As of September 30, 2013, our short CDS on corporate bond indices increased to a notional amount of $182.7 million from $67.5 million as of December 31, 2012. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
As of September 30, 2013, we had short and long positions in total return swaps on corporate equities. Our short and long positions reference publicly traded REITs and can serve either as portfolio hedges or as relative value opportunities.
We use a variety of instruments to hedge interest rate risk in our portfolio, including non-derivative instruments such as TBAs and U.S. Treasuries, and derivative instruments such as interest rate swaps, Eurodollar and U.S. Treasury futures, and options on the foregoing. The mix of instruments that we use to hedge interest rate risk may change materially from one quarter to the next. As of September 30, 2013, the net notional value of our net short interest rate swaps increased to $794.2 million from $236.4 million as of December 31, 2012. Including net short TBAs and U.S. Treasury securities, in the aggregate and based on notional value, we increased our total interest rate hedges to $1.3 billion as of September 30, 2013 as compared to $840.1 million as of December 31, 2012. This increase was principally related to the increase in size of our investment portfolio.

We have entered into reverse repos to finance some of our assets. As of September 30, 2013 and December 31, 2012, indebtedness outstanding on our reverse repos was approximately $1.3 billion and $905.7 million, respectively. The increase in our outstanding indebtedness as of September 30, 2013 as compared to December 31, 2012 was as a result of a larger portfolio as of September 30, 2013 as compared to December 31, 2012 and a slightly higher leverage ratio period-over-period. As of September 30, 2013, we had total Agency RMBS financed with reverse repos of $948.8 million as compared to $737.9 million as of December 31, 2012. As of September 30, 2013, we had total non-Agency financed with reverse repos of $656.4 million as compared to $313.2 million as of December 31, 2012. Outstanding indebtedness under reverse repos for Agency RMBS as of September 30, 2013 and December 31, 2012 was $893.2 million and $704.9 million, respectively, while outstanding indebtedness under reverse repos for our non-Agency portfolio as of September 30, 2013 and December 31, 2012 was $452.0 million and $200.8 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of September 30, 2013 and December 31, 2012, our derivative and/or TBA counterparties posted an aggregate value of approximately $13.7 million and $31.0 million, respectively as of each date, of collateral with us. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the nine month period ended September 30, 2013, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $16.5 billion as compared to $11.9 billion for the nine month period ended September 30, 2012. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.

Equity
As of September 30, 2013, our equity increased by approximately $123.4 million to $629.8 million from $506.4 million as of December 31, 2012. This increase principally consisted of net proceeds from our May 2013 secondary share offering of approximately $125.3 million, a net increase in equity resulting from operations for the nine month period ended September 30, 2013 of approximately $64.3 million, an increase related to the contribution from our non-controlling interest of approximately $4.7 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payment of approximately $1.2 million offset by a decrease for dividends paid of approximately $72.0 million. Shareholders' equity, which excludes the non-controlling interest related to the minority interest in the Operating Partnership, was $625.2 million as of September 30, 2013.
As of December 31, 2012, our shareholders' equity increased by approximately $135.4 million from December 31, 2011. This increase principally consisted of net increase in shareholders' equity resulting from operations for the year ended December 31, 2012 of approximately $97.1 million, net proceeds from the issuance of shares of approximately $87.8 million (after all offering costs), a decrease for dividends paid of approximately $47.4 million, and a decrease for shares repurchased of approximately $3.4 million.
Results of Operations for the Three Month Periods Ended September 30, 2013 and 2012
The table below represents the net increase in equity resulting from operations for the three month periods ended September 30, 2013 and 2012.

	Three Month Period Ended September 30,
(In thousands except per share amounts)	2013	2012
Interest income	$24,069	$15,426
Expenses:
Base management fee	2,378	1,913
Incentive fee	2,038	9,491
Interest expense	3,277	1,936
Other investment related expenses	85	—
Other operating expenses	1,885	1,354
Total expenses	9,663	14,694
Net investment income	14,406	732
Net realized and unrealized gain on investments	5,864	34,656
Net realized and unrealized loss on financial derivatives	(8,447)	(5,851)
Net increase in equity resulting from operations	11,823	29,537
Less: Net increase in equity resulting from operations attributable to non-controlling interest	96	—
Net increase in shareholders' equity resulting from operations	$11,727	$29,537
Net increase in shareholders' equity resulting from operations per share	$0.45	$1.59
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the three month periods ended September 30, 2013 and 2012 was $11.7 million and $29.5 million, respectively. Total return based on changes in "net asset value" or "book value" for our common shares was 1.82% for the three month period ended September 30, 2013 as compared to 4.25% for the three month period ended September 30, 2012. Average shareholders' equity for the three months ended September 30, 2013 was $628.2 million as compared to $444.2 million for the comparable period of 2012. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $14.4 million for the three month period ended September 30, 2013 as compared to $0.7 million for the three month period ended September 30, 2012. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income on our non-Agency MBS and Agency RMBS and lower incentive fee expense.

Interest Income
Interest income was $24.1 million for the three month period ended September 30, 2013 as compared to $15.4 million for the three month period ended September 30, 2012. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from both our non-Agency and Agency portfolios increased, mainly in connection with the increase in size of each portfolio. For the three month period ended September 30, 2013, interest income from our non-Agency portfolio was $15.5 million while for the three month period ended September 30, 2012, interest income was $11.3 million. For the three month period ended September 30, 2013, interest income from our Agency RMBS was $8.6 million while for the three month period ended September 30, 2012, interest income was $4.1 million. For the third quarter of 2013, interest income from our Agency RMBS included an additional $1.1 million adjustment to premium amortization, which was caused by declines in prepayments brought on by higher interest rates. This adjustment for the comparable period of 2012 was $(0.2) million. The increases in interest income were driven mainly by an increase in the average holdings of both our non-Agency and Agency portfolios.
The following table details our interest income, average holdings and average yields based on amortized cost for the three month periods ended September 30, 2013 and 2012:

	Non-Agency			Agency			Total
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three Month Period ended September 30, 2013	$15,500	$714,865	8.67%	$8,564	$943,955	3.63%	$24,064	$1,658,820	5.80%
Three Month Period ended September 30, 2012	$11,270	$444,286	10.15%	$4,126	$599,765	2.75%	$15,396	$1,044,051	5.90%
Base Management Fees
For the three month periods ended September 30, 2013 and 2012, base management fee incurred, which is based on total equity at the end of each quarter, was $2.4 million and $1.9 million, respectively. The increase in the base management fee was based on our increased capital base as of September 30, 2013 as compared to September 30, 2012.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.3 billion and $737.4 million for the three month periods ended September 30, 2013 and 2012, respectively. The increase in average borrowed funds under reverse repos was driven mainly by our financing of larger non-Agency and Agency portfolios. Our total interest expense, inclusive of interest expense on securitized debt and our counterparties' cash collateral held by us, increased to $3.3 million for the three month period ended September 30, 2013 as compared to $1.9 million for the three month period ended September 30, 2012. The period-over-period increase in interest expense under reverse repos was primarily due to the increase in the overall amount of our outstanding borrowings over the relative periods. Our total average borrowing cost under our reverse repos was slightly lower at 0.96% for the three month period ended September 30, 2013 as compared to 1.01% for the three month period ended September 30, 2012.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the three month periods ended September 30, 2013 and 2012.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2013	$830,748	$845	0.40%	0.19%	0.39%
For the three month period ended September 30, 2012	$489,511	$517	0.42%	0.24%	0.71%

Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2013	$447,218	$2,253	2.00%	0.19%	0.39%
For the three month period ended September 30, 2012	$247,859	$1,340	2.16%	0.24%	0.71%
Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2013	$1,277,966	$3,098	0.96%	0.19%	0.39%
For the three month period ended September 30, 2012	$737,370	$1,857	1.01%	0.24%	0.71%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.58% and 1.28% for the three month periods ended September 30, 2013 and 2012, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above) less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.22% and 4.62% for the three month periods ended September 30, 2013 and 2012, respectively. This metric does not take into account other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the three month periods ended September 30, 2013 and 2012 was $2.0 million and $9.5 million, respectively. The return hurdle for each calculation period was based on a 9% annual rate. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense and other investment related expenses. Other operating expenses for the three month period ended September 30, 2013 were $1.9 million as compared to $1.4 million for the three month period ended September 30, 2012. The primary drivers of the increase in expenses period-over-period were compensation expense and professional fees.
Net Realized and Unrealized Gains on Investments
During the three month period ended September 30, 2013, we had net realized and unrealized gains on investments of $5.9 million as compared to net realized and unrealized gains of $34.7 million for the three month period ended September 30, 2012. Net realized and unrealized gain on investments of $5.9 million for the three month period ended September 30, 2013 resulted principally from net realized and unrealized gains on our Agency RMBS, our non-Agency portfolio, and U.S. Treasury securities, partially offset by net realized and unrealized losses on our net short TBAs. During the latter part of the third quarter of 2013 the MBS markets recovered some of the losses sustained during the market sell-off that occurred in the late second and early third quarters of this year. While interest rates are markedly higher now than they were earlier in the year, they declined in the latter part of the third quarter following the announcement by the Federal Reserve that it would not yet start tapering its bond purchases under QE3. As of September 30, 2013, the rate on the benchmark 10-year U.S. Treasury was 2.61% as compared to 2.49% as of June 30, 2013. Our TBAs and U.S. Treasury securities were held on a net short basis and were used primarily to hedge interest rate and prepayment risk with respect to our Agency RMBS and other holdings.

Net realized and unrealized gains on investments of $34.7 million for the three month period ended September 30, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities.
Net Realized and Unrealized Losses on Financial Derivatives
During the three month period ended September 30, 2013, we had net realized and unrealized losses on our financial derivatives of $8.4 million as compared to net realized and unrealized losses of $5.9 million for the three month period ended September 30, 2012. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk ("synthetic long positions"). Our interest rate derivatives are primarily in the form of short positions in interest rate swaps, and to a lesser extent short and/or long positions in Eurodollar futures and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. We also use total return swaps to take synthetic long or short positions in certain mortgage- or real estate- related corporate entities. Net realized and unrealized losses of $8.4 million on our financial derivatives for the three month period ended September 30, 2013 resulted primarily from net losses of $4.5 million related to our interest rate hedges and $3.9 million related to our credit hedges and synthetic long positions. The benchmark 5-year swap rate decreased during the three month period ended September 30, 2013 to 1.54% from 1.57% at June 30, 2013.
Net realized and unrealized losses on our financial derivatives of $5.9 million for the three month period ended September 30, 2012 resulted principally from net realized and unrealized losses from our interest rate swaps, futures, CDS on corporate bond indices, and CDS on RMBS and CMBS indices.
Results of Operations for the Nine Month Periods Ended September 30, 2013 and 2012
The table below represents the net increase in equity resulting from operations for the nine month periods ended September 30, 2013 and 2012.

	Nine Month Period Ended September 30,
(In thousands except per share amounts)	2013	2012
Interest income	$62,786	$47,203
Expenses:
Base management fee	6,751	4,901
Incentive fee	5,275	11,802
Interest expense	8,001	5,760
Other investment related expenses	412	—
Other operating expenses	5,203	4,226
Total expenses	25,642	26,689
Net investment income	37,144	20,514
Net realized and unrealized gain on investments	25,326	68,500
Net realized and unrealized gain (loss) on financial derivatives	1,804	(16,654)
Net increase in equity resulting from operations	64,274	72,360
Less: Net increase in equity resulting from operations attributable to non-controlling interest	612	—
Net increase in shareholders' equity resulting from operations	$63,662	$72,360
Net increase in shareholders' equity resulting from operations per share	$2.73	$4.15
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the nine month periods ended September 30, 2013 and 2012 was $63.7 million and $72.4 million, respectively. The decrease in our net income period-over-period was primarily driven by a decline in net realized and unrealized gains on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 11.57% for the nine month period ended September 30, 2013 as compared to 16.31% for the nine month period ended September 30, 2012. Average shareholders' equity for the nine months ended September 30, 2013 was $574.1 million as compared to $410.2 million for the comparable period of 2012. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $37.1 million for the nine month period ended September 30, 2013 as compared to $20.5 million for the nine month period ended September 30, 2012. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income as well as lower incentive fees for the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012.
Interest Income
Interest income was $62.8 million for the nine month period ended September 30, 2013 as compared to $47.2 million for the nine month period ended September 30, 2012. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from both our non-Agency and Agency portfolios increased, mainly in connection with the increase in size of each portfolio. For the nine month period ended September 30, 2013, interest income from our non-Agency portfolio was $40.3 million while for the nine month period ended September 30, 2012, interest income was $30.3 million. For the nine month period ended September 30, 2013, interest income from our Agency RMBS was $22.5 million while for the nine month period ended September 30, 2012, interest income was $16.7 million. For the nine month period ended September 30, 2013, interest income from our Agency RMBS included an additional $3.2 million adjustment to premium amortization, which was caused by declines in prepayments brought on by higher interest rates. This adjustment for the comparable period of 2012 was $0.02 million.
The following table details our interest income, average holdings based on amortized and average yields based on amortized cost for the three month periods ended September 30, 2013 and 2012:

	Non-Agency			Agency			Total
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine Month Period ended September 30, 2013	$40,302	$607,651	8.84%	$22,467	$878,889	3.41%	$62,769	$1,486,540	5.63%
Nine Month Period ended September 30, 2012	$30,326	$438,863	9.21%	$16,746	$707,731	3.15%	$47,072	$1,146,594	5.47%
Base Management Fees
For the nine month periods ended September 30, 2013 and 2012, base management fee incurred, which is based on total equity at the end of each quarter, was $6.8 million and $4.9 million, respectively. The increase in the base management fee was based on our increased capital base in 2013.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.1 billion and $856.2 million for the nine month periods ended September 30, 2013 and 2012, respectively. The increase in average borrowed funds under reverse repos was driven mainly by our financing of larger non-Agency and Agency portfolios. Our total interest expense, inclusive of interest expense on securitized debt and our counterparties' cash collateral held by us, increased to $8.0 million for the nine month period ended September 30, 2013 as compared to $5.8 million for the nine month period ended September 30, 2012. Our total average borrowing cost under our reverse repos was 0.89% for the nine month period ended September 30, 2013 as compared to 0.86% for the nine month period ended September 30, 2012. For the nine month period ended September 30, 2013, 29.9% of our average borrowings under reverse repos were related to our non-Agency portfolio. For the nine month period ended September 30, 2012, 27.5% of our average borrowings were related to our non-Agency MBS holdings.

The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the nine month periods ended September 30, 2013 and 2012.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2013	$782,640	$2,421	0.41%	0.19%	0.43%
For the nine month period ended September 30, 2012	$620,639	$1,749	0.38%	0.24%	0.74%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2013	$333,061	$5,020	2.02%	0.19%	0.43%
For the nine month period ended September 30, 2012	$235,520	$3,745	2.12%	0.24%	0.74%
Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2013	$1,115,701	$7,441	0.89%	0.19%	0.43%
For the nine month period ended September 30, 2012	$856,159	$5,494	0.86%	0.24%	0.74%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.36% and 1.19% for the nine month periods ended September 30, 2013 and 2012, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.27% and 4.28% for the nine month periods ended September 30, 2013 and 2012, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the nine month periods ended September 30, 2013 and 2012 was $5.3 million and $11.8 million, respectively. The return hurdle for each calculation period was based on a 9% annual rate. Because our operating results can vary materially from one period to another, incentive fees expenses can also be highly variable.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated and partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude interest expense and other investment related expenses. Other operating expenses for the nine month period ended September 30, 2013 were $5.2 million as compared to $4.2 million for the nine month period ended September 30, 2012. The increase in our other operating expenses was primarily related to increased professional fees, compensation expense, and third-party administration expenses.
Net Realized and Unrealized Gains on Investments
During the nine month period ended September 30, 2013, we had net realized and unrealized gains on investments of $25.3 million as compared to net realized and unrealized gains of $68.5 million for the nine month period ended September 30,

2012. Prices of our non-Agency MBS generally increased during the nine month period ended September 30, 2013 while Agency RMBS prices declined. Net realized and unrealized gains on investments of $25.3 million for the nine month period ended September 30, 2013 resulted principally from net realized and unrealized gains on our non-Agency portfolio, our net short TBAs, and U.S. Treasury securities, partially offset by net realized and unrealized losses on our Agency RMBS. Our TBAs and U.S. Treasury securities were held on a net short basis and were used primarily to hedge interest rate and/or prepayment risk with respect to our Agency RMBS and other investment holdings. For the nine month period ended September 30, 2013, net gains on our non-Agency portfolio, TBAs, and U.S. Treasury securities were $59.0 million while net losses on our Agency RMBS were $33.9 million. The market for non-Agency MBS has benefited from the rally that began in early 2012. However, in the latter part of the second quarter this rally was interrupted, as interest rates rose in reaction to indications by the Federal Reserve that its asset purchase program and other accommodative monetary policies might begin to be unwound later in 2013, thus negatively impacting prices for MBS as well as other fixed income sectors. Agency RMBS was among the hardest hit asset classes during this period. During the late third quarter the MBS markets recovered some of the losses sustained during the market sell-off that occurred in the late second and early third quarters of 2013. While interest rates are markedly higher now than they were earlier in the year, they declined in the latter part of the third quarter following the announcement by the Federal Reserve that it would not yet begin tapering its bond purchases under QE3. As of September 30, 2013, the rate on the benchmark 10-year U.S. Treasury was 2.61% as compared to 1.76% as of December 31, 2012.
Net realized and unrealized gains on investments of $68.5 million for the nine month period ended September 30, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the nine month period ended September 30, 2013, we had net realized and unrealized gains on our financial derivatives of $1.8 million as compared to net realized and unrealized losses of $16.7 million for the nine month period ended September 30, 2012. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk ("synthetic long positions"). Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, and to a lesser extent short and/or long positions in Eurodollar futures and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. We also use total return swaps to take synthetic long or short positions in certain mortgage- or real estate-related corporate entities. Net realized and unrealized gains of $1.8 million on our financial derivatives for the nine month period ended September 30, 2013 resulted primarily from net gains of $12.3 million related to our interest rate hedges partially offset by net losses of $110.5 million related to our credit hedges and synthetic long positions. Net gains on our interest rate derivatives offset some of the price declines of our assets, particularly with respect to our Agency RMBS. Net losses on our credit hedges were not unexpected, given the rally in non-Agency MBS. The benchmark 5-year swap rate increased during the nine month period ended September 30, 2013 to 1.54% from 0.86% at December 31, 2012.
Net realized and unrealized losses on our financial derivatives of $16.7 million for the nine month period ended September 30, 2012 resulted principally from net realized and unrealized losses from our CDS on RMBS and CMBS indices, total return swaps, and interest rate swaps partially offset by net realized and unrealized gains on our CDS on individual RMBS.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining positions in MBS and other assets, making distributions in the form of dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repo, reverse repo, TBA, and derivative contracts, repayment of reverse repo borrowings to the extent we are unable or unwilling to extend our reverse repos, payment of our general operating expenses, and payment of our quarterly dividend. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our MBS and proceeds from the sale of securities), borrowings under reverse repos, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.

The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Nine Month Period Ended September 30, 2013	$1,115,701	$1,345,223
Nine Month Period Ended September 30, 2012	$856,159	$660,933
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	As of September 30, 2013
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$476,839	35.4%
31 - 60 Days	366,633	27.3%
61 - 90 Days	190,329	14.1%
91 - 120 Days	7,425	0.6%
121 - 150 Days	67,264	5.0%
151 - 180 Days	236,733	17.6%
	$1,345,223	100.0%
Reverse repos involving underlying investments that we sold prior to September 30, 2013, for settlement following September 30, 2013, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to September 30, 2013 for which delivery of the borrowed funds is not scheduled until after September 30, 2013.
Our reverse repo agreements are subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2013, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 31.6% with respect to non-Agency assets, 5.5% with respect to Agency RMBS assets and 16.2% overall. As of December 31, 2012 these respective weighted average contractual haircuts were 35.8%, 5.0% and 14.2%.
We expect to continue to borrow funds in the form of reverse repos as well as other similar types of financings. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association or, "SIFMA," as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders. We also have entered into an "evergreen" repurchase agreement with one lender that provides for an original term of 180 days, and which is automatically extended every day for an additional day (so as to maintain a remaining term of 180 days) unless notified otherwise by the lender. The agreement is not based on the SIFMA form but its terms and conditions are similar to the terms and conditions of our other master repurchase agreements including with respect to events of default and remedies upon default.
As of September 30, 2013 and December 31, 2012, we had $1.3 billion and $905.7 million, respectively of borrowings outstanding under our reverse repos. As of September 30, 2013, the remaining terms on our reverse repos ranged from 3 to 180 days, with an average remaining term of 65 days. As of December 31, 2012, the remaining terms on our reverse repos ranged from 10 to 180 days, with an average remaining term of 57 days. Our reverse repo borrowings were with a total of thirteen counterparties as of September 30, 2013 and were with a total of ten counterparties as of December 31, 2012. As of September 30, 2013 and December 31, 2012, our reverse repos had a weighted average borrowing rate of 0.92% and 0.77%, respectively. As of September 30, 2013, our reverse repos had interest rates ranging from 0.34% to 2.28%. As of December 31, 2012, our reverse repos had interest rates ranging from 0.37% to 2.31%. Investments pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.6 billion and $1.1 billion as of September 30, 2013 and December 31, 2012, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to the Company's reverse repurchase agreements was greater than 5% of total equity as of September 30, 2013 and December 31, 2012:
As of September 30, 2013:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$53,638	180	8.5%
Credit Suisse First Boston LLC	$53,519	34	8.5%
Barclays Capital Inc.	$49,761	85	7.9%
Royal Bank of Scotland PLC	$35,486	53	5.6%
As of December 31, 2012:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$50,751	180	10.0%
Credit Suisse First Boston LLC	$35,253	52	7.0%
Although we typically finance most of our holdings of Agency RMBS, as of September 30, 2013 and December 31, 2012, we held unencumbered Agency pools, on a settlement date basis, in the amount of $9.2 million and $28.4 million, respectively.
We held cash and cash equivalents of approximately $186.7 million and $59.1 million as of September 30, 2013 and December 31, 2012, respectively. During the latter part of the second quarter, we increased our level of cash holdings, both as a buffer against the increased market volatility and so as to be able to take advantage of potential investment opportunities. For similar reasons, we maintained a higher level of cash holdings through the third quarter of 2013.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the nine month period ended September 30, 2013, we paid total dividends in the amount of $72.0 million related to net income attributable to the three month periods ended March 31, 2013 and June 30, 2013 as well as the year ended December 31, 2012. In November 2013, our Board of Directors approved a dividend related to the third quarter of 2013 in the amount of $0.77 per share, or approximately $20.1 million, payable on December 16, 2013 to shareholders of record as of November 29, 2013. During the nine month period ended September 30, 2012, we paid total dividends in the amount of $32.8 million related to net income attributable to the three month periods ended March 31, 2012 and June 30, 2012, as well as the year ended December 31, 2011.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Nine Month Period Ended September 30, 2013

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.77	$20,036		May 31, 2013	June 17, 2013
Second Quarter	$0.77	$20,040		August 30, 2013	September 16, 2013
Third Quarter	$0.77	$20,051	*	November 29, 2013	December 16, 2013
* Estimated

Nine Month Period Ended September 30, 2012

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.70	$11,787	June 1, 2012	June 15, 2012
Second Quarter	$0.70	$14,244	August 31, 2012	September 17, 2012
Third Quarter	$0.70	$14,645	November 30, 2012	December 17, 2012
For the nine month period ended September 30, 2013, our operating activities used net cash in the amount of $369.5 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $439.5 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $70.0 million for the nine month period ended September 30, 2013. In addition we received proceeds from the issuance of common shares of $125.3 million, net of offering costs, and contributions from a non-controlling interest member provided cash of $4.7 million. We used $72.0 million to pay dividends and $0.3 million for other non-operating activity-related uses. As a result there was an increase in our cash holdings of $127.7 million from $59.1 million as of December 31, 2012 to $186.7 million as of September 30, 2013.
For the nine month period ended September 30, 2012, our operating activities provided net cash of $185.3 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $235.3 million. We also received net proceeds from the issuance of common shares of $87.8 million, net of offering costs. Additionally, proceeds from the issuance of securitized debt provided net cash of $1.5 million. Thus our operating activities, when combined with our reverse repo financing, common share issuance, and securitized debt financings, provided net cash of $39.4 million for the nine month period ended September 30, 2012. We used $32.8 million to pay dividends and $0.2 million for other non-operating activity-related uses, resulting in an increase in our cash holdings of $6.5 million from $62.7 million as of December 31, 2011 to $69.2 million as of September 30, 2012.
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

As of September 30, 2013, we had an aggregate amount at risk under our reverse repos with thirteen counterparties of approximately $295.7 million and as of December 31, 2012, we had an aggregate amount at risk under our reverse repos with ten counterparties of approximately $159.9 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2013 and December 31, 2012 does not include approximately $3.8 million and $2.5 million, respectively, of net accrued interest, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Our derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the futures commission merchant, or "FCM," acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.
As of September 30, 2013, we had an aggregate amount at risk under our derivative contracts with twelve counterparties of approximately $20.1 million. We also had $10.1 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2012, we had an aggregate amount at risk under our derivatives contracts with eight counterparties of approximately $13.0 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, at September 30, 2013 and December 31, 2012, collateral posted by us and held by a third-party custodian in the amount of approximately $16.1 million and $7.1 million, respectively.
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
As of September 30, 2013, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $6.8 million. As of December 31, 2012, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $1.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2013 and December 31, 2012 are related to credit risk, prepayment risk and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. In the current low interest rate environment, one might typically expect higher prepayment rates; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of prepayments is not nearly what would otherwise be expected. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment risk has been heightened by the Federal Reserve's stated commitment to keep interest rates low in order to spur increased growth in the U.S. economy. The government sponsored HARP program, designed to encourage mortgage refinancings, has also become a factor in prepayment risk. While mortgage rates have recently increased, they remain very low as compared to historical levels, and as a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2013, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for a Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$9,197	$17,502	$(10,088)	$(21,069)
Non-Agency RMBS, CMBS, Other ABS, and Commercial Mortgage Loans	9,763	19,562	(9,728)	(19,420)
U.S. Treasury Securities, Interest Rate Swaps, Options, and Futures	(18,891)	(38,829)	17,845	34,644
Mortgage-Related Derivatives	(422)	(569)	696	1,667
Corporate Securities and Derivatives on Corporate Securities	1,871	2,549	(3,064)	(7,320)
Repurchase Agreements and Reverse Repurchase Agreements	(814)	(1,079)	969	1,938
Total	$704	$(864)	$(3,370)	$(9,560)
The preceding analysis does not show sensitivity to changes in interest rates for instruments for which we believe that the effect of a change in interest rates is not material to the value of the overall portfolio and/or cannot be accurately estimated. In particular, this analysis excludes certain of our holdings of corporate securities and derivatives on corporate securities.
Our analysis of interest rate risk is derived from Ellington's proprietary models as well as third-party information and analytics. Many assumptions have been made in connection with the calculations set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. For example, for each hypothetical immediate shift in interest rates, assumptions have been made as to the response of mortgage prepayment rates, the shape of the yield curve, and market volatilities of interest rates; each of the foregoing factors can significantly and adversely affect the fair value of our interest rate-sensitive instruments.
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2013 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
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
On September 11, 2013, we granted 1,822 LTIP units to Thomas Robards, 1,822 LTIP units to Ronald I. Simon, Ph.D., and 1,822 LTIP units to Edward Resendez as compensation for serving as directors. These grants were made pursuant to our 2007 Individual Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.
On September 11, 2013, we issued 1,782 common shares in exchange for LTIP units held by one of our directors. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.
On November 4, 2013, we issued 9,249 common shares to our Manager as part of its incentive fee pursuant to our management agreement with our Manager. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	November 8, 2013	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	November 8, 2013	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.