Form 10-K
period 2013-12-31
Ellington Financial LLC
filed 2014-03-14
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $510,240,448 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 7, 2014: 25,441,750
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2014 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

ELLINGTON FINANCIAL LLC

PART I
Item 1. Business
Except where the context suggests otherwise, "EFC," "we," "us," and "our" refer to Ellington Financial LLC and its subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as the "Operating Partnership." We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to Ellington and its principals (including family trusts established by its principals) and entities in which 100% of the interests are beneficially owned by the foregoing. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties, and assumptions.
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
Our Company
Ellington Financial LLC is a specialty finance company formed in August 2007 that specializes in acquiring and managing mortgage-related assets. Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted assets currently include:

•
residential mortgage-backed securities, or "RMBS," backed by prime jumbo, Alternative A-paper, or "Alt-A," manufactured housing, and subprime residential mortgage loans, collectively referred to as "non-Agency RMBS";

•	RMBS for which the principal and interest payments are guaranteed by a U.S. Government agency or a U.S. Government-sponsored entity, or "Agency RMBS";

•	residential mortgage loans;

•	mortgage servicing rights, or "MSRs";

•	mortgage-related derivatives;

•	commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt;

•	asset-backed securities, or "ABS," backed by consumer and commercial assets; and

•	corporate debt and equity securities and derivatives.

In addition, we may opportunistically acquire and manage other types of mortgage-related and financial assets, such as non-mortgage-related derivatives and real property. We may also invest in or acquire other institutions engaged in mortgage-related businesses, such as mortgage originators.
We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 19-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and a member of our Board of Directors; Laurence Penn, Vice Chairman of Ellington, who serves as our Chief Executive Officer and President and a member of our Board of Directors; Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer; Lisa Mumford, who serves as our Chief Financial Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; and Jason Frank, Associate General Counsel of Ellington, who serves as our Secretary. Each of these individuals is an officer of our Manager. We currently do not have any employees.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible trends and develops financial models used to support the investment and risk management process. In addition, throughout Ellington's 19-year history of investing in MBS and related derivatives, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. In addition, our Manager provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2013, Ellington employed over 130 employees and had assets under management of approximately $5.6 billion, of which approximately $4.5 billion comprised our company and various alternative investment vehicles, including Ellington Residential Mortgage REIT, a real estate investment trust listed on NYSE under the ticker "EARN," other hedge funds and various private accounts, and of which approximately $1.1 billion comprised accounts with more traditional mandates.
Our Strategy
We utilize an opportunistic strategy to seek to provide investors with attractive, risk-adjusted total returns by:

•
taking advantage of opportunities in the residential mortgage market by purchasing investment grade and non-investment grade non-Agency RMBS, including U.S. and non-U.S. senior and subordinated securities;

•
acquiring Agency RMBS on a more leveraged basis in order to take advantage of opportunities in that market sector and assist us in maintaining our exclusion from regulation as an investment company under the Investment Company Act;

•	acquiring CMBS, commercial mortgage loans, and other commercial real estate debt instruments;

•	acquiring residential mortgage loans;

•	opportunistically entering into and managing a portfolio of mortgage-related derivatives;

•	opportunistically acquiring and managing other mortgage-related and financial assets, such as MSRs, ABS backed by consumer or commercial assets, and non-mortgage-related derivatives;

•	opportunistically acquiring real estate such as single- and multi-family residential properties; and

•	opportunistically mitigating our credit and interest rate risk by using a variety of hedging instruments.
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
Ellington's investment philosophy primarily revolves around the pursuit of value across various types of MBS and related assets. Ellington seeks investments across a wide range of MBS sectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. By rotating between and allocating among various sectors of the MBS markets and adjusting the extent to which it hedges, Ellington believes that it is able to capitalize on the disparities between these sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns for its investors. Disparities between MBS sectors vary from time to time and are driven by a combination of factors. For example, as various MBS sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington's performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between MBS sectors and individual securities within such sectors may also be driven by differences in collateral performance (for example, subprime loans originated before 2005 have generally performed better than subprime loans originated between 2005 and 2007) and in the structure of particular investments (for example, in the timing of cash flows or the level of credit enhancement), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive, risk-adjusted total returns across market cycles.
Ellington's continued emphasis on and development of proprietary MBS credit, interest rate, and prepayment models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing, especially in MBS. Our Manager uses Ellington's proprietary models to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our credit and interest rate risk. We leverage these skills and resources to seek to meet our objectives.
Ellington's investment philosophy also includes the pursuit of value across other mortgage-related and financial asset classes. While we believe opportunities in MBS remain plentiful, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing or non-performing. We purchased our first pool of non-performing residential loans in December 2013. We also have investments in small balance distressed commercial loans and collateralized loan obligations, or "CLOs." We believe that Ellington's proprietary research and analytics allow our Manager to identify attractive assets in these classes, value these assets, monitor, and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington's investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading, and hedging complex MBS and other mortgage related products. Furthermore, we believe that Ellington's extensive experience in buying, selling, analyzing, and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.
We also employ a wide variety of hedging instruments and derivative contracts. See "—Risk Management."

Our Targeted Asset Classes
Our targeted asset classes currently include:

Asset Class		Principal Assets
Non-Agency RMBS	•	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	•	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	•	RMBS backed by first lien and second lien mortgages;
	•	Investment grade and non-investment grade securities;
	•	Senior and subordinated securities; and
	•	Interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs," and inverse floaters.

Agency RMBS	•	Whole pool pass-through certificates;
	•	Partial pool pass-through certificates;
	•	Agency collateralized mortgage obligations, or "CMOs," including IOs, POs and IIOs; and
	•	To-Be-Announced mortgage pass-through certificates, or "TBAs."

Mortgage-Related Derivatives	•	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	•	Other mortgage-related derivatives.

CMBS and Commercial Mortgage Loans	•	CMBS; and
	•	Commercial mortgages and other commercial real estate debt.

Corporate Debt and Equity Securities and Derivatives	•	CDS on corporations or on corporate indices;
	•	Corporate debt or equity securities; and
	•	Options or total return swaps on corporate equity or on corporate equity indices.

Other	•	Residential mortgage loans;
	•	MSRs
	•	ABS backed by consumer or commercial assets, including collateralized debt obligations, or "CDOs," and CLOs;
	•	Other non-mortgage-related derivatives; and
	•	Real estate including single- and multi-family residential properties.

The following briefly discusses the principal types of assets we purchase.
Non-Agency RMBS
We acquire non-Agency RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans. Our non-Agency RMBS holdings can include investment-grade and non-investment grade classes, including non-rated classes. In the latter part of 2013 we began purchasing European non-dollar denominated non-Agency RMBS.
Non-Agency RMBS are debt obligations issued by private originators of, or investors in, residential mortgage loans. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans or by mortgage pass-through certificates. Non-Agency RMBS generally are securitized in senior/subordinated structures, or in excess spread/over-collateralization structures. In senior/subordinated structures, the subordinated tranches generally absorb all losses on the underlying mortgage loans before any losses are borne by the senior tranches. In excess spread/over-collateralization structures, losses are first absorbed by any existing over-collateralization, then borne by subordinated tranches and excess spread, which represents the difference between the interest payments received on the mortgage loans backing the RMBS and the interest due on the RMBS debt tranches, and finally by senior tranches and any remaining excess spread.
Agency RMBS
Our assets in this asset class consist primarily of whole pool (and to a lesser extent, partial pool) pass-through certificates, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, and which are backed by ARMs, hybrid ARMs, or fixed rate mortgages. In addition to investing in pass-through certificates which are backed by traditional mortgages, we have also invested in Agency RMBS backed by reverse mortgages. Reverse mortgages are mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Mortgage pass-through certificates are securities representing undivided interests in pools of mortgage loans secured by real property where payments of both interest and principal, plus prepaid principal, on the securities are made monthly to holders of the security, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Whole pool pass-through certificates are mortgage pass-through certificates that represent the entire ownership of (as opposed to merely a partial undivided interest in) a pool of mortgage loans.
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
We primarily engage in TBA transactions for purposes of managing certain risks associated with our investment strategies. The principal risks that we use TBAs to mitigate are interest rate and yield spread risks. For example, we may hedge the interest rate and/or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. Alternatively, we may engage in TBA transactions because we find them attractive in their own right, from a relative value perspective or otherwise.
Mortgage-Related Derivatives
We take long and short positions in various mortgage-related derivative instruments, including credit default swaps. A credit default swap is a credit derivative contract in which one party (the protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (the protection seller) in return for compensation for default (or similar credit event) by a reference entity. In this case, the reference entity can be an individual MBS or an index of several MBS, such as an ABX, PrimeX, or CMBX index. Payments from the protection seller to the protection buyer typically occur if a credit event takes place; a credit event may be triggered by, among other things, the reference entity's failure to pay its principal obligations or a severe ratings downgrade of the reference entity.
CMBS
We acquire CMBS, which are securities collateralized by mortgage loans on commercial properties. The majority of CMBS issued are fixed rate securities backed by fixed rate loans made to multiple borrowers on a variety of property types, though single-borrower CMBS and floating rate CMBS have also been issued.
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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including retail, office, industrial, hotel, and multi-family properties. Loans may be fixed or floating rate and will generally range from two to ten years. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
First lien loans may be structured as whole loans, or alternatively bifurcated into a senior participation interest ("A-Note") and a subordinated participation interest ("B-Note"). The rights of an A-Note or B-Note holder are typically governed by an intercreditor agreement which sets forth the respective rights and obligations of the holders, with the B-Note's entitlement to principal and interest subordinated to that of the A-Note.
A subordinate loan may be structured simply as a second mortgage, or alternatively as a mezzanine loan, which is a loan secured by the pledge of the borrower's ownership interests in the property, and therefore subordinate to any mortgage loan but senior to the borrower's equity in the property. An intercreditor agreement typically governs the rights of a second mortgage or mezzanine loan relative to a first mortgage loan, with the second mortgage loan's or mezzanine loan's entitlement to interest and principal subordinated to that of the first mortgage loan.
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
Commercial mortgage loans are sometimes made for the acquisition, renovation, or redevelopment of a property. These loans are typically shorter term loans, or "bridge loans."
Some of the commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these are typically acquired at a discount to their unpaid principal balances.
Corporate Debt and Equity Securities and Derivatives
We take long and short positions in corporate debt and equity (including indices on corporate debt and equity) by entering into derivative contracts such as credit default swaps, total return swaps, and options, or by buying and selling equities. In particular, we use CDX indices, particular tranches of CDX indices and options on CDX indices as part of our credit hedging strategy. While these instruments are primarily associated with our hedging activities, we may also hold long and/or short positions opportunistically. When serving as hedges, these instruments are generally not hedges against risks that are directly related to specific corporate entities. Rather, these hedges reference corporations (such as financial institutions that have substantial mortgage-related exposure) or indices whose performance we believe may have a reasonable degree of correlation with the performance of our portfolio. Given this correlation, a short position with respect to such corporations or indices provides a hedge to our portfolio of MBS as a whole.
A credit default swap is a derivative contract in which one party (the protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (the protection seller) in return for compensation upon the occurrence of a credit event with respect to the corporation or index referenced by such derivative contract. A credit event relating to a credit default swap on an individual corporation or an index of corporate credits would typically be triggered by a corporation's bankruptcy or failure to make scheduled payments in respect of debt obligations. A total return swap is a derivative whereby one party makes payments to the other representing the total return on a reference debt or equity security (or index of debt or equity securities) in exchange for an agreed upon ongoing periodic premium. An equity option is a derivative that gives the holder the option to buy or sell an equity security or index of securities at a predetermined price within a certain time period. The option may reference the equity of a publicly traded company or an equity index. In addition to general market risk, our derivatives on corporate debt and equity securities are subject to risks related to the underlying corporate entities.
Other Assets
We also from time to time opportunistically acquire other mortgage-related and financial assets that may include, among others: residential mortgage loans, ABS backed by consumer and commercial assets, and real property. Residential mortgage loans acquired may be performing or non-performing.

Our Portfolio
As of December 31, 2013, our investment portfolio consisted of the following:

Asset Class	Cost/(Proceeds)	Fair Value	Fair Value as a Percentage of Equity
	(In thousands)
Non-Agency MBS, Mortgage Loans, and Other ABS:
Non-Agency RMBS, Residential Mortgage Loans, and Other ABS	$588,715	$642,904	102.69%
Non-Agency CMBS and Commercial Mortgage Loans	56,366	56,880	9.09%
Agency RMBS:
Agency RMBS - other than TBAs	946,485	933,490	149.11%
Agency RMBS - TBAs	96,691	96,856	15.47%
Agency RMBS - TBAs Sold Short	(813,757)	(811,957)	(129.70)%
Repurchase Agreements	27,943	27,962	4.47%
Government Debt Sold Short	(27,532)	(27,288)	(4.36)%
Common Stock Sold Short	(6,313)	(6,369)	(1.02)%
Total	$868,598	$912,478	145.75%
As of December 31, 2013, our derivatives portfolio consisted of the following:

	Notional Value	Fair Value	Fair Value as a Percentage of Equity
	(In thousands)
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices(1)	$46,072	$(11,805)	(1.88)%
Short CDS on RMBS and CMBS Indices(2)	(72,422)	4,876	0.78%
Short CDS on Individual RMBS(2)	(26,426)	16,296	2.60%
Net Mortgage-Related Derivatives	(52,776)	9,367	1.50%
Long CDS on Corporate Bond Indices	74,425	13,226	2.11%
Short CDS on Corporate Bond Indices	(337,815)	(23,902)	(3.82)%
Purchased Options on CDS on Corporate Bond Indices(3)	22,588	190	0.03%
Long Total Return Swaps on Corporate Equities (4)	51,018	4	—%
Short Total Return Swaps on Corporate Equities (4)	(10,397)	(67)	(0.01)%
Interest Rate Derivatives:
Long Interest Rate Swaps (5)	387,700	(879)	(0.14)%
Short Interest Rate Swaps (6)	(1,164,400)	19,368	3.09%
Long Futures (7)	227,200	(2,370)	(0.38)%
Short Futures (8)	(14,000)	(3)	—%
Purchased Swaptions(9)	15,000	61	0.01%
Written Swaptions(10)	(4,000)	(84)	(0.01)%
Total Net Interest Rate Derivatives		16,093	2.57%
Other Derivatives:
Foreign Currency Forwards(11)	(6,575)	(38)	(0.01)%
Total Net Derivatives		$14,873	2.37%

(1)	Long mortgage-related derivatives represent transactions where we sold credit protection to a counterparty.

(2)	Short mortgage-related derivatives represent transactions where we purchased credit protection from a counterparty.

(3)	Represents the option on the part of the Company to enter into a CDS on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(4)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(5)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(6)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(7)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of December 31, 2013 a total of 1,847 contracts were held.

(8)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(9)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(10)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(11)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.
The table below shows the credit rating categories from Moody's, Standard and Poor's, or Fitch Rating Ltd., for our long investment portfolio as of December 31, 2013, excluding IOs, POs, and other similar securities with an aggregate fair value of $44.5 million, but including our long investments that were unrated but affiliated with Fannie Mae, Freddie Mac, or Ginnie Mae, including TBAs. Ratings tend to be a lagging credit indicator; as a result, the credit quality of our long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used.

Ratings Description	Current Principal	Fair Value	Average Price	Fair Value as a Percentage of Equity
	(In thousands)
Unrated but Agency-Guaranteed	$964,345	$989,842	$102.64	158.11%
A/A/A	2,436	2,170	89.08	0.34%
Baa/BBB/BBB	21,633	18,578	85.88	2.97%
Ba/BB/BB and below	868,791	612,370	70.49	97.82%
Unrated	132,439	62,666	47.32	10.01%
Investment Process
Our investment process benefits from the resources and professionals of our Manager and Ellington. The process is managed by an investment and risk management committee, which includes, among others, the following three officers of our Manager: Messrs. Vranos, Penn, and Tecotzky. These officers of our Manager also serve as our Co-Chief Investment Officer; Chief Executive Officer; and Co-Chief Investment Officer, respectively. The investment and risk management committee operates under investment guidelines and meets periodically to develop a set of preferences for the composition of our portfolio. The primary focus of the investment and risk management committee, as it relates to us, is to review and approve our investment policies and our portfolio holdings and related compliance with our investment policies and guidelines. The investment and risk management committee has authority delegated by our Board of Directors to authorize transactions consistent with our investment guidelines. Any transactions deviating in a material way from these guidelines must be approved by our Board of Directors.
Ellington has a focused investment team for each of our targeted asset classes. Each team evaluates acquisition opportunities consistent with the guidelines developed and maintained by our Manager's investment and risk management committee. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing, and hedging, each as appropriate, to seek attractive total returns commensurate with our risk tolerance. We also screen and monitor all potential assets to determine their impact on maintaining our exclusion from regulation as an investment company under the Investment Company Act and our qualification as a partnership for U.S. federal income tax purposes.
Valuation of Assets
Our Manager's valuation process is subject to the oversight of our Manager's investment and risk management committee as well as the oversight of the independent members of our Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies—Valuation."
Risk Management
Risk management is a cornerstone of Ellington's portfolio management process. Ellington's risk management infrastructure system includes "ELLiN," a proprietary portfolio management system that Ellington uses for all of its accounts, which provides real time and batch reporting to all departments at Ellington, including trading, research, risk management, finance, operations, accounting, and compliance. We benefit from Ellington's comprehensive risk management infrastructure and ongoing assessment of both portfolio and operational risks. In addition, we utilize derivatives and other hedging instruments to opportunistically hedge our credit and interest rate risk.
Credit Risk Hedging
We enter into short positions using credit default swaps to protect against adverse credit events with respect to our non-Agency MBS. We may use credit default swaps to hedge non-Agency MBS credit risk by buying protection on a single non-Agency MBS or by buying protection on a basket of non-Agency MBS assets. We may also enter into credit default swaps on the ABX, PrimeX, or CMBX indices. We also use CDX indices, tranches of CDX indices, and options on CDX indices as part of our credit hedging strategy. We also enter into derivative contracts for hedging purposes referencing the unsecured corporate credit, or the equity of, certain corporations, including indices on corporate debt and equity.
Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies to mitigate such risks. The interest rate hedging instruments that we use and may use in the future include, without limitation:

•	TBAs;

•	interest rate swaps (including, floating-to-fixed, fixed-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);

•	CMOs;

•	U.S. Treasury securities;

•	swaptions, caps, floors, and other derivatives on interest rates;

•	futures and forward contracts; and

•	options on any of the foregoing.
In particular, from time to time we enter into short positions in interest rate swaps to offset the potential adverse effects that changes in interest rates will have on the value of certain of our assets and our financing costs. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged.
Foreign Currency Hedging
To the extent we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Liquidity Management
As part of the risk management and liquidity management functions that our Manager performs for us, our Manager computes a "cash buffer" which at any given point in time represents the amount of our free cash in excess of what our Manager estimates would conservatively be required, especially in times of market dislocation, to support our particular assets and liabilities at such time. Thus, rather than focusing solely on our leverage, our Manager typically seeks to maintain a positive cash buffer. However, our Manager is not required to maintain a positive cash buffer and may choose not to maintain a positive cash buffer at certain times, for example if it believes there are compelling market opportunities to pursue.
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2013, our debt financings consisted almost exclusively of reverse repurchase agreements, or "reverse repos." Currently, the majority of our reverse repos are collateralized by Agency RMBS; however, we also have reverse repo borrowings that are collateralized by our non-Agency holdings. From time to time we may have reverse repos on U.S. Treasury securities as well. In a reverse repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, reverse repos are accounted for as collateralized borrowings. During the term of a reverse repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our reverse repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our reverse repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form Master Repurchase Agreement, with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. Given daily market volatility, we and our reverse repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our reverse repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty. As of December 31, 2013, we had approximately $1.2 billion outstanding on reverse repos with fourteen counterparties. We also had financing through a small resecuritization transaction where the outstanding borrowing was $1.0 million at December 31, 2013. These borrowings were the only debt financings we had outstanding as of December 31, 2013, and, given that we had approximately $626.0 million of equity as of December 31, 2013, our debt-to-equity ratio was 1.98 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
We may utilize other types of borrowings in the future, including term facilities or other more complex financing structures. We also may raise capital by issuing debt securities, preferred or common shares, warrants, or other securities.
Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our investment policies require no minimum or maximum leverage and our Manager's investment and risk management committee has the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio.
Management Agreement
We entered into a management agreement with our Manager upon our inception in August 2007, pursuant to which our Manager provides for the day-to-day management of our operations.
The management agreement, which was most recently amended and restated effective March 13, 2014, requires our Manager to manage our assets, operations, and affairs in conformity with the policies and the investment guidelines that are approved and monitored by our Board of Directors. Our Manager is under the supervision and direction of our Board of Directors. Our Manager is responsible for:

•	the selection, purchase, and sale of assets in our portfolio;

•	our financing activities;

•	providing us with advisory services; and

•	providing us with a management team, inclusive of a partially dedicated Chief Financial Officer and appropriate support personnel as necessary.
Our Manager is responsible for our day-to-day operations and performs (or causes to be performed) such services and activities relating to the management, operation, and administration of our assets and liabilities, and business as may be appropriate.
Under the management agreement, we pay our Manager a management fee quarterly in arrears, which includes a "base" component and an "incentive" component, and we reimburse certain expenses of our Manager. Effective March 13, 2014, we entered into a Fifth Amended and Restated Management Agreement with our Manager, which replaces and supersedes the Fourth Amended and Restated Management Agreement dated January 1, 2013.
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
The management agreement provides that 10% of each incentive fee payable to our Manager is to be paid in common shares, with the balance paid in cash; provided, however, that our Manager may, in its sole discretion, elect to receive a greater percentage of any incentive fee in the form of common shares by providing our Board of Directors with written notice of its election to receive a greater percentage of its incentive fee in common shares before the first day of the last calendar month in the quarter to which such incentive fee relates. Our management agreement further provides that our Manager may not elect to receive common shares as payment of its incentive fee, other than in accordance with all applicable securities exchange rules and securities laws (including prohibitions on insider trading). The number of our common shares to be received by our Manager is based on the fair market price of those common shares, which is determined based on the average of the closing prices of our common shares as reported by the NYSE during the last calendar month of the quarter to which such incentive fee relates. Common shares delivered as payment of the incentive fee are immediately vested, provided that our Manager has agreed not to sell such common shares prior to one year after the date they are issued to our Manager, provided further, however, that this transfer restriction will lapse if the management agreement is terminated.
Base Management Fees, Incentive Fees, and Reimbursement of Expenses
Base Management Fees
Under the management agreement, we pay our Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum of the equity of the Operating Partnership (calculated in accordance with U.S Generally Accepted Accounting Principles, or "U.S. GAAP," as of the end of each fiscal quarter (before deductions for base management and incentive fees payable with respect to such fiscal quarter), provided that the equity of the Operating Partnership is adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors, and approval by a majority of our independent directors in the case of non-cash charges.
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
For purposes of calculating the incentive fee, "Adjusted Net Income" for the Incentive Calculation Period means the net increase/(decrease) in equity resulting from operations of the Operating Partnership (or such equivalent U.S. GAAP measure based on the basis of presentation of our consolidated financial statements), after all base management fees but before any incentive fees for such period, and excluding any non-cash equity compensation expenses for such period, as reduced by any Loss Carryforward (as described below) as of the end of the fiscal quarter preceding the Incentive Calculation Period. Adjusted Net Income will be adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. For the avoidance of doubt, Adjusted Net Income includes both net investment income and net realized and unrealized gains and losses.
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the net increase in equity resulting from operations of the Operating Partnership (expressed as a positive number) or the net decrease in equity resulting from operations of the Operating Partnership (expressed as a negative number) for such fiscal quarter (or such equivalent U.S. GAAP measures as may be appropriate depending on the basis of presentation of our consolidated financial statements), as the case may be, calculated in accordance with U.S. GAAP, adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common share and OP Unit issuances since our inception and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares and OP Units issued in such issuance and the number of days that such issued shares and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares and OP Units at the beginning of such fiscal quarter by (II) the average number of common shares and OP Units outstanding for each day during such fiscal quarter, (iii) the sum of the average number of common shares, LTIP Units, and OP Units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares and OP Units (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.

Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including, a Chief Financial Officer, one or more controllers, an in-house legal counsel, and certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of the Board of Directors. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.
Term and Termination
The management agreement has a current term that expires on December 31, 2014, and will automatically renew for a one year term each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors will review our Manager's performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the base management and incentive fees payable to our Manager are not fair, subject to our Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
We may also terminate the management agreement without payment of the termination fee with 30 days prior written notice from our Board of Directors for cause, which is defined as:

•	our Manager's continued material breach of any provision of the management agreement following a period of 30 days after written notice of such breach;

•	our Manager's fraud, misappropriation of funds, or embezzlement against us;

•	our Manager's gross negligence in performance of its duties under the management agreement;

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

Our Manager may terminate the management agreement effective upon 60 days prior written notice of termination to us in the event that we default in the performance or observance of any material term, condition or covenant in the management agreement and the default continues for a period of 30 days after written notice to us specifying the default and requesting that the default be remedied in such 30-day period. In the event our Manager terminates the management agreement due to our default in the performance or observance of any material term, condition, or covenant in the management agreement, we will be required to pay our Manager the termination fee. Our Manager may also terminate the management agreement in the event we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately prior to such event; provided, however, that in the case of such termination, if our Manager was not at fault for our becoming regulated as an investment company under the Investment Company Act, we will be required to pay a termination fee.

Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT, a real estate investment trust listed on NYSE. As of December 31, 2013, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that have assets under management of approximately $5.0 billion (excluding our assets but including $1.1 billion of accounts with more traditional mandates). Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because many of our targeted assets are typically available only in specified quantities and because many of our targeted assets are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
Other policies of Ellington that our Manager applies to the management of our company include controls for:

•
Cross Transactions—defined as transactions between us or one of our subsidiaries, on the one hand, and an account (other than us or one of our subsidiaries) managed by Ellington or our Manager, on the other hand. It is Ellington's policy to engage in a cross transaction only when the transaction is in the best interests of, and is consistent with the objectives and policies of, both accounts involved in the transaction. Pursuant to the terms of the management agreement, Ellington or our Manager may enter into cross transactions where it acts both on our behalf and on behalf of the other party to the transaction. Although we believe such restrictions on our Manager's ability to engage in cross transactions on our behalf mitigate many risks, cross transactions, even at market prices, may potentially create a conflict of interest between our Manager's and our officers' duties to and interests in us and their duties to and interests in the other party. Upon written notice to our Manager, we may at any time revoke our consent to our Manager's executing cross transactions. Additionally, unless approved in advance by a majority of our independent directors or pursuant to and in accordance with a policy that has been approved by a majority of our independent directors, all cross transactions must be effected at the then-prevailing market prices. Pursuant to our Manager's current policies and procedures, assets for which there are no readily observable market prices may be purchased or sold in cross transactions (i) at prices based upon third-party bids received through auction, (ii) at the average of the highest bid and lowest offer quoted by third-party dealers, or (iii) according to another pricing methodology approved by our Manager's Chief Compliance Officer.

•
Principal Transactions—defined as transactions between Ellington or our Manager (or any related party of Ellington or our Manager, which includes employees of Ellington and our Manager and their families), on the one hand, and us or one of our subsidiaries, on the other hand. Certain cross transactions may also be considered principal transactions whenever our Manager or Ellington (or any related party of Ellington or our Manager, which includes employees of Ellington and our Manager and their families) have a substantial ownership interest in one of the transacting parties. Our Manager is only authorized to execute principal transactions with the prior approval of a majority of our independent directors and in accordance with applicable law. Such prior approval includes approval of the pricing methodology to be used, including with respect to assets for which there are no readily observable market prices.

•
Investment in other Ellington accounts—pursuant to our management agreement, although we have not done so to date, if we invest at issuance in the equity of any CDO that is managed, structured, or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, the base management and incentive fees payable by us to our Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any such management, origination or structuring fees.

•
Split price executions—pursuant to our management agreement, our Manager is authorized to combine purchase or sale orders on our behalf together with orders for other accounts managed by Ellington, our Manager or their affiliates and allocate the securities or other assets so purchased or sold, on an average price basis or other fair and consistent basis, among such accounts.
Our Manager is authorized to follow very broad investment guidelines. Our independent directors will periodically review our investment guidelines and our portfolio. However, our independent directors generally will not review our proposed asset acquisitions, dispositions, or other management decisions. In addition, in conducting periodic reviews, the independent directors will rely primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our independent directors. Our Manager has great latitude within our broad investment guidelines to determine the types of assets it may decide are proper for purchase by us. The management agreement with our Manager does not restrict the ability of its officers and employees from engaging in other business ventures of any nature, whether or not such ventures are competitive with our business. We may acquire assets from entities affiliated with our Manager, even where the assets were originated by such entities. Affiliates of our Manager may also provide services to entities in which we have invested.
Our executive officers and the officers and employees of our Manager are also officers and employees of Ellington, and we compete with other Ellington accounts for access to these individuals. We have not adopted a policy that expressly prohibits our directors, officers, security holders, or affiliates from having a direct or indirect pecuniary interest in any asset to be acquired or disposed of by us or any of our subsidiaries or in any transaction to which we or any of our subsidiaries is a party or has an interest, nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors, officers, and employees, as well as employees of our Manager who provide services to us, from engaging in any transaction that involves an actual or apparent conflict of interest with us, absent approval by the Board of Directors or except as expressly set forth above or as provided in the management agreement between us and our Manager. In addition, nothing in the management agreement binds or restricts our Manager or any of its affiliates, officers, or employees from buying, selling, or trading any securities or commodities for their own accounts or for the accounts of others for whom our Manager or any of its affiliates, officers, or employees may be acting.
Competition
In acquiring our assets, we compete with mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Residential Mortgage REIT (NYSE:EARN). In addition to existing companies, other companies may be organized for similar purposes, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
Additionally, we may have fewer opportunities to purchase assets meeting our objectives to the extent the U.S. Federal Reserve and the U.S. Treasury purchase such assets pursuant to their various purchase programs.
In the face of this competition, we have access to our Manager's and Ellington's professionals and their industry expertise, which may provide us with a competitive advantage and help us assess risks and determine appropriate pricing for certain potential assets. In addition, we believe that these relationships enable us to compete more effectively for attractive asset acquisition opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
Operating and Regulatory Structure
Tax Requirements
We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, an entity that is treated as a partnership for U.S. federal income tax purposes is not subject to U.S. federal income tax at the entity level. Consequently, holders of our common shares will be required to take into account their allocable share of items of our income, gain, loss, deduction, and credit for our taxable year ending within or with their taxable year, regardless of whether we make cash distributions on a current basis with which to pay any resulting tax.
We believe that we are treated, and will continue to be treated, as a publicly traded partnership. Publicly traded partnerships are generally treated as partnerships for U.S. federal income tax purposes as long as they satisfy certain income and other tests on an ongoing basis. We believe that we have satisfied and will continue to satisfy these requirements and that we have been and will continue to be treated as a partnership for U.S. federal income tax purposes.
Investment Company Act Exclusions
Most of our business is conducted through various wholly-owned and majority-owned subsidiaries in a manner such that neither we nor our subsidiaries are subject to regulation under the Investment Company Act. Under Section 3(a)(1) of the Investment Company Act, a company is deemed to be an "investment company" if:

•	it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities (Section 3(a)(1)(A)); or

•
it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and does own or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (excluding U.S. Government securities and cash) on an unconsolidated basis, or "the 40% Test." "Investment securities" excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe we and our Operating Partnership, will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries.
The 40% Test limits the types of businesses in which we may engage either directly or through our subsidiaries. EF Mortgage LLC, a wholly-owned subsidiary of our Operating Partnership, relies on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. EF Mortgage LLC, in turn, has a wholly-owned subsidiary, EF CMO LLC, which invests in mortgage-related securities and relies on Section 3(c)(7) of the Investment Company Act. EF Mortgage LLC treats its investment in EF CMO LLC as a real estate-related asset for purposes of its own exclusion under Section 3(c)(5)(C). EF Securities LLC, another wholly-owned subsidiary of our Operating Partnership, owns securities, including various kinds of mortgage-related securities and relies on the exemption provided by Section 3(c)(7) of the Investment Company Act; therefore, we treat securities that we own and that were issued by EF Securities LLC as "investment securities" and are required to keep the value of these securities, together with any other investment securities we own, below 40% of our total assets (excluding U.S. Government securities and cash) on an unconsolidated basis. Any subsidiaries we may form in the future may not be majority-owned or wholly-owned by us or our Operating Partnership or might rely on the exemption provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, in which case we would treat securities that we own and that were issued by these types of subsidiaries as "investment securities" and be required to keep the value of these securities, together with the value of the investment in EF Securities LLC and any other investment securities we own, below 40% of our total assets (excluding U.S. Government securities and cash) on an unconsolidated basis. Section 3(c)(5)(C), of the Investment Company Act exclusion upon which EF Mortgage LLC relies, is designed for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the entity's assets consist of qualifying real estate assets and at least 80% of the entity's assets consist of either qualifying real estate assets or real estate-related assets. Qualifying real estate assets for this purpose include mortgage loans, whole pool Agency pass-through certificates, and other assets that the SEC staff has determined in various no-action letters are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets RMBS that do not satisfy the conditions set forth in those SEC staff no-action letters. In classifying the assets held by EF Mortgage LLC as qualifying real estate assets or real estate-related assets, we also will rely on any other guidance published by the SEC staff or on our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
Both the 40% Test and the requirements of the Section 3(c)(5)(C) exclusion limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of assets.
On August 31, 2011, the SEC published a concept release entitled "Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments" (Investment Company Act Rel. No. 29778). This release notes that the SEC is reviewing the 3(c)(5)(C) exemption relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of EF Mortgage LLC regularly, there can be no assurance that EF Mortgage LLC will be able to maintain this exclusion from registration. In that case, our investment in EF Mortgage LLC would be classified as an investment security, and we might not be able to maintain our overall exclusion from registering as an investment company under the Investment Company Act.
If we or our subsidiaries were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the restrictions imposed by the Investment Company Act would require us to make material changes to our strategy which could materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our shareholders. Accordingly, to avoid that result, we may be required to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model and our ability to make distributions. See "Risk Factors—Maintenance of our exclusion from regulation as an investment company under the Investment Company Act imposes significant limitations on our operations."
Investment Advisers Act of 1940
Both Ellington and our Manager are registered as investment advisers under the Investment Advisers Act of 1940 and are subject to the regulatory oversight of the Investment Management Division of the SEC.
Staffing
All of our executive officers, and our partially dedicated personnel which include our Chief Financial Officer, controllers, in-house legal counsel, and internal audit staff are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
Additional Information
A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our internet website at www.ellingtonfinancial.com. All of these reports are made available on our internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also available at www.ellingtonfinancial.com and are available in print to any shareholder upon request in writing to Ellington Financial LLC, c/o Investor Relations, 53 Forest Avenue, Old Greenwich, CT 06870. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.
All reports filed with the SEC may also be read and copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our reports filed with or furnished to the SEC can be obtained at the SEC's website at www.sec.gov.

Item 1A. Risk Factors
If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. In connection with the forward-looking statements that appear in our periodic reports on Form 10-Q and Form 10-K, our Current Reports on Form 8-K and our other disclosure documents, you should also carefully review the cautionary statements referred to in such reports and other disclosure documents referred to under "Special Note Regarding Forward-Looking Statements."
Risks Related To Our Business
Difficult conditions in the mortgage and residential real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest and such conditions may persist for the foreseeable future.
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage markets in the U.S. and Europe have experienced a variety of difficulties and changed economic conditions in the recent past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, and insurance companies incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility.
In the aftermath of the financial crisis, homeowner access to residential mortgage loans has been substantially limited. Lending standards are significantly more stringent than in past periods, and access to many mortgage products has been severely curtailed or eliminated. This financing limitation has had an impact on new demand for homes, has lowered homeownership rates and impacted home price performance. There is a strong correlation between home price depreciation and mortgage loan delinquencies. Any deterioration of the mortgage market and investor perception of the risks associated with RMBS, residential mortgage loans, real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Fannie Mae and Freddie Mac are government-sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration, or "FHA," or guaranteed by the Department of Veterans Affairs, or "VA," is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.
During 2008, there were increased market concerns about Fannie Mae's and Freddie Mac's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government. In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or "FHFA," their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS.
Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The U.S. Treasury could also stop providing financial support for Fannie Mae and Freddie Mac in the future. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA, and Ginnie

Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. In fact, in February 2011, the U.S. Treasury released a white paper entitled "Reforming America's Housing Finance Market" in which the U.S. Treasury outlined three possible options for reforming the U.S. Government's role in housing finance. Under each option, the role of the U.S. Government in the mortgage market would be reduced. On February 21, 2012, the FHFA released its "Strategic Plan for Enterprise Conservatorships," which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually reduce Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. In March 2013, the FHFA announced that it was creating a new entity as it reduces the roles of Fannie Mae and Freddie Mac that may serve as a foundational element of the mortgage market in the future. Since the FHFA first released its strategic plan, there have been a number of other proposals introduced, both from industry groups and by the U.S. Congress. The most recent bill in the U.S. Congress to receive serious consideration is the "Housing Finance Reform and Taxpayer Protection Act of 2013." This draft bill, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency which would provide a financial guarantee that would only be tapped after private institutions and investors stepped in. It remains unclear whether this or any other proposals will become law or, should a proposal become law, if or how the enacted law will differ from the current draft of the bill.
As discussed above, Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically or the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS.
In addition, we rely on our Agency RMBS as collateral for our financings under the reverse repos that we enter into. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain compliance with the terms of any financing transactions.
Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our targeted assets.
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," commenced implementation of programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures, including the Home Affordable Modification Program, or "HAMP," which provides homeowners with assistance in mortgage loan foreclosures, the Hope for Homeowners Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid mortgage loan foreclosures, and the Home Affordable Refinance Program, or "HARP," which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
Loan modification and refinance programs may adversely affect the performance of Agency and non-Agency RMBS. In the case of non-Agency RMBS, a significant number of loan modifications with respect to a given security, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. In addition, it is also likely that loan modifications would result in increased prepayments on some RMBS. See "—Prepayment rates can change, adversely affecting the performance of our assets," below.
The U.S. Congress and various state and local legislatures are considering, and in the future may consider, mortgage-related legislation that would affect our business, including legislation that would permit limited assignee liability for certain violations in the mortgage loan origination process, and legislation that would allow judicial modification of loan principal in the event of personal bankruptcy. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially adversely affect our business, results of operations and financial condition, and our ability to pay dividends to our shareholders, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process.
The existing loan modification programs, together with future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans and/or changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac, or Ginnie Mae, may adversely affect the value of, and the returns on, our assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The principal and interest payments on our non-Agency RMBS are not guaranteed by any entity, including any government entity or GSE, and therefore are subject to increased risks, including credit risk.
Our portfolio includes non-Agency RMBS which are backed by residential mortgage loans that do not conform to the Fannie Mae or Freddie Mac underwriting guidelines, including subprime, manufactured housing, Alt-A, and prime jumbo mortgage loans. Consequently, the principal and interest on non-Agency RMBS, unlike those on Agency RMBS, are not guaranteed by GSEs such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. Government.
Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, terrorism, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent.
In the event of defaults under mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Additionally, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If borrowers default on the mortgage loans backing our non-Agency RMBS and we are unable to recover any resulting loss through the foreclosure process, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders could be materially adversely affected.
Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS we hold.
Many, if not most, of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). These underwriting guidelines were more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines were represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines were in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that were underwritten pursuant to less stringent or looser underwriting guidelines, or that were poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that were underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A and subprime mortgage loans, the performance of RMBS backed by Alt-A and subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.
Our Manager relies on the analytical models (both proprietary and third-party models) of Ellington and information and data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with our asset management activities. If Ellington's models and data prove to be incorrect, misleading, or incomplete, any decisions made in reliance thereon could expose us to potential risks. Our Manager's reliance on Ellington's models and data may induce it to purchase certain assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.
Some of the risks of relying on analytical models and third-party data include the following:

•	collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;

•	information about collateral may be incorrect, incomplete, or misleading;

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
Some models, such as prepayment models or mortgage default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.
All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is input correctly, "model prices" will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders could be materially adversely affected.
Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time, and may differ from the values that would have been used if a ready market for these assets existed.
The values of some of the assets in our portfolio are not readily determinable. We value these assets quarterly at fair value, as determined in good faith by our Manager, subject to the oversight of our Manager's valuation committee. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Manager's determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we may not obtain third-party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income through recording unrealized appreciation or depreciation of our investments and derivative instruments, and so our Manager's determination of fair value has a material impact on our net income.
While in many cases our Manager's determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, our Manager can and does value assets based upon its judgment and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Higher valuations of our assets have the effect of increasing the amount of base management fees and incentive fees we pay to our Manager. Therefore, conflicts of interest exist because our Manager is involved in the determination of the fair value of our assets.
Our business, financial condition and results of operations, and our ability to pay dividends to our shareholders could be materially adversely affected if our Manager's fair value determinations of these assets were materially different from the values that would exist if a ready market existed for these assets.
We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-Agency RMBS and whole mortgage loan pools. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS and whole mortgage loan pools. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS as well as the mortgage loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. These mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our shareholders may be materially adversely affected.
We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly. Such loss mitigation efforts may be unsuccessful or not cost effective.
Both default frequency and default severity of mortgage loans are highly dependent on the quality of the mortgage servicer. We depend on the loss mitigation efforts of mortgage servicers and in some cases "special servicers," which are mortgage servicers who specialize in servicing non-performing loans. If mortgage servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers are far less likely to make those payments. In addition, for the whole mortgage loans that we own directly, we may engage in our own loss mitigation efforts over and beyond the efforts of the mortgage servicers, including more hands-on mortgage servicer oversight and management, borrower refinancing solicitations, as well as other efforts. Our and our mortgage servicers' loss mitigation efforts may be unsuccessful in limiting delinquencies, defaults, and losses, or may not be cost effective, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
One of the biggest risks overhanging the RMBS market has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures (such as involving "robo-signing"), mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The extension of foreclosure timelines also increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential whole loans.
To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
Before making an investment, our Manager may decide to conduct (either directly or using third parties) certain due diligence. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager's due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Sellers of the mortgage loans that underlie the non-Agency RMBS in which we invest may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of the loans held by the trust that issued the RMBS and could cause shortfalls in the payments due on the RMBS.
Sellers of mortgage loans to the trusts that issued the non-Agency RMBS in which we invest made various representations and warranties related to the mortgage loans sold by them to the trusts that issued the RMBS. If a seller fails to cure a material breach of its representations and warranties with respect to any mortgage loan in a timely manner, then the trustee or the servicer of the loans may have the right to require that the seller repurchase the defective mortgage loan (or in some cases substitute a performing mortgage loan). It is possible, however, that for financial or other reasons, the seller either may not be capable of repurchasing defective mortgage loans, or may dispute the validity of or otherwise resist its obligation to repurchase defective mortgage loans. The inability or unwillingness of a seller to repurchase defective mortgage loans from a non-Agency RMBS trust in which we invest would likely cause higher rates of delinquencies, defaults, and losses for the mortgage loans backing such non-Agency RMBS, and ultimately greater losses for our investment in such non-Agency RMBS.
Our assets include subordinated and lower-rated securities that generally have greater risk of loss than senior and higher-rated securities.
Certain securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, these securities may experience significant price and performance volatility relative to more senior securities and they are subject to greater risk of loss than more senior securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Investments in second lien mortgage loans could subject us to increased risk of losses.
We may invest in second-lien mortgage loans or RMBS backed by such loans. If a borrower defaults on a second-lien mortgage loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan), or in the event of a borrower bankruptcy, such loan will be satisfied only after all senior debt is paid in full. As a result, if we invest in second-lien mortgage loans and the borrower defaults, we may lose all or a significant part of our investment.
Prepayment rates can change, adversely affecting the performance of our assets.
The frequency at which prepayments (including both voluntary prepayments by borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans underlying RMBS is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. Many of the mortgage loans underlying our existing RMBS were originated in a relatively higher interest rate environment than currently in effect and, therefore, could be prepaid if borrowers are eligible for refinancing. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the related RMBS. These faster or slower than expected payments may adversely affect our profitability.

We may purchase securities or loans that have a higher interest rate than the then-prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the security or loan. In accordance with U.S. GAAP, we amortize this premium as an expense over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.
We also may purchase securities or loans that have a lower interest rate than the then-prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security or loan. We accrete this discount as income over the expected term of the security or loan based on our prepayment assumptions. If a security or loan is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of investment portfolio and result in a lower than expected yield on securities and loans purchased at a discount to par.
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Since many RMBS, especially fixed rate RMBS, will be discount securities when interest rates are high, and will be premium securities when interest rates are low, these RMBS may be adversely affected by changes in prepayments in any interest rate environment. Prepayment rates are also affected by factors not directly tied to interest rates, and are difficult to predict. Prepayments can also occur when borrowers sell their properties or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the underlying property and/or from the proceeds of a mortgage insurance policy or other guarantee. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from the Agency RMBS pools that they have issued when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the non-performing loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans. Prepayment rates can also be affected by actions of the GSEs and their cost of capital, general economic conditions, and the relative interest rates on fixed and adjustable rate loans. Additionally, changes in the GSEs' decisions as to when to repurchase delinquent loans can materially impact prepayment rates on Agency RMBS.
The adverse effects of prepayments may impact us in various ways. First, particular investments may experience outright losses, as in the case of IOs and IIOs in an environment of faster actual or anticipated prepayments. Second, particular investments may underperform relative to any hedges that our Manager may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates our business, financial condition and results of operations, and ability to pay dividends to our shareholders could be materially adversely affected.
Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets.
Our RMBS investments, especially most fixed rate RMBS and most RMBS backed by fixed rate mortgage loans, decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by ARMs, increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. Additionally, an increase in short-term interest rates would increase the amount of interest owed on our reverse repo borrowings. See "—Interest rate mismatches between our assets and any borrowings used to fund purchases of our assets may reduce our income during periods of changing interest rates."
An increase in interest rates may cause a decrease in the issuance volumes of certain of our targeted assets, which could adversely affect our ability to acquire targeted assets that satisfy our investment objectives and to generate income and pay dividends.
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends to our shareholders may be materially and adversely affected.

Interest rate caps on the ARMs and hybrid ARMs that back our RMBS may reduce our net interest margin during periods of rising interest rates.
ARMs and hybrid ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, our financing costs could increase without limitation while caps could limit the interest we earn on our RMBS backed by ARMs and hybrid ARMs. This problem is magnified for ARMs and hybrid ARMs that are not fully indexed because such periodic interest rate caps prevent the coupon on the security from fully reaching the specified rate in one reset. Further, some ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on RMBS backed by ARMs and hybrid ARMs than necessary to pay interest on our related borrowings. Interest rate caps on RMBS backed by ARMs and hybrid ARMs could reduce our net interest margin if interest rates were to increase beyond the level of the caps, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Residential mortgage loans, including subprime, non-performing, and sub-performing residential mortgage loans, are subject to increased risks.
We acquire and manage residential mortgage loans. Residential mortgage loans, including subprime, non-performing, and sub-performing mortgage loans, are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
Residential mortgage loans are also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies, or "special hazard risk," and to reduction in a borrower's mortgage debt by a bankruptcy court, or "bankruptcy risk." In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards, and other liabilities. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.
If we subsequently resell any whole mortgage loans that we acquire, we may be required to repurchase such loans or indemnify investors if we breach representations and warranties.
If we subsequently resell any whole mortgage loans that we acquire, we would generally be required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements and terms of any securitizations into which we sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against an originating broker or correspondent. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The commercial mortgage loans we acquire and the mortgage loans underlying our CMBS investments are subject to the ability of the commercial property owner to generate net income from operating the property as well as to the risks of delinquency and foreclosure.
Commercial mortgage loans are secured by multi-family or commercial property and are subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location, condition, and design;

•	new construction of competitive properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional, or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates, and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation, and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest, and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to pay dividends to our shareholders.
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
Our investments in CMBS are at risk of loss. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder (generally, the "b-Piece" buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any applicable reserve fund, letter of credit, or classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS we may incur losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is generally appointed by the holders of the most subordinate class of CMBS in such series. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. For further discussion of the risks of our reliance on special servicers, see above "—We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly. Such loss mitigation efforts may be unsuccessful or not cost effective."

A portion of our investments currently are, and in the future may be, in the form of non-performing and sub-performing commercial mortgage loans, or loans that may become non-performing or sub-performing, which are subject to increased risks relative to performing loans.
A portion of our investments currently are, and in the future may be, in the form of commercial whole mortgage loans, including subprime commercial mortgage loans and non-performing and sub-performing commercial mortgage loans, which are subject to increased risks of loss. Such loans may already be, or may become, non-performing or sub-performing for a variety of reasons, for example because the underlying property is too highly leveraged or the borrower falls upon financial distress. Such non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our Manager from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. In addition, our ability to accomplish such restructuring may be limited by the tax rules governing publicly traded partnerships.
In addition, certain non-performing or sub-performing loans that we acquire may have been originated by financial institutions that are or may become insolvent, suffer from serious financial stress, or are no longer in existence. As a result, the standards by which such loans were originated, the recourse to the selling institution, and/or the standards by which such loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.
In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers or junior lenders may resist mortgage foreclosure actions by asserting numerous claims, counterclaims, and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or capital structure or a favorable buy-out of the borrower's or junior lender's position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file, or a junior lender may cause the borrower to file, for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure and associated litigation may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us, and the borrower and junior lenders may continue to challenge whether the foreclosure process was commercially reasonable, which could result in additional costs and potential liability. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property, or defending challenges brought after the completion of a foreclosure, will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest.
Whether or not our Manager has participated in the negotiation of the terms of any such mortgage loans, there can be no assurance as to the adequacy of the protection of the terms of the loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.
Commercial whole mortgage loans are also subject to special hazard risk and to bankruptcy risk. In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.
Our real estate assets and our real estate-related assets (including mortgage loans and MBS) are subject to the risks associated with real property.
We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	continued declines in the value of real estate;

•	acts of God, including earthquakes, floods, and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	potential liabilities for other legal actions related to property ownership including tort claims; and

•	the potential for uninsured or under-insured property losses.
The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We use leverage to finance our investment activities and to enhance our financial returns. Most of our leverage is in the form of short-term reverse repos for our Agency and non-Agency RMBS assets. Other forms of leverage may include credit facilities, including term loans and revolving credit facilities.
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into reverse repos with advance rates, or haircut levels, of 3%, we could theoretically leverage capital allocated to Agency RMBS by a debt-to-equity ratio of as much as 33 to 1.
There is no specific limit on the amount of leverage that we may use. Leverage can enhance our potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will diminish our returns.
Leverage also increases the risk of our being forced to precipitously liquidate our assets. See below "—Our lenders and derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms."
Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders are generally large global financial institutions, with exposures both to global financial markets and to more localized conditions. For example, several of our lenders are large European-based banks whose financial conditions have still not fully recovered from the 2008 financial crisis. Whether because of a subsequent global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the costs of that financing, or could become insolvent, as was the case with Lehman Brothers. Moreover, we are currently party to short-term borrowings (in the form of reverse repos) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our shareholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
Some of our assets are fixed rate securities or have a fixed rate component (such as RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed rate securities if interest rates were to rise above the cap levels. We generally fund our fixed rate targeted assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS we hold are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may decline, which could reduce our net interest margin or result in losses.
Fixed income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates increased significantly, not only will the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers are less likely to prepay their mortgages.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.
While we opportunistically hedge our exposure to changes in interest rates, there can be no assurance that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and can limit the cash available to pay dividends to our shareholders.

Our investments that are denominated in foreign currencies subject us to foreign currency risk, which may adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our investments that are denominated in foreign currencies subject us to foreign currency risk arising from fluctuations in exchange rates between such foreign currencies and the U.S. dollar. While we currently attempt to hedge the vast majority of our foreign currency exposure, we may not always choose to hedge such exposure, or we may not be able to hedge such exposure. To the extent that we are exposed to foreign currency risk, changes in exchange rates of such foreign currencies to the U.S. dollar may adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our lenders and derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms.
Our reverse repo agreements and our derivative contracts allow, to varying degrees, our lenders and derivative counterparties (including clearinghouses) to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we may be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to pay dividends to our shareholders. We receive margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. In the event we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one reverse repo agreement or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, and could increase our risk of insolvency.

Hedging against credit events, interest rate changes, and other risks may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We opportunistically pursue various hedging strategies to seek to reduce our exposure to losses from adverse credit events, interest rate changes, foreign currency fluctuations, and other risks. Hedging against a decline in the values of our portfolio positions does not prevent losses if the values of such positions decline, or eliminate the possibility of fluctuations in the value of our portfolio. Hedging transactions generally will limit the opportunity for gain should the values of our other portfolio positions increase. Further, certain hedging transactions could result in our experiencing significant losses. Moreover, at any point in time we may choose not to hedge all or a portion of our risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge. Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:

•	our Manager may fail to correctly assess the degree of correlation between the hedging instruments and the assets being hedged;

•	our Manager may fail to recalculate, re-adjust, and execute hedges in an efficient and timely manner;

•	the hedging transactions may actually result in poorer overall performance for us than if we had not engaged in the hedging transactions;

•	credit hedging can be expensive, particularly when the market is forecasting future credit deterioration and when markets are more illiquid;

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available hedges may not correspond directly with the risks for which protection is sought;

•	the durations of the hedges may not match the durations of the related assets or liabilities being hedged;

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

•
our hedging instruments are generally structured as derivative contracts, and so are subject to additional risks such as those described above under "—Our lenders and derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms" and below under"—Our use of derivatives may expose us to counterparty risk."

For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on regulated exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping, financial responsibility or segregation of customer funds and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the hedging agreement. Default by a party with whom we enter into a hedging transaction, such as occurred with Lehman Brothers, may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The U.S. Commodity Futures Trading Commission, or "CFTC," and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
In addition, changes to regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or "Dodd-Frank Act," pursuant to which swaps are viewed as commodities for purposes of determining whether an entity is a "commodity pool" for purposes of the Commodity Exchange Act, as amended, have required our Manager to decide whether to limit our swap activity in order to meet certain exemptions from registration with the CFTC or to register as a "commodity pool operator" with the CFTC. Our Manager is currently registered as a "commodity pool operator" operating pursuant to an exemption under CFTC Regulation 4.12. If, in the future, we do not meet the conditions set forth in CFTC Regulation 4.12, such exemption becomes unavailable for any other reason, or our Manager pursues our derivative activities in another manner, we may need to seek another exemption from registration or we and our Manager may become subject to additional disclosure, recordkeeping, and reporting requirements, which may increase our expenses.
Certain of our hedging instruments are regulated by the CFTC and such regulations may adversely impact our ability to enter into such hedging instruments and cause us to incur increased costs.
We enter into interest rate swaps and credit default swaps on corporate indices to hedge risks associated with our portfolio. Entities entering into such swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the CFTC issued new rules regarding such swaps under the authority granted to it pursuant to the Dodd-Frank Act.
The new rules primarily impact our trading of these instruments in two ways. First, beginning on June 10, 2013, certain swaps, including many interest rate and credit default swaps, became subject to mandatory clearing. Under this requirement, subsequent to the execution of the trade, the parties to the trade are required to submit the trade to a central counterparty clearinghouse, or "CCP," for clearing. It is the intent of the Dodd-Frank Act that, by mandating the clearing of swaps in this manner, swap counterparty risk would not become overly concentrated in any single entity, but rather would be spread and centralized among the CCP and its members. We are not a direct member of any CCP, so we must access the CCPs through a futures commission merchant, or "FCM," which acts as intermediary between us and the CCP with respect to all facets of the transaction, including the posting and receipt of required collateral. If we lost access to our FCMs or CCPs, we could potentially be unable to use interest rate swaps and credit default swaps to hedge our risks.
The second way that the new rules impact our trading of these instruments is the Swap Execution Facility, or "SEF," mandate. This mandate came into effect on October 2, 2013, and requires that we execute interest rate swaps or credit default swaps on an electronic platform, rather than over the phone or in some other manner. If we were to lose access to our selected SEFs or we were otherwise unable to communicate with them, this would prevent us from being able to trade these instruments. In addition, as the industry is in the early stages of SEF trading, the process may be slower, which could impact the quality of our execution. If we were unable to execute our hedging trades in a timely manner, particularly in a volatile market environment, we may not be able to execute our strategies in the most advantageous manner.
These reforms, in addition to subjecting our swap transactions to greater initial margin requirements and additional transaction fees charged by CCPs, FCMs, and SEFs, have also subjected our swap transactions to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Additionally, for all swaps we entered into prior to June 10, 2013, we were not required to clear them through the central clearinghouse and as a result these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions described above in "—Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses."

Our use of derivatives may expose us to counterparty risk.
We enter into interest rate swaps and other derivatives that have not been cleared by a CCP. If a derivative counterparty cannot perform under the terms of the derivative contract, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the derivative, and the hedged liability would cease to be hedged by such instrument. If a derivative counterparty becomes insolvent or files for bankruptcy, we may also be at risk for any collateral we have pledged to such counterparty to secure our obligations under derivative contracts, and we may incur significant costs in attempting to recover such collateral.
Our rights under our reverse repos are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.
In the event of our insolvency or bankruptcy, certain reverse repos may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repo, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a reverse repo or to be compensated for any damages resulting from the lenders' insolvency may be further limited by those statutes. These claims would be subject to significant delay and costs to us and, if and when received, may be substantially less than the damages we actually incur.
Certain actions by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
On September 21, 2011, the U.S. Federal Reserve, or the "Federal Reserve," announced "Operation Twist," a program under which it purchased, by the end of December 2012, more than $650 billion of U.S. Treasury securities with remaining maturities between six and thirty years and sold an equal amount of U.S. Treasury securities with remaining maturities of three years or less. In addition, on September 13, 2012, the Federal Reserve announced a third round of quantitative easing, or "QE3," which is an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators show sufficient signs of improvement.
In December 2012, in an effort to keep long-term interest rates at low levels, the Federal Reserve announced an expansion of its asset buying program starting in January 2013, at which time it would commence outright purchases of longer-term U.S. Treasury securities at a pace of $45 billion per month. This new U.S. Treasury securities purchase program replaced "Operation Twist," which expired in December 2012. In December 2013, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced a $10 billion reduction in its monthly asset purchases beginning in January 2014, with the reduction split evenly between Agency RMBS and U.S. Treasury securities, and it added that it would likely reduce the pace of asset purchases in further measured steps to be announced at future meetings. Late in January 2014, the Federal Reserve announced an additional $10 billion reduction in its monthly asset purchases, beginning in February 2014, with the reduction again split evenly between Agency RMBS and U.S. Treasury securities. Although in the immediate aftermath of the purchase reduction announcements interest rates have actually declined, it remains possible that the precipitous termination of (or even just a phasing out of) Federal Reserve asset purchase programs could cause interest rates to rise substantially. See above "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets." Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to increase its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin. The modification or termination by the Federal Reserve of any of its programs could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or shareholder consent, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies at any time without notice to or consent from our shareholders. As a result, the types or mix of, assets, liabilities, or hedging transactions in our portfolio may be different from, and possibly riskier than, the types or mix of assets, liabilities, and hedging transactions that we have historically held, or that are otherwise described in this report. A change in our strategy may increase our exposure to real estate values, interest rates, and other factors. Our Board of Directors determines our investment guidelines and our operational policies, and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization, and dividends or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. Policy changes could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We, Ellington, or its affiliates may be subject to adverse legislative or regulatory changes.
At any time, laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which requires significant revisions to the existing financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking and extended transition periods, but many of these changes could, in the future, materially impact the profitability of our business or the business of our Manager or Ellington, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes new regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that the Company and the Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new requirements as well as to monitor compliance in the future.
We cannot predict when or if any new law, regulation, or administrative interpretation, including those related to the Dodd-Frank Act, or any amendment to any existing law, regulation, or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation, or administrative interpretation, or any revisions in these laws, regulations, or administrative interpretations, including those related to the Dodd-Frank Act, could cause us to change our portfolio, could constrain our strategy, or increase our costs. We could be adversely affected by any change in or any promulgation of new law, regulation, or administrative interpretation.
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
We can give no assurances that regulatory inquiries will not result in investigations of Ellington or its affiliates or enforcement actions, fines or penalties, or the assertion of private litigation claims against Ellington or its affiliates. We believe that the heightened scrutiny of MBS market participants increases the risk of additional inquiries and requests from regulatory or enforcement agencies. In the event regulatory inquiries were to result in investigations, enforcement actions, fines, penalties, or the assertion of private litigation claims against Ellington or its affiliates, our Manager's ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We operate in a highly competitive market.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including mortgage REITs, financial companies, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from maintenance of our publicly traded partnership status for tax purposes and in some cases to avoid adverse tax consequences to our shareholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
For example, our portfolio of mortgage-related assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The lack of liquidity in our assets may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS, residential and commercial mortgage loans, and ABS backed by consumer and commercial assets. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly-traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as the during the 2008 financial crisis), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high cost loans. Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our mortgage-related assets, could subject us, as an assignee or purchaser of the related residential mortgage loans, to monetary penalties and could result in the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

We may be exposed to environmental liabilities with respect to properties in which we have an interest.
In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, the presence of hazardous substances may adversely affect an owner's ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may materially adversely affect the value of the relevant mortgage-related assets held by us.
Risks Related to our Relationship with our Manager and Ellington
We are dependent on our Manager and certain key personnel of Ellington that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.
We do not have any employees of our own. Our officers are employees of Ellington or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager's access to the professionals and principals of Ellington as well as information and deal flow generated by Ellington. The employees of Ellington identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals or principals of Ellington, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager's senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.
The base management fee payable to our Manager is payable regardless of the performance of our portfolio, which may reduce our Manager's incentive to devote the time and effort to seeking profitable opportunities for our portfolio.
We pay our Manager substantial base management fees based on our equity capital (as defined in the management agreement) regardless of the performance of our portfolio. The base management fee takes into account the net issuance proceeds of both common and preferred share offerings. Our Manager's entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in a lower performance of our portfolio and materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our Manager's incentive fee may induce our Manager to acquire certain assets, including speculative or high risk assets, or to acquire assets with increased leverage, which could increase the risk to our portfolio.
In addition to its base management fee, our Manager is entitled to receive an incentive fee based, in large part, upon our achievement of targeted levels of net income. In evaluating asset acquisition and other management strategies, the opportunity to earn an incentive fee based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining liquidity, and/or management of credit risk or market risk, in order to achieve a higher incentive fee. Assets with higher yield potential are generally riskier or more speculative. This could result in increased risk to our portfolio.
Our Board of Directors has approved very broad investment guidelines for our Manager and will not approve each decision made by our Manager to acquire, dispose of, or otherwise manage an asset.
Our Manager is authorized to follow very broad guidelines in pursuing our strategy. While our Board of Directors periodically reviews our guidelines and our portfolio and asset-management decisions, it generally does not review all of our proposed acquisitions, dispositions, and other management decisions. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets. Poor decisions could have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

We compete with Ellington's other accounts for access to Ellington.
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
We compete with other Ellington accounts for opportunities to acquire assets, which are allocated in accordance with Ellington's investment allocation policies.
Many, if not most, of our targeted assets are also targeted assets of other Ellington accounts and Ellington has no duty to allocate such opportunities in a manner that preferentially favors us. Ellington makes available to us all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities.
Since many of our targeted assets are typically available only in specified quantities, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington's accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As part of these policies, accounts that are in a "start-up" or "ramp-up" phase may get allocations above their proportion of available capital, which could work to our disadvantage, particularly because there are no limitations surrounding Ellington's ability to create new accounts. In addition, the policies permit departure from proportional allocations under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security being purchased for an account, which may also result in our not participating in certain allocations.
There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our shareholders.
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and two of our directors, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our directors, also serves as the President and Chief Executive Officer of, and as a Member of the Board of Trustees of, Ellington Residential Mortgage REIT. Ms. Mumford, our Chief Financial Officer, also serves as the Chief Financial Officer of Ellington Residential Mortgage REIT, and Mr. Vranos, our Co-Chief Investment Officer and one of our directors, also serves as the Co-Chief Investment Officer of, and as a Member of the Board of Trustees of, Ellington Residential Mortgage REIT.
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
Acquisitions made for entities with similar objectives may be different from those made on our behalf. Ellington may have economic interests in, or other relationships with, others in whose obligations or securities we may acquire. In particular, such persons may make and/or hold an investment in securities that we acquire that may be pari passu, senior, or junior in ranking to our interest in the securities or in which partners, security holders, officers, directors, agents, or employees of such persons serve on boards of directors or otherwise have ongoing relationships. Each of such ownership and other relationships may result in securities laws restrictions on transactions in such securities and otherwise create conflicts of interest. In such instances, Ellington may, in its sole discretion, make recommendations and decisions regarding such securities for other entities that may be the same as or different from those made with respect to such securities and may take actions (or omit to take actions) in the context of these other economic interests or relationships the consequences of which may be adverse to our interests.
In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Directors, two of our directors are also Ellington employees. Because our Manager earns base management fees that are based on the total amount of our equity capital, and earns incentive fees that are based in part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See below "—Future offerings of debt or equity securities may adversely affect the market price of our common shares" for further discussion of the adverse impact future debt or equity offerings could have on our common shares.
The officers of our Manager and its affiliates devote as much time to us as our Manager deems appropriate, however, these officers may have conflicts in allocating their time and services among us and Ellington and its affiliates' accounts. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager and Ellington employees, other entities that Ellington advises or manages will likewise require greater focus and attention, placing our Manager and Ellington's resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if Ellington or its affiliates did not act as a manager for other entities.
We, directly or through Ellington, may obtain confidential information about the companies or securities in which we have invested or may invest. If we do possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our Manager's and Ellington's management of other accounts could create a conflict of interest to the extent our Manager or Ellington is aware of material non-public information concerning potential investment decisions. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could therefore materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The Manager Group currently owns approximately 13.5% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
The management agreement with our Manager was not negotiated on an arm's-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.
Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Various potential and actual conflicts of interest may arise from the activities of Ellington and its affiliates by virtue of the fact that our Manager is controlled by Ellington.
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement, which was most recently amended and restated effective March 13, 2014, has a current term that expires on December 31, 2014, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Under the terms of the management agreement, our Manager, Ellington, and their affiliates and each of their officers, directors, members, shareholders, managers, investment and risk management committee members, employees, agents, successors and assigns, will not be liable to us for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we will indemnify our Manager,

Ellington, and their affiliates and each of their officers, directors, members, shareholders, managers, investment and risk management committee members, employees, agents, successors and assigns, with respect to all liabilities, judgments, costs, charges, losses, expenses, and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties under the management agreement.
If our Manager ceases to be our Manager pursuant to the management agreement or one or more of our Manager's key personnel ceases to provide services to us, our lenders and our derivative counterparties may cease doing business with us.
If our Manager ceases to be our Manager, including upon non-renewal of our management agreement which has a current term that expires on December 31, 2014, or if one or more of our Manager's key personnel ceases to provide services for us, it could constitute an event of default or early termination event under many of our reverse repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders may be materially adversely affected.
Our Manager's failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our ability to achieve our objectives depends on our Manager's ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager's structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our shareholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common shares. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We do not own the Ellington brand or trademark, but may use the brand and trademark as well as our logo pursuant to the terms of a license granted by Ellington.
Ellington has licensed the "Ellington" brand, trademark, and logo to us for so long as our Manager or another affiliate of Ellington continues to act as our Manager. We do not own the brand, trademark, or logo that we will use in our business and may be unable to protect this intellectual property against infringement from third parties. Ellington retains the right to continue using the "Ellington" brand and trademark. We will further be unable to preclude Ellington from licensing or transferring the ownership of the "Ellington" brand and trademark to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Ellington or others.
Furthermore, in the event our Manager or another affiliate of Ellington ceases to act as our Manager, or in the event Ellington terminates the license, we will be required to change our name and trademark. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated, and otherwise harm our business. Finally, the license is a domestic license in the United States only and does not give us any right to use the "Ellington" brand, trademark, and logo overseas even though we expect to use the brand, trademark, and logo overseas. Our use of the "Ellington" brand, trademark, and logo overseas will therefore be unlicensed and could expose us to a claim of infringement.
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

•	actual or anticipated variations in our quarterly operating results or dividends;

•
changes in our earnings estimates, failure to meet earnings or operating results expectations of public market analysts and investors, or publication of research reports about us or the real estate specialty finance industry;

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	general market and economic conditions;

•	our operating performance and the performance of other similar companies; and

•	changes in accounting principles.
Future offerings of debt or equity securities may adversely affect the market price of our common shares.
In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes, and classes of preferred shares. If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common shares and may result in dilution of owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.
Future sales of our common shares could have an adverse effect on our share price.
We cannot predict the effect, if any, of future sales of our common shares or the availability of our common shares for future sales, on the market price of our common shares. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market prices for our common shares.
Our shareholders may not receive dividends or dividends may not grow over time.
We have not established a minimum distribution payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition, and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or year-to-year increases in dividends. Among the factors that could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders are:

•	our inability to realize positive or attractive returns on our portfolio, whether because of defaults in our portfolio,

decreases in the value of our portfolio, or otherwise;

•	margin calls or other expenditures that reduce our cash flow and impact our liquidity; and

•	increases in actual or estimated operating expenses.
An increase in interest rates may have an adverse effect on the market price of our shares and our ability to pay dividends to our shareholders.
One of the factors that investors may consider in deciding whether to buy or sell our common shares is our dividend rate (or expected future dividend rates) as a percentage of our common share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend rate on our common shares or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common shares could decrease because potential investors may require a higher dividend yield on our common shares as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, such as our reverse repo financing, rising interest rates would result in increased interest expense on this variable rate debt, thereby adversely affecting our cash flow and our ability to service our indebtedness and pay dividends to our shareholders.
Investing in our common shares involves a high degree of risk.
The assets we purchase in accordance with our objectives may result in a higher amount of risk than other alternative asset acquisition options. The assets we acquire may be highly speculative and aggressive and may be subject to a variety of risks, including credit risk, prepayment risk, interest rate risk, and market risk. As a result, an investment in our common shares may not be suitable for investors with lower risk tolerance.
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
Our operating agreement, subject to certain exceptions, contains restrictions on the amount of our shares that a person may own and may prohibit certain entities from owning our shares. Although we do not currently have any subsidiaries that qualify as REITs, it is possible that we may acquire or form a REIT subsidiary in the future. Accordingly, in order to ensure that we are able to satisfy the REIT ownership requirements should we acquire or form a REIT subsidiary in the future, our operating agreement provides that (subject to certain exceptions described below) no person may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code of 1986, as amended, or the "Code," more than 9.8% of the aggregate value or number (whichever is more restrictive) of our outstanding shares.
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
Our Board of Directors, in its sole discretion, may exempt any person from the foregoing restrictions. Any person seeking such an exemption must provide to our Board of Directors such representations, covenants, and undertakings as our Board of Directors may deem appropriate. Our Board of Directors may also condition any such exemption on the receipt of a ruling from the Internal Revenue Service, or "IRS," or an opinion of counsel as it deems appropriate. Our Board of Directors has granted an exemption from this limitation to Ellington and certain affiliated entities of Ellington, subject to certain conditions.
Our rights and the rights of our shareholders to take action against our directors and officers or against our Manager or Ellington are limited, which could limit your recourse in the event actions are taken that are not in your best interests.
Our operating agreement limits the liability of our directors and officers to us and our shareholders for money damages, except (i) for any breach of such person's duty of loyalty to us or our shareholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law; or (iii) for any transaction from which such person derived an improper benefit.
In addition, our operating agreement authorizes us to obligate our company to indemnify our present and former directors and officers (except in certain limited circumstances) for actions taken by them in those capacities to the maximum extent permitted by Delaware law if such person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person's conduct was unlawful. We have entered into indemnification agreements with our directors and officers implementing these indemnification provisions that obligate us to indemnify them to the maximum extent permitted by Delaware law. Such indemnification includes defense costs and expenses incurred by such officers and directors.
Our management agreement with our Manager requires us to indemnify our Manager and its affiliates against any and all claims and demands arising out of claims by third parties caused by acts or omissions of our Manager and its affiliates not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of our Manager's duties under the management agreement.
In light of the liability limitations contained in our operating agreements and our management agreement with our Manager, as well as our indemnification arrangements with our directors and officers and our Manager, our and our shareholders' rights to take action against our directors, officers, and Manager are limited, which could limit your recourse in the event actions are taken that are not in your best interests.
Maintenance of our exclusion from regulation as an investment company under the Investment Company Act imposes significant limitations on our operations.
We have conducted and intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Both we and our Operating Partnership will be organized as holding companies and will conduct our business primarily through wholly-owned subsidiaries of our Operating Partnership. The securities issued by our Operating Partnership's subsidiaries that are excluded from the definition of "investment company" under Section 3(c)(7) of the Investment Company Act, together with other investment securities our Operating Partnership may own, cannot exceed 40% of the value of all our operating partnership's assets (excluding U.S. Government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Certain of our operating partnership's subsidiaries may rely on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion requires that at least 55% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.
To classify the assets held by our subsidiaries as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. In fact, in August 2011, the SEC published a concept release in which it asked for comments on this exclusion from regulation. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the definition of an investment company under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion or exemption from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model, and our ability to pay dividends to our shareholders.
If we were required to register as an investment company under the Investment Company Act, we would be subject to the restrictions imposed by the Investment Company Act, which would require us to make material changes to our strategy.
If we are deemed to be an investment company under the Investment Company Act, we would be required to materially restructure our activities or to register as an investment company under the Investment Company Act, which would have a material adverse effect on our business, financial condition, and results of operations. In connection with any such restructuring, we may be required to sell portfolio assets at a time we otherwise might not choose to do so, and we may incur losses in connection with such sales. Further, our Manager may unilaterally terminate the management agreement if we become regulated as an investment company under the Investment Company Act. Further, if it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company.
U.S. Federal Income Tax Risks
Your investment has various U.S. federal, state, and local income tax risks.
We strongly urge you to consult your own tax advisor concerning the effects of federal, state, and local income tax law on an investment in our common shares and on your individual tax situation.
If we fail to satisfy the "qualifying income exception" under the tax rules for publicly traded partnerships, all of our income will be subject to an entity-level tax.
We believe that we have been and will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, if a partnership is "publicly traded" (as defined in the Code), it will be treated as a corporation for U.S. federal income tax purposes. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code and it would not be included in the definition of a regulated investment company, or "RIC," under Section 851(a) of the Code if it were a domestic corporation (which generally applies to entities required to register under the Investment Company Act). We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest, and gains from the sale or other disposition of stocks, bonds, and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities. Interest is not qualifying income if it is derived in the "conduct of a financial or insurance business" or is based, directly or indirectly, on the income or profits of any person. Our income currently consists primarily of interest income, income and gains from interest rate derivatives, credit derivatives, and other derivatives, and gains from the sale of securities (including income from the short sale of securities), all of which is generally qualifying income for purposes of the qualifying income exception.
If we fail to satisfy the "qualifying income exception" described above, we would be treated as a corporation for U.S. federal income tax purposes. In that event, items of income, gain, loss, deduction, and credit would not pass through to holders of our common shares and such holders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. We would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on some or all of our income. Distributions to holders of our common shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. Additionally, distributions paid to non-U.S. holders of our common shares would be subject to U.S. federal withholding taxes at the rate of 30% (or such lower rate provided by an applicable tax treaty). Thus, if we were treated as a corporation, such treatment would result in a material reduction in cash flow and after-tax returns for holders of our common shares and thus would result in a substantial reduction in the value of our common shares.

If certain portions of a recently released discussion draft of tax reform legislation were introduced as legislation and enacted in their current form, we would be unable to qualify for taxation as a partnership subsequent to December 31, 2016, and consequently, we may either be limited in making investments and conducting hedging strategies, or we would be subject to an entity-level tax.
As described above, a publicly traded partnership will be treated as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as at least 90% of its gross income for each taxable year constitutes qualifying income for purposes of the qualifying income exception. On February 26, 2014, House Ways and Means Committee Chairman Dave Camp (R-MI) released a discussion draft of tax reform legislation (the "Discussion Draft"). Among the proposals in the Discussion Draft is a provision that would limit the definition of "qualifying income" so that it applies only to income and gain from certain activities relating to minerals or natural resources. The Discussion Draft provides that this change would be effective for taxable years beginning after December 31, 2016. If the Discussion Draft were to be introduced as legislation and enacted into law in its present form, we would fail to satisfy the qualifying income exception. Under such a scenario, we could choose to elect to qualify as a REIT. Complying with the tax requirements applicable to REITs could force us to forego investments we might otherwise make or avoid hedging strategies in which we would otherwise engage, or, alternatively, acquire such investments or engage in such strategies through a taxable subsidiary. If we did not choose to elect to qualify as a REIT under such a scenario, we would be treated as a corporation for U.S. federal income tax purposes subsequent to our 2016 tax year. In that event, items of income, gain, loss, deduction, and credit would not pass through to holders of our common shares and such holders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. We would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on some or all of our income. Distributions to holders of our common shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. Additionally, distributions paid to non-U.S. holders of our common shares would be subject to U.S. federal withholding taxes at the rate of 30% (or such lower rate provided by an applicable tax treaty). Thus, if we were treated as a corporation and chose not to elect to qualify as a REIT, such treatment could result in a material reduction in cash flow and after-tax returns for holders of our common shares and thus could result in a substantial reduction in the value of our common shares.
Holders of our common shares will be subject to U.S. federal income tax on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income in excess of our cash distributions.
We believe that we have been and will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to U.S. federal income taxation and, in some cases, state, local, and foreign income taxation, on their allocable share of our items of income, gain, loss, deduction, and credit, regardless of whether or when they receive cash distributions. Individuals, trusts, and estates that are U.S. holders and whose income exceeds certain thresholds are also subject to a Medicare tax on their share of our taxable income. In addition, certain of our assets may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, it is possible that the U.S. federal income tax liability of shareholders with respect to their respective allocable shares of our earnings in a particular taxable year could exceed the cash distributions we make to shareholders with respect to that taxable year, thus requiring out-of-pocket tax payments by shareholders. Furthermore, if we did not make cash distributions with respect to a taxable year, holders of our common shares would still have a tax liability attributable to their allocation of our taxable income for that taxable year.
The ability of holders of our common shares to deduct certain expenses incurred by us may be limited.
We believe that the expenses incurred by us and our Operating Partnership, including base management fees and incentive fees paid to our Manager, will generally not be treated as "miscellaneous itemized deductions" and will be deductible as ordinary trade or business expenses. In general, "miscellaneous itemized deductions" may be deducted by a holder of our common shares that is an individual, estate, or trust only to the extent that such deductions exceed, in the aggregate, 2% of such holder's adjusted gross income. There are also limitations on the deductibility of itemized deductions by individuals whose adjusted gross income exceeds a specified amount, adjusted annually for inflation. In addition, "miscellaneous itemized deductions" are also not deductible in determining the alternative minimum tax liability of a holder. Although we believe that our and our Operating Partnership's expenses generally will not be treated as "miscellaneous itemized deductions," there can be no assurance that the IRS will not successfully challenge that treatment. In that event, a holder's inability to deduct all or a portion of such expenses could result in an amount of taxable income to such holder with respect to us that exceeds the amount of cash actually distributed to such holder for the year.

Tax-exempt holders of our common shares will likely recognize significant amounts of "unrelated business taxable income," the amount of which may be material.
An organization that is otherwise exempt from U.S. federal income tax is nonetheless subject to taxation with respect to its "unrelated business taxable income," or "UBTI." Because we have incurred and will incur "acquisition indebtedness" with respect to many of our investments, a proportionate share of a holder's income from us with respect to such investments will be treated as UBTI. Accordingly, tax-exempt holders of our common shares will likely recognize significant amounts of UBTI. For certain types of tax-exempt entities, the receipt of any UBTI might have adverse consequences. Tax-exempt holders of our common shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our common shares.
There can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to non-U.S. holders of our common shares.
While it is expected that our method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our common shares, there can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to such non-U.S. holders. If a non-U.S. holder were treated as being engaged in a U.S. trade or business in any year because our activities in such year constituted a U.S. trade or business, such holder generally would be required to (i) file a U.S. federal income tax return for such year reporting their allocable portion, if any, of our income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at regular U.S. tax rates on any such income. Additionally, we would be required to withhold tax at the highest applicable tax rate on a non-U.S. holder's allocable share of our effectively connected income. Non-U.S. holders that are corporations also would be required to pay branch profits tax at a 30% rate (or such lower rate provided by an applicable treaty). To the extent our income is treated as effectively connected income, it may also be treated as non-qualifying income for purposes of the qualifying income exception.
If the IRS challenges certain aspects of our Operating Partnership structure, the taxable income allocated to the holders of our common shares could be adjusted (possibly retroactively) and our ability to provide tax information on a timely basis could be negatively affected.
Since January 1, 2013, we have held all of our assets and conducted all of our operations through our Operating Partnership. Although we have made an election to adjust the basis in our assets upon a transfer of our shares under Section 754 of the Code, our Operating Partnership does not intend to make a Section 754 election. As a result of our Section 754 election, each holder that purchases our shares will have an initial tax basis in our assets (i.e., OP Units) that reflects such holder's purchase price. Because our Operating Partnership will not make a Section 754 election, we believe that our Operating Partnership will not be required to make corresponding tax basis adjustments with respect to its assets. It is possible that the IRS might challenge this position, and if such challenge were upheld, any holder who purchased our shares when our diluted book value per share exceeded the holder's per share purchase price would be allocated additional income (and/or a lesser amount of loss) in an amount per share approximately equal to such excess, ignoring any offsetting allocations of operating loss and assuming that our diluted book value per share at the end of the taxable year was equal to or greater than the diluted book value per share at the time of purchase. No complete assurance can be provided that the IRS will not successfully assert that the tax basis of the assets held by our Operating Partnership must be adjusted upon a purchase of our shares.
On its initial tax return, our Operating Partnership will attach the election it made under Section 475(f) of the Code to mark to market for U.S. federal income tax purposes the securities it holds as a trader. We attached such an election to our initial tax return as well. Because an interest in a non-publicly traded partnership, such as our Operating Partnership, is not considered a "security" subject to the mark-to-market rules of Section 475(f) of the Code, we do not anticipate that the assets we hold directly (i.e., our OP Units) will be required to be marked to market. As noted above, we intend to cause our Operating Partnership to attach its election to be a trader under Section 475(f) of the Code to its initial tax return. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. We believe that our Operating Partnership qualified and continues to qualify as a trader and that we qualified as trader prior to January 1, 2013. There can be no assurance that we or our Operating Partnership have qualified or will continue to qualify as a trader in securities eligible for the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our Operating Partnership's qualification as a trader. If our or our Operating Partnership's qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount of taxable income and the tax character of taxable income recognized by us and allocated to the holders of our shares. An inability to utilize the mark-to-market election might also have an adverse effect on our ability to provide tax information to holders of our shares on a timely basis. The IRS could also challenge any conventions that we use in computing, or in allocating among holders of our shares, any gain or loss resulting from the mark-to-market election.
In addition, we intend to take the position that our Operating Partnership's mark-to-market gain or loss, and any gain or loss on the actual disposition of marked-to-market assets, should be treated as ordinary income or loss. However, because the law is unclear as to the treatment of assets that are held for investment, and the determination of which assets are held for investment, the IRS could take the position that the mark-to-market gain or loss attributable to certain of our Operating Partnership's assets should be treated as capital gain or loss and not as ordinary gain or loss. In that case, we will not be able to offset our non-cash ordinary income with capital losses from such assets, which could increase the amount of our non-cash taxable income recognized by us and allocated to the holders of our shares. The tax on such taxable income allocated to you may be in excess of our cash distributions to you.
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
To be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of "qualifying income." Interest income will not be qualifying income for the qualifying income exception if it is derived from "the conduct of a financial or insurance business." This requirement limits our ability to originate loans or acquire loans originated by our Manager and its affiliates. In addition, we intend to operate so as to avoid generating a significant amount of income that is treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders. In order to comply with these requirements, we (or our subsidiaries) may be required to invest through foreign or domestic corporations or forego attractive business opportunities. Thus, compliance with these requirements may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
The IRS Schedules K-1 we will provide will be significantly more complicated than the IRS Forms 1099 provided by REITs and regular corporations, and holders of our common shares may be required to request an extension of time to file their tax returns.
Holders of our common shares are required to take into account their allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year. We have agreed to use reasonable efforts to furnish holders of our common shares with tax information (including IRS Schedule K-1, which describes their allocable share of such items for our preceding taxable year) as promptly as practicable after the end of each taxable year. However, we may not be able to provide holders of our common shares with tax information on a timely basis. Because holders of our common shares will be required to report their allocable share of each item of our income, gain, loss, deduction, and credit on their tax returns, tax reporting for holders of our common shares will be significantly more complicated than for shareholders in a REIT or a regular corporation. In addition, delivery of this information to holders of our common shares will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, holders of our common shares will need to apply for extensions of time to file their tax returns.
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of our common shares.
The U.S. federal income tax treatment of holders of our common shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. Also, the IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments we have previously made. We and holders of our common shares could be adversely affected by any such change in, or any new tax law, regulation or interpretation. Our operating agreement permits our Board of Directors to modify (subject to certain exceptions) the operating agreement from time to time, without the consent of the holders of our common shares. These modifications may address, among other things, certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of our common shares. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of our common shares in a manner that reflects their distributive share of our items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of our common shares.
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
Item 3. Legal Proceedings
Neither we nor our Manager is currently subject to any legal proceedings that we or our Manager considers material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings." Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any of these inquiries or requests. Ellington and we cannot provide any assurance that any such inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EFC" since October 8, 2010. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported by the NYSE:

	Common Stock Sales Price
	High	Low
2013:
First Quarter	$26.98	$22.61
Second Quarter	$26.66	$21.36
Third Quarter	$23.33	$21.12
Fourth Quarter	$24.18	$22.40

2012:
First Quarter	$20.08	$17.16
Second Quarter	$21.91	$19.38
Third Quarter	$23.48	$21.09
Fourth Quarter	$23.01	$21.12
The closing price for our common shares, as reported by the NYSE on March 7, 2014, was $24.14.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 7, 2014, we had an aggregate of 104 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Dividends
While we have historically paid dividends to holders of our common shares on a quarterly basis, the declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. In setting our dividends, our Board of Directors takes into account, among other things, our earnings, our financial condition, our working capital needs, and new investment opportunities. In particular, we may lower or suspend dividends when we believe it is prudent to do so for liquidity management purposes, during financial crises or extreme market dislocations, or in order to take advantage of what we deem to be extraordinary investment opportunities. Furthermore, it is possible that some of our future financing arrangements could contain provisions restricting our ability to pay dividends. In addition, our ability to pay dividends is subject to certain restrictions under the Delaware LLC Act. Under the Delaware LLC Act, a limited liability company generally is not permitted to pay a dividend if, after giving effect to the dividend, the liabilities of the company will exceed the value of the company's assets. Shareholders generally will be subject to U.S. federal income tax (and any applicable state and local taxes) on their respective allocable shares of our net taxable income regardless of the timing or amount of dividend we pay to our shareholders.

The following table sets forth the dividends per share we have paid to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2013:
First Quarter	$0.77	May 31, 2013	June 17, 2013
Second Quarter	$0.77	August 30, 2013	September 16, 2013
Third Quarter	$0.77	November 29, 2013	December 16, 2013
Fourth Quarter	$0.77	February 28, 2014	March 17, 2014

For the year ended December 31, 2012:
First Quarter	$0.70	June 1, 2012	June 15, 2012
Second Quarter	$0.70	August 31, 2012	September 17, 2012
Third Quarter	$0.70	November 30, 2012	December 17, 2012
Fourth Quarter	$1.52(1)	March 1, 2013	March 15, 2013

(1)	Includes a special dividend for the 2012 fiscal year in the amount of $0.75 per share.
We cannot assure you that we will pay any future dividends to our shareholders and the dividends set forth in the table above are not intended to be indicative of the amount and timing of future dividends, if any.
We generally refer to payments made to our shareholders with respect to our common shares as "dividends" for purposes of this Annual Report on Form 10-K. For U.S. federal income tax purposes, those payments will be treated as distributions from a partnership.
Unregistered Sales of Equity Securities
Pursuant to our 2007 Individual Long-Term Incentive Plan, on December 12, 2013, we granted 8,742 LTIP units to Lisa Mumford, our partially dedicated Chief Financial Officer, and 1,530 LTIP units to another employee of our Manager. The LTIP units are subject to forfeiture restrictions that will lapse with respect to 4,371 of the LTIP units granted to Lisa Mumford and 1,530 of the LITP units granted to another employee of the manager on December 12, 2014. The forfeiture restrictions on the remaining 4,371 LTIP units granted to Lisa Mumford will lapse on December 12, 2015. Once vested, the LTIP units may be converted at the election of the holder into common shares representing limited liability interests of the Company on a one-for-one basis. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(2) of the Securities Act.
Purchases of Equity Securities
On August 4, 2011, our Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price, and the our financial performance, among other considerations. As of December 31, 2013, we have repurchased 217,619 shares under our current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the "FTSE NAREIT MREIT"). The comparison is for the period from October 8, 2010, the day our common shares commenced trading on the NYSE, to December 31, 2013, and assumes in each case, a $100 investment on October 8, 2010 and the reinvestment of dividends.
The actual cumulative total returns shown on the graph above are as follows:

	October 8, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Ellington Financial LLC	$100.00	$105.93	$92.12	$135.41	$159.93
S&P 500	$100.00	$108.42	$110.71	$128.42	$169.97
FTSE NAREIT MREIT	$100.00	$108.17	$105.49	$126.86	$124.86
Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 2013, 2012, 2011, 2010, and 2009, and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. The consolidated financial information presented below as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011, has been derived from our audited financial statements included elsewhere in this Annual Report. The consolidated financial information as of December 31, 2011, 2010, and 2009, and for the years ended December 31, 2010 and 2009, was derived from our historical audited consolidated financial statements not included in this Annual Report.
Since the information presented below is only selected financial data and does not provide all of the information contained in our historical consolidated financial statements included elsewhere in this Annual Report, including the related notes, you should read it in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements, including the related notes to our consolidated financial statements, included in this Annual Report.

Condensed Statement of Operations

	Year Ended December 31,
	2013	2012	2011	2010	2009
(In thousands except per share amounts)
Investment Income:
Interest Income	$85,740	$63,857	$63,540	$45,627	$51,715
Expenses:
Base management fee	9,115	6,835	5,744	4,910	4,247
Incentive fee	8,366	19,145	612	4,428	18,874
Interest expense	11,025	7,799	6,647	3,826	2,461
Other investment related expenses	496	—	—	—	—
Other operating expense	7,083	5,891	5,842	7,676	7,782
Total expenses	36,085	39,670	18,845	20,840	33,364
Net Investment Income	49,655	24,187	44,695	24,787	18,351
Net Realized and Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation:
Net realized gain (loss) on:
Investments	39,485	23,550	10,524	23,089	(18,292)
Financial derivatives	(21,479)	(34,797)	16,307	2,072	6,110
Foreign currency transactions	(4)	—	—	—	—
	18,002	(11,247)	26,831	25,161	(12,182)
Change in net unrealized gain (loss) on:
Investments	(1,819)	70,789	(39,321)	5,627	88,423
Financial derivatives	13,482	13,417	(21,878)	(15,004)	(1,211)
Foreign currency translations	42	—	—	—	—
	11,705	84,206	(61,199)	(9,377)	87,212
Net Realized and Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation	29,707	72,959	(34,368)	15,784	75,030
Net Increase in Equity Resulting from Operations	79,362	97,146	10,327	40,571	93,381
Less: Net Increase in Equity Resulting From Operations Attributable to Non-controlling Interests	838	—	—	—	—
Net Increase in Shareholders' Equity Resulting from Operations	$78,524	$97,146	$10,327	$40,571	$93,381
Net Increase in Shareholders' Equity Resulting from Operations per share	$3.28	$5.31	$0.61	$3.04	$7.52
Dividends per common share(1)	$3.08	$3.62	$1.60	$2.51	$3.75
Dividends(1)	$80,198	$72,615	$26,991	$40,577	$46,287

(1)
Dividends are declared and paid on a quarterly basis in arrears. For example, dividends for the fiscal year ended December 31, 2013 include the dividend declared on February 11, 2014 for the fourth quarter of 2013. In the case of the year ended December 31, 2012, dividend amounts also include a special dividend declared for the 2012 fiscal year.

Condensed Consolidated Statement of Assets, Liabilities, and Equity

	As of December 31,
	2013	2012	2011	2010	2009
(In thousands except per share amounts)
Cash and cash equivalents	$183,489	$59,084	$62,737	$35,791	$102,863
Investments at fair value	1,730,130	1,375,116	1,212,483	1,246,067	755,441
Financial derivatives–assets, at fair value	59,664	48,504	102,871	201,335	123,638
Repurchase agreements	27,962	13,650	15,750	25,684	—
Receivable for securities sold	883,005	626,919	533,708	799,142	513,821
Due from brokers	82,571	22,744	34,163	20,394	23,071
Other assets	8,377	6,098	6,343	5,909	11,831
Total assets	2,975,198	2,152,115	1,968,055	2,334,322	1,530,665
Investments sold short at fair value	845,614	622,301	462,394	775,145	502,544
Financial derivatives–liabilities, at fair value	44,791	15,212	27,040	21,030	14,046
Reverse repurchase agreements	1,236,166	905,718	896,210	777,760	559,978
Payable for securities purchased	193,047	57,333	127,517	184,013	41,645
Due to brokers	19,762	30,954	79,735	166,409	106,483
Other liabilities	9,769	14,242	4,243	6,293	6,175
Total liabilities	2,349,149	1,645,760	1,597,139	1,930,650	1,230,871
Equity	626,049	506,355	370,916	403,672	299,794
Less: Non-controlling interests	5,648	—	—	—	—
Shareholders' Equity	$620,401	$506,355	$370,916	$403,672	$299,794
Shareholders' equity per common share	$24.40	$24.86	$22.55	$24.47	$25.04
Shareholders' equity per common share, diluted	$23.99	$24.38	$22.03	$23.91	$24.27
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Annual Report on Form 10-K, except where the context suggests otherwise, "EFC," "we," "us," and "our" refer to Ellington Financial LLC and its subsidiaries, our "Manager" refers to Ellington Financial Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms.
Executive Summary
We are a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored enterprise, residential mortgage loans, mortgage-related derivatives, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities, and derivatives. We also may opportunistically acquire and manage other types of financial asset classes, such as securities backed by consumer and commercial assets, or "ABS," non-mortgage-related derivatives, and real property. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 19-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
Effective January 1, 2013, we conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, our consolidated operating partnership subsidiary (the "Operating Partnership"). As of December 31, 2013, we have an ownership interest of approximately 99.2% in the Operating Partnership. The interest of approximately 0.8% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders. We seek to attain this objective by utilizing an opportunistic strategy to make investments, without restriction as to ratings, structure, or position in the capital structure, that we believe compensate us appropriately for the risks associated with them rather than targeting a specific yield. Our evaluation of the potential risk-adjusted return of any potential investment typically involves weighing the potential returns of such investment under a variety of economic scenarios against the perceived likelihood of the various scenarios. Potential investments subject to greater risk (such as those with lower credit ratings and/or those with a lower position in the capital structure) will generally require a higher potential return to be attractive in comparison to investment alternatives with lower potential return and a lower degree of risk. However, at any particular point in time, depending on how we perceive the market's pricing of risk both generally and across sectors, we may favor higher-risk assets or we may favor lower-risk assets, or a combination of the two in the interests of portfolio diversification or other considerations.
Through December 31, 2013, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that this will continue. However, while we believe opportunities in MBS remain plentiful, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing or non-performing. We purchased our first pool of non-performing residential loans in December 2013. We also have investments in small balance distressed commercial loans and in collateralized loan obligations, or "CLOs." We believe that Ellington's proprietary research and analytics allows our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our non-Agency strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2013, we financed our asset purchases almost exclusively through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities, and Equity as "Securitized debt." This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency assets, which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
In May 2013, we completed a follow-on common share offering which resulted in net proceeds of $125.3 million, after offering costs. Proceeds from the offering were fully deployed during the second quarter into our targeted assets.
In the latter part of the second quarter of 2013, we increased our level of cash holdings, both as a buffer against increased market volatility and so as to be able to take advantage of potential investment opportunities. For similar reasons, we maintained a higher level of cash holdings through the remainder of 2013.
As of December 31, 2013, outstanding borrowings under reverse repos and securitized debt were $1.2 billion and our debt-to-equity ratio was 1.98 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of December 31, 2013, approximately 68.1% or $842.3 million relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, mortgage loans, and other ABS (which we refer to collectively as our non-Agency portfolio).
We opportunistically hedge our credit risk, interest rate risk, and foreign currency risk; however, at any point in time we may choose not to hedge all or a portion of these risks, and we will generally not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.
We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.
As of December 31, 2013, our diluted book value per share was $23.99 as compared to $24.38 as of December 31, 2012.

Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market include the following:

•
Federal Reserve and Monetary Policy—In December 2013, the U.S. Federal Reserve, or the "Federal Reserve," announced its intention to reduce, beginning in January 2014, the pace of its asset purchases under its accommodative monetary policies; the timing and degree of the Federal Reserve's reduction in asset purchases, or "taper," had been the subject of heightened market speculation since mid-2013;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for December 2013 showed that, on average, home prices had increased from December 2012 by 13.6% for its 10-City Composite and by 13.4% for its 20-City Composite, resulting in its best calendar year return since 2005; meanwhile, the Freddie Mac survey 30-year mortgage rate ended the year at 4.48%, up 34% from its 3.35% level at the end of 2012;

•
Non-Performing Residential Loan Market—The U.S. distressed residential market has an estimated $600 billion of supply, representing roughly 3.3 million units, as inventories of seriously delinquent loans, foreclosures, and REO (real estate owned) remain elevated;

•	Government Sponsored Enterprise, or "GSE," Developments—On December 10, 2013, the U.S. Senate confirmed Mel Watt as the next head of the Federal Housing Finance Agency, or "FHFA,";

•
Bank Regulatory Capital—Recent proposed changes, if finalized, will increase regulatory capital requirements for the largest, most systemically significant U.S. banks and their holdings companies; this could potentially alter these institutions' appetite for various risk-taking activities, and could ultimately affect the terms and availability of our reverse repo financing; and

•
Portfolio Overview, Liquidity, and Valuations—Non-Agency MBS rallied for most of 2013 as underlying strength in housing market data continued to provide support to valuations, while Agency RMBS experienced a heightened level of volatility as uncertainty and speculation around future actions of the Federal Reserve dominated the market.

Federal Reserve and Monetary Policy
In December 2013 and then again in January 2014, the Federal Reserve announced reductions in its purchases of Agency RMBS and U.S. Treasury securities under its monthly asset purchase program. Prior to these "taper" announcements, and since September 2012, the Federal Reserve had been purchasing long-dated U.S. Treasury securities and Agency RMBS assets at the pace of $85 billion per month—comprised of $45 billion of U.S. Treasury securities and $40 billion of Agency RMBS. Based on the December and January announcements, the combined monthly reduction in asset purchases amounts to $20 billion, split evenly between Agency RMBS and U.S. Treasury securities. The Federal Reserve continues to reinvest principal payments from these holdings into additional asset purchases. The decision to reduce the pace of monthly purchases to $65 billion was made by the Federal Reserve in light of its view that the broader economy has strengthened considerably. To the extent that labor market conditions continue to improve and inflation remains near desired levels, the Federal Reserve has noted that it will likely continue to reduce the pace of asset purchases in further measured steps at future meetings. Notwithstanding the improvements in the economy, the Federal Reserve continues to express concern that inflation persistently below its 2% objective could pose risks to economic performance.
In addition to announcing its intention to reduce its monthly asset purchases, the Federal Reserve reiterated its intention to maintain the target range for the federal funds rate at 0% to 0.25% as long as the unemployment rate remains above 6.5% and as long as the inflation rate over the next one to two years is projected to be no more than a half a percentage point above the Federal Open Market Committee's, or "FOMC," 2% longer-run goal. However, as the unemployment rate is actually approaching 6.5%, the Federal Reserve has noted that it would soon be appropriate for the FOMC to change its forward guidance in order to provide information about its decisions regarding the federal funds rate after that threshold is crossed. The asset purchase program and the maintenance of a low federal funds rate, among various other measures, were put into place by the Federal Reserve in response to the elevated level of U.S. unemployment and the slow pace of the economic recovery in the aftermath of the 2008 financial crisis. The stated goal of the Federal Reserve's actions, in implementing these policies, was to maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.
During the middle and second half of 2013, as the U.S. unemployment rate declined and the economy continued to show signs of improvement, market speculation about the timing of a decision by the Federal Reserve to taper its monthly asset purchases caused interest rates to rise and prices of long-dated U.S. Treasury securities and Agency RMBS to fall. In fact, all major fixed income sectors experienced substantial price declines during this period, including U.S. Treasury securities, Agency RMBS, and to a lesser extent credit-sensitive sectors such as high-yield corporate bonds and non-Agency MBS. Agency RMBS were especially hard-hit through the end of the year, as heavy selling by mutual bond funds, exchange-traded funds, and mortgage REITs exacerbated the price declines and overall volatility. By December 31, 2013, the benchmark 10-year U.S. Treasury yield had risen to 3.03%, up from 1.76% as of December 31, 2012.
Following the December 2013 and January 2014 taper announcements, interest rates declined significantly. By February 28, 2014, the 10-year U.S. Treasury yield had fallen back to 2.65%, and prices of Agency RMBS have rallied as a result. As an example, the price of TBA 30-year Fannie Mae 3.5%s, a widely traded Agency RMBS, rose to 101.41 as of February 28, 2014, up from 99.34 as of December 31, 2013. The decline in interest rates is likely due, at least in part, to a market perception of a lower level of uncertainty around future Federal Reserve actions.
Notwithstanding the recent decline in interest rates and the greater clarity around Federal Reserve asset purchasing activities, we believe that there remains substantial risk that interest rates could begin to rise again. This reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its December 2013 National Foreclosure Report:

	As of
Number of Units(1)	December 2013	December 2012
Seriously Delinquent Mortgages	1,978	2,637
Foreclosure Inventory	837	1,217
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
Another interesting development can be seen in monthly delinquency roll rate statistics, as shown in the following table:

	As of
Roll Rates (3 Month Moving Average)	October 2013	July 2013
Current to 90+	0.37%	0.35%
90+ to Foreclosure	5.06%	4.51%
Foreclosure to Current	1.80%	1.07%
Note: Current includes loans that are 30 and 60 days delinquent; 90+ excludes foreclosures and REO property.
Roll rates represent the rates at which mortgages move from one category to another toward foreclosure. As can be seen in the table above, between July 2013 and October 2013, the rate at which mortgages have been rolling from current to 90+ days delinquent has grown from 0.35% in July to 0.37% in October. We view these levels as generally indicative of a healthy mortgage environment. The rise in transition speeds from 90+ days delinquent to foreclosure is mainly attributable to the declining supply of delinquent mortgages, rather than the ability of courts and servicers to initiate a greater number of foreclosure proceedings. The large increase in cure rates (foreclosure to current) for mortgages in foreclosure is in large part the result of increased loan modification rates that have accompanied large-scale servicing transfers in recent months from less efficient to more efficient servicers.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for December 2013 showed that, on average, home prices had increased from December 2012 by 13.6% for its 10-City Composite and by 13.4% for its 20-City Composite, resulting in its best calendar year return since 2005. Compared to November 2013, the 10-City Composite remained relatively unchanged, while the 20-City Composite declined 0.1%. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their late-2004 levels for both the 10- and 20-City Composites. As additional evidence of an improving housing market, single-family housing starts have increased 9.8% as compared to one year ago, up from 620,000 starts in December 2012 to 681,000 starts in December 2013. Finally, as indicated in the table above, as of December 2013 the national inventory of foreclosed homes fell to 837,000 units, a 31% decline when compared to December 2012; this represented the twenty-sixth consecutive month with a year-over-year decline and the lowest level in six years. As a result, there are much fewer unsold foreclosed homes overhanging the housing market than there were a year ago. While the recent increase in interest rates and the slow and uneven pace of the recovery of the U.S. economy continue to create potential risks to the recovering housing market, mortgage rates remain near all-time historical lows and, recent trends continue to indicate, on balance, that the recovery in the housing market continues on a strong footing. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory.
The Freddie Mac survey 30-year mortgage rate ended 2013 at 4.48% up 34% for the year. Not surprisingly, the Refinance Index published by the Mortgage Bankers Association, or "MBA," declined approximately 63% from the prior year end, and similarly the Market Composite Index, a measure of mortgage application volume, declined approximately 48% from the prior year end.
Higher interest rates reduce housing affordability. Even with the rise in interest rates last year, housing is still inexpensive relative to historical averages based purely on debt-service-to-income ratios; however, after factoring in other metrics such as home-price-to-income ratios, U.S. housing affordability actually appears to be nearing equilibrium levels, implying that the potential for future home price increases may be limited. In fact, if mortgage rates were to unexpectedly rise significantly from current levels, the recent upward trend in housing prices could potentially even reverse.
On March 7, 2014, the U.S. Department of Labor reported that, as of February 2014 the U.S. unemployment rate declined to 6.7%. While the consensus for future job growth is generally mildly positive, the recent declines in the unemployment rate are also partially attributable to a reduction in the labor force participation rate. While it is difficult to quantify the relationship between the unemployment rate and the housing and mortgage markets, we believe that current levels of unemployment do not represent a significant impediment to a continuing housing recovery.
Non-Performing Residential Loan Market
Non-performing loans, or "NPLs," are loans for which the payments are past due for at least 90 days. The U.S. distressed residential market has an estimated $600 billion worth of supply—representing roughly 3.3 million units—as inventories of seriously delinquent loans, foreclosures, and REO remain elevated by historical standards. The judicial foreclosure states (e.g., Florida, New York, and New Jersey), with their longer resolution timelines, continue to comprise an ever-growing percentage of the nationwide NPL inventory. As a result, owners of distressed residential NPLs will likely need to more sell NPLs into the market, as opposed to waiting for foreclosure completion and selling REOs into the market, if they want to maintain their recent disposition pace of distressed inventory. The largest holdings of residential NPLs reside with the Department of Housing and Urban Development, or "HUD," the Federal Housing Authority, or "FHA," U.S. banks, and the GSEs. HUD, which through its Distressed Asset Stabilization Program, or "DASP," sold over six times as many NPLs in 2013 as compared to 2012, is now the market's largest source of NPL supply, and is expected to continue its quarterly auctions for the foreseeable future. Previous U.S. Government programs have generally proven attractive for investors (e.g., FDIC sales, Maiden Lane portfolios, and Term Asset-Backed Securities Loan Facility, or "TALF," financing), and we expect DASP to perform similarly. U.S. banks have also been selling significant amounts of NPLs. Each of the large U.S. money center banks are now active NPL sellers, with some just recently having established a recurring, greatly increased, and significant presence. Strong home price appreciation has moved NPL market pricing closer to internal bank carrying values, leaving banks with better capacity and ability to execute and increase strategic sales of these harder to manage, expensive to carry, non-core assets. Additionally, financing for NPLs is broadly available to investors under increasingly improving terms, as several large banks are competing to lend against distressed residential mortgage loans via repo financing facilities.
During the fourth quarter, as part of our non-Agency strategy, we purchased our first pool of non-performing residential loans. The loans were acquired as part of the HUD DASP program. We paid approximately $24.1 million for the pool, which consisted of approximately 200 loans concentrated primarily in the western United States, with an aggregate unpaid principal balance of approximately $36.2 million. We expect that sales volumes of distressed residential mortgage loans will continue to increase and will be a potentially significant ongoing source of investment opportunities for us.
GSE Developments
In late October, both Fannie Mae and Freddie Mac announced a slight relaxation of the May 2009 loan cut-off date for refinancing under the Home Affordability Refinance Program, or "HARP." The new terms now base eligibility on loan origination dates, as opposed to the dates that loans were originally delivered to the GSEs. There have been additional discussions regarding whether to extend the cut-off date even further, or relax other HARP requirements.
On December 10, 2013, the U.S. Senate confirmed Mel Watt's nomination as the next head of the FHFA and he took office on January 6, 2014. The first impact of his appointment came in late December, when it was announced that he intended to delay and re-evaluate the implementation of departing FHFA Director Ed DeMarco's initiative to raise guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac business. G-fees are the fees charged by the GSEs to include mortgage loans in

Agency pools, and thereby insure the mortgage loan against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs. The g-fee announcement hurt performance of near-the-money Agency coupons, such as 4.5% and 5.0% pools, as muted expectations of g-fee increases are suggestive of potentially faster prepayment speeds. Director Watt's confirmation has created a number of additional policy concerns in the Agency RMBS market, as he is perceived as likely to pursue policy agendas that will make the expansion of housing affordability a priority, potentially at the expense of Agency RMBS investors. For example, Watt is expected to seriously consider establishing some principal forgiveness programs for GSE-guaranteed loans; his predecessor Ed DeMarco was unwaveringly against principal forgiveness. If implemented, such principal forgiveness programs would likely start out by targeting the most at-risk borrowers, reducing default risk on high loan-to-value pools and pools concentrated in the most distressed geographies. In another departure from his predecessor, Watt is less likely to implement the loan-limit reductions for the GSEs that were proposed for comment by DeMarco in late 2013. Watt is also more likely to reduce loan-level price adjustments, or "LLPAs," and loosen other underwriting standards. Currently the GSEs apply various LLPAs to justify the cost of guaranteeing riskier loans. Lower LLPAs would make it easier for less creditworthy borrowers to obtain loans, whether for home purchases or for refinancings, thus helping promote Watt's likely agenda of assisting less creditworthy borrowers. The combination of the potential for increased prepayment speeds resulting from these potential policy changes, and a lack of clarity on specifically how FHFA policies might change, has cast uncertainty over the Agency RMBS markets.
Bank Regulatory Capital Changes
Upcoming changes in banking regulations could impact MBS and ABS pricing, as well as the availability and cost of financing of MBS and ABS assets. The Federal Reserve's current implementation of the Basel III rules on bank Supplementary Leverage Ratios, or "SLRs," will significantly curtail the extent to which banks will be permitted to net certain repo and reverse repo agreements against each other when calculating their capital requirements. As a consequence, in an effort to maximize return on equity, banks may be incentivized to reduce their repo financing operations, especially for lower-cost financings such as those involving U.S. Treasury securities and Agency RMBS. Full implementation of Basel III regulations, in particular the carve-out rules related to accumulated other comprehensive income, or "AOCI," are likely to reduce bank demand for assets with higher duration, and as a result could hurt the liquidity of the tradable MBS market. Under the AOCI carve-out rules, banks with more than $250 billion in assets will be required to include mark-to-market gains and losses on available-for-sale, or "AFS," securities when calculating their Tier 1 capital. This incentivizes banks to hold Agency RMBS in held-to-maturity, or "HTM," and other illiquid assets, effectively locking more bank-held Agency RMBS out of the tradable market, and thus reducing market liquidity. In addition, banks will likely want to reduce the risk of their AFS securities holdings, which will incentivize them to hold lower duration assets such as 15-year Agency RMBS. While our access to repo financing has not been adversely affected to date, it is still possible that certain of our lending institutions could, in the future, decide to curtail their repo lending activities in response to these developments, particularly in connection with repo financing on Agency RMBS, which typically provides lower profit margins. However, it is also possible that these changes will create opportunities for smaller banks and/or non-bank lenders to enter the repo financing market, and in fact we continue to see smaller broker-dealers becoming more active in the Agency pool repo financing market.
Portfolio Overview, Liquidity, and Valuations
Notwithstanding the late second quarter market pullback that impacted virtually all U.S. fixed income sectors, non-Agency MBS rallied for most of the year ended December 31, 2013. Continued strength in home price appreciation, which was fairly widely dispersed across the United States, provided a lift to prices of non-Agency RMBS over the course of the year. Improvements in borrower behavior, as measured by mortgage delinquency rates, together with a declining inventory of foreclosed homes, also provided support to non-Agency RMBS valuations. Finally, sales of non-Agency MBS by the GSEs, large European banks, and liquidating CDOs were generally well supported by the market over the course of the year, as healthy investor appetite from regional banks, insurance companies, and money managers helped to absorb the additional supply. However, despite the strong 2013 performance of non-Agency RMBS assets, the securitization market for newly issued non-Agency mortgage loans remains far from fully recovered.
Non-Agency CMBS also performed well during 2013. New issuance of CMBS in 2013 reached $86 billion, a nearly 80% increase from 2012. We continued to find attractive opportunities both in "legacy" CMBS (i.e., CMBS issued before the 2008 financial crisis) and in the new issue market. Within the new issue market, we found numerous opportunities in select "b-pieces", which are the most subordinated (and therefore highest yielding and riskiest) tranches of CMBS. We believe these investment types are attractive complements to our other CMBS holdings, which tend to be lower yielding, but can be traded more actively.
During the year ended December 31, 2013, we also became active in or increased our activity in certain other non-Agency asset classes. For example, and as discussed above, in the fourth quarter we purchased our first pool of non-performing residential mortgage loans from HUD under its DASP program. We have also become more active in distressed commercial loans, which comprised $18.9 million, or 33.2%, of our total CMBS and commercial mortgage loan holdings of $56.9 million as of December 31, 2013. Activity within the distressed commercial mortgage loan sector of our portfolio can fluctuate from period to period based on the opportunities in that sector. Additionally, we continue to opportunistically acquire and trade CLOs, especially legacy CLOs. As of December 31, 2013, our aggregate debt and equity CLO holdings comprised 5.4% of our non-Agency portfolio.
Throughout the year ended December 31, 2013, we actively traded our non-Agency portfolio. Our portfolio turnover during 2013, as measured by sales excluding principal paydowns, was 73%. As non-Agency MBS rallied over the course of the year, we sold certain assets and used the proceeds to purchase what we believe to be more attractive assets, including assets purchased in connection with sales by the GSEs, and in connection with some of the big portfolio liquidations from large European banks.
Over the course of 2013, we continued to hedge our non-Agency portfolio against credit-related risks, although the instruments that we use as credit hedges have continued to migrate away from credit default swaps on ABX indices and single issuer ABS, and more towards other instruments that, in our view, will provide greater protection in the event of a macro-economic downturn. These hedging instruments include, among others, short positions (through credit default swaps, or "CDS,") on corporate bond indices, and short positions (through total return swaps) in certain publicly traded REITs. Throughout the year, our credit hedges were, in significant part, comprised of short positions in corporate bond indices. During the fourth quarter, corporate credit generally outperformed structured credit products, including non-Agency MBS, and in anticipation of a reversal of this trend, we actually increased our corporate credit hedge position towards the end of the fourth quarter.
Over the course of the late second quarter and the remaining months of 2013, the Agency RMBS market was among the most volatile and poorly performing fixed income sectors, as the market anticipated a tapering by the Federal Reserve of purchases under its asset purchase program. "Specified" Agency RMBS pools, which are pools with prepayment protection characteristics, were particularly hard hit. As interest rates have risen over the course of the year, prepayments have declined, thereby reducing the perceived value of the prepayment protection in many specified pools. These specified pools have generally underperformed TBAs, their generic counterparts. A big factor contributing to this underperformance is that the Federal Reserve, which is by far the largest purchaser of Agency pools generally purchases TBAs, not specified pools. Specified pools have also suffered from reduced demand by Agency mortgage REITs, as these companies have lowered their leverage in response to increased interest rate volatility, and as they have been effectively unable to raise additional equity capital to increase their asset base. Finally, with interest rates higher, specified pools now have a longer duration (and therefore greater price fluctuation) than they have had in the recent past; as a result, they may become less attractive assets for large U.S. banks to hold in light of recent changes to regulatory capital rules, which will essentially force these banks to charge unrealized losses on AFS assets against their regulatory capital.
While the $10 billion taper announced by the Federal Reserve in December 2013 was considered modest, it removed some level of uncertainty from the market, and in response, Agency RMBS yield spreads re-tightened. Late in January, the Federal Reserve announced an additional $10 billion reduction in its monthly asset purchases, beginning in February 2014. Similar to the December 2013 reduction, this reduction will also be evenly split between Agency RMBS and U.S. Treasury securities. Notwithstanding the total $10 billion drop in the monthly pace of its Agency pool purchases—a 25% drop from its 2013 pace—the Federal Reserve continues to be the dominant force in the Agency pool market. In recent years, the majority of Agency pool issuance has been driven by refinancing activity, as opposed to by home purchase activity. However, with interest rates having risen so significantly since last May, refinancing activity has steadily declined over recent months and in December the MBA Refinance Index hit a new multi-year low. Therefore, as refinancing activity has declined, so too has the production of new Agency pools. As a result, the Federal Reserve still provides overwhelming support to, and remains the dominant force in, the Agency pool market, given that the reduction in Federal Reserve purchases has been more than offset by the reduction in new supply. However, should the Federal Reserve continue, as is expected, to taper its monthly purchases, the Agency pool market may undergo a significant repricing over the course of 2014.
Over the course of 2013, we took advantage of depressed specified pool pay-ups (price premiums for specified pools relative to their generic pool counterparts) by buying higher coupon specified pools. Despite current low prepayment levels, we believe that certain sectors of the Agency pool market are still susceptible to prepayments, thereby making it attractive to buy pools with prepayment protection in those sectors, especially given the drop in pay-ups. We have also found attractive opportunities in seasoned specified pools, which have shorter remaining weighted average maturities relative to TBAs, and therefore can be hedged with a shorter, lower-cost basket of interest rate hedges. Given the current steepness of the yield curve, even relatively small amounts of seasoning can translate into significant value.

Also, over the course of the year and consistent with our strategy, we continued to hedge against the risk of rising interest rates, primarily with interest rate swaps and TBAs. As interest rates rose over the year, our interest rate hedges generated net gains, thereby reducing some of the impact of declining asset prices. Active trading of both assets and hedges has, and continues to be, a key element of our Agency RMBS strategy. The last six months of 2013 provided an excellent opportunity to continue to upgrade our portfolio into higher coupon specified pools with stronger prepayment protection. We believe that specified pools remain attractive relative to historical metrics.
Notwithstanding the recent significant volatility in the fixed income markets and the pending changes to regulatory capital requirements for banks, discussed above in "—Bank Regulatory Capital Changes," repo financing has remained readily available for both Agency RMBS and non-Agency MBS, and within each of these asset classes our borrowing costs and haircuts have also remained relatively stable. We have found increased interest from both larger and smaller dealers with competitive terms. Additionally, short-term rates (on which interest rates for our repo financings are based) have remained relatively stable over the course of the year. As of December 31, 2013, our outstanding reverse repos were with 14 different counterparties.
Outlook
We remain positive in our outlook for non-Agency MBS, both on fundamental and technical grounds. On the fundamental side, we expect that while the double-digit rate of home price appreciation that was experienced in 2013 will likely not be repeated in 2014, it should still remain positive in 2014. Since home prices continue to serve as one of the most important determinants of future cashflows in distressed non-Agency RMBS, we believe that future home price appreciation will continue to provide significant support for the prices and credit performance of non-Agency RMBS. On the technical side, while the GSEs and large banks continue to sell non-Agency MBS from their portfolios, market appetite for these assets remains quite strong, especially among insurance companies, regional banks, and money managers.
We have continued to see good investing and trading opportunities in legacy non-Agency RMBS, and our expectation is that this trend will continue in 2014, especially as large banks and the GSEs continue to divest many of their non-Agency MBS assets. However, we continue to see only limited opportunities for us in the new issue non-Agency RMBS market, as securitization volumes continue to be weak.
We expect that sales volumes of distressed residential loans will continue to increase, including continued auctions by HUD, and thus we have identified this market as a potentially significant source of investment opportunities in 2014. In late 2013 we purchased our first distressed European non-dollar denominated RMBS, and we are also looking to this market as another potentially significant source of investment opportunities for us in 2014. Distressed European non-dollar denominated RMBS represent a large portion of European bank holdings, and we expect that the volume of distressed asset sales from European banks will increase significantly in 2014, as regulators continue to pressure these banks to strengthen their balance sheets. In addition, we also continue to believe that the environment for opportunistic CMBS investing remains favorable, both in the active new issue market and in the secondary market. We also expect to continue to opportunistically purchase attractively priced securities in other sectors, such as CLOs and distressed commercial whole loans.
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
The Agency RMBS market is in many ways still adapting to the higher interest rate environment. For example, with a greater portion of the mortgage loans backing Agency pools now at below market rates, assessing value in many Agency pools and derivatives has become less a function of assessing refinancing risk, and more a function of assessing turnover risk (the rate at which borrowers prepay as a result of non-interest-rate driven factors, such as when borrowers move from one house to another) and buyout risk (the rate at which loans will be bought out of a pool when borrowers default). Assessing turnover risk in particular entails not only understanding cross-sectional variations in turnover speeds, such as those involving loan age, borrower equity, loan size, and geography, but also assessing long-run macroeconomic trends, such as trends in demographics, labor markets, housing affordability, and availability of credit. As another example, bond funds and other fixed income portfolios that hold Agency RMBS continue to face outflows, as the rise in interest rates has pushed down prices and led to losses for many of these investors. The risk of further increases in interest rates, together with strong stock market performance, has created the potential for an even greater wave of bond fund outflows.
We expect that continued interest rate volatility will continue to generate opportunities for us to acquire specified pools at attractive prices. While the 2013 increase in interest rates has made prepayment protection less important in lower-coupon pools, higher-coupon pools with prepayment protection have become more attractive. We continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. Notwithstanding the opportunities that volatility may create to buy and sell assets, the presence of volatility also underscores the importance of our flexibility in hedging our risks using a variety of tools, including TBAs, as we adapt to changing market conditions. We also believe that our active trading style, coupled with our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy.
We also believe that as the Federal Reserve gradually reduces its dominance of the Agency RMBS market, opportunities will be created for private capital to fill the resulting void. We expect that, over time, this trend will enhance our opportunities within the Agency RMBS market.
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
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with retrospective application; earlier application is prohibited. We have determined that we still meet the definition of an investment company under ASC 946 and, as a result, the presentation of our financial statements will not change upon the effective date of this ASU.
Certain of our critical accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
Valuation: We adopted a three-level valuation hierarchy for disclosure of fair value measurements on January 1, 2008. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include investments, derivatives, and repurchase agreements. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these securities.
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
Level 3 valuation methodologies include (i) the solicitation of valuations from third parties (typically, pricing services and broker-dealers), (ii) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (iii) the assessment of observable or reported recent trading activity. We utilize such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument.
We seek to obtain at least one third-party indicative valuation for each instrument, and often obtain multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. We have been able to obtain third-party valuations on the vast majority of our assets and expect to continue to solicit third-party valuations on substantially all of our assets in the future to the extent practical. Generally, we value each financial instrument at the average of all third-party valuations received and not rejected as described below. Third-party valuations are not binding on us, and while we generally do not adjust such valuations, we may challenge or reject a valuation when, based on validation criteria, we determine that such valuation is unreasonable or erroneous. Furthermore, we may determine, based on our validation criteria, that for a given instrument the average of the third-party valuations received does not result in what we believe to be fair value, and in such circumstances we may override this average with our own good faith valuation. Our validation criteria include the use of our own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Our valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed and the differences could be material to the consolidated financial statements.
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

Financial Condition
The following table summarizes our investment portfolio as of December 31, 2013 and December 31, 2012. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2013					December 31, 2012
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS and Residential Mortgage Loans	$885,145	$600,835	$67.88	$546,616	$61.75	$818,878	$524,881	$64.10	$482,824	$58.96
Non-Agency CMBS and Commercial Mortgage Loans	97,332	56,880	58.44	56,366	57.91	41,667	28,873	69.29	32,078	76.99
Other ABS	38,422	36,287	94.44	36,786	95.74	—	—	—	—	—
Total Non-Agency MBS, Mortgage loans, and, Other ABS	1,020,899	694,002	67.98	639,768	62.67	860,545	553,754	64.35	514,902	59.83
Agency RMBS:
Floating	28,746	30,618	106.51	30,274	105.31	16,219	17,169	105.86	16,612	102.42
Fixed	778,295	801,060	102.92	813,677	104.55	693,518	747,477	107.78	737,511	106.34
Reverse Mortgages	56,154	61,308	109.18	62,708	111.67	2,605	2,977	114.29	2,952	113.34
Total Agency RMBS	863,195	892,986	103.45	906,659	105.03	712,342	767,623	107.76	757,075	106.28
Total Non-Agency and Agency MBS, Mortgage loans, and Other ABS	$1,884,094	$1,586,988	$84.23	$1,546,427	$82.08	$1,572,887	$1,321,377	$84.01	$1,271,977	$80.87
Agency Interest Only RMBS	n/a	$40,504	n/a	$39,826	n/a	n/a	$6,644	n/a	$9,289	n/a
Non-Agency Interest Only and Principal Only MBS and Other(2)	n/a	$5,782	n/a	$5,313	n/a	n/a	$3,485	n/a	$3,308	n/a
TBAs:
Long	$101,150	$96,856	$95.76	$96,691	$95.59	$41,150	$43,610	$105.98	$43,579	$105.90
Short	(784,888)	(811,957)	103.45	(813,757)	103.68	(568,880)	(608,720)	107.00	(607,967)	106.87
Net Short TBAs	$(683,738)	$(715,101)	$104.59	$(717,066)	$104.87	$(527,730)	$(565,110)	$107.08	$(564,388)	$106.95
Short U.S. Treasury Securities	$(20,000)	$(19,607)	$98.03	$(19,899)	$99.49	$(13,000)	$(13,581)	$104.47	$(13,081)	$100.62
Short European Sovereign Bond	$(7,337)	$(7,681)	$ 104.68	$(7,633)	$ 104.04	$—	$—	n/a	$—	n/a
Repurchase Agreements	$27,962	$27,962	$100.00	$27,943	$99.93	$13,650	$13,650	$100.00	$13,650	$100.00
Short Common Stock	n/a	$(6,369)	n/a	$(6,313)	n/a	n/a	$—	n/a	$—	n/a
Total Net Investments		$912,478		$868,598			$766,465		$720,755

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Includes equity tranches and similar securities.

The following table summarizes our financial derivatives portfolio as of December 31, 2013 and December 31, 2012. For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2013		December 31, 2012
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices(1)	$46,072	$(11,805)	$40,216	$(11,986)
Short CDS on RMBS and CMBS Indices(2)	(72,422)	4,876	(74,621)	10,986
Short CDS on Individual RMBS(2)	(26,426)	16,296	(45,121)	36,030
Net Mortgage-Related Derivatives	(52,776)	9,367	(79,526)	35,030
Long CDS on Corporate Bond Indices	74,425	13,226	—	—
Short CDS on Corporate Bond Indices	(337,815)	(23,902)	(67,500)	(484)
Purchased Options on CDS on Corporate Bond Indices(3)	22,588	190	—	—
Long Total Return Swaps on Corporate Equities (4)	51,018	4	—	—
Short Total Return Swaps on Corporate Equities (4)	(10,397)	(67)	(18,737)	(65)
Interest Rate Derivatives:
Long Interest Rate Swaps (5)	387,700	(879)	2,500	(32)
Short Interest Rate Swaps (6)	(1,164,400)	19,368	(238,900)	(1,087)
Long Futures (7)	227,200	(2,370)	—	—
Short Futures (8)	(14,000)	(3)	(63,000)	(70)
Purchased Swaptions(9)	15,000	61	—	—
Written Swaptions(10)	(4,000)	(84)	—	—
Total Net Interest Rate Derivatives		16,093		(1,189)
Other Derivatives:
Foreign Currency Forwards(11)	(6,575)	(38)	—	—
Total Net Derivatives		$14,873		$33,292

(1)	Long mortgage-related derivatives represent transactions where we sold credit protection to a counterparty.

(2)	Short mortgage-related derivatives represent transactions where we purchased credit protection from a counterparty.

(3)	Represents the option on the part of the Company to enter into a CDS on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(4)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(5)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(6)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(7)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of December 31, 2013 a total of 1,847 contracts were held. There were no futures on U.S. Treasury Notes as of December 31, 2012.

(8)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(9)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(10)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(11)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.
As of December 31, 2013, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.0 billion as compared to $2.2 billion as of December 31, 2012. Total liabilities as of December 31, 2013 were $2.3 billion as compared to $1.6 billion as of December 31, 2012. The increase in our total assets and liabilities is primarily the result of the deployment of the net proceeds from our May 2013 secondary share offering and related financing of our expanded portfolio. Net proceeds resulting from the offering were $125.3 million. Our portfolios of investments and financial derivatives included in total assets were $1.8 billion and $1.4 billion as of December 31, 2013 and December 31, 2012, respectively, while our investments sold short and financial derivatives included in total liabilities were $890.4 million and $637.5 million as of December 31, 2013 and December 31, 2012, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2013, we had a net short TBA position of $715.1 million as compared to $565.1 million as of December 31, 2012.

TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of December 31, 2013, total assets included $96.9 million of TBAs as well as $813.9 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2013, total liabilities included $812.0 million of TBAs sold short as well as $96.8 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2012, total liabilities included $608.7 million of TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
As of December 31, 2013, we held $699.8 million of non-Agency MBS, mortgage loans, and other ABS, as compared to $557.2 million as of December 31, 2012. The increase in the total value of our non-Agency MBS portfolio is due in part to the deployment of the $125.3 million of net proceeds from our May 2013 secondary share offering. We also increased our holdings of financed non-Agency MBS as of December 31, 2013, relative to December 31, 2012. In addition, our non-Agency MBS appreciated in value relative to December 31, 2012. Since the beginning of 2012 and through the first few months of 2013, the non-Agency MBS market benefited from a sustained rally, fueled by the recovery in the U.S. housing market as well as the increased demand for higher yielding fixed income assets. The rally in non-Agency MBS was briefly interrupted in the late second and early third quarters of 2013, as interest rates rose sharply and as the volume of non-Agency MBS securities sales increased, most notably with the sale of a large portfolio from Lloyds Bank. Also impacting the market at that time was intense speculation about future actions by the Federal Reserve with respect to its asset purchase program under QE3. Starting in September and through the early part of the fourth quarter, following the decision by the Federal Reserve to postpone tapering its asset purchases, and as market appetite for non-Agency MBS investments helped to absorb the additional supply coming from selling banks and GSEs, non-Agency RMBS prices and yield spreads continued to improve. Over the remainder of the fourth quarter, market concerns about an imminent taper by the Federal Reserve resumed, and interest rates rose as a result; nevertheless, non-Agency RMBS yield spreads continued to tighten, albeit more slowly. During 2013, we rotated out of certain assets that we believed had become more fully valued, and into other non-Agency MBS assets whose prices had lagged in comparison. Our non-Agency portfolio turnover over the course of 2013, as measured by sales excluding principal paydowns, was 73%.
Our non-Agency portfolio also includes our December 2013 purchase of a pool of non-performing residential loans. We paid approximately $24.1 million for the pool, which consisted of approximately 200 loans concentrated primarily in the western United States, with an aggregate unpaid principal balance of approximately $36.2 million. We did not own non-performing residential loans prior to December 2013.
Although we have historically had only a modest amount of our capital allocated to our CMBS strategy, we continued to actively trade our CMBS holdings during the year ended December 31, 2013. As of December 31, 2013, our CMBS and commercial mortgage loan portfolio represented 8.1% of the fair value of our non-Agency portfolio, as compared to 5.2% as of December 31, 2012. Within the commercial mortgage market, we have also become active in investing in distressed commercial whole loans, and we anticipate that we will see additional investment opportunities in this sector. Also, since the first quarter of 2013 we have been purchasing CLOs. As of December 31, 2013, our CLOs represented 5.4% of the fair value of our non-Agency portfolio and are reflected on our Consolidated Statement of Investments under the caption, "Other Asset-Backed Securities."
As of December 31, 2013, our long Agency RMBS portfolio, excluding TBAs, was $933.5 million as compared to $774.3 million as of December 31, 2012. Given our increased capital base as of December 31, 2013 as compared to the end of 2012 and the attractive market opportunities that resulted from the large market sell-off of Agency RMBS that occurred during 2013, we increased our long holdings of Agency RMBS year over year.
As of December 31, 2013, our holdings of net mortgage-related derivatives declined as compared to December 31, 2012. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" short positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our short CDS contracts on individual RMBS declined to $26.4 million as of December 31, 2013 from $45.1 million as of December 31, 2012. As there is no longer an active market for CDS on individual RMBS, our portfolio continues to run off.
As of December 31, 2013, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $26.4 million as compared to $34.4 million as of December 31, 2012. Over the same period, we increased our short position in CDS on corporate bond indices. As of December 31, 2013, our net short CDS on corporate bond indices increased to a notional amount of $263.4 million from $67.5 million as of December 31, 2012. In addition, as of December 31, 2013, we held an option to enter into a short CDS on a corporate bond index. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
As of December 31, 2013, we held short and long positions in corporate equities. Our short positions were held either directly or through total return swaps, while our long positions were all held through total return swaps. Our short and long positions in corporate equities currently reference publicly traded REITs, and can serve either as portfolio hedges or as relative value opportunities.
We use a variety of instruments to hedge interest rate risk in our portfolio, including non-derivative instruments such as TBAs and U.S. Treasury securities, and derivative instruments such as interest rate swaps, Eurodollar and U.S. Treasury futures, and options on the foregoing. The mix of instruments that we use to hedge interest rate risk may change materially from one quarter to the next. As of December 31, 2013, the net notional value of our net short interest rate swaps increased to $776.7 million from $236.4 million as of December 31, 2012. Including net short TBAs and U.S. Treasury securities, in the aggregate and based on notional value, we increased our total interest rate hedges to $1.3 billion as of December 31, 2013 as compared to $840.1 million as of December 31, 2012. This increase was principally related to the increase in size of our investment portfolio. Because we began purchasing European non-dollar denominated RMBS late in 2013, we have also entered into foreign currency forward contracts in order to hedge risks associated with foreign currency fluctuations.
We have entered into reverse repos to finance some of our assets. As of December 31, 2013 and December 31, 2012, indebtedness outstanding on our reverse repos was approximately $1.2 billion and $905.7 million, respectively. The increase in our outstanding indebtedness as of December 31, 2013 as compared to December 31, 2012 resulted from the increase in our investment portfolio as of December 31, 2013 as compared to December 31, 2012, and our slightly higher leverage ratio period over period. As of December 31, 2013, we had total Agency RMBS financed with reverse repos of $881.4 million as compared to $737.9 million as of December 31, 2012. As of December 31, 2013, we had reverse repos on our non-Agency portfolio of $576.0 million as compared to $313.2 million as of December 31, 2012. Outstanding indebtedness under reverse repos for Agency RMBS as of December 31, 2013 and December 31, 2012 was $842.3 million and $704.9 million, respectively, while outstanding indebtedness under reverse repos for our non-Agency portfolio as of December 31, 2013 and December 31, 2012 was $393.9 million and $200.8 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. As of December 31, 2013, our debt-to-equity ratio was 1.98 and as of December 31, 2012, our debt-to-equity ratio was 1.79 to one. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of December 31, 2013 and December 31, 2012, our derivative and TBA counterparties posted an aggregate value of approximately $19.8 million and $31.0 million of collateral with us, respectively as of each date. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
TBA Market
We generally do not settle our purchases and sales of TBAs. If, for example, we wish to maintain a short position in a particular TBA as a hedge, we may "roll" the short TBA transaction. In a hypothetical roll transaction, we might have previously entered into a contract to sell a specified amount of 30-year FNMA 4.5% TBA pass-throughs to a particular counterparty on a specified settlement date. As this settlement date approaches, because we generally do not intend to settle the sale transaction, but we wish to maintain the short position, we enter into a roll transaction whereby we purchase the same amount of 30-year FNMA 4.5% TBA pass-throughs (but not necessarily from the same counterparty) for the same specified settlement date, and we sell the same amount of 30-year FNMA 4.5% TBA pass-throughs (potentially to yet another counterparty) for a later settlement date. In this way, we have essentially "flattened out" our 30-year FNMA 4.5% TBA pass-through position for the earlier settlement date (i.e., offset the original sale with a corresponding purchase), and established a new short position for the later settlement date, hence maintaining our short position. By rolling our transaction, we maintain our desired short position in 30-year FNMA 4.5% securities without settling the original sale transaction.
In the case where the counterparty from whom we purchase (or to whom we sell) for the earlier settlement date is the same as the counterparty to whom we sell (or from whom we purchase) for the later settlement date, and when the purchase and sale are transacted simultaneously, the pair of simultaneous purchase and sale is often referred to as a "TBA roll" transaction.
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
For the year ended December 31, 2013, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $24.9 billion as compared to $16.4 billion for the year ended December 31, 2012. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of December 31, 2013, our equity increased by approximately $119.7 million to $626.0 million from $506.4 million as of December 31, 2012. This increase principally consisted of net proceeds from our May 2013 secondary share offering of approximately $125.3 million, a net increase in equity resulting from operations for the year ended December 31, 2013 of approximately $79.4 million, an increase related to the contribution from our non-controlling interests of approximately $5.9 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payment of approximately $1.4 million offset by a decrease for dividends paid of approximately $92.1 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interest of a joint venture partner, was $620.4 million as of December 31, 2013.
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

Results of Operations for the Years Ended December 31, 2013, 2012, and 2011
The table below represents the net increase in equity resulting from operations for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
(In thousands except per share amounts)	2013	2012	2011
Interest income	$85,740	$63,857	$63,540
Expenses:
Base management fee	9,115	6,835	5,744
Incentive fee	8,366	19,145	612
Interest expense	11,025	7,799	6,647
Other investment related expenses	496	—	—
Other operating expenses	7,083	5,891	5,842
Total expenses	36,085	39,670	18,845
Net investment income	49,655	24,187	44,695
Net realized and change in unrealized gain (loss) on investments	37,666	94,339	(28,797)
Net realized and change in unrealized gain (loss) on financial derivatives	(7,997)	(21,380)	(5,571)
Foreign currency gain (loss)	38	—	—
Net increase in equity resulting from operations	79,362	97,146	10,327
Less: Net increase in equity resulting from operations attributable to non-controlling interests	838	—	—
Net increase in shareholders' equity resulting from operations	$78,524	$97,146	$10,327
Net increase in shareholders' equity resulting from operations per share	$3.28	$5.31	$0.61
Results of Operations for the Years Ended December 31, 2013 and 2012
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the years ended December 31, 2013 and 2012 was $78.5 million and $97.1 million, respectively. The decrease in our net income period over period was primarily driven by a decline in net realized and unrealized gains on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 14.2% for the year ended December 31, 2013 as compared to 22.2% for the year ended December 31, 2012. Average shareholders' equity for the year ended December 31, 2013 was $585.7 million as compared to $432.5 million for the comparable period of 2012. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $49.7 million for the year ended December 31, 2013 as compared to $24.2 million for the year ended December 31, 2012. Net investment income consists of interest income less total expenses. The year-over-year increase in net investment income was primarily due to higher interest income as well as lower incentive fees for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Interest Income
Interest income was $85.7 million for the year ended December 31, 2013 as compared to $63.9 million for the year ended December 31, 2012. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a year-over-year basis, interest income from both our non-Agency and Agency portfolios increased, mainly in connection with the increase in size of each portfolio. For our held Agency portfolio, rising interest rates over the course of the year have slowed prepayments, thereby positively impacting yields on these securities as well. For the year ended December 31, 2013, interest income from our non-Agency portfolio was $54.7 million while for the year ended December 31, 2012, interest income was $42.3 million. For the year ended December 31, 2013, interest income from our Agency RMBS was $31.0 million while for the year ended December 31, 2012, interest income was $21.3 million. For the year ended December 31, 2013, interest income from our Agency RMBS included the positive impact of a $3.2 million adjustment to premium amortization, which in turn was caused by declines in prepayments brought on by higher interest rates. This adjustment for the comparable period of 2012 was $0.06 million.
The following table details our interest income, average holdings, and average yields based on amortized cost for the years ended December 31, 2013 and 2012:

	Non-Agency			Agency			Total
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2013	$54,705	$616,283	8.88%	$31,017	$913,075	3.40%	$85,722	$1,529,358	5.61%
Year ended December 31, 2012	$42,339	$452,698	9.35%	$21,302	$697,960	3.05%	$63,641	$1,150,658	5.53%
Base Management Fees
For the years ended December 31, 2013 and 2012, base management fee incurred, which is based on total equity at the end of each quarter, was $9.1 million and $6.8 million, respectively. The increase in the base management fee was based on our increased capital base in 2013.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.2 billion and $836.3 million for the years ended December 31, 2013 and 2012, respectively. The increase in average borrowed funds under reverse repos was driven mainly by our financing of larger non-Agency and Agency portfolios. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, increased to $11.0 million for the year ended December 31, 2013 as compared to $7.8 million for the year ended December 31, 2012. Our total average borrowing cost under our reverse repos was 0.89% for both years ended December 31, 2013 and 2012. For the year ended December 31, 2013, 30.2% of our average borrowings under reverse repos were related to our non-Agency portfolio. For the year ended December 31, 2012, 29.0% of our average borrowings were related to our non-Agency portfolio.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the years ended December 31, 2013 and 2012.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2013	$811,327	$3,331	0.41%	0.19%	0.41%
For the year ended December 31, 2012	$593,659	$2,281	0.38%	0.24%	0.69%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2013	$351,175	$7,057	2.01%	0.19%	0.41%
For the year ended December 31, 2012	$242,646	$5,148	2.12%	0.24%	0.69%
Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2013	$1,162,502	$10,388	0.89%	0.19%	0.41%
For the year ended December 31, 2012	$836,305	$7,429	0.89%	0.24%	0.69%

Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.42% and 1.19% for the years ended December 31, 2013 and 2012, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.19% and 4.34% for the years ended December 31, 2013 and 2012, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the years ended December 31, 2013 and 2012 was $8.4 million and $19.1 million, respectively. The return hurdle for each calculation period was based on a 9% annual rate. Because our operating results can vary materially from one period to another, incentive fees expenses can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock and total return swaps, disposition fees paid to a joint venture partner upon the sale/resolution of certain distressed mortgage loans, expenses incurred to service mortgage loans, as well as various other expenses and fees related to financial instruments. For the year ended December 31, 2013 other investment related expenses were $0.5 million. There were no other investment related expenses for the year ended December 31, 2012.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the year ended December 31, 2013 were $7.1 million as compared to $5.9 million for the year ended December 31, 2012. The increase in our other operating expenses was primarily related to increased professional fees, compensation expense, and third-party administration expenses.
Net Realized and Unrealized Gains on Investments
During the year ended December 31, 2013, we had net realized and unrealized gains on investments of $37.7 million as compared to net realized and unrealized gains of $94.3 million for the year ended December 31, 2012. Net realized and unrealized gains on investments of $37.7 million for the year ended December 31, 2013 resulted principally from net realized and unrealized gains on our non-Agency portfolio, our net short TBAs, net short U.S. Treasury securities, and short common stock, partially offset by net realized and unrealized losses on our Agency RMBS. Our TBAs and U.S. Treasury securities were held on a net short basis and were used primarily to hedge interest rate and/or prepayment risk with respect to our Agency RMBS and other investment holdings. For the year ended December 31, 2013, net gains on our non-Agency portfolio, TBAs, U.S. Treasury securities, and short common stock were $79.4 million, while net losses on our Agency RMBS were $41.7 million. Non-Agency RMBS rallied for most of the year as underlying housing data improved and investor demand strengthened. CMBS also rallied over the course of the year, as investor demand for these assets also strengthened. In response to the rally in non-Agency MBS, we actively traded the portfolio, thereby monetizing gains. Proceeds from investments sold were, and continue to be, reinvested primarily into other non-Agency assets that we believe are attractive. Over the course of 2013, especially beginning in the late spring, Agency RMBS was impacted by a heightened level of volatility. Uncertainty and speculation around Federal Reserve actions with respect to its asset purchase program dominated the fixed-income market generally, but Agency RMBS was among the hardest hit asset classes during this period. Within Agency RMBS, specified pools with prepayment protection characteristics were especially negatively impacted because as interest rates rose, their prepayment protection became less valuable. During the year, we took advantage of depressed specified pool pay-ups (price premiums for specified pools relative to their generic pool counterparts) by buying higher coupon specified pools. Despite current low prepayment levels, we believe that certain sectors of the Agency pool market are still susceptible to prepayments, thereby making it attractive to buy pools with prepayment protection in those sectors, especially given the drop in pay-ups. As of December 31, 2013, the rate on the benchmark 10-year U.S. Treasury was 3.03% as compared to 1.76% as of December 31, 2012.

Net realized and unrealized gains on investments of $94.3 million for the year ended December 31, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS, commercial mortgage loans, and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the year ended December 31, 2013, we had net realized and unrealized losses on our financial derivatives of $8.0 million as compared to net realized and unrealized losses of $21.4 million for the year ended December 31, 2012. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases "synthetic long positions" as a means to assume credit risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, and to a lesser extent short and/or long positions in Eurodollar futures and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. We also use total return swaps to take synthetic long or short positions in certain mortgage- or real estate-related corporate entities. Net realized and unrealized losses of $8.0 million on our financial derivatives for the year ended December 31, 2013 resulted primarily from net losses of $21.7 million related to our net short positions on credit default swaps on corporate bond indices, our CDS on individual RMBS, and our net long positions on total return swaps, partially offset by net gains of $13.7 million related to our interest rate hedges. Net gains on our interest rate derivatives offset some of the price declines of our assets, particularly with respect to our Agency RMBS. Net losses on our credit hedges were not unexpected in light of the tightening in yield spreads throughout the year in both corporate and structured credit. The benchmark 5-year swap rate increased during the year ended December 31, 2013 to 1.79% from 0.86% at December 31, 2012.
Net realized and unrealized losses on our financial derivatives of $21.4 million for the year ended December 31, 2012 resulted principally from net realized and unrealized losses from our CDS on RMBS and CMBS indices, total return swaps, interest rate swaps, CDS on corporate bond indices, and futures, partially offset by net realized and unrealized gains on our CDS on individual RMBS.
Results of Operations for the Years Ended December 31, 2012 and 2011
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in net income for the years ended December 31, 2012 and 2011 was $97.1 million and $10.3 million, respectively. The increase in our net income year over year was primarily driven by the recognition of net realized and unrealized gains in our non-Agency MBS strategy resulting from the significant rally in non-Agency MBS during the year as supplemented by trading gains, together with strong performance in our Agency RMBS strategy. The overall climate for MBS assets improved markedly year over year as home prices improved and the overall outlook for the U.S. economy brightened. Total return based on changes in "net asset value" or "book value" for our common shares was 22.2% for the year ended December 31, 2012 as compared to 2.4% for the year ended December 31, 2011. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $24.2 million for the year ended December 31, 2012 as compared to $44.7 million for the year ended December 31, 2011. Net investment income consists of interest income less total expenses. The year-over-year decrease in net investment income was primarily due to higher expenses for the year ended December 31, 2012, primarily related to higher incentive fee expense.
Interest Income
Interest income was $63.9 million for the year ended December 31, 2012 as compared to $63.5 million for the year ended December 31, 2011. Interest income included coupon payments received and accrued on our holdings, the net accretion and amortization of purchased discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The slight increase in interest income year over year was driven by an increase in interest income from our non-Agency MBS portfolio, which grew in size and yield, offset by a decrease in interest income from Agency RMBS which decreased in size as compared to 2011. For the year ended December 31, 2012, interest income from our non-Agency MBS portfolio was $42.3 million while for the year ended December 31, 2011, interest income was $34.0 million. For the year ended December 31, 2012, interest income was $21.3 million from Agency RMBS and for the year ended December 31, 2011, interest income was $29.5 million. For the year ended December 31, 2012, interest income was positively impacted by the Company's upward adjustment of its future housing price assumptions, which are used in the determination of the yields at which the Company accrues interest income on its investments. While this adjustment in assumptions increased the effective yields at which the Company accrued interest income on many of its investments during the period, total net income was not affected since all of the Company's investments were marked-to-market through net income. On a more detailed level, to the extent that an increase in book yields causes an incremental increase in interest income during a reporting period for any investment, the amortized cost of such investment at the end of such reporting period is incrementally increased by the same amount, which, as a result of the mark-to-market process, leads to an exactly offsetting incremental decrease in the change in net unrealized gain (loss) on such investment. The adjustment in assumptions was made effective as of July 1, 2012 and was applied prospectively.
The following table details our interest income, and average holdings and average yields based on amortized cost for the years ended December 31, 2012 and 2011:

	Non-Agency			Agency			Total
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2012	$42,339	$452,698	9.35%	$21,302	$697,960	3.05%	$63,641	$1,150,658	5.53%
Year ended December 31, 2011	$34,041	$390,859	8.71%	$29,459	$808,313	3.64%	$63,500	$1,199,172	5.30%
Base Management Fees
For the years ended December 31, 2012 and 2011 base management fee incurred, which is based on shareholders' equity at the end of each quarter, was $6.8 million and $5.7 million, respectively. The increase in the base management fee was the result of the increase in shareholders' equity, year over year, which resulted primarily from the completion of a public offering during the year ended December 31, 2012, as well as from the recognition of net income in excess of dividends paid.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchased discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $836.3 million and $877.6 million for the years ended December 31, 2012 and 2011, respectively. Despite a decrease in average borrowed funds, our total interest expense, inclusive of interest expense on securitized debt and our counterparties' cash collateral held by us, increased to $7.8 million for the year ended December 31, 2012 as compared to $6.6 million for the year ended December 31, 2011. Our total weighted average borrowing cost under our reverse repos was 0.89% for the year ended December 31, 2012 as compared to 0.69% for the year ended December 31, 2011. Our weighted average borrowing costs under reverse repos increased year over year primarily because, as compared to 2011, a greater portion of our borrowings were related to non-Agency MBS, which almost always carry higher borrowing rates than those related to Agency RMBS. For the year ended December 31, 2012, 29.0% of our average borrowings under reverse repos were related to our non-Agency MBS holdings. For the year ended December 31, 2011, 22.5% of our average borrowings were related to our non-Agency MBS holdings. Slightly higher rates of borrowing within each reverse repo category also contributed to the increase in overall interest expense.
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
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.19% and 1.28% for the years ended December 31, 2012 and 2011, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.34% and 4.02% for the years ended December 31, 2012 and 2011, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
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
Net Realized and Unrealized Gains and Losses on Investments
During the year ended December 31, 2012, we had net realized and unrealized gains on investments of $94.3 million as compared to net realized and unrealized losses of $28.8 million for the year ended December 31, 2011. Prices of both Agency RMBS and non-Agency MBS generally increased year over year. Net realized and unrealized gains on investments of $94.3 million for the year ended December 31, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities. For the year ended December 31, 2012, our TBAs were held on a net short basis and were used primarily to hedge interest rate and prepayment risk with respect to our Agency RMBS. Net gains on our non-Agency MBS and Agency RMBS were $111.4 million while net losses on our TBAs and U.S. Treasury securities were $17.0 million. Both our Agency RMBS and non-Agency MBS portfolios experienced strong valuation gains during the year ended December 31, 2012. Valuation gains were particularly notable for our non-Agency MBS, as that sector of the market experienced a significant rally as the housing market continued to exhibit signs of recovery and as investor demand increased for higher yielding fixed income assets.
Net realized and unrealized losses on investments of $28.8 million for the year ended December 31, 2011 resulted principally from net realized and unrealized losses on our non-Agency MBS, U.S. Treasury securities, and our TBAs, partially offset by net realized and unrealized gains on our Agency RMBS.
Net Realized and Unrealized Losses on Financial Derivatives
During the year ended December 31, 2012, we had net realized and unrealized losses on our financial derivatives of $21.4 million as compared to net realized and unrealized losses of $5.6 million for the year ended December 31, 2011. Our financial derivatives consisted of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases as a means to assume credit risk. Our interest rate derivatives were primarily in the form of short positions in interest rate swaps, and to a lesser extent short positions in Eurodollar futures. We also used certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. During the year ended December 31, 2012, our credit hedges were primarily in the form of credit default swaps where we purchased credit protection on non-Agency MBS, although from time to time our credit hedges also included total return swaps and CDS on corporate bond indices, which we used to take short positions in various corporate equity and debt securities. Net realized and unrealized losses of $21.4 million on our financial derivatives for the year ended December 31, 2012 resulted primarily from net losses of $6.7 million related to our interest rate derivatives and net losses of $14.6 million related to our credit hedges. The benchmark five-year swap rate declined over the course of the year, closing at 0.86% at December 31, 2012 as compared to 1.22% at December 31, 2011.
During the year ended December 31, 2012, we recognized net realized and unrealized losses from our CDS on RMBS and CMBS indices in the amount of $11.6 million. Since these positions served primarily as credit hedges for our long non-Agency MBS holdings, these losses were not unexpected given the price increases of credit-sensitive MBS during the year. We also recognized a loss of $1.7 million on CDS on corporate bond indices, as that sector also rallied during the period. We view our CDS on corporate bond indices also as hedges against our long non-Agency MBS holdings, although less directly than CDS on RMBS and CMBS indices. We also recognized net realized and unrealized losses related to our interest rate swaps and total return swaps in the amount of $6.6 million and $3.4 million, respectively. These losses were partially offset by net realized and unrealized gains on our CDS on individual RMBS in the amount of $2.0 million. Our CDS on individual RMBS continue to run off, thereby reducing our notional value outstanding.
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
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining positions in MBS and other assets, making distributions in the form of dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repurchase agreement, or "repo," reverse repo, TBA, and financial derivative contracts, repayment of reverse repo borrowings to the extent we are unable or unwilling to extend our reverse repos, payment of our general operating expenses, and payment of our quarterly dividend. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under reverse repos, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Year Ended December 31, 2013	$1,162,502	$1,236,166
Year Ended December 31, 2012	$836,305	$905,718
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	As of December 31, 2013
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$369,861	29.9%
31 - 60 Days	402,206	32.5%
61 - 90 Days	320,161	25.9%
91 - 120 Days	8,233	0.7%
121 - 150 Days	38,856	3.1%
151 - 180 Days	96,849	7.9%
	$1,236,166	100.0%
Reverse repos involving underlying investments that we sold prior to December 31, 2013, for settlement following December 31, 2013, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to December 31, 2013 for which delivery of the borrowed funds is not scheduled until after December 31,

2013.
Our reverse repo agreements are subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2013, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 31.5% with respect to non-Agency assets, 5.8% with respect to Agency RMBS assets and 16.0% overall. As of December 31, 2012 these respective weighted average contractual haircuts were 35.8%, 5.0% and 14.2%.
We expect to continue to borrow funds in the form of reverse repos as well as other similar types of financings. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or "SIFMA," as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders. We also have entered into an "evergreen" repurchase agreement with one lender that provides for an original term of 180 days, and which is automatically extended every day for an additional day (so as to maintain a remaining term of 180 days) unless notified otherwise by the lender. The agreement is not based on the SIFMA form, but its terms and conditions are similar to the terms and conditions of our other master repurchase agreements including with respect to events of default and remedies upon default.
As of December 31, 2013 and December 31, 2012, we had $1.2 billion and $905.7 million, respectively of borrowings outstanding under our reverse repos. As of December 31, 2013, the remaining terms on our reverse repos ranged from 2 to 180 days, with an average remaining term of 56 days. As of December 31, 2012, the remaining terms on our reverse repos ranged from 10 to 180 days, with an average remaining term of 57 days. Our reverse repo borrowings were with a total of fourteen counterparties as of December 31, 2013 and were with a total of ten counterparties as of December 31, 2012. As of December 31, 2013 and December 31, 2012, our reverse repos had a weighted average borrowing rate of 0.90% and 0.77%, respectively. As of December 31, 2013, our reverse repos had interest rates ranging from 0.32% to 2.27%. As of December 31, 2012, our reverse repos had interest rates ranging from 0.37% to 2.31%. Investments pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.5 billion and $1.1 billion as of December 31, 2013 and December 31, 2012, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to the Company's reverse repos was greater than 5% of total equity as of December 31, 2013 and December 31, 2012:
As of December 31, 2013:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$48,979	180	7.82%
Credit Suisse First Boston LLC	$46,016	46	7.35%
Barclays Capital Inc.	$45,278	48	7.23%
As of December 31, 2012:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$50,751	180	10.0%
Credit Suisse First Boston LLC	$35,253	52	7.0%

Although we typically finance most of our holdings of Agency RMBS, as of December 31, 2013 and December 31, 2012, we held unencumbered Agency pools, on a settlement date basis, in the amount of $11.5 million and $28.4 million, respectively.
We held cash and cash equivalents of approximately $183.5 million and $59.1 million as of December 31, 2013 and December 31, 2012, respectively. Since the latter part of the second quarter of 2013, we have increased our level of cash holdings, both as a buffer against the increased market volatility and so as to be able to take advantage of potential investment opportunities.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the year ended December 31, 2013, we paid total dividends in the amount of $92.1 million related to net income attributable to the three month periods ended March 31, 2013, June 30, 2013, and September 30, 2013 as well as the year ended December 31, 2012. In February 2014, our Board of Directors approved a dividend related to the fourth quarter of 2013 in the amount of $0.77 per share, or approximately $20.1 million, payable on March 17, 2014 to shareholders of record as of February 28, 2014. During the year ended December 31, 2012, we paid total dividends in the amount of $47.4 million related to net income attributable to the three month periods ended March 31, 2012, June 30, 2012, and September 30, 2012, as well as the year ended December 31, 2011.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Year Ended December 31, 2013

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,036	May 31, 2013	June 17, 2013
Second Quarter	$0.77	$20,040	August 30, 2013	September 16, 2013
Third Quarter	$0.77	$20,052	November 29, 2013	December 16, 2013
Fourth Quarter	$0.77	$20,070	February 28, 2014	March 17, 2014
Year Ended December 31, 2012

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.70	$11,787	June 1, 2012	June 15, 2012
Second Quarter	$0.70	$14,244	August 31, 2012	September 17, 2012
Third Quarter	$0.70	$14,645	November 30, 2012	December 17, 2012
Fourth Quarter(1)	$1.52	$31,939	March 1, 2013	March 15, 2013

(1)	Includes a special dividend for the 2012 fiscal year in the amount of $0.75 per share.
For the year ended December 31, 2013, our operating activities used net cash in the amount of $244.4 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $330.4 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $86.1 million for the year ended December 31, 2013. In addition we received proceeds from the issuance of common shares of $125.3 million, net of offering costs, and net contributions from non-controlling interests provided cash of $5.6 million. We used $92.1 million to pay dividends and $0.4 million for other non-operating activity-related uses. As a result there was an increase in our cash holdings of $124.4 million from $59.1 million as of December 31, 2012 to $183.5 million as of December 31, 2013.
For the year ended December 31, 2012, our operating activities used net cash of $51.4 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $9.5 million. We also received net proceeds from the issuance of common shares of $87.8 million, net of offering costs. Additionally, proceeds from the issuance of securitized debt provided net cash of $1.5 million. Thus our operating activities, when combined with our reverse repo financing, common share issuance, and securitized debt financings, provided net cash of $47.5 million for the year ended December 31, 2012. We used $47.4 million to pay dividends, $3.4 million to repurchase shares, and $0.3 million for other non-operating activity-related uses, resulting in a decrease in our cash holdings of $3.7 million from $62.7 million as of December 31, 2011 to $59.1 million as of December 31, 2012.

Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from regulation as an investment company under the Investment Company Act. Steep declines in the values of our RMBS assets financed using reverse repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by reverse repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. When we enter into a reverse repo, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repo. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of December 31, 2013 and 2012 there were no repurchase agreements or reverse repos reported net on the Consolidated Statement of Assets, Liabilities, and Equity.
As of December 31, 2013, we had an aggregate amount at risk under our reverse repos with fourteen counterparties of approximately $244.7 million and as of December 31, 2012, we had an aggregate amount at risk under our reverse repos with ten counterparties of approximately $159.9 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2013 and December 31, 2012 does not include approximately $2.8 million and $2.5 million, respectively, of net accrued interest, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2013, we had an aggregate amount at risk under our derivative contracts with eleven counterparties of approximately $23.4 million. We also had $11.7 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2012, we had an aggregate amount at risk under our derivatives contracts with eight counterparties of approximately $13.0 million. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, at December 31, 2013 and December 31, 2012, collateral posted by us and held by a third-party custodian in the amount of approximately $22.6 million and $7.1 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2013, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $7.8 million. As of December 31, 2012, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $1.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Off-Balance Sheet Arrangements
As of December 31, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2013 and December 31, 2012 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency MBS and mortgage loans. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk.
Default Risk
Default risk is the risk that borrowers will fail to make principal and interest payments on their mortgage loans. We may attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps and total return swaps. These instruments can reference various MBS indices, corporate bond indices, or corporate entities, such as publicly traded REITs. We also rely on third-party mortgage servicers to mitigate our default risk, but such third-party mortgage servicers may have little or no economic incentive to mitigate loan default rates.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. In the current relatively low interest rate environment, one might typically expect higher prepayment rates; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of prepayments is not nearly what would otherwise be expected. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment risk has been heightened by the Federal Reserve's stated commitment to keep interest rates low in order to spur increased growth in the U.S. economy. The government sponsored HARP program, designed to encourage mortgage refinancings, has also become a factor in prepayment risk. While mortgage rates have recently increased, they remain very low by historical standards, and as a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2013, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$5,984	$11,193	$(6,757)	$(14,285)
Non-Agency RMBS, CMBS, Mortgage Loans, and Other ABS	8,570	17,280	(8,429)	(16,717)
U.S. Treasury Securities, Interest Rate Swaps, Options, and Futures	(14,490)	(29,817)	13,652	26,465
Mortgage-Related Derivatives	(399)	(526)	670	1,611
Corporate Securities and Derivatives on Corporate Securities	2,621	4,228	(3,636)	(8,287)
Repurchase Agreements and Reverse Repurchase Agreements	(615)	(832)	720	1,440
Total	$1,671	$1,526	$(3,780)	$(9,773)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2013 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ellington Financial LLC

In our opinion, the accompanying consolidated statement of assets, liabilities, and equity including the consolidated condensed schedule of investments, and the related consolidated statement of operations, consolidated statement of changes in equity and consolidated statement of cash flows present fairly, in all material respects, the financial position of Ellington Financial, LLC ("the Company") at December 31, 2013 and December 31, 2012, and the results of its operations, the changes in equity, and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 129 of the 2013 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 14, 2014

Consolidated Financial Statements
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY

	December 31, 2013	December 31, 2012
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$183,489	$59,084
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,688,257 and $1,328,153)	1,730,130	1,375,116
Financial derivatives–assets, at fair value (Net cost – $50,533 and $65,860)	59,664	48,504
Repurchase agreements (Cost – $27,943 and $13,650)	27,962	13,650
Total investments, financial derivatives, and repurchase agreements	1,817,756	1,437,270
Due from brokers	82,571	22,744
Receivable for securities sold	883,005	626,919
Interest and principal receivable	6,831	5,719
Other assets	1,546	379
Total Assets	$2,975,198	$2,152,115
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $847,602 and $621,048)	$845,614	$622,301
Financial derivatives–liabilities, at fair value (Net proceeds – $29,746 and $13,171)	44,791	15,212
Total investments and financial derivatives	890,405	637,513
Reverse repurchase agreements	1,236,166	905,718
Due to brokers	19,762	30,954
Payable for securities purchased	193,047	57,333
Securitized debt (Proceeds – $980 and $1,311)	983	1,335
Accounts payable and accrued expenses	1,810	1,995
Base management fee payable	2,364	1,934
Incentive fee payable	3,091	7,343
Other payables	—	903
Interest and dividends payable	1,521	732
Total Liabilities	2,349,149	1,645,760
EQUITY	626,049	506,355
TOTAL LIABILITIES AND EQUITY	$2,975,198	$2,152,115
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(25,428,186 and 20,370,469 shares issued and outstanding)	$611,282	$497,373
Additional paid-in capital – LTIP units	9,119	8,982
Total Shareholders' Equity	620,401	506,355
Non-controlling interests	5,648	—
Total Equity	$626,049	$506,355
PER SHARE INFORMATION:
Common shares	$24.40	$24.86

See Notes to the Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (276.36%) (a) (s) (u) (v)
Mortgage-Backed Securities (262.62%)
Agency Securities (164.58%) (b)
Fixed Rate Agency Securities (156.28%)
Principal and Interest–Fixed Rate Agency Securities (137.75%)
$38,439	Federal National Mortgage Association Pool	3.50%	1/43	$37,742
27,523	Federal National Mortgage Association Pool	3.50%	10/42	27,407
17,735	Federal National Mortgage Association Pool	4.00%	11/43	18,327
18,267	Federal Home Loan Mortgage Corporation Pool	3.00%	4/43	17,322
15,538	Federal National Mortgage Association Pool	5.00%	8/41	16,910
16,572	Federal National Mortgage Association Pool	3.00%	6/28	16,729
15,759	Federal National Mortgage Association Pool	4.00%	11/43	16,279
15,017	Federal National Mortgage Association Pool	4.50%	10/41	15,958
14,835	Federal National Mortgage Association Pool	4.50%	9/41	15,743
13,367	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	13,783
12,686	Federal Home Loan Mortgage Corporation Pool	5.00%	7/41	13,692
12,316	Federal National Mortgage Association Pool	5.00%	3/41	13,444
11,295	Federal National Mortgage Association Pool	4.50%	10/43	12,005
11,478	Federal National Mortgage Association Pool	4.00%	10/43	11,861
11,835	Federal National Mortgage Association Pool	3.00%	8/42	11,263
9,697	Federal Home Loan Mortgage Corporation Pool	4.00%	7/43	9,979
9,114	Federal National Mortgage Association Pool	4.00%	8/43	9,409
8,841	Federal Home Loan Mortgage Corporation Pool	4.50%	10/41	9,378
9,025	Federal National Mortgage Association Pool	4.00%	12/43	9,326
9,747	Federal Home Loan Mortgage Corporation Pool	3.00%	2/43	9,251
8,789	Federal National Mortgage Association Pool	4.00%	11/43	9,013
7,413	Federal National Mortgage Association Pool	4.50%	4/26	7,898
6,893	Federal National Mortgage Association Pool	4.50%	10/43	7,326
7,327	Federal National Mortgage Association Pool	3.50%	11/42	7,299
6,854	Federal Home Loan Mortgage Corporation Pool	4.00%	10/43	7,005
6,288	Federal National Mortgage Association Pool	5.50%	10/39	6,946
6,463	Federal National Mortgage Association Pool	4.50%	9/43	6,865
6,033	Federal National Mortgage Association Pool	4.50%	12/43	6,418
6,022	Federal National Mortgage Association Pool	4.00%	8/43	6,228
6,025	Federal National Mortgage Association Pool	4.00%	10/43	6,218
5,632	Government National Mortgage Association Pool	4.46%	2/63	6,136
5,893	Federal National Mortgage Association Pool	4.00%	8/43	6,083

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest–Fixed Rate Agency Securities (137.75%) (continued)
$6,342	Federal National Mortgage Association Pool	3.00%	4/42	$6,035
6,287	Federal Home Loan Mortgage Corporation Pool	3.00%	1/43	5,967
5,410	Federal National Mortgage Association Pool	5.00%	10/43	5,925
5,702	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	5,867
5,361	Government National Mortgage Association Pool	4.54%	11/62	5,859
5,241	Government National Mortgage Association Pool	4.58%	10/62	5,733
5,234	Government National Mortgage Association Pool	4.63%	6/61	5,688
5,978	Federal Home Loan Mortgage Corporation Pool	3.00%	4/43	5,676
5,189	Government National Mortgage Association Pool	4.60%	6/62	5,672
5,338	Federal National Mortgage Association Pool	4.50%	11/43	5,668
5,274	Federal National Mortgage Association Pool	4.00%	7/26	5,593
5,147	Federal Home Loan Mortgage Corporation Pool	4.50%	10/43	5,460
5,130	Federal Home Loan Mortgage Corporation Pool	4.50%	10/43	5,442
4,904	Federal National Mortgage Association Pool	4.00%	1/43	5,063
4,484	Federal National Mortgage Association Pool	5.00%	10/43	4,897
4,720	Federal National Mortgage Association Pool	4.00%	4/42	4,873
5,032	Federal Home Loan Mortgage Corporation Pool	3.00%	6/43	4,776
4,472	Federal National Mortgage Association Pool	4.50%	10/43	4,768
4,604	Federal National Mortgage Association Pool	4.00%	11/43	4,758
4,477	Federal National Mortgage Association Pool	4.50%	8/43	4,754
4,581	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	4,715
4,359	Federal Home Loan Mortgage Corporation Pool	4.50%	9/43	4,625
4,604	Federal National Mortgage Association Pool	3.50%	8/43	4,586
4,673	Federal Home Loan Mortgage Corporation Pool	3.00%	2/43	4,435
4,060	Federal National Mortgage Association Pool	5.00%	10/43	4,423
4,025	Federal National Mortgage Association Pool	5.00%	10/43	4,387
4,231	Federal National Mortgage Association Pool	4.00%	11/43	4,372
3,932	Government National Mortgage Association Pool	4.69%	7/61	4,288
3,886	Government National Mortgage Association Pool	4.75%	1/61	4,213
3,864	Federal National Mortgage Association Pool	5.00%	11/40	4,203
3,811	Federal National Mortgage Association Pool	5.00%	1/44	4,169
3,826	Government National Mortgage Association Pool	4.80%	2/61	4,157
4,225	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	4,137
3,929	Federal Home Loan Mortgage Corporation Pool	4.00%	10/43	4,043
3,801	Federal Home Loan Mortgage Corporation Pool	4.00%	11/43	3,885
3,599	Federal National Mortgage Association Pool	4.50%	12/43	3,837
3,737	Federal Home Loan Mortgage Corporation Pool	3.00%	3/28	3,810
3,434	Government National Mortgage Association Pool	4.66%	1/63	3,772
3,448	Federal National Mortgage Association Pool	5.00%	12/40	3,759

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest–Fixed Rate Agency Securities (137.75%) (continued)
$3,601	Federal National Mortgage Association Pool	4.00%	8/43	$3,715
3,594	Federal National Mortgage Association Pool	4.00%	8/43	3,710
3,566	Federal National Mortgage Association Pool	4.00%	8/43	3,683
3,400	Federal National Mortgage Association Pool	4.50%	10/43	3,613
3,495	Federal National Mortgage Association Pool	4.00%	8/43	3,608
3,273	Federal National Mortgage Association Pool	4.50%	10/43	3,479
3,515	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	3,454
3,111	Federal National Mortgage Association Pool	5.00%	10/35	3,429
3,134	Government National Mortgage Association Pool	4.68%	10/61	3,421
3,094	Government National Mortgage Association Pool	5.54%	2/60	3,420
3,469	Federal National Mortgage Association Pool	3.50%	6/42	3,419
3,387	Federal Home Loan Mortgage Corporation Pool	3.00%	6/28	3,412
3,421	Federal National Mortgage Association Pool	3.50%	1/43	3,407
3,170	Federal National Mortgage Association Pool	4.00%	6/26	3,362
3,200	Federal National Mortgage Association Pool	3.50%	11/28	3,355
3,194	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	3,294
3,203	Federal National Mortgage Association Pool	3.00%	6/28	3,274
2,981	Federal National Mortgage Association Pool	5.00%	11/43	3,261
3,218	Federal National Mortgage Association Pool	3.00%	3/28	3,249
3,142	Federal National Mortgage Association Pool	4.00%	10/43	3,247
3,124	Federal National Mortgage Association Pool	3.00%	7/28	3,193
2,998	Federal Home Loan Mortgage Corporation Pool	4.50%	9/43	3,191
2,996	Federal National Mortgage Association Pool	4.50%	4/42	3,182
111,228	Other Federal National Mortgage Association Pools	3.00% - 6.00%	6/28 - 1/44	115,792
80,675	Other Federal Home Loan Mortgage Corporation Pools	2.50% - 6.00%	9/28 - 12/43	81,716
8,191	Other Government National Mortgage Association Pools	4.49% - 4.68%	11/61 - 11/62	8,949
				862,368
Interest Only–Fixed Rate Agency Securities (3.06%)
97,796	Other Federal National Mortgage Association	3.00% - 5.50%	12/20 - 6/43	13,821
21,959	Other Federal Home Loan Mortgage Corporation	3.00% - 5.50%	12/32 - 1/43	3,577
10,460	Other Government National Mortgage Association	3.00% - 5.50%	3/36 - 11/42	1,734
				19,132

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
TBA–Fixed Rate Agency Securities (15.47%)
$63,300	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	1/14	$60,016
31,150	Federal National Mortgage Association (30 Year)	3.00%	1/14	29,612
6,700	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/14	7,228
				96,856
Total Fixed Rate Agency Securities (Cost $992,207)				978,356
Floating Rate Agency Securities (8.30%)
Principal and Interest–Floating Rate Agency Securities (4.89%)
6,281	Federal Home Loan Mortgage Corporation Pool	4.92%	4/38	6,709
4,935	Federal National Mortgage Association Pool	4.27%	4/40	5,256
3,674	Federal National Mortgage Association Pool	5.73%	7/37	3,937
3,646	Federal National Mortgage Association Pool	2.53%	5/38	3,878
3,395	Federal National Mortgage Association Pool	6.10%	8/37	3,597
3,148	Other Federal Home Loan Mortgage Corporation Pools	5.83% - 5.89%	6/37 - 7/37	3,341
3,667	Other Federal National Mortgage Association Pools	2.64% - 6.05%	4/36 - 9/37	3,900
				30,618
Interest Only–Floating Rate Agency Securities (3.41%)
108,194	Other Government National Mortgage Association	1.64% - 6.58%	11/42 - 8/63	11,987
25,322	Other Federal National Mortgage Association	5.50% - 6.59%	8/36 - 7/43	4,600
18,180	Other Federal Home Loan Mortgage Corporation	5.83% - 6.53%	11/38 - 8/39	2,433
22,796	Resecuritization of Government National Mortgage Association (t)	4.34%	8/60	2,352
				21,372
Total Floating Rate Agency Securities (Cost $50,969)				51,990
Total Agency Securities (Cost $1,043,176)				1,030,346

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (98.04%)
Principal and Interest–Private Label Securities (97.40%)
$920,032	Various	0.24% - 9.35%	5/19 - 6/50	$609,766
Total Principal and Interest–Private Label Securities (Cost $555,708)				609,766
Principal Only–Private Label Securities (0.45%)
5,800	Various	0.00%	8/30	2,784
Total Principal Only–Private Label Securities (Cost $2,477)				2,784
Interest Only–Private Label Securities (0.19%)
50,649	Various	0.50% - 2.00%	6/44 - 9/47	1,216
Total Interest Only–Private Label Securities (Cost $519)				1,216
Other Private Label Securities (0.00%)
127,491	Various	0.00%	6/37 - 7/45	—
Total Other Private Label Securities (Cost $345)				—
Total Private Label Securities (Cost $559,049)				613,766
Total Mortgage-Backed Securities (Cost $1,602,225)				1,644,112
Other Asset-Backed Securities (6.08%)
42,822	Various	0% - 9.74%	6/17 - 12/40	38,069
Total Other Asset-Backed Securities (Cost $38,758)				38,069
Commercial Mortgage Loans (3.82%) (r)
26,227	Various	0% - 7.25%	6/14 - 12/16	23,887
Total Commercial Mortgage Loans (Cost $23,212)				23,887
Residential Mortgage Loans (3.84%)
36,218	Various	0.00%	8/24 - 10/42	24,062
Total Residential Mortgage Loans (Cost $24,062)				24,062
Total Long Investments (Cost $1,688,257)				$1,730,130

Repurchase Agreements (4.47%) (a) (c) (u) (v)
$19,675	J.P. Morgan Securities Inc. Collateralized by Par Value $20,000 U.S. Treasury Note, Coupon 1.25%, Maturity Date 10/18	(0.05)%	1/14	$19,675
8,287	Deutsche Bank Securities Collateralized by Par Value $7,751 European Sovereign Bond, Coupon 3.75%, Maturity Date 10/18	0.00%	1/14	8,287
Total Repurchase Agreements (Cost $27,943)				$27,962

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)

Current Principal/ Notional Value/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-135.07%) (a) (u) (v)
TBA–Fixed Rate Agency Securities Sold Short (-129.69%) (d)
$(156,890)	Federal National Mortgage Association (30 year)	4.00%	1/14	$(161,689)
(136,182)	Federal National Mortgage Association (30 year)	3.50%	1/14	(135,427)
(96,700)	Federal National Mortgage Association (30 year)	4.50%	1/14	(102,559)
(89,600)	Federal National Mortgage Association (15 year)	3.50%	1/14	(93,716)
(57,600)	Federal National Mortgage Association (30 year)	5.00%	1/14	(62,617)
(58,960)	Federal National Mortgage Association (15 year)	3.00%	1/14	(60,158)
(57,837)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	1/14	(59,409)
(31,150)	Federal National Mortgage Association (15 year)	2.50%	1/14	(30,816)
(24,400)	Federal National Mortgage Association (30 year)	4.50%	2/14	(25,798)
(23,200)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	2/14	(24,996)
(16,604)	Federal National Mortgage Association (15 year)	4.00%	1/14	(17,589)
(8,200)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	1/14	(8,550)
(6,700)	Federal National Mortgage Association (30 year)	5.50%	1/14	(7,373)
(6,550)	Federal Home Loan Mortgage Corporation (30 year)	3.50%	1/14	(6,495)
(4,100)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	1/14	(4,175)
(3,900)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	1/14	(4,129)
(3,815)	Other Federal Home Loan Mortgage Corporation (30 Year)	2.50%-5.50%	1/14	(3,685)
(2,500)	Other Federal National Mortgage Association (30 Year)	6.00%	1/14	(2,776)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$813,757)				(811,957)
Government Debt Sold Short (-4.36%)
(20,000)	U.S. Treasury Note	1.25%	10/18	(19,607)
(7,337)	European Sovereign Bond	3.75%	10/18	(7,681)
Total Government Debt Sold Short (Proceeds -$27,532)				(27,288)
Common Stock Sold Short (-1.02%)
(763)	Publicly Traded Real Estate Investment Trusts			(6,369)
Total Common Stock Sold Short (Proceeds -$6,313)				(6,369)
Total Investments Sold Short (Proceeds -$847,602)				$(845,614)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (9.53%) (a) (u)
Swaps (9.49%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (Cost $13,248) (g)	Credit	$70,425	12/18	$14,273
Interest Rate Swaps (f)	Interest Rates	153,100	7/18 - 9/23	1,978
Credit Default Swaps on Asset-Backed Indices (Proceeds -$217) (e)	Credit	1,990	12/37	61
Total Return Swaps (l)	Equity Market	3,044	6/14 - 6/15	4
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (h)	Credit	(23,426)	9/34 - 5/36	16,646
Credit Default Swaps on Asset-Backed Indices (i)	Credit	(72,422)	5/46 - 5/63	4,876
Interest Rate Swaps (j)	Interest Rates	(840,600)	11/16 - 8/43	21,575
Total Return Swaps (l)	Equity Market	(23)	9/15	—
Total Swaps (Net cost $50,039)				59,413
Options (0.04%)
Purchased Options:
Options on CDS on Corporate Bond Indices (o)	Credit	22,588	6/14	190
Swaptions (p)	Interest Rates	15,000	4/14	61
Total Options (Cost $494)				251
Total Financial Derivatives–Assets (Net cost $50,533)				$59,664
Financial Derivatives–Liabilities (-7.16%) (a) (u)
Swaps (-6.76%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $14,331) (e)	Credit	$44,082	12/49 - 10/52	$(11,866)
Interest Rate Swaps (f)	Interest Rates	234,600	10/17 - 7/43	(2,857)
Credit Default Swaps on Corporate Bond Indices (Proceeds - $1,200) (g)	Credit	4,000	12/17	(1,047)
Total Return Swaps (l)	Equity Market	47,974	6/15	—
Short Swaps:
Interest Rate Swaps (j)	Interest Rates	(323,800)	3/15 - 9/43	(2,207)
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(337,815)	12/16 - 12/18	(23,902)
Credit Default Swaps on Asset-Backed Securities (h)	Credit	(3,000)	3/35	(350)
Total Return Swaps (l)	Equity Market	(10,374)	9/14 - 9/15	(67)
Total Swaps (Net proceeds -$29,746)				(42,296)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Futures (-0.38%)
Long Futures:
U.S. Treasury Note Futures (n)	Interest Rates	$227,200	3/14	$(2,370)
Short Futures:
Eurodollar Futures (m)	Interest Rates	(14,000)	3/14 - 9/15	(3)
Total Futures				(2,373)
Options (-0.01%)
Written Options:
Swaption (q)	Interest Rates	(4,000)	4/14	(84)
Total Options				(84)
Forwards (-0.01%)
Currency Forwards	Currency	(6,575)	3/14	(38)
Total Forwards				(38)
Total Financial Derivatives–Liabilities (Net proceeds -$29,746)				$(44,791)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONCLUDED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At December 31, 2013, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association represented 100.85%, 51.37%, and 12.36% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At December 31, 2013, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 111.89% and 17.80% of equity, respectively.

(e)	For long credit default swaps on asset-backed indices, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For long credit default swaps on corporate bond indices, the Company sold protection.

(h)	For short credit default swaps on asset-backed securities, the Company purchased protection.

(i)	For short credit default swaps on asset-backed indices, the Company purchased protection.

(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.

(l)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(m)	Every $1,000,000 in notional value represents one contract.

(n)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of December 31, 2013 1,847 contracts were held.

(o)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(p)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(q)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(r)	Includes a loan with a fair value in the amount of $5.0 million where the maturity date may be extended through November 4, 2015 as well as non-performing commercial mortgage loans.

(s)
The table below shows the ratings on the Company's long investments from Moody's, Standard and Poor's, or Fitch, as well as the Company's long investments that were unrated but guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company's long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a "+," "-," "1," "2," or "3."

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	164.58%
A/A/A	0.34%
Baa/BBB/BBB	2.97%
Ba/BB/BB or below	97.95%
Unrated	10.52%

(t)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(u)	Classification percentages are based on Total Equity.
(v)The following table details the breakout by geographical region of long investments, investments sold short, and repurchase agreements:

Region	Current Principal/ Number of Shares	Cost	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	2,470,650	$1,682,533	$1,724,370	275.44%
Europe	7,641	5,724	5,760	0.92%
Total	2,478,291	$1,688,257	$1,730,130	276.36%
Investments Sold Short:
North America (TBAs and Government Debt)	(804,888)	$(833,656)	$(831,564)	(132.82)%
Europe (Government Debt)	(7,337)	(7,633)	(7,681)	(1.23)%
North America (Common Stock)	(763)	(6,313)	(6,369)	(1.02)%
Total		$(847,602)	$(845,614)	(135.07)%
Repurchase Agreements:
North America	19,675	$19,675	$19,675	3.15%
Europe	8,287	8,268	8,287	1.32%
Total	27,962	$27,943	$27,962	4.47%

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-122.90%) (a)
TBA - Fixed Rate Agency Securities Sold Short (-120.22%) (d)
$(198,168)	Federal National Mortgage Association (30 Year)	3.50%	1/13	$(211,343)
(87,500)	Federal National Mortgage Association (30 Year)	5.00%	1/13	(94,794)
(77,730)	Federal National Mortgage Association (30 Year)	4.50%	1/13	(83,982)
(53,400)	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	1/13	(56,804)
(34,510)	Federal National Mortgage Association (15 Year)	3.00%	1/13	(36,430)
(31,600)	Federal National Mortgage Association (30 Year)	3.00%	1/13	(33,128)
(16,500)	Federal Home Loan Mortgage Corporation (30 Year)	5.00%	1/13	(17,776)
(16,450)	Federal National Mortgage Association (15 Year)	3.50%	1/13	(17,460)
(15,718)	Federal National Mortgage Association (30 Year)	4.00%	1/13	(16,852)
(14,104)	Federal National Mortgage Association (15 Year)	4.00%	1/13	(15,096)
(11,000)	Federal National Mortgage Association (15 Year)	4.50%	1/13	(11,833)
(7,500)	Federal National Mortgage Association (30 Year)	5.50%	1/13	(8,148)
(2,500)	Federal National Mortgage Association (30 Year)	6.00%	1/13	(2,731)
(1,200)	Other Federal National Mortgage Association (15 Year)	2.50%	1/13	(1,255)
(1,000)	Other Federal Home Loan Mortgage Corporation (30 Year)	6.00%	1/13	(1,088)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$607,967)				(608,720)
U.S. Treasury Securities Sold Short (-2.68%)
(13,000)	U.S. Treasury Note	1.75%	5/16	(13,581)
Total U.S. Treasury Securities Sold Short (Proceeds -$13,081)				(13,581)
Total Investments Sold Short (Proceeds -$621,048)				$(622,301)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2012 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (9.58%) (a)
Swaps (9.58%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Net Cost $135) (e)	Credit	$10,166	6/36 - 12/37	$765
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(42,121)	9/34 - 5/36	36,031
Credit Default Swaps on Asset-Backed Indices (h)	Credit	(66,829)	5/46 - 10/52	11,703
Interest Rate Swaps (i)	Interest Rates	(18,900)	10/17	5
Total Swaps (Net cost $65,860)				48,504
Total Financial Derivatives–Assets (Net cost $65,860)				$48,504
Financial Derivatives–Liabilities (-3.00%) (a)
Swaps (-2.99%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $12,736) (e)	Credit	30,050	12/49 - 2/51	$(12,751)
Interest Rate Swaps (f)	Interest Rates	2,500	11/22 - 12/22	(32)
Short Swaps:
Interest Rate Swaps (i)	Interest Rates	(220,000)	8/14 - 11/22	(1,092)
Credit Default Swaps on Asset-Backed Indices (h)	Credit	(7,792)	6/36 - 12/37	(717)
Credit Default Swaps on Corporate Bond Indices (j)	Credit	(67,500)	12/17	(484)
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(3,000)	3/35	(1)
Total Return Swaps (k)	Equity Market	(18,737)	9/13	(65)
Total Swaps (Net proceeds -$13,171)				(15,142)
Futures (-0.01%)
Short Futures:
Eurodollar Futures (l)	Interest Rates	(63,000)	3/13 - 9/13	(70)
Total Futures				(70)
Total Financial Derivatives–Liabilities (Net proceeds -$13,171)				$(15,212)

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

(n)
The table below shows the Company's long investment ratings from Moody's, Standard and Poor's, or Fitch, as well as the Company's long investments that were unrated but guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company's long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a "+," "-," "1," "2," or "3."

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	161.52%
Aaa/AAA/AAA	0.01%
Aa/AA/AA	0.26%
A/A/A	1.02%
Baa/BBB/BBB	3.70%
Ba/BB/BB or below	102.40%
Unrated	2.66%

(o)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(p)	Classification percentages are based on Total Equity.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$85,740	$63,857	$63,540
EXPENSES
Base management fee	9,115	6,835	5,744
Incentive fee	8,366	19,145	612
Interest expense	11,025	7,799	6,647
Other investment related expenses	496	—	—
Compensation expense	1,721	1,308	1,235
Custody and other fees	1,308	1,154	954
Professional fees	1,783	1,386	1,630
Agency and administration fees	1,133	923	915
Insurance expense	706	720	711
Directors' fees and expenses	253	265	250
Share-based LTIP expense	179	135	147
Total expenses	36,085	39,670	18,845
NET INVESTMENT INCOME	49,655	24,187	44,695
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	39,485	23,550	10,524
Financial derivatives	(21,479)	(34,797)	16,307
Foreign currency transactions	(4)	—	—
	18,002	(11,247)	26,831
Change in net unrealized gain (loss) on:
Investments	(1,819)	70,789	(39,321)
Financial derivatives	13,482	13,417	(21,878)
Foreign currency translation	42	—	—
	11,705	84,206	(61,199)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	29,707	72,959	(34,368)
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	79,362	97,146	10,327
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	838	—	—
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$78,524	$97,146	$10,327
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$3.28	$5.31	$0.61

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2012, 12/31/2011, and 12/31/2010, respectively)	$506,355	$—	$506,355	$370,916	$—	$370,916	$403,672	$—	$403,672
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			49,655			24,187			44,695
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			18,002			(11,247)			26,831
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			11,705			84,206			(61,199)
Net increase in equity resulting from operations	78,524	838	79,362	97,146	—	97,146	10,327	—	10,327
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Net proceeds from the issuance of shares(1)	125,600		125,600	88,142		88,142	—		—
Shares issued in connection with incentive fee payment	1,262		1,262	1,180		1,180	203		203
Contribution from non-controlling interests		5,880	5,880		—	—		—	—
Dividends(2)	(91,256)	(811)	(92,067)	(47,412)	—	(47,412)	(42,382)	—	(42,382)
Distributions to non-controlling interest		(260)	(260)		—	—		—	—
Shares repurchased	—		—	(3,430)		(3,430)	(1,051)		(1,051)
Offering costs	(262)		(262)	(322)		(322)	—		—
Share-based LTIP awards	178	1	179	135	—	135	147	—	147
Net increase (decrease) in equity from transactions	35,522	4,810	40,332	38,293	—	38,293	(43,083)	—	(43,083)
Net increase in equity	114,046	5,648	119,694	135,439	—	135,439	(32,756)	—	(32,756)
ENDING EQUITY (12/31/2013, 12/31/2012 and 12/31/2011, respectively)	$620,401	$5,648	$626,049	$506,355	$—	$506,355	$370,916	$—	$370,916

(1)	Proceeds from the issuance of shares are net of underwriters' discount in the amount of $1,852 for the year ended December 31, 2012.

(2)	For the years ended December 31, 2013, 2012, and 2011, dividends totaling $3.83, $2.50, and $2.51, respectively, per common share and convertible unit outstanding were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$79,362	$97,146	$10,327
Cash flows provided by (used) in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	(11,663)	(84,206)	61,199
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(18,002)	11,247	(26,831)
Amortization of premiums and accretion of discounts (net)	(18,619)	(13,010)	(9,012)
Purchase of investments	(2,224,370)	(2,345,880)	(3,510,693)
Proceeds from disposition of investments	1,713,538	2,166,238	3,456,869
Proceeds from principal payments of investments	190,720	142,617	105,974
Proceeds from investments sold short	947,556	938,699	903,545
Repurchase of investments sold short	(702,846)	(796,974)	(1,254,648)
Payments made to open financial derivatives	(25,624)	(91,019)	(150,437)
Proceeds received to close financial derivatives	42,643	126,207	255,346
Proceeds received to open financial derivatives	39,822	42,920	27,209
Payments made to close financial derivatives	(46,419)	(56,948)	(33,213)
Shares issued in connection with incentive fee payment	1,262	1,180	203
Share-based LTIP expense	179	135	147
(Increase) decrease in assets:
(Increase) decrease in repurchase agreements	(14,312)	2,100	9,934
(Increase) decrease in receivable for securities sold	(256,086)	(93,211)	265,434
(Increase) decrease in due from brokers	(59,827)	11,419	(13,769)
(Increase) decrease in interest and principal receivable	(1,112)	408	(218)
Increase in other assets	(1,095)	(111)	—
Increase (decrease) in liabilities:
Decrease in due to brokers	(11,192)	(48,781)	(86,674)
Increase (decrease) in payable for securities purchased	135,714	(70,184)	(56,496)
Increase (decrease) in accounts payable and accrued expenses	(75)	98	(239)
Increase (decrease) in incentive fee payable	(4,252)	7,343	(1,422)
Increase in other payables	(903)	903	—
Increase (decrease) in interest and dividends payable	789	(270)	141
Increase (decrease) in base management fee payable	430	538	(129)
Net cash used in operating activities	(244,382)	(51,396)	(47,453)
Cash flows provided by (used in) financing activities:
Net proceeds from the issuance of shares(1)	125,600	88,142	—
Contribution from non-controlling interests	5,880	—	—
Shares repurchased	—	(3,430)	(1,051)
Offering costs paid	(444)	(323)	(618)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(In thousands)	Expressed in U.S. Dollars
Dividends paid	(92,067)	(47,412)	(42,382)
Distributions to non-controlling interest	(260)	—	—
Proceeds from issuance of securitized debt	—	1,522	—
Principal payments on securitized debt	(370)	(264)	—
Reverse repurchase agreements, net of repayments	330,448	9,508	118,450
Net cash provided by financing activities	368,787	47,743	74,399
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,405	(3,653)	26,946
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,084	62,737	35,791
CASH AND CASH EQUIVALENTS, END OF PERIOD	$183,489	$59,084	$62,737
Supplemental disclosure of cash flow information:
Interest paid	$10,389	$8,040	$6,600
Shares issued in connection with incentive fee payment (non-cash)	$1,262	$1,180	$203
Share-based LTIP awards (non-cash)	$179	$135	$147
Aggregate TBA trade activity (buys + sells) (non-cash)	$24,946,079	$16,365,027	$21,558,273

(1)	Proceeds from the issuance of shares are net of underwriters' discount in the amount of $1,852 for the year ended December 31, 2012.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
1. Organization and Investment Objective
Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99.2% owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of the Company's operations and business activities are conducted through the Operating Partnership. Ellington Financial LLC, the Operating Partnership, and the consolidated subsidiaries are hereafter collectively referred to as the ("Company"). All inter-company accounts are eliminated in consolidation.
The Company is a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored enterprise, residential mortgage loans, mortgage-related derivatives, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities, and derivatives. The Company may also opportunistically acquire and manage other types of mortgage-related assets and financial assets, such as non-mortgage related derivatives and real property.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
(C) Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, or "MBS," asset-backed securities, or "ABS," commercial and residential mortgage loans, U.S. Treasury securities, sovereign debt, and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses. For non-performing commercial and residential mortgage loans, purchase discounts are generally not amortized. A mortgage loan is considered non-performing if any principal and/or interest payments are more than 90 days past due.
(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of December 31, 2013, 27% and 73% of cash and cash equivalents were held in the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively. As of December 31, 2012, all cash was held in an interest bearing account at the Bank of New York Mellon Corporation.
(E) Financial Derivatives: The Company enters into various types of financial derivatives. The Company's derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant, or "FCM," acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Collateral received by the Company is reflected on the Consolidated Statement of Assets, Liabilities, and Equity as "Due to Brokers." Conversely, collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Statement of Assets, Liabilities, and Equity. The major types of derivatives utilized by the Company are swaps, futures, options and swaptions, and forwards.
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
The Company enters into credit default swaps. A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a "credit event" in relation to a "reference amount" or notional value of a credit obligation (usually a bond, loan, or a basket of bonds or loans). The definition of a credit event often varies from contract to contract. A credit event may occur (i) when the underlying reference asset(s) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset-backed securities and indices, when the underlying reference obligation is downgraded below a certain rating level, or (iii) with respect to credit default swaps referencing corporate entities and indices, upon the bankruptcy of the underlying reference obligor. The Company typically writes (sells) protection to take a "long" position or purchases (buys) protection to take a "short" position with respect to underlying reference assets or to hedge exposure to other investment holdings.
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
Futures Contracts: A futures contract is an exchange traded agreement between two parties to buy and sell a financial instrument for a set price on a future date. The Company enters into Eurodollar and/or U.S. Treasury Note futures contracts to hedge its interest rate risk. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market on a daily basis to reflect the market value of the contract at the end of each day's trading. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
Options: The Company may purchase or write put or call options or enter into swaptions. Generally, the Company enters into options primarily to help mitigate overall market, credit, or interest rate risk depending on the type of option. When the Company purchases an option, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options that expire unexercised are recognized on the expiration date as realized losses. If an option is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related transaction. When the Company writes an option, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options that expire unexercised are recognized on the expiration date as realized gains. If an option is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. The Company may also enter into options that contain forward-settling premiums. In this case, no money is exchanged upfront. Instead the agreed-upon premium is paid by the buyer upon expiration of the option, regardless of whether or not the option is exercised.
Forward Currency Contracts: A forward currency contract is an agreement between two parties to purchase or sell a specific quantity of currency with the delivery and settlement at a specific future date and exchange rate. During the period the forward currency contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market on a daily basis to reflect the market value of the contract at the end of each day's trading. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the forward contract.
Financial derivatives disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, interest rate swaps, total return swaps, futures, foreign currency forwards, and options contracts.
Financial derivative assets are included in Financial derivatives—assets, at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. Financial derivative liabilities are included in Financial derivatives—liabilities, at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. In addition, financial derivative contracts are summarized by type on the Consolidated Condensed Schedule of Investments. For options, total return swaps, interest rate swaps, futures, and credit default swaps, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 387%, 210%, 187%, 179%, and 174%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2013. The Company started trading foreign currency forward contracts in December 2013; foreign currency forward contracts outstanding at December 31, 2013 represented the entire foreign currency forward activity for the year. For interest rate swaps, total return swaps, credit default swaps, and futures, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 92%, 87%, 78%, and 57%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2012. The Company uses average monthly notional values outstanding as an indicator of the volume of activity with respect to these instruments.
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
Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At December 31, 2013, the Company's open reverse repurchase agreements had remaining terms that averaged 56 days and ranged from 2 to 180 days, and had interest rates that averaged 0.90% and ranged from 0.32% to 2.27%. At December 31, 2013, approximately 39% of open reverse repurchase agreements were with two counterparties. At December 31, 2012, the Company's open reverse repurchase agreements had remaining terms that averaged 57 days and ranged from 10 to 180 days, and had interest rates that averaged 0.77% and ranged from 0.37% to 2.31%. At December 31, 2012, approximately 67% of open reverse repurchase agreements were with two counterparties.
(H) Securitized Debt: The Company entered into a resecuritization transaction in January 2012, which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 820-10, the Company has elected to carry securitized debt at fair value. The asset subject to the resecuritization had a fair value of $2.3 million as of December 31, 2013 and a value of $2.4 million as of December 31, 2012, which is included on the respective Consolidated Condensed Schedule of Investments under Principal and Interest – Private Label Securities.
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
The Company transacts in the forward settling To Be Announced MBS ("TBA") market. The Company typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may "roll" its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of December 31, 2013, total assets included $96.9 million of TBAs as well as $813.9 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2012, total assets included $43.6 million of TBAs as well as $608.5 million of receivable for securities sold relating to unsettled TBA sales.
As of December 31, 2013, total liabilities included $812.0 million of TBAs sold short as well as $96.8 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2012, total liabilities included $608.7 million of TBAs sold short as well as $43.8 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2013, the Company held on an aggregate basis a short position in TBAs of $715.1 million while at December 31, 2012, the Company held in aggregate a short position in TBAs of $565.1 million.
(J) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against shareholders' equity.
(K) LTIP Units: Long term incentive plan units ("LTIP units") have been issued to the Company's partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP units issued to partially dedicated personnel and independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting periods for units issued under the Ellington Incentive Plan for Individuals (the "Individual LTIP") to partially dedicated personnel is up to two years and typically is one year for independent directors. The vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the "Manager LTIP") occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.
(L) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. Non-controlling interests also include the interest of a joint venture partner in a consolidated subsidiary. See Note 7 for further discussion of non-controlling interests.

(M) Dividends: Dividends payable by the Company are recorded in the consolidated financial statements on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(O) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease total number of shares outstanding and issued.
(P) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of LTIP units deemed to be participating securities, by the weighted average number of common shares outstanding calculated including long term incentive plan units. Because the Company's long term incentive plan units are deemed to be participating securities, they are included in the calculation of basic and diluted EPS. Operating Partnership Units relating to a non-controlling interest ("OP Units") are convertible into common shares and are included in the calculation of diluted EPS.
(Q) Foreign Currency: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates at the following dates: (i) Assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) Income, expenses, and realized gains/losses—at the transaction date.
(R) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. As of December 31, 2013, a subsidiary of the Company has elected to be treated as a corporation for U.S. federal income tax purposes. To date, this subsidiary has recognized a small loss.
The Company follows the provisions of ASC 740-10, Income Taxes ("ASC 740-10"), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2012, 2011, 2010, or 2009 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding ASC 740-10 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance from the Financial Accounting Standards Board, or "FASB," and ongoing analyses of tax laws, regulations and interpretations thereof.
To date there have been no material differences between the tax and U.S. GAAP bases of the Company's investments.
(S) Subsequent Events: The Company applies the provisions of ASC 855-10, Subsequent Events, in the preparation of its consolidated financial statements. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.
(T) Recent Accounting Pronouncements: In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). This amends ASC 210-20, Balance Sheet Offsetting, to require new disclosures about balance sheet offsetting for derivative and financial instruments which are offset on the Statement of Assets, Liabilities, and Equity. The update requires disclosure of gross asset and liability amounts for financial instruments shown net on the Statement of Assets, Liabilities, and Equity. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013 and is to be applied retrospectively. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU No. 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of ASU 2011-11, as amended by ASU 2013-01, did not have a material impact on the Company's consolidated financial statements, see Note 11 for the Company's disclosure of ASU 2013-01.
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with retrospective application; earlier application is prohibited. Management has determined that the Company still meets the definition of an investment company under ASC 946 and, as a result, the presentation of its financial statements will not change upon the effective date of this ASU.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). This update modifies the guidance for ASC 310-40, Receivables-Troubled Debt Restructurings by Creditors. ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of a mortgage loan to real estate owned. Under ASU 2014-04, repossession or foreclosure is deemed to have occurred, and the creditor is considered to have received physical possession of residential real estate property collateralizing a mortgage loan when the creditor obtains legal title to the property upon completion of a foreclosure or the borrower conveys all interest in the property to the creditor through a deed in lieu of foreclosure or a similar legal agreement. ASU 2014-04 will become effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted. ASU 2014-04 can be adopted using either a modified retrospective method or a prospective transition method with the cumulative effect being recognized in the beginning retained earnings of the earliest annual period for which ASU 2014-04 is adopted. The Company does not expect ASU 2014-04 to have a material impact on the financial statements.
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
Level 3 valuation methodologies include (i) the solicitation of valuations from third parties (typically, pricing services and broker-dealers), (ii) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, and (iii) the assessment of observable or reported recent trading activity. The Company utilizes such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument.
The Company seeks to obtain at least one third-party indicative valuation for each instrument, and often obtains multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. The Company has been able to obtain third-party valuations on the vast majority of the Company's assets and expects to continue to solicit third-party valuations on substantially all of its assets in the future to the extent practical. Beginning January 1, 2013, the Company generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding on the Company and while the Company generally does not adjust valuations it receives, the Company may challenge or reject a valuation when, based on validation criteria, the Company determines that such valuation is unreasonable or erroneous. Furthermore, the Company may determine, based on validation criteria, that for a given instrument the average of the third-party valuations received does not result in what the Company believes to be fair value, and in such circumstances the Company may override this average with its own good faith valuation. The validation criteria include the use of the Company's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Prior to 2013, the valuation process relied more heavily on the use of the Company's models and observation of reported recent trading activity, which was substantiated by third-party valuations. The Company's valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed and the differences could be material to the consolidated financial statements.

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$183,489	$—	$—	$183,489
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$989,842	$40,504	$1,030,346
Private label residential mortgage-backed securities	—	—	580,772	580,772
Private label commercial mortgage-backed securities	—	—	32,994	32,994
Commercial mortgage loans	—	—	23,887	23,887
Residential mortgage loans	—	—	24,062	24,062
Other asset-backed securities	—	—	38,069	38,069
Total investments, at fair value	—	989,842	740,288	1,730,130
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	16,646	16,646
Credit default swaps on corporate bond indices	—	14,273	—	14,273
Credit default swaps on asset-backed indices	—	4,937	—	4,937
Interest rate swaps	—	23,553	—	23,553
Total return swaps	—	4	—	4
Options	—	251	—	251
Total financial derivatives–assets, at fair value	—	43,018	16,646	59,664
Repurchase agreements	—	27,962	—	27,962
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$—	$1,060,822	$756,934	$1,817,756
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(811,957)	$—	$(811,957)
Government debt	—	(27,288)	—	(27,288)
Common stock	(6,369)	—	—	(6,369)
Total investments sold short, at fair value	(6,369)	(839,245)	—	(845,614)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(24,949)	—	(24,949)
Credit default swaps on asset-backed indices	—	(11,866)	—	(11,866)
Credit default swaps on asset-backed securities	—	—	(350)	(350)
Interest rate swaps	—	(5,064)	—	(5,064)
Total return swaps	—	(67)	—	(67)
Options	—	(84)	—	(84)
Futures	(2,373)	—	—	(2,373)
Forwards	—	(38)	—	(38)
Total financial derivatives–liabilities, at fair value	(2,373)	(42,068)	(350)	(44,791)
Securitized debt	—	—	(983)	(983)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(8,742)	$(881,313)	$(1,333)	$(891,388)
Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the year ended December 31, 2013.

The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2013:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities and Other asset-backed securities(1)	$550,701	Market Quotes	Non Binding Indicative Price	$1.80	$110.35	$78.09
Private label residential mortgage-backed securities	67,158	Discounted Cash Flows	Yield	3.8%	20.5%	8.0%
			Projected Collateral Prepayments	6.9%	64.5%	29.7%
			Projected Collateral Losses	4.3%	35.2%	17.4%
			Projected Collateral Recoveries	0.3%	17.1%	9.1%
			Projected Collateral Scheduled Amortization	14.1%	87.3%	43.8%
						100.0%
Private label commercial mortgage-backed securities	3,480	Discounted Cash Flows	Yield	9.2%	18.2%	13.5%
			Projected Collateral Losses	0.2%	0.2%	0.2%
			Projected Collateral Recoveries	15.4%	15.4%	15.4%
			Projected Collateral Scheduled Amortization	84.4%	84.4%	84.4%
						100.0%
Private label commercial mortgage-backed securities and commercial mortgage loans	34,489	Market Quotes	Non Binding Indicative Price	$14.25	$102.89	$74.24
Performing commercial mortgage loans	8,788	Discounted Cash Flows	Yield	12.7%	12.8%	12.7%
Non-performing commercial mortgage loans	10,123	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
			Months to Resolution	5	7	6
Non-performing residential mortgage loan pools	24,062	Discounted Cash Flows	Yield	7.4%	7.4%	7.4%
			Months to Resolution	16.3	16.3	16.3
Agency interest only residential mortgage-backed securities	38,783	Market Quotes	Non Binding Indicative Price	$6.26	$33.77	$14.53
Agency interest only residential mortgage-backed securities	1,721	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	349	645	422
			Projected Collateral Prepayments	49.0%	58.1%	51.2%
			Projected Collateral Scheduled Amortization	41.9%	51.0%	48.8%
						100.0%
Credit default swaps on asset-backed securities	16,296	Net Discounted Cash Flows	Projected Collateral Prepayments	19.3%	59.0%	29.9%
			Projected Collateral Losses	15.5%	47.8%	34.8%
			Projected Collateral Recoveries	8.2%	15.2%	13.1%
			Projected Collateral Scheduled Amortization	15.7%	41.2%	22.2%
						100.0%

(1)	Includes securitized debt with a fair value of $1.0 million as of December 31, 2013.

(2)	Shown in basis points.

Third-party non-binding indicative prices are validated by comparing such prices to internally generated prices based on the Company's models and to recent trading activity in the same or similar instruments.
For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. For those assets valued using the LIBOR Option Adjusted Spread ("OAS") valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset. The Company considers the expected timeline to resolution in the determination of fair value for its non-performing commercial and residential loans.
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

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2012:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$59,084	$—	$—	$59,084
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$811,233	$6,644	$817,877
Private label residential mortgage-backed securities	—	—	528,366	528,366
Private label commercial mortgage-backed securities	—	—	19,327	19,327
Commercial mortgage loans	—	—	9,546	9,546
Total investments, at fair value	—	811,233	563,883	1,375,116
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	36,031	36,031
Credit default swaps on asset-backed indices	—	12,468	—	12,468
Interest rate swaps	—	5	—	5
Total financial derivatives–assets, at fair value	—	12,473	36,031	48,504
Repurchase agreements	—	13,650	—	13,650
Total investments and financial derivatives–assets, at fair value, and repurchase agreements	$—	$837,356	$599,914	$1,437,270
Liabilities:
Investments sold short, at fair value-
U.S. Treasury and Agency residential mortgage-backed securities	$—	$(622,301)	$—	$(622,301)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(484)	—	(484)
Credit default swaps on asset-backed indices	—	(13,468)	—	(13,468)
Credit default swaps on asset-backed securities	—	—	(1)	(1)
Interest rate swaps	—	(1,124)	—	(1,124)
Total return swaps	—	(65)	—	(65)
Futures	(70)	—	—	(70)
Total financial derivatives–liabilities, at fair value	(70)	(15,141)	(1)	(15,212)
Securitized debt	—	—	(1,335)	(1,335)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(70)	$(637,442)	$(1,336)	$(638,848)
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
The tables below include a roll-forward of the Company's financial instruments for the years ended December 31, 2013, 2012, and 2011 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2013

(In thousands)	Beginning Balance as of December 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2013
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,644	$(5,929)	$833	$3,323	$42,051	$(6,418)	$—	$40,504
Private label residential mortgage-backed securities	528,366	26,119	43,823	12,643	425,864	(456,043)	—	580,772
Private label commercial mortgage-backed securities	19,327	402	1,030	3,069	92,929	(83,763)	—	32,994
Commercial mortgage loans	9,546	171	844	652	19,587	(6,913)	—	23,887
Residential mortgage loans	—	—	—	—	24,062	—	—	24,062
Other asset-backed securities	—	(641)	647	(690)	56,436	(17,683)	—	38,069
Total investments, at fair value	563,883	20,122	47,177	18,997	660,929	(570,820)	—	740,288
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	36,031	—	(2,826)	1,070	204	(17,833)	—	16,646
Total financial derivatives– assets, at fair value	36,031	—	(2,826)	1,070	204	(17,833)	—	16,646
Total investments and financial derivatives–assets, at fair value	$599,914	$20,122	$44,351	$20,067	$661,133	$(588,653)	$—	$756,934
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(1)	$—	$(78)	$(349)	$—	$78	$—	$(350)
Total financial derivatives– liabilities, at fair value	(1)	—	(78)	(349)	—	78	—	(350)
Securitized debt:
Securitized debt	(1,335)	(38)	—	20	370	—	—	(983)
Total securitized debt	(1,335)	(38)	—	20	370	—	—	(983)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,336)	$(38)	$(78)	$(329)	$370	$78	$—	$(1,333)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2013, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2013. For Level 3 financial instruments held by the Company at December 31,

2013, change in net unrealized gain (loss) of $27.0 million, $(8.4) million, $(0.3) million, and $20.0 thousand, for the year ended December 31, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2012

(In thousands)	Beginning Balance as of December 31, 2011	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2012
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$5,337	$(2,277)	$111	$(568)	$5,201	$(1,160)	$—	$6,644
Private label residential mortgage-backed securities	417,533	21,896	15,657	69,286	323,554	(319,560)	—	528,366
Private label commercial mortgage-backed securities	16,093	570	7,619	(255)	110,752	(115,452)	—	19,327
Commercial mortgage loans	4,400	87	—	413	4,646	—	—	9,546
Total investments, at fair value	443,363	20,276	23,387	68,876	444,153	(436,172)	—	563,883
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	61,498	—	(1,164)	3,218	10,840	(38,361)	—	36,031
Total financial derivatives– assets, at fair value	61,498	—	(1,164)	3,218	10,840	(38,361)	—	36,031
Total investments and financial derivatives–assets, at fair value	$504,861	$20,276	$22,223	$72,094	$454,993	$(474,533)	$—	$599,914
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$—	$—	$(79)	$(1)	$—	$79	$—	$(1)
Total financial derivatives– liabilities, at fair value	—	—	(79)	(1)	—	79	—	(1)
Securitized debt:
Securitized debt	—	(55)	—	(23)	265	(1,522)	—	(1,335)
Total securitized debt	—	(55)	—	(23)	265	(1,522)	—	(1,335)
Total financial derivatives– liabilities and securitized debt, at fair value	$—	$(55)	$(79)	$(24)	$265	$(1,443)	$—	$(1,336)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2012, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2012. For Level 3 financial instruments held by the Company at December 31, 2012, change in net unrealized gain (loss) of $52.4 million, $(10.8) million, $(1.0) thousand, and $(23.0) thousand for the year ended December 31, 2012 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2011

(In thousands)	Beginning Balance as of December 31, 2010	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2011
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$(1,457)	$97	$(2,078)	$9,930	$(1,155)	$—	$5,337
Private label residential mortgage-backed securities	338,839	16,259	17,246	(43,559)	342,360	(253,612)	—	417,533
Private label commercial mortgage-backed securities	1,850	539	1,121	(2,987)	27,564	(11,994)	—	16,093
Commercial mortgage loans	—	114	—	(389)	4,675	—	—	4,400
Total investments, at fair value	340,689	15,455	18,464	(49,013)	384,529	(266,761)	—	443,363
Financial derivatives–assets at, fair value-
Credit default swaps on asset-backed securities	102,850	—	9,969	(5,721)	5,942	(51,542)	—	61,498
Total financial derivatives– assets, at fair value	102,850	—	9,969	(5,721)	5,942	(51,542)	—	61,498
Total investments and financial derivatives–assets, at fair value	$443,539	$15,455	$28,433	$(54,734)	$390,471	$(318,303)	$—	$504,861
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

4. Financial Derivatives
Gains and losses on the Company's derivative contracts for the years ended December 31, 2013, 2012, and 2011 are summarized in the tables below:
December 31, 2013:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2013	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2013
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(2,826)	$1,070
Credit default swaps on asset-backed indices	Credit	(5,954)	1,082
Credit default swaps on corporate bond indices	Credit	626	1,026
Total return swaps	Equity Market	2,992	4
Interest rate swaps	Interest Rates	(2,829)	23,548
Other	Credit/ Interest Rates	115	(244)
		(7,876)	26,486
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(78)	(349)
Credit default swaps on asset-backed indices	Credit	1,870	2,869
Credit default swaps on corporate bond indices	Credit	(9,573)	(9,157)
Total return swaps	Equity Market	(5,260)	(3)
Interest rate swaps	Interest Rates	319	(3,940)
Futures	Interest Rates	(795)	(2,302)
Forwards	Currency	—	(38)
Other	Interest Rates/Equity Market	(86)	(84)
		(13,603)	(13,004)
Total		$(21,479)	$13,482

December 31, 2012:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2012	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2012
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(1,164)	$3,218
Credit default swaps on asset-backed indices	Credit	(14,870)	(5,887)
Credit default swaps on corporate bond indices	Credit	(1,548)	570
Interest rate swaps	Interest Rates	169	(91)
Futures	Interest Rates	(51)	(11)
		(17,464)	(2,201)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(79)	(1)
Credit default swaps on asset-backed indices	Credit	9,665	(491)
Credit default swaps on corporate bond indices	Credit	(579)	(122)
Total return swaps	Equity Market	(3,563)	209
Interest rate swaps	Interest Rates	(22,777)	16,094
Futures	Interest Rates	—	(71)
		(17,333)	15,618
Total		$(34,797)	$13,417
December 31, 2011:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2011	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2011
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$9,969	$(5,721)
Credit default swaps on asset-backed indices	Credit	3,751	192
Credit default swaps on corporate bond indices	Credit	(709)	(570)
Interest rate swaps	Interest Rates	(195)	(1,699)
Futures	Interest Rates	1	12
		12,817	(7,786)
Financial derivatives–liabilities
Credit default swaps on asset-backed indices	Credit	14,319	474
Credit default swaps on corporate bond indices	Credit	(297)	359
Total return swaps	Equity Market	(1,599)	(274)
Interest rate swaps	Interest Rates	(7,839)	(15,541)
Futures	Interest Rates	(1,094)	890
		3,490	(14,092)
		$16,307	$(21,878)
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2013 and 2012, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or on corporate bond indices (CDX), collectively referred to as credit indices, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets. Written credit derivatives held by the Company at December 31, 2013 and 2012, are summarized below:

Credit Default Swaps on Credit Indices	Amount at December 31, 2013	Amount at December 31, 2012
(In thousands)
Fair Value of Written Credit Derivatives, Net	$1,421	$(11,986)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$57	$(717)
Notional Amount of Written Credit Derivatives (2)	$(120,497)	$(40,216)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$249	$7,792

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

Unless terminated by mutual agreement by both the buyer and seller, a credit default swap on a credit index typically terminates at the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets have deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2013, periodic payment rates ranged between 25 and 500 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2012, periodic payment rates ranged between 35 and 458 basis points. Total net up-front payments received relating to written credit derivatives outstanding at December 31, 2013 and 2012 were $2.5 million and $12.6 million, respectively.
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
Periods prior to January 1, 2013 - Under the previous management agreement, the Company paid the Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum of shareholders' equity calculated in accordance with U.S. GAAP as of the end of each fiscal quarter (before deductions for base management fees and incentive fees payable with respect to such fiscal quarter), provided that shareholders' equity is adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between the Manager and the independent directors, and approval by a majority of the independent directors in the case of non-cash charges.

Summary information—For the years ended December 31, 2013, 2012, and 2011, the total base management fee incurred was $9.1 million, $6.8 million, and $5.7 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2013 there was no Loss Carryforward.
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
Periods prior to January 1, 2013 - The Manager was entitled to receive a quarterly incentive fee calculated in accordance with the above described calculation except (a) For purposes of calculating the incentive fee, "Adjusted Net Income" for the Incentive Calculation Period means the net increase in shareholders' equity from operations of the Company, after all base management fees but before any incentive fees for such period, and excluding any non-cash equity compensation expenses for such period, as reduced by any Loss Carryforward (as described below) as of the end of the fiscal quarter preceding the Incentive Calculation Period; (b) For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in shareholders' equity from operations (expressed as a positive number) or net decrease in shareholders' equity from operations (expressed as a negative number) for such fiscal quarter; and (c) For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all of the Company's common share issuances up to the end of such fiscal quarter, with each issuance weighted by both the number of shares issued in such issuance and the number of days that such issued shares were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to the Company's common shares at the beginning of such fiscal quarter by (II) the average number of the Company's common shares outstanding for each day during such fiscal quarter, and (iii) the average number of the Company's common shares and LTIP Units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares (A) as equity incentive awards, (B) to the Manager as part of its base management fee or incentive fee and (C) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation.
Summary information—Total incentive fee incurred for the years ended December 31, 2013, 2012, and 2011 was $8.4 million, $19.1 million, and $0.6 million, respectively.

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
Since inception, the Company has awarded 29,562 Individual LTIP units to the Company's independent directors, including 5,466 Individual LTIP units granted on September 11, 2013, and has awarded 18,272 Individual LTIP units to certain of its partially dedicated personnel, including 10,272 Individual LTIP units granted on December 12, 2013. The vesting period for awards of Individual LTIP units to directors has generally been one year from the date of grant, while for awards of Individual LTIP units to partially dedicated personnel, the vesting period has been up to two years. Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Since inception the total expense associated with the Individual LTIP units awarded is $0.7 million. Total expense associated with Individual LTIPs for the years ended December 31, 2013, 2012, and 2011 are $0.18 million, $0.14 million, and $0.15 million, respectively. Since inception, 11,782 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and approximately $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders' equity.
Detailed below is a roll-forward of the Company's LTIP units outstanding for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2012, 12/31/2011, and 12/31/2010, respectively)	375,000	22,096	397,096	375,000	15,500	390,500	375,000	10,000	385,000
Granted	—	15,738	15,738	—	7,846	7,846	—	6,750	6,750
Exercised	—	(1,782)	(1,782)	—	(1,250)	(1,250)	—	(1,250)	(1,250)
LTIP Units Outstanding (12/31/2013, 12/31/2012, and 12/31/2011, respectively)	375,000	36,052	411,052	375,000	22,096	397,096	375,000	15,500	390,500
LTIP Units Vested and Outstanding (12/31/2013, 12/31/2012, and 12/31/2011, respectively)	375,000	20,314	395,314	375,000	14,250	389,250	375,000	8,750	383,750
7. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis following the expiration of a two-year holding period subject to additional limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of December 31, 2013, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.8% in the Operating Partnership.
EF SBC 2013-1 LLC
Non-controlling interests also include the interest of a joint venture partner in a consolidated subsidiary of the Company, EF SBC 2013-1 LLC, or "EF SBC." EF SBC holds the Company's investments in certain distressed commercial mortgage loans. The joint venture partner participates in EF SBC on a pari passu basis with the Company at a predetermined percentage, and therefore participates proportionally in all income, expense, gains and losses of EF SBC. The joint venture partner makes capital contributions to EF SBC as new approved investments are purchased by EF SBC, and is generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2013 the joint venture partner's interest in EF SBC was $1.1 million, representing an approximately 5% interest in EF SBC.
The joint venture partner's interest in EF SBC is not convertible into common shares of the Company or OP Units, nor is the joint venture partner entitled to receive distributions that holders of common shares of the Company receive.
8. Common Share Capitalization
On May 14, 2013 the Company completed a secondary public offering of 5.0 million common shares. The offering generated net proceeds to the Company of $125.3 million, after offering costs.
On August 20, 2012 the Company completed a secondary public offering of 3.5 million shares. The offering generated net proceeds to the Company of $76.7 million. On September 12, 2012 the Company issued an additional 525,000 common shares in connection with the exercise of the 15% overallotment option by underwriters as a part of the Company's secondary public offering which closed on August 20, 2012. The exercise of the overallotment resulted in net proceeds to the Company of an additional $11.1 million. Net proceeds are after underwriters' discount and offering costs.
Dividends are declared and paid on a quarterly basis in arrears. During the years ended December 31, 2013, 2012, and 2011, the Board of Directors authorized four dividends totaling $3.83, $2.50, and $2.51 per share, respectively. Total dividends paid during the years ended December 31, 2013, 2012, and 2011 was $92.1 million, $47.4 million, and $42.4 million, respectively.
Detailed below is a roll-forward of the Company's common shares outstanding for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Common Shares Outstanding (12/31/2012, 12/31/2011, and 12/31/2010, respectively)	20,370,469	16,447,651	16,498,342
Share Activity:
Shares issued	5,000,000	4,025,000	—
Shares repurchased	—	(156,639)	(60,980)
Shares issued in connection with incentive fee payment	55,935	53,207	9,039
Director LTIP units exercised	1,782	1,250	1,250
Common Shares Outstanding (12/31/2013, 12/31/2012, and 12/31/2011, respectively)	25,428,186	20,370,469	16,447,651
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of December 31, 2013, the Company's issued and outstanding common shares would increase to 26,051,238, resulting in equity per share of $23.99 as of December 31, 2013. If all of the LTIP units that have previously been issued were to become fully vested and exchanged for common shares as of December 31, 2012 and 2011, the Company's issued and outstanding common shares would increase to 20,767,565 and 16,838,151 shares, respectively, resulting in equity per share of $24.38 and $22.03 as of December 31, 2012 and 2011, respectively.
On August 4, 2011, the Company's Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price, and the Company's financial performance, among other considerations. As of December 31, 2013, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.

9. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Year Ended December 31,
	2013	2012	2011
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$78,524	$97,146	$10,327
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	735	—	—
Net increase in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	79,259	97,146	10,327
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	77,219	95,064	10,090
Net increase in shareholders' equity resulting from operations– LTIP units	1,305	2,082	237
Dividends Paid(2):
Common shareholders	(89,732)	(46,433)	(41,414)
LTIP unit holders	(1,524)	(979)	(968)
Non-controlling interest	(811)	—	—
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(92,067)	(47,412)	(42,382)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(12,513)	48,631	(31,324)
LTIP unit holders	(219)	1,103	(731)
Non-controlling interest	(76)	—	—
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(12,808)	$49,734	$(32,055)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	23,587,692	17,897,996	16,497,983
Weighted average participating LTIP units	398,789	391,944	385,973
Weighted average non-controlling interest units	212,000	—	—
Basic earnings per common share:
Distributed	$3.83	$2.50	$2.51
Undistributed (Distributed in excess of)	(0.55)	2.81	(1.90)
	$3.28	$5.31	$0.61
Diluted earnings per common share:
Distributed	$3.83	$2.50	$2.51
Undistributed (Distributed in excess of)	(0.55)	2.81	(1.90)
	$3.28	$5.31	$0.61

(1)	Excludes net increase in equity resulting from operations of $0.1 million attributable to the joint venture partner, which has a non-participating interest as described in Note 7.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
10. Counterparty Risk
As of December 31, 2013, investments with an aggregate value of approximately $1.46 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $13.3 million that were sold prior to period end but for which such sale had not yet settled as of December 31, 2013.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.46 billion in collateral for various reverse repurchase agreements as of December 31, 2013. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $103.0 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Deutsche Bank	19%
Royal Bank of Canada	16%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of December 31, 2013:

Dealer	% of Total Due from Brokers
Citigroup	40%
J.P. Morgan Securities Inc.	24%
Morgan Stanley	16%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of December 31, 2013:

Dealer	% of Total Receivable for Securities Sold
Morgan Stanley	26%
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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2013 and 2012. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2013:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$59,664	$(24,162)	$—	$(17,273)	$18,229
Repurchase agreements	27,962	(27,962)	—	—	—
Liabilities
Financial derivatives–liabilities	(44,791)	24,162	—	20,629	—
Reverse repurchase agreements	(1,236,166)	27,962	1,205,278	2,926	—

December 31, 2012:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$48,504	$(10,095)	$—	$(30,550)	$7,859
Repurchase agreements	13,650	(13,650)	—	—	—
Liabilities
Financial derivatives–liabilities	(15,212)	10,095	—	5,117	—
Reverse repurchase agreements	(905,718)	13,650	887,940	4,128	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
Total financial instruments pledged and cash collateral (received) or pledged can not exceed the gross amount of assets and (liabilities) as presented here. Therefore we have reduced the amount of financial instruments pledged as collateral related to our reverse repurchase agreements and cash collateral pledged on our financial derivative liabilities. Total financial instruments pledged as collateral on our reverse repurchase agreements as of December 31, 2013 and December 31, 2012 were $1.48 billion and $1.06 billion, respectively. As of December 31, 2013 and December 31, 2012, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $3.2 million and $0.3 million, respectively. As of December 31, 2013 and December 31, 2012, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $36.4 million and $11.9 million, respectively.

(3)	As collateral is called or posted per counterparty it is generally called or posted across all positions with each respective counterparty.
12. Contingencies and Commitments
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2013 and December 31, 2012.
13. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning Shareholders' Equity Per Share (12/31/2012, 12/31/2011, and 12/31/2010, respectively)	$24.86	$22.55	$24.47
Net Investment Income	2.11	1.35	2.71
Net Realized/Unrealized Gains (Losses)	1.26	4.08	(2.08)
Results of Operations Attributable to Equity	3.37	5.43	0.63
Less: Results of Operations Attributable to Non-controlling Interests	(0.04)	—	—
Results of Operations Attributable to Shareholders' Equity(1)	3.33	5.43	0.63
Dividends Paid to Common Shareholders	(3.83)	(2.50)	(2.51)
Weighted Average Share Impact on Dividends Paid (2)	(0.08)	(0.15)	(0.06)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs) and Share Repurchases	0.12	(0.47)	0.02
Ending Shareholders' Equity Per Share (12/31/2013, 12/31/2012, 12/31/2011, respectively)(3)	$24.40	$24.86	$22.55
Shares Outstanding, end of period	25,428,186	20,370,469	16,447,651

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 9).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)
If all LTIP units and OP Units (if applicable) previously issued were vested and exchanged for common shares as of December 31, 2013, 2012, and 2011, shareholders' equity per share would be $23.99, $24.38 and $22.03, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Based Total Return for a Shareholder: (1)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Total Return	14.19%	22.16%	2.43%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP and OP Units: (1)

Year Ended December 31, 2013
Total Return	12.28%

(1)
Total return is calculated assuming all LTIP and OP Units had been converted into common shares at December 31, 2013. LTIP and OP Units outstanding at December 31, 2013 totaled 623,052 and represent 2.39% of total common shares and LTIP and OP Units outstanding as of that date.

Market Based Total Return for a Shareholder:
For the years ended December 31, 2013, 2012, and 2011, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 18.11%, 46.99%, and (13.04)%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Investment Income (2)	8.40%	5.59%	11.58%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.
Expense Ratios to Average Equity: (1)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating expenses before incentive fee, interest expense, and other investment related expenses	(2.74)%	(2.94)%	(3.00)%
Incentive fee	(1.42)%	(4.43)%	(0.16)%
Interest expense and other investment related expenses	(1.95)%	(1.80)%	(1.72)%
Total Expenses	(6.11)%	(9.17)%	(4.88)%

(1)	Average equity is calculated using month end values.

14. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the years ended December 31, 2013 and 2012.

	Three Month Period Ended March 31, 2013	Three Month Period Ended June 30, 2013	Three Month Period Ended September 30, 2013	Three Month Period Ended December 31, 2013
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$18,382	$20,335	$24,069	$22,954
EXPENSES
Base management fee	1,967	2,405	2,378	2,365
Incentive fee	2,055	1,182	2,038	3,091
Interest expense	2,142	2,582	3,277	3,024
Other investment related expenses	—	327	85	84
Other operating expenses	1,649	1,671	1,885	1,878
Total expenses	7,813	8,167	9,663	10,442
NET INVESTMENT INCOME	10,569	12,168	14,406	12,512
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	12,592	5,671	4,289	(4,550)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	17,585	(6,134)	(6,872)	7,126
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	30,177	(463)	(2,583)	2,576
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	40,746	11,705	11,823	15,088
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	411	105	96	226
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$40,335	$11,600	$11,727	$14,862
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted(1)	$1.94	$0.49	$0.45	$0.58

	Three Month Period Ended March 31, 2012	Three Month Period Ended June 30, 2012	Three Month Period Ended September 30, 2012	Three Month Period Ended December 31, 2012
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$15,733	$16,045	$15,426	$16,653
EXPENSES
Base management fee	1,492	1,497	1,913	1,933
Incentive fee	—	2,312	9,491	7,342
Interest expense	1,832	1,992	1,936	2,039
Other operating expenses	1,449	1,422	1,354	1,666
Total expenses	4,773	7,223	14,694	12,980
NET INVESTMENT INCOME	10,960	8,822	732	3,673
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	(11,789)	(11,280)	4,943	6,879
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	32,884	13,226	23,862	14,234
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	21,095	1,946	28,805	21,113
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	32,055	10,768	29,537	24,786
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	—	—	—	—
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$32,055	$10,768	$29,537	$24,786
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted(1)	$1.90	$0.64	$1.59	$1.19

(1)
For the years ended December 31, 2013 and 2012 the sum of EPS for the four quarters of each year does not equal EPS as calculated for the entire year (see Note 9) as a result of issuances of common shares and LTIP units during the year, as EPS is calculated using average shares outstanding during the period.

15. Subsequent Events
On February 11, 2014, the Company's Board of Directors approved a dividend for the fourth quarter of 2013 in the amount of $0.77 per share payable on March 17, 2014 to shareholders of record as of February 28, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the original Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management believes that our internal control over financial reporting was effective as of December 31, 2013.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears on page 81 of this annual report on Form 10-K.
Item 9B. Other Information
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2014 annual shareholders' meeting.
Our Board of Directors has established a Code of Business Conduct and Ethics that applies to our officers and directors and to our Manager's and certain of its affiliates' officers, directors and employees when such individuals are acting for us or on our behalf which is available on our website at www.ellingtonfinancial.com. Any waiver of our Code of Business Conduct and Ethics of our executive officers or directors may be made only by our Board or one of its committees.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website at www.ellingtonfinancial.com under the, "For Our Shareholders-Corporate Governance" section of the website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2014 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2014 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2014 annual shareholders' meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2014 annual shareholders' meeting.
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

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

10.1	Fifth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2014.

10.2
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL LLC.
Date:	March 14, 2014	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Ellington Financial LLC, hereby severally constitute Laurence Penn, Daniel Margolis, Jason Frank and Lisa Mumford, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Ellington Financial LLC to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2014
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer(Principal Financial and Accounting Officer)	March 14, 2014
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Director	March 14, 2014
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 14, 2014
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Director	March 14, 2014
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 14, 2014
EDWARD RESENDEZ

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

3.2
First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011).

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

10.1	Fifth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2014.

10.2
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.