Form 10-Q
period 2014-03-31
Ellington Financial LLC
filed 2014-05-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Common Shares Representing Limited Liability Company Interests, no par value	25,441,750

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	March 31, 2014	December 31, 2013
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$170,362	$183,489
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,713,189 and $1,688,257)	1,756,011	1,730,130
Financial derivatives–assets, at fair value (Net cost – $55,230 and $50,533)	57,560	59,664
Repurchase agreements (Cost – $29,872 and $27,943)	29,875	27,962
Total investments, financial derivatives, and repurchase agreements	1,843,446	1,817,756
Due from brokers	68,863	82,571
Receivable for securities sold	832,841	883,005
Interest and principal receivable	6,800	6,831
Other assets	1,693	1,546
Total Assets	$2,924,005	$2,975,198
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $819,652 and $847,602)	$818,765	$845,614
Financial derivatives–liabilities, at fair value (Net proceeds – $18,821 and $29,746)	29,504	44,791
Total investments and financial derivatives	848,269	890,405
Reverse repurchase agreements	1,175,907	1,236,166
Due to brokers	30,860	19,762
Payable for securities purchased	231,809	193,047
Securitized debt (Proceeds – $963 and $980)	983	983
Accounts payable and accrued expenses	2,281	1,810
Base management fee payable	2,364	2,364
Incentive fee payable	—	3,091
Interest and dividends payable	1,456	1,521
Total Liabilities	2,293,929	2,349,149
EQUITY	630,076	626,049
TOTAL LIABILITIES AND EQUITY	$2,924,005	$2,975,198
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(25,441,750 and 25,428,186 shares issued and outstanding)	$613,822	$611,282
Additional paid-in capital – LTIP units	9,181	9,119
Total Shareholders' Equity	623,003	620,401
Non-controlling interests	7,073	5,648
Total Equity	$630,076	$626,049
PER SHARE INFORMATION:
Common shares	$24.49	$24.40

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (278.70%) (a) (v) (x) (y)
Mortgage-Backed Securities (260.43%)
Agency Securities (177.47%) (b)
Fixed Rate Agency Securities (168.88%)
Principal and Interest - Fixed Rate Agency Securities (135.58%)
$27,333	Federal National Mortgage Association Pool	3.50%	10/42	$27,569
17,661	Federal National Mortgage Association Pool	4.00%	11/43	18,426
15,466	Federal National Mortgage Association Pool	5.00%	8/41	16,911
16,303	Federal National Mortgage Association Pool	3.00%	6/28	16,602
14,986	Federal National Mortgage Association Pool	5.00%	1/44	16,396
15,695	Federal National Mortgage Association Pool	4.00%	11/43	16,360
13,081	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	13,637
12,517	Federal Home Loan Mortgage Corporation Pool	4.50%	1/44	13,459
11,988	Federal National Mortgage Association Pool	5.00%	3/41	13,189
11,250	Federal National Mortgage Association Pool	4.50%	10/43	12,014
11,261	Federal National Mortgage Association Pool	4.00%	10/43	11,747
9,642	Federal Home Loan Mortgage Corporation Pool	4.00%	7/43	10,021
9,159	Federal National Mortgage Association Pool	4.50%	2/44	9,789
9,075	Federal National Mortgage Association Pool	4.00%	8/43	9,448
8,943	Federal National Mortgage Association Pool	4.00%	12/43	9,330
8,752	Federal National Mortgage Association Pool	4.00%	11/43	9,093
7,264	Federal National Mortgage Association Pool	3.50%	3/28	7,636
7,062	Federal National Mortgage Association Pool	4.50%	4/26	7,496
6,761	Federal National Mortgage Association Pool	5.00%	3/44	7,431
7,260	Federal National Mortgage Association Pool	3.50%	11/42	7,332
6,691	Federal National Mortgage Association Pool	4.50%	10/43	7,162
6,612	Federal Home Loan Mortgage Corporation Pool	4.50%	2/44	7,111
6,819	Federal Home Loan Mortgage Corporation Pool	4.00%	10/43	7,072
6,050	Federal National Mortgage Association Pool	5.50%	10/39	6,677
5,993	Federal National Mortgage Association Pool	4.00%	8/43	6,260
5,688	Government National Mortgage Association Pool	4.46%	2/63	6,239
5,733	Federal National Mortgage Association Pool	4.50%	2/44	6,165
5,865	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	6,108
5,863	Federal National Mortgage Association Pool	4.00%	8/43	6,105
6,294	Federal National Mortgage Association Pool	3.00%	10/42	6,092
6,244	Federal National Mortgage Association Pool	3.00%	4/42	6,053
5,790	Federal Home Loan Mortgage Corporation Pool	4.00%	1/44	6,030
5,430	Federal National Mortgage Association Pool	5.00%	3/44	5,973
5,647	Federal National Mortgage Association Pool	3.50%	12/28	5,932
5,392	Federal National Mortgage Association Pool	5.00%	10/43	5,904

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (135.58%) (continued)
$5,676	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	$5,899
6,059	Federal Home Loan Mortgage Corporation Pool	3.00%	1/43	5,862
5,298	Government National Mortgage Association Pool	4.54%	11/62	5,816
5,248	Government National Mortgage Association Pool	4.60%	6/62	5,755
5,221	Government National Mortgage Association Pool	4.63%	6/61	5,686
5,316	Federal National Mortgage Association Pool	4.50%	11/43	5,683
5,160	Federal National Mortgage Association Pool	4.50%	12/43	5,553
5,175	Federal National Mortgage Association Pool	4.00%	3/44	5,398
5,089	Federal National Mortgage Association Pool	4.00%	1/44	5,316
4,728	Federal National Mortgage Association Pool	4.50%	1/44	5,084
4,883	Federal National Mortgage Association Pool	4.00%	1/43	5,084
4,625	Federal National Mortgage Association Pool	5.00%	1/44	5,065
4,751	Federal National Mortgage Association Pool	4.00%	7/26	5,028
4,722	Federal National Mortgage Association Pool	4.00%	4/44	4,922
4,694	Federal National Mortgage Association Pool	4.00%	4/42	4,891
4,451	Federal National Mortgage Association Pool	4.50%	10/43	4,791
4,459	Federal National Mortgage Association Pool	4.50%	8/43	4,767
4,548	Federal Home Loan Mortgage Corporation Pool	4.00%	2/44	4,742
4,560	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	4,739
4,362	Government National Mortgage Association Pool	4.75%	1/61	4,730
4,505	Federal National Mortgage Association Pool	4.00%	11/43	4,699
4,343	Federal Home Loan Mortgage Corporation Pool	4.50%	9/43	4,638
4,268	Federal National Mortgage Association Pool	4.50%	3/44	4,576
4,165	Federal National Mortgage Association Pool	5.00%	11/43	4,560
4,044	Federal National Mortgage Association Pool	5.00%	10/43	4,421
4,215	Federal National Mortgage Association Pool	4.00%	11/43	4,397
4,160	Federal Home Loan Mortgage Corporation Pool	3.50%	2/29	4,362
3,922	Government National Mortgage Association Pool	4.69%	7/61	4,288
3,846	Federal National Mortgage Association Pool	5.00%	11/40	4,208
3,852	Federal National Mortgage Association Pool	5.00%	10/43	4,204
3,797	Federal National Mortgage Association Pool	5.00%	1/44	4,180
4,202	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	4,174
3,782	Federal National Mortgage Association Pool	5.00%	10/43	4,131
3,790	Government National Mortgage Association Pool	4.80%	2/61	4,118
3,900	Federal National Mortgage Association Pool	4.00%	11/33	4,112
3,913	Federal Home Loan Mortgage Corporation Pool	4.00%	10/43	4,067
3,709	Federal National Mortgage Association Pool	4.50%	9/43	3,981
3,784	Federal Home Loan Mortgage Corporation Pool	4.00%	11/43	3,924
3,583	Federal National Mortgage Association Pool	4.50%	12/43	3,856
3,442	Government National Mortgage Association Pool	4.66%	1/63	3,802

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (135.58%) (continued)
$3,630	Federal Home Loan Mortgage Corporation Pool	3.00%	3/28	$3,730
3,579	Federal National Mortgage Association Pool	4.00%	8/43	3,726
3,481	Federal National Mortgage Association Pool	4.00%	8/43	3,624
3,387	Federal National Mortgage Association Pool	4.50%	10/43	3,618
3,297	Government National Mortgage Association Pool	4.67%	10/61	3,605
3,262	Federal National Mortgage Association Pool	4.50%	10/43	3,487
3,495	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	3,483
3,398	Federal National Mortgage Association Pool	3.50%	1/43	3,430
3,089	Federal National Mortgage Association Pool	5.00%	10/35	3,420
3,399	Federal National Mortgage Association Pool	3.50%	6/42	3,390
3,323	Federal Home Loan Mortgage Corporation Pool	3.00%	6/28	3,381
3,081	Government National Mortgage Association Pool	4.68%	10/61	3,366
3,041	Government National Mortgage Association Pool	5.54%	2/60	3,352
3,048	Federal National Mortgage Association Pool	5.00%	12/40	3,324
3,152	Federal National Mortgage Association Pool	4.00%	12/33	3,321
3,180	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	3,316
3,117	Federal National Mortgage Association Pool	4.00%	6/26	3,303
3,113	Federal National Mortgage Association Pool	3.50%	11/28	3,272
2,970	Federal National Mortgage Association Pool	5.00%	11/43	3,270
3,128	Federal National Mortgage Association Pool	4.00%	10/43	3,264
3,143	Federal National Mortgage Association Pool	3.00%	6/28	3,233
2,986	Federal Home Loan Mortgage Corporation Pool	4.50%	9/43	3,212
2,982	Federal National Mortgage Association Pool	4.50%	4/42	3,185
3,079	Federal National Mortgage Association Pool	3.00%	7/28	3,167
129,803	Other Federal National Mortgage Association Pools	3.50% - 6.00%	9/28 - 3/44	137,309
84,810	Other Federal Home Loan Mortgage Corporation Pools	3.00% - 6.00%	9/28 - 3/44	88,188
8,216	Other Government National Mortgage Association Pools	4.49% - 4.68%	11/61-11/62	9,009
				854,263
Interest Only - Fixed Rate Agency Securities (3.07%)
90,597	Other Federal National Mortgage Association	3.00% - 5.50%	12/20 - 6/43	12,689
31,248	Other Federal Home Loan Mortgage Corporation	3.00% - 5.50%	12/32 - 1/43	4,987
9,938	Other Government National Mortgage Association	3.00% - 4.75%	7/40 - 11/42	1,666
				19,342
TBA - Fixed Rate Agency Securities (30.23%)
164,050	Federal National Mortgage Association (30 Year)	3.00%	4/14	158,379
33,270	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	4/14	32,067
				190,446
Total Fixed Rate Agency Securities (Cost $1,065,670)				1,064,051

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (8.59%)
Principal and Interest - Floating Rate Agency Securities (5.09%)
$5,872	Federal National Mortgage Association Pool	4.94%	4/38	$6,265
4,730	Federal National Mortgage Association Pool	4.26%	4/40	5,043
3,672	Federal National Mortgage Association Pool	5.73%	7/37	3,911
3,643	Federal National Mortgage Association Pool	2.53%	5/38	3,875
3,228	Federal National Mortgage Association Pool	6.15%	8/37	3,391
6,066	Other Federal National Mortgage Association Pools	2.64% - 6.05%	9/35 - 9/37	6,456
2,931	Other Federal Home Loan Mortgage Corporation Pools	5.83% - 5.90%	6/37 - 7/37	3,132
				32,073
Interest Only - Floating Rate Agency Securities (3.50%)
119,622	Other Government National Mortgage Association	1.64% - 6.59%	11/42 - 8/63	13,006
24,446	Other Federal National Mortgage Association	5.50% - 6.60%	8/36 - 7/43	4,483
17,165	Other Federal Home Loan Mortgage Corporation	5.85% - 6.55%	11/38 - 8/39	2,237
22,472	Resecuritization of Government National Mortgage Association (w)	4.35%	8/60	2,307
				22,033
Total Floating Rate Agency Securities (Cost $52,598)				54,106
Total Agency Securities (Cost $1,118,268)				1,118,157

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/ Number of Properties	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (82.96%)
Principal and Interest - Private Label Securities (82.33%)
$812,551	Various	0.21% - 9.35%	5/19 - 12/48	$518,746
Total Principal and Interest - Private Label Securities (Cost $476,235)				518,746
Principal Only - Private Label Securities (0.44%)
5,800	Various	—%	8/30 - 2/47	2,784
Total Principal Only - Private Label Securities (Cost $2,540)				2,784
Interest Only - Private Label Securities (0.19%)
49,644	Various	0.50% - 2.00%	6/44 - 9/47	1,198
Total Interest Only - Private Label Securities (Cost $497)				1,198
Other Private Label Securities (0.00%)
122,412	Various	—%	6/37 - 7/45	—
Total Other Private Label Securities (Cost $332)				—
Total Private Label Securities (Cost $479,604)				522,728
Total Mortgage-Backed Securities (Cost $1,597,872)				1,640,885
Other Asset-Backed Securities (7.53%)
51,659	Various	0% - 9.74%	6/17 - 12/40	47,458
Total Other Asset-Backed Securities (Cost $47,600)				47,458
Commercial Mortgage Loans (6.98%) (t)
50,962	Various	0% - 7.25%	4/14 - 12/16	44,005
Total Commercial Mortgage Loans (Cost $43,790)				44,005
Residential Mortgage Loans (3.74%)
35,859	Various	—%	8/24 - 10/42	23,566
Total Residential Mortgage Loans (Cost $23,826)				23,566
Real Estate Owned (0.02%) (u)
1	Single-Family Houses			97
Total Real Estate Owned (Cost $101)				97
Total Long Investments (Cost $1,713,189)				$1,756,011

Repurchase Agreements (4.74%) (a) (c) (x) (y)
$24,231	Deutsche Bank Securities	0.05%	4/14	$24,231
	Collateralized by Par Value $21,574
	European Sovereign Bond, Coupon 3.75%,
	Maturity Date 10/18
4,944	Bank of America Securities	0.05%	4/14	4,944
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
700	Bank of America Securities	0.10%	4/14	700
	Collateralized by Par Value $634
	European Sovereign Bond, Coupon 3.75%,
	Maturity Date 10/18
Total Repurchase Agreements (Cost $29,872)				$29,875

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-129.95%) (a) (x) (y)
TBA - Fixed Rate Agency Securities Sold Short (-124.23%) (d)
$(180,668)	Federal National Mortgage Association (30 year)	4.00%	4/14	$(187,782)
(154,192)	Federal National Mortgage Association (30 year)	3.50%	4/14	(155,114)
(96,450)	Federal National Mortgage Association (30 year)	5.00%	4/14	(105,183)
(78,937)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	4/14	(81,897)
(63,850)	Federal National Mortgage Association (15 year)	3.50%	4/14	(66,958)
(59,460)	Federal National Mortgage Association (30 year)	4.50%	4/14	(63,436)
(33,810)	Federal National Mortgage Association (15 year)	3.00%	4/14	(34,735)
(25,500)	Federal National Mortgage Association (15 year)	2.50%	4/14	(25,484)
(15,000)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	4/14	(15,696)
(12,870)	Federal National Mortgage Association (15 year)	4.00%	4/14	(13,612)
(8,040)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	4/14	(8,571)
(6,700)	Federal National Mortgage Association (30 year)	5.50%	4/14	(7,396)
(4,700)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	4/14	(5,109)
(4,950)	Federal Home Loan Mortgage Corporation (30 year)	3.50%	4/14	(4,974)
(4,100)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	4/14	(4,208)
(1,300)	Other Federal Home Loan Mortgage Corporation (30 year)	5.50%	4/14	(1,430)
(1,100)	Other Federal Home Loan Mortgage Corporation (15 year)	4.00%	4/14	(1,162)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$784,191)				(782,747)
Government Debt Sold Short (-4.62%)
(22,208)	European Sovereign Bonds	3.75%	10/18	(24,195)
(5,000)	U.S. Treasury Note	1.25%	10/18	(4,920)
Total Government Debt Sold Short (Proceeds -$28,457)				(29,115)
Common Stock Sold Short (-1.10%)
(941)	Publicly Traded Real Estate Investment Trusts			(6,903)
Total Common Stock Sold Short (Proceeds -$7,004)				(6,903)
Total Investments Sold Short (Proceeds -$819,652)				$(818,765)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (9.14%) (a) (x) (y)
Swaps (9.04%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (Cost - $18,465) (g)	Credit	$98,314	12/18	$19,176
Credit Default Swaps on Asset-Backed Indices (Net Proceeds -$217) (e)	Credit	1,928	12/37	59
Interest Rate Swaps (f)	Interest Rates	453,100	10/17 - 2/44	4,091
Total Return Swaps (l)	Equity Market	1,113	6/14 - 6/15	1
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (h)	Credit	(21,734)	9/34 - 5/36	15,174
Credit Default Swaps on Asset-Backed Indices (i)	Credit	(75,134)	5/46 - 5/63	5,038
Interest Rate Swaps (j)	Interest Rates	(619,781)	2/16 - 4/44	13,382
Total Return Swaps (l)	Equity Market	(201)	12/14	14
Total Swaps (Net cost $54,736)				56,935
Futures (0.01%)
Long Futures:
U.S. Treasury Note Futures (n)	Interest Rates	42,600	6/14	13
Short Futures:
Eurodollar Futures (m)	Interest Rates	(458,000)	12/15 - 3/17	52
Total Futures				65
Options (0.06%)
Purchased Options:
Options on Credit Default Swaps on Corporate Bond Indices (p)	Credit	22,588	6/14	86
Written Options:
Swaption (r)	Interest Rates	(21,600)	1/17 - 3/17	307
Total Options (Cost $494)				393
Forwards (0.03%)
Short Forwards:
Currency Forwards (s)	Currency	(16,082)	6/14	167
Total Forwards				167
Total Financial Derivatives–Assets (Net cost $55,230)				$57,560

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Liabilities (-4.68%) (a) (x) (y)
Swaps (-4.60%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $8,075) (e)	Credit	$28,865	12/49 - 10/52	$(7,082)
Credit Default Swaps on Corporate Bond Indices (Proceeds - $1,200) (g)	Credit	4,000	12/17	(1,213)
Interest Rate Swaps (f)	Interest Rates	176,250	10/18 - 3/24	(684)
Total Return Swaps (l)	Equity Market	29,608	6/15	—
Short Swaps:
Interest Rate Swaps (j)	Interest Rates	(528,960)	3/15 - 3/44	(4,848)
Credit Default Swaps on Asset-Backed Indices (i)	Credit	(7,000)	5/63	(13)
Credit Default Swaps on Corporate Bond Indices (k)	Credit	(245,050)	12/16 - 12/18	(14,771)
Credit Default Swaps on Asset-Backed Securities (h)	Credit	(3,000)	3/35	(350)
Total Return Swaps (l)	Equity Market	(12,028)	9/14 - 9/15	(31)
Total Swaps (Net proceeds -$18,821)				(28,992)
Futures (-0.02%)
Long Futures:
U.S. Treasury Note Futures (n)	Interest Rates	39,500	6/14	(107)
Short Futures:
Eurodollar Futures (m)	Interest Rates	(274,000)	6/14 - 9/15	(35)
U.S. Treasury Note Futures (o)	Interest Rates	(500)	6/14	—
Total Futures				(142)
Options (-0.05%)
Purchased Options:
Swaption (q)	Interest Rates	10,300	1/17 - 3/17	(328)
Total Options				(328)
Forwards (-0.01%)
Short Forwards:
Currency Forwards (s)	Currency	(11,787)	6/14	(42)
Total Forwards				(42)
Total Financial Derivatives–Liabilities (Net proceeds -$18,821)				$(29,504)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014 (CONTINUED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At March 31, 2014, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 124.05%, 41.24%, and 12.18% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At March 31, 2014, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 104.70% and 19.53% of equity, respectively.

(e)	For long credit default swaps on asset-backed indices, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For long credit default swaps on corporate bond indices, the Company sold protection.

(h)	For short credit default swaps on asset-backed securities, the Company purchased protection.

(i)	For short credit default swaps on asset-backed indices, the Company purchased protection.

(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.

(l)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(m)	Every $1,000,000 in notional value represents one contract.

(n)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of March 31, 2014, 608 contracts were held.

(o)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of March 31, 2014, 5 contracts were held.

(p)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(q)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(r)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(s)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(t)	Includes non-performing commercial loans in the amount of $20.0 million whereby principal and/or interest is past due and a maturity date is not applicable.

(u)	Number of properties not shown in thousands, represents actual number of properties owned.

(v)
The table below shows the Company's long investment ratings from Moody's, Standard and Poor's, or Fitch, as well as the Company's long investments that were unrated but guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company's long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a "+," "-," "1," "2," or "3."

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	177.47%
A/A/A	0.03%
Baa/BBB/BBB	2.31%
Ba/BB/BB or below	84.29%
Unrated	14.60%

(w)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(x)	Classification percentages are based on Total Equity.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2014 (CONCLUDED)
(UNAUDITED)

(y)
The following table details the breakout by geographical region of long investments, investments sold short, repurchase agreements, and financial derivatives–assets. All financial derivatives–liabilities were concentrated in North America.

Region	Current Principal/ Notional Value/Number of Shares/Number of Properties	Cost/(Proceeds)	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	2,449,649	$1,686,738	$1,729,893	274.55%
Europe	32,195	26,451	26,118	4.15%
Total	2,481,844	$1,713,189	$1,756,011	278.70%
Investments Sold Short:
North America (TBAs and Government Debt)	(756,627)	$(789,167)	$(787,667)	(125.01)%
Europe (Government Debt)	(22,208)	(23,481)	(24,195)	(3.84)%
North America (Common Stock)	(941)	(7,004)	(6,903)	(1.10)%
Total		$(819,652)	$(818,765)	(129.95)%
Repurchase Agreements:
North America	4,944	$4,944	$4,944	0.78%
Europe	24,931	24,928	24,931	3.96%
Total	29,875	$29,872	$29,875	4.74%
Financial Derivatives–Assets:
North America	(583,909)	$55,230	$57,558	9.14%
Europe	(8,980)	—	2	—%
Total	(592,889)	$55,230	$57,560	9.14%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest–Fixed Rate Agency Securities (137.75%) (continued)
$6,342	Federal National Mortgage Association Pool	3.00%	4/42	$6,035
6,287	Federal Home Loan Mortgage Corporation Pool	3.00%	1/43	5,967
5,410	Federal National Mortgage Association Pool	5.00%	10/43	5,925
5,702	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	5,867
5,361	Government National Mortgage Association Pool	4.54%	11/62	5,859
5,241	Government National Mortgage Association Pool	4.58%	10/62	5,733
5,234	Government National Mortgage Association Pool	4.63%	6/61	5,688
5,978	Federal Home Loan Mortgage Corporation Pool	3.00%	4/43	5,676
5,189	Government National Mortgage Association Pool	4.60%	6/62	5,672
5,338	Federal National Mortgage Association Pool	4.50%	11/43	5,668
5,274	Federal National Mortgage Association Pool	4.00%	7/26	5,593
5,147	Federal Home Loan Mortgage Corporation Pool	4.50%	10/43	5,460
5,130	Federal Home Loan Mortgage Corporation Pool	4.50%	10/43	5,442
4,904	Federal National Mortgage Association Pool	4.00%	1/43	5,063
4,484	Federal National Mortgage Association Pool	5.00%	10/43	4,897
4,720	Federal National Mortgage Association Pool	4.00%	4/42	4,873
5,032	Federal Home Loan Mortgage Corporation Pool	3.00%	6/43	4,776
4,472	Federal National Mortgage Association Pool	4.50%	10/43	4,768
4,604	Federal National Mortgage Association Pool	4.00%	11/43	4,758
4,477	Federal National Mortgage Association Pool	4.50%	8/43	4,754
4,581	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	4,715
4,359	Federal Home Loan Mortgage Corporation Pool	4.50%	9/43	4,625
4,604	Federal National Mortgage Association Pool	3.50%	8/43	4,586
4,673	Federal Home Loan Mortgage Corporation Pool	3.00%	2/43	4,435
4,060	Federal National Mortgage Association Pool	5.00%	10/43	4,423
4,025	Federal National Mortgage Association Pool	5.00%	10/43	4,387
4,231	Federal National Mortgage Association Pool	4.00%	11/43	4,372
3,932	Government National Mortgage Association Pool	4.69%	7/61	4,288
3,886	Government National Mortgage Association Pool	4.75%	1/61	4,213
3,864	Federal National Mortgage Association Pool	5.00%	11/40	4,203
3,811	Federal National Mortgage Association Pool	5.00%	1/44	4,169
3,826	Government National Mortgage Association Pool	4.80%	2/61	4,157
4,225	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	4,137
3,929	Federal Home Loan Mortgage Corporation Pool	4.00%	10/43	4,043
3,801	Federal Home Loan Mortgage Corporation Pool	4.00%	11/43	3,885
3,599	Federal National Mortgage Association Pool	4.50%	12/43	3,837
3,737	Federal Home Loan Mortgage Corporation Pool	3.00%	3/28	3,810
3,434	Government National Mortgage Association Pool	4.66%	1/63	3,772
3,448	Federal National Mortgage Association Pool	5.00%	12/40	3,759

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)
(UNAUDITED)

Current Principal/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-135.07%) (a) (u) (v)
TBA–Fixed Rate Agency Securities Sold Short (-129.69%) (d)
$(156,890)	Federal National Mortgage Association (30 year)	4.00%	1/14	$(161,689)
(136,182)	Federal National Mortgage Association (30 year)	3.50%	1/14	(135,427)
(96,700)	Federal National Mortgage Association (30 year)	4.50%	1/14	(102,559)
(89,600)	Federal National Mortgage Association (15 year)	3.50%	1/14	(93,716)
(57,600)	Federal National Mortgage Association (30 year)	5.00%	1/14	(62,617)
(58,960)	Federal National Mortgage Association (15 year)	3.00%	1/14	(60,158)
(57,837)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	1/14	(59,409)
(31,150)	Federal National Mortgage Association (15 year)	2.50%	1/14	(30,816)
(24,400)	Federal National Mortgage Association (30 year)	4.50%	2/14	(25,798)
(23,200)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	2/14	(24,996)
(16,604)	Federal National Mortgage Association (15 year)	4.00%	1/14	(17,589)
(8,200)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	1/14	(8,550)
(6,700)	Federal National Mortgage Association (30 year)	5.50%	1/14	(7,373)
(6,550)	Federal Home Loan Mortgage Corporation (30 year)	3.50%	1/14	(6,495)
(4,100)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	1/14	(4,175)
(3,900)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	1/14	(4,129)
(3,815)	Other Federal Home Loan Mortgage Corporation (30 Year)	2.50%-5.50%	1/14	(3,685)
(2,500)	Other Federal National Mortgage Association (30 Year)	6.00%	1/14	(2,776)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$813,757)				(811,957)
Government Debt Sold Short (-4.36%)
(20,000)	U.S. Treasury Note	1.25%	10/18	(19,607)
(7,337)	European Sovereign Bond	3.75%	10/18	(7,681)
Total Government Debt Sold Short (Proceeds -$27,532)				(27,288)
Common Stock Sold Short (-1.02%)
(763)	Publicly Traded Real Estate Investment Trusts			(6,369)
Total Common Stock Sold Short (Proceeds -$6,313)				(6,369)
Total Investments Sold Short (Proceeds -$847,602)				$(845,614)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (9.53%) (a) (u) (v)
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
Financial Derivatives–Liabilities (-7.16%) (a) (u) (v)
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

(b)
At December 31, 2013, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 100.85%, 51.37%, and 12.36% of equity, respectively.

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

(s)
The table below shows the ratings on the Company's long investments from Moody's, Standard and Poor's, or Fitch, as well as the Company's long investments that were unrated but guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. Ratings tend to be a lagging credit indicator; as a result, the credit quality of the Company's long investment holdings may be lower than the credit quality implied based on the ratings listed below. In situations where an investment has a split rating, the lowest provided rating is used. The ratings descriptions include ratings qualified with a "+," "-," "1," "2," or "3."

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	164.58%
A/A/A	0.34%
Baa/BBB/BBB	2.97%
Ba/BB/BB or below	97.95%
Unrated	10.52%

(t)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(u)	Classification percentages are based on Total Equity.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONCLUDED)
(UNAUDITED)

(v)	The following table details the breakout by geographical region of long investments, investments sold short, and repurchase agreements. All financial derivatives were concentrated in North America.

Region	Current Principal/ Number of Shares	Cost/(Proceeds)	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	2,470,650	$1,682,533	$1,724,370	275.44%
Europe	7,641	5,724	5,760	0.92%
Total	2,478,291	$1,688,257	$1,730,130	276.36%
Investments Sold Short:
North America (TBAs and Government Debt)	(804,888)	$(833,656)	$(831,564)	(132.82)%
Europe (Government Debt)	(7,337)	(7,633)	(7,681)	(1.23)%
North America (Common Stock)	(763)	(6,313)	(6,369)	(1.02)%
Total		$(847,602)	$(845,614)	(135.07)%
Repurchase Agreements:
North America	19,675	$19,675	$19,675	3.15%
Europe	8,287	8,268	8,287	1.32%
Total	27,962	$27,943	$27,962	4.47%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$21,496	$18,382
EXPENSES
Base management fee	2,364	1,967
Incentive fee	—	2,055
Interest expense	2,627	2,142
Other investment related expenses	430	—
Compensation expense	327	328
Custody and other fees	408	318
Professional fees	641	440
Agency and administration fees	293	264
Insurance expense	189	180
Directors' fees and expenses	73	77
Share-based LTIP expense	63	42
Total expenses	7,415	7,813
NET INVESTMENT INCOME	14,081	10,569
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	9,843	13,997
Financial derivatives	1,218	(1,405)
Foreign currency transactions	347	—
	11,408	12,592
Change in net unrealized gain (loss) on:
Investments	(147)	22,839
Financial derivatives	(2,439)	(5,254)
Foreign currency translation	(65)	—
	(2,651)	17,585
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	8,757	30,177
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	22,838	40,746
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	203	411
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$22,635	$40,335
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.88	$1.94

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Three Month Period Ended March 31, 2014			Three Month Period Ended March 31, 2013
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2013 and 12/31/2012, respectively)	$620,401	$5,648	$626,049	$506,355	$—	$506,355
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			14,081			10,569
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			11,408			12,592
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(2,651)			17,585
Net increase in equity resulting from operations	22,635	203	22,838	40,335	411	40,746
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Shares issued in connection with incentive fee payment	309		309	734		734
Contribution from non-controlling interests		1,001	1,001		4,664	4,664
Dividends(1)	(19,907)	(163)	(20,070)	(31,617)	(322)	(31,939)
Distributions to non-controlling interest		(114)	(114)		—	—
Adjustment to non-controlling interest	(497)	497	—	—	—	—
Share-based LTIP awards	62	1	63	41	1	42
Net increase (decrease) in equity from transactions	(20,033)	1,222	(18,811)	(30,842)	4,343	(26,499)
Net increase in equity	2,602	1,425	4,027	9,493	4,754	14,247
ENDING EQUITY (3/31/2014 and 3/31/2013, respectively)	$623,003	$7,073	$630,076	$515,848	$4,754	$520,602

(1)	For the three month periods ended March 31, 2014 and 2013, dividends totaling $0.77 and $1.52, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended
	March 31, 2014	March 31, 2013
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$22,838	$40,746
Cash flows provided by (used) in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives	2,624	(17,585)
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(11,189)	(12,592)
Amortization of premiums and accretion of discounts (net)	(3,553)	(4,596)
Purchase of investments	(712,690)	(448,079)
Proceeds from disposition of investments	681,516	280,923
Proceeds from principal payments of investments	32,581	46,326
Proceeds from investments sold short	824,365	662,132
Repurchase of investments sold short	(865,138)	(633,283)
Payments made to open financial derivatives	(10,416)	(732)
Proceeds received to close financial derivatives	15,413	10,766
Proceeds received to open financial derivatives	6,309	5,165
Payments made to close financial derivatives	(25,711)	(6,327)
Shares issued in connection with incentive fee payment	309	734
Share-based LTIP expense	63	42
(Increase) decrease in assets:
Increase in repurchase agreements	(1,913)	(28,964)
Decrease in receivable for securities sold	50,164	17,680
Decrease in due from brokers	13,708	767
Decrease in interest and principal receivable	31	212
Increase in other assets	(147)	(29)
Increase (decrease) in liabilities:
Increase (decrease) in due to brokers	11,098	(9,355)
Increase in payable for securities purchased	38,762	75,417
Increase (decrease) in accounts payable and accrued expenses	471	(64)
Decrease in incentive fee payable	(3,091)	(5,288)
Increase (decrease) in other payables	—	(903)
Increase (decrease) in interest and dividends payable	(65)	317
Increase (decrease) in base management fee payable	—	33
Net cash provided by (used in) operating activities	66,339	(26,537)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Month Period Ended
	March 31, 2014	March 31, 2013
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contribution from non-controlling interests	1,001	4,664
Offering costs paid	—	(3)
Dividends paid	(20,070)	(31,939)
Distributions to non-controlling interest	(114)	—
Principal payments on securitized debt	(24)	(70)
Reverse repurchase agreements, net of repayments	(60,259)	59,554
Net cash provided by (used in) financing activities	(79,466)	32,206
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,127)	5,669
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,489	59,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,362	$64,753
Supplemental disclosure of cash flow information:
Interest paid	$2,693	$1,826
Shares issued in connection with incentive fee payment (non-cash)	$309	$734
Share-based LTIP awards (non-cash)	$63	$42
Aggregate TBA trade activity (buys + sells) (non-cash)	$6,215,156	$4,092,595

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds. As of March 31, 2014, 29% and 71% of cash and cash equivalents were held in the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively. As of December 31, 2013, 27% and 73% of cash and cash equivalents were held in the JP Morgan Prime Money Market Premier Fund and an interest bearing account at the Bank of New York Mellon Corporation, respectively.
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
Futures Contracts: A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. The Company enters into Eurodollar and/or U.S. Treasury Note futures contracts to hedge its interest rate risk. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
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
Forward Currency Contracts: A forward currency contract is an agreement between two parties to purchase or sell a specific quantity of currency with the delivery and settlement at a specific future date and exchange rate. During the period the forward currency contract is open, changes in the value of the contract are recognized as unrealized gains or losses. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
Financial derivatives disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, interest rate swaps, total return swaps, futures, foreign currency forwards, and options contracts.
Financial derivative assets are included in Financial derivatives—assets, at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. Financial derivative liabilities are included in Financial derivatives—liabilities, at fair value on the Consolidated Statement of Assets, Liabilities, and Equity. In addition, financial derivative contracts are summarized by type on the Consolidated Condensed Schedule of Investments. For forwards, futures, interest rate swaps, credit default swaps, total return swaps, and options, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 132%, 129%, 96%, 94%, 83%, and 51%, respectively, of average monthly notional values of each such category outstanding during the three month period ended March 31, 2014. For options, total return swaps, interest rate swaps, futures, and credit default swaps, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 387%, 210%, 187%, 179%, and 174%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2013. The Company started trading foreign currency forward contracts in December 2013; foreign currency forward contracts outstanding at December 31, 2013 represented the entire foreign currency forward activity for the year ended December 31, 2013. The Company uses average monthly notional values outstanding as an indicator of the volume of activity with respect to these instruments.
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
(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. The Company also enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. The Company accounts for reverse repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the reverse repurchase agreement, on the amount borrowed over the term of the reverse repurchase agreement. The interest rate on a reverse repurchase agreement or a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements netted in the Company's consolidated financial statements.
Reverse repurchase agreements are carried at their contractual amounts, which the Company believes is the best estimate of fair value. At March 31, 2014, the Company's open reverse repurchase agreements had remaining terms that averaged 59 days and ranged from 2 to 180 days, and had interest rates that averaged 0.76% and ranged from 0.30% to 2.24%. At March 31, 2014, approximately 36% of open reverse repurchase agreements were with two counterparties. At December 31, 2013, the Company's open reverse repurchase agreements had remaining terms that averaged 56 days and ranged from 2 to 180 days, and had interest rates that averaged 0.90% and ranged from 0.32% to 2.27%. At December 31, 2013, approximately 39% of open reverse repurchase agreements were with two counterparties.
(H) Securitized Debt: The Company entered into a resecuritization transaction in January 2012, which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 820-10, the Company has elected to carry securitized debt at fair value. The asset subject to the resecuritization had a fair value of $2.3 million as of both March 31, 2014 and December 31, 2013, which is included on the respective Consolidated Condensed Schedule of Investments under Principal and Interest – Private Label Securities.
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
The Company transacts in the forward settling To Be Announced MBS ("TBA") market. The Company typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may "roll" its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales. As of March 31, 2014, total assets included $190.4 million of TBAs as well as $784.3 million of receivable for securities sold relating to unsettled TBA sales. As of December 31, 2013, total assets included $96.9 million of TBAs as well as $813.9 million of receivable for securities sold relating to unsettled TBA sales.
As of March 31, 2014, total liabilities included $782.7 million of TBAs sold short as well as $190.3 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2013, total liabilities included $812.0 million of TBAs sold short as well as $96.8 million of payable for securities purchased relating to unsettled TBA purchases. As of March 31, 2014, the Company held on an aggregate basis a short position in TBAs of $592.3 million while at December 31, 2013, the Company held in aggregate a short position in TBAs of $715.1 million.
(J) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against shareholders' equity.
(K) LTIP Units: Long term incentive plan units ("LTIP units") have been issued to the Company's dedicated or partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated or partially dedicated personnel and independent directors are amortized over the vesting period in accordance with ASC 718-10,

Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting periods for units issued under the Ellington Incentive Plan for Individuals (the "Individual LTIP") to dedicated or partially dedicated personnel are typically one year and can be up to two years. The vesting periods of Individual LTIP units are typically one year for independent directors. The vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the "Manager LTIP") occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.
(L) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. Non-controlling interests also include the interest of a joint venture partner in a consolidated subsidiary. The Company adjusts the non-controlling interests owned by an affiliate of the Manager and certain related parties to align its carrying value with the share of total outstanding operating partnership units ("OP Units") issued by the Operating Partnership to the non-controlling interest. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 7 for further discussion of non-controlling interests.
(M) Dividends: Dividends payable by the Company are recorded in the consolidated financial statements on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(N) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease total number of shares outstanding and issued.
(O) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of LTIP units deemed to be participating securities, by the weighted average number of common shares outstanding calculated including LTIP units. Because the Company's LTIP units are deemed to be participating securities, they are included in the calculation of basic and diluted EPS. OP Units relating to a non-controlling interest are convertible into common shares and are included in the calculation of diluted EPS.
(P) Foreign Currency: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date.
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
The Company follows the provisions of ASC 740-10, Income Taxes ("ASC 740-10"), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to its unrecognized tax benefits resulting from tax positions related either to the current period or to 2013, 2012, 2011, or 2010 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(R) Recent Accounting Pronouncements: In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted AICPA Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with retrospective application; earlier application is prohibited. Management has determined that the Company still meets the definition of an investment company under ASC 946 and, as a result, the presentation of its financial statements have not changed as a result of this ASU.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). This update modifies the guidance for ASC 310-40, Receivables-Troubled Debt Restructurings by Creditors. ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of a mortgage loan to real estate owned. Under ASU 2014-04, repossession or foreclosure is deemed to have occurred, and the creditor is considered to have received physical possession of residential real estate property collateralizing a mortgage loan when the creditor obtains legal title to the property upon completion of a foreclosure or the borrower conveys all interest in the property to the creditor through a deed in lieu of foreclosure or a similar legal agreement. ASU 2014-04 will become effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted. ASU 2014-04 can be adopted using either a modified retrospective method or a prospective transition method with the cumulative effect being recognized in the beginning retained earnings of the earliest annual period for which ASU 2014-04 is adopted. The Company elected to adopt ASU 2014-04 effective January 1, 2014; such adoption did not have a material impact on the financial statements.
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

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at March 31, 2014:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash and cash equivalents	$170,362	$—	$—	$170,362
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,076,782	$41,375	$1,118,157
Private label residential mortgage-backed securities	—	—	490,083	490,083
Private label commercial mortgage-backed securities	—	—	32,645	32,645
Commercial mortgage loans	—	—	44,005	44,005
Residential mortgage loans	—	—	23,566	23,566
Other asset-backed securities	—	—	47,458	47,458
Real estate owned	—	—	97	97
Total investments, at fair value	—	1,076,782	679,229	1,756,011
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	15,174	15,174
Credit default swaps on corporate bond indices	—	19,176	—	19,176
Credit default swaps on asset-backed indices	—	5,097	—	5,097
Interest rate swaps	—	17,473	—	17,473
Total return swaps	—	15	—	15
Options	—	393	—	393
Futures	65	—	—	65
Forwards	—	167	—	167
Total financial derivatives–assets, at fair value	65	42,321	15,174	57,560
Repurchase agreements	—	29,875	—	29,875
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$65	$1,148,978	$694,403	$1,843,446
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(787,667)	$—	$(787,667)
Government debt	—	(24,195)	—	(24,195)
Common stock	(6,903)	—	—	(6,903)
Total investments sold short, at fair value	(6,903)	(811,862)	—	(818,765)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(15,984)	—	(15,984)
Credit default swaps on asset-backed indices	—	(7,095)	—	(7,095)
Credit default swaps on asset-backed securities	—	—	(350)	(350)
Interest rate swaps	—	(5,532)	—	(5,532)
Total return swaps	—	(31)	—	(31)
Options	—	(328)	—	(328)
Futures	(142)	—	—	(142)
Forwards	—	(42)	—	(42)
Total financial derivatives–liabilities, at fair value	(142)	(29,012)	(350)	(29,504)
Securitized debt	—	—	(983)	(983)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(7,045)	$(840,874)	$(1,333)	$(849,252)

Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the three month period ended March 31, 2014.
The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities and Other asset-backed securities(1)	$475,211	Market Quotes	Non Binding Indicative Price	$1.79	$110.11	$77.94
Private label residential mortgage-backed securities	61,348	Discounted Cash Flows	Yield	3.5%	23.9%	7.9%
			Projected Collateral Prepayments	7.4%	86.8%	34.4%
			Projected Collateral Losses	1.4%	44.2%	14.5%
			Projected Collateral Recoveries	0.0%	24.8%	7.6%
			Projected Collateral Scheduled Amortization	0.0%	84.8%	43.5%
						100.0%
Private label commercial mortgage-backed securities	4,405	Discounted Cash Flows	Yield	9.7%	24.9%	14.7%
			Projected Collateral Losses	0.2%	2.4%	1.2%
			Projected Collateral Recoveries	1.9%	12.0%	6.6%
			Projected Collateral Scheduled Amortization	85.6%	97.8%	92.2%
						100.0%
Private label commercial mortgage-backed securities and commercial mortgage loans	33,214	Market Quotes	Non Binding Indicative Price	$14.25	$99.50	$68.31
Performing commercial mortgage loans	19,000	Discounted Cash Flows	Yield	12.7%	15.0%	13.9%
Non-performing commercial mortgage loans	20,030	Discounted Cash Flows	Yield	10.4%	19.7%	17.7%
			Months to Resolution	7	17	10
Non-performing residential mortgage loan pools	23,663	Discounted Cash Flows	Yield	6.8%	7.1%	7.1%
			Months to Resolution	4.8	16.1	9.2
Agency interest only residential mortgage-backed securities	40,018	Market Quotes	Non Binding Indicative Price	$6.13	$22.65	$14.19
Agency interest only residential mortgage-backed securities	1,357	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	754	1,032	917
			Projected Collateral Prepayments	60.1%	75.9%	66.6%
			Projected Collateral Scheduled Amortization	24.1%	39.9%	33.4%
						100.0%
Credit default swaps on asset-backed securities	14,824	Net Discounted Cash Flows	Projected Collateral Prepayments	19.2%	56.8%	29.6%
			Projected Collateral Losses	16.1%	49.4%	34.2%
			Projected Collateral Recoveries	8.3%	15.4%	13.3%
			Projected Collateral Scheduled Amortization	15.4%	41.7%	22.9%
						100.0%

(1)	Includes securitized debt with a fair value of $1.0 million as of March 31, 2014.

(2)	Shown in basis points.
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

The tables below include a roll-forward of the Company's financial instruments for the three month periods ended March 31, 2014 and 2013 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended March 31, 2014

(In thousands)	Beginning Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of March 31, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$40,504	$(2,289)	$35	$751	$2,554	$(180)	$—	$41,375
Private label residential mortgage-backed securities	580,772	5,385	23,460	(12,852)	89,585	(196,267)	—	490,083
Private label commercial mortgage-backed securities	32,994	205	872	1,515	37,769	(40,710)	—	32,645
Commercial mortgage loans	23,887	563	2	(460)	20,023	(10)	—	44,005
Residential mortgage loans	24,062	—	18	(260)	—	(254)	—	23,566
Other asset-backed securities	38,069	159	(97)	548	13,887	(5,108)	—	47,458
Real estate owned	—	—	—	(4)	101	—	—	97
Total investments, at fair value	740,288	4,023	24,290	(10,762)	163,919	(242,529)	—	679,229
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	16,646	—	1,190	(1,210)	39	(1,491)	—	15,174
Total financial derivatives– assets, at fair value	16,646	—	1,190	(1,210)	39	(1,491)	—	15,174
Total investments and financial derivatives–assets, at fair value	$756,934	$4,023	$25,480	$(11,972)	$163,958	$(244,020)	$—	$694,403
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(19)	$—	$—	$19	$—	$(350)
Total financial derivatives– liabilities, at fair value	(350)	—	(19)	—	—	19	—	(350)
Securitized debt:
Securitized debt	(983)	(7)	—	(17)	24	—	—	(983)
Total securitized debt	(983)	(7)	—	(17)	24	—	—	(983)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(7)	$(19)	$(17)	$24	$19	$—	$(1,333)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2014. For Level 3 financial instruments held by the Company at March 31, 2014, change in net unrealized gain (loss) of $2.3 million, $(1.2) million, and $(17.0) thousand, for the three month periods ended March 31, 2014 relate to investments, financial derivatives–assets, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended March 31, 2013

(In thousands)	Ending Balance as of December 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of March, 31, 2013
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,644	$(870)	$—	$238	$10,216	$—	$—	$16,228
Private label residential mortgage-backed securities	528,366	6,640	15,602	24,020	72,832	(89,640)	—	557,820
Private label commercial mortgage-backed securities	19,327	57	(1,449)	3,244	12,344	(27,745)	—	5,778
Commercial mortgage loans	9,546	8	—	159	—	—	—	9,713
Other asset-backed securities	—	(49)	—	(107)	11,794	—	—	11,638
Total investments, at fair value	563,883	5,786	14,153	27,554	107,186	(117,385)	—	601,177
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	36,031	—	3,251	(5,599)	49	(7,334)	—	26,398
Total financial derivatives– assets, at fair value	36,031	—	3,251	(5,599)	49	(7,334)	—	26,398
Total investments and financial derivatives–assets, at fair value	$599,914	$5,786	$17,404	$21,955	$107,235	$(124,719)	$—	$627,575
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(1)	$—	$(28)	$(1)	$—	$28	$—	$(2)
Total financial derivatives– liabilities, at fair value	(1)	—	(28)	(1)	—	28	—	(2)
Securitized debt:
Securitized debt	(1,335)	(9)	—	69	70	—	—	(1,205)
Total securitized debt	(1,335)	(9)	—	69	70	—	—	(1,205)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,336)	$(9)	$(28)	$68	$70	$28	$—	$(1,207)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2013, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2013. For Level 3 financial instruments held by the Company at March 31, 2013, change in net unrealized gain (loss) of $28.3 million, $(7.2) million, $(1.0) thousand, and $0.07 million for the three month period ended March 31, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.

4. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three month periods ended March 31, 2014 and 2013 are summarized in the tables below:
March 31, 2014:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended March 31, 2014	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended March 31, 2014
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$1,190	$(1,210)
Credit default swaps on asset-backed indices	Credit	(1,302)	145
Credit default swaps on corporate bond indices	Credit	652	(315)
Total return swaps	Equity Market	5,925	10
Interest rate swaps	Interest Rates	1,472	(6,080)
Futures	Interest Rates	41	2,435
Forwards	Currency	10	167
Other	Credit/ Interest Rates	53	288
		8,041	(4,560)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(19)	—
Credit default swaps on asset-backed indices	Credit	2,603	(1,486)
Credit default swaps on corporate bond indices	Credit	(3,804)	4,571
Total return swaps	Equity Market	(1,417)	36
Interest rate swaps	Interest Rates	(3,765)	(468)
Futures	Interest Rates	128	(139)
Forwards	Currency	(492)	(4)
Other	Interest Rates	(57)	(389)
		(6,823)	2,121
Total		$1,218	$(2,439)

March 31, 2013:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended March 31, 2013	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended March 31, 2013
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$3,251	$(5,599)
Credit default swaps on asset-backed indices	Credit	(1,487)	25
Total return swaps	Equity Market	(38)	61
Interest rate swaps	Interest Rates	(217)	380
		1,509	(5,133)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(28)	(1)
Credit default swaps on asset-backed indices	Credit	178	359
Credit default swaps on corporate bond indices	Credit	(3,627)	(178)
Total return swaps	Equity Market	(32)	37
Interest rate swaps	Interest Rates	617	(360)
Futures	Interest Rates	(22)	22
		(2,914)	(121)
Total		$(1,405)	$(5,254)
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2014 and December 31, 2013, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or on corporate bond indices (CDX), collectively referred to as credit indices, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets. Written credit derivatives held by the Company at March 31, 2014 and December 31, 2013, are summarized below:

Credit Default Swaps on Credit Indices	Amount at March 31, 2014	Amount at December 31, 2013
(In thousands)
Fair Value of Written Credit Derivatives, Net	$10,940	$1,421
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$375	$57
Notional Amount of Written Credit Derivatives (2)	$(133,107)	$(120,497)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$3,784	$249

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index typically terminates at the stated maturity date in the case of corporate indices, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets have deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. Total net up-front payments received relating to written credit derivatives outstanding at March 31, 2014 and December 31, 2013 were $9.0 million and $2.5 million, respectively.
5. Base Management Fee and Incentive Fee
The Company is party to a Management Agreement (which may be amended from time to time), pursuant to which the Manager manages the assets, operations, and affairs of the Company, in consideration of which the Company pays the Manager management and incentive fees. Effective March 13, 2014, the Board of Directors approved a Fifth Amended and Restated Management Agreement, between the Company and the Manager. The descriptions of the Base Management Fees and Incentive Fees are detailed below.
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
Summary information—For the three month periods ended March 31, 2014 and 2013, the total base management fee incurred was $2.4 million and $2.0 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2014 there was no Loss Carryforward.
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
Summary information— No incentive fees were incurred for the three month period ended March 31, 2014, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount. Total incentive fee incurred for the three month period ended March 31, 2013 was $2.1 million.

6. Long-Term Incentive Plan Units
In connection with its initial offering in 2007, the Company established the Manager LTIP and the Individual LTIP. Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager. Pursuant to the terms of the Individual LTIP, each year since inception the Company has issued annual awards to its independent directors and, beginning in 2010, issued awards to certain of its dedicated or partially dedicated personnel.
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
Since inception, the Company has awarded 29,562 Individual LTIP units to the Company's independent directors, and has awarded 18,272 Individual LTIP units to certain of its dedicated or partially dedicated personnel. The vesting period for awards of Individual LTIP units to directors has generally been one year from the date of grant, while for awards of Individual LTIP units to dedicated or partially dedicated personnel, the vesting period has generally been one year, but has also been up to two years. Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Since inception the total expense associated with the Individual LTIP units awarded is $0.8 million. Total expense associated with Individual LTIPs for the three month periods ended March 31, 2014 and 2013 are $0.06 million and $0.04 million, respectively. Since inception, 11,782 common shares were issued in connection with the conversion of Individual LTIP units awarded to independent directors at the direction of the three award holders and approximately $0.2 million was transferred from the share-based LTIP awards to common shares in shareholders' equity.
Detailed below is a roll-forward of the Company's LTIP units outstanding for the three month periods ended March 31, 2014 and 2013:

	Three Month Period Ended March 31, 2014			Three Month Period Ended March 31, 2013
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2013 and 12/31/2012, respectively)	375,000	36,052	411,052	375,000	22,096	397,096
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (3/31/2014 and 3/31/2013, respectively)	375,000	36,052	411,052	375,000	22,096	397,096
LTIP Units Vested and Outstanding (3/31/2014 and 3/31/2013, respectively)	375,000	20,314	395,314	375,000	14,250	389,250
7. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis following the expiration of a two-year holding period subject to additional limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of March 31, 2014, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.8% in the Operating Partnership.
EF SBC 2013-1 LLC
Non-controlling interests also include the interest of a joint venture partner in a consolidated subsidiary of the Company, EF SBC 2013-1 LLC, or "EF SBC." EF SBC holds the Company's investments in certain distressed commercial mortgage loans. The joint venture partner participates in EF SBC on a pari passu basis with the Company at a predetermined percentage, and therefore participates proportionally in all income, expense, gains and losses of EF SBC. The joint venture partner makes capital contributions to EF SBC as new approved investments are purchased by EF SBC, and is generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2014 the joint venture partner's interest in EF SBC was $2.0 million, representing an approximately 5% interest in EF SBC.

The joint venture partner's interest in EF SBC is not convertible into common shares of the Company or OP Units, nor is the joint venture partner entitled to receive distributions that holders of common shares of the Company receive.
8. Common Share Capitalization
Dividends are declared and paid on a quarterly basis in arrears. During the three month period ended March 31, 2014, the Board of Directors authorized a dividend totaling $0.77. During the three month period ended March 31, 2013, the Board of Directors authorized a dividend of $0.77 per share as well as a special dividend of $0.75 per share. Total dividends paid during the three month periods ended March 31, 2014 and 2013 were $20.1 million and $31.9 million, respectively.
Detailed below is a roll-forward of the Company's common shares outstanding for the three month periods ended March 31, 2014 and 2013:

	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
Common Shares Outstanding (12/31/2013 and 12/31/2012, respectively)	25,428,186	20,370,469
Share Activity:
Shares issued in connection with incentive fee payment	13,564	33,254
Common Shares Outstanding (3/31/2014 and 3/31/2013, respectively)	25,441,750	20,403,723
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of March 31, 2014 and 2013, the Company's issued and outstanding common shares would increase to 26,064,802 and 21,012,819 shares, respectively, resulting in equity per share of $24.10 and $24.78, respectively, as of March 31, 2014 and 2013.
On August 4, 2011, the Company's Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price, and the Company's financial performance, among other considerations. As of March 31, 2014, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59. The Company did not repurchase any shares during the three month period ending March 31, 2014.

9. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended March 31,
	2014	2013
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$22,635	$40,335
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	185	411
Net increase in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	22,820	40,746
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	22,275	39,564
Net increase in shareholders' equity resulting from operations– LTIP units	360	771
Dividends Paid(2):
Common shareholders	(19,590)	(31,013)
LTIP unit holders	(317)	(604)
Non-controlling interest	(163)	(322)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(20,070)	(31,939)
Undistributed (Distributed in excess of) earnings:
Common shareholders	2,685	8,551
LTIP unit holders	43	167
Non-controlling interest	22	89
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$2,750	$8,807
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	25,435,571	20,388,204
Weighted average participating LTIP units	411,052	397,096
Weighted average non-controlling interest units	212,000	212,000
Basic earnings per common share:
Distributed	$0.77	$1.52
Undistributed (Distributed in excess of)	0.11	0.42
	$0.88	$1.94
Diluted earnings per common share:
Distributed	$0.77	$1.52
Undistributed (Distributed in excess of)	0.11	0.42
	$0.88	$1.94

(1)
For the three month period ended March 31, 2014, excludes net increase in equity resulting from operations of $18.0 thousand attributable to the joint venture partner, which has a non-participating interest as described in Note 7.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
10. Counterparty Risk
As of March 31, 2014, investments with an aggregate value of approximately $1.37 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $31.1 million that were sold prior to period end but for which such sale had not yet settled as of March 31, 2014.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.37 billion in collateral for various reverse repurchase agreements as of March 31, 2014. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $131.1 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	17%
Deutsche Bank	16%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of March 31, 2014:

Dealer	% of Total Due from Brokers
Citigroup	33%
Morgan Stanley	30%
J.P. Morgan Securities Inc.	24%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of March 31, 2014:

Dealer	% of Total Receivable for Securities Sold
Goldman, Sachs & Co.	24%
Morgan Stanley	16%
Wells Fargo Securities	16%
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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2014 and December 31, 2013. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$57,560	$(14,071)	$—	$(26,612)	$16,877
Repurchase agreements	29,875	(29,875)	—	—	—
Liabilities
Financial derivatives–liabilities	(29,504)	14,071	—	15,414	(19)
Reverse repurchase agreements	(1,175,907)	29,875	1,146,720	(688)	—

December 31, 2013:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$59,664	$(24,162)	$—	$(17,273)	$18,229
Repurchase agreements	27,962	(27,962)	—	—	—
Liabilities
Financial derivatives–liabilities	(44,791)	24,162	—	20,629	—
Reverse repurchase agreements	(1,236,166)	27,962	1,205,278	2,926	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, we have reduced the amount of financial instruments pledged as collateral related to our reverse repurchase agreements and cash collateral pledged on our financial derivative liabilities. Total financial instruments pledged as collateral on our reverse repurchase agreements as of March 31, 2014 and December 31, 2013 were $1.38 billion and $1.48 billion, respectively. As of March 31, 2014 and December 31, 2013, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $1.2 million and $3.2 million, respectively. As of March 31, 2014 and December 31, 2013, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $28.9 million and $36.4 million, respectively.

(3)
When collateral is pledged to or pledged by a counterparty, it is often pledged or posted with respect to all positions with such counterparty, and in such cases such collateral cannot be specifically identified as relating to a specific asset or liability. As a result, in preparing the above tables, the Company has made assumptions in allocating pledged or posted collateral among the various rows.

12. Contingencies and Commitments
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2014 and December 31, 2013.
13. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
Beginning Shareholders' Equity Per Share (12/31/2013 and 12/31/2012, respectively)	$24.40	$24.86
Net Investment Income	0.55	0.52
Net Realized/Unrealized Gains (Losses)	0.35	1.48
Results of Operations Attributable to Equity	0.90	2.00
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)	(0.02)
Results of Operations Attributable to Shareholders' Equity(1)	0.89	1.98
Dividends Paid to Common Shareholders	(0.77)	(1.52)
Weighted Average Share Impact on Dividends Paid (2)	(0.02)	(0.05)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	(0.01)	0.01
Ending Shareholders' Equity Per Share (3/31/2014 and 3/31/2013, respectively)(3)	$24.49	$25.28
Shares Outstanding, end of period	25,441,750	20,403,723

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 9).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of March 31, 2014 and 2013, shareholders' equity per share would be $24.10 and $24.78, respectively.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
Total Return	3.56%	7.87%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP and OP Units: (1)

Three Month Period Ended March 31, 2014
Total Return	1.91%

(1)
Total return is calculated assuming all LTIP and OP Units had been converted into common shares at March 31, 2014. LTIP and OP Units outstanding at March 31, 2014 totaled 623,052 and represent 2.39% of total common shares and LTIP and OP Units outstanding as of that date.

Market Based Total Return for a Shareholder:
For the three month periods ended March 31, 2014 and 2013, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 8.44% and 16.90%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
Net Investment Income (2)(3)	9.07%	9.41%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.

(3)	Includes all items of income and expense on an annualized basis except for incentive fee expense which is included on a non-annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended March 31, 2014	Three Month Period Ended March 31, 2013
Operating expenses before incentive fee, interest expense, and other investment related expenses	(2.81)%	(2.81)%
Incentive fee	—%	(0.39)%
Interest expense and other investment related expenses	(1.97)%	(1.66)%
Total Expenses	(4.78)%	(4.86)%

(1)	Average equity is calculated using month end values.

(2)	Ratios are annualized except for the incentive fee which is not annualized.
14. Subsequent Events
On May 6, 2014, the Company's Board of Directors approved a dividend for the first quarter of 2014 in the amount of $0.77 per share payable on June 16, 2014 to shareholders of record as of May 30, 2014.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; the availability and costs of financing to fund our assets; changes in government regulations affecting our business; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, our consolidated operating partnership subsidiary (the "Operating Partnership"). As of March 31, 2014, we have an ownership interest of approximately 99.2% in the Operating Partnership. The interest of approximately 0.8% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through March 31, 2014, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that this will continue. However, while we believe opportunities in MBS remain plentiful, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing or non-performing. We purchased our first pool of non-performing residential loans in December 2013. We have been investing in small balance distressed commercial mortgage loans and collateralized loan obligations, or "CLOs." We have also expanded our activities in non-Agency RMBS to include investments in European non-dollar denominated securities. We believe that Ellington's proprietary research and analytics allows our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our non-Agency strategies, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2014, we financed our asset purchases almost exclusively through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities, and Equity as "Securitized debt." This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency assets, which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
In the latter part of the second quarter of 2013, we increased our level of cash holdings, both as a buffer against increased market volatility and so as to be able to take advantage of potential investment opportunities. For similar reasons, we have continued to maintain a higher level of cash holdings since that time.
As of March 31, 2014, outstanding borrowings under reverse repos and securitized debt were $1.2 billion and our debt-to-equity ratio was 1.87 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of March 31, 2014, approximately 73.8%, or $867.3 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, mortgage loans, and other ABS (which we refer to collectively as our non-Agency portfolio).
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
As of March 31, 2014, our diluted book value per share was $24.10 as compared to $23.99 as of December 31, 2013.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market include the following:

•
Federal Reserve and Monetary Policy—In January 2014, as it had previously announced, the U.S. Federal Reserve, or the "Federal Reserve," began reducing or "tapering" the pace of its asset purchases under its accommodative monetary policies. Thus far, taper announcements by the Federal Reserve have been in increments of $10 billion, with the monthly asset purchasing pace now standing at $45 billion per month, down from a pace of $85 billion per month in late 2013;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for January 2014 showed, consistent with recent months, that the pace of home price appreciation slowed; meanwhile the Freddie Mac survey 30-year mortgage rate ended the first quarter at 4.40% down slightly from 4.48% at December 31, 2013;

•
Non-Performing Residential Loan Market—Activity in the non-performing residential loan market moderated somewhat in the first quarter, but has begun to accelerate in the second quarter. Currently, the U.S. distressed residential market has an estimated $660 billion of supply, as inventories of seriously delinquent loans, loans in foreclosure, and real estate owned, or "REO," remain elevated;

•
Government Sponsored Enterprise, or "GSE," Developments—While several proposals have been put forth, no definitive legislation has yet been enacted to replace or eliminate the GSEs or materially revise their current roles in the U.S. mortgage market. GSE reform regained momentum in March 2014 following release of the Johnson-Crapo bill which would wind down Fannie Mae and Freddie Mac and replace them with a new agency that would guarantee RMBS only to the extent that the first 10% of losses were borne by private capital;

•
Bank Regulatory Capital—Recent proposed changes will increase regulatory capital requirements for the largest, most systemically significant U.S. banks and their holding companies; this could potentially alter these institutions' appetite for various risk-taking activities, and could ultimately affect the terms and availability of our reverse repo financing; and

•
Portfolio Overview, Liquidity, and Valuations—Non-Agency MBS continued to rally in the first quarter as investor appetite for yield and underlying strength in housing market data continued to provide support to valuations, while Agency RMBS also rallied in the first quarter, recovering much of their fourth quarter 2013 losses.

Federal Reserve and Monetary Policy
In each of December 2013, January 2014, March 2014, and April 2014, the Federal Reserve announced reductions in its purchases of Agency RMBS and U.S. Treasury securities under its monthly asset purchase program. Prior to these "taper" announcements, and since September 2012, the Federal Reserve had been purchasing long-dated U.S. Treasury securities and Agency RMBS assets at the pace of $85 billion per month, comprised of $45 billion of U.S. Treasury securities and $40 billion of Agency RMBS. Based on the four announcements, the combined monthly reduction in asset purchases amounts to $40 billion, split evenly between Agency RMBS and U.S. Treasury securities. The Federal Reserve continues to reinvest principal payments from these holdings into additional asset purchases. The decision to reduce the pace of monthly purchases to $45 billion was made by the Federal Reserve in light of its view that the broader economy has strengthened considerably. To the extent that labor market conditions continue to improve and inflation remains near desired levels, the Federal Reserve has noted that it will likely continue to reduce the pace of asset purchases in further measured steps at future meetings. Notwithstanding the improvements in the economy, the Federal Reserve continues to express concern that inflation persistently below its 2% objective could pose risks to economic performance.
In its April 2014 statement, in addition to announcing its intention to further reduce its monthly asset purchases, the Federal Open Market Committee, or "FOMC," reiterated its intention to maintain the target range for the federal funds rate at 0% to 0.25%. The FOMC is the monetary policymaking body of the Federal Reserve System. The FOMC also indicated that it continues to anticipate, based on its assessment of labor market conditions (including not only the unemployment rate, but also the labor force participation rate and other metrics), inflationary pressures and expectations, and other factors that it will likely maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends.
The asset purchase program and the maintenance of a low federal funds rate, among various other measures, were put into place by the Federal Reserve in response to the elevated level of U.S. unemployment and the slow pace of the economic recovery in the aftermath of the 2008 financial crisis. The stated goal of the Federal Reserve's actions, in implementing these policies, has been to maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.
Since the Federal Reserve's initial taper announcement in December 2013, long-term interest rates, have declined. As of March 31, 2014, the 10-year U.S. Treasury yield was 2.72% as compared to 3.03% as of December 31, 2013. Prices of Agency RMBS have also rallied. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, rose to 101.66 as of March 31, 2014, up from 99.34 as of December 31, 2013.
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

Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its March 2014 National Foreclosure Report:

	As of
Number of Units(1)	March 2014	March 2013
Seriously Delinquent Mortgages	1,857	2,424
Foreclosure Inventory	720	1,145
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
Another interesting development can be seen in monthly housing starts, as shown in the following table:

	March 2014	February 2014	March 2013
New Privately-Owned Housing Units Started(1)	946	920	1,005
(1) Shown in thousands of units.
Source: U.S. Census Bureau
In March 2014, U.S. housing starts rose 2.8% as compared to February 2014, to a seasonally adjusted annual rate of 946,000. This rise was below market expectations, even after adjusting for the severe weather in the Northeast and Midwest, and potentially points to an underlying weakness in the housing market that could persist despite improving weather. On a year-over-year basis, housing starts declined 5.9% from March 2013, the biggest year-over-year decline since April 2011. Rising mortgage rates and continuing tight mortgage loan underwriting standards are likely part of the cause of this weakness. So even though home prices have recovered meaningfully over the last few years, this recovery has not translated into growth in housing starts. This suggests that the recovery in home prices may have been driven more by the active purchase of foreclosure inventory by institutional investors, as opposed to by an increase in demand for traditional owner-occupied single-family housing. Along with the unusually cold winter weighing on home building, shortages of building lots and skilled labor as well as rising prices for materials may have also played a part in the decline in housing starts over the past year.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for January 2014 showed that, on average, home prices had increased from January 2013 by 13.5% for its 10-City Composite and by 13.2% for its 20-City Composite. Recently, the home price indices have flattened out, suggesting that the pace of home price appreciation in 2013 will likely not be repeated in 2014. Compared to December 2013, the 10-City Composite remained relatively unchanged, while the 20-City Composite declined 0.1%. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their late-2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of March 2014, the national inventory of foreclosed homes fell to 720,000 units, a 37% decline when compared to March 2013; this represented the twenty-ninth consecutive month with a year-over-year decline and the lowest level since November 2008. As a result, there are much fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
The Freddie Mac survey 30-year fixed mortgage rate ended the first quarter at 4.40%, an 8 basis point decline since year-end. The Refinance Index published by the Mortgage Bankers Association, or "MBA," rose approximately 5.8% over the first quarter on a seasonally adjusted basis, and similarly the MBA's Market Composite Index, a measure of mortgage application volume, rose 6% over the first quarter on a seasonally adjusted basis. These increases reversed the 2013 trend whereby both indices declined sharply. Still, the MBS market had anticipated a somewhat higher level of refinancing activity given the absolute low level of mortgage rates.
The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period from September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through March 2014, there has been a decoupling of these two time series. As the figure below shows, by March 2014 the MBA

Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 to September 2013. One possible explanation for this divergence is that because mortgage rates were so low for so long before finally increasing in mid-2013, many borrowers may now believe that they have missed the opportunity to refinance. It is a central question in the Agency RMBS market whether these subdued refinancing speeds will continue to persist, and if so, for how long.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index
(Application Volume)
3.0%
3.2%
3.4%
3.6%
3.8%
4.0%
4.2%
4.4%
4.6%
4.8%
Freddie Mac Survey
30-Year Fixed Mortgage Rate (Inverted)
09/2012
10/2012
11/2012
12/2012
01/2013
02/2013
03/2013
04/2013
05/2013
06/2013
07/2013
08/2013
09/2013
10/2013
11/2013
12/2013
01/2014
02/2014
03/2014
MBA Refinance Index
Freddie Mac Survey 30-Year Fixed Mortgage Rate

On May 2, 2014, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of April 2014 the U.S. unemployment rate fell to 6.3%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 288,000 during April, a level that is considered reflective of improving labor market conditions. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment do not represent a significant impediment to a continuing housing recovery.
The continued recovery of the housing market, while supported by still-historically-low mortgage rates and the momentum of improving home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination, and the uneven pace of the recovery of the U.S. economy.
Non-Performing Residential Loan Market
Non-performing loans, or "NPLs," are loans for which the payments are past due for at least 90 days. The U.S. distressed residential market currently has an estimated $660 billion worth of supply as inventories of seriously delinquent loans, foreclosures, and REO remain elevated by historical standards. The judicial foreclosure states (e.g., Florida, New York, and New Jersey), with their longer resolution timelines, continue to comprise an ever-growing percentage of the nationwide NPL inventory. As a result, owners of distressed residential NPLs will likely need to sell more NPLs into the market, as opposed to waiting for foreclosure completion and selling REOs into the market, if they want to maintain their recent disposition pace of distressed inventory. The largest holdings of residential NPLs reside with the Department of Housing and Urban Development, or "HUD," the Federal Housing Authority, or "FHA," U.S. banks, and the GSEs. HUD, which through its Distressed Asset Stabilization Program, or "DASP," sold over six times as many NPLs in 2013 as compared to 2012, is now the market's largest source of NPL supply, and is expected to continue its quarterly auctions for the foreseeable future. Previous U.S. Government programs have generally proven attractive for investors (e.g., FDIC sales, Maiden Lane portfolios, and Term Asset-Backed Securities Loan Facility, or "TALF," financing), and we expect DASP to perform similarly. U.S. banks have also been selling significant amounts of NPLs. Each of the large U.S. money center banks are now active NPL sellers, with some just recently having established a recurring, greatly increased, and significant presence. Strong home price appreciation has moved NPL market pricing closer to internal bank carrying values, leaving banks with better capacity and ability to execute and increase strategic sales of these harder to manage, expensive to carry, non-core assets. Additionally, financing for NPLs is broadly available to investors under increasingly improving terms, as several large banks are competing to lend against distressed residential mortgage loans via repo financing facilities.

We purchased our first residential NPL pool in the fourth quarter of 2013. The loans were acquired as part of the HUD DASP program. We paid approximately $24.1 million for the pool, which consisted of approximately 200 loans concentrated primarily in the western United States, with an aggregate unpaid principal balance of approximately $36.2 million. During the first quarter of 2014, the volume of sales of residential NPLs in the market was relatively modest as compared to the fourth quarter of 2013, and we did not purchase any new residential NPL pools. However, residential NPL activity has already begun to pick up in the second quarter, as tighter yield spreads are bringing out more sellers.
GSE Developments
On December 10, 2013, the U.S. Senate confirmed Mel Watt's nomination as the next Director of the Federal Housing Finance Agency, or "FHFA," and he took office on January 6, 2014. The first impact of his appointment came in late December, when it was announced that he intended to delay and re-evaluate the implementation of departing FHFA Director Ed DeMarco's initiative to raise guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac business. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loan against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs. The g-fee announcement hurt performance of near-the-money Agency coupons, such as 4.5% and 5.0% pools, as muted expectations of g-fee increases are suggestive of potentially faster prepayment speeds. Director Watt's confirmation has created a number of additional policy concerns in the Agency RMBS market, as he is perceived as likely to pursue policy agendas that will make the expansion of housing affordability a priority, potentially at the expense of Agency RMBS investors. For example, Watt is expected to seriously consider establishing some principal forgiveness programs for GSE-guaranteed loans; his predecessor Ed DeMarco was unwaveringly against principal forgiveness. If implemented, such principal forgiveness programs would likely start out by targeting the most at-risk borrowers, reducing default risk on high loan-to-value pools and pools concentrated in the most distressed geographies. In another departure from his predecessor, Watt is less likely to implement the loan-limit reductions for the GSEs that were proposed for comment by DeMarco in late 2013. Watt is also more likely to reduce loan-level price adjustments, or "LLPAs," and loosen other underwriting standards. Currently the GSEs apply various LLPAs to justify the cost of guaranteeing riskier loans. Lower LLPAs would make it easier for less creditworthy borrowers to obtain loans, whether for home purchases or for refinancings, thus helping promote Watt's likely agenda of assisting less creditworthy borrowers. The combination of the potential for increased prepayment speeds resulting from these potential policy changes, and a lack of clarity on specifically how FHFA policies might change, has cast uncertainty over the Agency RMBS markets.
To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. There have been several proposals offered by members of Congress, including the Corker-Warner bill which was introduced in June 2013, and the Johnson-Crapo bill, which was introduced in March 2014 and may come to a vote in the Senate’s Committee on Banking, Housing and Urban Affairs later this year.
The Johnson-Crapo bill would create a new regulator, the Federal Mortgage Insurance Corp., or "FMIC." The FMIC's backing for MBS would come in the form of a Mortgage Insurance Fund, which would be designed to protect investors' losses beyond a 10% first-loss position held by private investors. Private firms would be permitted to buy mortgages and pool them into MBS guaranteed by the FMIC only after putting up 10% in first-loss capital. Meanwhile, a new small lender mutual cooperative would aim to provide smaller lenders with access to the secondary mortgage market through a cash window and securitization services. The FMIC would supervise private-sector participants in the mortgage sector and provide additional means of support to the mortgage market during economic downturns. The FMIC would also be responsible for establishing securitization standards and underwriting requirements for any loans that are included in securities guaranteed by the FMIC.
Further, the Johnson-Crapo Bill details how regulators would wind-down Fannie Mae and Freddie Mac and begin the transition to the new housing finance system. The plan provides for the process to take place over a five year period, at the end of which the FMIC would be required to have met several benchmarks, including establishing a new securitization platform and approving a "sufficient number" of guarantors, aggregators, private mortgage insurers, and multifamily guarantors.
Passage of any GSE reform bill before the upcoming mid-term elections in November will be challenging. Ultimately, we believe that a reduced role for (or elimination of) the GSEs would present many opportunities for us and other private capital to fill the resulting void.
Bank Regulatory Capital Changes
Upcoming changes in banking regulations could impact MBS and ABS pricing, as well as the availability and cost of financing of MBS and ABS assets. The Federal Reserve's current implementation of the Basel III rules on bank Supplementary Leverage Ratios, or "SLRs," will significantly curtail the extent to which banks will be permitted to net certain repo and reverse repo agreements against each other when calculating their capital requirements. In addition, rules recently adopted by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency will require the largest U.S. bank holding companies to hold capital equal to 5% of total assets, thus going beyond the 3% minimum set by Basel III rules. As a consequence, in an effort to maximize return on equity, banks may be incentivized to reduce their repo financing operations, especially for lower-profit-margin financings such as those involving U.S. Treasury securities and Agency RMBS. In addition, full implementation of Basel III regulations, in particular the carve-out rules related to accumulated other comprehensive income, or "AOCI," are likely to reduce bank demand for assets with higher duration, and as a result could hurt the liquidity of the tradable MBS market. Under the AOCI carve-out rules, banks with more than $250 billion in assets will be required to include mark-to-market gains and losses on available-for-sale, or "AFS," securities when calculating their Tier 1 capital. This incentivizes banks to classify Agency RMBS as held-to-maturity, or "HTM," and other illiquid assets, effectively locking more bank-held Agency RMBS out of the tradable market, and thus reducing market liquidity. In addition, banks will likely want to reduce the risk of their AFS securities holdings, which will incentivize them to hold lower duration assets such as 15-year Agency RMBS. While our access to repo financing has not been adversely affected to date, it is still possible that certain of our lending institutions could, in the future, decide to curtail their repo lending activities in response to these developments, particularly in connection with repo financing on Agency RMBS. However, it is also possible that these changes will create opportunities for smaller banks and/or non-bank lenders to enter the repo financing market, and in fact we continue to see smaller broker-dealers becoming more active in the Agency pool repo financing market.
Portfolio Overview, Liquidity, and Valuations
Non-Agency RMBS rallied in the first quarter, benefiting from the market perception of less uncertainty around future actions of the Federal Reserve with respect to its asset purchase program. Non-Agency RMBS assets also continued to benefit from the ongoing recovery in the U.S. housing market. While national home prices have taken a pause recently from the steady increases seen since early 2012, the number of mortgage delinquencies and the size of foreclosure inventory continued to decline in the early months of 2014. Meanwhile investor appetite for fixed income assets, especially higher yielding assets, has increased; bond funds experienced net inflows in the first quarter of 2014, in contrast to the outflows they experienced in the latter half of 2013. In our view, certain non-Agency MBS sectors may now have limited remaining upside potential, and as a result we sold some of our non-Agency holdings in the first quarter, thereby monetizing gains. While during the quarter we continued to find attractive investment opportunities in many non-Agency MBS sectors, particularly certain more seasoned sectors, we reduced the overall size of our non-Agency portfolio relative to December 31, 2013. As of March 31, 2014, the value of the Company's non-Agency portfolio was $637.8 million, as compared to $699.8 million as of December 31, 2013, representing a decline of 8.9%. As credit yield spreads have tightened, careful asset selection has become increasingly important. In addition, we believe that the non-Agency MBS market remains vulnerable to a resumption of increases in long-term interest rates, and we aim to be ready and able to take advantage should selling pressures resume as a result.
CMBS continued to perform well in the first quarter of 2014, with new issuance volume similar to that of the first quarter of 2013. We expect that new issuance will pick up as the year progresses. We continued to find attractive opportunities both in "legacy" CMBS (i.e., CMBS issued before the 2008 financial crisis) and in the new issue market. Within the new issue market, we have continued to be active in purchasing "B-pieces," which are the most subordinated (and therefore highest yielding and riskiest) tranches of CMBS. We began investing in CMBS B-pieces in 2013 and believe these investments are attractive complements to our other CMBS holdings, which tend to be lower yielding, but can be traded more actively. As of March 31, 2014, our investment in CMBS and commercial mortgage loans, excluding distressed small balance commercial loans, was $37.6 million, as compared to $38.0 million as of December 31, 2013.
We doubled our holdings of distressed small balance commercial loans in the first quarter, with total distressed small balance commercial loans increasing to twelve loans with a value of $39.0 million as of March 31, 2014, up from five loans with a value of $18.9 million as of December 31, 2013. Activity within the distressed small balance commercial mortgage loan sector of our portfolio can fluctuate from period to period based on the opportunities in that sector. We also increased our investments in European non-dollar denominated RMBS during the first quarter. As of March 31, 2014, our total holdings of European non-dollar denominated RMBS totaled $26.1 million and include RMBS denominated in British pounds as well as in euros, and mezzanine as well as senior tranches. We began purchasing European non-dollar denominated RMBS in late 2013. While we did not purchase any new residential NPL pools during the first quarter, we expect to increase our investment activity in this sector over the remainder of 2014. Finally, we have continued to opportunistically acquire and trade CLOs, especially legacy CLOs. As of March 31, 2014, our aggregate debt and equity CLO investments totaled $47.5 million and comprised 7.4% of our non-Agency portfolio.
Active portfolio trading remained a key driver of our non-Agency results in the first quarter. Our non-Agency portfolio turnover during the first quarter, as measured by sales, excluding principal paydowns, was 34%. We actively trade our portfolio not only for the generation of total return, but also to enhance portfolio composition.
For several years, including the three month period ended March 31, 2014, we have been taking long and short positions in publicly traded equities, especially property REITs and mortgage REITs. These positions have ranged from pure hedging positions (short positions against long non-Agency investments and discussed below), to long/short relative value trades, to outright long or short investment positions. Our equity holdings can be in the form of equities or total return swaps on equities. While we expect these kinds of positions to continue to represent a relatively minor portion of our deployed capital, we believe that these strategies further diversify and complement our revenues.
During the first quarter of 2014, we continued to hedge our non-Agency portfolio against credit-related risks, primarily using hedging instruments that we believe will provide greater protection in the event of a macro-economic downturn. These hedging instruments include, among others, short positions (through credit default swaps, or "CDS,") on corporate bond indices, and short positions (through total return swaps) in certain publicly traded REITs. Over the first quarter, we reduced our short position in CDS on corporate bond indices and total return swaps. This decrease was principally related to the decline in the size of our non-Agency portfolio as we sold assets into the rally. During the fourth quarter of 2013, corporate credit had generally outperformed structured credit products, including non-Agency MBS, and in anticipation of a reversal of this trend, we had actually increased our corporate credit hedge position towards the end of the fourth quarter. During the first quarter, this trend did in fact reverse, thereby resulting in net realized gains as we unwound a portion of our net short corporate credit hedge positions.
Agency RMBS rallied in the first quarter, recovering much of their losses from the fourth quarter 2013. Our Agency RMBS are principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special prepayment characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other prepayment characteristics. Specified pools, which were particularly hard hit in 2013 as interest rates rose and the perceived value of their prepayment protection declined, kept pace with the bond market rally in the first quarter of 2014. Despite the drop in interest rates, our Agency interest-only securities also performed well during the quarter, as prepayments remained subdued.
As discussed above in "—Federal Reserve and Monetary Policy," the Federal Reserve has continued to taper its monthly bond purchases on a steady and measured pace, and it is expected that by late 2014 the Federal Reserve's net monthly purchases of Agency RMBS will come to an end. During the first quarter, the modest reduction in the purchase activity of the Federal Reserve was easily absorbed by other market participants. Many of these market participants, such as insurance companies and pension funds, had pulled back from the Agency RMBS market in 2013, but have since re-entered the market. The reduction in asset purchases by the Federal Reserve, coupled with the potential for an increase in new mortgage production in response to the recent drop in interest rates, is likely to cause the market dominance of the Federal Reserve to wane in the coming months.
During the first quarter, our Agency purchasing activity continued to be mainly focused on higher coupon specified pools. While pay-ups (price premiums for specified pools relative to their generic pool "TBA" counterparts) increased during the first quarter, they are still well below their previous highs. Despite current low prepayment levels, we believe that certain sectors of the Agency pool market are still susceptible to prepayments, thereby making it attractive to buy pools with prepayment protection in those sectors. We are also finding attractive opportunities in seasoned specified pools, which have shorter remaining weighted average maturities relative to TBAs, and therefore can be hedged with a shorter, lower cost basket of interest rate hedges. Given the current steepness of the yield curve, even relatively small amounts of seasoning can translate into significantly lower hedging costs.
Over the course of the first quarter and consistent with our strategy, we continued to hedge against the risk of rising interest rates, primarily with interest rate swaps and TBAs. As long-term interest rates declined during the quarter, our interest rate hedges generated net losses, thereby partially reducing the impact of increasing asset prices. While some degree of market uncertainty has been reduced now that the Federal Reserve has actually begun to taper its monthly asset purchases, the risk of higher volatility in the Agency RMBS market remains. This reinforces the importance of our ability to hedge our risks using a variety of tools, including TBAs. Active trading of both assets and hedges has been, and continues to be, a key element of our Agency RMBS strategy.
Notwithstanding the significant volatility in the fixed income markets in 2013 and the pending changes to regulatory capital requirements for banks, discussed above in "—Bank Regulatory Capital Changes," repo financing has remained readily available for both Agency RMBS and non-Agency MBS. In fact, dealers have actually increased their appetite for providing repo for both Agency and non-Agency MBS. As a result of this increased competition, our weighted average repo borrowing costs declined for the three month period ended March 31, 2014 as compared to the three month period ended December 31, 2013, with our non-Agency repo borrowing costs declining by 7 basis points to 1.94%, and with our Agency repo borrowing costs declining by 3 basis points to 0.38%. Our haircuts on our repo borrowings have also modestly declined. As of March 31, 2014, our outstanding reverse repos were with 14 different counterparties.

Outlook
While we believe that credit spreads may be vulnerable to possible increases in long-term interest rates, we remain generally positive in our outlook for non-Agency MBS, both on fundamental and technical grounds. On the fundamental side, notwithstanding the recent pause in monthly home price appreciation, we expect that home prices will continue to appreciate in 2014, although not at the double-digit pace of 2013. Since home prices continue to serve as one of the most important determinants of future cash flows in distressed non-Agency RMBS, we believe that future home price appreciation will continue to provide significant support for the price and credit performance of non-Agency RMBS. On the technical side, greater clarity around future actions of the Federal Reserve and investor appetite for yield should help fuel demand for non-Agency MBS.
Over the remainder of 2014, we expect to increase our investment activity in non-performing residential loans. Market activity in residential NPLs has already begun to pick up in the second quarter, as tighter yield spreads are bringing out more sellers. Two large banks are in the process of selling residential NPL pools totaling approximately $2 billion in unpaid principal balance. HUD is also expected to bring its first 2014 NPL offering to market during the second quarter. This is anticipated to be HUD's largest offering yet, exceeding the roughly $5 billion sold in the fourth quarter of 2013. Additionally, there has been increased residential NPL securitization activity in the first quarter of 2014, with approximately $4 billion in NPLs securitized in four transactions.
We also expect to continue to be active in distressed European non-dollar denominated RMBS, which represent a large portion of European bank holdings. We expect that the volume of distressed asset sales from European banks will increase significantly in 2014, as regulators continue to pressure these banks to strengthen their balance sheets. In addition, we also continue to believe that the environment for opportunistic CMBS investing remains favorable, both in the active new issue market and in the secondary market. We also expect to continue to opportunistically purchase attractively priced securities in other sectors, such as CLOs and distressed commercial whole loans.
As discussed above in "—Trends and Recent Market Developments," Agency RMBS performed well during the first quarter. After nearly six months of anticipation about the logistics and consequences of an eventual Federal Reserve taper of its asset purchases, the fallout from the actual taper ended up being quite modest. Over the course of the first quarter, Agency RMBS prices relative to interest rate swaps were supported by three important forces:

1.
Interest rate volatility dropped during the quarter, both on an actual basis (interest rates were relatively range-bound) and on an implied basis (as measured by option prices); most Agency RMBS, with their high coupons, risk of extension in rising interest rate environments, and risk of prepayment in declining interest rate environments, benefit from lower volatility;

2.	Prepayments were very low, supporting performance and valuations of premium RMBS;

3.	Given the still-low absolute levels of mortgage rates, net new origination of Agency mortgages was surprisingly low, thus reducing supply pressures.
In the near term, we believe that the combined effects of continued Federal Reserve tapering and a seasonal rise in mortgage production may put pressure on valuations of Agency RMBS. We also think it is unlikely that interest rate volatility will remain as subdued as it was in the first quarter. While both of these factors may weigh on the performance of Agency RMBS relative to U.S. Treasury securities, we believe that each of these factors should weigh more heavily on TBAs as compared to specified pools, so they should actually support specified pool pay-ups. As the Federal Reserve continues to taper its Agency RMBS purchases, which are concentrated in purchases of TBAs, specified pools should outperform TBAs. Additionally, an increase in volatility should support specified pools relative to TBAs, as specified pool cash flows are somewhat less sensitive to changes in interest rates.
We expect that we will continue to find opportunities to acquire specified pools at attractive prices. We continue to target pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, our proprietary prepayment models, and our extensive databases remain essential tools in our implementation of this strategy. Notwithstanding the opportunities that volatility may create to buy and sell assets, the presence of volatility also underscores the importance of our flexibility in hedging our risks using a variety of tools, including TBAs, as we adapt to changing market conditions. We also believe that our active trading style, coupled with our ability to dynamically alter the mix of TBAs and interest rate derivatives that we use to hedge interest rate risk, is of great benefit to our Agency RMBS strategy.
We also believe that as the Federal Reserve gradually reduces its dominance of the Agency RMBS market over time, we will be presented with a variety of additional opportunities.

Critical Accounting Policies
Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for investment companies. In June 2007, the AICPA issued Amendments to ASC 946-10 ("ASC 946-10"), Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. ASC 946-10 was effective for fiscal years beginning on or after December 15, 2007 with earlier application encouraged. After we adopted ASC 946-10, the FASB issued guidance which effectively delayed indefinitely the effective date of ASC 946-10. However, this additional guidance explicitly permitted entities that early adopted ASC 946-10 before December 31, 2007 to continue to apply the provisions of ASC 946-10. We have elected to continue to apply the provisions of ASC 946-10. ASC 946-10 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies, or the "Guide." The Guide provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company, of an investment company or of an equity method investor in an investment company. Effective August 17, 2007, we adopted ASC 946-10 and follow its provisions which, among other things, requires that investments be reported at fair value in the financial statements. Although we conduct our operations so that we are not required to register as an investment company under the Investment Company Act, for financial reporting purposes, we have elected to continue to apply the provisions of ASC 946-10.
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that began after December 15, 2013, with retrospective application; earlier application is prohibited. We have determined that we still meet the definition of an investment company under ASC 946 and, as a result, the presentation of our financial statements will not change upon the effective date of this ASU.
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

Financial Condition
The following table summarizes our investment portfolio as of March 31, 2014 and December 31, 2013. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2014					December 31, 2013
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS and Residential Mortgage Loans	$767,960	$509,668	$66.37	$468,771	$61.04	$885,145	$600,835	$67.88	$546,616	$61.75
Non-Agency CMBS and Commercial Mortgage Loans	131,412	76,649	58.33	75,080	57.13	97,332	56,880	58.44	56,366	57.91
Other ABS	47,259	45,478	96.23	45,656	96.61	38,422	36,287	94.44	36,786	95.74
Total Non-Agency MBS, Mortgage loans, and, Other ABS	946,631	631,795	66.74	589,507	62.27	1,020,899	694,002	67.98	639,768	62.67
Agency RMBS:
Floating	30,142	32,073	106.41	31,838	105.63	28,746	30,618	106.51	30,274	105.31
Fixed	755,401	794,498	105.18	796,013	105.38	778,295	801,060	102.92	813,677	104.55
Reverse Mortgages	54,605	59,765	109.45	60,459	110.72	56,154	61,308	109.18	62,708	111.67
Total Agency RMBS	840,148	886,336	105.50	888,310	105.73	863,195	892,986	103.45	906,659	105.03
Total Non-Agency and Agency MBS, Mortgage loans, and Other ABS	$1,786,779	$1,518,131	$84.96	$1,477,817	$82.71	$1,884,094	$1,586,988	$84.23	$1,546,427	$82.08
Agency Interest Only RMBS	n/a	$41,375	n/a	$39,946	n/a	n/a	$40,504	n/a	$39,826	n/a
Non-Agency Interest Only and Principal Only MBS and Other(2)	n/a	$5,962	n/a	$5,313	n/a	n/a	$5,782	n/a	$5,313	n/a
TBAs:
Long	$197,320	$190,446	$96.52	$190,012	$96.30	$101,150	$96,856	$95.76	$96,691	$95.59
Short	(751,627)	(782,747)	104.14	(784,191)	104.33	(784,888)	(811,957)	103.45	(813,757)	103.68
Net Short TBAs	$(554,307)	$(592,301)	$106.85	$(594,179)	$107.19	$(683,738)	$(715,101)	$104.59	$(717,066)	$104.87
Short U.S. Treasury Securities	$(5,000)	$(4,920)	$98.40	$(4,976)	$99.52	$(20,000)	$(19,607)	$98.03	$(19,899)	$99.49
Short European Sovereign Bond	$(22,208)	$(24,195)	$ 108.95	$(23,481)	$ 105.73	$(7,337)	$(7,681)	$ 104.68	$(7,633)	$ 104.04
Repurchase Agreements	$29,875	$29,875	$100.00	$29,872	$99.99	$27,962	$27,962	$100.00	$27,943	$99.93
Short Common Stock	n/a	$(6,903)	n/a	$(7,004)	n/a	n/a	$(6,369)	n/a	$(6,313)	n/a
Real Estate Owned	n/a	$97	n/a	$101	n/a	n/a	$—	n/a	$—	n/a
Total Net Investments		$967,121		$923,409			$912,478		$868,598

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Includes equity tranches and similar securities.

The following table summarizes our financial derivatives portfolio as of March 31, 2014 and December 31, 2013. For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2014		December 31, 2013
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices(1)	$30,793	$(7,023)	$46,072	$(11,805)
Short CDS on RMBS and CMBS Indices(2)	(82,134)	5,025	(72,422)	4,876
Short CDS on Individual RMBS(2)	(24,734)	14,824	(26,426)	16,296
Net Mortgage-Related Derivatives	(76,075)	12,826	(52,776)	9,367
Long CDS on Corporate Bond Indices	102,314	17,963	74,425	13,226
Short CDS on Corporate Bond Indices	(245,050)	(14,771)	(337,815)	(23,902)
Purchased Options on CDS on Corporate Bond Indices(3)	22,588	86	22,588	190
Long Total Return Swaps on Corporate Equities (4)	30,721	1	51,018	4
Short Total Return Swaps on Corporate Equities (4)	(12,229)	(17)	(10,397)	(67)
Interest Rate Derivatives:
Long Interest Rate Swaps (5)	629,350	3,407	387,700	(879)
Short Interest Rate Swaps (6)	(1,148,741)	8,534	(1,164,400)	19,368
Long U.S. Treasury Note Futures (7)	82,100	(94)	227,200	(2,370)
Short Eurodollar Futures (8)	(732,000)	17	(14,000)	(3)
Short U.S. Treasury Note Futures (9)	(500)	—	—	—
Purchased Swaptions(10)	10,300	(328)	15,000	61
Written Swaptions(11)	(21,600)	307	(4,000)	(84)
Total Net Interest Rate Derivatives		11,843		16,093
Other Derivatives:
Short Foreign Currency Forwards(12)	(27,869)	125	(6,575)	(38)
Total Net Derivatives		$28,056		$14,873

(1)	Long mortgage-related derivatives represent transactions where we sold credit protection to a counterparty.

(2)	Short mortgage-related derivatives represent transactions where we purchased credit protection from a counterparty.

(3)	Represents the option on the part of the Company to enter into a CDS on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(4)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(5)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(6)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(7)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of March 31, 2014 and December 31, 2013, a total of 608 and 1,847 contracts were held, respectively.

(8)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(9)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of March 31, 2014 a total of 5 contracts were held.

(10)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(11)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(12)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.
As of March 31, 2014, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.9 billion as compared to $3.0 billion as of December 31, 2013. Total liabilities as of both March 31, 2014 and December 31, 2013 were $2.3 billion. Our portfolios of investments and financial derivatives included in total assets were $1.8 billion as of both March 31, 2014 and December 31, 2013, respectively, while our investments sold short and financial derivatives included in total liabilities were $848.3 million and $890.4 million as of March 31, 2014 and December 31, 2013, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2014, we had a net short TBA position of $592.3 million as compared to $715.1 million as of December 31, 2013.

TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of March 31, 2014, total assets included $190.4 million of TBAs as well as $784.3 million of a receivable for securities sold relating to unsettled TBA sales. As of December 31, 2013, total assets included $96.9 million of TBAs as well as $813.9 million of a receivable for securities sold relating to unsettled TBA sales. As of March 31, 2014, total liabilities included $782.7 million of TBAs sold short as well as $190.3 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2013, total liabilities included $812.0 million of TBAs sold short as well as $96.8 million of a payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
For a more detailed discussion of our investment portfolio, see "—Trends and Recent Market Developments—Portfolio Overview, Liquidity, and Valuation," and "—Outlook" above.
As of March 31, 2014, our holdings of net short mortgage-related derivatives increased as compared to December 31, 2013. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our short CDS contracts on individual RMBS declined to $24.7 million as of March 31, 2014 from $26.4 million as of December 31, 2013. As there is no longer an active market for CDS on individual RMBS, our portfolio continues to run off.
As of March 31, 2014, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $51.3 million as compared to $26.4 million as of December 31, 2013. Over the same period, we decreased our net short position in CDS on corporate bond indices. As of March 31, 2014, our net short CDS on corporate bond indices decreased to a notional amount of $142.7 million from $263.4 million as of December 31, 2013. In addition, as of the end of both periods, we held an option to enter into a short CDS on a corporate bond index. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
As of March 31, 2014 and December 31, 2013, we held short and long positions in corporate equities. Our short positions were held either directly or through total return swaps, while our long positions were all held through total return swaps. Our short and long positions in corporate equities currently reference publicly traded REITs, and can serve either as portfolio hedges or as relative value opportunities.
We use a variety of instruments to hedge interest rate risk in our portfolio, including non-derivative instruments such as TBAs and U.S. Treasury securities, and derivative instruments such as interest rate swaps, Eurodollar and U.S. Treasury futures, and options on the foregoing. The mix of instruments that we use to hedge interest rate risk may change materially from one quarter to the next. As of March 31, 2014, the net notional value of our net short interest rate swaps decreased to $519.4 million from $776.7 million as of December 31, 2013. Including net short TBAs and U.S. Treasury securities, in the aggregate and based on notional value, our total interest rate hedges were $1.7 billion as of March 31, 2014 as compared to $1.3 billion as of December 31, 2013. We have also entered into foreign currency forward contracts in order to hedge risks associated with foreign currency fluctuations.
We have entered into reverse repos to finance some of our assets. As of each of March 31, 2014 and December 31, 2013, indebtedness outstanding on our reverse repos was approximately $1.2 billion. As of March 31, 2014, we had total Agency RMBS financed with reverse repos of $915.6 million as compared to $881.4 million as of December 31, 2013. As of March 31, 2014, we had total non-Agency assets financed with reverse repos of $450.0 million as compared to $576.0 million as of December 31, 2013. Outstanding indebtedness under reverse repos for Agency RMBS as of March 31, 2014 and December 31, 2013 was $867.3 million and $842.3 million, respectively, while outstanding indebtedness under reverse repos for our non-Agency portfolio as of March 31, 2014 and December 31, 2013 was $308.6 million and $393.9 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. As of March 31, 2014, our debt-to-equity ratio was 1.87 to one and as of December 31, 2013, our debt-to-equity ratio was 1.98 to one. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of March 31, 2014 and December 31, 2013, our derivative and TBA counterparties posted an aggregate value of approximately $30.7 million and $19.8 million of collateral with us, respectively as of each date. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the three month period ended March 31, 2014, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $6.2 billion as compared to $4.1 billion for the three month period ended March 31, 2013. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of March 31, 2014, our equity increased by approximately $4.0 million to $630.1 million from $626.0 million as of December 31, 2013. This increase principally consisted of a net increase in equity resulting from operations for the three months ended March 31, 2014 of approximately $22.8 million, an increase related to the contribution from our non-controlling interests of approximately $1.0 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payment of approximately $0.3 million offset by a decrease for dividends paid of approximately $20.1 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interest of a joint venture partner, was $623.0 million as of March 31, 2014.
As of December 31, 2013, our equity increased by approximately $119.7 million to $626.0 million from $506.4 million as of December 31, 2012. This increase principally consisted of net proceeds from our May 2013 secondary share offering of approximately $125.3 million, a net increase in equity resulting from operations for the year ended December 31, 2013 of approximately $79.4 million, an increase related to the contribution from our non-controlling interests of approximately $5.9 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payments of approximately $1.4 million, offset by a decrease for dividends paid of approximately $92.1 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interest of a joint venture partner, was $620.4 million as of December 31, 2013.

Results of Operations for the Three Month Periods Ended March 31, 2014 and 2013
The table below represents the net increase in equity resulting from operations for the three month periods ended March 31, 2014 and 2013.

	Three Month Period Ended March 31,
(In thousands except per share amounts)	2014	2013
Interest income	$21,496	$18,382
Expenses:
Base management fee	2,364	1,967
Incentive fee	—	2,055
Interest expense	2,627	2,142
Other investment related expenses	430	—
Other operating expenses	1,994	1,649
Total expenses	7,415	7,813
Net investment income	14,081	10,569
Net realized and change in unrealized gain (loss) on investments	9,696	36,836
Net realized and change in unrealized gain (loss) on financial derivatives	(1,221)	(6,659)
Foreign currency gain (loss)	282	—
Net increase in equity resulting from operations	22,838	40,746
Less: Net increase in equity resulting from operations attributable to non-controlling interests	203	411
Net increase in shareholders' equity resulting from operations	$22,635	$40,335
Net increase in shareholders' equity resulting from operations per share	$0.88	$1.94
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the three months ended March 31, 2014 and 2013 was $22.6 million and $40.3 million, respectively. The decrease in our net income period over period was primarily driven by a decline in net realized and unrealized gains on our investments, partially offset by an increase in our net investment income. In the three months ended March 31, 2014, we also had a smaller net realized and unrealized loss on our derivatives relative to the comparable period of 2013. Total return based on changes in "net asset value" or "book value" for our common shares was 3.56% for the three months ended March 31, 2014 as compared to 7.87% for the three months ended March 31, 2013. Average equity for the three months ended March 31, 2014 was $627.8 million as compared to $522.2 million for the comparable period of 2013. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $14.1 million for the three months ended March 31, 2014 as compared to $10.6 million for the three months ended March 31, 2013. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income as well as lower incentive fees for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013.
Interest Income
Interest income was $21.5 million for the three month period ended March 31, 2014 as compared to $18.4 million for the three month period ended March 31, 2013. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from both our non-Agency and Agency portfolios increased, mainly in connection with the increase in size of each portfolio. Additionally, our Agency portfolio has benefited from higher yielding assets relative to one year ago, as purchase yields have increased substantially. Each period included a benefit associated with declines in prepayments, thereby positively impacting yields on held securities as well. For the three month period ended March 31, 2014, interest income from our non-Agency portfolio was $13.5 million while for the three month period ended March 31, 2013, interest income was $12.1 million. For the three month period ended March 31, 2014, interest income from our Agency RMBS was $7.9 million while for the three month period ended March 31, 2013, interest income was $6.3 million. For the three month period ended March 31, 2014, interest income from our Agency RMBS included the positive impact of a $0.2 million adjustment to premium amortization, which in turn was caused by declines in prepayments brought on by higher interest rates. This adjustment for the comparable period of 2013 was $0.6 million.
The following table details our interest income, average holdings, and average yields based on amortized cost for the three month periods ended March 31, 2014 and 2013:

	Non-Agency(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended March 31, 2014	$13,516	$585,338	9.24%	$7,947	$923,043	3.44%	$21,463	$1,508,381	5.69%
Three month period ended March 31, 2013	$12,118	$514,385	9.42%	$6,262	$833,162	3.01%	$18,380	$1,347,547	5.46%

(1)	Amounts exclude non-performing loans, for which interest income is not generally accrued.
Base Management Fees
For the three month periods ended March 31, 2014 and 2013, base management fee incurred, which is based on total equity at the end of each quarter, was $2.4 million and $2.0 million, respectively. The increase in the base management fee was due to our larger capital base following our May 2013 public offering wherein we raised net proceeds of $125.3 million.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.2 billion and $979.7 million for the three month periods ended March 31, 2014 and 2013, respectively. The increase in average borrowed funds under reverse repos was driven mainly by our financing of larger non-Agency and Agency portfolios. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, increased to $2.6 million for the three month period ended March 31, 2014 as compared to $2.1 million for the three month period ended March 31, 2013. Our total average borrowing cost under our reverse repos was 0.84% for the three month period ended March 31, 2014 as compared to 0.80% for the three month period ended March 31, 2013. For the three month period ended March 31, 2014, 29.4% of our average borrowings under reverse repos were related to our non-Agency portfolio. For the three month period ended March 31, 2013, 23.9% of our average borrowings were related to our non-Agency portfolio.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the years ended March 31, 2014 and 2013.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2014	$824,216	$776	0.38%	0.16%	0.33%
For the three month period ended March 31, 2013	$745,987	$779	0.42%	0.20%	0.47%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2014	$343,308	$1,639	1.94%	0.16%	0.33%
For the three month period ended March 31, 2013	$233,725	$1,164	2.02%	0.20%	0.47%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2014	$1,167,524	$2,415	0.84%	0.16%	0.33%
For the three month period ended March 31, 2013	$979,712	$1,943	0.80%	0.20%	0.47%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.38% and 1.11% for the three month periods ended March 31, 2014 and 2013, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.31% and 4.35% for the three month periods ended March 31, 2014 and 2013, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, and in proportion to the extent that, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three month period ended March 31, 2014, since, on a rolling four quarter basis, our income did not exceed the prescribed hurdle. Incentive fee incurred for the three month period ended March 31, 2013 was $2.1 million. The return hurdle for each calculation period was based on a 9% annual rate. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, disposition fees paid to a joint venture partner upon the sale/resolution of certain distressed mortgage loans, as well as various other expenses and fees directly related to our financial assets. For the three month period ended March 31, 2014 other investment related expenses were $0.4 million.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended March 31, 2014 were $2.0 million as compared to $1.6 million for the three month period ended March 31, 2013. The increase in our other operating expenses was primarily related to increased professional fees, compensation expense, and third-party administration expenses. Third-party administration expenses are generally a function of the size of our capital base.
Net Realized and Unrealized Gains on Investments
During the three month period ended March 31, 2014, we had net realized and unrealized gains on investments of $9.7 million as compared to net realized and unrealized gains of $36.8 million for the three month period ended March 31, 2013. Net realized and unrealized gains on investments of $9.7 million for the three month period ended March 31, 2014 resulted principally from net realized and unrealized gains on both our non-Agency and Agency RMBS portfolios, as well as non-Agency CMBS and CLOs, partially offset by net realized and unrealized losses on our net short TBAs, government debt including U.S. Treasury securities, commercial mortgage loans, and residential mortgage loans. Our TBAs and U.S. Treasury securities were held on a net short basis and were used primarily to hedge interest rate and/or prepayment risk with respect to our Agency RMBS and other investment holdings. For the three month period ended March 31, 2014 net gains on our non-Agency and Agency MBS portfolios, and CLOs were $20.8 million, while net losses on our net short TBAs, government debt including U.S. Treasury securities, commercial mortgage loans, and residential mortgage loans were $11.0 million. During the three month period ended March 31, 2014, non-Agency RMBS and CMBS continued to rally, as they had for most of 2013. Each benefited from the market perception of less uncertainty around future actions of the Federal Reserve with respect to its asset purchase program. Further, in 2013, most bond funds experienced net outflows as interest rates rose; thus far, in 2014, that trend has reversed, and, as a result, investor appetite for fixed income assets, especially higher yielding fixed income assets, has increased. Non-Agency RMBS assets have also benefited from the ongoing recovery in the U.S. housing market. In response to the rally in non-Agency MBS, we actively traded the portfolio, thereby monetizing gains. Within our Agency RMBS portfolio, while we incurred net realized losses on assets sold, the value of our assets purchased and held increased, thereby resulting in net unrealized gains. After the December 2013 taper announcement by the Federal Reserve, Agency RMBS rallied, thereby reversing the negative trend of the second half of 2013. As of March 31, 2014, the rate on the benchmark 10-year U.S. Treasury was 2.72% as compared to 3.03% as of December 31, 2013.
Net realized and unrealized gains on investments of $36.8 million for the three month period ended March 31, 2013 resulted principally from net realized and unrealized gains on our non-Agency MBS, commercial mortgage loans, and TBAs, partially offset by net realized and unrealized losses on our Agency RMBS, CLOs, and U.S. Treasury securities.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the three month period ended March 31, 2014, we had net realized and unrealized losses on our financial derivatives of $1.2 million as compared to net realized and unrealized losses of $6.7 million for the three month period ended March 31, 2013. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Because we began purchasing European non-dollar denominated RMBS in late 2013, we also transact in foreign exchange derivatives such as forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, and to a lesser extent short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. We also use total return swaps to take synthetic long or short positions in certain mortgage- or real estate-related corporate entities. Net realized and unrealized losses of $1.2 million on our financial derivatives for the three month period ended March 31, 2014 resulted primarily from net losses of $9.3 million related to our interest rate hedges other than futures, as interest rates declined during the quarter, partially offset by net realized and unrealized gains of $8.1 million related to our net short positions on CDS on corporate bond indices, our net long positions on total return swaps, and our net short position in futures. Our net long total return swaps on equities of mortgage- and real estate-related corporate entities were the primary contributor of our net gains during the quarter. The benchmark 5-year swap rate ended the period essentially where it began at approximately 1.8%, but it ranged lower over the course of most of the period, falling as low as 1.56%.
Net realized and unrealized losses on our financial derivatives of $6.7 million for the three month period ended March 31, 2013 resulted principally from net realized and unrealized losses from our CDS on corporate bond indices, CDS on RMBS and CMBS indices, and CDS on individual RMBS, partially offset by net realized and unrealized gains on our interest rate swaps.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Three Month Period Ended March 31, 2014	$1,167,524	$1,175,907
Three Month Period Ended March 31, 2013	$979,712	$965,272

The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	As of March 31, 2014
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$339,211	28.8%
31 - 60 Days	353,914	30.1%
61 - 90 Days	331,512	28.2%
91 - 120 Days	21,484	1.8%
121 - 150 Days	8,664	0.8%
151 - 180 Days	121,122	10.3%
	$1,175,907	100.0%
Reverse repos involving underlying investments that we sold prior to March 31, 2014, for settlement following March 31, 2014, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to March 31, 2014 for which delivery of the borrowed funds is not scheduled until after March 31, 2014.
Our reverse repo agreements are subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2014, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 31.4% with respect to non-Agency assets, 5.5% with respect to Agency RMBS assets and 14.0% overall. As of December 31, 2013 these respective weighted average contractual haircuts were 31.5%, 5.8%, and 16.0%.
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
As of both March 31, 2014 and December 31, 2013, we had $1.2 billion of borrowings outstanding under our reverse repos. As of March 31, 2014, the remaining terms on our reverse repos ranged from 2 to 180 days, with an average remaining term of 59 days. As of December 31, 2013, the remaining terms on our reverse repos ranged from 2 to 180 days, with an average remaining term of 56 days. Our reverse repo borrowings were with a total of fourteen counterparties as of both March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, our reverse repos had a weighted average borrowing rate of 0.76% and 0.90%, respectively. As of March 31, 2014, our reverse repos had interest rates ranging from 0.30% to 2.24%. As of December 31, 2013, our reverse repos had interest rates ranging from 0.32% to 2.27%. Investments pledged as collateral under the reverse repos had an aggregate estimated fair value of $1.4 billion and $1.5 billion as of March 31, 2014 and December 31, 2013, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to the Company's reverse repos was greater than 5% of total equity as of March 31, 2014 and December 31, 2013:
As of March 31, 2014:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Credit Suisse First Boston LLC	$40,917	38	6.5%
Wells Fargo Bank, N.A.	$35,296	180	5.6%
As of December 31, 2013:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$48,979	180	7.8%
Credit Suisse First Boston LLC	$46,016	46	7.4%
Barclays Capital Inc.	$45,278	48	7.2%
Although we typically finance most of our holdings of Agency RMBS, as of March 31, 2014 and December 31, 2013, we held unencumbered Agency pools, on a settlement date basis, in the amount of $6.4 million and $11.5 million, respectively.
We held cash and cash equivalents of approximately $170.4 million and $183.5 million as of March 31, 2014 and December 31, 2013, respectively. Since the latter part of the second quarter of 2013, we have increased our level of cash holdings, both as a buffer against the increased market volatility and so as to be able to take advantage of potential investment opportunities.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the three month period ended March 31, 2014, we paid total dividends in the amount of $20.1 million related to the three month period ended December 31, 2013. In May 2014, our Board of Directors approved a dividend related to the first quarter of 2014 in the amount of $0.77 per share, or approximately $20.1 million, payable on June 16, 2014 to shareholders of record as of May 30, 2014. During the three month period ended March 31, 2013, we paid total dividends in the amount of $31.9 million related to the three month period and year ended December 31, 2012.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Three Month Period Ended March 31, 2014

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.77	$20,070	*	May 30, 2014	June 16, 2014
* Estimated
Three Month Period Ended March 31, 2013

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,036	May 31, 2013	June 17, 2013
For the three month period ended March 31, 2014, our operating activities provided net cash in the amount of $66.3 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $60.3 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $6.1 million for the three month period ended March 31, 2014. In addition, net contributions from non-controlling interests provided cash of $1.0 million. We used $20.1 million to pay dividends and $0.1 million for distributions to our joint venture partner. As a result there was a decrease in our cash holdings of $13.1 million from $183.5 million as of December 31, 2013 to $170.4 million as of March 31, 2014.
For the three month period ended March 31, 2013, our operating activities used net cash of $26.5 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $59.6 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $33.0 million for the three month period ended March 31, 2013. We used $31.9 million to pay dividends and $0.1 million for other non-operating activity-related uses. As a result there was an increase in our cash holdings of $5.7 million from $59.1 million as of December 31, 2012 to $64.8 million as of March 31, 2013.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of March 31, 2014 and December 31, 2013 there were no repurchase agreements or reverse repos reported net on the Consolidated Statement of Assets, Liabilities, and Equity.
As of March 31, 2014, we had an aggregate amount at risk under our reverse repos with fourteen counterparties of approximately $198.9 million and as of December 31, 2013, we had an aggregate amount at risk under our reverse repos with fourteen counterparties of approximately $244.7 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2014 and December 31, 2013 does not include approximately $4.0 million and $2.8 million, respectively, of net accrued interest, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2014, we had an aggregate amount at risk under our derivative contracts with thirteen counterparties of approximately $22.5 million. We also had $10.2 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2013, we had an aggregate amount at risk under our derivatives contracts with eleven counterparties of approximately $23.4 million. We also had $11.7 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, at March 31, 2014 and December 31, 2013, collateral posted by us and held by a third-party custodian in the amount of approximately $16.4 million and $22.6 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2014, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $5.6 million. As of December 31, 2013, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $7.8 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2014 and December 31, 2013 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency MBS and mortgage loans. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-

leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. For mortgage-related instruments, the two primary components of credit risk are default risk and severity risk.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2014, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$6,844	$11,472	$(9,060)	$(20,336)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	6,881	13,890	(6,754)	(13,379)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(13,164)	(27,073)	12,419	24,093
Mortgage-Related Derivatives	(370)	(488)	621	1,493
Corporate Securities and Derivatives on Corporate Securities	1,156	1,796	(1,671)	(3,857)
Repurchase Agreements and Reverse Repurchase Agreements	(562)	(724)	742	1,483
Total	$785	$(1,127)	$(3,703)	$(10,503)
The preceding analysis does not show sensitivity to changes in interest rates for instruments for which we believe that the effect of a change in interest rates is not material to the value of the overall portfolio and/or cannot be accurately estimated. In particular, this analysis excludes certain of our holdings of corporate securities and derivatives on corporate securities, and reflects only sensitivity to U.S. interest rates.
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2014 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of

March 31, 2014.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Neither we nor our Manager are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. See "Risk Factors -We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any such inquiries or requests. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	May 8, 2014	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	May 8, 2014	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.