Form 10-Q
period 2014-06-30
Ellington Financial LLC
filed 2014-08-08
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Shares Representing Limited Liability Company Interests, no par value	25,441,750

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	June 30, 2014	December 31, 2013
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$145,032	$183,489
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,693,248 and $1,688,257)	1,753,832	1,730,130
Financial derivatives–assets, at fair value (Net cost – $54,200 and $50,533)	59,470	59,664
Repurchase agreements (Cost – $30,537 and $27,943)	30,537	27,962
Total investments, financial derivatives, and repurchase agreements	1,843,839	1,817,756
Due from brokers	109,863	82,571
Receivable for securities sold	813,166	883,005
Interest and principal receivable	7,618	6,831
Other assets	1,709	1,546
Total Assets	$2,921,227	$2,975,198
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $846,217 and $847,602)	$852,846	$845,614
Financial derivatives–liabilities, at fair value (Net proceeds – $28,981 and $29,746)	48,378	44,791
Total investments and financial derivatives	901,224	890,405
Reverse repurchase agreements	1,188,831	1,236,166
Due to brokers	27,479	19,762
Payable for securities purchased	164,792	193,047
Securitized debt (Proceeds – $906 and $980)	925	983
Accounts payable and accrued expenses	2,209	1,810
Base management fee payable	2,368	2,364
Incentive fee payable	—	3,091
Interest and dividends payable	2,276	1,521
Total Liabilities	2,290,104	2,349,149
EQUITY	631,123	626,049
TOTAL LIABILITIES AND EQUITY	$2,921,227	$2,975,198
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(25,441,750 and 25,428,186 shares issued and outstanding)	$614,862	$611,282
Additional paid-in capital – LTIP units	9,245	9,119
Total Shareholders' Equity	624,107	620,401
Non-controlling interests	7,016	5,648
Total Equity	$631,123	$626,049
PER SHARE INFORMATION:
Common shares	$24.53	$24.40

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2014
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (277.89%) (a) (w) (y) (z)
Mortgage-Backed Securities (255.12%)
Agency Securities (173.68%) (b)
Fixed Rate Agency Securities (166.43%)
Principal and Interest - Fixed Rate Agency Securities (142.75%)
$26,584	Federal National Mortgage Association Pool	3.50%	10/42	$27,404
17,479	Federal National Mortgage Association Pool	4.00%	11/43	18,630
15,629	Federal National Mortgage Association Pool	4.00%	11/43	16,641
14,885	Federal National Mortgage Association Pool	5.00%	8/41	16,562
12,868	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	13,705
12,461	Federal Home Loan Mortgage Corporation Pool	4.50%	1/44	13,652
11,924	Federal National Mortgage Association Pool	5.00%	3/41	13,387
10,359	Federal National Mortgage Association Pool	4.50%	10/43	11,237
9,780	Federal National Mortgage Association Pool	4.00%	6/44	10,430
9,116	Federal National Mortgage Association Pool	4.50%	2/44	9,923
9,263	Federal Home Loan Mortgage Corporation Pool	4.00%	7/43	9,824
9,036	Federal National Mortgage Association Pool	4.00%	8/43	9,609
6,736	Federal National Mortgage Association Pool	5.00%	3/44	7,561
7,190	Federal National Mortgage Association Pool	3.50%	11/42	7,424
6,969	Federal National Mortgage Association Pool	3.50%	3/28	7,408
6,664	Federal National Mortgage Association Pool	4.50%	10/43	7,255
6,583	Federal Home Loan Mortgage Corporation Pool	4.50%	2/44	7,211
6,871	Federal National Mortgage Association Pool	3.50%	6/43	7,084
6,587	Federal National Mortgage Association Pool	4.50%	4/26	7,002
6,242	Federal National Mortgage Association Pool	4.00%	7/44	6,643
5,690	Federal National Mortgage Association Pool	5.50%	10/39	6,369
5,673	Federal National Mortgage Association Pool	4.50%	2/44	6,224
5,832	Federal National Mortgage Association Pool	4.00%	8/43	6,219
5,835	Federal National Mortgage Association Pool	4.00%	8/43	6,205
5,826	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	6,199
5,733	Federal Home Loan Mortgage Corporation Pool	4.00%	1/44	6,100
5,518	Government National Mortgage Association Pool	4.46%	2/63	6,075
5,409	Federal National Mortgage Association Pool	5.00%	3/44	6,071
5,648	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	5,994
5,371	Federal National Mortgage Association Pool	5.00%	10/43	5,993
5,358	Government National Mortgage Association Pool	4.54%	11/62	5,899
5,884	Federal Home Loan Mortgage Corporation Pool	3.00%	1/43	5,829
5,462	Federal National Mortgage Association Pool	4.00%	6/44	5,818
5,459	Federal National Mortgage Association Pool	4.00%	5/44	5,809
5,461	Federal National Mortgage Association Pool	3.50%	12/28	5,803

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (142.75%) (continued)
$5,457	Federal Home Loan Mortgage Corporation Pool	3.50%	5/29	$5,785
5,244	Government National Mortgage Association Pool	4.60%	6/62	5,759
5,294	Federal National Mortgage Association Pool	4.50%	11/43	5,748
5,136	Federal National Mortgage Association Pool	4.50%	12/43	5,632
5,174	Government National Mortgage Association Pool	4.63%	6/61	5,625
5,171	Federal National Mortgage Association Pool	4.00%	6/44	5,494
5,089	Federal National Mortgage Association Pool	4.00%	5/44	5,424
4,945	Federal National Mortgage Association Pool	4.50%	6/44	5,378
4,982	Federal National Mortgage Association Pool	4.00%	1/44	5,314
4,861	Federal National Mortgage Association Pool	4.00%	1/43	5,169
4,706	Federal National Mortgage Association Pool	4.50%	1/44	5,161
4,514	Federal National Mortgage Association Pool	5.00%	1/44	5,035
4,708	Federal National Mortgage Association Pool	4.00%	4/44	5,017
4,544	Federal Home Loan Mortgage Corporation Pool	4.50%	10/43	4,974
4,472	Federal National Mortgage Association Pool	4.50%	2/44	4,882
4,429	Federal National Mortgage Association Pool	4.50%	10/43	4,856
4,446	Federal National Mortgage Association Pool	4.50%	5/44	4,841
4,528	Federal Home Loan Mortgage Corporation Pool	4.00%	2/44	4,824
4,442	Federal National Mortgage Association Pool	4.50%	8/43	4,823
4,537	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	4,817
4,477	Federal National Mortgage Association Pool	4.00%	4/42	4,760
4,446	Federal National Mortgage Association Pool	3.50%	5/29	4,721
4,284	Government National Mortgage Association Pool	4.75%	1/61	4,628
4,277	Federal National Mortgage Association Pool	4.00%	7/26	4,546
4,030	Federal National Mortgage Association Pool	5.00%	10/43	4,502
4,111	Federal National Mortgage Association Pool	4.50%	3/44	4,488
4,195	Federal National Mortgage Association Pool	4.00%	11/43	4,471
4,156	Federal National Mortgage Association Pool	4.00%	6/44	4,422
4,005	Federal National Mortgage Association Pool	4.50%	4/44	4,352
4,097	Federal Home Loan Mortgage Corporation Pool	3.50%	2/29	4,343
3,952	Government National Mortgage Association Pool	4.69%	7/61	4,311
3,837	Federal National Mortgage Association Pool	5.00%	10/43	4,299
4,183	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	4,284
3,783	Federal National Mortgage Association Pool	5.00%	1/44	4,273
3,827	Federal National Mortgage Association Pool	5.00%	11/40	4,265
3,826	Federal National Mortgage Association Pool	5.00%	11/43	4,257
3,868	Federal National Mortgage Association Pool	4.00%	11/33	4,165
3,898	Federal Home Loan Mortgage Corporation Pool	4.00%	10/43	4,138
3,812	Government National Mortgage Association Pool	4.80%	2/61	4,128
3,687	Federal National Mortgage Association Pool	5.00%	10/43	4,119

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (142.75%) (continued)
$3,694	Federal National Mortgage Association Pool	4.50%	9/43	$4,036
3,650	Federal Home Loan Mortgage Corporation Pool	4.50%	6/44	3,955
3,565	Federal National Mortgage Association Pool	4.50%	12/43	3,910
3,638	Federal National Mortgage Association Pool	4.00%	5/44	3,880
3,571	Federal National Mortgage Association Pool	3.50%	6/29	3,796
3,564	Federal National Mortgage Association Pool	4.00%	8/43	3,790
3,412	Government National Mortgage Association Pool	4.66%	1/63	3,780
3,776	Federal National Mortgage Association Pool	3.00%	3/43	3,736
3,467	Federal National Mortgage Association Pool	4.00%	8/43	3,687
3,375	Federal National Mortgage Association Pool	4.50%	10/43	3,673
3,485	Federal Home Loan Mortgage Corporation Pool	3.00%	3/28	3,617
3,643	Federal National Mortgage Association Pool	3.00%	2/43	3,607
3,283	Government National Mortgage Association Pool	4.67%	10/61	3,589
3,248	Federal National Mortgage Association Pool	4.50%	10/43	3,542
3,014	Federal National Mortgage Association Pool	5.00%	10/35	3,406
3,035	Federal National Mortgage Association Pool	5.00%	12/40	3,392
3,271	Federal National Mortgage Association Pool	3.50%	1/43	3,373
3,275	Federal Home Loan Mortgage Corporation Pool	3.00%	6/28	3,366
3,159	Federal Home Loan Mortgage Corporation Pool	4.00%	5/44	3,363
3,071	Government National Mortgage Association Pool	4.68%	10/61	3,354
2,959	Federal National Mortgage Association Pool	5.00%	11/43	3,343
3,139	Federal Home Loan Mortgage Corporation Pool	4.00%	4/44	3,341
3,008	Government National Mortgage Association Pool	5.54%	2/60	3,304
3,099	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	3,300
2,974	Federal Home Loan Mortgage Corporation Pool	4.50%	9/43	3,260
3,063	Federal National Mortgage Association Pool	4.00%	6/26	3,259
3,050	Federal National Mortgage Association Pool	4.00%	6/44	3,244
3,016	Federal National Mortgage Association Pool	4.00%	12/33	3,243
2,966	Federal National Mortgage Association Pool	4.50%	4/42	3,223
2,907	Federal National Mortgage Association Pool	4.50%	5/44	3,179
2,973	Federal National Mortgage Association Pool	3.50%	11/28	3,160
154,289	Other Federal National Mortgage Association Pools	3.00% - 6.00%	9/28 - 7/44	166,581
99,122	Other Federal Home Loan Mortgage Corporation Pools	3.00% - 6.00%	9/28 - 7/44	105,423
8,213	Other Government National Mortgage Association Pools	4.49% - 4.68%	11/61-11/62	9,021
				900,962

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Fixed Rate Agency Securities (2.39%)
$73,382	Other Federal National Mortgage Association	3.00% - 5.50%	12/20 - 6/43	$9,693
26,278	Other Federal Home Loan Mortgage Corporation	3.00% - 5.50%	12/32 - 1/43	3,856
9,752	Other Government National Mortgage Association	3.00% - 4.75%	7/40 - 11/42	1,550
				15,099
TBA - Fixed Rate Agency Securities (21.29%)
102,718	Federal National Mortgage Association (30 Year)	3.00%	7/14	101,482
33,320	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	7/14	32,865
				134,347
Total Fixed Rate Agency Securities (Cost $1,036,869)				1,050,408
Floating Rate Agency Securities (7.25%)
Principal and Interest - Floating Rate Agency Securities (3.90%)
5,695	Federal Home Loan Mortgage Corporation Pool	3.22%	2/44	5,884
5,087	Federal Home Loan Mortgage Corporation Pool	4.92%	4/38	5,431
7,574	Other Federal National Mortgage Association Pools	4.73% - 6.05%	9/35 - 9/37	8,091
4,921	Other Federal Home Loan Mortgage Corporation Pools	3.32% - 5.90%	6/37 - 5/44	5,186
				24,592
Interest Only - Floating Rate Agency Securities (3.35%)
118,995	Other Government National Mortgage Association	1.65% - 6.60%	11/42 - 8/63	12,674
23,544	Other Federal National Mortgage Association	5.50% - 6.60%	8/36 - 7/43	4,248
16,178	Other Federal Home Loan Mortgage Corporation	5.85% - 6.55%	11/38 - 8/39	1,951
21,851	Resecuritization of Government National Mortgage Association (x)	4.35%	8/60	2,268
				21,141
Total Floating Rate Agency Securities (Cost $44,292)				45,733
Total Agency Securities (Cost $1,081,161)				1,096,141

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/ Number of Properties	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (81.44%)
Principal and Interest - Private Label Securities (80.74%)
$803,591	Various	0% - 12.25%	6/17 - 12/48	$509,540
Total Principal and Interest - Private Label Securities (Cost $465,617)				509,540
Principal Only - Private Label Securities (0.51%)
5,800	Various	—%	8/30	3,190
Total Principal Only - Private Label Securities (Cost $2,605)				3,190
Interest Only - Private Label Securities (0.19%)
48,811	Various	0.50% - 2.00%	6/44 - 9/47	1,219
Total Interest Only - Private Label Securities (Cost $485)				1,219
Other Private Label Securities (0.00%)
119,812	Various	—%	6/37 - 6/47	—
Total Other Private Label Securities (Cost $325)				—
Total Private Label Securities (Cost $469,032)				513,949
Total Mortgage-Backed Securities (Cost $1,550,193)				1,610,090
Other Asset-Backed Securities (12.88%)
93,569	Various	0% - 9.72%	5/17 - 4/22	81,315
Total Other Asset-Backed Securities (Cost $81,949)				81,315
Commercial Mortgage Loans (5.93%) (u)
41,726	Various	0% - 8.42%	6/14 - 12/16	37,415
Total Commercial Mortgage Loans (Cost $37,031)				37,415
Residential Mortgage Loans (3.70%)
33,368	Various	—%	2/18 - 5/54	23,371
Total Residential Mortgage Loans (Cost $22,417)				23,371
Real Estate Owned (0.26%) (v)
13	Single-Family Houses			1,641
Total Real Estate Owned (Cost $1,658)				1,641
Total Long Investments (Cost $1,693,248)				$1,753,832

Repurchase Agreements (4.84%) (a) (c) (y) (z)
$25,568	Deutsche Bank Securities	0.05%	7/14	$25,568
	Collateralized by Par Value $22,062
	European Sovereign Bond, Coupon 3.75%,
	Maturity Date 10/18
4,969	Pierpont Securities LLC	0.08%	7/14	4,969
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
Total Repurchase Agreements (Cost $30,537)				$30,537

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-135.13%) (a) (y) (z)
TBA - Fixed Rate Agency Securities Sold Short (-126.39%) (d)
$(191,468)	Federal National Mortgage Association (30 year)	4.00%	7/14	$(203,188)
(159,912)	Federal National Mortgage Association (30 year)	3.50%	7/14	(164,616)
(88,650)	Federal National Mortgage Association (30 year)	5.00%	7/14	(98,443)
(62,350)	Federal National Mortgage Association (15 year)	3.50%	7/14	(66,081)
(58,860)	Federal National Mortgage Association (30 year)	4.50%	7/14	(63,744)
(49,337)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	7/14	(52,247)
(24,500)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	7/14	(25,897)
(22,900)	Federal National Mortgage Association (30 year)	4.50%	8/14	(24,744)
(22,700)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	8/14	(23,973)
(18,740)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	7/14	(20,280)
(9,870)	Federal National Mortgage Association (15 year)	4.00%	7/14	(10,482)
(10,060)	Federal National Mortgage Association (15 year)	3.00%	7/14	(10,450)
(6,700)	Federal National Mortgage Association (30 year)	5.50%	7/14	(7,503)
(5,500)	Federal National Mortgage Association (15 year)	2.50%	7/14	(5,587)
(4,700)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	7/14	(5,202)
(4,300)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	8/14	(4,643)
(4,100)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	7/14	(4,250)
(3,050)	Other Federal Home Loan Mortgage Corporation (30 year)	3.50% - 5.50%	7/14	(3,251)
(1,850)	Other Federal National Mortgage Association (30 year)	4.00%	8/14	(1,957)
(1,100)	Other Federal Home Loan Mortgage Corporation (15 year)	4.00%	7/14	(1,167)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$792,172)				(797,705)
Government Debt Sold Short (-4.66%)
(22,062)	European Sovereign Bonds	3.75%	10/18	(24,457)
(5,000)	U.S. Treasury Note	1.25%	10/18	(4,961)
Total Government Debt Sold Short (Proceeds -$28,120)				(29,418)
Common Stock Sold Short (-4.08%)
(2,387)	Publicly Traded Real Estate Investment Trusts			(25,723)
Total Common Stock Sold Short (Proceeds -$25,925)				(25,723)
Total Investments Sold Short (Proceeds -$846,217)				$(852,846)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2014 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (9.42%) (a) (y) (z)
Swaps (9.28%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (Cost - $21,431) (e)	Credit	$112,278	12/18	$21,682
Credit Default Swaps on Asset-Backed Indices (Proceeds -$217) (e)	Credit	1,858	12/37	61
Interest Rate Swaps (f)	Interest Rates	613,340	6/17 - 5/44	11,520
Total Return Swaps (i)	Equity Market	2,262	6/15	21
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(20,524)	9/34 - 5/36	14,162
Credit Default Swaps on Asset-Backed Indices (g)	Credit	(56,146)	5/46 - 5/63	3,203
Interest Rate Swaps (h)	Interest Rates	(569,511)	2/16 - 6/29	7,902
Total Return Swaps (i)	Equity Market	(2,693)	9/15 - 5/16	3
Total Swaps (Net cost $54,200)				58,554
Futures (0.03%)
Long Futures:
U.S. Treasury Note Futures (k)	Interest Rates	33,700	9/14	200
Eurodollar Futures (j)	Interest Rates	4,000	9/14 - 12/14	—
Short Futures:
Eurodollar Futures (j)	Interest Rates	(15,000)	3/17	2
Total Futures				202
Options (0.10%)
Purchased Options:
Receiver Swaption (p)	Interest Rates	25,000	10/14	2
Written Options:
Straddle Swaption (r)	Interest Rates	(37,000)	5/16	168
Payer Swaption (o)	Interest Rates	(17,300)	1/17	492
Total Options				662
Forwards (0.01%)
Long Forwards:
Currency Forwards (s)	Currency	8,640	9/14	52
Total Forwards				52
Total Financial Derivatives–Assets (Net cost $54,200)				$59,470

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Liabilities (-7.66%) (a) (y) (z)
Swaps (-7.45%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $6,002) (e)	Credit	$15,905	12/49 - 10/52	$(4,359)
Credit Default Swaps on Corporate Bond Indices (Proceeds - $1,200) (e)	Credit	3,756	12/17	(982)
Credit Default Swaps on Corporate Bonds (Proceeds - $2,062) (e)	Credit	4,395	6/19	(2,287)
Interest Rate Swaps (f)	Interest Rates	20,300	10/18 - 7/24	(23)
Total Return Swaps (i)	Equity Market	29,244	6/15	(1)
Short Swaps:
Interest Rate Swaps (h)	Interest Rates	(548,630)	3/15 - 5/44	(12,753)
Credit Default Swaps on Asset-Backed Indices (g)	Credit	(16,000)	1/47 - 5/63	(321)
Credit Default Swaps on Corporate Bond Indices (g)	Credit	(271,561)	12/16 - 6/19	(25,901)
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(3,000)	3/35	(350)
Total Return Swaps (i)	Equity Market	(10,757)	9/14 - 9/15	(43)
Total Swaps (Net proceeds -$28,894)				(47,020)
Futures (-0.05%)
Short Futures:
Eurodollar Futures (j)	Interest Rates	(748,000)	3/15 - 12/16	(323)
U.S. Treasury Note Futures (l)	Interest Rates	(17,600)	9/14	(15)
Total Futures				(338)
Options (-0.11%)
Purchased Options:
Payer Swaption (n)	Interest Rates	8,300	1/17	(486)
Straddle Swaption (q)	Interest Rates	30,000	5/19	(144)
Written Options:
Options on Credit Default Swaps on Corporate Bond Indices (m)	Credit	(20,790)	9/14	(76)
Total Options (Proceeds -$87)				(706)
Forwards (-0.05%)
Short Forwards:
Currency Forwards (t)	Currency	(40,900)	9/14	(314)
Total Forwards				(314)
Total Financial Derivatives–Liabilities (Net proceeds -$28,981)				$(48,378)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2014 (CONTINUED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At June 30, 2014, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 116.25%, 45.39%, and 12.04% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At June 30, 2014, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 104.06% and 22.33% of equity, respectively.

(e)	For long credit default swaps, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For short credit default swaps, the Company purchased protection.

(h)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(i)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(j)	Every $1,000,000 in notional value represents one contract.

(k)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of June 30, 2014, 337 contracts were held.

(l)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of June 30, 2014, 88 contracts were held.

(m)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(n)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(o)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(p)	Represents the option on the part of the Company to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(q)	Represents the combination of a purchased payer swaption and a purchased receiver swaption on the same underlying swap.

(r)	Represents the combination of a written payer swaption and a written receiver swaption on the same underlying swap.

(s)	Notional amount represents U.S. Dollars to be paid by the Company at the maturity of the forward contract.

(t)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(u)	Includes non-performing commercial loans in the amount of $17.1 million whereby principal and/or interest is past due and a maturity date is not applicable.

(v)	Number of properties not shown in thousands, represents actual number of properties owned.

(w)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	173.68%
A/A/A	0.03%
Baa/BBB/BBB	3.57%
Ba/BB/BB or below	83.28%
Unrated	17.33%

(x)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(y)	Classification percentages are based on Total Equity.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2014 (CONCLUDED)
(UNAUDITED)

(z)
The following table details the breakout by geographical region of long investments, investments sold short, repurchase agreements, and financial derivatives–assets. All financial derivatives–liabilities were concentrated in North America.

Region	Current Principal/ Notional Value/Number of Shares/Number of Properties	Cost/(Proceeds)	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	2,396,102	$1,661,026	$1,720,243	272.57%
Europe	37,672	32,222	33,589	5.32%
Total	2,433,774	$1,693,248	$1,753,832	277.89%
Investments Sold Short:
North America (TBAs and Government Debt)	(755,647)	$(797,149)	$(802,666)	(127.18)%
Europe (Government Debt)	(22,062)	(23,143)	(24,457)	(3.88)%
North America (Common Stock)	(2,387)	(25,925)	(25,723)	(4.08)%
Total		$(846,217)	$(852,846)	(135.13)%
Repurchase Agreements:
North America	4,969	$4,969	$4,969	0.79%
Europe	25,568	25,568	25,568	4.05%
Total	30,537	$30,537	$30,537	4.84%
Financial Derivatives–Assets:
North America	92,115	$54,200	$59,458	9.42%
Europe	(9,211)	—	12	—%
Total	82,904	$54,200	$59,470	9.42%

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$20,996	$20,335	$42,493	$38,717
EXPENSES
Base management fee	2,368	2,405	4,733	4,373
Incentive fee	—	1,182	—	3,237
Interest expense	2,416	2,582	5,043	4,724
Other investment related expenses	1,232	327	1,662	327
Compensation expense	345	432	672	760
Custody and other fees	443	338	851	656
Professional fees	578	338	1,219	779
Agency and administration fees	294	281	587	543
Insurance expense	193	173	382	353
Directors' fees and expenses	57	66	130	143
Share-based LTIP expense	64	43	127	85
Total expenses	7,990	8,167	15,406	15,980
NET INVESTMENT INCOME	13,006	12,168	27,087	22,737
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	4,596	10,598	14,439	24,596
Financial derivatives	(817)	(4,927)	402	(6,332)
Foreign currency transactions	(95)	—	252	—
	3,684	5,671	15,093	18,264
Change in net unrealized gain (loss) on:
Investments	9,803	(27,971)	9,656	(5,132)
Financial derivatives	(5,771)	21,837	(8,211)	16,582
Foreign currency translation	482	—	417	—
	4,514	(6,134)	1,862	11,450
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	8,198	(463)	16,955	29,714
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	21,204	11,705	44,042	52,451
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	257	105	460	516
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$20,947	$11,600	$43,582	$51,935
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.81	$0.49	$1.69	$2.35

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Six Month Period Ended June 30, 2014			Six Month Period Ended June 30, 2013
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2013 and 12/31/2012, respectively)	$620,401	$5,648	$626,049	$506,355	$—	$506,355
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			27,087			22,737
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			15,093			18,264
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			1,862			11,450
Net increase in equity resulting from operations	43,582	460	44,042	51,935	516	52,451
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Proceeds from the issuance of shares	—		—	125,600		125,600
Shares issued in connection with incentive fee payment	309		309	941		941
Contribution from non-controlling interests		1,201	1,201		4,664	4,664
Dividends(1)	(39,814)	(326)	(40,140)	(51,491)	(485)	(51,976)
Distributions to non-controlling interest		(465)	(465)		—	—
Adjustment to non-controlling interest	(497)	497	—	—	—	—
Offering costs	—		—	(262)		(262)
Share-based LTIP awards	126	1	127	84	1	85
Net increase (decrease) in equity from transactions	(39,876)	908	(38,968)	74,872	4,180	79,052
Net increase in equity	3,706	1,368	5,074	126,807	4,696	131,503
ENDING EQUITY (6/30/2014 and 6/30/2013, respectively)	$624,107	$7,016	$631,123	$633,162	$4,696	$637,858

(1)	For the six month periods ended June 30, 2014 and 2013, dividends totaling $1.54 and $2.29, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended
	June 30, 2014	June 30, 2013
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$44,042	$52,451
Cash flows provided by (used) in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	(1,867)	(11,450)
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(15,037)	(18,264)
Amortization of premiums and accretion of discounts (net)	(5,597)	(10,204)
Purchase of investments	(1,055,747)	(1,026,018)
Proceeds from disposition of investments	1,025,495	602,098
Proceeds from principal payments of investments	73,060	97,641
Proceeds from investments sold short	874,768	631,565
Repurchase of investments sold short	(903,707)	(624,288)
Payments made to open financial derivatives	(15,491)	(4,974)
Proceeds received to close financial derivatives	26,994	23,201
Proceeds received to open financial derivatives	24,640	11,815
Payments made to close financial derivatives	(40,172)	(14,934)
Shares issued in connection with incentive fee payment	309	941
Share-based LTIP expense	127	85
(Increase) decrease in assets:
Increase in repurchase agreements	(2,575)	(27,538)
(Increase) decrease in receivable for securities sold	69,839	(45,116)
Increase in due from brokers	(27,292)	(25,550)
Increase in interest and principal receivable	(787)	(852)
(Increase) decrease in other assets	11	(674)
Increase (decrease) in liabilities:
Increase (decrease) in due to brokers	7,717	(609)
Increase (decrease) in payable for securities purchased	(28,255)	78,751
Increase (decrease) in accounts payable and accrued expenses	272	(159)
Decrease in incentive fee payable	(3,091)	(6,161)
Increase (decrease) in other payables	—	(592)
Increase in interest and dividends payable	755	948
Increase in base management fee payable	4	471
Net cash provided by (used in) operating activities	48,415	(317,416)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Month Period Ended
	June 30, 2014	June 30, 2013
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Proceeds from the issuance of shares	—	125,600
Contribution from non-controlling interests	1,201	4,664
Offering costs paid	(47)	(253)
Dividends paid	(40,140)	(51,976)
Distributions to non-controlling interest	(465)	—
Principal payments on securitized debt	(86)	(182)
Reverse repurchase agreements, net of repayments	(47,335)	382,274
Net cash provided by (used in) financing activities	(86,872)	460,127
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,457)	142,711
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,489	59,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,032	$201,795
Supplemental disclosure of cash flow information:
Interest paid	$4,876	$4,007
Shares issued in connection with incentive fee payment (non-cash)	$309	$941
Share-based LTIP awards (non-cash)	$127	$85
Aggregate TBA trade activity (buys + sells) (non-cash)	$13,395,312	$10,009,367

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
The Company is a specialty finance company that acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans, RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored enterprise, residential mortgage loans, mortgage-related derivatives, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, as well as corporate debt and equity securities, and derivatives. The Company may also opportunistically acquire and manage other types of financial assets, such as securities backed by consumer and commercial assets, or "ABS," non-mortgage related derivatives, and real property.
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
(C) Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, or "MBS," ABS, commercial and residential mortgage loans, U.S. Treasury securities, sovereign debt, and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses. For non-performing commercial and residential mortgage loans, the Company uses the cost recovery method. A mortgage loan is considered non-performing if any principal and/or interest payments are more than 90 days past due. The Company also uses the cost recovery method for sub-performing loans for which future cash flows are not estimable. Sub-performing loans are defined as loans with other indicators that suggest that the loan is unlikely to be paid off in full. Other such indicators include a history of spotty payments by the borrower, bankruptcy of the borrower, and other facts and circumstances particular to each loan.
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
Forward Currency Contracts: A forward currency contract is an agreement between two parties to purchase or sell a specific quantity of currency with the delivery and settlement at a specific future date and exchange rate. During the period the forward currency contract is open, changes in the value of the contract are recognized as unrealized gains or losses. When the contract is settled, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
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
(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. The Company also enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. The Company accounts for reverse repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the reverse repurchase agreement, on the amount borrowed over the term of the reverse repurchase agreement. The interest rate on a reverse repurchase agreement or a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements netted in the Company's consolidated financial statements. Reverse repurchase agreements are carried at their contractual amounts, which approximate fair value as the debt is short-term in nature.
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
(L) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. Non-controlling interests also include the interest of a joint venture partner in a consolidated subsidiary. The Company adjusts the non-controlling interests owned by an affiliate of the Manager and certain related parties to align its carrying value with the share of total outstanding operating partnership units ("OP Units") issued by the Operating Partnership to the non-controlling interest. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 9 for further discussion of non-controlling interests.
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
(R) Recent Accounting Pronouncements: In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted AICPA Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with retrospective application; earlier application is prohibited. Management has determined that the Company still meets the definition of an investment company under ASC 946 and, as a result, the presentation of its financial statements has not changed as a result of this ASU.
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
In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). This amends ASC 860, Transfers and Servicing ("ASC 860"), to require disclosure of repurchase-to maturity transactions to be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged under repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for interim and annual periods beginning after December 15, 2014. The adoption of ASC 860, as amended by ASU 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

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

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at June 30, 2014:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash and cash equivalents	$145,032	$—	$—	$145,032
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,059,901	$36,240	$1,096,141
Private label residential mortgage-backed securities	—	—	485,902	485,902
Private label commercial mortgage-backed securities	—	—	28,047	28,047
Commercial mortgage loans	—	—	37,415	37,415
Residential mortgage loans	—	—	23,371	23,371
Other asset-backed securities	—	—	81,315	81,315
Real estate owned	—	—	1,641	1,641
Total investments, at fair value	—	1,059,901	693,931	1,753,832
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	14,162	14,162
Credit default swaps on corporate bond indices	—	21,682	—	21,682
Credit default swaps on asset-backed indices	—	3,264	—	3,264
Interest rate swaps	—	19,422	—	19,422
Total return swaps	—	24	—	24
Swaptions	—	662	—	662
Futures	202	—	—	202
Forwards	—	52	—	52
Total financial derivatives–assets, at fair value	202	45,106	14,162	59,470
Repurchase agreements	—	30,537	—	30,537
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$202	$1,135,544	$708,093	$1,843,839
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(802,666)	$—	$(802,666)
Government debt	—	(24,457)	—	(24,457)
Common stock	(25,723)	—	—	(25,723)
Total investments sold short, at fair value	(25,723)	(827,123)	—	(852,846)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(26,883)	—	(26,883)
Credit default swaps on corporate bonds	—	(2,287)	—	(2,287)
Credit default swaps on asset-backed indices	—	(4,680)	—	(4,680)
Credit default swaps on asset-backed securities	—	—	(350)	(350)
Interest rate swaps	—	(12,776)	—	(12,776)
Total return swaps	—	(44)	—	(44)
Options	—	(76)	—	(76)
Swaptions	—	(630)	—	(630)
Futures	(338)	—	—	(338)
Forwards	—	(314)	—	(314)
Total financial derivatives–liabilities, at fair value	(338)	(47,690)	(350)	(48,378)
Securitized debt(1)	—	—	(925)	(925)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(26,061)	$(874,813)	$(1,275)	$(902,149)

(1)
The asset subject to the resecuritization had a fair value of $2.3 million as of June 30, 2014, which is included on the Consolidated Schedule of Investments under Principal and Interest Private – Label Securities.

Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the six month period ended June 30, 2014. The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$423,562	Market Quotes	Non Binding Indicative Price	$1.88	$128.12	$77.52
Other asset-backed securities	78,864	Market Quotes	Non Binding Indicative Price	46.69	151.00	96.10
Private label residential mortgage-backed securities	61,415	Discounted Cash Flows	Yield	4.1%	16.6%	8.0%
			Projected Collateral Prepayments	7.1%	65.9%	31.9%
			Projected Collateral Losses	5.0%	45.4%	14.0%
			Projected Collateral Recoveries	0.3%	22.0%	8.8%
			Projected Collateral Scheduled Amortization	14.2%	85.4%	45.3%
						100.0%
Private label commercial mortgage-backed securities	9,710	Discounted Cash Flows	Yield	12.5%	36.6%	20.0%
			Projected Collateral Losses	0.5%	3.0%	1.3%
			Projected Collateral Recoveries	5.4%	14.6%	8.6%
			Projected Collateral Scheduled Amortization	84.1%	94.1%	90.1%
						100.0%
Other asset-backed securities	2,451	Discounted Cash Flows	Projected Collateral Prepayments	69.4%	69.4%	69.4%
			Projected Collateral Losses	0.2%	0.2%	0.2%
			Projected Collateral Recoveries	1.0%	1.0%	1.0%
			Projected Collateral Scheduled Amortization	29.4%	29.4%	29.4%
						100.0%
Private label commercial mortgage-backed securities	18,337	Market Quotes	Non Binding Indicative Price	$14.25	$89.00	$59.26
Performing commercial mortgage loans	20,332	Discounted Cash Flows	Yield	12.7%	18.1%	14.6%
Non-performing commercial mortgage loans	17,083	Discounted Cash Flows	Yield	10.3%	19.7%	15.5%
			Months to Resolution	7	14	10
Non-performing residential mortgage loan pools and real estate owned	25,012	Discounted Cash Flows	Yield	6.7%	7.2%	6.9%
			Months to Resolution	7.0	29.0	14.3
Agency interest only residential mortgage-backed securities	32,922	Market Quotes	Non Binding Indicative Price	$5.88	$22.12	$13.61
Agency interest only residential mortgage-backed securities	3,318	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	441	887	555
			Projected Collateral Prepayments	59.6%	77.4%	69.7%
			Projected Collateral Scheduled Amortization	22.6%	40.4%	30.3%
						100.0%

(continued)
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Credit default swaps on asset-backed securities	13,812	Net Discounted Cash Flows	Projected Collateral Prepayments	19.1%	56.3%	31.1%
			Projected Collateral Losses	16.1%	48.1%	32.7%
			Projected Collateral Recoveries	7.4%	16.0%	12.4%
			Projected Collateral Scheduled Amortization	16.1%	42.2%	23.8%
						100.0%

(1)	Includes securitized debt with a fair value of $0.9 million as of June 30, 2014.

(2)	Shown in basis points.
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

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2013:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$183,489	$—	$—	$183,489
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$989,842	$40,504	$1,030,346
Private label residential mortgage-backed securities	—	—	580,772	580,772
Private label commercial mortgage-backed securities	—	—	32,994	32,994
Commercial mortgage loans	—	—	23,887	23,887
Residential mortgage loans	—	—	24,062	24,062
Other asset-backed securities	—	—	38,069	38,069
Total investments, at fair value	—	989,842	740,288	1,730,130
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	16,646	16,646
Credit default swaps on corporate bond indices	—	14,273	—	14,273
Credit default swaps on asset-backed indices	—	4,937	—	4,937
Interest rate swaps	—	23,553	—	23,553
Total return swaps	—	4	—	4
Options	—	251	—	251
Total financial derivatives–assets, at fair value	—	43,018	16,646	59,664
Repurchase agreements	—	27,962	—	27,962
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$—	$1,060,822	$756,934	$1,817,756
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(811,957)	$—	$(811,957)
Government debt	—	(27,288)	—	(27,288)
Common stock	(6,369)	—	—	(6,369)
Total investments sold short, at fair value	(6,369)	(839,245)	—	(845,614)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(24,949)	—	(24,949)
Credit default swaps on asset-backed indices	—	(11,866)	—	(11,866)
Credit default swaps on asset-backed securities	—	—	(350)	(350)
Interest rate swaps	—	(5,064)	—	(5,064)
Total return swaps	—	(67)	—	(67)
Options	—	(84)	—	(84)
Futures	(2,373)	—	—	(2,373)
Forwards	—	(38)	—	(38)
Total financial derivatives–liabilities, at fair value	(2,373)	(42,068)	(350)	(44,791)
Securitized debt(1)	—	—	(983)	(983)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(8,742)	$(881,313)	$(1,333)	$(891,388)

(1)
The asset subject to the resecuritization had a fair value of $2.3 million as of December 31, 2013, which is included on the Consolidated Schedule of Investments under Principal and Interest Private – Label Securities.

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

The tables below include a roll-forward of the Company's financial instruments for the three month periods ended June 30, 2014 and 2013 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended June 30, 2014

(In thousands)	Ending Balance as of March 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$41,375	$(2,045)	$135	$(728)	$—	$(2,497)	$—	$36,240
Private label residential mortgage-backed securities	490,083	5,203	7,718	3,516	64,639	(85,257)	—	485,902
Private label commercial mortgage-backed securities	32,645	147	3,518	(1,979)	28,400	(34,684)	—	28,047
Commercial mortgage loans	44,005	521	871	169	3,980	(12,131)	—	37,415
Residential mortgage loans	23,566	—	359	1,214	1,695	(3,463)	—	23,371
Other asset-backed securities	47,458	(812)	450	(492)	40,300	(5,589)	—	81,315
Real estate owned	97	—	(10)	(13)	1,658	(91)	—	1,641
Total investments, at fair value	679,229	3,014	13,041	1,687	140,672	(143,712)	—	693,931
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	15,174	—	(467)	586	417	(1,548)	—	14,162
Total financial derivatives– assets, at fair value	15,174	—	(467)	586	417	(1,548)	—	14,162
Total investments and financial derivatives–assets, at fair value	$694,403	$3,014	$12,574	$2,273	$141,089	$(145,260)	$—	$708,093
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(20)	$—	$—	$20	$—	$(350)
Total financial derivatives– liabilities, at fair value	(350)	—	(20)	—	—	20	—	(350)
Securitized debt:
Securitized debt	(983)	(5)	—	1	62	—	—	(925)
Total securitized debt	(983)	(5)	—	1	62	—	—	(925)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(5)	$(20)	$1	$62	$20	$—	$(1,275)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2014. For Level 3 financial instruments held by the Company at June 30, 2014, change in net unrealized gain (loss) of $6.0 million, $0.6 million, and $1.0 thousand, for the three month period ended June 30, 2014 relate to investments, financial derivatives–assets, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended June 30, 2013

(In thousands)	Beginning Balance as of March 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2013
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$16,228	$(1,132)	$—	$68	$12,233	$—	$—	$27,397
Private label residential mortgage-backed securities	557,820	6,471	4,189	(6,636)	184,029	(51,363)	—	694,510
Private label commercial mortgage-backed securities	5,778	41	324	(771)	24,826	(6,292)	—	23,906
Commercial mortgage loans	9,713	19	482	(73)	2,550	(5,128)	—	7,563
Other asset-backed securities	11,638	(68)	531	(820)	36,307	(7,748)	—	39,840
Total investments, at fair value	601,177	5,331	5,526	(8,232)	259,945	(70,531)	—	793,216
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	26,398	—	(542)	1,107	42	(5,871)	—	21,134
Total financial derivatives– assets, at fair value	26,398	—	(542)	1,107	42	(5,871)	—	21,134
Total investments and financial derivatives–assets, at fair value	$627,575	$5,331	$4,984	$(7,125)	$259,987	$(76,402)	$—	$814,350
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(2)	$—	$(29)	$(540)	$—	$30	$—	$(541)
Total financial derivatives– liabilities, at fair value	(2)	—	(29)	(540)	—	30	—	(541)
Securitized debt:
Securitized debt	(1,205)	(11)	—	(63)	111	—	—	(1,168)
Total securitized debt	(1,205)	(11)	—	(63)	111	—	—	(1,168)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,207)	$(11)	$(29)	$(603)	$111	$30	$—	$(1,709)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2013, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2013. For Level 3 financial instruments held by the Company at June 30, 2013, change in net unrealized gain (loss) of $(5.0) million, $1.7 million, $(1.1) million, and $63.0 thousand, for the three month period ended June 30, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Six Month Period Ended June 30, 2014

(In thousands)	Beginning Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$40,504	$(4,334)	$170	$23	$2,554	$(2,677)	$—	$36,240
Private label residential mortgage-backed securities	580,772	10,589	31,178	(9,336)	154,223	(281,524)	—	485,902
Private label commercial mortgage-backed securities	32,994	352	4,391	(464)	66,169	(75,395)	—	28,047
Commercial mortgage loans	23,887	1,084	872	(291)	24,004	(12,141)	—	37,415
Residential mortgage loans	24,062	—	377	954	1,695	(3,717)	—	23,371
Other asset-backed securities	38,069	(654)	354	56	54,187	(10,697)	—	81,315
Real estate owned	—	—	(10)	(17)	1,759	(91)	—	1,641
Total investments, at fair value	740,288	7,037	37,332	(9,075)	304,591	(386,242)	—	693,931
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	16,646	—	724	(625)	456	(3,039)	—	14,162
Total financial derivatives– assets, at fair value	16,646	—	724	(625)	456	(3,039)	—	14,162
Total investments and financial derivatives–assets, at fair value	$756,934	$7,037	$38,056	$(9,700)	$305,047	$(389,281)	$—	$708,093
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(39)	$—	$—	$39	$—	$(350)
Total financial derivatives– liabilities, at fair value	(350)	—	(39)	—	—	39	—	(350)
Securitized debt:
Securitized debt	(983)	(12)	—	(16)	86	—	—	(925)
Total securitized debt	(983)	(12)	—	(16)	86	—	—	(925)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(12)	$(39)	$(16)	$86	$39	$—	$(1,275)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2014. For Level 3 financial instruments held by the Company at June 30, 2014, change in net unrealized gain (loss) of $6.2 million, $(1.5) million, and $(16.0) thousand, for the six month period ended June 30, 2014 relate to investments, financial derivatives–assets, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Six Month Period Ended June 30, 2013

(In thousands)	Ending Balance as of December 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2013
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,644	$(2,003)	$—	$306	$22,450	$—	$—	$27,397
Private label residential mortgage-backed securities	528,366	13,112	19,790	17,383	256,862	(141,003)	—	694,510
Private label commercial mortgage-backed securities	19,327	98	(1,124)	2,473	37,168	(34,036)	—	23,906
Commercial mortgage loans	9,546	27	482	86	2,551	(5,129)	—	7,563
Other asset-backed securities	—	(117)	531	(927)	48,101	(7,748)	—	39,840
Total investments, at fair value	563,883	11,117	19,679	19,321	367,132	(187,916)	—	793,216
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	36,031	—	2,709	(4,492)	91	(13,205)	—	21,134
Total financial derivatives– assets, at fair value	36,031	—	2,709	(4,492)	91	(13,205)	—	21,134
Total investments and financial derivatives–assets, at fair value	$599,914	$11,117	$22,388	$14,829	$367,223	$(201,121)	$—	$814,350
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(1)	$—	$(57)	$(540)	$—	$57	$—	$(541)
Total financial derivatives– liabilities, at fair value	(1)	—	(57)	(540)	—	57	—	(541)
Securitized debt:
Securitized debt	(1,335)	(20)	—	5	182	—	—	(1,168)
Total securitized debt	(1,335)	(20)	—	5	182	—	—	(1,168)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,336)	$(20)	$(57)	$(535)	$182	$57	$—	$(1,709)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2013, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2013. For Level 3 financial instruments held by the Company at June 30, 2013, change in net unrealized gain (loss) of $21.5 million, $(9.1) million, $(1.1) million, and $5.0 thousand for the six month period ended June 30, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
4. To Be Announced RMBS
In addition to investing in pools of Agency RMBS, the Company transacts in the forward settling To Be Announced MBS ("TBA") market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of MBS. The Company uses TBAs primarily for hedging purposes, typically in the form of short positions. However, the Company may also invest in TBAs for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The fair value of the Company's positions in long TBA contracts are reflected on the

Schedule of Investments under TBA - Fixed Rate Agency Securities and the fair value of the Company's positions in TBA contracts sold short are reflected on the Schedule of Investments under TBA - Fixed Rate Agency Securities Sold Short. The payables and receivables related to the Company's TBA securities are included on the Consolidated Statement of Assets, Liabilities, and Equity in Payable for securities purchased and Receivable for securities sold, respectively.
The below table details TBA assets, liabilities, and the respective related payables and receivables as of June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014	December 31, 2013
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $136,038 and $101,150, respectively)	$134,347	$96,856
Receivable for securities sold relating to unsettled TBA sales	791,966	813,933
Liabilities:
TBA securities sold short, at fair value (Current principal: -$750,647 and -$784,888, respectively)	$(797,705)	$(811,957)
Payable for securities purchased relating to unsettled TBA purchases	133,030	96,762
Net short TBA securities, at fair value	(663,358)	(715,101)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and six month periods ended June 30, 2014 and 2013 are summarized in the tables below:
June 30, 2014:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended June 30, 2014	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended June 30, 2014	Net Realized Gain/(Loss) for the Six Month Period Ended June 30, 2014	Change in Net Unrealized Gain/(Loss) for the Six Month Period Ended June 30, 2014
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(467)	$586	$724	$(625)
Credit default swaps on asset-backed indices	Credit	(814)	(106)	(2,116)	39
Credit default swaps on corporate bond indices	Credit	1,460	(460)	2,112	(775)
Total return swaps	Equity Market	1,842	10	7,767	20
Interest rate swaps	Interest Rates	(1,520)	1,949	(48)	(4,131)
Futures	Interest Rates	926	138	966	2,573
Forwards	Currency	494	(115)	505	52
Other	Credit/ Interest Rates	55	313	108	601
		1,976	2,315	10,018	(2,246)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(20)	—	(39)	—
Credit default swaps on asset-backed indices	Credit	(161)	361	2,442	(1,125)
Credit default swaps on corporate bond indices	Credit	(1,956)	(656)	(5,760)	3,915
Credit default swaps on corporate bonds	Credit	140	(225)	140	(225)
Total return swaps	Equity Market	442	(12)	(975)	24
Interest rate swaps	Interest Rates	(92)	(7,244)	(3,856)	(7,713)
Futures	Interest Rates	(153)	(197)	(26)	(335)
Forwards	Currency	(437)	(272)	(929)	(276)
Other	Credit/ Interest Rates	(556)	159	(613)	(230)
		(2,793)	(8,086)	(9,616)	(5,965)
Total		$(817)	$(5,771)	$402	$(8,211)

June 30, 2013:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended June 30, 2013	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended June 30, 2013	Net Realized Gain/(Loss) for the Six Month Period Ended June 30, 2013	Change in Net Unrealized Gain/(Loss) for the Six Month Period Ended June 30, 2013
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(542)	$1,107	$2,709	$(4,492)
Credit default swaps on asset-backed indices	Credit	(2,634)	3,489	(4,121)	3,514
Credit default swaps on corporate bond indices	Credit	82	(44)	82	(44)
Total return swaps	Equity Market	42	66	4	127
Interest rate swaps	Interest Rates	500	15,583	283	15,962
Futures	Interest Rates	(153)	5	(153)	5
		(2,705)	20,206	(1,196)	15,072
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(29)	(540)	(57)	(540)
Credit default swaps on asset-backed indices	Credit	22	455	200	814
Credit default swaps on corporate bond indices	Credit	(905)	378	(4,532)	200
Total return swaps	Equity Market	(363)	(90)	(395)	(53)
Interest rate swaps	Interest Rates	(325)	1,462	292	1,101
Futures	Interest Rates	(622)	(34)	(644)	(12)
		(2,222)	1,631	(5,136)	1,510
Total		$(4,927)	$21,837	$(6,332)	$16,582
The Company uses period end notional values as a percentage of average monthly notional values outstanding by instrument type as an indicator of the volume of activity with respect to financial derivatives. For forwards, options, futures, credit default swaps, interest rate swaps, and total return swaps, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 160%, 123%, 111%, 102%, 98%, and 92%, respectively, of average monthly notional values of each such category outstanding during the six month period ended June 30, 2014. For options, total return swaps, interest rate swaps, futures, and credit default swaps, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 387%, 210%, 187%, 179%, and 174%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2013. The Company started trading foreign currency forward contracts in December 2013; foreign currency contracts outstanding at December 31, 2013 represented the entire foreign currency forward activity for the year ended December 31, 2013.
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2014 and December 31, 2013, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices), corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at June 30, 2014 and December 31, 2013, are summarized below:

Credit Derivatives	Amount at June 30, 2014	Amount at December 31, 2013
(In thousands)
Fair Value of Written Credit Derivatives, Net	$14,115	$1,421
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$507	$57
Notional Amount of Written Credit Derivatives (2)	$(138,192)	$(120,497)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$1,590	$249

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. Total net up-front payments received relating to written credit derivatives outstanding at June 30, 2014 and December 31, 2013 were $12.0 million and $2.5 million, respectively.
6. Borrowings under Reverse Repurchase Agreements
The Company enters into reverse repurchase agreements. A reverse repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its reverse repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's reverse repurchase agreements typically range in term from 30 to 180 days. The principal economic terms of each reverse repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as relating to events of default, are typically governed under the Company's master repurchase agreements, or "MRAs." Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the reverse repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the reverse repurchase agreement at which time the Company may enter into a new reverse repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, reverse repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. The contractual amount (loan amount) of the Company's reverse repurchase agreements approximates their fair value, as the debt is short-term in nature.
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with sixteen counterparties and fourteen counterparties, as of June 30, 2014 and December 31, 2013, respectively.
At June 30, 2014, approximately 39% of open reverse repurchase agreements, were with two counterparties. At December 31, 2013, approximately 39% of open reverse repurchase agreements, were with two counterparties. As of June 30, 2014 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 1 to 180 days and from 2 to 180 as of December 31, 2013. Interest rates on the Company's open reverse repurchase agreements ranged from 0.26% to 2.25% as of June 30, 2014 and from 0.32% to 2.27% as of December 31, 2013.

The following table details the Company's outstanding borrowings under reverse repurchase agreements by remaining maturity as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
30 Days or Less	$368,522	0.66%	16	$369,861	0.53%	14
31-60 Days	348,115	0.68%	45	402,206	1.12%	45
61-90 Days	292,692	0.46%	74	320,161	0.78%	72
91-120 Days	3,828	0.38%	106	8,233	1.40%	100
121-150 Days	28,875	0.35%	136	38,856	0.49%	135
151-180 Days	146,799	1.70%	174	96,849	1.90%	179
	$1,188,831	0.74%	62	$1,236,166	0.90%	56
Reverse repurchase agreements involving underlying investments that we sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are any reverse repurchase agreements that we may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end.
As of June 30, 2014 and December 31, 2013, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $1.38 billion and $1.46 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2014 include investments in the amount of $11.7 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2013 include investments in the amount of $13.3 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $1.3 million and additional securities with a fair value of $10.7 million as of June 30, 2014 as a result of margin calls with various counterparties. The Company posted additional net cash collateral of $2.9 million and additional securities with a fair value of $20.6 million as of December 31, 2013 as a result of margin calls with various counterparties.
7. Base Management Fee and Incentive Fee
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
Summary information—For both the three month periods ended June 30, 2014 and 2013, the total base management fee incurred was $2.4 million. For the six month periods ended June 30, 2014 and 2013, the total base management fee incurred was $4.7 million and $4.4 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2014 there was no Loss Carryforward.
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
Summary information— No incentive fees were incurred for the three or six month periods ended June 30, 2014, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount. Total incentive fee incurred for the three and six month periods ended June 30, 2013 was $1.2 million and $3.2 million.
8. Long-Term Incentive Plan Units
In connection with its initial offering in 2007, the Company established the Manager LTIP and the Individual LTIP. Pursuant to the terms of the Manager LTIP, the Company issued 375,000 long-term incentive plan units to its Manager, which as of August 17, 2010 have been fully vested and expensed. Pursuant to the terms of the Individual LTIP, each year since inception the Company has issued annual awards to its independent directors and, beginning in 2010, issued awards to certain of its dedicated or partially dedicated personnel.
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for the three month periods ended June 30, 2014 and 2013 was $0.06 million and $0.04 million, respectively. Total expense associated with Individual LTIPs for the six month periods ended June 30, 2014 and 2013 was $0.13 million and $0.09 million, respectively.
Detailed below is a roll-forward of the Company's LTIP units outstanding for the three month periods ended June 30, 2014 and 2013:

	Three Month Period Ended June 30, 2014			Three Month Period Ended June 30, 2013
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (3/31/2014 and 3/31/2013, respectively)	375,000	36,052	411,052	375,000	22,096	397,096
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2014 and 6/30/2013, respectively)	375,000	36,052	411,052	375,000	22,096	397,096
LTIP Units Vested and Outstanding (6/30/2014 and 6/30/2013, respectively)	375,000	20,314	395,314	375,000	14,250	389,250

Detailed below is a roll-forward of the Company's LTIP units outstanding for the six month periods ended June 30, 2014 and 2013:

	Six Month Period Ended June 30, 2014			Six Month Period Ended June 30, 2013
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2013 and 12/31/2012, respectively)	375,000	36,052	411,052	375,000	22,096	397,096
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2014 and 6/30/2013, respectively)	375,000	36,052	411,052	375,000	22,096	397,096
LTIP Units Vested and Outstanding (6/30/2014 and 6/30/2013, respectively)	375,000	20,314	395,314	375,000	14,250	389,250
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis following the expiration of a two-year holding period subject to additional limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of June 30, 2014, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.8% in the Operating Partnership.
EF SBC 2013-1 LLC
Non-controlling interests also include the interest of a joint venture partner in a consolidated subsidiary of the Company, EF SBC 2013-1 LLC, or "EF SBC." EF SBC holds the Company's investments in certain distressed commercial mortgage loans. The joint venture partner participates in EF SBC on a pari passu basis with the Company at a predetermined percentage, and therefore participates proportionally in all income, expense, gains and losses of EF SBC. The joint venture partner makes capital contributions to EF SBC as new approved investments are purchased by EF SBC, and is generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2014 the joint venture partner's interest in EF SBC was $1.9 million, representing an approximately 5% interest in EF SBC.
The joint venture partner's interest in EF SBC is not convertible into common shares of the Company or OP Units, nor is the joint venture partner entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
Dividends are declared and paid on a quarterly basis in arrears. During the three month periods ended June 30, 2014 and 2013 the Board of Directors authorized first quarter dividends of $0.77 per share. During the six month periods ended June 30, 2014 and 2013, the Board of Directors authorized two dividends totaling $1.54 per share and $2.29 per share, respectively. Total dividends paid during the three month periods ended June 30, 2014 and 2013 were $20.1 million and $20.0 million, respectively. Total dividends paid during the six month periods ended June 30, 2014 and 2013 were $40.1 million and $52.0 million, respectively.

Detailed below is a roll-forward of the Company's common shares outstanding for the three month periods ended June 30, 2014 and 2013:

	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013
Common Shares Outstanding (3/31/2014 and 3/31/2013, respectively)	25,441,750	20,403,723
Share Activity:
Shares issued	—	5,000,000
Shares issued in connection with incentive fee payment	—	8,288
Common Shares Outstanding (6/30/2014 and 6/30/2013, respectively)	25,441,750	25,412,011
Detailed below is a roll-forward of the Company's common shares outstanding for the six month periods ended June 30, 2014 and 2013:

	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Common Shares Outstanding (12/31/2013 and 12/31/2012, respectively)	25,428,186	20,370,469
Share Activity:
Shares issued	—	5,000,000
Shares issued in connection with incentive fee payment	13,564	41,542
Common Shares Outstanding (6/30/2014 and 6/30/2013, respectively)	25,441,750	25,412,011
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of June 30, 2014 and 2013, the Company's issued and outstanding common shares would increase to 26,064,802 and 26,021,107 shares, respectively, resulting in equity per share of $24.14 and $24.51, respectively, as of June 30, 2014 and 2013.
On August 4, 2011, the Company's Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price, and the Company's financial performance, among other considerations. As of June 30, 2014, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2014	2013	2014	2013
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$20,947	$11,600	$43,582	$51,935
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	172	105	357	516
Net increase in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	21,119	11,705	43,939	52,451
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	20,614	11,404	42,889	51,003
Net increase in shareholders' equity resulting from operations– LTIP units	333	196	693	932
Dividends Paid(2):
Common shareholders	(19,590)	(19,567)	(39,180)	(50,581)
LTIP unit holders	(317)	(306)	(633)	(910)
Non-controlling interest	(163)	(163)	(327)	(485)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(20,070)	(20,036)	(40,140)	(51,976)
Undistributed (Distributed in excess of) earnings:
Common shareholders	1,024	(8,163)	3,709	422
LTIP unit holders	16	(110)	60	22
Non-controlling interest	9	(58)	30	31
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$1,049	$(8,331)	$3,799	$475
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	25,441,750	23,046,550	25,438,677	21,724,721
Weighted average participating LTIP units	411,052	397,096	411,052	397,096
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.77	$0.77	$1.54	$2.29
Undistributed (Distributed in excess of)	0.04	(0.28)	0.15	0.06
	$0.81	$0.49	$1.69	$2.35
Diluted earnings per common share:
Distributed	$0.77	$0.77	$1.54	$2.29
Undistributed (Distributed in excess of)	0.04	(0.28)	0.15	0.06
	$0.81	$0.49	$1.69	$2.35

(1)
For the three and six month periods ended June 30, 2014, excludes net increase in equity resulting from operations of $85.0 thousand and $103.0 thousand, respectively attributable to the joint venture partner, which has a non-participating interest as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
12. Counterparty Risk
As of June 30, 2014, investments with an aggregate value of approximately $1.38 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $11.7 million that were sold prior to period end but for which such sale had not yet settled as of June 30, 2014.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.38 billion in collateral for various reverse repurchase agreements as of June 30, 2014. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $146.5 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	21%
Deutsche Bank	16%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of June 30, 2014:

Dealer	% of Total Due from Brokers
Morgan Stanley	45%
Citigroup	25%
J.P. Morgan Securities Inc.	19%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of June 30, 2014:

Dealer	% of Total Receivable for Securities Sold
Goldman, Sachs & Co.	29%
Morgan Stanley	21%
CS First Boston	18%
In addition the Company held cash and cash equivalents of $145.0 million and $183.5 million as of June 30, 2014 and December 31, 2013, respectively. The below table details the concentration of cash and cash equivalents held by counterparty:

	As of
Counterparty	June 30, 2014	December 31, 2013
Bank of New York Mellon Corporation	45%	73%
JP Morgan Prime Money Market Premier Fund	34%	27%
Goldman Sachs Financial Square Treasury Instruments Fund	21%	—%
13. Offsetting of Assets and Liabilities
The Company records financial instruments at fair value as described in Note 3. All financial instruments are recorded on a gross basis on the Condensed Statement of Assets, Liabilities, and Equity. In connection with its derivative, repurchase and reverse repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, repurchase agreements, and reverse repurchase agreements.

The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2014 and December 31, 2013. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$59,470	$(22,056)	$—	$(25,158)	$12,256
Repurchase agreements	30,537	(30,537)	—	—	—
Liabilities
Financial derivatives–liabilities	(48,378)	22,056	—	26,322	—
Reverse repurchase agreements	(1,188,831)	30,537	1,156,979	1,315	—
December 31, 2013:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$59,664	$(24,162)	$—	$(17,273)	$18,229
Repurchase agreements	27,962	(27,962)	—	—	—
Liabilities
Financial derivatives–liabilities	(44,791)	24,162	—	20,629	—
Reverse repurchase agreements	(1,236,166)	27,962	1,205,278	2,926	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, we have reduced the amount of financial instruments transferred or pledged as collateral related to our reverse repurchase agreements and cash collateral pledged on our financial derivative liabilities. Total financial instruments transferred or pledged as collateral on our reverse repurchase agreements as of June 30, 2014 and December 31, 2013 were $1.39 billion and $1.48 billion, respectively. As of June 30, 2014 and December 31, 2013, total cash collateral on financial derivative assets excludes excess net cash collateral received of $1.1 million and pledged of $3.2 million, respectively. As of June 30, 2014 and December 31, 2013, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $37.4 million and $36.4 million, respectively.

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

14. Contingencies and Commitments
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2014 and December 31, 2013.

15. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Beginning Shareholders' Equity Per Share (3/31/2014, 3/31/2013, 12/31/2013, and 12/31/2012, respectively)	$24.49	$25.28	$24.40	$24.86
Net Investment Income	0.51	0.53	1.06	1.05
Net Realized/Unrealized Gains (Losses)	0.33	(0.02)	0.67	1.36
Results of Operations Attributable to Equity	0.84	0.51	1.73	2.41
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)	—	(0.02)	(0.02)
Results of Operations Attributable to Shareholders' Equity(1)	0.83	0.51	1.71	2.39
Dividends Paid to Common Shareholders	(0.77)	(0.77)	(1.54)	(2.29)
Weighted Average Share Impact on Dividends Paid (2)	(0.02)	(0.10)	(0.04)	(0.10)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	—	—	—	0.06
Ending Shareholders' Equity Per Share (6/30/2014, 6/30/2013, 6/30/2014, and 6/30/2013, respectively)(3)	$24.53	$24.92	$24.53	$24.92
Shares Outstanding, end of period	25,441,750	25,412,011	25,441,750	25,412,011

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of June 30, 2014 and 2013, shareholders' equity per share would be $24.14 and $24.51, respectively.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Based Total Return for a Shareholder: (1)

	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Total Return	3.36%	1.57%	7.03%	9.57%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Supplemental Information—Net Asset Based Total Return for a Shareholder assuming conversion of all LTIP and OP Units: (1)

	Three Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2014
Total Return	1.71%	5.33%

(1)
Total return is calculated assuming all LTIP and OP Units had been converted into common shares at June 30, 2014. LTIP and OP Units outstanding at June 30, 2014 totaled 623,052 and represent 2.39% of total common shares and LTIP and OP Units outstanding as of that date.

Market Based Total Return for a Shareholder:
For the three month periods ended June 30, 2014 and 2013, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 3.98% and (4.93)%, respectively. For the six month periods ended June 30, 2014 and 2013, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 12.76% and 11.13%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.

Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Net Investment Income (2)(3)	8.27%	9.00%	8.67%	8.83%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.

(3)	Includes all items of income and expense on an annualized basis except for incentive fee expense which is included on a non-annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013	Six Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2013
Operating expenses before incentive fee, interest expense, and other investment related expenses	(2.76)%	(2.81)%	(2.78)%	(2.79)%
Incentive fee	—%	(0.20)%	—%	(0.58)%
Interest expense and other investment related expenses	(2.32)%	(2.01)%	(2.15)%	(1.83)%
Total Expenses	(5.08)%	(5.02)%	(4.93)%	(5.20)%

(1)	Average equity is calculated using month end values.

(2)	Ratios are annualized except for the incentive fee which is not annualized.
16. Subsequent Events
On August 5, 2014, the Company's Board of Directors approved a dividend for the second quarter of 2014 in the amount of $0.77 per share payable on September 15, 2014 to shareholders of record as of August 29, 2014.

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
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, our consolidated operating partnership subsidiary (the "Operating Partnership"). As of June 30, 2014, we have an ownership interest of approximately 99.2% in the Operating Partnership. The interest of approximately 0.8% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through June 30, 2014, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that this will continue in the near term. However, while we believe opportunities in U.S. MBS remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing or sub-performing; collateral loan obligations, or "CLOs"; European non-dollar denominated investments; and other structured investments comprised of or backed by real estate or consumer receivables. These asset classes along with our non-Agency MBS and real estate owned are collectively referred to as our non-Agency portfolio. We believe that Ellington's proprietary research and analytics allows our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our non-Agency strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2014, we financed our asset purchases almost exclusively through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities, and Equity as "Securitized debt." This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency assets, which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
In the latter part of the second quarter of 2013, we increased our level of cash holdings, both as a buffer against increased market volatility and so as to be able to take advantage of potential investment opportunities. While as of June 30, 2014, we continue to maintain a higher level of cash, we reduced the amount held relative to March 31, 2014 and prior periods.
As of June 30, 2014, outstanding borrowings under reverse repos and securitized debt were $1.2 billion and our debt-to-equity ratio was 1.89 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of June 30, 2014, approximately 74.9%, or $891.0 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS and other ABS.
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
As of June 30, 2014, our diluted book value per share was $24.14 as compared to $24.10 as of March 31, 2014 and $23.99 as of December 31, 2013.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market include the following:

•
Federal Reserve and Monetary Policy—Since December 2013, the U.S. Federal Reserve, or "Federal Reserve," has announced six incremental reductions of its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies. Thus far, taper announcements by the Federal Reserve have each been in increments of $10 billion, with the monthly asset purchasing pace now standing at $25 billion per month, down from a pace of $85 billion per month in late 2013;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2014 showed, consistent with recent months, that the pace of home price appreciation slowed; meanwhile the Freddie Mac survey 30-year mortgage rate ended the second quarter at 4.14%, down from 4.40% at March 31, 2014;

•
Government Sponsored Enterprise, or "GSE," Developments—While several proposals have been put forth, no definitive legislation has yet been enacted to replace or eliminate the GSEs or materially revise their current roles in the U.S. mortgage market. In May 2014, Federal Housing Finance Agency, or "FHFA," Director Mel Watt presented the 2014 Strategic Plan for the Conservatorship of Fannie Mae and Freddie Mac, and the 2014 Conservatorship Scorecard for Fannie Mae and Freddie Mac, providing new strategic goals reflective of his tendency to favor policies that promote affordability and the expansion of credit availability;

•
Bank Regulatory Capital—Proposed changes will increase regulatory capital requirements for the largest, most systemically significant U.S. banks and their holding companies. While these changes could ultimately alter these institutions' appetite for various risk-taking activities, and could ultimately affect the terms and availability of our repo financing, thus far repo financing has remained readily available and in fact, competition among banks and other lending institutions to provide repo financing has actually increased;

•
Portfolio Overview and Outlook—Both non-Agency and Agency assets rallied during the second quarter, as interest rates declined and volatility remained relatively muted. In addition, non-Agency RMBS continued to be supported by overall positive trends in home prices as well as a declining level of foreclosure inventory. Agency RMBS were supported by low prepayment activity (in spite of lower mortgage rates) and relatively low production of Agency mortgages.

Federal Reserve and Monetary Policy
Since December 2013, the Federal Reserve has announced six incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies. Prior to these "taper" announcements, and since September 2012, the Federal Reserve had been purchasing long-dated U.S. Treasury securities and Agency RMBS assets at the pace of $85 billion per month, comprised of $45 billion of U.S. Treasury securities and $40 billion of Agency RMBS. Based on the announcements, the combined monthly reduction in asset purchases currently amounts to $60 billion, split evenly between Agency RMBS and U.S. Treasury securities, leaving current monthly purchases of Agency RMBS at $10 billion and U.S. Treasury securities at $15 billion. The Federal Reserve has stated that it will further reduce its monthly purchases if conditions continue to broadly improve as anticipated, although it expects to continue to reinvest principal payments from its holdings into additional asset purchases. Notwithstanding its view that the broader economy has strengthened considerably, the Federal Reserve continues to express concern that inflation persistently below its 2% objective could pose risks to economic performance.
In its July 2014 statement, in addition to announcing its intention to further reduce its monthly asset purchases, the Federal Open Market Committee, or "FOMC," reiterated its intention to maintain the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that it continues to anticipate, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors that it will likely maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends.
Since the Federal Reserve's initial taper announcement in December 2013, long-term interest rates have declined. As of June 30, 2014, the 10-year U.S. Treasury yield was 2.53% as compared to 2.72% as of March 31, 2014 and 3.03% as of December 31, 2013. Prices of Agency RMBS have also rallied. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, rose to 102.78 as of June 30, 2014, up from 100.66 at March 31, 2014 and 99.34 as of December 31, 2013.
Notwithstanding the recent decline in interest rates, we believe that there remains substantial risk that interest rates could begin to rise again. Market speculation has shifted from the tapering of asset purchases by the Federal Reserve to the timing of a tightening of monetary policy through interest rate increases by the Federal Reserve. This reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its June 2014 National Foreclosure Report:

	As of
Number of Units(1)	June 2014	June 2013
Seriously Delinquent Mortgages	1,679	2,224
Foreclosure Inventory	648	998
(1) Shown in thousands of units.

Note: Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and Real Estate Owned, or "REO," property.
As the above table indicates, both the number of seriously delinquent mortgages and the number of homes in foreclosure have declined significantly over the past year. This decline supports the thesis that as many homeowners have re-established equity in their homes through recovering real estate prices, they have become less likely to become delinquent and default on their mortgages.
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	June 2014	May 2014	June 2013
Single-family(1)	619	639	596
Multi-family(1)	351	350	256
(1) Shown in thousands of units.
Source: U.S. Census Bureau
As of June 2014, average single-family housing starts during the trailing three months fell 3.1% as compared to May 2014, to 619,000 units. Multi-family housing starts were essentially unchanged during the same period. On a year-over-year basis, while multi-family housing starts during the trailing three months increased over 37% from June 2013, single-family housing starts essentially remained flat, as continuing tight residential mortgage loan underwriting standards have likely impacted demand for new single-family homes. Even though home prices have recovered meaningfully over the last few years, this recovery has not translated into growth in single-family housing starts. This suggests that the recovery in home prices may have been driven more by the active purchase of foreclosure inventory by institutional investors, as opposed to by an increase in demand for traditional owner-occupied single-family housing.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2014 showed that, on average, home prices had increased from May 2013 by 9.4% and 9.3% for its 10- and 20-City Composites, respectively, rising at their slowest pace since February 2013. Recently, the home price indices have flattened out, suggesting that the pace of home price appreciation in 2013 will likely not be repeated in 2014. Compared to December 2013, the 10- and 20-City Composites increased 2.9% and 3.0%, respectively. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their summer 2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of June 2014, the national inventory of foreclosed homes fell to 648,000 units, a 25% decline when compared to June 2013; this represented the thirty-second consecutive month with a year-over-year decline and the lowest level since November 2008. As a result, there are much fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
The Freddie Mac survey 30-year fixed mortgage rate ended the second quarter at 4.14%, a 26 basis point decline from the end of the first quarter. The Refinance Index published by the Mortgage Bankers Association, or "MBA," fell approximately 4.8% over the second quarter on a seasonally adjusted basis, and similarly the MBA's Market Composite Index, a measure of mortgage application volume, fell 2.6% over the second quarter on a seasonally adjusted basis. The decreases in the indices in the second quarter reversed much of the gains during the first quarter and continued the 2013 trend whereby both indices declined.

The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period from September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through June 2014, there has been a decoupling of these two time series. As the figure below shows, by June 2014 the MBA Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 to September 2013. One possible explanation for this divergence is that because mortgage rates were so low for so long before finally increasing in mid-2013, many borrowers may now believe that they have missed the opportunity to refinance. It is a central question in the Agency RMBS market whether these subdued refinancing speeds will continue to persist, and if so, for how long.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index
(Application Volume)
3.0%
3.2%
3.4%
3.6%
3.8%
4.0%
4.2%
4.4%
4.6%
4.8%
Freddie Mac Survey
30-Year Fixed Mortgage Rate (inverted)
09/2012
10/2012
11/2012
12/2012
01/2013
02/2013
03/2013
04/2013
05/2013
06/2013
07/2013
08/2013
09/2013
10/2013
11/2013
12/2013
01/2014
02/2014
03/2014
04/2014
05/2014
06/2014
MBA Refinance Index
Freddie Mac Survey 30-Year Fixed Mortgage Rate

On August 1, 2014, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of July 2014 the U.S. unemployment rate increased slightly to 6.2%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 209,000 during July, a level that is considered reflective of improving labor market conditions. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation no longer represent a significant impediment to a continuing housing recovery. However, the continued recovery of the housing market, while supported by still-historically-low mortgage rates and the momentum of improving home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination, and the uneven pace of the recovery of the U.S. economy.
GSE Developments
On May 13, 2014, Mel Watt, director of FHFA, presented the FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, or "Strategic Plan," and the 2014 Conservatorship Scorecard for Fannie Mae and Freddie Mac. The Strategic Plan outlines the FHFA's plan to clarify and refine representation and warranty guidelines. Examples offered by Watt include the GSE's relaxation of payment history requirements and elimination of automatic repurchases when mortgage insurance is rescinded. Reflective of his tendency to favor policies that promote affordability through expanded credit, Watt announced that the FHFA will maintain conforming loan limits for GSEs rather than implementing the reductions that were proposed in late 2013 by former FHFA director Ed DeMarco. Credit risk transfers to private investors, which increase capital flows while reducing tax payer risk, are to grow to $90 billion per agency, triple the amount required in 2013. The FHFA continues to re-evaluate the implementation of DeMarco's proposed initiative to raise guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac business. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loan against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs. Decreased expectations of g-fee increases are suggestive of potentially faster prepayment speeds.
Under Watt, the FHFA has reinvigorated the Home Affordable Finance Program, or "HARP," outreach effort by hosting town hall-style meetings in areas with high concentrations of borrowers eligible for the program, which targets high loan-to-value loans owned or guaranteed by GSEs. We believe this may result in only marginally higher refinancings for higher coupon loans to pre-HARP borrowers.
To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. There have been several proposals offered by members of Congress, including the Corker-Warner bill introduced in June 2013, the Johnson-Crapo bill introduced in March 2014, and the Partnership to Strengthen Homeownership Act, which was introduced in July 2014. Though it appears unlikely that one of these bills will be passed in its current form, features may be incorporated into future proposals.
The Johnson-Crapo bill would create a new regulator, the Federal Mortgage Insurance Corp., or "FMIC." The FMIC's backing for MBS would come in the form of a Mortgage Insurance Fund, which would be designed to protect investors' losses beyond a 10% first-loss position held by private investors. The FMIC would supervise private-sector participants in the mortgage sector and provide additional means of support to the mortgage market during economic downturns. The FMIC would also be responsible for establishing securitization standards and underwriting requirements for any loans that are included in securities guaranteed by the FMIC. The Johnson-Crapo bill also details how regulators would wind down Fannie Mae and Freddie Mac, and begin the transition to the new housing finance system. The plan provides for the process to take place over a five-year period, at the end of which the FMIC would be required to have met several benchmarks, including establishing a new securitization platform and approving a "sufficient number" of guarantors, aggregators, private mortgage insurers, and multi-family guarantors.
The Partnership to Strengthen Homeownership Act proposes a Ginnie Mae insurance program whereby private investors would own a minimum 5% first-loss position in all pools guaranteed by the agency, with Ginnie Mae and a private reinsurer sharing the remaining 95% of the risk on a pari passu basis. Provisions for the wind-down and potential privatization and recapitalization of Fannie Mae and Freddie Mac are also provided.
Passage of any GSE reform bill before the upcoming mid-term elections in November will be challenging. Ultimately, we believe that a reduced role for (or elimination of) the GSEs would present many opportunities for us and other private investors to fill the resulting void.
Bank Regulatory Capital Changes
Upcoming changes in banking regulations could impact MBS and ABS pricing, as well as the availability and cost of financing of MBS and ABS assets. The Federal Reserve's current implementation of the Basel III rules on bank Supplementary Leverage Ratios, or "SLRs," will significantly curtail the extent to which banks will be permitted to net certain repo and reverse repo agreements against each other when calculating their capital requirements. In addition, rules recently adopted by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency will require the largest U.S. bank holding companies to hold capital equal to 5% of total assets, thus going beyond the 3% minimum set by Basel III rules. As a consequence, in an effort to maximize return on equity, banks may be incentivized to reduce their repo financing operations, especially for lower-profit-margin financings such as those involving U.S. Treasury securities and Agency RMBS. U.S. banking regulators also released a notice of proposed rulemaking outlining some minor changes to the SLR rules that would make the U.S. SLR definitions more similar to those currently used in Europe. In particular, these proposed rules would result in slightly more stringent capital treatment of repo lending activities. In addition, full implementation of Basel III regulations, in particular the carve-out rules related to accumulated other comprehensive income, or "AOCI," are likely to reduce bank demand for assets with higher duration, and as a result could hurt the liquidity of the tradable MBS market. Under the AOCI carve-out rules, banks with more than $250 billion in assets will be required to include mark-to-market gains and losses on available-for-sale, or "AFS," securities when calculating their Tier 1 capital. This incentivizes banks to classify Agency RMBS as held-to-maturity and other illiquid assets, effectively locking more bank-held Agency RMBS out of the tradable market, and thus reducing market liquidity. In addition, banks will likely want to reduce the risk of their AFS securities holdings, which will incentivize them to hold lower duration assets such as 15-year Agency RMBS. While our access to repo financing continues to not be negatively impacted, it is still possible that certain of our lending institutions could, in the future, decide to curtail their repo lending activities in response to these developments, particularly in connection with repo financing on Agency RMBS. However, it is also possible that these changes will create opportunities for smaller banks and/or non-bank lenders to enter the repo financing market, and in fact we continue to see smaller broker-dealers becoming more active in the Agency pool repo financing market.
Portfolio Overview and Outlook
Non-Agency
As of June 30, 2014, the value of our long non-Agency portfolio was $657.7 million, as compared to $637.9 million as of March 31, 2014, representing an increase of 3.1%. Over the course of the second quarter, we increased our holdings of CLOs, European non-dollar denominated RMBS, and non-performing/sub-performing residential loans. Our holdings of non-Agency RMBS and CMBS declined slightly.
Credit spreads on non-Agency RMBS continued to tighten over the course of the second quarter, as strong investor appetite, propelled in large part by retail bond fund inflows, has fueled demand for higher yielding assets among fixed income products. While non-Agency RMBS credit spreads have tightened, we are still finding attractive buying opportunities, for example in sectors where we believe defaults have finally "burned out," but where market prices have yet to reflect much default burnout. At the same time, we have taken advantage of the spread tightening by opportunistically selling assets that we believe have become overvalued, since we continue to believe that certain non-Agency RMBS sectors may now have limited remaining upside potential. For example, we believe that the recent increases in home prices have led the market to ascribe too much value to certain later vintage sub-prime RMBS securities. In fact, we believe that the combination of longer resolution timelines and adverse selection of the remaining delinquent loans within these securities implies that loss severities may not come down at all. As yields continue to compress in the non-Agency RMBS market, factors such as these make prudent and careful security selection, based on loan level analysis performed on a security by security basis, of paramount importance.
While we believe that fundamental factors, such as home price appreciation and a declining foreclosure inventory, remain relatively positive for non-Agency RMBS, we believe that on the technical side the non-Agency MBS market remains vulnerable, especially to a resumption of increases in long-term interest rates. The non-Agency MBS market has become dominated by large bond mutual funds, and is therefore now driven indirectly by the large-scale behavior of retail investors. This behavior tends to be much more momentum-driven, as evidenced in mid-2013 when the increase in U.S. Treasury yields was followed by substantial retail bond fund outflows, thereby putting downward pressure on prices as redemptions forced bond mutual fund managers to sell assets. This technical vulnerability has been heightened further by the fact that dealers, faced with regulatory requirements such as Basel III and the Volcker Rule, are no longer willing to hold large inventories of non-Agency MBS, and thus are no longer able to absorb large-scale selling by bond funds into their inventories. In the meantime, however, demand for non-Agency MBS assets remains strong.
While CMBS new issuance volume declined approximately 3% to $25.8 billion during the six months ended June 30, 2014 as compared to same period of 2013, CMBS assets performed very well during the second quarter as credit spreads have generally continued to tighten in this sector as well. We expect that new issuance of CMBS may pick up in the second half of 2014, as volume has increased significantly in the month of July. We continue to find attractive opportunities in CMBS "B-pieces," which are the most subordinated (and therefore the highest yielding and riskiest) tranches. Ellington is among the most active participants in this market, and we believe that these assets represent an attractive complement to our legacy CMBS holdings, which tend to be lower yielding, but more actively traded. We are also actively sourcing various private transactions in the commercial real estate space. As of June 30, 2014, our investment in CMBS was $28.0 million, as compared to $32.6 million as of March 31, 2014.
We continue see compelling opportunities in distressed small balance commercial loans. As of June 30, 2014, we had investments in ten loans with a value of $37.4 million, compared to twelve loans valued at $39.0 million as of March 31, 2014. The number and value of our loans held may fluctuate significantly from period to period, especially as these distressed loans are resolved or sold. Our investments in this asset class have performed extremely well, and we are continuing to source new opportunities.
Our European non-dollar denominated RMBS holdings have also performed well, and as mentioned above, during the second quarter we increased our holdings within this asset class. As of June 30, 2014, we had investments in European non-dollar denominated RMBS of $29.2 million, up from $26.1 million as of March 31, 2014. Our holdings include RMBS denominated in British pounds as well as in euros, and include mezzanine as well as senior tranches. Our strategy of focusing on smaller, undervalued securities paid off during the second quarter, as we were able to sell some of our first quarter purchases at attractive profits. We expect that the volume of asset sales from European banks will increase significantly in 2014, as regulators continue to put pressure on these banks to reduce the overall size of their balance sheets, increase capital ratios and divest non-core activities.

The rally in residential non-performing/sub-performing loans, or "residential NPLs," continued in the second quarter, with whole loan prices reaching new post-crisis highs on improved financing, rising home prices, and broad institutional demand outweighing supply. In general, residential NPL prices are up several points in 2014, with residential NPLs from large national banks generally trading, as a percentage of underlying property value, in the mid-to-high 60%'s in judicial foreclosure states and high-70%'s to low 80%'s in non-judicial foreclosure states. The positive price performance is largely due to increased institutional interest in and support for the sector. The U.S. Department of Housing and Urban Development's, or "HUD's," June 2014 NPL auction drew bids from 27 different institutional investors, as compared to only 16 bidders for a HUD NPL pool offered one year ago. Bidders in the June 2014 auction included hedge funds, private equity funds, REITs, and investment banks. After a slow first quarter, transaction volume increased notably during the second quarter, although these transactions were highly concentrated, with roughly two-thirds of the quarter's volume attributable to HUD activity.
During the second quarter, we purchased just one small pool of residential NPLs. Given the run-up in prices of assets in this sector, we have acquired residential NPLs at a slower pace than we originally anticipated. However, with Freddie Mac entering the market in July as a seller, in its first ever auction of residential NPLs, we remain optimistic that we will continue to see a heavy volume of residential NPLs, and that this will ultimately generate additional opportunities for us. Meanwhile, we are focusing our efforts on acquiring smaller pools. These opportunities typically originate from smaller community banks, and we have found that these smaller transactions may offer not only better potential returns in our view, but also more attractive terms.
We also continue to find attractive investment opportunities in CLOs, particularly legacy CLOs. We have been active in this sector since early 2013. The new issue CLO market has been very robust, with 2014 on pace to be a record year. As a result of this increased supply, yield spreads on mezzanine tranches of new issue CLOs widened significantly in the second quarter, despite general yield spread tightening in most other fixed income sectors. Meanwhile, investor and dealer selling of legacy CLOs, to make room for new issuance, has been quite heavy, thereby forcing spreads wider for legacy product. This has enabled us to acquire legacy CLOs, where we prefer the return profile, at attractive prices. Over the course of the second quarter, we significantly increased our holdings of CLOs to $81.3 million as of June 30, 2014, up from $47.5 million as of March 31, 2014. As of June 30, 2014, CLOs represented 12.4% of our non-Agency portfolio.
Active portfolio trading is a key element of our strategy. Our non-Agency portfolio turnover during the second quarter, as measured by sales, excluding principal paydowns, was 18%. We actively trade our portfolio not only for the generation of total return, but also to enhance the composition of our portfolio.
During the second quarter of 2014, we continued to hedge our non-Agency portfolio against credit-related risks, primarily using hedging instruments that we believe will provide greater protection in the event of a macro-economic downturn. These hedging instruments include, among others, short positions (through credit default swaps, or "CDS,") on corporate bond indices, and short positions (through total return swaps) in certain publicly traded REITs. Over the second quarter, we increased our short position in CDS on corporate bond indices, which are principally related to high-yield corporate credits. During the second quarter, high yield corporate credit spreads also continued to tighten, in many cases to record levels.
Agency
As of June 30, 2014, we held Agency RMBS with a value of $961.8 million, compared to $927.7 million as of March 31, 2014. Agency RMBS rallied in the second quarter, continuing the first quarter trend. Our Agency RMBS portfolio is principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special prepayment characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other prepayment characteristics.
As discussed above in "—Federal Reserve and Monetary Policy," the Federal Reserve has continued to taper its monthly purchases of Agency RMBS and U.S. Treasury securities. While the Federal Reserve will likely cease its monthly bond purchases by the fall of this year, it has stated that it will continue to reinvest paydown proceeds from its held portfolio into additional Agency RMBS and U.S. Treasury securities. Similar to the first quarter, the additional supply of Agency RMBS that resulted from the taper was readily absorbed during the second quarter by other market participants. As the Federal Reserve continues to taper its purchases, its market dominance will further wane, which we believe will create additional opportunities for us and other private investors.
During the second quarter, our Agency RMBS purchasing activity continued to focus primarily on higher coupon specified pools. As in the first quarter, pay-ups (price premiums for specified pools relative to their generic pool "TBA" counterparts) increased during the second quarter, thus continuing the reversal of the pay-up declines of the second half of 2013. Notwithstanding these increases of the past two quarters, pay-ups for many specified pool sectors remain well below their previous highs. Yield spreads on fixed rate reverse mortgage pools, which had tightened about 30 basis points during the first quarter, continued this trend and tightened an additional 10-15 basis points in the second quarter, as issuance of reverse mortgage pools continued to slow.
Prepayment rates increased only marginally in the second quarter, and they remain low by historical standards relative to the current level of mortgage rates. However, based on observations in the beginning of the third quarter, we believe that prepayments may soon begin to increase. As a result, we are still finding it attractive to buy pools with prepayment protection, particularly in those sectors that are more susceptible to increased prepayments. For the second consecutive quarter, and despite an approximate 25 basis point drop in mortgage rates during April and May, our Agency interest only securities performed well during the quarter, as prepayments increased but remained relatively low.
While Agency RMBS prices generally increased in the second quarter, over the near term we believe that the combined effects of continued Federal Reserve tapering and a potential rise in mortgage originations may ultimately put pressure on valuations of Agency RMBS. We also think it is unlikely that interest rate volatility will remain as subdued as it was in the first and second quarters. While both of these factors may weigh on the performance of Agency RMBS relative to U.S. Treasury securities, we believe that each of these factors should weigh more heavily on TBAs as compared to specified pools, so they should actually support specified pool pay-ups. As the Federal Reserve continues to taper its Agency RMBS purchases, which are concentrated in purchases of TBAs, specified pools should outperform TBAs. The effects of the taper can already be observed in the TBA roll market: TBA roll prices in early July were noticeably weaker than they were at the beginning of the second quarter. We have also noted that as dealer balance sheets contract in light of regulatory changes and risk appetite decreases, the depth of the Agency RMBS market has weakened somewhat. Essentially, this means that the amount of a particular asset that can be bought or sold without materially impacting its price has declined. At the same time, however, the decline in competition from dealers is helping us to find attractive opportunities to purchase assets.
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
Over the course of the second quarter and consistent with our strategy, we continued to hedge against the risk of rising interest rates, primarily with interest rate swaps and TBAs. Since long-term interest rates declined during the quarter, our interest rate hedges generated net losses, thereby partially reducing the impact of increasing asset prices. Notwithstanding the recent trend of declining interest rates and the relatively muted level of volatility, we believe the risk of higher near-term volatility in the Agency RMBS market remains. This reinforces the importance of our ability to hedge our risks using a variety of tools, including TBAs. Active trading of both assets and hedges has, and continues to be, a key element of our Agency RMBS strategy.
Financing
During the second quarter, we have continued to find repo financing to be readily available for both Agency RMBS and non-Agency MBS. In fact, dealers have actually increased their appetite for providing repo financing for both Agency and non-Agency MBS. As a result of this increased competition, our average repo borrowing costs declined for the three month period ended June 30, 2014 as compared to March 31, 2014, with our non-Agency repo average borrowing costs declining by 2 basis points to 1.92%, and with our Agency repo average borrowing costs declining by 2 basis points to 0.36%. In addition, other repo terms have improved, including a modest decline in our required haircuts. As of June 30, 2014, our outstanding reverse repos were with 16 different counterparties.
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

Financial Condition
The following table summarizes our investment portfolio as of June 30, 2014 and December 31, 2013. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2014					December 31, 2013
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS and Residential Mortgage Loans	$747,911	$504,864	$67.50	$459,362	$61.42	$885,145	$600,835	$67.88	$546,616	$61.75
Non-Agency CMBS and Commercial Mortgage Loans	130,774	65,462	50.06	65,703	50.24	97,332	56,880	58.44	56,366	57.91
Other ABS	70,139	67,635	96.43	67,980	96.92	38,422	36,287	94.44	36,786	95.74
Total Non-Agency MBS, Mortgage loans, and, Other ABS	948,824	637,961	67.24	593,045	62.50	1,020,899	694,002	67.98	639,768	62.67
Agency RMBS:
Floating	23,277	24,592	105.65	24,662	105.95	28,746	30,618	106.51	30,274	105.31
Fixed	783,461	841,489	107.41	828,252	105.72	778,295	801,060	102.92	813,677	104.55
Reverse Mortgages	54,328	59,473	109.47	59,855	110.17	56,154	61,308	109.18	62,708	111.67
Total Agency RMBS	861,066	925,554	107.49	912,769	106.00	863,195	892,986	103.45	906,659	105.03
Total Non-Agency and Agency MBS, Mortgage loans, and Other ABS	$1,809,890	$1,563,515	$86.39	$1,505,814	$83.20	$1,884,094	$1,586,988	$84.23	$1,546,427	$82.08
Agency Interest Only RMBS	n/a	$36,240	n/a	$35,538	n/a	n/a	$40,504	n/a	$39,826	n/a
Non-Agency Interest Only and Principal Only MBS and Other(2)	n/a	$18,089	n/a	$17,384	n/a	n/a	$5,782	n/a	$5,313	n/a
TBAs:
Long	$136,038	$134,347	$98.76	$132,854	$97.66	$101,150	$96,856	$95.76	$96,691	$95.59
Short	(750,647)	(797,705)	106.27	(792,172)	105.53	(784,888)	(811,957)	103.45	(813,757)	103.68
Net Short TBAs	$(614,609)	$(663,358)	$107.93	$(659,318)	$107.27	$(683,738)	$(715,101)	$104.59	$(717,066)	$104.87
Short U.S. Treasury Securities	$(5,000)	$(4,961)	$99.23	$(4,977)	$99.55	$(20,000)	$(19,607)	$98.03	$(19,899)	$99.49
Short European Sovereign Bond	$(22,062)	$(24,457)	$110.85	$(23,143)	$104.90	$(7,337)	$(7,681)	$ 104.68	$(7,633)	$ 104.04
Repurchase Agreements	$30,537	$30,537	$100.00	$30,537	$100.00	$27,962	$27,962	$100.00	$27,943	$99.93
Short Common Stock	n/a	$(25,723)	n/a	$(25,925)	n/a	n/a	$(6,369)	n/a	$(6,313)	n/a
Real Estate Owned	n/a	$1,641	n/a	$1,658	n/a	n/a	$—	n/a	$—	n/a
Total Net Investments		$931,523		$877,568			$912,478		$868,598

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Includes equity tranches and similar securities.

The following table summarizes our financial derivatives portfolio as of June 30, 2014 and December 31, 2013. For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2014		December 31, 2013
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices(1)	$17,763	$(4,298)	$46,072	$(11,805)
Short CDS on RMBS and CMBS Indices(2)	(72,146)	2,882	(72,422)	4,876
Short CDS on Individual RMBS(2)	(23,524)	13,812	(26,426)	16,296
Net Mortgage-Related Derivatives	(77,907)	12,396	(52,776)	9,367
Long CDS on Corporate Bond Indices	116,034	20,700	74,425	13,226
Short CDS on Corporate Bond Indices	(271,561)	(25,901)	(337,815)	(23,902)
Long CDS on Corporate Bonds	4,395	(2,287)	—	—
Written Options on CDS on Corporate Bond Indices(3)	(20,790)	(76)	22,588	190
Long Total Return Swaps on Corporate Equities (4)	31,506	20	51,018	4
Short Total Return Swaps on Corporate Equities (4)	(13,450)	(40)	(10,397)	(67)
Interest Rate Derivatives:
Long Interest Rate Swaps (5)	633,640	11,497	387,700	(879)
Short Interest Rate Swaps (6)	(1,118,141)	(4,851)	(1,164,400)	19,368
Long U.S. Treasury Note Futures (7)	33,700	200	227,200	(2,370)
Long Eurodollar Futures (8)	4,000	—	—	—
Short Eurodollar Futures (8)	(763,000)	(321)	(14,000)	(3)
Short U.S. Treasury Note Futures (9)	(17,600)	(15)	—	—
Purchased Payer Swaptions (10)	8,300	(486)	15,000	61
Written Payer Swaptions (11)	(17,300)	492	(4,000)	(84)
Purchased Receiver Swaptions (12)	25,000	2	—	—
Purchased Straddle Options (13)	30,000	(144)	—	—
Written Straddle Options (14)	(37,000)	168	—	—
Total Net Interest Rate Derivatives		6,542		16,093
Other Derivatives:
Long Foreign Currency Forwards (15)	8,640	52	—	—
Short Foreign Currency Forwards (16)	(40,900)	(314)	(6,575)	(38)
Total Net Derivatives		$11,092		$14,873

(1)	Long mortgage-related derivatives represent transactions where we sold credit protection to a counterparty.

(2)	Short mortgage-related derivatives represent transactions where we purchased credit protection from a counterparty.

(3)	Represents the option on our part to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(4)	Notional value represents number of underlying shares or par value times the closing price of the underlying security.

(5)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(6)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(7)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of June 30, 2014 and December 31, 2013, a total of 337 and 1,847 contracts were held, respectively.

(8)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(9)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of June 30, 2014 a total of 88 contracts were held.

(10)	Represents the option on our part to enter into an interest rate swap whereby we would pay a fixed rate and receive a floating rate.

(11)	Represents the option on the part of the counterparty to enter into an interest rate swap with us whereby we would receive a fixed rate and pay a floating rate.

(12)	Represents the option on our part to enter into an interest rate swap with a counterparty whereby we would receive a fixed rate and pay a floating rate.

(13)	Represents the combination of a purchased payer swaption and a purchased receiver swaption on the same underlying swap.

(14)	Represents the combination of a written payer swaption and a written receiver swaption on the same underlying swap.

(15)	Notional amount represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(16)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.

As of June 30, 2014, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.9 billion as compared to $3.0 billion as of December 31, 2013. Total liabilities as of both June 30, 2014 and December 31, 2013 were $2.3 billion. Our portfolios of investments and financial derivatives included in total assets were $1.8 billion as of both June 30, 2014 and December 31, 2013, respectively, while our investments sold short and financial derivatives included in total liabilities were $901.2 million and $890.4 million as of June 30, 2014 and December 31, 2013, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2014, we had a net short TBA position of $663.4 million as compared to $715.1 million as of December 31, 2013.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of June 30, 2014, total assets included $134.3 million of TBAs as well as $792.0 million of a receivable for securities sold relating to unsettled TBA sales. As of December 31, 2013, total assets included $96.9 million of TBAs as well as $813.9 million of a receivable for securities sold relating to unsettled TBA sales. As of June 30, 2014, total liabilities included $797.7 million of TBAs sold short as well as $133.0 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2013, total liabilities included $812.0 million of TBAs sold short as well as $96.8 million of a payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
For a more detailed discussion of our investment portfolio, see "—Trends and Recent Market Developments—Portfolio Overview and Outlook" above.
As of June 30, 2014, our holdings of net short mortgage-related derivatives increased as compared to December 31, 2013. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our short CDS contracts on individual RMBS declined to $23.5 million as of June 30, 2014 from $26.4 million as of December 31, 2013. As there is no longer an active market for CDS on individual RMBS, our portfolio continues to run off.
As of June 30, 2014, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $54.4 million as compared to $26.4 million as of December 31, 2013. Over the same period, we decreased our net short position in CDS on corporate bond indices. As of June 30, 2014, our net short CDS on corporate bond indices decreased to a notional amount of $155.5 million from $263.4 million as of December 31, 2013. In addition, as of the end of both periods, we held an option to enter into a short CDS on a corporate bond index. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
As of June 30, 2014 and December 31, 2013, we held short and long positions in corporate equities. Our short positions were held either directly or through total return swaps, while our long positions were entirely held through total return swaps. Our short and long positions in corporate equities currently reference publicly traded REITs, and can serve either as portfolio hedges or as relative value opportunities.
We use a variety of instruments to hedge interest rate risk in our portfolio, including non-derivative instruments such as TBAs, U.S. Treasury securities and sovereign debt instruments and derivative instruments such as interest rate swaps, Eurodollar and U.S. Treasury futures, and options on the foregoing. The mix of instruments that we use to hedge interest rate risk may change materially from one quarter to the next. As of June 30, 2014, the net notional value of our net short interest rate swaps decreased to $484.5 million from $776.7 million as of December 31, 2013. Including net short TBAs, U.S. Treasury securities and sovereign debt instruments, in the aggregate and based on notional value, our total interest rate hedges were $1.1 billion as of June 30, 2014 as compared to $1.5 billion as of December 31, 2013. We have also entered into foreign currency forward contracts in order to hedge risks associated with foreign currency fluctuations.
We have entered into reverse repos to finance some of our assets. As of each of June 30, 2014 and December 31, 2013, indebtedness outstanding on our reverse repos was approximately $1.2 billion. As of June 30, 2014, we had total Agency RMBS financed with reverse repos of $944.6 million as compared to $881.4 million as of December 31, 2013. As of June 30, 2014, we had total non-Agency assets financed with reverse repos of $438.3 million as compared to $576.0 million as of December 31, 2013. Outstanding indebtedness under reverse repos for Agency RMBS as of June 30, 2014 and December 31, 2013 was $891.0 million and $842.3 million, respectively, while outstanding indebtedness under reverse repos for our non-

Agency portfolio as of June 30, 2014 and December 31, 2013 was $297.8 million and $393.9 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. As of June 30, 2014, our debt-to-equity ratio was 1.89 to one and as of December 31, 2013, our debt-to-equity ratio was 1.98 to one. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of June 30, 2014 and December 31, 2013, our derivative and TBA counterparties posted an aggregate value of approximately $27.4 million and $19.8 million of collateral with us, respectively as of each date. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the six month period ended June 30, 2014, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $13.4 billion as compared to $10.0 billion for the six month period ended June 30, 2013. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of June 30, 2014, our equity increased by approximately $5.1 million to $631.1 million from $626.0 million as of December 31, 2013. This increase principally consisted of a net increase in equity resulting from operations for the six months ended June 30, 2014 of approximately $44.0 million, an increase related to the contribution from our non-controlling interests of approximately $1.2 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payment of approximately $0.4 million offset by a decrease for dividends paid of approximately $40.1 million and approximately $0.5 million in distributions to a joint venture partner. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interest of a joint venture partner, was $624.1 million as of June 30, 2014.

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
Results of Operations for the Three Month Periods Ended June 30, 2014 and 2013
The table below represents the net increase in equity resulting from operations for the three month periods ended June 30, 2014 and 2013.

	Three Month Period Ended June 30,
(In thousands except per share amounts)	2014	2013
Interest income	$20,996	$20,335
Expenses:
Base management fee	2,368	2,405
Incentive fee	—	1,182
Interest expense	2,416	2,582
Other investment related expenses	1,232	327
Other operating expenses	1,974	1,671
Total expenses	7,990	8,167
Net investment income	13,006	12,168
Net realized and change in unrealized gain (loss) on investments	14,399	(17,373)
Net realized and change in unrealized gain (loss) on financial derivatives	(6,588)	16,910
Net foreign currency gain (loss)	387	—
Net increase in equity resulting from operations	21,204	11,705
Less: Net increase in equity resulting from operations attributable to non-controlling interests	257	105
Net increase in shareholders' equity resulting from operations	$20,947	$11,600
Net increase in shareholders' equity resulting from operations per share	$0.81	$0.49
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the three months ended June 30, 2014 and 2013 was $20.9 million and $11.6 million, respectively. The increase in our net income period over period was primarily driven by an increase in net realized and unrealized gains on our investments, net foreign currency gains, and a slight increase in net investment income, partially offset by an increase in net realized and unrealized losses on our financial derivatives. Total return based on changes in "net asset value" or "book value" for our common shares was 3.36% for the three months ended June 30, 2014 as compared to 1.57% for the three months ended June 30, 2013. Average equity for the three months ended June 30, 2014 was $628.5 million as compared to $581.6 million for the comparable period of 2013. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $13.0 million for the three months ended June 30, 2014 as compared to $12.2 million for the three months ended June 30, 2013. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income as well as lower incentive fees for the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013.
Interest Income
Interest income was $21.0 million for the three month period ended June 30, 2014 as compared to $20.3 million for the three month period ended June 30, 2013. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from both our non-Agency and Agency portfolios increased slightly. Our non-Agency holdings benefited from an increase in yields period over period, while our Agency portfolio benefited from both an increase in size and yield. Each period, our interest income on our Agency RMBS included a benefit associated with declines in prepayments, thereby positively impacting yields on held securities as well. For the three month period ended June 30, 2014, interest income from our non-Agency portfolio was $13.0 million while for the three month period ended June 30, 2013, interest income was $12.7 million. For the three month period ended June 30, 2014, interest income from our Agency RMBS was $8.0 million while for the three month period ended June 30, 2013, interest income was $7.6 million.
The following table details our interest income, average holdings, and average yields based on amortized cost for the three month periods ended June 30, 2014 and 2013:

	Non-Agency(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended June 30, 2014	$12,971	$571,646	9.08%	$8,009	$949,292	3.37%	$20,980	$1,520,938	5.52%
Three month period ended June 30, 2013	$12,684	$583,496	8.70%	$7,641	$856,932	3.57%	$20,325	$1,440,428	5.64%

(1)	Amounts exclude non-performing loans, for which interest income is not generally accrued.
Base Management Fees
For each of the three month periods ended June 30, 2014 and 2013, base management fee incurred, which is based on total equity at the end of each quarter, was $2.4 million.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.2 billion and $1.1 billion for the three month periods ended June 30, 2014 and 2013, respectively. The increase in average borrowed funds under reverse repos was driven mainly by our financing of larger non-Agency and Agency portfolios. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, decreased to $2.4 million for the three month period ended June 30, 2014 as compared to $2.6 million for the three month period ended June 30, 2013. Our total average borrowing cost under our reverse repos was 0.77% for the three month period ended June 30, 2014 as compared to 0.89% for the three month period ended June 30, 2013. For the three month period ended June 30, 2014, 26.3% of our average borrowings under reverse repos were related to our non-Agency portfolio. For the three month period ended June 30, 2013, 29.1% of our average borrowings were related to our non-Agency portfolio. Increasing competition among repo dealers has led to lower rates on our borrowings.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the three month periods ended June 30, 2014 and 2013.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2014	$864,934	$776	0.36%	0.15%	0.32%
For the three month period ended June 30, 2013	$770,252	$797	0.41%	0.20%	0.42%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2014	$307,964	$1,471	1.92%	0.15%	0.32%
For the three month period ended June 30, 2013	$315,851	$1,603	2.04%	0.20%	0.42%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2014	$1,172,898	$2,247	0.77%	0.15%	0.32%
For the three month period ended June 30, 2013	$1,086,103	$2,400	0.89%	0.20%	0.42%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.18% and 1.32% for the three month periods ended June 30, 2014 and 2013, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.34% and 4.32% for the three month periods ended June 30, 2014 and 2013, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three month period ended June 30, 2014. Incentive fee incurred for the three month period ended June 30, 2013 was $1.2 million. The return hurdle for each calculation period was based on a 9% annual rate. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, disposition fees paid to a joint venture partner upon the sale/resolution of certain distressed mortgage loans, as well as various other expenses and fees directly related to our financial assets. For the three month period ended June 30, 2014 and June 30, 2013 other investment related expenses were $1.2 million and $0.3 million, respectively. The increase is principally due to increased dividends paid in connection with a larger portfolio of short equities for the three months ended June 30, 2014 as compared to the same period of 2013.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended June 30, 2014 were $2.0 million as compared to $1.7 million for the three month period ended June 30, 2013. The increase in our other operating expenses was primarily related to increased professional fees and custody and other fees.
Net Realized and Unrealized Gains on Investments
During the three month period ended June 30, 2014, we had net realized and unrealized gains on investments of $14.4 million as compared to net realized and unrealized losses of $17.4 million for the three month period ended June 30, 2013. Net realized and unrealized gains on investments of $14.4 million for the three month period ended June 30, 2014 resulted principally from net realized and unrealized gains on both our non-Agency and Agency RMBS portfolios, as well as on CMBS, distressed commercial loans, and residential mortgage loans, partially offset by net realized and unrealized losses on our net short TBAs, short government debt, CLOs, and real estate owned properties. Our net short TBAs and government debt securities were used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. For the three month period ended June 30, 2014 net gains on our non-Agency and Agency MBS portfolios, commercial mortgage loans, and residential mortgage loans were $31.1 million, while net losses on our net short TBAs and government debt, CLOs, and real estate owned properties were $16.8 million. During the three month period ended June 30, 2014, non-Agency RMBS and CMBS rallied as credit spreads continued to tighten during the period. This was due, at least in part, to strong investor appetite, as demonstrated by significant retail investor bond fund inflows, which have fueled demand for higher yielding assets among fixed-income products. Non-Agency RMBS assets have also benefited from rising home prices and declining foreclosure inventory. Agency RMBS benefited from declining long-term interest rates and relatively low volatility during the period. We actively traded both our non-Agency and Agency portfolios, thereby monetizing gains. As of June 30, 2014, the yield on the benchmark 10-year U.S. Treasury was 2.53% as compared to 2.72% as of March 31, 2014.

Net realized and unrealized losses on investments of $17.4 million for the three month period ended June 30, 2013 resulted principally from net realized and unrealized losses on our Agency RMBS and our non-Agency portfolio, partially offset by net realized and unrealized gains on our net short TBAs and U.S. Treasury securities.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the three month period ended June 30, 2014, we had net realized and unrealized losses on our financial derivatives of $6.6 million as compared to net realized and unrealized gains of $16.9 million for the three month period ended June 30, 2013. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. We began purchasing European non-dollar denominated RMBS in late 2013, and so since that time we have also been transacting in foreign exchange derivatives such as forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, and to a lesser extent short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. We also use total return swaps to take synthetic long or short positions in certain mortgage- or real estate-related corporate entities. Net realized and unrealized losses of $6.6 million on our financial derivatives for the three month period ended June 30, 2014 resulted primarily from net losses of $7.3 million related to our interest rate hedges other than futures, as interest rates declined during the quarter, and net losses of $2.4 million related to our CDS on corporate bond indices, CDS on RMBS and CMBS indices, and CDS on corporate bonds, partially offset by net realized and unrealized gains of $3.1 million related to our net long positions on total return swaps, our net short position in futures, and our short positions in CDS on individual RMBS. Our net long total return swaps on equities of mortgage- and real estate-related corporate entities were the primary contributor of our net gains during the quarter. The benchmark 5-year swap rate ended the period slightly lower than where it began at approximately 1.70% as compared to 1.80% as of March 31, 2014, but it ranged even lower over the course of most of the period, falling as low as 1.58%.
Net realized and unrealized gains on our financial derivatives of $16.9 million for the three month period ended June 30, 2013 resulted principally from net realized and unrealized gains on our interest rate swaps and CDS on RMBS and CMBS indices, partially offset by net realized and unrealized losses on our futures, CDS on corporate bond indices, and total return swaps.

Results of Operations for the Six Month Periods Ended June 30, 2014 and 2013
The table below represents the net increase in equity resulting from operations for the six month periods ended June 30, 2014 and 2013.

	Six Month Period Ended June 30,
(In thousands except per share amounts)	2014	2013
Interest income	$42,493	$38,717
Expenses:
Base management fee	4,733	4,373
Incentive fee	—	3,237
Interest expense	5,043	4,724
Other investment related expenses	1,662	327
Other operating expenses	3,968	3,319
Total expenses	15,406	15,980
Net investment income	27,087	22,737
Net realized and change in unrealized gain (loss) on investments	24,095	19,464
Net realized and change in unrealized gain (loss) on financial derivatives	(7,809)	10,250
Net foreign currency gain (loss)	669	—
Net increase in equity resulting from operations	44,042	52,451
Less: Net increase in equity resulting from operations attributable to non-controlling interests	460	516
Net increase in shareholders' equity resulting from operations	$43,582	$51,935
Net increase in shareholders' equity resulting from operations per share	$1.69	$2.35
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the six months ended June 30, 2014 and 2013 was $43.6 million and $51.9 million, respectively. The decrease in our net income period over period was primarily driven by a decline in net realized and unrealized gains on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 7.03% for the six months ended June 30, 2014 as compared to 9.57% for the six months ended June 30, 2013. Average equity for the six months ended June 30, 2014 was $628.2 million as compared to $556.3 million for the comparable period of 2013. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $27.1 million for the six month period ended June 30, 2014 as compared to $22.7 million for the six month period ended June 30, 2013. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income as well as lower incentive fees for the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013.
Interest Income
Interest income was $42.5 million for the six month period ended June 30, 2014 as compared to $38.7 million for the six month period ended June 30, 2013. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from both our non-Agency and Agency portfolios increased, mainly in connection with the increase in size of each portfolio. Additionally, our Agency portfolio has benefited from higher yielding assets relative to one year ago, as purchase yields have increased substantially. Each period included a benefit associated with declines in prepayments on our Agency RMBS, thereby positively impacting yields on held securities as well. For the six month period ended June 30, 2014, interest income from our non-Agency portfolio was $26.5 million while for the six month period ended June 30, 2013, interest income was $24.8 million. For the six month period ended June 30, 2014, interest income from our Agency RMBS was $16.0 million while for the six month period ended June 30, 2013, interest income was $13.9 million. For the six month period ended June 30, 2014, interest income from our Agency RMBS included the positive impact of a $0.3 million adjustment to premium amortization, which in turn was caused by declines in prepayments brought on by higher interest rates. This adjustment for the comparable period of 2013 was $2.1 million.
The following table details our interest income, average holdings, and average yields based on amortized cost for the six month periods ended June 30, 2014 and 2013:

	Non-Agency(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six month period ended June 30, 2014	$26,486	$578,492	9.16%	$15,956	$936,168	3.41%	$42,442	$1,514,660	5.60%
Six month period ended June 30, 2013	$24,802	$548,941	9.04%	$13,903	$845,047	3.29%	$38,705	$1,393,988	5.55%

(1)	Amounts exclude non-performing loans, for which interest income is not generally accrued.
Base Management Fees
For the six month periods ended June 30, 2014 and 2013, base management fee incurred, which is based on total equity at the end of each quarter, was $4.7 million and $4.4 million, respectively. The increase in the base management fee was due to our larger capital base period over period.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.2 billion and $1.0 billion for the six month periods ended June 30, 2014 and 2013, respectively. The increase in average borrowed funds under reverse repos was driven mainly by our financing of larger non-Agency and Agency portfolios. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, increased to $5.0 million for the six month period ended June 30, 2014 as compared to $4.7 million for the six month period ended June 30, 2013. Our total average borrowing cost under our reverse repos was 0.80% and 0.85% for the six month periods ended June 30, 2014 and 2013, respectively. For the six month period ended June 30, 2014, 27.8% of our average borrowings under reverse repos were related to our non-Agency portfolio. For the six month period ended June 30, 2013, 26.6% of our average borrowings were related to our non-Agency portfolio. Increasing competition among repo dealers has led to lower rates on our borrowings.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the six month periods ended June 30, 2014 and 2013.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2014	$844,687	$1,551	0.37%	0.15%	0.33%
For the six month period ended June 30, 2013	$758,187	$1,576	0.42%	0.20%	0.45%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2014	$325,539	$3,111	1.93%	0.15%	0.33%
For the six month period ended June 30, 2013	$275,015	$2,767	2.03%	0.20%	0.45%

Agency and Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2014	$1,170,226	$4,662	0.80%	0.15%	0.33%
For the six month period ended June 30, 2013	$1,033,202	$4,343	0.85%	0.20%	0.45%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.28% and 1.22% for the six month periods ended June 30, 2014 and 2013, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.32% and 4.33% for the six month periods ended June 30, 2014 and 2013, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the six month period ended June 30, 2014. Incentive fee incurred for the six month period ended June 30, 2013 was $3.2 million. The return hurdle for each calculation period was based on a 9% annual rate. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, disposition fees paid to a joint venture partner upon the sale/resolution of certain distressed mortgage loans, as well as various other expenses and fees directly related to our financial assets. For the six month period ended June 30, 2014 and 2013 other investment related expenses were $1.7 million and $0.3 million, respectively. The increase was primarily due to increased dividends paid in connection with a larger portfolio of short equities for the six months ended June 30, 2014 as compared to the same period of 2013.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the six month period ended June 30, 2014 were $4.0 million as compared to $3.3 million for the six month period ended June 30, 2013. The increase in our other operating expenses was primarily related to increased professional fees and custody and other fees.
Net Realized and Unrealized Gains on Investments
During the six month period ended June 30, 2014, we had net realized and unrealized gains on investments of $24.1 million as compared to net realized and unrealized gains of $19.5 million for the six month period ended June 30, 2013. Net realized and unrealized gains on investments of $24.1 million for the six month period ended June 30, 2014 resulted principally from net realized and unrealized gains on both our non-Agency and Agency RMBS portfolios, as well as on CMBS, residential mortgage loans, commercial mortgage loans, and CLOs, partially offset by net realized and unrealized losses on our net short TBAs and short government debt. Our net short TBAs and government debt securities were used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. For the six month period ended June 30, 2014 net gains on our non-Agency and Agency MBS portfolios, residential mortgage loans, commercial mortgage loans, and CLOs were $50.8 million, while net losses on our net short TBAs and government debt were $26.8 million. During the three month period ended June 30, 2014, non-Agency RMBS and CMBS rallied as credit spreads continued to tighten. This was due, at least in part, to strong investor appetite, as demonstrated by significant retail investor bond fund inflows, which have fueled demand for higher yielding assets among fixed-income products. Non-Agency RMBS assets have also benefited from rising home prices and declining foreclosure inventory. Agency RMBS benefited from declining long-term interest rates and relatively low volatility during the period. Over the six month period, Agency RMBS also benefited from greater market clarity around the actions of the Federal Reserve, which in January began its anticipated tapering of monthly asset purchases under its accommodative monetary policies. We actively traded both our non-Agency and Agency portfolios, thereby monetizing gains. After the December 2013 initial taper announcement by the Federal Reserve, Agency RMBS rallied, and have continued to do so through

June 30, 2014. As of June 30, 2014, the yield on the benchmark 10-year U.S. Treasury was 2.53% as compared to 3.03% as of December 31, 2013.
Net realized and unrealized gains on investments of $19.5 million for the six month period ended June 30, 2013 resulted principally from net realized and unrealized gains on our non-Agency portfolio, net short TBAs, and U.S. Treasury securities, partially offset by net realized and unrealized losses on our Agency RMBS.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the six month period ended June 30, 2014, we had net realized and unrealized losses on our financial derivatives of $7.8 million as compared to net realized and unrealized gains of $10.3 million for the six month period ended June 30, 2013. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. We began purchasing European non-dollar denominated RMBS in late 2013, and so since that time we have also been transacting in foreign exchange derivatives such as forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, and to a lesser extent short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. We also use total return swaps to take synthetic long or short positions in certain mortgage- or real estate-related corporate entities. Net realized and unrealized losses of $7.8 million on our financial derivatives for the six month period ended June 30, 2014 resulted primarily from net losses of $17.7 million related to our interest rate swaps, foreign currency forwards, and our net short positions in CDS on RMBS and CMBS indices and CDS on corporate bond indices, partially offset by net realized and unrealized gains of $10.0 million related to our net long positions on total return swaps and our net short position in futures. Our net long total return swaps on equities of mortgage- and real estate-related corporate entities were the primary contributor of our net gains during the six month period ended June 30, 2014. The benchmark 5-year swap rate ended the period at 1.70% as compared to 1.79% as of December 31, 2013, but it ranged even lower over the course of most of the period, falling as low as 1.56%.
Net realized and unrealized gains on our financial derivatives of $10.3 million for the six month period ended June 30, 2013 resulted principally from net realized and unrealized gains on our interest rate swaps, partially offset by net realized and unrealized losses on our CDS on corporate bond indices, CDS on individual RMBS, and futures.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Six Month Period Ended June 30, 2014	$1,170,226	$1,188,831
Six Month Period Ended June 30, 2013	$1,033,202	$1,287,992

The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	As of June 30, 2014
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$368,522	31.0%
31 - 60 Days	348,115	29.3%
61 - 90 Days	292,692	24.6%
91 - 120 Days	3,828	0.3%
121 - 150 Days	28,875	2.4%
151 - 180 Days	146,799	12.4%
	$1,188,831	100.0%
Reverse repos involving underlying investments that we sold prior to June 30, 2014, for settlement following June 30, 2014, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to June 30, 2014 for which delivery of the borrowed funds is not scheduled until after June 30, 2014.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2014, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings was 32.1% with respect to non-Agency assets, 5.5% with respect to Agency RMBS assets and 13.9% overall. As of December 31, 2013 these respective weighted average contractual haircuts were 31.5%, 5.8%, and 16.0%.
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
As of both June 30, 2014 and December 31, 2013, we had $1.2 billion of borrowings outstanding under our reverse repos. As of June 30, 2014, the remaining terms on our reverse repos ranged from 1 to 180 days, with an average remaining term of 62 days. As of December 31, 2013, the remaining terms on our reverse repos ranged from 2 to 180 days, with an average remaining term of 56 days. Our reverse repo borrowings were with a total of sixteen counterparties as of both June 30, 2014 and fourteen counterparties as of December 31, 2013. As of June 30, 2014 and December 31, 2013, our reverse repos had a weighted average borrowing rate of 0.74% and 0.90%, respectively. As of June 30, 2014, our reverse repos had interest rates ranging from 0.26% to 2.25%. As of December 31, 2013, our reverse repos had interest rates ranging from 0.32% to 2.27%. Investments transferred as collateral under the reverse repos had an aggregate estimated fair value of $1.4 billion and $1.5 billion as of June 30, 2014 and December 31, 2013, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity as of June 30, 2014 and December 31, 2013:
As of June 30, 2014:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Credit Suisse First Boston LLC	$40,171	32	6.4%
Wells Fargo Bank, N.A.	$34,315	180	5.4%
As of December 31, 2013:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$48,979	180	7.8%
Credit Suisse First Boston LLC	$46,016	46	7.4%
Barclays Capital Inc.	$45,278	48	7.2%
Although we typically finance most of our holdings of Agency RMBS, as of June 30, 2014 and December 31, 2013, we held unencumbered Agency pools, on a settlement date basis, in the amount of $3.9 million and $11.5 million, respectively.
We held cash and cash equivalents of approximately $145.0 million and $183.5 million as of June 30, 2014 and December 31, 2013, respectively. Since the latter part of the second quarter of 2013, we have increased our level of cash holdings, both as a buffer against the increased market volatility and so as to be able to take advantage of potential investment opportunities.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the six month period ended June 30, 2014, we paid total dividends in the amount of $40.1 million related to the three month periods ended December 31, 2013 and March 31, 2014. In August 2014, our Board of Directors approved a dividend related to the second quarter of 2014 in the amount of $0.77 per share, or approximately $20.1 million, payable on September 15, 2014 to shareholders of record as of August 29, 2014. During the six month period ended June 30, 2013, we paid total dividends in the amount of $52.0 million related to the three month period and year ended December 31, 2012 and the three month period ended March 31, 2013.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Six Month Period Ended June 30, 2014

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.77	$20,070		May 30, 2014	June 16, 2014
Second Quarter	$0.77	$20,070	*	August 29, 2014	September 15, 2014
* Estimated
Six Month Period Ended June 30, 2013

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,036	May 31, 2013	June 17, 2013
Second Quarter	$0.77	$20,040	August 30, 2013	September 16, 2013
For the six month period ended June 30, 2014, our operating activities provided net cash in the amount of $48.4 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $47.3 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $1.1 million for the six month period ended June 30, 2014. In addition, net contributions from non-controlling interests provided cash of $1.2 million. We used $40.1 million to pay dividends, $0.5 million for distributions to a non-controlling interest (our joint venture partner), and $0.1 for other financing activities. As a result there was a decrease in our cash holdings of $38.5 million from $183.5 million as of December 31, 2013 to $145.0 million as of June 30, 2014.
For the six month period ended June 30, 2013, our operating activities used net cash of $317.4 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $382.3 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $64.9 million for the six month period ended June 30, 2013. In addition we received proceeds from issuance of common shares of $125.3 million, net of offering costs, and contributions from a non-controlling interest member provided cash of $4.7 million. We used $52.0 million to pay dividends and $0.2 million for other non-operating activity-related uses. As a result there was an increase in our cash holdings of $142.7 million from $59.1 million as of December 31, 2012 to $201.8 million as of June 30, 2013.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 7 of the notes to our consolidated financial statements.
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of June 30, 2014 and December 31, 2013 there were no repurchase agreements or reverse repos reported net on the Consolidated Statement of Assets, Liabilities, and Equity.
As of June 30, 2014, we had an aggregate amount at risk under our reverse repos with sixteen counterparties of approximately $206.1 million and as of December 31, 2013, we had an aggregate amount at risk under our reverse repos with fourteen counterparties of approximately $244.7 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2014 and December 31, 2013 does not include approximately $4.0 million and $2.8 million, respectively, of net accrued interest, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.

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
As of June 30, 2014, we had an aggregate amount at risk under our derivative contracts with thirteen counterparties of approximately $21.0 million. We also had $10.1 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2013, we had an aggregate amount at risk under our derivatives contracts with eleven counterparties of approximately $23.4 million. We also had $10.1 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, at June 30, 2014 and December 31, 2013, collateral posted by us and held by a third-party custodian in the amount of approximately $20.6 million and $22.6 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2014, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $3.6 million. As of December 31, 2013, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $7.8 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2014 and December 31, 2013 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of mortgage loans underlying RMBS, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. In the current relatively low interest rate environment, one might typically expect higher prepayment rates; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of prepayments is not nearly what would otherwise be expected. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment risk has been heightened by the Federal Reserve's stated commitment to keep interest rates low in order to spur increased growth in the U.S. economy. The government sponsored HARP program, designed to encourage mortgage refinancings, has also become a factor in prepayment risk. Mortgage rates remain very low by historical standards, and as a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.

Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. We selectively hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from certain non-Agency MBS positions.
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2014, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$4,311	$5,385	$(7,550)	$(18,335)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	6,265	12,694	(6,100)	(12,037)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(11,326)	(23,308)	10,669	20,680
Mortgage-Related Derivatives	(366)	(482)	616	1,482
Corporate Securities and Derivatives on Corporate Securities	896	2,076	(611)	(937)
Repurchase Agreements and Reverse Repurchase Agreements	(515)	(644)	694	1,387
Total	$(735)	$(4,279)	$(2,282)	$(7,760)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2014 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Neither we nor our Manager are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. See "Risk Factors -We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any such inquiries or requests. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.
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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	August 7, 2014	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	August 7, 2014	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.