Form 10-Q
period 2014-09-30
Ellington Financial LLC
filed 2014-11-10
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2014
Common Shares Representing Limited Liability Company Interests, no par value	33,449,678

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	September 30, 2014	December 31, 2013
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$129,124	$183,489
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $2,391,276 and $1,688,257)	2,440,828	1,730,130
Financial derivatives–assets, at fair value (Net cost – $45,074 and $50,533)	56,366	59,664
Repurchase agreements (Cost – $47,192 and $27,943)	47,039	27,962
Total investments, financial derivatives, and repurchase agreements	2,544,233	1,817,756
Due from brokers	141,497	82,571
Receivable for securities sold	1,246,205	883,005
Interest and principal receivable	10,953	6,831
Other assets	2,525	1,546
Total Assets	$4,074,537	$2,975,198
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $1,223,043 and $847,602)	$1,221,894	$845,614
Financial derivatives–liabilities, at fair value (Net proceeds – $33,950 and $29,746)	47,331	44,791
Total investments and financial derivatives	1,269,225	890,405
Reverse repurchase agreements	1,395,132	1,236,166
Due to brokers	12,010	19,762
Payable for securities purchased	576,455	193,047
Securitized debt (Proceeds – $849 and $980)	870	983
Accounts payable and accrued expenses	2,144	1,810
Base management fee payable	3,056	2,364
Incentive fee payable	1,400	3,091
Interest and dividends payable	2,138	1,521
Total Liabilities	3,262,430	2,349,149
EQUITY	812,107	626,049
TOTAL LIABILITIES AND EQUITY	$4,074,537	$2,975,198
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(33,443,572 and 25,428,186 shares issued and outstanding)	$796,108	$611,282
Additional paid-in capital – LTIP units	9,269	9,119
Total Shareholders' Equity	805,377	620,401
Non-controlling interests	6,730	5,648
Total Equity	$812,107	$626,049
PER SHARE INFORMATION:
Common shares	$24.08	$24.40

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (300.56%) (a) (v) (x) (y)
Mortgage-Backed Securities (212.31%)
Agency Securities (144.78%) (b)
Fixed Rate Agency Securities (139.61%)
Principal and Interest - Fixed Rate Agency Securities (124.03%)
$25,954	Federal National Mortgage Association Pool	3.50%	10/42	$26,602
17,116	Federal National Mortgage Association Pool	4.00%	11/43	18,152
15,562	Federal National Mortgage Association Pool	4.00%	11/43	16,490
14,850	Government National Mortgage Association Pool	4.00%	9/44	15,784
14,095	Federal National Mortgage Association Pool	5.00%	8/41	15,583
12,100	Federal Home Loan Mortgage Corporation Pool	4.50%	1/44	13,227
12,351	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	13,106
11,623	Federal National Mortgage Association Pool	5.00%	3/41	12,984
11,143	Federal Home Loan Mortgage Corporation Pool	4.00%	9/44	11,750
10,646	Federal National Mortgage Association Pool	4.00%	9/44	11,287
9,734	Federal National Mortgage Association Pool	4.00%	6/44	10,335
9,338	Federal National Mortgage Association Pool	4.50%	10/43	10,088
9,040	Federal Home Loan Mortgage Corporation Pool	4.00%	7/43	9,550
8,721	Federal National Mortgage Association Pool	4.00%	8/43	9,219
8,380	Federal National Mortgage Association Pool	4.50%	2/44	9,069
6,711	Federal National Mortgage Association Pool	5.00%	3/44	7,503
7,076	Federal Home Loan Mortgage Corporation Pool	4.00%	10/44	7,490
7,034	Federal National Mortgage Association Pool	3.50%	11/42	7,234
6,692	Federal National Mortgage Association Pool	3.50%	3/28	7,077
6,464	Federal Home Loan Mortgage Corporation Pool	4.50%	2/44	7,068
6,302	Federal National Mortgage Association Pool	4.50%	10/43	6,824
6,218	Federal National Mortgage Association Pool	4.50%	4/26	6,579
6,072	Federal Home Loan Mortgage Corporation Pool	4.00%	9/44	6,403
5,605	Federal National Mortgage Association Pool	4.50%	2/44	6,142
5,789	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	6,142
5,387	Federal National Mortgage Association Pool	5.00%	3/44	6,022
5,633	Federal National Mortgage Association Pool	4.00%	8/43	5,978
5,333	Federal National Mortgage Association Pool	5.50%	10/39	5,939
5,588	Federal National Mortgage Association Pool	4.00%	8/43	5,906
5,289	Government National Mortgage Association Pool	4.54%	11/62	5,760
5,434	Federal National Mortgage Association Pool	4.00%	5/44	5,753
5,427	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	5,731
5,757	Federal Home Loan Mortgage Corporation Pool	3.00%	1/43	5,721
5,384	Federal Home Loan Mortgage Corporation Pool	3.50%	5/29	5,680
5,011	Federal National Mortgage Association Pool	4.50%	12/43	5,480

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (124.03%) (continued)
$5,179	Federal National Mortgage Association Pool	3.50%	12/28	$5,471
5,155	Federal Home Loan Mortgage Corporation Pool	4.00%	9/44	5,466
5,150	Federal National Mortgage Association Pool	4.00%	6/44	5,448
5,501	Federal National Mortgage Association Pool	3.00%	4/43	5,435
5,108	Federal Home Loan Mortgage Corporation Pool	4.00%	7/44	5,424
5,066	Federal National Mortgage Association Pool	4.00%	5/44	5,374
4,958	Federal National Mortgage Association Pool	4.00%	1/44	5,264
4,684	Federal National Mortgage Association Pool	4.50%	1/44	5,126
4,841	Federal Home Loan Mortgage Corporation Pool	4.00%	9/44	5,124
4,522	Federal Home Loan Mortgage Corporation Pool	4.50%	10/43	4,946
4,623	Federal National Mortgage Association Pool	4.00%	1/43	4,886
4,527	Federal National Mortgage Association Pool	4.00%	9/44	4,800
4,508	Federal Home Loan Mortgage Corporation Pool	4.00%	2/44	4,787
4,514	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	4,770
4,497	Federal Home Loan Mortgage Corporation Pool	4.00%	9/44	4,768
4,312	Federal National Mortgage Association Pool	4.50%	10/43	4,691
4,253	Federal National Mortgage Association Pool	5.00%	10/43	4,686
4,262	Federal National Mortgage Association Pool	4.50%	2/44	4,638
4,387	Federal National Mortgage Association Pool	3.50%	5/29	4,633
4,285	Government National Mortgage Association Pool	4.75%	1/61	4,589
4,188	Federal National Mortgage Association Pool	4.50%	11/43	4,510
4,094	Federal National Mortgage Association Pool	4.50%	3/44	4,462
4,015	Federal National Mortgage Association Pool	5.00%	10/43	4,458
4,138	Federal National Mortgage Association Pool	4.00%	6/44	4,380
4,094	Federal National Mortgage Association Pool	4.00%	4/42	4,327
4,079	Federal National Mortgage Association Pool	4.00%	11/43	4,325
3,988	Federal National Mortgage Association Pool	4.50%	4/44	4,319
3,958	Federal Home Loan Mortgage Corporation Pool	4.50%	12/43	4,290
3,823	Federal National Mortgage Association Pool	5.00%	10/43	4,266
4,035	Federal Home Loan Mortgage Corporation Pool	3.50%	2/29	4,257
3,769	Federal National Mortgage Association Pool	5.00%	1/44	4,237
3,813	Federal National Mortgage Association Pool	5.00%	11/43	4,232
4,162	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	4,232
3,909	Federal National Mortgage Association Pool	4.00%	10/44	4,137
3,742	Federal National Mortgage Association Pool	5.00%	1/44	4,128
3,718	Federal National Mortgage Association Pool	5.00%	11/40	4,117
3,815	Federal National Mortgage Association Pool	4.50%	8/43	4,112
3,838	Federal National Mortgage Association Pool	4.00%	11/33	4,105
3,674	Federal National Mortgage Association Pool	5.00%	10/43	4,094

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (124.03%) (continued)
$298,087	Other Federal National Mortgage Association Pools	3.00% - 6.00%	6/26 - 10/44	$318,998
145,950	Other Federal Home Loan Mortgage Corporation Pools	3.00% - 6.00%	3/28 - 10/44	155,009
20,467	Other Government National Mortgage Association Pools	4.49% - 5.54%	2/60 - 6/64	22,265
				1,007,244
Interest Only - Fixed Rate Agency Securities (1.84%)
68,234	Other Federal National Mortgage Association	3.00% - 5.50%	12/20 - 6/43	9,768
24,917	Other Federal Home Loan Mortgage Corporation	3.00% - 5.50%	12/32 - 1/43	3,663
9,547	Other Government National Mortgage Association	3.00% - 4.75%	7/40 - 11/42	1,526
				14,957
TBA - Fixed Rate Agency Securities (13.74%)
43,978	Federal National Mortgage Association (30 Year)	3.00%	10/14	43,347
23,750	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	10/14	24,231
23,120	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	10/14	22,815
21,600	Federal National Mortgage Association (30 Year)	3.00%	11/14	21,231
				111,624
Total Fixed Rate Agency Securities (Cost $1,124,947)				1,133,825
Floating Rate Agency Securities (5.17%)
Principal and Interest - Floating Rate Agency Securities (2.26%)
5,085	Federal Home Loan Mortgage Corporation Pool	4.92%	4/38	5,440
6,543	Other Federal National Mortgage Association Pools	5.04% - 6.05%	9/35 - 9/37	7,000
5,662	Other Federal Home Loan Mortgage Corporation Pools	2.36% - 5.94%	6/37 - 5/44	5,920
				18,360
Interest Only - Floating Rate Agency Securities (2.91%)
192,100	Other Government National Mortgage Association	0.39% - 6.60%	11/42 - 10/63	15,481
29,766	Other Federal National Mortgage Association	5.50% - 6.60%	4/35 - 7/43	5,161
21,706	Resecuritization of Government National Mortgage Association (w)	4.34%	8/60	2,032
7,692	Other Federal Home Loan Mortgage Corporation	5.85%	8/39	941
				23,615
Total Floating Rate Agency Securities (Cost $40,824)				41,975
Total Agency Securities (Cost $1,165,771)				1,175,800

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/ Number of Properties/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (67.53%)
Principal and Interest - Private Label Securities (66.86%)
$866,595	Various	0% - 9.35%	7/15 - 1/61	$542,990
Total Principal and Interest - Private Label Securities (Cost $504,510)				542,990
Principal Only - Private Label Securities (0.40%)
5,800	Various	—%	8/30	3,248
Total Principal Only - Private Label Securities (Cost $2,671)				3,248
Interest Only - Private Label Securities (0.27%)
60,779	Various	0.50% - 2.00%	6/44 - 9/47	2,149
Total Interest Only - Private Label Securities (Cost $1,387)				2,149
Other Private Label Securities (0.00%)
114,905	Various	—%	6/37 - 10/47	—
Total Other Private Label Securities (Cost $311)				—
Total Private Label Securities (Cost $508,879)				548,387
Total Mortgage-Backed Securities (Cost $1,674,650)				1,724,187
Other Asset-Backed Securities and Loans (13.44%)
126,490	Various	0% - 9.73%	3/17 - 9/68	109,152
Total Other Asset-Backed Securities and Loans (Cost $110,423)				109,152
Commercial Mortgage Loans (3.68%) (t)
34,123	Various	0% - 10.00%	12/14 - 11/17	29,852
Total Commercial Mortgage Loans (Cost $29,850)				29,852
Residential Mortgage Loans (2.11%)
23,551	Various	—%	2/18 - 5/54	17,147
Total Residential Mortgage Loans (Cost $16,324)				17,147
Real Estate Owned (0.92%) (u)
46	Single-Family Houses			5,420
1	Commercial Property			2,044
Total Real Estate Owned (Cost $7,252)				7,464
Private Corporate Investments (0.95%)
5,000	Preferred Equity Investment in Commercial Mortgage-related Partnership			5,000
8,225	Equity Investment in Mortgage Originator			2,686
Private Corporate Investments (Cost $7,924)				7,686
U.S. Treasury Securities (67.15%)
526,091	U.S. Treasury Note	1.75%	9/19	525,452
12,223	U.S. Treasury Note	1.00%	9/17	12,206
7,769	U.S. Treasury Note	2.38%	8/24	7,682
U.S. Treasury Securities (Cost $544,853)				545,340
Total Long Investments (Cost $2,391,276)				$2,440,828

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (5.79%) (a) (c) (x) (y)
$18,492	Deutsche Bank Securities	(0.25)%	10/14	$18,492
	Collateralized by Par Value $15,657
	Sovereign Government Bond, Coupon 3.75%,
	Maturity Date 10/18
8,502	Deutsche Bank Securities	(0.15)%	10/14	8,502
	Collateralized by Par Value $7,580
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
7,602	Barclays Capital Inc.	(0.40)%	10/14	7,602
	Collateralized by Par Value $7,669
	U.S. Treasury Bond, Coupon 3.13%,
	Maturity Date 8/44
7,453	Barclays Capital Inc.	(3.00)%	10/14	7,453
	Collateralized by Par Value $7,500
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 8/19
4,963	Barclays Capital Inc.	(0.10)%	10/14	4,962
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
28	Deutsche Bank Securities	(1.15)%	10/14	28
	Collateralized by Par Value $28
	U.S. Treasury Note, Coupon 1.00%,
	Maturity Date 9/17
Total Repurchase Agreements (Cost $47,192)				$47,039

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-150.46%) (a) (x) (y)
TBA - Fixed Rate Agency Securities Sold Short (-142.70%) (d)
$(248,558)	Federal National Mortgage Association (30 year)	4.00%	10/14	$(261,957)
(192,422)	Federal National Mortgage Association (30 year)	3.50%	10/14	(196,669)
(119,830)	Federal National Mortgage Association (15 year)	3.50%	10/14	(126,046)
(115,217)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	10/14	(121,293)
(84,730)	Federal National Mortgage Association (30 year)	4.50%	10/14	(91,429)
(62,750)	Federal National Mortgage Association (30 year)	5.00%	10/14	(69,263)
(61,110)	Federal National Mortgage Association (15 year)	3.00%	10/14	(62,943)
(38,900)	Federal National Mortgage Association (15 year)	2.50%	10/14	(39,119)
(29,700)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	10/14	(31,180)
(29,300)	Federal National Mortgage Association (30 year)	4.00%	11/14	(30,788)
(27,300)	Federal National Mortgage Association (30 year)	5.00%	12/14	(30,014)
(17,500)	Federal National Mortgage Association (30 year)	4.50%	11/14	(18,837)
(17,300)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	11/14	(18,616)
(14,900)	Government National Mortgage Association (30 year)	4.00%	11/14	(15,768)
(12,631)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	10/14	(13,625)
(9,870)	Federal National Mortgage Association (15 year)	4.00%	10/14	(10,447)
(6,700)	Federal National Mortgage Association (30 year)	5.50%	10/14	(7,464)
(6,000)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	10/14	(6,612)
(4,100)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	10/14	(4,216)
(1,300)	Other Federal Home Loan Mortgage Corporation (30 year)	5.50%	10/14	(1,444)
(1,100)	Other Federal Home Loan Mortgage Corporation (15 year)	4.00%	10/14	(1,162)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$1,158,171)				(1,158,892)
Government Debt Sold Short (-5.38%)
(21,367)	European Sovereign Bonds	2.75% - 3.75%	10/18- 4/19	(23,707)
(12,500)	U.S. Treasury Note	1.25% - 1.63%	10/18- 8/19	(12,389)
(8)	U.S. Treasury Bond	3.13%	8/44	(7,550)
Total Government Debt Sold Short (Proceeds -$44,034)				(43,646)
Common Stock Sold Short (-2.38%)
(2,113)	Publicly Traded Real Estate Investment Trusts			(19,356)
Total Common Stock Sold Short (Proceeds -$20,838)				(19,356)
Total Investments Sold Short (Proceeds -$1,223,043)				$(1,221,894)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (6.94%) (a) (x) (y)
Swaps (6.79%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (Cost - $19,410) (e)	Credit	$114,693	12/18 - 6/19	$20,044
Credit Default Swaps on Asset-Backed Indices (Proceeds -$217) (e)	Credit	1,789	12/37	57
Interest Rate Swaps (f)	Interest Rates	682,994	9/16 - 9/44	8,446
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(18,892)	9/34 - 5/36	12,788
Credit Default Swaps on Asset-Backed Indices (g)	Credit	(66,061)	5/46 - 5/63	2,247
Interest Rate Swaps (h)	Interest Rates	(1,059,638)	2/16 - 9/44	11,518
Total Return Swaps (i)	Equity Market	(3,065)	10/16 - 10/18	29
Total Swaps (Net cost $45,042)				55,129
Futures (0.07%)
Long Futures:
U.S. Treasury Note Futures (k)	Interest Rates	242,100	12/14	477
Eurodollar Futures (j)	Interest Rates	18,000	12/14	—
Short Futures:
Eurodollar Futures (j)	Interest Rates	(186,000)	9/15 - 12/16	65
Equity Index Futures (l)	Credit	(2,850)	12/14	7
Total Futures				549
Options (0.03%)
Purchased Options:
Payer Swaption (n)	Interest Rates	774,000	2/17 - 3/17	261
Options on Eurodollar Futures (o)	Interest Rates	150,000	3/15	31
Total Options (Cost $32)				292
Forwards (0.05%)
Short Forwards:
Currency Forwards (s)	Currency	(21,265)	12/14	396
Total Forwards				396
Total Financial Derivatives–Assets (Net cost $45,074)				$56,366

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Liabilities (-5.83%) (a) (x) (y)
Swaps (-5.77%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $5,461) (e)	Credit	$14,770	1/47 - 10/52	$(4,311)
Credit Default Swaps on Corporate Bond Indices (Proceeds - $1,200) (e)	Credit	3,756	12/17	(1,166)
Credit Default Swaps on Corporate Bonds (Proceeds - $1,968) (e)	Credit	5,005	6/19 - 12/19	(2,583)
Interest Rate Swaps (f)	Interest Rates	438,894	7/16 - 10/44	(1,141)
Total Return Swaps (i)	Equity Market	76,371	6/18 - 10/19	(40)
Short Swaps:
Interest Rate Swaps (h)	Interest Rates	(1,098,816)	3/15 - 9/44	(14,625)
Credit Default Swaps on Asset-Backed Indices (g)	Credit	(16,250)	5/63	(74)
Credit Default Swaps on Corporate Bond Indices (g)	Credit	(284,577)	12/16 - 6/19	(22,463)
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(3,000)	3/35	(378)
Credit Default Swaps on Corporate Bonds (g)	Credit	(2,475)	6/19 - 9/19	(112)
Total Return Swaps (i)	Equity Market	(7,051)	10/18	—
Total Swaps (Net proceeds -$33,692)				(46,893)
Futures (-0.01%)
Long Futures:
Eurodollar Futures (j)	Interest Rates	91,000	3/17 - 6/17	(22)
Short Futures:
Eurodollar Futures (j)	Interest Rates	(143,000)	3/15 - 6/15	(39)
Total Futures				(61)
Options (-0.05%)
Purchased Options:
Payer Swaption (n)	Interest Rates	504,000	1/17 - 2/17	(109)
Straddle Swaption (q)	Interest Rates	30,000	5/29	(79)
Written Options:
Options on Credit Default Swaps on Corporate Bond Indices (m)	Credit	(59,202)	10/14 - 11/14	(158)
Options on Eurodollar Futures (p)	Interest Rates	(150,000)	3/15	(6)
Straddle Swaption (r)	Interest Rates	(34,000)	9/25	(25)
Total Options (Proceeds -$258)				(377)
Total Financial Derivatives–Liabilities (Net proceeds -$33,950)				$(47,331)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014 (CONTINUED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At September 30, 2014, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 92.40%, 44.08%, and 8.30% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At September 30, 2014, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 116.36%, 24.40%, and 1.94% of equity, respectively.

(e)	For long credit default swaps, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For short credit default swaps, the Company purchased protection.

(h)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(i)	Notional value represents number of underlying shares times the closing price of the underlying security.

(j)	Every $1,000,000 in notional value represents one contract.

(k)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of September 30, 2014, 1,934 contracts were held.

(l)	Notional value represents the number of contracts held times 50 times the Index price at September 30, 2014; as of September 30, 2014, 29 contracts were held.

(m)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(n)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(o)	Represents the option on the part of the Company to enter into a futures contract with a counterparty. Every $1,000,000 in notional value represents one contract.

(p)	Represents the option on the part of a counterparty to enter into a futures contract with the Company. Every $1,000,000 in notional value represents one contract.

(q)	Represents the combination of a purchased payer swaption and a purchased receiver swaption on the same underlying swap.

(r)	Represents the combination of a written payer swaption and a written receiver swaption on the same underlying swap.

(s)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(t)	Includes non-performing commercial loans in the amount of $10.6 million whereby principal and/or interest is past due and a maturity date is not applicable.

(u)	Number of properties not shown in thousands, represents actual number of properties owned.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	144.78%
A/A/A	0.64%
Baa/BBB/BBB	4.59%
Ba/BB/BB or below	66.71%
Unrated	83.84%

(w)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(x)	Classification percentages are based on Total Equity.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2014 (CONCLUDED)
(UNAUDITED)

(y)	The following table details the breakout by geographical region of long investments, investments sold short, repurchase agreements, financial derivatives–assets, and financial derivatives–liabilities.

Region	Current Principal/ Notional Value/Number of Properties/Number of Shares	Cost/(Proceeds)	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	3,161,385	$2,342,001	$2,393,715	294.75%
Europe	43,235	41,351	39,427	4.85%
North America (Common Stock)	13,225	7,924	7,686	0.95%
Total		$2,391,276	$2,440,828	300.56%
Investments Sold Short:
North America (TBAs and Government Debt)	(1,121,387)	$(1,178,095)	$(1,178,831)	(145.16)%
Europe (Government Debt)	(21,367)	(24,110)	(23,707)	(2.92)%
North America (Common Stock)	(2,113)	(20,838)	(19,356)	(2.38)%
Total		$(1,223,043)	$(1,221,894)	(150.46)%
Repurchase Agreements:
North America	20,046	$20,045	$20,045	2.47%
Europe	26,994	27,147	26,994	3.32%
Total	47,040	$47,192	$47,039	5.79%
Financial Derivatives–Assets:
North America	634,538	$45,074	$56,365	6.94%
Europe	(8,733)	—	1	—%
Total	625,805	$45,074	$56,366	6.94%
Financial Derivatives–Liabilities:
North America	(617,900)	$(32,133)	$(45,569)	(5.61)%
Europe	(16,675)	(1,817)	(1,762)	(0.22)%
Total	(634,575)	$(33,950)	$(47,331)	(5.83)%

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

(e)	For long credit default swaps on asset-backed indices, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For long credit default swaps on corporate bond indices, the Company sold protection.

(h)	For short credit default swaps on asset-backed securities, the Company purchased protection.

(i)	For short credit default swaps on asset-backed indices, the Company purchased protection.

(j)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(k)	For short credit default swaps on corporate bond indices, the Company purchased protection.

(l)	Notional value represents number of underlying shares times the closing price of the underlying security.

(m)	Every $1,000,000 in notional value represents one contract.

(n)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of December 31, 2013 1,847 contracts were held.

(o)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(p)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(q)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(r)	Includes a loan with a fair value in the amount of $5.0 million where the maturity date may be extended through November 4, 2015 as well as non-performing commercial mortgage loans.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONCLUDED)
(UNAUDITED)

(v)	The following table details the breakout by geographical region of long investments, investments sold short, and repurchase agreements. All financial derivatives were concentrated in North America.

Region	Current Principal/Notional Value/ Number of Shares	Cost/(Proceeds)	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	2,470,650	$1,682,533	$1,724,370	275.44%
Europe	7,641	5,724	5,760	0.92%
Total	2,478,291	$1,688,257	$1,730,130	276.36%
Investments Sold Short:
North America (TBAs and Government Debt)	(804,888)	$(833,656)	$(831,564)	(132.82)%
Europe (Government Debt)	(7,337)	(7,633)	(7,681)	(1.23)%
North America (Common Stock)	(763)	(6,313)	(6,369)	(1.02)%
Total		$(847,602)	$(845,614)	(135.07)%
Repurchase Agreements:
North America	19,675	$19,675	$19,675	3.15%
Europe	8,287	8,268	8,287	1.32%
Total	27,962	$27,943	$27,962	4.47%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$22,521	$24,069	$65,014	$62,786
EXPENSES
Base management fee	3,056	2,378	7,789	6,751
Incentive fee	1,400	2,038	1,400	5,275
Interest expense	2,179	3,277	7,222	8,001
Other investment related expenses	1,184	85	2,846	412
Compensation expense	358	523	1,030	1,283
Custody and other fees	560	355	1,411	1,010
Professional fees	553	436	1,772	1,214
Agency and administration fees	306	295	893	838
Insurance expense	191	176	573	529
Directors' fees and expenses	70	57	200	200
Share-based LTIP expense	65	43	191	129
Total expenses	9,922	9,663	25,327	25,642
NET INVESTMENT INCOME	12,599	14,406	39,687	37,144
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	2,449	10,731	16,887	35,326
Financial derivatives	(9,477)	(6,442)	(9,075)	(12,774)
Foreign currency transactions	(1,455)	—	(1,202)	—
	(8,483)	4,289	6,610	22,552
Change in net unrealized gain (loss) on:
Investments	(2,560)	(4,867)	7,096	(10,000)
Financial derivatives	12,056	(2,005)	3,845	14,578
Foreign currency translation	(465)	—	(48)	—
	9,031	(6,872)	10,893	4,578
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	548	(2,583)	17,503	27,130
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	13,147	11,823	57,190	64,274
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	199	96	660	612
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$12,948	$11,727	$56,530	$63,662
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.46	$0.45	$2.13	$2.73

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2014			Nine Month Period Ended September 30, 2013
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2013 and 12/31/2012, respectively)	$620,401	$5,648	$626,049	$506,355	$—	$506,355
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			39,687			37,144
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			6,610			22,552
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			10,893			4,578
Net increase in equity resulting from operations	56,530	660	57,190	63,662	612	64,274
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Proceeds from the issuance of shares(1)	188,400		188,400	125,600		125,600
Shares issued in connection with incentive fee payment	309		309	1,058		1,058
Contribution from non-controlling interests		1,524	1,524		4,664	4,664
Dividends(2)	(59,720)	(490)	(60,210)	(71,368)	(648)	(72,016)
Distributions to non-controlling interest		(1,099)	(1,099)		—	—
Adjustment to non-controlling interest	(486)	486	—	—	—	—
Offering costs	(247)		(247)	(262)		(262)
Share-based LTIP awards	190	1	191	128	1	129
Net increase (decrease) in equity from transactions	128,446	422	128,868	55,156	4,017	59,173
Net increase in equity	184,976	1,082	186,058	118,818	4,629	123,447
ENDING EQUITY (9/30/2014 and 9/30/2013, respectively)	$805,377	$6,730	$812,107	$625,173	$4,629	$629,802

(1)	For the nine month period ended September 30, 2014 proceeds from the issuance of shares is net of an underwriters' discount of $3.0 million.

(2)	For the nine month periods ended September 30, 2014 and 2013, dividends totaling $2.31 and $3.06, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended
	September 30, 2014	September 30, 2013
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$57,190	$64,274
Cash flows provided by (used) in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	(10,678)	(4,578)
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(8,115)	(22,552)
Amortization of premiums and accretion of discounts (net)	(6,036)	(15,485)
Purchase of investments	(2,899,745)	(1,763,022)
Proceeds from disposition of investments	2,118,261	1,166,380
Proceeds from principal payments of investments	135,376	145,570
Proceeds from investments sold short	1,429,501	905,142
Repurchase of investments sold short	(1,087,703)	(652,073)
Payments made to open financial derivatives	(18,692)	(11,720)
Proceeds received to close financial derivatives	41,677	35,406
Proceeds received to open financial derivatives	43,471	27,986
Payments made to close financial derivatives	(65,865)	(26,686)
Shares issued in connection with incentive fee payment	309	1,058
Share-based LTIP expense	191	129
(Increase) decrease in assets:
Increase in repurchase agreements	(19,077)	(27,344)
Increase in receivable for securities sold	(363,200)	(299,719)
Increase in due from brokers	(58,926)	(42,415)
Increase in interest and principal receivable	(4,122)	(972)
Increase in other assets	(1,182)	(713)
Increase (decrease) in liabilities:
Decrease in due to brokers	(7,752)	(17,214)
Increase in payable for securities purchased	383,408	173,317
Increase in accounts payable and accrued expenses	440	262
Decrease in incentive fee payable	(1,691)	(5,305)
Increase (decrease) in other payables	—	(396)
Increase in interest and dividends payable	617	768
Increase in base management fee payable	692	444
Net cash used in operating activities	(341,651)	(369,458)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Month Period Ended
	September 30, 2014	September 30, 2013
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Proceeds from the issuance of shares	$188,400	$125,600
Contribution from non-controlling interests	1,524	4,664
Offering costs paid	(151)	(350)
Dividends paid	(60,210)	(72,016)
Distributions to non-controlling interest	(1,099)	—
Principal payments on securitized debt	(144)	(292)
Reverse repurchase agreements, net of repayments	158,966	439,505
Net cash provided by financing activities	287,286	497,111
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,365)	127,653
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,489	59,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,124	$186,737
Supplemental disclosure of cash flow information:
Interest paid	$7,110	$7,217
Shares issued in connection with incentive fee payment (non-cash)	$309	$1,058
Share-based LTIP awards (non-cash)	$191	$129
Aggregate TBA trade activity (buys + sells) (non-cash)	$20,616,947	$16,476,137

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)
1. Organization and Investment Objective
Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99.4% owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of the Company's operations and business activities are conducted through the Operating Partnership. Ellington Financial LLC, the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All inter-company accounts are eliminated in consolidation.
The Company is a specialty finance company that primarily acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," residential mortgage loans, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, real property and mortgage-related derivatives. The Company also invests in corporate debt and equity securities, asset-backed securities backed by consumer and commercial assets, or "ABS," non-mortgage-related derivatives and other financial assets.
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
(C) Securities Transactions and Investment Income: Purchases and sales of investments are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on mortgage-backed securities, or "MBS," ABS, commercial and residential mortgage loans, U.S. Treasury securities, sovereign debt, and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. Principal write-offs are generally treated as realized losses. The Company uses the cost recovery method for certain non-performing commercial and residential mortgage loans that have principal and/or interest payments that are more than 90 days past due and for which future cash flows are not estimable.
(D) Cash and Cash Equivalents: Cash and cash equivalents include amounts held in an interest bearing overnight account and money market funds.
(E) Financial Derivatives: The Company enters into various types of financial derivatives. The Company's derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant, or "FCM," acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is reflected on the Consolidated Statement of Assets, Liabilities, and Equity as "Due to Brokers." Conversely, cash collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Statement of Assets, Liabilities, and Equity. The major types of derivatives utilized by the Company are swaps, futures, options and swaptions, and forwards.
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
The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. Primarily to help mitigate interest rate risk, the Company enters into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating rate of interest on a notional principal amount and receives a fixed rate on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates.
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
Futures Contracts: A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. The Company enters into Eurodollar and/or U.S. Treasury Note futures contracts to hedge its interest rate risk. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-

to-market to reflect the current market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
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
Financial derivatives disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, credit default swaps on corporate bonds, interest rate swaps, total return swaps, futures, foreign currency forwards, and options contracts.
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

(H) Securitized Debt: The Company entered into a resecuritization transaction in January 2012, which is accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 825-10, the Company has elected to carry securitized debt at fair value.
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
(J) Investments in Operating Entities: The Company may make non-controlling investments in operating entities such as mortgage originators. Investments in such operating entities may be in the form of preferred and/or common equity, or debt. The Company carries its investments in such entities at fair value.
(K) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against shareholders' equity.
(L) LTIP Units: Long term incentive plan units ("LTIP units") have been issued to the Company's dedicated or partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated or partially dedicated personnel and independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting periods for units issued under the Ellington Incentive Plan for Individuals (the "Individual LTIP") to dedicated or partially dedicated personnel are typically one year and can be up to two years. The vesting periods of Individual LTIP units are typically one year for independent directors. The vesting period for units issued to the Manager under the Ellington Incentive Plan for Entities (the "Manager LTIP") occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.
(M) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties and consist of units convertible into the Company's common shares. Non-controlling interests also include the interest of a joint venture partner in a consolidated subsidiary. The joint venture partner's interest does not consist of units convertible into the Company's common shares. The Company adjusts the non-controlling interests owned by an affiliate of the Manager and certain related parties to align their carrying value with the share of total outstanding operating partnership units ("OP Units") issued by the Operating Partnership to the non-controlling interest. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 9 for further discussion of non-controlling interests.
(N) Dividends: Dividends payable by the Company are recorded in the consolidated financial statements on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
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

OP Units relating to a non-controlling interest are also considered participating securities and, accordingly, are included in the calculation of both basic and diluted EPS.
(Q) Foreign Currency: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Foreign currency transactions and Foreign currency translation, respectively, on the Consolidated Statement of Operations.
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
The Company follows the provisions of ASC 740-10, Income Taxes ("ASC 740-10"), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2013, 2012, 2011, or 2010 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(S) Recent Accounting Pronouncements: In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted AICPA Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with retrospective application; earlier application is prohibited. Management has determined that the Company still meets the definition of an investment company under ASC 946 and, as a result, the presentation of its financial statements has not changed as a result of this ASU.
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
Level 3 valuation methodologies include (i) the solicitation of valuations from third parties (typically, pricing services and broker-dealers), (ii) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, (iii) the assessment of observable or reported recent trading activity, and (iv) principally in connection with investments in private operating entities, other metrics, such as estimated market multiples. The Company utilizes such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument.
Excluding its investments in private operating entities, the Company generally seeks to obtain at least one third-party indicative valuation for each instrument, and often obtains multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. The Company has been able to obtain third-party valuations on the vast majority of the Company's assets and expects to continue to solicit third-party valuations on substantially all of its assets in the future to the extent practical. The Company generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding on the Company and while the Company generally does not adjust valuations it receives, the Company may challenge or reject a valuation when, based on validation criteria, the Company determines that such valuation is unreasonable or erroneous. Furthermore, the Company may determine, based on validation criteria, that for a given instrument the average of the third-party valuations received does not result in what the Company believes to be fair value, and in such circumstances the Company may override this average with its own good faith valuation. The validation criteria include the use of the Company's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The Company's valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed and the differences could be material to the consolidated financial statements.
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at September 30, 2014:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash and cash equivalents	$129,124	$—	$—	$129,124
Investments, at fair value-
Agency residential mortgage-backed securities and U.S. Treasury securities	$—	$1,682,568	$38,572	$1,721,140
Private label residential mortgage-backed securities	—	—	502,070	502,070
Private label commercial mortgage-backed securities	—	—	46,317	46,317
Commercial mortgage loans	—	—	29,852	29,852
Residential mortgage loans	—	—	17,147	17,147
Other asset-backed securities and loans	—	—	109,152	109,152

Description	Level 1	Level 2	Level 3	Total
Investments, at fair value- (continued):	(In thousands)
Real estate owned	$—	$—	$7,464	$7,464
Private corporate investments	—	—	7,686	7,686
Total investments, at fair value	—	1,682,568	758,260	2,440,828
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	12,788	12,788
Credit default swaps on corporate bond indices	—	20,044	—	20,044
Credit default swaps on asset-backed indices	—	2,304	—	2,304
Interest rate swaps	—	19,964	—	19,964
Total return swaps	—	29	—	29
Swaptions	—	261	—	261
Options	—	31	—	31
Futures	549	—	—	549
Forwards	—	396	—	396
Total financial derivatives–assets, at fair value	549	43,029	12,788	56,366
Repurchase agreements	—	47,039	—	47,039
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$549	$1,772,636	$771,048	$2,544,233
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(1,158,892)	$—	$(1,158,892)
Government debt	—	(43,646)	—	(43,646)
Common stock	(19,356)	—	—	(19,356)
Total investments sold short, at fair value	(19,356)	(1,202,538)	—	(1,221,894)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(23,629)	—	(23,629)
Credit default swaps on corporate bonds	—	(2,695)	—	(2,695)
Credit default swaps on asset-backed indices	—	(4,385)	—	(4,385)
Credit default swaps on asset-backed securities	—	—	(378)	(378)
Interest rate swaps	—	(15,766)	—	(15,766)
Total return swaps	—	(40)	—	(40)
Options	—	(164)	—	(164)
Swaptions	—	(213)	—	(213)
Futures	(61)	—	—	(61)
Forwards	—	—	—	—
Total financial derivatives–liabilities, at fair value	(61)	(46,892)	(378)	(47,331)
Securitized debt(1)	—	—	(870)	(870)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(19,417)	$(1,249,430)	$(1,248)	$(1,270,095)

(1)
The asset subject to the resecuritization had a fair value of $2.3 million as of September 30, 2014, which is included on the Consolidated Schedule of Investments under Principal and Interest Private – Label Securities.

Investments under the Agency residential mortgage-backed securities Level 3 category are investments in Agency interest only RMBS securities. There were no transfers of financial instruments between Level 1, Level 2, or Level 3 during the nine month period ended September 30, 2014. The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$422,033	Market Quotes	Non Binding Indicative Price	$1.96	$109.91	$76.65
Other asset-backed securities and loans	102,804	Market Quotes	Non Binding Indicative Price	48.00	162.00	102.08
Private label residential mortgage-backed securities	79,167	Discounted Cash Flows	Yield	3.6%	16.1%	7.3%
			Projected Collateral Prepayments	7.6%	83.6%	40.1%
			Projected Collateral Losses	3.0%	45.2%	13.1%
			Projected Collateral Recoveries	0.0%	25.5%	8.3%
			Projected Collateral Scheduled Amortization	0.0%	79.5%	38.5%
						100.0%
Private label commercial mortgage-backed securities	12,950	Discounted Cash Flows	Yield	14.5%	28.4%	22.7%
			Projected Collateral Losses	0.2%	1.1%	0.8%
			Projected Collateral Recoveries	2.8%	14.1%	8.4%
			Projected Collateral Scheduled Amortization	84.9%	97.0%	90.8%
						100.0%
Other asset-backed securities and loans	6,348	Discounted Cash Flows	Yield	5.9%	13.9%	9.2%
			Projected Collateral Prepayments	—%	73.8%	9.5%
			Projected Collateral Losses	1.1%	94.6%	75.6%
			Projected Collateral Recoveries	—%	92.8%	7.3%
			Projected Collateral Scheduled Amortization	—%	28.0%	7.6%
						100.0%
Private label commercial mortgage-backed securities	33,367	Market Quotes	Non Binding Indicative Price	$10.02	$97.09	$57.28
Performing commercial mortgage loans	19,108	Discounted Cash Flows	Yield	10.0%	19.7%	17.5%
Non-performing commercial mortgage loans	10,744	Discounted Cash Flows	Yield	10.3%	15.0%	13.9%
			Months to Resolution	3.0	28.0	7.9
Non-performing residential mortgage loan pools and real estate owned	24,611	Discounted Cash Flows	Yield	6.5%	12.0%	7.4%
			Months to Resolution	4.0	26.0	12.7
Agency interest only residential mortgage-backed securities	35,069	Market Quotes	Non Binding Indicative Price	$3.76	$30.14	$13.65
Agency interest only residential mortgage-backed securities	3,503	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	(44)	1,401	671
			Projected Collateral Prepayments	57.2%	100.0%	77.0%
			Projected Collateral Scheduled Amortization	0.0%	42.8%	23.0%
						100.0%

(continued)
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Credit default swaps on asset-backed securities	12,410	Net Discounted Cash Flows	Projected Collateral Prepayments	18.7%	56.9%	32.2%
			Projected Collateral Losses	15.8%	46.4%	31.0%
			Projected Collateral Recoveries	7.6%	16.9%	12.5%
			Projected Collateral Scheduled Amortization	15.9%	42.1%	24.3%
						100.0%
Preferred equity investment in commercial mortgage-related private partnership	5,000	Discounted Cash Flows	Yield	10.7%	10.7%	10.7%
			Expected Holding Period (Months)	47.9	47.9	47.9
Equity investment in mortgage originator	2,686	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Includes securitized debt with a fair value of $0.9 million as of September 30, 2014.

(2)	Shown in basis points.
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

The tables below include a roll-forward of the Company's financial instruments for the three month periods ended September 30, 2014 and 2013 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended September 30, 2014

(In thousands)	Ending Balance as of June 30, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$36,240	$(2,188)	$286	$492	$4,695	$(953)	$—	$38,572
Private label residential mortgage-backed securities	485,902	4,770	3,684	(5,030)	79,431	(66,687)	—	502,070
Private label commercial mortgage-backed securities	28,047	145	1,089	(378)	29,496	(12,082)	—	46,317
Commercial mortgage loans	37,415	832	1,029	(382)	8,113	(17,155)	—	29,852
Residential mortgage loans	23,371	878	501	(131)	(547)	(6,925)	—	17,147
Other asset-backed securities and loans	81,315	(2,791)	(170)	(637)	43,353	(11,918)	—	109,152
Real estate owned	1,641	—	18	229	6,033	(457)	—	7,464
Private corporate investments	—	—	—	(239)	7,925	—	—	7,686
Total investments, at fair value	693,931	1,646	6,437	(6,076)	178,499	(116,177)	—	758,260
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	14,162	—	(2,860)	3,004	75	(1,593)	—	12,788
Total financial derivatives– assets, at fair value	14,162	—	(2,860)	3,004	75	(1,593)	—	12,788
Total investments and financial derivatives–assets, at fair value	$708,093	$1,646	$3,577	$(3,072)	$178,574	$(117,770)	$—	$771,048
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(20)	$(28)	$—	$20	$—	$(378)
Total financial derivatives– liabilities, at fair value	(350)	—	(20)	(28)	—	20	—	(378)
Securitized debt:
Securitized debt	(925)	(1)	—	(2)	58	—	—	(870)
Total securitized debt	(925)	(1)	—	(2)	58	—	—	(870)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,275)	$(1)	$(20)	$(30)	$58	$20	$—	$(1,248)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2014. For Level 3 financial instruments held by the Company at September 30, 2014, change in net unrealized gain (loss) of $(2.9) million, $(0.7) million, $(28.6) thousand and $(2.0) thousand, for the three month period ended September 30, 2014 relate to investments, financial derivatives–assets, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended September 30, 2013

(In thousands)	Beginning Balance as of June 30, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2013
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$27,397	$(1,844)	$—	$875	$10,605	$—	$—	$37,033
Private label residential mortgage-backed securities	694,510	7,289	11,187	(5,865)	106,194	(161,333)	—	651,982
Private label commercial mortgage-backed securities	23,906	161	647	139	21,760	(13,342)	—	33,271
Commercial mortgage loans	7,563	31	—	411	6,931	—	—	14,936
Other asset-backed securities	39,840	(658)	38	60	8,334	(2,359)	—	45,255
Total investments, at fair value	793,216	4,979	11,872	(4,380)	153,824	(177,034)	—	782,477
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	21,134	—	(3,113)	2,995	58	(3,459)	—	17,615
Total financial derivatives– assets, at fair value	21,134	—	(3,113)	2,995	58	(3,459)	—	17,615
Total investments and financial derivatives–assets, at fair value	$814,350	$4,979	$8,759	$(1,385)	$153,882	$(180,493)	$—	$800,092
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(541)	$—	$(2)	$222	$—	$2	$—	$(319)
Total financial derivatives– liabilities, at fair value	(541)	—	(2)	222	—	2	—	(319)
Securitized debt:
Securitized debt	(1,168)	(10)	—	30	110	—	—	(1,038)
Total securitized debt	(1,168)	(10)	—	30	110	—	—	(1,038)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,709)	$(10)	$(2)	$252	$110	$2	$—	$(1,357)
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

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Nine Month Period Ended September 30, 2014

(In thousands)	Beginning Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$40,504	$(6,523)	$457	$515	$7,249	$(3,630)	$—	$38,572
Private label residential mortgage-backed securities	580,772	15,359	34,862	(14,366)	233,654	(348,211)	—	502,070
Private label commercial mortgage-backed securities	32,994	497	5,479	(842)	95,665	(87,476)	—	46,317
Commercial mortgage loans	23,887	1,916	1,901	(673)	32,117	(29,296)	—	29,852
Residential mortgage loans	24,062	878	878	823	1,148	(10,642)	—	17,147
Other asset-backed securities and loans	38,069	(3,444)	184	(581)	97,539	(22,615)	—	109,152
Real estate owned	—	—	7	212	7,792	(547)	—	7,464
Private corporate investments	—	—	—	(239)	7,925	—	—	7,686
Total investments, at fair value	740,288	8,683	43,768	(15,151)	483,089	(502,417)	—	758,260
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	16,646	—	(2,135)	2,379	530	(4,632)	—	12,788
Total financial derivatives– assets, at fair value	16,646	—	(2,135)	2,379	530	(4,632)	—	12,788
Total investments and financial derivatives–assets, at fair value	$756,934	$8,683	$41,633	$(12,772)	$483,619	$(507,049)	$—	$771,048
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(59)	$(28)	$—	$59	$—	$(378)
Total financial derivatives– liabilities, at fair value	(350)	—	(59)	(28)	—	59	—	(378)
Securitized debt:
Securitized debt	(983)	(14)	—	(17)	144	—	—	(870)
Total securitized debt	(983)	(14)	—	(17)	144	—	—	(870)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(14)	$(59)	$(45)	$144	$59	$—	$(1,248)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2014. For Level 3 financial instruments held by the Company at September 30, 2014, change in net unrealized gain (loss) of $2.3 million, $(1.9) million, $(28.4) thousand and $(17.0) thousand, for the nine month period ended September 30, 2014 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Nine Month Period Ended September 30, 2013

(In thousands)	Ending Balance as of December 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2013
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,644	$(3,846)	$—	$1,180	$33,055	$—	$—	$37,033
Private label residential mortgage-backed securities	528,366	20,401	30,977	11,518	363,056	(302,336)	—	651,982
Private label commercial mortgage-backed securities	19,327	258	(477)	2,612	58,928	(47,377)	—	33,271
Commercial mortgage loans	9,546	58	482	497	9,481	(5,128)	—	14,936
Other asset-backed securities	—	(775)	569	(866)	56,435	(10,108)	—	45,255
Total investments, at fair value	563,883	16,096	31,551	14,941	520,955	(364,949)	—	782,477
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	36,031	—	(404)	(1,497)	149	(16,664)	—	17,615
Total financial derivatives– assets, at fair value	36,031	—	(404)	(1,497)	149	(16,664)	—	17,615
Total investments and financial derivatives–assets, at fair value	$599,914	$16,096	$31,147	$13,444	$521,104	$(381,613)	$—	$800,092
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(1)	$—	$(59)	$(318)	$—	$59	$—	$(319)
Total financial derivatives– liabilities, at fair value	(1)	—	(59)	(318)	—	59	—	(319)
Securitized debt:
Securitized debt	(1,335)	(31)	—	36	292	—	—	(1,038)
Total securitized debt	(1,335)	(31)	—	36	292	—	—	(1,038)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,336)	$(31)	$(59)	$(282)	$292	$59	$—	$(1,357)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2013, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2013. For Level 3 financial instruments held by the Company at September 30, 2013, change in net unrealized gain (loss) of $19.6 million, $(8.8) million, $(0.3) million, and $36.0 thousand for the nine month period ended September 30, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014	December 31, 2013
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $112,448 and $101,150, respectively)	$111,624	$96,856
Receivable for securities sold relating to unsettled TBA sales	1,158,168	813,933
Liabilities:
TBA securities sold short, at fair value (Current principal: -$1,101,218 and -$784,888, respectively)	$(1,158,892)	$(811,957)
Payable for securities purchased relating to unsettled TBA purchases	(112,286)	(96,762)
Net short TBA securities, at fair value	(1,047,268)	(715,101)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and nine month periods ended September 30, 2014 and 2013 are summarized in the tables below:
September 30, 2014:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2014	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2014	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2014	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2014
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(2,860)	$3,004	$(2,135)	$2,379
Credit default swaps on asset-backed indices	Credit	(2,145)	2,327	(4,261)	2,367
Credit default swaps on corporate bond indices	Credit	(1,459)	414	653	(361)
Total return swaps	Equity Market	1,079	4	8,846	24
Interest rate swaps	Interest Rates	1,953	191	1,904	(3,940)
Futures	Interest Rates	299	(2,023)	1,266	550
Forwards	Currency	2,218	345	2,722	396
Other	Credit/ Interest Rates	(60)	(97)	48	504
		(975)	4,165	9,043	1,919
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(20)	(28)	(59)	(28)
Credit default swaps on asset-backed indices	Credit	166	(55)	2,608	(1,180)
Credit default swaps on corporate bond indices	Credit	(1,878)	5,034	(7,639)	8,948
Credit default swaps on corporate bonds	Credit	369	(395)	510	(620)
Total return swaps	Equity Market	(4,067)	3	(5,041)	27
Interest rate swaps	Interest Rates	(2,218)	174	(6,075)	(7,539)
Futures	Interest Rates	39	2,650	14	2,315
Forwards	Currency	(997)	314	(1,926)	38
Other	Credit/ Interest Rates/Equity Market	104	194	(510)	(35)
		(8,502)	7,891	(18,118)	1,926
Total		$(9,477)	$12,056	$(9,075)	$3,845

September 30, 2013:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended September 30, 2013	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended September 30, 2013	Net Realized Gain/(Loss) for the Nine Month Period Ended September 30, 2013	Change in Net Unrealized Gain/(Loss) for the Nine Month Period Ended September 30, 2013
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(3,113)	$2,995	$(404)	$(1,497)
Credit default swaps on asset-backed indices	Credit	(181)	(1,011)	(4,302)	2,503
Credit default swaps on corporate bond indices	Credit	(84)	44	(3)	—
Total return swaps	Equity Market	907	(112)	911	15
Interest rate swaps	Interest Rates	(512)	(195)	(229)	15,768
Futures	Interest Rates	255	970	103	975
Other	Interest Rates	67	(41)	67	(41)
		(2,661)	2,650	(3,857)	17,723
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(2)	222	(59)	(318)
Credit default swaps on asset-backed indices	Credit	339	959	539	1,772
Credit default swaps on corporate bond indices	Credit	(2,985)	(1,959)	(7,517)	(1,759)
Total return swaps	Equity Market	(53)	96	(448)	43
Interest rate swaps	Interest Rates	(10)	(4,099)	282	(2,997)
Futures	Interest Rates	(1,029)	82	(1,673)	70
Other	Interest Rates/ Equity Market	(41)	44	(41)	44
		(3,781)	(4,655)	(8,917)	(3,145)
Total		$(6,442)	$(2,005)	$(12,774)	$14,578
The Company uses period end notional values as a percentage of average monthly notional values outstanding by instrument type as an indicator of the volume of activity with respect to financial derivatives. For options, interest rate swaps, total return swaps, credit default swaps, futures, and forwards notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 263%, 165%, 164%, 105%, 96%, and 56%, respectively, of average monthly notional values of each such category outstanding during the nine month period ended September 30, 2014. For options, total return swaps, interest rate swaps, futures, and credit default swaps, notional values reflected on the Consolidated Condensed Schedule of Investments represent approximately 387%, 210%, 187%, 179%, and 174%, respectively, of average monthly notional values of each such category outstanding during the year ended December 31, 2013. The Company started trading foreign currency forward contracts in December 2013; foreign currency contracts outstanding at December 31, 2013 represented the entire foreign currency forward activity for the year ended December 31, 2013.
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2014 and December 31, 2013, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices), corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at September 30, 2014 and December 31, 2013, are summarized below:

Credit Derivatives	Amount at September 30, 2014	Amount at December 31, 2013
(In thousands)
Fair Value of Written Credit Derivatives, Net	$12,041	$1,421
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$334	$57
Notional Amount of Written Credit Derivatives (2)	$(140,013)	$(120,497)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$1,910	$249

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. Total net up-front payments received relating to written credit derivatives outstanding at September 30, 2014 and December 31, 2013 were $10.6 million and $2.5 million, respectively.
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
In September 2014, the Company entered into a $150 million "non-mark-to-market" reverse repo facility with an existing counterparty which provides financing for certain types of non-Agency assets for a period of at least two years. After the first 18 months, the facility converts to a rolling facility with a six month cancellation notice period and automatic termination in September 2017. Under the terms of the facility, no additional collateral is required to be posted by the Company based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount outstanding under the facility. As of September 30, 2014, the Company had $58.4 million in borrowings outstanding under the facility and intends to utilize the remaining available credit over the near term.
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with seventeen counterparties and fourteen counterparties, as of September 30, 2014 and December 31, 2013, respectively.
At September 30, 2014, approximately 20% of open reverse repurchase agreements were with one counterparty. At December 31, 2013, approximately 39% of open reverse repurchase agreements were with two counterparties. As of September 30, 2014 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 1 to 723 days and from 2 to 180 days as of December 31, 2013. Interest rates on the Company's open reverse repurchase agreements ranged from (0.10)% to 2.41% as of September 30, 2014 and from 0.32% to 2.27% as of December 31, 2013. The negative interest rate at September 30, 2014 was related to a reverse repurchase agreement on a U.S. Treasury security.
The following table details the Company's outstanding borrowings under reverse repurchase agreements by remaining maturity as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
30 Days or Less	$609,777	0.35%	11	$369,861	0.53%	14
31-60 Days	331,753	0.69%	46	402,206	1.12%	45
61-90 Days	284,665	0.42%	72	320,161	0.78%	72
91-120 Days	36,338	0.40%	106	8,233	1.40%	100
121-150 Days	7,053	0.90%	134	38,856	0.49%	135
151-180 Days	67,134	1.71%	166	96,849	1.90%	179
>360 Days	58,412	2.41%	723	—	—%	—
	$1,395,132	0.61%	72	$1,236,166	0.90%	56
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
As of September 30, 2014 and December 31, 2013, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.56 billion and $1.46 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2014 include investments in the amount of $27.0 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2013 include investments in the amount of $13.3 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $14.3 million and additional securities with a fair value of $11.4 million as of September 30, 2014 as a result of margin calls with various counterparties. The Company posted additional net cash collateral of $2.9 million and additional securities with a fair value of $20.6 million as of December 31, 2013 as a result of margin calls with various counterparties. As of September 30, 2014, our reverse repos included overnight borrowings on U.S. Treasury securities in the amount of $224.4 million.
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

Summary information—For the three month periods ended September 30, 2014 and 2013, the total base management fee incurred was $3.1 million and $2.4 million, respectively. For the nine month periods ended September 30, 2014 and 2013, the total base management fee incurred was $7.8 million and $6.8 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2014 there was no Loss Carryforward.
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
Summary information— Total incentive fee incurred for the three and nine month periods ended September 30, 2014 was $1.4 million. Total incentive fee incurred for the three and nine month periods ended September 30, 2013 was $2.0 million and $5.3 million, respectively.
8. Long-Term Incentive Plan Units
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
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for the three month periods ended September 30, 2014 and 2013 was $0.07 million and $0.04 million, respectively. Total expense associated with Individual LTIPs for the nine month periods ended September 30, 2014 and 2013 was $0.19 million and $0.13 million, respectively.

Detailed below is a roll-forward of the Company's LTIP units outstanding for the three month periods ended September 30, 2014 and 2013:

	Three Month Period Ended September 30, 2014			Three Month Period Ended September 30, 2013
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (6/30/2014 and 6/30/2013, respectively)	375,000	36,052	411,052	375,000	22,096	397,096
Granted	—	5,841	5,841	—	5,466	5,466
Exercised	—	(1,822)	(1,822)	—	(1,782)	(1,782)
LTIP Units Outstanding (9/30/2014 and 9/30/2013, respectively)	375,000	40,071	415,071	375,000	25,780	400,780
LTIP Units Vested and Outstanding (9/30/2014 and 9/30/2013, respectively)	375,000	23,958	398,958	375,000	17,814	392,814
Detailed below is a roll-forward of the Company's LTIP units outstanding for the nine month periods ended September 30, 2014 and 2013:

	Nine Month Period Ended September 30, 2014			Nine Month Period Ended September 30, 2013
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2013 and 12/31/2012, respectively)	375,000	36,052	411,052	375,000	22,096	397,096
Granted	—	5,841	5,841	—	5,466	5,466
Exercised	—	(1,822)	(1,822)	—	(1,782)	(1,782)
LTIP Units Outstanding (9/30/2014 and 9/30/2013, respectively)	375,000	40,071	415,071	375,000	25,780	400,780
LTIP Units Vested and Outstanding (9/30/2014 and 9/30/2013, respectively)	375,000	23,958	398,958	375,000	17,814	392,814
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis following the expiration of a two-year holding period subject to additional limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of September 30, 2014, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
EF SBC 2013-1 LLC
Non-controlling interests also include the interest of a joint venture partner in a consolidated subsidiary of the Company, EF SBC 2013-1 LLC, or "EF SBC." EF SBC holds the Company's investments in certain distressed commercial mortgage loans. The joint venture partner participates in EF SBC on a pari passu basis with the Company at a predetermined percentage, and therefore participates proportionally in all income, expense, gains and losses of EF SBC. The joint venture partner makes capital contributions to EF SBC as new approved investments are purchased by EF SBC, and is generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2014 the joint venture partner's interest in EF SBC was $1.7 million, representing an approximately 5% interest in EF SBC.
The joint venture partner's interest in EF SBC is not convertible into common shares of the Company or OP Units, nor is the joint venture partner entitled to receive distributions that holders of common shares of the Company receive.

10. Common Share Capitalization
Dividends are declared and paid on a quarterly basis in arrears. During the three month periods ended September 30, 2014 and 2013 the Board of Directors authorized second quarter dividends of $0.77 per share. During the nine month periods ended September 30, 2014 and 2013, the Board of Directors authorized three dividends totaling $2.31 per share and $3.06 per share, respectively. Total dividends paid during the three month periods ended September 30, 2014 and 2013 were $20.1 million and $20.0 million, respectively. Total dividends paid during the nine month periods ended September 30, 2014 and 2013 were $60.2 million and $72.0 million, respectively.
On September 8, 2014 the Company completed a follow-on offering of eight million of its common shares. The offering generated net proceeds, after underwriters' discounts and offering costs, in the amount of $188.2 million.
Detailed below is a roll-forward of the Company's common shares outstanding for the three month periods ended September 30, 2014 and 2013:

	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013
Common Shares Outstanding (6/30/2014 and 6/30/2013, respectively)	25,441,750	25,412,011
Share Activity:
Shares issued	8,000,000	—
Shares issued in connection with incentive fee payment	—	5,144
Director LTIP units exercised	1,822	1,782
Common Shares Outstanding (9/30/2014 and 9/30/2013, respectively)	33,443,572	25,418,937
Detailed below is a roll-forward of the Company's common shares outstanding for the nine month periods ended September 30, 2014 and 2013:

	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Common Shares Outstanding (12/31/2013 and 12/31/2012, respectively)	25,428,186	20,370,469
Share Activity:
Shares issued	8,000,000	5,000,000
Shares issued in connection with incentive fee payment	13,564	46,686
Director LTIP units exercised	1,822	1,782
Common Shares Outstanding (9/30/2014 and 9/30/2013, respectively)	33,443,572	25,418,937
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of September 30, 2014 and 2013, the Company's issued and outstanding common shares would increase to 34,070,643 and 26,031,717 shares, respectively, resulting in equity per share of $23.79 and $24.19, respectively, as of September 30, 2014 and 2013.
On August 4, 2011, the Company's Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price, and the Company's financial performance, among other considerations. As of September 30, 2014, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2014	2013	2014	2013
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$12,948	$11,727	$56,530	$63,662
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	98	96	456	612
Net increase in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	13,046	11,823	56,986	64,274
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	12,756	11,546	55,653	62,579
Net increase in shareholders' equity resulting from operations– LTIP units	192	181	877	1,083
Dividends Paid(2):
Common shareholders	(19,590)	(19,571)	(58,934)	(70,152)
LTIP unit holders	(317)	(306)	(950)	(1,216)
Non-controlling interest	(163)	(163)	(326)	(648)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(20,070)	(20,040)	(60,210)	(72,016)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(6,834)	(8,025)	(3,281)	(7,573)
LTIP unit holders	(125)	(125)	(73)	(133)
Non-controlling interest	(65)	(67)	130	(36)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(7,024)	$(8,217)	$(3,224)	$(7,742)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	27,442,146	25,415,809	26,113,839	22,968,604
Weighted average participating LTIP units	411,926	397,897	411,346	397,366
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.77	$0.77	$2.31	$3.06
Undistributed (Distributed in excess of)	(0.31)	(0.32)	(0.18)	(0.33)
	$0.46	$0.45	$2.13	$2.73
Diluted earnings per common share:
Distributed	$0.77	$0.77	$2.31	$3.06
Undistributed (Distributed in excess of)	(0.31)	(0.32)	(0.18)	(0.33)
	$0.46	$0.45	$2.13	$2.73

(1)
For the three and nine month periods ended September 30, 2014, excludes net increase in equity resulting from operations of $0.1 million and $0.2 million, respectively attributable to the joint venture partner, which has a non-participating interest as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
12. Counterparty Risk
As of September 30, 2014, investments with an aggregate value of approximately $1.56 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $27.0 million that were sold prior to period end but for which such sale had not yet settled as of September 30, 2014.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.56 billion in collateral for various reverse repurchase agreements as of September 30, 2014. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $332.2 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	19%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of September 30, 2014:

Dealer	% of Total Due from Brokers
Morgan Stanley	50%
J.P. Morgan Securities Inc.	24%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of September 30, 2014:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	26%
Citigroup	21%
In addition the Company held cash and cash equivalents of $129.1 million and $183.5 million as of September 30, 2014 and December 31, 2013, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	September 30, 2014	December 31, 2013
Bank of New York Mellon Corporation	100%	73%
JP Morgan Prime Money Market Premier Fund	—%	27%
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

The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2014 and December 31, 2013. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$56,366	$(22,108)	$—	$(11,773)	$22,484
Repurchase agreements	47,039	(47,039)	—	—	—
Liabilities
Financial derivatives–liabilities	(47,331)	22,108	—	25,223	—
Reverse repurchase agreements	(1,395,132)	47,039	1,333,817	14,276	—
December 31, 2013:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$59,664	$(24,162)	$—	$(17,273)	$18,229
Repurchase agreements	27,962	(27,962)	—	—	—
Liabilities
Financial derivatives–liabilities	(44,791)	24,162	—	20,629	—
Reverse repurchase agreements	(1,236,166)	27,962	1,205,278	2,926	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, we have reduced the amount of financial instruments transferred or pledged as collateral related to our reverse repurchase agreements and cash collateral pledged on our financial derivative liabilities. Total financial instruments transferred or pledged as collateral on our reverse repurchase agreements as of September 30, 2014 and December 31, 2013 were $1.58 billion and $1.48 billion, respectively. As of September 30, 2014 and December 31, 2013, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $24.4 million and $3.2 million, respectively. As of September 30, 2014 and December 31, 2013, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $27.7 million and $36.4 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2014 and December 31, 2013.

15. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Beginning Shareholders' Equity Per Share (6/30/2014, 6/30/2013, 12/31/2013, and 12/31/2012, respectively)	$24.53	$24.92	$24.40	$24.86
Net Investment Income	0.46	0.57	1.52	1.62
Net Realized/Unrealized Gains (Losses)	0.02	(0.10)	0.67	1.18
Results of Operations Attributable to Equity	0.48	0.47	2.19	2.80
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)	—	(0.03)	(0.03)
Results of Operations Attributable to Shareholders' Equity(1)	0.47	0.47	2.16	2.77
Dividends Paid to Common Shareholders	(0.77)	(0.77)	(2.31)	(3.06)
Weighted Average Share Impact on Dividends Paid (2)	0.03	(0.02)	—	(0.08)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	(0.18)	(0.01)	(0.17)	0.10
Ending Shareholders' Equity Per Share (9/30/2014, 9/30/2013, 9/30/2014, and 9/30/2013, respectively)(3)	$24.08	$24.59	$24.08	$24.59
Shares Outstanding, end of period	33,443,572	25,418,937	33,443,572	25,418,937

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of September 30, 2014 and 2013, shareholders' equity per share would be $23.79 and $24.19, respectively.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Total Return	1.32%	1.82%	8.44%	11.57%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Supplemental Information—Net Asset Value Based Total Return for a Shareholder assuming conversion of all LTIP and OP Units: (1)

	Three Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2014
Total Return	0.08%	7.11%

(1)
Total return is calculated assuming all LTIP and OP Units had been converted into common shares at September 30, 2014. LTIP and OP Units outstanding at September 30, 2014 totaled 627,071 and represent 1.84% of total common shares and LTIP and OP Units outstanding as of that date.

Market Based Total Return for a Shareholder:
For the three month periods ended September 30, 2014 and 2013, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was (4.54)% and 1.97%, respectively. For the nine month periods ended September 30, 2014 and 2013, the Company's market based total return based on the closing price as reported by the

New York Stock Exchange was 7.65% and 44.75%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Net Investment Income (2)(3)	8.02%	9.99%	8.27%	8.89%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.

(3)	Includes all items of income and expense on an annualized basis except for incentive fee expense which is included on a non-annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013	Nine Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2013
Operating expenses before incentive fee, interest expense, and other investment related expenses	(3.03)%	(2.67)%	(2.86)%	(2.77)%
Incentive fee	(0.21)%	(0.32)%	(0.22)%	(0.91)%
Interest expense and other investment related expenses	(1.98)%	(2.11)%	(2.08)%	(1.94)%
Total Expenses	(5.22)%	(5.10)%	(5.16)%	(5.62)%

(1)	Average equity is calculated using month end values.

(2)	Ratios are annualized except for the incentive fee which is not annualized.
16. Subsequent Events
On November 4, 2014, the Company's Board of Directors approved a dividend for the third quarter of 2014 in the amount of $0.77 per share payable on December 15, 2014 to shareholders of record as of December 1, 2014.

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
Executive Summary
We are a specialty finance company that primarily acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," residential mortgage loans, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, real property and mortgage-related derivatives. We also invest in corporate debt and equity securities, asset-backed securities backed by consumer and commercial assets, or "ABS," non-mortgage-related derivatives and other financial assets. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 19-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, our consolidated operating partnership subsidiary (the "Operating Partnership"). As of September 30, 2014, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through September 30, 2014, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that this will continue in the near to medium term. However, while we believe opportunities in U.S. MBS remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing or sub-performing; collateral loan obligations, or "CLOs"; European non-dollar denominated investments; other structured investments backed by real estate or commercial receivables; and private debt and/or equity investments in mortgage originators. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our non-Agency portfolio. We believe that Ellington's proprietary research and analytics allows our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our non-Agency strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2014, we financed our asset purchases almost exclusively through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities, and Equity as "Securitized debt." This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency assets, which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
In September 2014, we completed a follow-on common share offering which resulted in net proceeds of $188.2 million, after offering costs. We partially deployed the net proceeds from the offering during the third quarter in our targeted assets; we expect deployment to be completed during the fourth quarter.
As of September 30, 2014, outstanding borrowings under reverse repos and securitized debt were $1.4 billion and our debt-to-equity ratio was 1.72 to 1. However, excluding outstanding borrowings on U.S. Treasury securities, our debt-to-equity ratio was 1.44 to 1 as of September 30, 2014. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of September 30, 2014, approximately 64.8%, or $904.5 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, other ABS, and U.S. Treasury securities.
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
As of September 30, 2014, our diluted book value per share was $23.79 as compared to $24.14 as of June 30, 2014 and $23.99 as of December 31, 2013.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market include the following:

•
Federal Reserve and Monetary Policy—After measured monthly reductions in net asset purchases, the U.S. Federal Reserve, or "Federal Reserve," concluded its quantitative easing purchase program at the end of October 2014, but also announced that it will continue to reinvest principal payments from existing holdings;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2014 showed, consistent with recent months, that the pace of home price appreciation slowed; meanwhile the Freddie Mac survey 30-year mortgage rate ended the third quarter at 4.20%, up slightly from 4.14% at June 30, 2014. Subsequent to quarter-end, the Freddie Mac survey 30-year mortgage rate fell to 3.92% as of October 23, 2014;

•
Government Sponsored Enterprise, or "GSE," Developments—On October 20, 2014, Federal Housing Finance Agency, or "FHFA," Director Mel Watt provided additional clarity on the GSEs' representation and warranty framework, and also indicated that the GSEs will soon increase the maximum loan-to-value, or "LTV," of loans that the agencies guarantee to 97% from 95%. Further details will be provided by the GSEs in the coming weeks, but both announcements support Watt's goal of expanding mortgage credit availability. While several proposals have been put forth to replace or eliminate the GSEs or materially revise their current roles in the U.S. mortgage market, no definitive legislation has yet been enacted;

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

•
Portfolio Overview and Outlook—Against a backdrop of increased volatility in the broader financial markets during the third quarter relative to the first six months of the year, demand for non-Agency RMBS assets remained relatively strong. These assets continue to be supported by generally positive underlying home price trends and a declining level of foreclosure inventory. Additionally, we continued to implement our diversification strategy, becoming more active in other non-Agency asset classes. Our Agency portfolio remained primarily invested in fixed-rate specified pools, which outperformed their generic pool (TBA) counterparts during the third quarter.

Federal Reserve and Monetary Policy
Since December 2013, the Federal Reserve has announced eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, concluding its purchase program at the end of October 2014. Prior to these "taper" announcements, and since September 2012, the Federal Reserve had been purchasing long-dated U.S. Treasury securities and Agency RMBS assets at the pace of $85 billion per month, comprised of $45 billion of U.S. Treasury securities and $40 billion of Agency RMBS. The Federal Reserve has announced that it will continue to reinvest principal payments from its holdings into additional asset purchases.
In its October 2014 statement, in addition to announcing the end of its monthly asset purchase programs, the Federal Open Market Committee, or "FOMC," reiterated its intention to maintain the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that it continues to anticipate, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, that it will likely maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends. While the Federal Reserve indicated that its expectations for forward rates are slightly higher than in prior meetings, they also reiterated language that the overnight Federal Funds target rate will remain close to zero for a "considerable period," allaying concerns that the Federal Reserve could hike rates as soon as the first quarter of 2015.
Since the Federal Reserve's initial taper announcement in December 2013, long-term interest rates have generally declined. As of September 30, 2014, the 10-year U.S. Treasury yield was 2.49% as compared to 2.53% as of June 30, 2014 and 3.03% as of December 31, 2013. Subsequent to quarter end, the 10-year U.S. Treasury yield fell briefly below 2% on October 15, 2014, and was 2.32% as of October 29, 2014. Prices of Agency RMBS have also rallied over the course of the year. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, was 102.28 as of September 30, 2014, as compared to 102.78 at June 30, 2014 and 99.34 as of December 31, 2013.
Notwithstanding the recent decline in interest rates, we believe that there remains substantial risk that interest rates could begin to rise again. Market speculation has shifted from the tapering of asset purchases by the Federal Reserve to the timing of a tightening of monetary policy through interest rate increases, driven by employment and economic growth in the United States. This reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments.

Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its September 2014 National Foreclosure Report:

	As of
Number of Units(1)	September 2014	September 2013
Seriously Delinquent Mortgages	1,634	2,077
Foreclosure Inventory	607	924
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	September 2014	June 2014	September 2013
Single-family(1)	646	625	598
Multi-family(1)	360	347	270
(1) Shown in thousands of units.
Source: U.S. Census Bureau
As of September 2014, average single-family housing starts during the trailing three months rose 3.4% as compared to June 2014, to 646,000 units. Multi-family housing starts increased by 3.7% during the same period. On a year-over-year basis, while multi-family housing starts during the trailing three months increased by approximately 33% from September 2013, single-family housing starts increased by 8.0%, as continuing tight residential mortgage loan underwriting standards have likely impacted demand for new single-family homes. Even though home prices have recovered meaningfully over the last few years, this recovery has not translated into significant growth in single-family housing starts. This suggests that the recovery in home prices may have been driven more by the active purchase of foreclosure inventory by institutional investors, as opposed to by an increase in demand for traditional owner-occupied single-family housing. In addition, continuing tight mortgage loan underwriting standards are likely part of the cause of this weakness in single-family housing starts.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2014 showed that, on average, home prices had increased from August 2013 by 5.5% and 5.6% for its 10- and 20-City Composites, respectively. The home price indices have flattened out in 2014, suggesting that the pace of home price appreciation in 2013 will likely not be repeated this year. Compared to December 2013, the 10- and 20-City Composites increased 4.7% and 4.8%, respectively. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their autumn 2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of September 2014, the national inventory of foreclosed homes fell to 607,000 units, a 34% decline when compared to September 2013; this represented the thirty-fifth consecutive month with a year-over-year decline and the lowest level since November 2008. As a result, there are much fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
The Freddie Mac survey 30-year fixed mortgage rate ended the third quarter at 4.20%, reflecting a six basis point increase from the end of the second quarter. Subsequent to the end of the third quarter, the rate fell to 3.92% as of October 23, 2014. The Refinance Index published by the Mortgage Bankers Association, or "MBA," fell approximately 2.3% over the third quarter on a seasonally adjusted basis, but increased 32.6% from the end of the third quarter through October 24, 2014. Similarly the MBA's Market Composite Index, a measure of mortgage application volume, fell 2.7% over the third quarter on a seasonally adjusted basis, but increased 14.3% from the end of the third quarter through October 24, 2014.

The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period from September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through September 2014, there has been a decoupling of these two time series. As the figure below shows, by September 2014 the MBA Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 to September 2013. However, the increase in refinancings in October 2014 clearly reflects the decline in average mortgage rates during the same period.

MBA Refinance Index
(Application Volume)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
Freddie Mac Survey
30-Year FIxed Mortgage Rate (inverted)
3.0
3.2
3.4
3.6
3.8
4.0
4.2
4.4
4.6
4.8
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
MBA Refinance Index
Freddie Mac Survey 30-Year Mortgage Rate

On November 7, 2014, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of October 2014 the U.S. unemployment rate declined to 5.8%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 214,000 during October, a level that is considered reflective of improving labor market conditions. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation no longer represent a significant impediment to a continuing housing recovery. However, the continued recovery of the housing market, while supported by still-historically-low mortgage rates and the momentum of improving home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination, and the uneven pace of the recovery of the U.S. economy.
GSE Developments
On October 20, 2014, Mel Watt, Director of the FHFA, delivered a speech providing additional clarity on the GSE’s representation and warranty framework, largely focused on the criteria for life-of-loan exclusions that enable the GSEs to force originators to repurchase loans on account of fraud or non-compliance even after the 36-month window for identifying flawed loans has expired. Additionally, Watt indicated that the GSEs would soon increase maximum LTV ratios from 95% to 97%, with the intent of responsibly expanding credit to lower-down payment borrowers. Further details on both policies are expected in the coming weeks. Previously, on May 13, 2014, Watt presented the FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, or "Strategic Plan," and the 2014 Conservatorship Scorecard for Fannie Mae and Freddie Mac. The Strategic Plan outlines the FHFA's broader plan to clarify and refine representation and warranty guidelines. Examples offered by Watt include the GSE's relaxation of payment history requirements and elimination of automatic repurchases when mortgage insurance is rescinded. Reflective of his tendency to favor policies that promote affordability through expanded credit, Watt announced that the FHFA will maintain conforming loan limits for GSEs rather than implementing the reductions that were proposed in late 2013 by former FHFA director Ed DeMarco. Credit risk transfers to private investors, which increase capital flows while reducing tax payer risk, are to grow to $90 billion per Agency, triple the amount required in 2013. The FHFA continues to re-evaluate the implementation of DeMarco's proposed initiative to raise guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac business. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loan against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs. Decreased expectations of g-fee increases are suggestive of potentially faster prepayment speeds.
Under Watt, the FHFA has reinvigorated the Home Affordable Finance Program, or "HARP," outreach effort by hosting town hall-style meetings in areas with high concentrations of borrowers eligible for the program, which targets high LTV loans owned or guaranteed by GSEs. We believe this may result in only marginally higher refinancings for higher coupon loans to pre-HARP borrowers.
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
Portfolio Overview and Outlook
Non-Agency
As of September 30, 2014, the value of our long non-Agency portfolio was $719.7 million, as compared to $657.7 million as of June 30, 2014, representing an increase of 9.4%. The increase in the size of our portfolio resulted mainly from our September 2014 follow-on common share offering and the partial deployment of the net proceeds received. While as of September 30, 2014 the majority of our portfolio continued to be invested in non-Agency RMBS, during the quarter we continued to implement our strategy to diversify our asset base into adjacent sectors where we believe we can leverage our analytical and research capabilities. Notwithstanding our diversification efforts, we expect that non-Agency RMBS will continue to constitute a majority of our non-Agency portfolio over the near to medium term.
Despite an increase in volatility in the broader financial markets in the third quarter, non-Agency RMBS exhibited relative resilience. By comparison, high yield credit, in which we have been carrying a net short position, widened significantly during the quarter. Data underlying non-Agency RMBS remained generally supportive of valuations, although the rate of national home price appreciation continued to decelerate as compared to the pace of 2013. Foreclosure activity ticked up slightly in the third quarter from the prior quarter, but continued to decline on a year-over-year basis. While we have reduced our overall non-Agency RMBS exposure since the beginning of the year, we are still finding attractive selective buying opportunities, most notably in discount Alt-A hybrid senior positions and in seasoned mezzanine bonds. As market yields for non-Agency RMBS have compressed, prudent and careful security selection, based on loan-level analysis performed on a security-by-security basis, remains of paramount importance.
While we believe that fundamental factors, such as continued home price appreciation and declining foreclosure inventory, remain supportive for non-Agency RMBS in particular, we also believe that on the technical side the entire non-Agency MBS market remains vulnerable, especially to a significant unexpected increase in long-term interest rates. The non-Agency MBS market has become dominated by large bond mutual funds, and is therefore now more heavily impacted by the large-scale behavior of retail investors. This behavior tends to be much more momentum-driven, as evidenced in mid-2013 when the increase in U.S. Treasury yields was followed by substantial retail bond fund outflows, placing downward pressure on prices as redemptions forced bond mutual fund managers to sell assets. This technical vulnerability has been heightened further by the fact that dealers, faced with regulatory requirements such as Basel III and the Volcker Rule, are no longer able to absorb large-scale selling by bond funds into their inventories. Even though demand for non-Agency MBS assets remained robust, we positioned ourselves a bit more cautiously going into the fourth quarter. Our publicly traded partnership structure affords us valuable flexibility, especially in our ability to reduce exposures nimbly through hedging.
The CMBS market was volatile in the third quarter, with active new issue volume. Over the course of the quarter, CMBS bonds generally outperformed the CMBX indices, and in response we sold certain CMBS bonds while continuing to add CMBS "B-pieces." While yield spreads have continued to tighten in CMBS B-pieces, we have continued to find attractive purchase opportunities, although at a slower pace compared to recent quarters. CMBS B-pieces are the most subordinated (and therefore the highest yielding and riskiest) tranches. Ellington has been among the most active participants in this market, and we believe that these assets represent an attractive complement to our legacy CMBS holdings, which tend to be lower yielding, but more actively traded, than CMBS B-pieces. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is broadly available in the secondary market, and better target the collateral profiles and structures we prefer. As of September 30, 2014, our investment in CMBS was $46.3 million, as compared to $28.0 million as of June 30, 2014.
We continue to source various private transactions in the commercial real estate space. For example, during the third quarter we closed a $5.0 million preferred equity investment in a private partnership focused on acquiring and managing equity investments in multifamily apartments and other housing-related properties.
We also continue to see compelling opportunities in distressed small balance commercial loans. As of September 30, 2014, we had investments in twelve loans with a value of $29.9 million, compared to ten loans valued at $37.4 million as of June 30, 2014. The number and value of our loans held may fluctuate significantly from period to period, especially as these distressed loans are resolved or sold. Our investments in this asset class have performed extremely well, and we continue to source new opportunities.
During the third quarter, we continued to expand our investing activities in European non-dollar denominated assets. We actively traded the portfolio, capturing net gains. Yield spreads on many European ABS tightened to pre-crisis levels during the third quarter, as the market was largely driven by anticipated European Central Bank, or "ECB," quantitative easing action, including the September announcement that the ECB plans to directly purchase ABS. While the majority of our European holdings have been in RMBS, we added investments in other asset classes during the third quarter. We purchased our first European CLO as an extension of our U.S. CLO strategy, and we purchased an interest in a pool of Spanish non-performing consumer loans. We expect to continue to add European CLOs to our portfolio in the coming months, and we expect to continue to pursue smaller portfolios of European ABS in Spain, given the lower level of competition for these assets. European banks remain under pressure to shed assets in order to strengthen their balance sheets, increase capital ratios, and divest non-core businesses. This could create buying opportunities for us, but this has also weighed on liquidity, especially in the sub-investment grade and mezzanine European ABS space, as banks and dealers are reluctant to hold inventories. As of September 30, 2014, our investments in European non-dollar denominated assets totaled $39.4 million, up from $33.6 million as of June 30, 2014. Our European holdings include securities denominated in British pounds as well as in euros.
As of September 30, 2014, we increased our holdings of CLOs relative to June 30, 2014. In the U.S. CLO market, we continue to find attractive opportunities in legacy securities, especially in equity positions. Banks have been net sellers of legacy CLOs, as increased capital charges resulting from Dodd-Frank regulations have made them unattractive holdings. We continue to find new issue CLOs to be expensive, especially as we view the underlying credit quality to be deteriorating rapidly. Many of these CLOs include underlying loans issued based on relaxed underwriting standards, or "covenant light"

loans. Over the course of the third quarter, we increased our holdings of legacy CLOs, including our European non-dollar denominated CLOs, to $92.5 million, from $81.3 million as of June 30, 2014.
The volume of sales of residential non-performing/sub-performing loans, or "residential NPLs," continued to be strong in the third quarter, and residential NPL pools continued to be well bid. Widely distributed offerings totaled approximately $8.5 billion in the third quarter, reflecting the highest volume observed in a single quarter since the financial crisis. Sellers included large money center banks and the U.S. Department of Housing and Urban Development, or "HUD," and during the quarter several regional banks entered the market as sellers for the first time this year. Additionally, Freddie Mac came to market with its first transaction during the third quarter. Typical buyers of residential NPL pools have included hedge funds, REITs, private equity funds and a few investment banks. Valuations on large nationally diverse pools were typically in the 70%'s as a percentage of unpaid principal balance, and in the high 70%'s as a percentage of underlying property value. Valuations continue to be supported by improved asset financing, rising home prices, and broad institutional demand, outweighing even the increased supply.
During the third quarter, we did not purchase any new residential NPL pools. Given the run-up in prices in this sector, we have acquired residential NPLs at a slower pace than we originally anticipated. While we continue to evaluate opportunities in some of the larger pool auctions, we are focusing more of our efforts on smaller and lower profile transactions, which typically originate from smaller community banks. We have found that these smaller transactions offer not only better potential returns, but also more attractive terms. As of September 30, 2014, we held $22.6 million in residential NPLs and related foreclosure property, and we have been pleased with the performance of these assets.
During the third quarter, we began investing in U.S. consumer-backed loans and ABS, and as of the end of the quarter held assets valued at $11.1 million. We expect that over time this strategy will become a significant component of our overall non-Agency strategy. In addition, we made our first purchases of distressed corporate loans in October 2014. Both of these sectors represent asset classes that we believe serve as complements to our overall non-Agency strategy, and we believe they enable us to leverage our analytical and research-oriented capabilities.
In September 2014, we announced that we had purchased a preferred equity stake in a reverse mortgage originator. We plan to continue to make strategic investments in originators in need of equity and/or debt capital whereby we believe there is an opportunity to enhance longer term enterprise value, and hence the value of our investment. In certain cases, we expect that our investments will also provide access to desirable assets, such as non-QM loans through flow agreements. We believe that our significant expertise and contacts in the mortgage markets and extensive infrastructure will enable us to assist these entities in further developing and executing their business plans.
During the third quarter, our equities trading strategy generated a net loss of $2.3 million, or $0.08 per share. However, on a year-to-date basis through the first three quarters, this strategy has generated a net gain of $1.0 million, or $0.04 per share.
We also initiated two notable interest rate-related positions in the third quarter. First, we purchased a significant number of out-of-the money payer swaptions at a time when option volatility had dropped to what we viewed as highly attractive levels. As described above, we believe that credit-sensitive markets, including the non-Agency MBS market, remain vulnerable from a technical standpoint to a significant unexpected increase in interest rates; these swaption positions were initiated in no small part for the additional income that they should provide to protect our non-Agency portfolio in a rising interest rate scenario. Second, we initiated a significant "swap spreads" position in the third quarter, whereby we purchased intermediate-term U.S. Treasury securities and simultaneously entered into short interest rate swaps with similar maturities. We initiated this position at a time when we felt that swap spreads (i.e., the difference between interest rate swap yields and U.S. Treasury yields) were abnormally tight; at the same time, we view this position as a hedge against credit spreads generally, including for non-Agency RMBS, since swap spreads and credit spreads have historically been correlated. With these new interest rate-related positions, we feel that we are better protected against "tail risks," (i.e., events that would create significant market dislocations, especially to the credit-sensitive parts of our portfolio, but to which the market seems to be ascribing a low probability of occurrence). As of September 30, 2014, we held long positions in U.S. Treasury securities with a total value of $545.3 million against a duration-matched portfolio of interest rate swaps. We may opportunistically enter into swap spreads trades, or other interest rate-related trades, either as hedges to our portfolio or business, or for speculative purposes.
Active portfolio trading remains a key element of our strategy. Our non-Agency portfolio turnover during the third quarter, as measured by sales, excluding principal paydowns, was 12%. We actively trade our portfolio not only for the generation of total return, but also to enhance the composition of our portfolio.
At the end of the second quarter of 2014, we had increased our short position in credit default swaps, or "CDS," on high yield corporate bond indices as part of our non-Agency portfolio credit hedging strategy, given the very tight levels at which high-yield corporate CDX traded at that time. As high yield corporate credit spreads widened during the third quarter, we reduced some of our positions while rotating others. This activity contributed positively to our earnings during the quarter. Our credit hedges also include, among others, short positions (through total return swaps) in certain publicly traded REITs. We believe these instruments will provide protection in the event of a macro-economic downturn. The extent to which we utilize credit hedges in our non-Agency portfolio will increase or decrease based on our view of current fundamental and technical factors.
Agency
As of September 30, 2014, we held Agency RMBS with a value of $1.064 billion, as compared to $961.8 million as of June 30, 2014. Our Agency RMBS portfolio is principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special prepayment characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other prepayment characteristics.
As anticipated, the Federal Reserve continued to taper its monthly purchases of Agency RMBS and U.S. Treasury securities. The Federal Reserve concluded its monthly bond purchases at the end of October, but expects to continue to reinvest paydown proceeds from its held portfolio into additional Agency RMBS and U.S. Treasury securities.
During the third quarter, specified pools outperformed their TBA counterparts, notwithstanding the fact that Agency RMBS prepayment speeds remained low by historical standards. Contributing to the relatively positive third quarter performance of specified pools was the Federal Reserve's continued reduction in its purchases of Agency RMBS, which have been concentrated in TBAs. As a result, TBA roll prices weakened during the quarter, which in turn provided support to specified pool pay-ups. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Many investors do not wish to take the prepayment risk associated with TBAs, but rather they prefer to buy specified pools. In contrast, the Federal Reserve, as purchaser of TBAs, is much less concerned with prepayment risk, and we believe that as the Federal Reserve continues to reduce its purchases of TBAs, specified pool pay-ups will increase. During the third quarter, our Agency RMBS purchasing activity continued to be focused primarily on specified pools, especially those with higher coupons. In addition, we reduced our holdings of reverse mortgage pools, where yield spreads remained tight during the quarter. Because prepayments remained low, our Agency interest only securities also performed well, both from a cashflow and price perspective.
Over the course of the third quarter, longer-term interest rates were relatively range-bound. Volatility, while somewhat higher in the third quarter relative to the first and second, was still subdued. Despite intra-quarter upward and downward movements spanning approximately 0.4%, the ten-year U.S. Treasury yield ended the quarter at 2.49%, little changed from where it began. However, shorter-term and intermediate-term interest rates increased during the quarter, as market participants anticipated an eventual tightening of monetary policy by the Federal Reserve. We think it is unlikely that overall interest rate volatility will remain as subdued as it was in the first nine months of the year, and in the early part of the fourth quarter we have already seen an uptick in volatility. This reinforces the importance of our ability to hedge our risks using a variety of tools, including TBAs. Over the course of the third quarter and consistent with our strategy, we continued to hedge against the risk of rising interest rates, primarily with interest rate swaps and TBAs. We also believe that increased volatility can create opportunities for us, particularly given our active style of portfolio management.
One metric that we use to measure our overall prepayment risk is our net Agency premium as a percentage of our long Agency RMBS holdings. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short (TBA) Agency RMBS positions. The net short TBA position related to our long Agency RMBS had a notional value of $540.5 million and a fair value of $582.3 million as of September 30, 2014 and a notional value of $502.7 million and a fair value of $546.2 million as of June 30, 2014. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of each of September 30, 2014 and June 30, 2014, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 2.3%. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 6.4% and 7.0% as of September 30, 2014 and June 30, 2014, respectively.
Financing
During the third quarter, we have continued to find repo financing to be readily available for both Agency RMBS and non-Agency MBS. In fact, dealers have actually increased their appetite for providing repo financing for both Agency and non-Agency MBS. In addition, other repo terms have improved, including a modest decline in our required haircuts. As of September 30, 2014, we had outstanding reverse repo borrowings on U.S. Treasury securities in the amount of $224.4 million. During the three months ended September 30, 2014, borrowing rates on U.S. Treasury securities were very low, and in many cases negative.

Additionally, during the third quarter, we entered into a $150 million "non-mark-to-market" reverse repo facility with an existing counterparty which provides financing for certain types of non-Agency assets for a period of at least two years. After the first 18 months of its term, the facility converts to a rolling facility, with a six month cancellation notice period and automatic termination date in September 2017. Under the terms of the facility, no additional collateral is required to be posted by us based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount of outstanding borrowing under the facility. As of September 30, 2014, we had $58.4 million in borrowings outstanding under the facility and we intend to utilize the remaining available credit over the near term. As of September 30, 2014, our outstanding reverse repos were with 17 different counterparties.
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
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modifies the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that began after December 15, 2013, with retrospective application; earlier application is prohibited. We have determined that we still meet the definition of an investment company under ASC 946 and, as a result, the presentation of our financial statements has not changed since the effective date of this ASU.
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
Valuation: We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Financial instruments include investments, derivatives, and repurchase agreements. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these securities.
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

Level 3 valuation methodologies include (i) the solicitation of valuations from third parties (typically, pricing services and broker-dealers), (ii) the use of proprietary models that require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions, (iii) the assessment of observable or reported recent trading activity, and (iv) principally in connection with investments in private operating entities, other metrics, such as estimated market multiples. We utilize such information to assign a good faith fair value (the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction at the valuation date) to each such financial instrument.
Excluding our investments in private operating entities, we generally seek to obtain at least one third-party indicative valuation for each instrument, and often obtain multiple indicative valuations when available. Third-party valuation providers often utilize proprietary models that are highly subjective and also require the use of a significant amount of judgment and the application of various assumptions including, but not limited to, prepayment assumptions and default rate assumptions. We have been able to obtain third-party valuations on the vast majority of our assets and expect to continue to solicit third-party valuations on substantially all of our assets in the future to the extent practical. Generally, we value each financial instrument at the average of all third-party valuations received and not rejected as described below. Third-party valuations are not binding on us, and while we generally do not adjust such valuations, we may challenge or reject a valuation when, based on validation criteria, we determine that such valuation is unreasonable or erroneous. Furthermore, we may determine, based on our validation criteria, that for a given instrument the average of the third-party valuations received does not result in what we believe to be fair value, and in such circumstances we may override this average with our own good faith valuation. Our validation criteria include the use of our own models, recent trading activity in the same or similar instruments, and valuations received from third parties. Our valuation process, including the application of validation criteria, is overseen by the Manager's valuation committee. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the financial instruments existed and the differences could be material to the consolidated financial statements.
See the notes to our consolidated financial statements for more information on valuation.
Securities Transactions and Investment Income: Securities transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. Interest income, which includes accretion of discounts and amortization of premiums on MBS, ABS, commercial and residential mortgage loans, U.S. Treasury securities, sovereign debt, and securitized debt, is recognized over the life of the investment using the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, prepayment and default rate assumptions. These assumptions are re-evaluated not less than quarterly and require the use of a significant amount of judgment. We use the cost recovery method for certain non-performing commercial and residential mortgage loans that have principal and/or interest payments that are more than 90 days past due and for which future cash flows are not estimable. Principal write-offs are generally treated as realized losses.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio as of September 30, 2014 and December 31, 2013. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2014					December 31, 2013
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS and Residential Mortgage Loans	$758,818	$514,733	$67.83	$474,427	$62.52	$885,145	$600,835	$67.88	$546,616	$61.75
Non-Agency CMBS and Commercial Mortgage Loans	165,451	75,256	45.49	76,257	46.09	97,332	56,880	58.44	56,366	57.91
Other ABS and Loans	91,985	89,697	97.51	90,555	98.45	38,422	36,287	94.44	36,786	95.74
Total Non-Agency MBS, Mortgage loans, and Other ABS and Loans	1,016,254	679,686	66.88	641,239	63.10	1,020,899	694,002	67.98	639,768	62.67
Agency RMBS:
Floating	17,290	18,360	106.19	18,430	106.59	28,746	30,618	106.51	30,274	105.31
Fixed	912,505	974,630	106.81	965,307	105.79	778,295	801,060	102.92	813,677	104.55
Reverse Mortgages	30,042	32,614	108.56	32,849	109.35	56,154	61,308	109.18	62,708	111.67
Total Agency RMBS	959,837	1,025,604	106.85	1,016,586	105.91	863,195	892,986	103.45	906,659	105.03
Total Non-Agency and Agency MBS, Mortgage loans, and Other ABS and Loans	$1,976,091	$1,705,290	$86.30	$1,657,825	$83.89	$1,884,094	$1,586,988	$84.23	$1,546,427	$82.08
Agency Interest Only RMBS	n/a	$38,572	n/a	$37,379	n/a	n/a	$40,504	n/a	$39,826	n/a
Non-Agency Interest Only and Principal Only MBS and Other(2)	n/a	$24,852	n/a	$24,237	n/a	n/a	$5,782	n/a	$5,313	n/a
TBAs:
Long	$112,448	$111,624	$99.27	$111,806	$99.43	$101,150	$96,856	$95.76	$96,691	$95.59
Short	(1,101,218)	(1,158,892)	105.24	(1,158,171)	105.17	(784,888)	(811,957)	103.45	(813,757)	103.68
Net Short TBAs	$(988,770)	$(1,047,268)	$105.92	$(1,046,365)	$105.82	$(683,738)	$(715,101)	$104.59	$(717,066)	$104.87
Long U.S. Treasury Securities	$546,083	$545,340	$99.86	$544,853	$99.77	$—	$—	$—	$—	$—
Short U.S. Treasury Securities	$(20,169)	$(19,939)	$98.86	$(19,924)	$98.79	$(20,000)	$(19,607)	$98.03	$(19,899)	$99.49
Short European Sovereign Bonds	$(21,367)	$(23,707)	$110.95	$(24,110)	$112.84	$(7,337)	$(7,681)	$ 104.68	$(7,633)	$ 104.04
Repurchase Agreements	$47,040	$47,039	$100.00	$47,192	$100.32	$27,962	$27,962	$100.00	$27,943	$99.93
Preferred Equity Investment in Commercial Mortgage-related Private Partnership	n/a	$5,000	n/a	$5,000	n/a	n/a	$—	n/a	$—	n/a
Equity Investment in Mortgage Originator	n/a	$2,686	n/a	$2,924	n/a	n/a	$—	n/a	$—	n/a
Short Common Stock	n/a	$(19,356)	n/a	$(20,838)	n/a	n/a	$(6,369)	n/a	$(6,313)	n/a
Real Estate Owned	n/a	$7,464	n/a	$7,252	n/a	n/a	$—	n/a	$—	n/a
Total Net Investments		$1,265,973		$1,215,425			$912,478		$868,598

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Includes equity tranches and similar securities.

The following table summarizes our financial derivatives portfolio as of September 30, 2014 and December 31, 2013. For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2014		December 31, 2013
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices(1)	$16,559	$(4,254)	$46,072	$(11,805)
Short CDS on RMBS and CMBS Indices(2)	(82,311)	2,173	(72,422)	4,876
Short CDS on Individual RMBS(2)	(21,892)	12,410	(26,426)	16,296
Net Mortgage-Related Derivatives	(87,644)	10,329	(52,776)	9,367
Long CDS referencing Corporate Bond Indices	118,449	18,878	74,425	13,226
Short CDS referencing Corporate Bond Indices	(284,577)	(22,463)	(337,815)	(23,902)
Long CDS on Corporate Bonds	5,005	(2,583)	—	—
Short CDS on Corporate Bonds	(2,475)	(112)	—	—
Written Options on CDS on Corporate Bond Indices(3)	(59,202)	(158)	22,588	190
Long Total Return Swaps on Corporate Equities (4)	76,371	(40)	51,018	4
Short Total Return Swaps on Corporate Equities (4)	(10,116)	29	(10,397)	(67)
Interest Rate Derivatives:
Long Interest Rate Swaps (5)	1,121,888	7,305	387,700	(879)
Short Interest Rate Swaps (6)	(2,158,454)	(3,107)	(1,164,400)	19,368
Long U.S. Treasury Note Futures (7)	242,100	477	227,200	(2,370)
Long Eurodollar Futures (8)	109,000	(22)	—	—
Short Eurodollar Futures (8)	(329,000)	26	(14,000)	(3)
Short Equity Index Futures(9)	(2,850)	7	—	—
Purchased Payer Swaptions (10)	1,278,000	152	15,000	61
Written Payer Swaptions (11)	—	—	(4,000)	(84)
Purchased Straddle Options (12)	30,000	(79)	—	—
Written Straddle Options (13)	(34,000)	(25)	—	—
Purchased Options on Eurodollar Futures (14)	150,000	31	—	—
Written Options on Eurodollar Futures (15)	(150,000)	(6)	—	—
Total Net Interest Rate Derivatives		4,759		16,093
Other Derivatives:
Short Foreign Currency Forwards (16)	(21,265)	396	(6,575)	(38)
Total Net Derivatives		$9,035		$14,873

(1)	Long mortgage-related derivatives represent transactions where we sold credit protection to a counterparty.

(2)	Short mortgage-related derivatives represent transactions where we purchased credit protection from a counterparty.

(3)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would receive a fixed rate and pay credit protection payments.

(4)	Notional value represents number of underlying shares times the closing price of the underlying security.

(5)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(6)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(7)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of September 30, 2014 and December 31, 2013, a total of 1,934 and 1,847 contracts were held, respectively.

(8)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(9)	Notional value represents the number of contracts held times 50 times the Index price at September 30, 2014; as of September 30, 2014, 29 contracts were held.

(10)	Represents the option on our part to enter into an interest rate swap whereby we would pay a fixed rate and receive a floating rate.

(11)	Represents the option on the part of a counterparty to enter into an interest rate swap with us whereby we would receive a fixed rate and pay a floating rate.

(12)	Represents the combination of a purchased payer swaption and a purchased receiver swaption on the same underlying swap.

(13)	Represents the combination of a written payer swaption and a written receiver swaption on the same underlying swap.

(14)	Represents the option on the part of the Company to enter into a futures contract with a counterparty. Every $1,000,000 in notional value represents one contract.

(15)	Represents the option on the part of a counterparty to enter into a futures contract with the Company. Every $1,000,000 in notional value represents one contract.

(16)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.
As of September 30, 2014, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $4.1 billion as compared to $3.0 billion as of December 31, 2013. Total liabilities as of September 30, 2014 and December 31, 2013 were $3.3 billion and $2.3 billion, respectively. Our portfolios of investments and financial derivatives included in total assets were $2.5 billion and $1.8 billion as of September 30, 2014 and December 31, 2013, respectively, while our investments sold short and financial derivatives included in total liabilities were $1.269 billion and $890.4 million as of September 30, 2014 and December 31, 2013, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2014, we had a net short TBA position of $1.047 billion as compared to $715.1 million as of December 31, 2013.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of September 30, 2014, total assets included $111.6 million of TBAs as well as $1.158 billion of a receivable for securities sold relating to unsettled TBA sales. As of December 31, 2013, total assets included $96.9 million of TBAs as well as $813.9 million of a receivable for securities sold relating to unsettled TBA sales. As of September 30, 2014, total liabilities included $1.159 billion of TBAs sold short as well as $112.3 million of payable for securities purchased relating to unsettled TBA purchases. As of December 31, 2013, total liabilities included $812.0 million of TBAs sold short as well as $96.8 million of a payable for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
For a more detailed discussion of our investment portfolio, see "—Trends and Recent Market Developments—Portfolio Overview and Outlook" above.
As of September 30, 2014, our holdings of net short mortgage-related derivatives increased as compared to December 31, 2013. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also may from time to time take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our short CDS contracts on individual RMBS declined to $21.9 million as of September 30, 2014 from $26.4 million as of December 31, 2013. As there is no longer an active market for CDS on individual RMBS, our portfolio continues to run off.
As of September 30, 2014, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $65.8 million as compared to $26.4 million as of December 31, 2013. Over the same period, we decreased our net short position in CDS on corporate bond indices. As of September 30, 2014, our net short CDS on corporate bond indices decreased to a notional amount of $166.1 million from $263.4 million as of December 31, 2013. In addition, as of the end of both periods, we held options to enter into short CDS on corporate bond indices. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
As of September 30, 2014 and December 31, 2013, we held short and long positions in corporate equities. Our short positions were held either directly or through total return swaps, while our long positions were entirely held through total return swaps. Our short and long positions in corporate equities currently reference publicly traded REITs, and can serve either as portfolio hedges or as relative value opportunities. We have also implemented an interest rate derivatives trading strategy. Within this strategy, we can take long and/or short positions in various interest rate-related instruments, such as U.S. Treasury securities, interest rate swaps, futures, and options. While some of the trading positions in this strategy are intended as hedges for various exposures in our overall portfolio, we also may take speculative positions to capitalize on what we view as market inefficiencies or anomalies.
As shown in our investment portfolio and financial derivatives portfolio tables above, and as described further above, as of September 30, 2014 we had substantially increased our holdings of purchased payer swaptions and we held a large long position in U.S. Treasury securities against a duration-matched portfolio of interest rate swaps. We believe that these positions represent an attractive way to mitigate the risk to the market values of non-Agency credit-sensitive products in the event of a significant unexpected increase in interest rates.

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
We have entered into reverse repos to finance some of our assets. As of each of September 30, 2014 and December 31, 2013, indebtedness outstanding on our reverse repos was approximately $1.4 billion and $1.2 billion, respectively. As of September 30, 2014, we had total Agency RMBS financed with reverse repos of $948.8 million as compared to $881.4 million as of December 31, 2013. As of September 30, 2014, we had total non-Agency assets financed with reverse repos of $391.0 million as compared to $576.0 million as of December 31, 2013. We also had $224.9 million in U.S. Treasury securities financed with reverse repos as of September 30, 2014; we did not have any U.S. Treasury securities financed with reverse repos at December 31, 2013. Outstanding indebtedness under reverse repos for Agency RMBS as of September 30, 2014 and December 31, 2013 was $904.5 million and $842.3 million, respectively, while outstanding indebtedness under reverse repos for our non-Agency portfolio as of September 30, 2014 and December 31, 2013 was $266.2 million and $393.9 million, respectively. As of September 30, 2014, our reverse repos include overnight borrowings on U.S. Treasury securities in the amount of $224.4 million. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. As of September 30, 2014, our debt-to-equity ratio was 1.72 to one and as of December 31, 2013, our debt-to-equity ratio was 1.98 to one. Excluding reverse repo related to U.S. Treasury securities, our debt-to-equity ratio was 1.44 to one as of September 30, 2014. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of September 30, 2014 and December 31, 2013, our derivative and TBA counterparties posted an aggregate value of approximately $11.9 million and $19.8 million of collateral with us, respectively as of each date. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the nine month period ended September 30, 2014, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $20.6 billion as compared to $16.5 billion for the nine month period ended September 30, 2013. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of September 30, 2014, our equity increased by approximately $186.1 million to $812.1 million from $626.0 million as of December 31, 2013. This increase principally consisted of net proceeds received from issuance of common shares, net of offering costs, of $188.2 million, a net increase in equity resulting from operations for the nine months ended September 30, 2014 of approximately $57.2 million, an increase related to the contribution from our non-controlling interests of approximately $1.5 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payment of approximately $0.5 million, offset by a decrease for dividends paid of approximately $60.2 million and approximately $1.1 million in distributions to a joint venture partner. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interest of a joint venture partner, was $805.4 million as of September 30, 2014.
As of December 31, 2013, our equity increased by approximately $119.7 million to $626.0 million from $506.4 million as of December 31, 2012. This increase principally consisted of net proceeds from our May 2013 follow-on common share offering of approximately $125.3 million, a net increase in equity resulting from operations for the year ended December 31, 2013 of approximately $79.4 million, an increase related to the contribution from our non-controlling interests of approximately $5.9 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payments of approximately $1.4 million, offset by a decrease for dividends paid of approximately $92.1 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interest of a joint venture partner, was $620.4 million as of December 31, 2013.
Results of Operations for the Three Month Periods Ended September 30, 2014 and 2013
The table below represents the net increase in equity resulting from operations for the three month periods ended September 30, 2014 and 2013.

	Three Month Period Ended September 30,
(In thousands except per share amounts)	2014	2013
Interest income	$22,521	$24,069
Expenses:
Base management fee	3,056	2,378
Incentive fee	1,400	2,038
Interest expense	2,179	3,277
Other investment related expenses	1,184	85
Other operating expenses	2,103	1,885
Total expenses	9,922	9,663
Net investment income	12,599	14,406
Net realized and change in unrealized gain (loss) on investments	(111)	5,864
Net realized and change in unrealized gain (loss) on financial derivatives	2,579	(8,447)
Net foreign currency gain (loss)	(1,920)	—
Net increase in equity resulting from operations	13,147	11,823
Less: Net increase in equity resulting from operations attributable to non-controlling interests	199	96
Net increase in shareholders' equity resulting from operations	$12,948	$11,727
Net increase in shareholders' equity resulting from operations per share	$0.46	$0.45

Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the three months ended September 30, 2014 and 2013 was $12.9 million and $11.7 million, respectively. The increase in our net income period over period was primarily driven by the recognition of net realized and unrealized gains on investments and financial derivatives in the current period, as compared to net losses in the prior period. Total return based on changes in "net asset value" or "book value" for our common shares was 1.32% for the three months ended September 30, 2014 as compared to 1.82% for the three months ended September 30, 2013. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $12.6 million for the three months ended September 30, 2014 as compared to $14.4 million for the three months ended September 30, 2013. Net investment income consists of interest income less total expenses. The period-over-period decrease in net investment income was primarily due to lower interest income as well as higher other investment related expenses for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013.
Interest Income
Interest income was $22.5 million for the three month period ended September 30, 2014 as compared to $24.1 million for the three month period ended September 30, 2013. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from both our non-Agency and Agency portfolios decreased slightly. In the case of our non-Agency portfolio, the decrease was mainly related to the smaller overall average holdings during the current period; in the case of our Agency holdings, the decrease was mainly related to a decline in yields.
The following table details our interest income, average holdings, and average yields based on amortized cost for the three month periods ended September 30, 2014 and 2013:

	Non-Agency(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended September 30, 2014	$13,686	$625,798	8.75%	$7,804	$969,508	3.22%	$21,490	$1,595,306	5.39%
Three month period ended September 30, 2013	$15,500	$714,865	8.67%	$8,564	$943,955	3.63%	$24,064	$1,658,820	5.80%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Base Management Fees
For three month periods ended September 30, 2014 and 2013, base management fee incurred, which is based on total equity at the end of each quarter, was $3.1 million and $2.4 million, respectively. The period-over-period increase was due to our increased capital base.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.2 billion and $1.3 billion for the three month periods ended September 30, 2014 and 2013, respectively. The decrease in average borrowed funds under reverse repos was mainly due to a decrease in average holdings of non-Agency securities. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, decreased to $2.2 million for the three month period ended September 30, 2014 as compared to $3.3 million for the three month period ended September 30, 2013. The period-over-period decrease was mainly due to a decrease in average borrowings on non-Agency securities. Additionally, increasing competition among repo dealers has led to lower rates on our borrowings. During the three month period ended September 30, 2014, reverse repo financing rates on U.S. Treasury securities were very low, and in many cases negative.

The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the three month periods ended September 30, 2014 and 2013.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2014	$888,975	$798	0.36%	0.15%	0.33%
For the three month period ended September 30, 2013	$830,748	$845	0.40%	0.19%	0.39%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2014	$306,160	$1,473	1.91%	0.15%	0.33%
For the three month period ended September 30, 2013	$447,218	$2,253	2.00%	0.19%	0.39%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2014	$19,418	$(27)	(0.54)%	0.15%	0.33%
For the three month period ended September 30, 2013	$—	$—	—%	0.19%	0.39%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2014	$1,214,553	$2,244	0.73%	0.15%	0.33%
For the three month period ended September 30, 2013	$1,277,966	$3,098	0.96%	0.19%	0.39%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.04% and 1.58% for the three month periods ended September 30, 2014 and 2013, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.35% and 4.22% for the three month periods ended September 30, 2014 and 2013, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if, our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the three month periods ended September 30, 2014 and September 30, 2013, was $1.4 million and $2.0 million, respectively. The return hurdle for each calculation period was based on a 9% annual rate. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, disposition fees paid to a joint venture partner upon the sale/resolution of certain distressed mortgage loans, as well as various other expenses and fees directly related to our financial assets. For the three month period ended September 30, 2014 and September 30, 2013, other investment related expenses were $1.2 million and $0.1 million, respectively. The increase for the three months ended September 30, 2014 as compared to the same period of 2013 is principally due to increased dividends paid in connection with a larger portfolio of short equities related to our equities trading strategy.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended September 30, 2014 were $2.1 million as compared to $1.9 million for the three month period ended September 30, 2013. The increase in our other operating expenses was primarily related to increased professional fees and custody and other fees.
Net Realized and Unrealized Gains on Investments
During the three month period ended September 30, 2014, we had net realized and unrealized losses on investments of $0.1 million as compared to net realized and unrealized gains of $5.9 million for the three month period ended September 30, 2013. For the three month period ended September 30, 2014, we had net realized and unrealized losses on our Agency pass-throughs, TBAs, and short sovereign debt, partially offset by net realized and unrealized gains on our non-Agency holdings, including RMBS, CMBS, small balance commercial loans, non-performing and sub-performing residential whole loans and equities. We also had net realized and unrealized gains on our U.S. Treasury securities. Our net short TBAs and short sovereign debt were used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the three month period ended September 30, 2014, Agency pass-throughs declined modestly in value, while non-Agency RMBS and CMBS generally maintained their value or increased. Investor appetite continues to be robust for non-Agency assets. Non-Agency RMBS assets have also benefited from rising home prices and declining foreclosure inventory. Agency RMBS prices declined slightly towards the end of the quarter, driven by concern about the timing of tightening monetary policy by the Federal Reserve. We actively traded both our non-Agency and Agency portfolios, thereby monetizing gains. As of September 30, 2014, the yield on the benchmark 10-year U.S. Treasury was relatively unchanged at 2.49% as compared to 2.53% as of June 30, 2014. However, during the three month period ended September 30, 2014, intermediate rates (defined as 2 to 7 years) increased, thereby leading to a flattening of the yield curve. In addition to net realized and unrealized gains and losses on our investment holdings, during the three month period ended September 30, 2014, we had net transaction and translation losses on our European non-dollar denominated holdings of approximately $0.6 million. The related investment holdings were denominated in euros and pound sterling. In addition to using sovereign debt to hedge our foreign currency risks, we use foreign currency forwards. Gains and losses associated with our foreign currency forwards are included in net realized and unrealized gains and losses on financial derivatives.
Net realized and unrealized gains on investments of $5.9 million for the three month period ended September 30, 2013 resulted principally from net realized and unrealized gains on our Agency RMBS and our non-Agency portfolio, partially offset by net realized and unrealized losses on our net short TBAs.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the three month period ended September 30, 2014, we had net realized and unrealized gains on our financial derivatives of $2.6 million as compared to net realized and unrealized losses of $8.4 million for the three month period ended September 30, 2013. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, and short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage- or real estate-related corporate entities. Net realized and unrealized gains of $2.6 million on our financial derivatives for the three month period ended September 30, 2014 resulted primarily from net realized and unrealized gains on our CDS on corporate bond indices used for credit hedging purposes, futures used to hedge interest rate risk, and foreign currency forwards, partially offset by net realized and unrealized losses on total return swaps related to our equities trading strategy.
Net realized and unrealized losses on our financial derivatives of $8.4 million for the three month period ended September 30, 2013 resulted principally from net realized and unrealized gains on our interest rate swaps and CDS on corporate bond indices, partially offset by net realized and unrealized gains on our futures, CDS on RMBS and CMBS indices, and total return swaps.

Results of Operations for the Nine Month Periods Ended September 30, 2014 and 2013
The table below represents the net increase in equity resulting from operations for the nine month periods ended September 30, 2014 and 2013.

	Nine Month Period Ended September 30,
(In thousands except per share amounts)	2014	2013
Interest income	$65,014	$62,786
Expenses:
Base management fee	7,789	6,751
Incentive fee	1,400	5,275
Interest expense	7,222	8,001
Other investment related expenses	2,846	412
Other operating expenses	6,070	5,203
Total expenses	25,327	25,642
Net investment income	39,687	37,144
Net realized and change in unrealized gain (loss) on investments	23,983	25,326
Net realized and change in unrealized gain (loss) on financial derivatives	(5,230)	1,804
Net foreign currency gain (loss)	(1,250)	—
Net increase in equity resulting from operations	57,190	64,274
Less: Net increase in equity resulting from operations attributable to non-controlling interests	660	612
Net increase in shareholders' equity resulting from operations	$56,530	$63,662
Net increase in shareholders' equity resulting from operations per share	$2.13	$2.73
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the nine months ended September 30, 2014 and 2013 was $56.5 million and $63.7 million, respectively. The decrease in our net income period over period was primarily driven by a decline in net realized and unrealized gains on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 8.44% for the nine months ended September 30, 2014 as compared to 11.57% for the nine months ended September 30, 2013. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $39.7 million for the nine month period ended September 30, 2014 as compared to $37.1 million for the nine month period ended September 30, 2013. Net investment income consists of interest income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income as well as lower incentive fees for the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013.
Interest Income
Interest income was $65.0 million for the nine month period ended September 30, 2014 as compared to $62.8 million for the nine month period ended September 30, 2013. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from our Agency portfolio increased, mainly in connection with the increase in size of the portfolio. While our non-Agency portfolio declined period over period, our weighted average yield increased. For the nine month period ended September 30, 2014, interest income from our non-Agency portfolio was $40.2 million while for the nine month period ended September 30, 2013, interest income was $40.3 million. For the nine month period ended September 30, 2014, interest income from our Agency RMBS was $23.8 million while for the nine month period ended September 30, 2013, interest income was $22.5 million.

The following table details our interest income, average holdings, and average yields based on amortized cost for the nine month periods ended September 30, 2014 and 2013:

	Non-Agency(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine month period ended September 30, 2014	$40,173	$594,261	9.01%	$23,760	$947,281	3.34%	$63,933	$1,541,542	5.53%
Nine month period ended September 30, 2013	$40,303	$604,249	8.89%	$22,467	$878,017	3.41%	$62,770	$1,482,266	5.65%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Base Management Fees
For the nine month periods ended September 30, 2014 and 2013, base management fee incurred, which is based on total equity at the end of each quarter, was $7.8 million and $6.8 million, respectively. The increase in the base management fee was due to our larger capital base period over period.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.2 billion and $1.1 billion for the nine month periods ended September 30, 2014 and 2013, respectively. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, decreased to $7.2 million for the nine month period ended September 30, 2014 as compared to $8.0 million for the nine month period ended September 30, 2013. Increasing competition among repo dealers has led to lower rates on our borrowings. In addition, during the nine month period ended September 30, 2014, reverse repo financing rates on U.S. Treasury securities were very low, and in many cases negative.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the nine month periods ended September 30, 2014 and 2013.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2014	$859,612	$2,349	0.37%	0.15%	0.33%
For the nine month period ended September 30, 2013	$782,640	$2,421	0.41%	0.19%	0.43%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2014	$316,826	$4,583	1.93%	0.15%	0.33%
For the nine month period ended September 30, 2013	$332,976	$5,020	2.02%	0.19%	0.43%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2014	$8,726	$(26)	(0.40)%	0.15%	0.33%
For the nine month period ended September 30, 2013	$85	$—	0.11%	0.19%	0.43%

Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2014	$1,185,164	$6,906	0.78%	0.15%	0.33%
For the nine month period ended September 30, 2013	$1,115,701	$7,441	0.89%	0.19%	0.43%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.19% and 1.36% for the nine month periods ended September 30, 2014 and 2013, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.34% and 4.29% for the nine month periods ended September 30, 2014 and 2013, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the nine month periods ended September 30, 2014 and 2013 was $1.4 million and $5.3 million, respectively. The return hurdle for each calculation period was based on a 9% annual rate. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, disposition fees paid to a joint venture partner upon the sale/resolution of certain distressed mortgage loans, as well as various other expenses and fees directly related to our financial assets. For the nine month period ended September 30, 2014 and 2013 other investment related expenses were $2.8 million and $0.4 million, respectively. The increase was primarily due to increased dividends paid in connection with a larger portfolio of short equities for the nine month period ended September 30, 2014 as compared to the same period of 2013.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the nine month period ended September 30, 2014 were $6.1 million as compared to $5.2 million for the nine month period ended September 30, 2013. The increase in our other operating expenses was primarily related to increased professional fees and custody and other fees.
Net Realized and Unrealized Gains on Investments
During the nine month period ended September 30, 2014, we had net realized and unrealized gains on investments of $24.0 million as compared to net realized and unrealized gains of $25.3 million for the nine month period ended September 30, 2013. Net realized and unrealized gains on investments of $24.0 million for the nine month period ended September 30, 2014 resulted principally from net realized and unrealized gains on Agency pass-throughs, non-Agency RMBS, CMBS, small balance commercial loans and non-performing and sub-performing residential whole loans, partially offset by net realized and unrealized losses on our TBAs and sovereign debt securities. Our net short TBAs and sovereign debt securities were used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. Non-Agency RMBS and CMBS asset spreads have tightened over the year, driven by strong investor appetite, as demonstrated by significant retail investor bond fund inflows, which have fueled demand for higher yielding assets among fixed-income products. Non-Agency RMBS assets have also benefited from rising home prices and declining foreclosure inventory. Agency RMBS benefited from declining long-term interest rates and relatively low volatility during the period. We actively traded both our non-Agency and Agency portfolios, thereby monetizing gains. After the December 2013 initial taper announcement by the Federal Reserve, Agency RMBS rallied, especially for the first half of the year. As of September 30, 2014, the yield on the benchmark 10-year U.S. Treasury was 2.49% as compared to 3.03% as of December 31, 2013.

Net realized and unrealized gains on investments of $25.3 million for the nine month period ended September 30, 2013 resulted principally from net realized and unrealized gains on our non-Agency portfolio, net short TBAs, and U.S. Treasury securities, partially offset by net realized and unrealized losses on our Agency RMBS.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the nine month period ended September 30, 2014, we had net realized and unrealized losses on our financial derivatives of $5.2 million as compared to net realized and unrealized gains of $1.8 million for the nine month period ended September 30, 2013. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, and short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage- or real estate-related corporate entities. Net realized and unrealized losses of $5.2 million on our financial derivatives for the nine month period ended September 30, 2014 resulted primarily from net losses related to our interest rate swaps, partially offset by net realized and unrealized gains on CDS on corporate bond indices used for credit hedging, futures used for hedging interest rate risk, total return swaps primarily related to our equities trading strategy, and foreign currency forwards. The benchmark 5-year swap rate was 1.93% at September 30, 2014, as compared to 1.79% as of December 31, 2013.
Net realized and unrealized gains on our financial derivatives of $1.8 million for the nine month period ended September 30, 2013 resulted principally from net realized and unrealized gains on our interest rate swaps, partially offset by net realized and unrealized losses on our CDS on corporate bond indices, CDS on individual RMBS, and futures.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Nine Month Period Ended September 30, 2014	$1,185,164	$1,395,132
Nine Month Period Ended September 30, 2013	$1,115,701	$1,345,223

The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	September 30, 2014
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$609,777	43.7%
31 - 60 Days	331,753	23.8%
61 - 90 Days	284,665	20.4%
91 - 120 Days	36,338	2.6%
121 - 150 Days	7,053	0.5%
151 - 180 Days	67,134	4.8%
> 360 Days	58,412	4.2%
	$1,395,132	100.0%
Reverse repos involving underlying investments that we sold prior to September 30, 2014, for settlement following September 30, 2014, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to September 30, 2014 for which delivery of the borrowed funds is not scheduled until after September 30, 2014. As of September 30, 2014, our reverse repos include overnight borrowings on U.S. Treasury securities in the amount of $224.4 million.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2014, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 31.6% with respect to non-Agency assets, 5.3% with respect to Agency RMBS assets and 12.9% overall. As of December 31, 2013 these respective weighted average contractual haircuts were 31.5%, 5.8%, and 16.0%.
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
In September 2014, we entered into a $150 million "non-mark-to-market" reverse repo facility with an existing counterparty which provides financing for certain types of non-Agency assets for a period of at least two years. After the first 18 months, the facility converts to rolling facility with a six month cancellation notice period and automatic termination in September 2017. Under the terms of the facility, no additional collateral is required to be posted by us based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount outstanding under the facility. As of September 30, 2014, we had $58.4 million in borrowings outstanding under the facility and we intend to utilize the remaining available credit over the near term.
As of each of September 30, 2014 and December 31, 2013, we had $1.4 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of September 30, 2014, the remaining terms on our reverse repos ranged from 1 to 723 days, with an average remaining term of 72 days. As of December 31, 2013, the remaining terms on our reverse repos ranged from 2 to 180 days, with an average remaining term of 56 days. Our reverse repo borrowings were with a total of seventeen counterparties as of September 30, 2014 and fourteen counterparties as of December 31, 2013. As of September 30, 2014 and December 31, 2013, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 0.71% and 0.90%, respectively. As of September 30, 2014, our reverse repos had interest rates ranging from (0.10)% to 2.41%. The negative interest rate relates to repo on U.S. Treasury securities. Excluding repo on U.S. Treasury securities, our borrowing rates ranged from 0.29% to 2.41% as of September 30, 2014. As of December 31, 2013, our reverse repos (none of which related to U.S. Treasury securities) had interest rates ranging from 0.32% to 2.27%. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.6 billion and $1.5 billion as of September 30, 2014 and December 31, 2013, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. As of September 30, 2014 there were no counterparties for which the amount at risk relating to our reverse repos was greater than 5% of total equity. The following table reflects counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity as of December 31, 2013:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$48,979	180	7.8%
Credit Suisse First Boston LLC	$46,016	46	7.4%
Barclays Capital Inc.	$45,278	48	7.2%
Although we typically finance most of our holdings of Agency RMBS, as of September 30, 2014 and December 31, 2013, we held unencumbered Agency pools, on a settlement date basis, in the amount of $73.7 million and $11.5 million, respectively.
We held cash and cash equivalents of approximately $129.1 million and $183.5 million as of September 30, 2014 and December 31, 2013, respectively. Since the latter part of the second quarter of 2013, we have increased our level of cash holdings, both as a buffer against the increased market volatility and so as to be able to take advantage of potential investment opportunities.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the nine month period ended September 30, 2014, we paid total dividends in the amount of $60.2 million related to the three month periods ended December 31, 2013, March 31, 2014, and June 30, 2014. In November 2014, our Board of Directors approved a dividend related to the third quarter of 2014 in the amount of $0.77 per share, or approximately $26.2 million, payable on December 15, 2014 to shareholders of record as of December 1, 2014. During the nine month period ended September 30, 2013, we paid total dividends in the amount of $72.0 million related to the three month period and year ended December 31, 2012 and the three month periods ended March 31, 2013 and June 30, 2014.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Nine Month Period Ended September 30, 2014

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.77	$20,070		May 30, 2014	June 16, 2014
Second Quarter	$0.77	$20,070		August 29, 2014	September 15, 2014
Third Quarter	$0.77	$26,239	*	December 1, 2014	December 15, 2014
* Estimated

Nine Month Period Ended September 30, 2013

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,036	May 31, 2013	June 17, 2013
Second Quarter	$0.77	$20,040	August 30, 2013	September 16, 2013
Third Quarter	$0.77	$20,052	November 29, 2013	December 16, 2013
For the nine month period ended September 30, 2014, our operating activities used net cash in the amount of $341.7 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $159.0 million. Thus our operating activities, when combined with our reverse repo financings, used net cash of $182.7 million for the nine month period ended September 30, 2014. In addition we received proceeds from issuance of common shares of $188.2 million, net of offering costs, and contributions from a non-controlling interest member provided cash of $1.5 million. We used $60.2 million to pay dividends, $1.1 million for distributions to a non-controlling interest (our joint venture partner), and $0.1 million for other financing activities. As a result there was a decrease in our cash holdings of $54.4 million from $183.5 million as of December 31, 2013 to $129.1 million as of September 30, 2014.
For the nine month period ended September 30, 2013, our operating activities used net cash of $369.5 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $439.5 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $70.0 million for the nine month period ended September 30, 2013. In addition we received proceeds from issuance of common shares of $125.3 million, net of offering costs, and contributions from a non-controlling interest member provided cash of $4.7 million. We used $72.0 million to pay dividends and $0.3 million for other non-operating activity-related uses. As a result there was an increase in our cash holdings of $127.7 million from $59.1 million as of December 31, 2012 to $186.7 million as of September 30, 2013.
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from regulation as an investment company under the Investment Company Act. Steep declines in the values of our non-Agency assets financed using reverse repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by reverse repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of September 30, 2014 and December 31, 2013 there were no repurchase agreements or reverse repos reported net on the Consolidated Statement of Assets, Liabilities, and Equity.

As of September 30, 2014, we had an aggregate amount at risk under our reverse repos with seventeen counterparties of approximately $195.3 million and as of December 31, 2013, we had an aggregate amount at risk under our reverse repos with fourteen counterparties of approximately $244.7 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2014 and December 31, 2013 does not include approximately $3.8 million and $2.8 million, respectively, of net accrued interest, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2014, we had an aggregate amount at risk under our derivative contracts with fourteen counterparties of approximately $50.9 million. We also had $16.4 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2013, we had an aggregate amount at risk under our derivatives contracts with eleven counterparties of approximately $23.4 million. We also had $10.1 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, at September 30, 2014 and December 31, 2013, collateral posted by us and held by a third-party custodian in the amount of approximately $2.2 million and $22.6 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2014, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $9.6 million. As of December 31, 2013, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $7.8 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2014 and December 31, 2013 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency MBS, mortgage loans and other asset-backed investments. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on the property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. For many of our investments, the two primary components of credit risk are default risk and severity risk.
Default Risk
Default risk is the risk that borrowers will fail to make principal and interest payments on mortgage loans or other debt obligations. We may attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps and total return swaps. These instruments can reference various MBS indices, corporate bond indices, or corporate entities, such as publicly traded REITs. We often rely on third-party servicers to mitigate our default risk, but such third-party servicers may have little or no economic incentive to mitigate loan default rates.
Severity Risk
Severity risk is the risk of loss upon a borrower default on a mortgage or other debt obligation. Severity risk includes the risk of loss of value of the property or other asset securing the mortgage loan or debt obligation, as well as the risk of loss associated with taking over the property or other asset, including foreclosure costs. We often rely on third-party servicers to mitigate our severity risk, but such third-party servicers may have little or no economic incentive to mitigate loan loss severities. In the case of mortgage loans, such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2014, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$(627)	$(2,360)	$(479)	$(2,066)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	5,848	11,891	(5,654)	(11,114)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(9,648)	(15,649)	13,296	30,240
Mortgage-Related Derivatives	(355)	(463)	603	1,455
Corporate Securities and Derivatives on Corporate Securities	2,476	2,841	(4,587)	(11,285)
Repurchase Agreements and Reverse Repurchase Agreements	(440)	(547)	611	1,222
Total	$(2,746)	$(4,287)	$3,790	$8,452
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
As of September 30, 2014, we had substantially increased our holdings of purchased payer swaptions and we held a large long position in U.S. Treasury securities against a duration-matched portfolio of interest rate swaps. We believe these positions represent an attractive way to mitigate the risk to the market values of non-Agency credit-sensitive products in the event of a significant unexpected increase in interest rates and/or credit spreads. As reflected in the table above, we believe that our increased net holdings of these swaptions as of September 30, 2014 will provide significant income should interest rates rise precipitously.
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2014 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note

Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities
On September 11, 2014, we granted 1,947 LTIP units to Thomas Robards, 1,947 LTIP units to Ronald I. Simon, Ph.D., and 1,947 LTIP units to Edward Resendez as compensation for serving as directors. These grants were made pursuant to our 2007 Incentive Plan for Individuals and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.
On September 12, 2014, we issued 1,822 common shares in exchange for LTIP units held by one of our directors. This issuance was exempt from the registration requirements of the Securities Act based on the exemption provided by Section 4(2) of the Securities Act.

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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	November 7, 2014	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	November 7, 2014	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.