Form 10-K
period 2014-12-31
Ellington Financial LLC
filed 2015-03-13
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $536,859,744 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 6, 2015: 33,449,678
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2015 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

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
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying our Agency securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
Ellington Financial LLC is a specialty finance company formed as a Delaware limited liability company in August 2007 that acquires and manages mortgage-related and other financial assets. Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted assets currently include:

•
residential mortgage-backed securities, or "RMBS," backed by prime jumbo, Alternative A-paper, or "Alt-A," manufactured housing, and subprime residential mortgage loans, collectively referred to as "non-Agency RMBS";

•	RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS";

•	residential mortgage loans;

•	mortgage servicing rights, or "MSRs";

•	mortgage-related derivatives;

•	commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt;

•	collateralized loan obligations, or "CLOs"

•	consumer loans and asset-backed securities, or "ABS," backed by consumer and commercial assets; and

•	corporate debt and equity securities and derivatives.
In addition, we may opportunistically acquire and manage other types of mortgage-related and financial assets, such as real property and non-mortgage-related derivatives. We may also acquire, and have made investments in the debt and/or equity of, other entities engaged in mortgage-related businesses, such as mortgage originators and other mortgage-related entities. When we make such investments in mortgage originators, we may also enter into flow agreements that will allow us to selectively purchase new loans from the mortgage originators in which we invest.
We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 20-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and a member of our Board of Directors; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our Chief Executive Officer and President and a member of our Board of Directors; Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer; Lisa Mumford, who serves as our Chief Financial Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; and Jason Frank, Associate General Counsel of Ellington, who serves as our Secretary. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible trends and develops financial models used to support the investment and risk management process. In addition, throughout Ellington's 20-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. In addition, our Manager provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2014, Ellington employed over 150 employees and had assets under management of approximately $6.16 billion, of which approximately $4.74 billion comprised our company, as well as Ellington Residential Mortgage REIT, a real estate investment trust, or "REIT," listed on the NYSE under the ticker "EARN," various hedge funds and other alternative investment vehicles that employ financial leverage, and (ii) approximately $1.42 billion was comprised of accounts that do not employ financial leverage.
Our Strategy
We utilize an opportunistic strategy to seek to provide investors with attractive, risk-adjusted total returns by:

•
taking advantage of opportunities in the residential mortgage market by purchasing investment grade and non-investment grade non-Agency RMBS, including U.S. and non-U.S. senior and subordinated securities;

•
acquiring Agency RMBS on a more leveraged basis in order to take advantage of opportunities in that market sector and assist us in maintaining our exclusion from registration as an investment company under the Investment Company Act;

•	acquiring CMBS, commercial mortgage loans, and other commercial real estate debt instruments;

•	acquiring residential mortgage loans;

•	acquiring CLOs, with a current focus on legacy securities (i.e., securities that were issued before the 2008 financial crisis);

•	opportunistically entering into and managing a portfolio of mortgage-related and non-mortgage-related derivatives;

•	opportunistically acquiring and managing other mortgage-related and financial assets, such as MSRs;

•	opportunistically acquiring and managing other investments such as consumer loans and ABS backed by consumer or commercial assets, and corporate debt and equity securities and derivatives;

•	opportunistically acquiring real estate such as commercial and residential real property;

•	opportunistically acquiring or making debt and/or equity investments in mortgage originators; and

•	opportunistically mitigating our credit and interest rate risk by using a variety of hedging instruments.
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to continue to be treated as a partnership for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we focus on the assets described above, our acquisition and management decisions depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. We may engage in a high degree of trading volume as we implement our strategy. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent directors periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
With respect to MBS, Ellington's investment philosophy primarily revolves around the pursuit of value across various types of MBS and related assets. Ellington seeks investments across a wide range of MBS sectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. By rotating between and allocating among various sectors of the MBS markets and adjusting the extent to which it hedges, Ellington believes that it is able to capitalize on the disparities between these sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns for its investors. Disparities between MBS sectors vary from time to time and are driven by a combination of factors. For example, as various MBS sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington's performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between MBS sectors and individual securities within such sectors may also be driven by differences in collateral performance (for example, subprime loans originated before 2005 have generally performed better than subprime loans originated between 2005 and 2007) and in the structure of particular investments (for example, in the timing of cash flows or the level of credit enhancement), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive, risk-adjusted total returns across market cycles.
Our strategy remains primarily focused on mortgage-related investments, including MBS, loans, and derivatives. However, we have also sought to diversify our sources of return by investing in other sectors where we believe we can leverage our analytical expertise. These sectors include CLOs, consumer loans, ABS backed by consumer loans, and distressed corporate debt. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor, and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets. Ellington's continued emphasis on and development of proprietary credit, interest rate, and prepayment models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing. We leverage these skills and resources to seek to meet our investment objectives.
We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington's investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading, and hedging complex MBS and other mortgage and non-mortgage related products. Furthermore, we believe that Ellington's extensive experience in buying, selling, analyzing, and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.
We also employ a wide variety of hedging instruments and derivative contracts. See "—Risk Management."

Our Targeted Asset Classes
Our targeted asset classes currently include:

Asset Class		Principal Assets
Non-Agency RMBS	•	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	•	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	•	RMBS backed by first lien and second lien mortgages;
	•	Investment grade and non-investment grade securities;
	•	Senior and subordinated securities; and
	•	Interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs," and inverse floaters.

Agency RMBS	•	Whole pool pass-through certificates;
	•	Partial pool pass-through certificates;
	•	Agency collateralized mortgage obligations, or "CMOs," including IOs, POs and IIOs; and
	•	To-Be-Announced mortgage pass-through certificates, or "TBAs."

Mortgage-Related Derivatives	•	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	•	Other mortgage-related derivatives.

CMBS and Commercial Mortgage Loans	•	CMBS; and
	•	Commercial mortgages and other commercial real estate debt.

CLOs	•	CLOs, with a focus on legacy securities.

ABS and Consumer Loans	•	ABS backed by consumer or commercial assets, including collateralized debt obligations, or "CDOs";
	•	Consumer loans

Corporate Debt and Equity Securities and Derivatives	•	CDS on corporations or on corporate indices;
	•	Corporate debt or equity securities; and
	•	Options or total return swaps on corporate equity or on corporate equity indices.

Other	•	Residential mortgage loans;
	•	MSRs;
	•	Other non-mortgage-related derivatives;
	•	Real estate, including commercial and residential real property; and
	•	Strategic debt and/or equity investments in mortgage originators and other mortgage -related entities.
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
CMBS
We acquire CMBS, which are securities collateralized by mortgage loans on commercial properties. The majority of CMBS issued are fixed rate securities backed by fixed rate loans made to multiple borrowers on a variety of property types, though single-borrower CMBS and floating rate CMBS have also been issued. In the latter part of 2014 we began purchasing European non-dollar denominated CMBS.
The majority of CMBS utilize senior/subordinate structures, similar to those found in non-Agency RMBS. Subordination levels vary so as to provide for one or more AAA credit ratings on the most senior classes, with less senior securities rated investment grade and non-investment grade, including a first loss component which is typically unrated. This first loss component is commonly referred to as the "B-piece," which is the most subordinated (and therefore highest yielding and riskiest) tranche of a CMBS securitization.

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
CLOs
We acquire CLOs, a form of asset-backed security collateralized by syndicated corporate loans; our current focus is on legacy securities originated prior to the 2008 financial crisis. Our current CLO holdings include mezzanine and equity interests, and are concentrated in securitizations that have exited the reinvestment period. We invest in CLOs denominated in U.S. dollars, as well as in non-dollar denominated European CLOs.
ABS and Consumer Loans
We acquire dollar-denominated ABS backed by U.S. consumer loans, as well as non-dollar denominated ABS backed by European consumer loans. We also acquire U.S. consumer whole loans. We believe that our U.S. consumer loan investments offer attractive loss-adjusted yields and will serve to enhance as well as diversify our sources of non-Agency returns.
Corporate Debt and Equity Securities and Derivatives
We take long and short positions in corporate debt and equity (including indices on corporate debt and equity) by entering into derivative contracts such as credit default swaps, total return swaps, and options, or by buying and selling equities. In particular, we use CDX indices, particular tranches of CDX indices and options on CDX indices as part of our credit hedging strategy. A credit event relating to a credit default swap on an individual corporation or an index of corporate credits would typically be triggered by a corporation's bankruptcy or its failure to make a scheduled payment on a debt obligation. While these instruments are primarily associated with our hedging activities, we may also hold long and/or short positions opportunistically. When serving as hedges, these instruments are generally not hedges against risks that are directly related to specific corporate entities. Rather, these hedges reference corporations (such as financial institutions that have substantial mortgage-related exposure) or indices whose performance we believe may have a reasonable degree of correlation with the performance of our portfolio. Given this correlation, a short position with respect to such corporations or indices provides a hedge to our portfolio of MBS as a whole.
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

In 2014, we began acquiring distressed corporate debt. These investments are generally in the form of syndicated bank loans to middle market companies and may be secured or unsecured. In connection with our purchases of corporate debt, we may also acquire the equity of reorganized corporations that have exited bankruptcy. Distressed corporate debt instruments are typically obligations of companies that are experiencing distress or dislocation resulting from over-leveraged capital structures or other financial or operational issues. These companies may default on their obligations, or be involved in bankruptcy or restructuring proceedings. In addition to making outright purchases of distressed corporate loans, we may in the future acquire exposure to distressed corporate loans synthetically, through total return swaps.
Other Assets
Our other assets include residential mortgage loans, other non-mortgage related derivatives, real estate, including residential and commercial real property, and strategic debt and/or equity investments in mortgage originators. Our residential mortgage and consumer loans include performing as well as non-performing loans. To date we have not purchased real property directly; rather, our real estate ownership has resulted from foreclosure activity with respect to our acquired residential and commercial loans. We have made investments in mortgage originators and other mortgage-related entities in the form of debt and/or equity and to date, our investments represent non-controlling interests. We have not yet acquired MSRs, but we may do so in the future.
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
Ellington has a focused investment team for each of our targeted asset classes. Each team evaluates acquisition opportunities consistent with the guidelines developed and maintained by our Manager's investment and risk management committee. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing, and hedging, each as appropriate, to seek attractive total returns commensurate with our risk tolerance. We also screen and monitor all potential assets to determine their impact on maintaining our exclusion from registration as an investment company under the Investment Company Act and our qualification as a partnership for U.S. federal income tax purposes.
Valuation of Assets
Our Manager's valuation process is subject to the oversight of our Manager's Valuation Committee as well as the oversight of the independent members of our Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation."
Risk Management
Risk management is a cornerstone of Ellington's portfolio management process. Ellington's risk management infrastructure system includes "ELLiN," a proprietary portfolio management system that Ellington uses for all of its accounts, which provides real time and batch reporting to all departments at Ellington, including trading, research, risk management, finance, operations, accounting, and compliance. We benefit from Ellington's comprehensive risk management infrastructure and ongoing assessment of both portfolio and operational risks. In addition, we utilize derivatives and other hedging instruments to opportunistically hedge our credit, interest rate, and foreign currency risk.
Credit Risk Hedging
We enter into short positions using CDS to protect against adverse credit events with respect to our non-Agency holdings. We currently use CDX indices, tranches of CDX indices, and options on CDX indices as key components of our credit hedging strategy. We also enter into CDS on ABX, PrimeX, or CMBX indices to hedge credit risks with respect to our MBS. Additionally, we have hedged non-Agency MBS credit risk by buying protection on single non-Agency MBS or by buying protection on a basket of non-Agency MBS assets. However, in recent years, these instruments have become less available and, as a result, our holdings of these instruments have declined. We also enter into derivative contracts for hedging purposes referencing the unsecured corporate credit, or the equity of, certain corporations.
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
In particular, from time to time we enter into short positions in interest rate swaps to offset the potential adverse effects that changes in interest rates will have on the value of certain of our assets and our financing costs. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged. We may also use interest rate-related instruments to hedge certain non-interest-related risks that we believe are correlated to interest rates. For example, to the extent that we believe that swap spreads (i.e., the difference between interest rate swap yields and U.S. Treasury yields) are correlated to credit spreads, we may take a position in swap spreads to hedge our credit spread risk. We may also opportunistically enter into swap spreads trades, or other interest rate-related trades, for speculative purposes.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2014, our debt financings consisted almost exclusively of reverse repurchase agreements, or "reverse repos." Currently, the majority of our reverse repos are collateralized by Agency RMBS; however, we also have reverse repo borrowings that are collateralized by our non-Agency assets, which from time to time may also include reverse repos on U.S. Treasury securities. In a reverse repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, reverse repos are accounted for as collateralized borrowings. During the term of a reverse repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our reverse repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our reverse repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. Given daily market volatility, under most of our master repurchase agreements, we and our reverse repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our reverse repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty. As of December 31, 2014, we had approximately $1.7 billion outstanding on reverse repos with sixteen counterparties. We also had financing through a small resecuritization transaction where the outstanding borrowing was $0.8 million at December 31, 2014. These borrowings were the only debt financings we had outstanding as of December 31, 2014, and, given that we had approximately $788.5 million of equity as of December 31, 2014, our debt-to-equity ratio was 2.12 to 1. However, excluding outstanding borrowings on U.S. Treasury securities of $123.6 million, our debt-to-equity ratio was 1.96 to 1 as of December 31, 2014. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including, a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, and certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of the Board of Directors. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.
Term and Termination
The management agreement has a current term that expires on December 31, 2015, and will automatically renew for a one year term each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the base management and incentive fees payable to our Manager are not fair, subject to our Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT, a real estate investment trust listed on NYSE. As of December 31, 2014, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that have assets under management of approximately $4.9 billion, excluding our assets but including $1.4 billion of accounts that do not employ financial leverage. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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
Investment Company Act Exclusions
Most of our business is conducted through various wholly-owned and majority-owned subsidiaries in a manner such that neither we nor our subsidiaries are subject to registration under the Investment Company Act. Under Section 3(a)(1) of the

Investment Company Act, a company is deemed to be an "investment company" if:

•	it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities (Section 3(a)(1)(A)); or

•
it is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities and does own or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash) on an unconsolidated basis, or "the 40% Test" (Section 3(a)(1)(C)). "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe we and our Operating Partnership, and a holding company subsidiary of our Operating Partnership, or the "Holding Subsidiary," will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act, because we and they satisfy the 40% Test and because we and they do not engage primarily (or hold ourselves or themselves out as being engaged primarily) in the business of investing, reinvesting, or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we, our Operating Partnership, and the Holding Subsidiary, are primarily engaged in the non-investment company businesses of these subsidiaries.
Our Operating Partnership currently has several subsidiaries that rely on the exclusion provided by Section 3(c)(7) of the Investment Company Act, each a "3(c)(7) subsidiary." In addition, the Holding Subsidiary currently has one 3(c)(7) subsidiary and one subsidiary that relies on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act, or a "3(c)(5)(C) subsidiary." While investments in 3(c)(7) subsidiaries are considered investment securities for the purposes of the 40% Test, investments in 3(c)(5)(C) subsidiaries are not considered investment securities for the purposes of the 40% Test, nor are investments in subsidiaries that rely on the exclusion provided by Section 3(a)(1)(C).
Therefore, our Operating Partnership's investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. In addition, the Holding Subsidiary's investment in its 3(c)(7) subsidiary and its other investment securities cannot exceed 40% of the value of our Holding Subsidiary's total assets (excluding U.S. government securities and cash) on an unconsolidated basis.
Section 3(c)(5)(C) of the Investment Company Act is designed for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets or real estate-related assets. Both the 40% Test and the requirements of the Section 3(c)(5)(C) exclusion limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of assets.
On August 31, 2011, the SEC published a concept release entitled "Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments" (Investment Company Act Rel. No. 29778). This release notes that the SEC is reviewing the Section 3(c)(5)(C) exclusion relied upon by companies similar to us that invest in mortgage loans and mortgage-backed securities. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations as a result of this review. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of the 3(c)(5)(C) subsidiary regularly, there can be no assurance that any such subsidiary will be able to maintain this exclusion from registration. In that case, our investment in any such subsidiary would be classified as an investment security, and we might not be able to maintain our overall exclusion from registering as an investment company under the Investment Company Act.
If we or our subsidiaries were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the restrictions imposed by the Investment Company Act would require us to make material changes to our strategy which could materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our shareholders. Accordingly, to avoid that result, we may be required to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model and our ability to make distributions. See "Risk Factors—Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations."
Investment Advisers Act of 1940
Both Ellington and our Manager are registered as investment advisers under the Investment Advisers Act of 1940 and are subject to the regulatory oversight of the Investment Management Division of the SEC.
Staffing
All of our executive officers, and our partially dedicated personnel which include our Chief Financial Officer, controllers, in-house legal counsel, investor relations professional, and internal audit staff are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
Additional Information
A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our internet website at www.ellingtonfinancial.com. All of these reports are made available on our internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also available at www.ellingtonfinancial.com and are available in print to any shareholder upon request in writing to Ellington Financial LLC, c/o Investor Relations, 53 Forest Avenue, Old Greenwich, CT 06870. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.
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
As discussed above, Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically or the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS.
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
Some of the risks of relying on analytical models and third-party data include the following:

•	collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors;

•	information about assets or the underlying collateral may be incorrect, incomplete, or misleading;

•
asset, collateral or RMBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g. different RMBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and

•	asset, collateral or RMBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
Some models, such as prepayment models or default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and of more limited reliability.
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
The values of some of the assets in our portfolio are not readily determinable. We value these assets monthly at fair value, as determined in good faith by our Manager, subject to the oversight of our Manager's valuation committee. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Manager's determinations of fair value may differ from the values that would have been used if a ready market for these assets existed or from the prices at which trades occur. Furthermore, we may not obtain third-party valuations for all of our assets. Changes in the fair value of our assets directly impact our net income through recording unrealized appreciation or depreciation of our investments and derivative instruments, and so our Manager's determination of fair value has a material impact on our net income.
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
We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-Agency RMBS and whole mortgage loans and loan pools. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS and whole mortgage loans and loan pools. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS as well as the mortgage loans and loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. These mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our shareholders may be materially adversely affected.

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
Certain securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We acquire and manage residential mortgage loans. Residential mortgage loans, including subprime, non-performing, and sub-performing mortgage loans, are subject to increased risk of loss. In addition, we may in the future enter into agreements to purchase mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau. Any of these non-QM loans that we may purchase in the future would also be subject to an increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
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
A portion of our investments currently are, and in the future may be, in the form of commercial whole mortgage loans, including subprime commercial mortgage loans and non-performing and sub-performing commercial mortgage loans, which are subject to increased risks of loss. Such loans may already be, or may become, non-performing or sub-performing for a variety of reasons, including because the underlying property is too highly leveraged or the borrower falls upon financial distress. Such non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our Manager from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. In addition, our ability to accomplish such restructuring may be limited by the tax rules governing publicly traded partnerships.
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
We own assets secured by real estate, we own real estate directly, and may acquire additional real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

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
Most of our reverse repo agreements and our derivative contracts allow, to varying degrees, our lenders and derivative counterparties (including clearinghouses) to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we may be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to pay dividends to our shareholders. We receive margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. In the event we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one reverse repo agreement or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, and could increase our risk of insolvency.
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
The new rules primarily impact our trading of these instruments in two ways. First, beginning on June 10, 2013, certain newly executed swaps, including many interest rate and credit default swaps, became subject to mandatory clearing. Under this requirement, subsequent to the execution of the trade, the parties to the trade are required to submit the trade to a central counterparty clearinghouse, or "CCP," for clearing. It is the intent of the Dodd-Frank Act that, by mandating the clearing of swaps in this manner, swap counterparty risk would not become overly concentrated in any single entity, but rather would be spread and centralized among the CCP and its members. We are not a direct member of any CCP, so we must access the CCPs through a futures commission merchant, or "FCM," which acts as intermediary between us and the CCP with respect to all facets of the transaction, including the posting and receipt of required collateral. If we lost access to our FCMs or CCPs, we could potentially be unable to use interest rate swaps and credit default swaps to hedge our risks.
The second way that the new rules impact our trading of these instruments is the Swap Execution Facility, or "SEF," mandate. This mandate came into effect on October 2, 2013, and requires that we execute most interest rate swaps or credit default swaps on an electronic platform, rather than over the phone or in some other manner. If we were to lose access to our selected SEFs or we were otherwise unable to communicate with them, this would prevent us from being able to trade these instruments. In addition, as the industry is in the early stages of SEF trading, the process may be slower, which could impact the quality of our execution. If we were unable to execute our hedging trades in a timely manner, particularly in a volatile market environment, we may not be able to execute our strategies in the most advantageous manner.
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
Additionally, for all swaps we entered into prior to June 10, 2013, we were not required to clear them through a CCP and as a result these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions described above in "—Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses."
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
In September 2012, the U.S. Federal Reserve, or "Federal Reserve," announced a third round of quantitative easing, or "QE3," which was an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing, at the time, an additional $40 billion of Agency RMBS per month until key economic indicators showed sufficient signs of improvement.
In December 2012, in an effort to keep long-term interest rates at low levels, the Federal Reserve announced an expansion of its QE3 asset buying program starting in January 2013, at which time it would commence outright purchases of longer-term U.S. Treasury securities at a pace of $45 billion per month. In December 2013, given indications that the U.S. economy had improved sufficiently, the Federal Reserve announced that it would reduce its monthly asset purchases by $10 billion beginning in January 2014, with the reduction split evenly between Agency RMBS and U.S. Treasury securities, and it added that it would likely reduce the pace of asset purchases in further measured steps to be announced at future meetings. Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. Although interest rates actually declined by the end of 2014, it remains possible that interest rates could rise substantially for a variety of reasons, including as a result of an anticipated increase in the federal funds rate in 2015. See above "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets." Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.
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
At any time, laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which requires significant revisions to the existing financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking and extended transition periods, but many of these changes could, in the future, materially impact the profitability of our business or the business of our Manager or Ellington, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes new regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that we and the Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new requirements as well as to monitor compliance in the future.
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
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including mortgage REITs, financial companies, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from maintenance of our publicly traded partnership status for tax purposes and in some cases to avoid adverse tax consequences to our shareholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches.
Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on our systems in the future. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a breach to date, financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.
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
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS, residential and commercial mortgage loans, CLOs, consumer loans, ABS backed by consumer and commercial assets, distressed corporate debt, and other private investments. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly-traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the 2008 financial crisis), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high cost loans. Failure of loan originators or servicers to comply with these laws, to the extent any of their loans become part of our assets, could subject us, as an assignee or purchaser of the related loans, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included assignees or purchasers of certain types of loans we invest in. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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

The consumer loans underlying our investments are subject to delinquency and loss, which could have a negative impact on our financial results.
The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of the consumer loans underlying our investments defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of the non-mortgage consumer loans underlying our investments are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests. Since we purchase some of our consumer loan-backed investments at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Increased regulatory attention and potential regulatory action on certain areas within the consumer credit business could have a negative impact on our reputation, or cause losses on our investments in consumer loans.
Certain consumer advocacy groups, media reports, and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain consumer loan products. The consumer advocacy groups and media reports generally focus on higher cost consumer loans, which are typically made to less creditworthy borrowers, and which bear interest rates that are higher than the interest rates typically charged by lending institutions to more creditworthy consumers. These consumer advocacy groups and media reports have characterized these consumer loans as predatory or abusive. If the negative characterization of these types of loans becomes increasingly accepted by consumers, legislators or regulators, our reputation, as a purchaser of such loans, could be negatively impacted. Furthermore, if legislators or regulators take action against originators of consumer loans or provide for payment relief for borrowers, we could incur additional losses on the consumer loans we have purchased.
Our investments in distressed debt have significant risk of loss, and our efforts to protect our distressed debt investments may involve large costs and may not be successful.
Our investments in distressed debt have significant risk of loss, and our efforts to protect our distressed debt investments may involve large costs and may not be successful. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt in which we invest will eventually be satisfied (e.g., through liquidation of the obligor's assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. If we participate in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.
We may hold the debt securities and loans of companies that are more likely to enter into bankruptcy proceedings.
We may hold the debt securities and loans of companies that are more likely to experience bankruptcy or similar financial distress, such as companies that are thinly capitalized, employ a high degree of financial leverage, are in highly competitive or risky businesses, are in a start-up phase, or are experiencing losses. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by a company whose debt we have purchased may adversely and permanently affect such company. If the proceeding results in liquidation, the liquidation value of the company may have deteriorated significantly from what we believed to be the case at the time of our initial investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor's return on investment can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor's estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial, eroding the value of any recovery by holders of other securities of the bankrupt entity.
A bankruptcy court may also re-characterize our debt investment as equity, and subordinate all or a portion of our claim to that of other creditors. This could occur even if our investment had initially been structured as senior debt.
We may be subject to risks associated with syndicated loans.
Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases for our syndicated loan investments, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if a syndicated loan is subordinated to one or more senior loans made to the applicable obligor, the ability of us to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Whenever we are unable to direct such actions, the parties taking such actions may not have interests that are aligned with us, and the actions taken may not be in our best interests.
If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.
There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
We have made and may in the future make investments in companies that we do not control.
Some of our investments in mortgage originators and other mortgage-related entities include debt instruments and/or equity securities of companies that we do not control. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, our investments in these operating entities could be lost in their entirety and our financial condition, results of operations and cash flow could suffer as a result.
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
Since many of our targeted assets are typically available only in specified quantities, Ellington often is not able to buy as much of any asset or group of assets as would be required to satisfy the needs of all of Ellington's accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. As part of these policies, accounts that are in a "start-up" or "ramp-up" phase may get allocations above their proportion of available capital, which could work to our disadvantage, particularly because there are no limitations surrounding Ellington's ability to create new accounts. In addition, the policies permit departure from proportional allocations under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security or assets being purchased for an account, which may also result in our not participating in certain allocations.

There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our shareholders.
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and two of our directors, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our directors, also serves as the President and Chief Executive Officer of, and as a member of the Board of Trustees of, Ellington Residential Mortgage REIT, and as Vice Chairman and Chief Operating Officer of Ellington. Ms. Mumford, our Chief Financial Officer, also serves as the Chief Financial Officer of Ellington Residential Mortgage REIT, Mr. Tecotzky, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of Ellington Residential Mortgage REIT, and as a Managing Director of Ellington, and Mr. Vranos, our Co-Chief Investment Officer and one of our directors, also serves as the Co-Chief Investment Officer of, and as a member of the Board of Trustees of, Ellington Residential Mortgage REIT, and as Chairman of Ellington.
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
The Manager Group currently owns approximately 10.4% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement, which was most recently amended and restated effective March 13, 2014, has a current term that expires on December 31, 2015, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
If our Manager ceases to be our Manager, including upon non-renewal of our management agreement which has a current term that expires on December 31, 2015, or if one or more of our Manager's key personnel ceases to provide services to us, it could constitute an event of default or early termination event under many of our reverse repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders may be materially adversely affected.
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
In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, and classes of preferred shares. If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common shares and may result in dilution of owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings reducing the market price of our common shares and diluting their share holdings in us.
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
We have not established a minimum distribution payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition, and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one year to the next. Among the factors that could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders are:

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
Our operating agreement, subject to certain exceptions, contains restrictions on the amount of our shares that a person may own and may prohibit certain entities from owning our shares. Although we do not currently have any subsidiaries that qualify as REITs, we have formed one subsidiary that we expect to elect to be treated as a REIT, and we may acquire or form other entities that will elect to be REITs. Accordingly, in order to ensure that we are able to satisfy the REIT ownership requirements, our operating agreement provides that (subject to certain exceptions described below) no person may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code of 1986, as amended, or the "Code," more than 9.8% of the aggregate value or number (whichever is more restrictive) of our outstanding shares.
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
In addition, our operating agreement authorizes us to obligate our company to indemnify our present and former directors and officers (except in certain limited circumstances) for actions taken by them in those capacities to the maximum extent permitted by Delaware law if such person acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person's conduct was unlawful. We have entered into indemnification agreements with our directors and officers implementing these indemnification provisions that obligate us to indemnify them to the maximum extent permitted by Delaware law. Such indemnification includes defense costs and expenses incurred by such officers and directors.
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
Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations.
We have conducted and intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Both we and our Operating Partnership are organized as holding companies and conduct our business primarily through wholly-owned subsidiaries of our Operating Partnership. Our Operating Partnership's investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. In addition, the Holding Subsidiary's investment in its 3(c)(7) subsidiary and its other investment securities cannot exceed 40% of the value of our Holding Subsidiary's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. These requirements limit the types of businesses in which we may engage and the assets we may hold. Our 3(c)(5)(C) subsidiary relies on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets or real estate-related assets. Both the 40% Test and the requirements of the Section 3(c)(5)(C) limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of those assets.
To classify the assets held by our subsidiaries as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. In fact, in August 2011, the SEC published a concept release in which it asked for comments on this exclusion from registration. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the definition of an investment company under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common shares, the sustainability of our business model, and our ability to pay dividends to our shareholders.
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
We strongly urge you to consult your tax advisor concerning the effects of federal, state, and local income tax law on an investment in our common shares and on your individual tax situation.
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
If certain portions of a 2014 discussion draft of tax reform legislation were introduced as legislation and enacted in their current form, we would be unable to qualify for taxation as a partnership subsequent to December 31, 2016, and consequently, we may either be limited in making investments and conducting hedging strategies, or we would be subject to an entity-level tax.
As described above, a publicly traded partnership will be treated as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as at least 90% of its gross income for each taxable year constitutes qualifying income for purposes of the qualifying income exception. On February 26, 2014, the former House Ways and Means Committee Chairman Dave Camp (R-MI) released a discussion draft of tax reform legislation (the "Discussion Draft"). Among the proposals in the Discussion Draft is a provision that would limit the definition of "qualifying income" so that it applies only to income and gain from certain activities relating to minerals or natural resources. The Discussion Draft provides that this change would be effective for taxable years beginning after December 31, 2016. If the Discussion Draft were to be introduced as legislation and enacted into law in its present form, we would fail to satisfy the qualifying income exception. Under such a scenario, we could choose to elect to qualify as a REIT. Complying with the tax requirements applicable to REITs could force us to forego investments we might otherwise make or avoid hedging strategies in which we would otherwise engage, or, alternatively, acquire such investments or engage in such strategies through a taxable subsidiary. If we did not choose to elect to qualify as a REIT under such a scenario, we would be treated as a corporation for U.S. federal income tax purposes subsequent to our 2016 tax year. In that event, items of income, gain, loss, deduction, and credit would not pass through to holders of our common shares and such holders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. We would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on some or all of our income. Distributions to holders of our common shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. Additionally, distributions paid to non-U.S. holders of our common shares would be subject to U.S. federal withholding taxes at the rate of 30% (or such lower rate provided by an applicable tax treaty).

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
We believe that we have been and will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to U.S. federal income taxation and, in some cases, state, local, and foreign income taxation, on their allocable share of our items of income, gain, loss, deduction, and credit, regardless of whether or when they receive cash distributions. Individuals, trusts, and estates that are U.S. holders and whose income exceeds certain thresholds are also subject to a Medicare tax on their share of our taxable income. In addition, certain of our assets may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income or produce losses that are not currently deductible against our other income, and holders of our common shares will be required to take our taxable income from such assets into account in determining their taxable income. Regardless of how much taxable income we generate, we are not required to make distributions to our shareholders. Consequently, it is possible that the U.S. federal income tax liability of shareholders with respect to their respective allocable shares of our earnings in a particular taxable year could exceed the cash distributions we make to shareholders with respect to that taxable year, thus requiring out-of-pocket tax payments by shareholders. Furthermore, if we did not make cash distributions with respect to a taxable year, holders of our common shares would still have a tax liability attributable to their allocation of our taxable income for that taxable year.
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
Any taxes paid by our corporate subsidiaries and REIT subsidiaries will reduce the cash available for distribution to our shareholders.
We currently own several domestic and foreign subsidiaries that are treated as corporations for U.S. tax purposes, and we own one entity that we expect to elect to be treated as a REIT. In the future, we may acquire ownership of other domestic and foreign corporate subsidiaries, and other REIT subsidiaries. Our domestic taxable corporate subsidiaries will be subject to U.S. federal, state, and local income tax on their taxable income. We anticipate that our foreign corporate subsidiaries will generally conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax on their net income. There can be no assurance, however, that our foreign corporate subsidiaries will not pursue investments or engage in activities that may cause them to be engaged in a U.S. trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to U.S. federal income tax. While our foreign corporate subsidiaries are generally not expected to be subject to U.S. federal income tax on their net income, such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries. Finally, we may have REIT subsidiaries. So long as it qualifies as a REIT for U.S. federal income tax purposes, a REIT subsidiary will not be subject to U.S. federal income tax on income that it distributes currently to us or its other shareholders. If a REIT subsidiary fails to qualify as a REIT for U.S. federal income tax purposes, then it would be subject to federal, state and local income taxes. Even if the intended U.S. federal income tax treatment of our foreign corporate subsidiaries and REIT subsidiaries is respected, those entities may be subject to taxes in the jurisdictions in which they are organized or operate. Any taxes paid by our corporate and REIT subsidiaries will reduce the cash available for distribution to our shareholders.

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
While it is expected that our method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our common shares, there can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to such non-U.S. holders. Moreover, dividends paid by an investment that we make in a REIT that is attributable to gains from the sale of U.S. real property interests will be treated as effectively connected income with respect to non-U.S. holders as will gain from the sale of stock of a REIT that has significant investments in U.S. real property. To the extent that our income is treated as effectively connected income, non-U.S. holders generally would be required to (i) file a U.S. federal income tax return for such year reporting their allocable portion, if any, of our income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at regular U.S. tax rates on any such income. Additionally, we would be required to withhold tax at the highest applicable tax rate on a non-U.S. holder's allocable share of our effectively connected income. Non-U.S. holders that are corporations also would be required to pay branch profits tax at a 30% rate (or such lower rate provided by an applicable treaty). To the extent our income is treated as effectively connected income, it may also be treated as non-qualifying income for purposes of the qualifying income exception.
If the IRS challenges certain aspects of our Operating Partnership structure, the taxable income allocated to the holders of our common shares could be adjusted (possibly retroactively) and our ability to provide tax information on a timely basis could be negatively affected.
Since January 1, 2013, we have held all of our assets and conducted all of our operations through our Operating Partnership. Although we have made an election to adjust the basis in our assets upon a transfer of our shares under Section 754 of the Code, our Operating Partnership did not make and does not intend to make a Section 754 election. As a result of our Section 754 election, each holder that purchases our shares will have an initial tax basis in our assets (i.e., OP Units) that reflects such holder's purchase price. Because our Operating Partnership did not make and will not make a Section 754 election, we believe that our Operating Partnership will not be required to make corresponding tax basis adjustments with respect to its assets. It is possible that the IRS might challenge this position, and if such challenge were upheld, any holder who purchased our shares when our diluted book value per share exceeded the holder's per share purchase price would be allocated additional income (and/or a lesser amount of loss) in an amount per share approximately equal to such excess, ignoring any offsetting allocations of operating loss and assuming that our diluted book value per share at the end of the taxable year was equal to or greater than the diluted book value per share at the time of purchase. No complete assurance can be provided that the IRS will not successfully assert that the tax basis of the assets held by our Operating Partnership must be adjusted upon a purchase of our shares.
On its initial tax return, our Operating Partnership attached the election it made under Section 475(f) of the Code to mark to market for U.S. federal income tax purposes the securities it holds as a trader. We attached such an election to our initial tax return as well. Because an interest in a non-publicly traded partnership, such as our Operating Partnership, is not considered a "security" subject to the mark-to-market rules of Section 475(f) of the Code, we do not anticipate that the assets we hold directly (i.e., our OP Units) will be required to be marked to market. As noted above, we caused our Operating Partnership to attach its election to be a trader under Section 475(f) of the Code to its initial tax return. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. We believe that our Operating Partnership qualified and continues to qualify as a trader and that we qualified as trader prior to January 1, 2013. There can be no assurance that we or our Operating Partnership have qualified or will continue to qualify as a trader in securities eligible for the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our Operating Partnership's qualification as a trader. If our or our Operating Partnership's qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective)

changes in the amount of taxable income and the tax character of taxable income recognized by us and allocated to the holders of our shares. An inability to utilize the mark-to-market election might also have an adverse effect on our ability to provide tax information to holders of our shares on a timely basis. The IRS could also challenge any conventions that we use in computing, or in allocating among holders of our shares, any gain or loss resulting from the mark-to-market election.
In addition, we have taken the position that our Operating Partnership's mark-to-market gain or loss, and any gain or loss on the actual disposition of marked-to-market assets, should be treated as ordinary income or loss. However, because the law is unclear as to the treatment of assets that are held for investment, and the determination of which assets are held for investment, the IRS could take the position that the mark-to-market gain or loss attributable to certain of our Operating Partnership's assets should be treated as capital gain or loss and not as ordinary gain or loss. In that case, we will not be able to offset our non-cash ordinary income with capital losses from such assets, which could increase the amount of our non-cash taxable income recognized by us and allocated to the holders of our shares. The tax on such taxable income allocated to you may be in excess of our cash distributions to you.
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
To be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of "qualifying income." Interest income will not be qualifying income for the qualifying income exception if it is derived from "the conduct of a financial or insurance business." This requirement limits our ability to invest directly in mortgage originators, originate loans directly, acquire loans originated by our Manager and its affiliates, or acquire loans originated by any domestic corporate or REIT subsidiary. These rules will also limit our ability to modify distressed debt instruments. We also intend to operate so as to avoid generating a significant amount of income that is treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders. In order to comply with these requirements, we (or our subsidiaries) may be required to invest through foreign or domestic corporations or forego attractive business opportunities, and we have made certain investments through our domestic and foreign corporate subsidiaries in order to comply with these requirements. Thus, compliance with these requirements may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
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
Item 3. Legal Proceedings
Neither we nor our Manager are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of this Annual Report on Form 10-K for the year ended December 31, 2014. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any such inquiries or requests. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EFC" since October 8, 2010. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the NYSE:

	Common Stock Sales Price
	High	Low
2014:
First Quarter	$24.92	$22.73
Second Quarter	$24.95	$22.62
Third Quarter	$25.58	$22.15
Fourth Quarter	$23.00	$19.46

2013:
First Quarter	$26.98	$22.61
Second Quarter	$26.66	$21.36
Third Quarter	$23.33	$21.12
Fourth Quarter	$24.18	$22.40
The closing price for our common shares, as reported by the NYSE on March 6, 2015, was $19.85.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 6, 2015, we had an aggregate of 118 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
Dividends
While we have historically paid dividends to holders of our common shares on a quarterly basis, the declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. In setting our dividends, our Board of Directors takes into account, among other things, our earnings, our financial condition, our working capital needs, and new investment opportunities. In particular, we may lower or suspend dividends when we believe it is prudent to do so for liquidity management purposes, during financial crises or extreme market dislocations, or in order to take advantage of what we deem to be extraordinary investment opportunities. Furthermore, it is possible that some of our future financing arrangements could contain provisions restricting our ability to pay dividends. In addition, our ability to pay dividends is subject to certain restrictions under the Delaware Limited Liability Company Act, or the "Delaware LLC Act." Under the Delaware LLC Act, a limited liability company generally is not permitted to pay a dividend if, after giving effect to the dividend, the liabilities of the company will exceed the value of the company's assets. Shareholders generally will be subject to U.S. federal income tax (and any applicable state and local taxes) on their respective allocable shares of our net taxable income regardless of the timing or amount of dividend we pay to our shareholders.

See Notes to Consolidated Financial Statements

The following table sets forth the dividends per share we have paid, or will pay with respect to the dividends declared for the fourth quarter of 2014, to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2014:
First Quarter	$0.77	May 30, 2014	June 16, 2014
Second Quarter	$0.77	August 29, 2014	September 15, 2014
Third Quarter	$0.77	December 1, 2014	December 15, 2014
Fourth Quarter	$0.65	February 27, 2015	March 16, 2015

For the year ended December 31, 2013:
First Quarter	$0.77	May 31, 2013	June 17, 2013
Second Quarter	$0.77	August 30, 2013	September 16, 2013
Third Quarter	$0.77	November 29, 2013	December 16, 2013
Fourth Quarter	$0.77	February 28, 2014	March 17, 2014
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
Unregistered Sales of Equity Securities
Pursuant to our 2007 Individual Long-Term Incentive Plan, on December 11, 2014, we granted 11,994 LTIP units to Lisa Mumford, our partially dedicated Chief Financial Officer, and 2,249 LTIP units to another employee of our Manager. The LTIP units are subject to forfeiture restrictions that will lapse with respect to 5,747 of the LTIP units granted to Lisa Mumford and 2,249 of the LTIP units granted to another employee of the Manager on December 11, 2015. The forfeiture restrictions on the remaining 6,247 LTIP units granted to Lisa Mumford will lapse on December 11, 2016. Once vested, the LTIP units may be converted at the election of the holder into common shares representing limited liability interests of our company on a one-for-one basis. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(2) of the Securities Act.
Purchases of Equity Securities
On August 4, 2011, our Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price, and our financial performance, among other considerations. As of December 31, 2014, we have repurchased 217,619 shares under our current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59. During the year ended December 31, 2014, we did not repurchase any shares under the program.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the "FTSE NAREIT MREIT"). The comparison is for the period from October 8, 2010, the day our common shares commenced trading on the NYSE, to December 31, 2014, and assumes in each case, a $100 investment on October 8, 2010 and the reinvestment of dividends.
The actual cumulative total returns shown on the graph above are as follows:

	October 8, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Ellington Financial LLC	$100.00	$105.93	$92.12	$135.41	$159.93	160.17
S&P 500	$100.00	$108.41	$110.70	$128.40	$169.97	193.22
FTSE NAREIT MREIT	$100.00	$108.20	$105.51	$126.64	$123.97	146.10
Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 3014, 2013, 2012, 2011, and 2010, and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010. The consolidated financial information presented below as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012, has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2012, 2011, and 2010, and for the years ended December 31, 2011 and 2010, was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.
Since the information presented below is only selected financial data and does not provide all of the information contained in our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K, including the related notes, you should read it in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements, including the related notes to our consolidated financial statements, included in this Annual Report on Form 10-K.

Condensed Statement of Operations

	Year Ended December 31,
	2014	2013	2012	2011	2010
(In thousands except per share amounts)
Investment Income:
Interest income	$93,533	$85,740	$63,857	$63,540	$45,627
Other investment income	318	—	—	—	—
Total investment income	93,851	85,740	63,857	63,540	45,627
Expenses:
Base management fee	10,751	9,115	6,835	5,744	4,910
Incentive fee	1,400	8,366	19,145	612	4,428
Interest expense	9,927	11,025	7,799	6,647	3,826
Other investment related expenses	4,689	496	—	—	—
Other operating expense	8,333	7,083	5,891	5,842	7,676
Total expenses	35,100	36,085	39,670	18,845	20,840
Net Investment Income	58,751	49,655	24,187	44,695	24,787
Net Realized and Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation:
Net realized and change in net unrealized gain (loss) on investments	23,117	37,666	94,339	(28,797)	28,716
Net realized and change in net unrealized gain (loss) on financial derivatives	(19,483)	(7,997)	(21,380)	(5,571)	(12,932)
Net foreign currency gain (loss)	(2,436)	38	—	—	—
Net Realized and Change in Net Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation	1,198	29,707	72,959	(34,368)	15,784
Net Increase in Equity Resulting from Operations	59,949	79,362	97,146	10,327	40,571
Less: Net Increase in Equity Resulting From Operations Attributable to Non-controlling Interests	782	838	—	—	—
Net Increase in Shareholders' Equity Resulting from Operations	$59,167	$78,524	$97,146	$10,327	$40,571
Net Increase in Shareholders' Equity Resulting from Operations per share	$2.09	$3.28	$5.31	$0.61	$3.04
Dividends per common share(1)	$2.96	$3.08	$3.62	$1.60	$2.51
Dividends(1)	$88,538	$80,198	$72,615	$26,991	$40,577

(1)
Dividends are declared and paid on a quarterly basis in arrears. For example, dividends for the fiscal year ended December 31, 2014 include the dividend declared on February 11, 2015 for the fourth quarter of 2014. In the case of the year ended December 31, 2012, dividend amounts also include a special dividend declared for the 2012 fiscal year.

Condensed Consolidated Statement of Assets, Liabilities, and Equity

	As of December 31,
	2014	2013	2012	2011	2010
(In thousands except per share amounts)
Cash and cash equivalents	$114,140	$183,489	$59,084	$62,737	$35,791
Investments at fair value	2,172,082	1,730,130	1,375,116	1,212,483	1,246,067
Financial derivatives–assets, at fair value	80,029	59,664	48,504	102,871	201,335
Repurchase agreements	172,001	27,962	13,650	15,750	25,684
Receivable for securities sold	1,237,592	883,005	626,919	533,708	799,142
Due from brokers	146,965	82,571	22,744	34,163	20,394
Other assets	22,546	8,377	6,098	6,343	5,909
Total assets	3,945,355	2,975,198	2,152,115	1,968,055	2,334,322
Investments sold short at fair value	1,291,370	845,614	622,301	462,394	775,145
Financial derivatives–liabilities, at fair value	66,116	44,791	15,212	27,040	21,030
Reverse repurchase agreements	1,669,433	1,236,166	905,718	896,210	777,760
Payable for securities purchased	98,747	193,047	57,333	127,517	184,013
Due to brokers	22,224	19,762	30,954	79,735	166,409
Other liabilities	8,921	9,769	14,242	4,243	6,293
Total liabilities	3,156,811	2,349,149	1,645,760	1,597,139	1,930,650
Equity	788,544	626,049	506,355	370,916	403,672
Less: Non-controlling interests	6,389	5,648	—	—	—
Shareholders' Equity	$782,155	$620,401	$506,355	$370,916	$403,672
Shareholders' equity per common share	$23.38	$24.40	$24.86	$22.55	$24.47
Shareholders' equity per common share, diluted	$23.09	$23.99	$24.38	$22.03	$23.91
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We are a specialty finance company that primarily acquires and manages mortgage-related assets, including RMBS, residential mortgage loans, CMBS, commercial mortgage loans and other commercial real estate debt, real property and mortgage-related derivatives. We also invest in corporate debt and equity securities, CLOs, consumer loans and ABS backed by consumer and commercial assets, non-mortgage-related derivatives, and other financial assets. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 20-year history of investing in a broad spectrum of MBS and related derivatives.
We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2014, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through December 31, 2014, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium- term. However, while we believe opportunities in U.S. MBS remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; consumer loans and ABS backed by consumer loans; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and distressed corporate debt. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our non-Agency portfolio. We believe that Ellington's proprietary research and analytics allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from registration as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS.
We also use leverage in our non-Agency strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2014, we financed our asset purchases almost exclusively through reverse repos, which we account for as collateralized borrowings. In January 2012, we completed a small resecuritization transaction using one of our non-Agency RMBS assets; this transaction is accounted for as a collateralized borrowing and is classified on our Consolidated Statement of Assets, Liabilities, and Equity as "Securitized debt." This securitized debt represents long-term financing for the related asset, in contrast to our reverse repos collateralized by non-Agency assets, which typically have 30 to 180 day terms. However, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
In September 2014, we completed a follow-on common share offering which resulted in net proceeds of $188.2 million, after offering costs. As of December 31, 2014, we had fully deployed these proceeds into our targeted assets.
As of December 31, 2014, outstanding borrowings under reverse repos and securitized debt were $1.7 billion and our debt-to-equity ratio was 2.12 to 1. However, excluding outstanding borrowings on U.S. Treasury securities in the amount of $123.6 million, our debt-to-equity ratio was 1.96 to 1 as of December 31, 2014. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of December 31, 2014, approximately 68.6%, or $1.146 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, other ABS, and U.S. Treasury securities.
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
As of December 31, 2014, our diluted book value per share was $23.09 as compared to $23.99 as of December 31, 2013.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market include the following:

•
Federal Reserve and Monetary Policy—After measured monthly reductions in net asset purchases, the Federal Reserve concluded its quantitative easing purchase program at the end of October 2014, but also announced that it will continue to reinvest principal payments from existing holdings;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for December 2014 showed, consistent with recent months, that the pace of year-over-year home price appreciation slowed; meanwhile the Freddie Mac survey 30-year mortgage rate ended 2014 at 3.87%, down from 4.53% at the beginning of the year. Subsequent to year end, the Freddie Mac survey 30-year mortgage rate fell even further, reaching as low as 3.59% as of February 5, 2015;

•
GSE Developments—In 2014 and early 2015, the FHFA and the GSEs announced multiple program and policy changes and clarifications intended to increase mortgage credit availability. Notably, on January 7, 2015, President

Obama announced a reduction in FHA mortgage insurance premiums, or "MIPs," effectively reducing the cost of impacted mortgages by 50 basis points. The FHFA has announced significant changes to the GSEs' representation and warranty framework, with the goal of encouraging lenders to serve a wider audience while still supporting safe GSE operations. During 2015 the FHFA will continue to work with Fannie Mae and Freddie Mac to build a Common Securitization Platform to be utilized by both agencies to issue a single security, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly;

•
Portfolio Overview and Outlook—Non-Agency RMBS performed well over the year and continued to be supported by overall positive trends in home prices as well as a declining level of foreclosure inventory. Over the course of the year, we continued to implement our diversification strategy, becoming more active in other non-Agency asset classes such as CLOs, European non-dollar denominated MBS and ABS, residential and commercial mortgage loans, U.S. consumer whole loans and ABS, and distressed corporate debt. We also made our first investments in mortgage-related entities, including two mortgage originators. Even though interest rates declined steadily over the course of 2014, prepayment rates remained relatively muted. Market volatility picked up towards the end of the year and in the early part of 2015, reflecting the uncertainty in the global economy and the longer term direction of U.S. interest rates.

Federal Reserve and Monetary Policy
Since December 2013, the Federal Reserve has announced eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, concluding its purchase program at the end of October 2014. Prior to these incremental reductions, and since September 2012, the Federal Reserve had been purchasing long-dated U.S. Treasury securities and Agency RMBS assets at the pace of $85 billion per month, comprised of $45 billion of U.S. Treasury securities and $40 billion of Agency RMBS. The Federal Reserve has announced that it will continue to reinvest principal payments from its holdings into additional asset purchases.
In its January 2015 statement, the Federal Open Market Committee, or "FOMC," maintained the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it can be patient in beginning to normalize monetary policy. The FOMC also indicated that it will continue to monitor progress toward its inflation and economic objectives, and that it could raise rates sooner than currently anticipated if progress is faster than expected, or maintain low rates for a longer period than anticipated if progress is slower than expected. Currently, the FOMC anticipates that economic conditions may warrant keeping the target rate below normal long-run levels for "some time," even once employment and inflation have reached levels consistent with the Federal Reserve's mandate.
Since the Federal Reserve's initial taper announcement in December 2013, long-term interest rates have generally declined. As of December 31, 2014, the 10-year U.S. Treasury yield was 2.17% as compared to 3.03% as of December 31, 2013. Subsequent to quarter end, the 10-year U.S. Treasury yield fell briefly below 2% in January and February 2015, but rose to 2.24% as of March 6, 2015. Prices of Agency RMBS also rallied over the course of 2014. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, was 104.28 as of December 31, 2014, as compared to 99.34 as of December 31, 2013.
Notwithstanding the downward trend in interest rates, we believe that there remains substantial risk that interest rates could begin to rise again. The focus of market participants has shifted from the timing of the tapering of Federal Reserve asset purchases to the timing of a tightening of monetary policy through interest rate increases, driven by employment and economic growth in the United States. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its January 2015 and November 2014 National Foreclosure Reports:

	As of
Number of Units(1)	December 2014	December 2013
Seriously Delinquent Mortgages	1,561	1,990
Foreclosure Inventory	564	840
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	December 2014	December 2013
Single-family(1)	706	663
Multi-family(1)	344	349
(1) Shown in thousands of units.
Source: U.S. Census Bureau
As of December 2014, on a year-over-year basis, while multi-family housing starts during the trailing three months declined by approximately 1.4% from December 2013, single-family housing starts increased by 6.5%, during the same period. Even though home prices have recovered meaningfully over the last few years, this recovery has only recently translated into notable growth in single-family housing starts. The recovery in home prices may have initially been driven more by the active purchase of foreclosure inventory by institutional investors, as opposed to by an increase in demand for traditional owner-occupied single-family housing.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for December 2014 showed that, on average, home prices had increased from December 2013 by 4.3% and 4.5% for its 10- and 20-City Composites, respectively. The home price indices flattened out in 2014, as the pace of home price appreciation in 2013 was not repeated in 2014. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their autumn 2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of December 2014, the national inventory of foreclosed homes fell to 564,000 units, a 33% decline when compared to December 2013; this represented the thirty-eighth consecutive month with a year-over-year decline and the lowest level since November 2008. As a result, there are much fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
The Freddie Mac survey 30-year fixed mortgage rate ended the year at 3.87%, reflecting a 66-basis point decline from the beginning of 2014. Subsequent to the end of the year, the rate fell even further, reaching as low as 3.59% as of February 5, 2015. The Refinance Index published by the Mortgage Bankers Association, or "MBA," was essentially flat during 2014 on a seasonally adjusted basis, but has been consistently higher since year end. The index spiked significantly in January 2015, peaking at 2,746.10 on January 16, 2015, an almost 90% increase over its average level during 2014. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, was also essentially flat over 2014 on a seasonally adjusted basis, but has been consistently higher since year end, peaking at 561.90 on January 16, 2015, a 55% increase over its average level during 2014.

The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period from September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through December 2014, there has been a decoupling of these two time series. As the figure below shows, by December 2014 the MBA Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 to September 2013. However, the increases in refinancings in October 2014 and January 2015 clearly reflect the decline in average mortgage rates during the same periods.

MBA Refinance Index (Application Volume)
Freddie Mac Survey 30-Year Mortgage Rate (inverted)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
3.0
3.2
3.4
3.6
3.8
4.0
4.2
4.4
4.6
4.8
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Dec-13
Mar-14
Apr-14
Jun-14
Aug-14
Oct-14
Dec-14
Feb-15
MBA Refinance Index
Freddie Mac Survey 30-Year Mortgage Rate

While the number of refinancing applications has been consistently low relative to interest rates since September 2013, the table below illustrates that the average refinanced loan size has steadily increased over that same time period, with a 38.0% increase from September 2013 through January 2015. In the October 2014 and January 2015 refinancing spikes, average refinanced loan size also spiked significantly. These trends suggest strongly that higher balance loans are becoming increasingly more prepayment sensitive relative to lower balance loans.

MBA Refinance Index
(Application Volume)
Average Refinanced Loan Size
($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
300
280
260
240
220
200
180
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Dec-13
Mar-14
Apr-14
Jun-14
Aug-14
Oct-14
Dec-14
Feb-15
MBA Refinance Index
Average Refinanced Loan Size (Trailing 4-Week Average)

On March 6, 2015, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of February 2015 the U.S. unemployment rate declined to 5.5%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 295,000 during February, a level that is considered reflective of improving labor market conditions. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation no longer represent an impediment to a continuing housing recovery. However, the continued recovery of the housing market, while supported by still-historically-low mortgage rates and the momentum of improving home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination, and the uneven pace of the recovery of the U.S. economy.
GSE Developments
On January 7, 2015, President Obama announced a reduction in FHA MIPs to 85 basis points from 135 basis points, effective January 26, 2015. This essentially reduces FHA loan rates for impacted borrowers by 50 basis points. The reduction in MIPs is therefore expected to result in increased prepayment risk, particularly for recent vintage, low FICO and high LTV FHA loans. Increased media focus on historically low mortgage rates could also drive refinancings and increased prepayment risk for both Agency and non-Agency mortgages.
On January 27, 2015, Mel Watt, Director of the FHFA, testified before the U.S. House of Representatives Committee on Financial Services regarding the FHFA's progress in 2014 and Scorecard for Fannie Mae, Freddie Mac, and Common Securitization Solutions, or "the 2015 Scorecard," released in January 2015. The 2015 Scorecard builds on the strategic objectives and priorities that the FHFA outlined in 2014. During 2014, the FHFA announced significant changes to the GSE's representation and warranty framework, including: dramatically shortening the good payment history periods for representation and warranty relief; offering alternatives to loan repurchases when mortgage insurance is rescinded; and clarifying the criteria for the "life-of-loan exclusions" that enable the GSEs to force repurchases on account of fraud or non-compliance even after the representation and warranty relief period has expired. Watt stated that the FHFA expects to finalize its improvement to the GSE's representation and warranty framework in 2015. To increase credit availability, Watt announced in October 2014 that the GSEs would increase maximum LTV ratios from 95% to 97%, with the goal of responsibly expanding credit to lower-down payment borrowers. Further detail provided in December 2014 indicated that the program will target fixed-rate loans to low to middle income borrowers, focusing on first-time homebuyers and requiring borrowers to be owner-occupants. The program began in December 2014 for Fannie Mae and is scheduled to begin in March 2015 for Freddie Mac. Credit risk transfers to private investors, which increase private capital flows to the mortgage sector while reducing taxpayer risk, are planned to grow to $150 billion and $120 billion for Fannie Mae and Freddie Mac, respectively, subject to market conditions, a significant increase from the $90 billion of transfers that each Agency was required to meet in 2014. The FHFA continues to work with Fannie Mae and Freddie Mac to build a Common Securitization Platform to be utilized by both agencies, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly. While this is a multiyear initiative, the FHFA expects to finalize the single security structure in 2015.
The FHFA continues to re-evaluate the implementation of a previously proposed initiative to raise guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac business. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loan against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs. Decreased expectations of g-fee increases are suggestive of potentially faster prepayment speeds. Greater clarity on g-fees is expected in early 2015.
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
Portfolio Overview and Outlook
Non-Agency
As of December 31, 2014, the value of our long non-Agency portfolio was $880.4 million, as compared to $699.8 million as of December 31, 2013, representing an increase of approximately 26%. The increase in the size of our portfolio resulted principally from our September 2014 follow-on common share offering and the deployment of the net proceeds received.
During 2014 we continued to diversify our portfolio into other sectors where we believe we can leverage our analytical and research capabilities. However, as of December 31, 2014, non-Agency RMBS still comprised the majority of our portfolio, and we expect that it will continue to do so over the near to medium term, even as we continue to implement our diversification plans.
In the latter part of 2014, the broader financial markets experienced a heightened level of volatility, most notably in connection with the steep drop in oil prices. However, prices of non-Agency RMBS exhibited relative stability, as support was provided by ongoing improvements in fundamental data, including mortgage delinquency and foreclosure rates, as well as by the drop in oil prices. Since crude oil prices directly and indirectly drive the price of gasoline, heating oil, and other significant budget items for homeowners, the decline in oil prices should free up significant disposable income for homeowners over the near term, and should therefore benefit the credit performance of non-Agency RMBS. In addition, recent declines in interest rates are translating into lower rate resets on adjustable rate mortgages, thereby freeing up additional disposable income for homeowners. The drop in interest rates, if sustained, could further benefit non-Agency RMBS credit performance by creating additional upward pressure on home prices, which slowed in 2014 after increasing sharply in 2012 and 2013. Although we decreased our holdings of non-Agency RMBS over the course of the year, we have continued to selectively find attractive buying opportunities, most notably in seasoned mezzanine tranches. However, as market yields for non-Agency RMBS have remained compressed, prudent and careful security selection, based on loan-level analysis performed on a security-by-security basis, continues to be of paramount importance. As of December 31, 2014, our investment in non-Agency RMBS was $559.1 million as compared to $580.8 million as of December 31, 2013.
The CMBS market has continued to be volatile in recent months. Credit spreads generally tightened in the early part of the fourth quarter, only to widen out again at the end of the quarter. Factors contributing to recent volatility in CMBS include the steep drop in oil prices, heavy new issue volume, and the steadily deteriorating credit quality and underwriting standards in new issue CMBS. 2014 represented a year of loosening underwriting standards in the new issue CMBS market, including increased leverage and higher LTV ratios. Nevertheless, our CMBS portfolio performed well during the year and we remain active in B-pieces. B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. Ellington has been highly active in this market, and we believe that these assets represent an attractive complement to our legacy CMBS holdings, which tend to be lower yielding, but more liquid than CMBS B-pieces. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is broadly available in the secondary market, and better target the collateral profiles and structures we prefer. We have continued to find attractive acquisition opportunities in CMBS B-pieces, although at a slower pace compared to earlier in the year. Our CMBS portfolio made a significant positive contribution to our net income for the year ended December 31, 2014. As of December 31, 2014, our investment in CMBS was $53.3 million, as compared to $33.0 million as of December 31, 2013.
We also continue to see compelling opportunities in distressed small balance commercial loans. As of December 31, 2014, we had investments in fifteen loans with a value of $28.3 million, as compared to five loans valued at $18.9 million as of December 31, 2013. The number and value of our distressed small balance commercial loans held may fluctuate significantly from period to period, especially as loans are resolved or sold. Our investments in this asset class performed extremely well for the year ended December 31, 2014. We continue to acquire assets through existing channels and we are actively broadening our investment sourcing capabilities.
Over the course of the year ended December 31, 2014, we continued to expand our investing activities in European non-dollar denominated assets. We actively traded the portfolio, capturing net gains. During the year, we increased our holdings of European RMBS and we purchased our first positions in European CMBS and CLOs. Toward the end of 2014, the market was heavily impacted by anticipated European Central Bank, or "ECB," quantitative easing actions. While credit spreads on European ABS eligible for purchase by the ECB tightened, credit spreads on non-eligible European ABS marginally widened. Political uncertainty in Greece and the macroeconomic uncertainty associated with the drop in oil prices exacerbated this credit spread widening trend. In addition, most dealers were net sellers as they sought to shore up their balance sheets prior to year end. We are pleased with the portfolio of European non-dollar denominated assets that we have constructed, and we expect to continue to be active participants in the European ABS market. As of December 31, 2014, our investments in European non-dollar denominated assets totaled $64.6 million, up from $5.8 million as of December 31, 2013. These assets include securities denominated in British pounds as well as in euros.
During the year ended December 31, 2014, we remained active in the U.S. CLO market, focusing on the legacy sector, where we continue to find value. In contrast, we have not found more recent CLO issuance to be particularly attractive, especially given that the underlying loans were generally originated with relaxed underwriting standards, or "covenant light" features. In fact, more recent vintage CLOs were particularly hard hit during the latter part of 2014, as the perceived creditworthiness of many energy-related companies declined. Over the course of the year ended December 31, 2014, we increased our holdings of legacy CLOs, including our European non-dollar denominated CLOs, to $122.0 million, from $38.1 million as of December 31, 2013.
During the year ended December 31, 2014, we added to our portfolio of non-performing and sub-performing residential mortgage loans, or "residential NPLs." Over the course of the year ended December 31, 2014, sales volume of residential NPLs was strong, but declined in the latter part of the year as compared to earlier in the year, and asset prices remained relatively firm. Given the continued high levels of competition in this sector, we remained focused on smaller, less competitive pools. We have found that these smaller transactions offer not only better potential returns, but also more attractive terms. As of December 31, 2014, we held $34.1 million in residential NPLs and related foreclosure property as compared to $24.1 million as of December 31, 2013.
During the second half of the year ended December 31, 2014, we began investing in U.S. consumer-backed whole loans and ABS. We have focused our consumer ABS and consumer whole loan activity on originators that have a long track record and that can provide extensive loan-level performance data for us to analyze, including historical default rates, prepayment rates, and recovery rates. We believe that our U.S. consumer loan investments offer attractive loss-adjusted yields and will serve to enhance as well as diversify our sources of non-Agency returns. As of December 31, 2014, our investments in consumer loans and ABS backed by consumer loans totaled $24.3 million.
During the fourth quarter of 2014, we also we made our first purchases of distressed corporate debt. We were able to purchase assets at attractive prices as the unexpected drop in oil prices increased the fear of widespread energy sector defaults, helping drive corporate debt prices lower even for non-energy-related issuers. Our early focus has been on more senior secured positions, and we have hedged our portfolio with CDS on high-yield corporate bond indices. While we are currently cautious with respect to energy-related exposures, we anticipate that we may see attractive opportunities in this sub-sector in the future. As of December 31, 2014, our holdings of distressed corporate debt, including related equity, totaled $37.2 million.
In September 2014, we purchased a preferred equity stake in a reverse mortgage originator. In December 2014, we made an investment in another mortgage originator, which was principally in the form of $8.5 million in subordinated debt with a five year term; the initial loan amount was $8.5 million, and the amount lent could increase, at the borrower's option, to $12.5 million upon the satisfaction of certain conditions . We plan to continue to make strategic investments in originators in need of equity and/or debt capital where we believe there is an opportunity to enhance longer term enterprise value, and/or establish a strategic relationship. We believe that our significant expertise and contacts in the mortgage markets and extensive infrastructure will enable us to assist these entities in further developing and executing their business plans. In many cases, we expect that our investments will also provide access to desirable assets, such as non-QM loans through flow agreements.
Active portfolio trading of our more liquid assets remains a key element of our strategy. Our non-Agency bond portfolio turnover during the year ended December 31, 2014, as measured by sales, excluding principal paydowns, was 78%. We actively trade our portfolio not only for the generation of total return, but also to enhance the composition of our portfolio.
During the year ended December 31, 2014, we continued to hedge our non-Agency portfolio against credit and interest rate risk. Notwithstanding the decline in interest rates over the course of 2014, we continue to believe that the entire non-Agency MBS market remains vulnerable, especially to a substantial unexpected increase in long-term interest rates. For credit hedging, we continue to primarily use the CDX corporate bond indices, CDX tranches, options on CDX, and the CMBX commercial mortgage-backed securities indices. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to reduce exposures nimbly through hedging both credit and interest rate risks.
Agency
As of December 31, 2014, we held Agency RMBS with a value of $1.218 billion, as compared to $933.5 million as of December 31, 2013. The growth in our portfolio of Agency RMBS resulted from the full deployment of the net proceeds received from our September 2014 follow-on common share offering.
Our Agency RMBS portfolio is principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics.
In October 2014, and as anticipated in the light of the growing strength of the U.S. economy, the Federal Reserve ceased its monthly bond purchases of Agency RMBS and U.S. Treasury securities, but continues to reinvest paydown proceeds from its held portfolio into additional securities. Over the course of the year, the reduced buying activity of the Federal Reserve was more than offset by other investors, including mortgage REITs and bond funds.
The yield curve experienced a significant flattening over the course of the year ended December 31, 2014. Ten-year interest rate swap rates declined approximately 80 basis points, while seven-year swap rates declined approximately 44 basis points. The 10-year U.S. Treasury yield ended the year at 2.17%, as compared to 3.03% at December 31, 2013. Meanwhile, short-term interest rates remained relatively stable or increased slightly. Volatility in Agency RMBS was relatively subdued in the early part of 2014 but increased in the latter part of the year in line with the heightened volatility in the broader financial markets. Over the course of 2014, specified pools performed well, as the drop in interest rates increased the value of prepayment protection, although pay-ups for some coupons benefited more than others. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Meanwhile, mortgage rates to the consumer declined during the year, dropping approximately 66 basis points to 3.87% for a fixed rate 30-year conventional mortgage. However, this did not trigger substantial increases in refinancing activity during the year, with the exception of a temporary spike after the brief sharp drop in interest rates on October 15th. TBAs also performed well over the course of the year. The relatively benign level of refinancing activity helped support TBA monthly roll prices, as did the monthly purchase activity by the Federal Reserve as part of its quantitative easing program, particularly since its Agency RMBS purchase activity was concentrated in TBAs. Since we generally hold a net short position in TBAs to hedge the interest rate and prepayment risk in our specified pool portfolio, and since we use the TBA roll market to maintain these short TBA positions, the strength of the TBA roll market during the year served as a drag on our earnings.
During the year ended December 31, 2014, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. We also continued to be active participants in the reverse mortgage pool sector, although more recently our purchase activity has been focused on the new issue market, where we believe the value is better. Our Agency RMBS portfolio also includes a small allocation to Agency IOs. With prepayment activity low, option-adjusted spreads on Agency IOs remained tight through the end of 2014. As a result, we took the opportunity to execute selective sales.
One metric that we use to measure our overall prepayment risk is our net Agency premium as a percentage of our long Agency RMBS holdings. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short (TBA) Agency RMBS positions. The net short TBA position related to our long Agency RMBS had a notional value of $680.6 million and a fair value of $733.4 million as of December 31, 2014 and a notional value of $352.5 million and a fair value of $377.0 million as of December 31, 2013.

The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of each of December 31, 2014 and 2013, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 2.8% and 0.6%, respectively. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 7.3% and 3.3% as of December 31, 2014 and 2013, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against increases in prepayments.
Financing
Throughout the year ended December 31, 2014, we continued to find repo financing to be readily available for both Agency and non-Agency MBS. Spreads on non-Agency repo declined over the course of the year, and other repo terms have also improved, including a modest decline in our required Agency as well as non-Agency haircuts. We have also found increased repo lending appetite from both larger and smaller dealers with more competitive terms. However, proposed changes will increase regulatory capital requirements for the largest, most systemically significant U.S. banks and their holding companies. These changes could ultimately alter these institutions' appetite for various risk-taking activities, and could ultimately affect the terms and availability of our repo financing.
During the third quarter of 2014, we entered into a $150 million "non-mark-to-market" reverse repo facility which provides financing for certain types of non-Agency assets for a period of at least two years. After the first 18 months of its term, the facility converts to a rolling facility, with a six month cancellation notice period and automatic termination date in September 2017. Under the terms of the facility, no additional collateral is required to be posted by us based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount of outstanding borrowing under the facility. As of December 31, 2014, we had utilized substantially all of the available capacity under the facility. As of December 31 2014, our outstanding reverse repos were with 16 different counterparties.
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
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies ("ASC 946"). This update modified the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance was effective for interim and annual reporting periods in fiscal years that began after December 15, 2013, with retrospective application; earlier application was prohibited. We have determined that we still meet the definition of an investment company under ASC 946 and, as a result, the presentation of our financial statements has not changed since the effective date of this ASU.
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
Valuation: We apply ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to our holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments we generally include in Level 1 are listed equities, exchange-traded derivatives, and cash and cash equivalents,

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that we generally include in this category are Agency RMBS, non-Agency MBS determined to be sufficiently liquid to merit a Level 2 designation, U.S. Treasury securities and certain sovereign debt, commonly traded derivatives, such as interest rate swaps, foreign currency forwards, and certain other over-the-counter derivatives, and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that we generally include in this category are less liquid MBS, CDS on individual ABS, residential and commercial loans, consumer loans, other asset-backed securities, distressed corporate debt, non-listed equities, and private corporate investments.

See the notes to our consolidated financial statements for more information on valuation.
Purchases and Sales of Investments and Investment Income: Purchase and sales transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. We generally amortize premiums and accrete discounts on our fixed income investments using the effective interest method.
See the notes to our consolidated financial statements for more information on purchases and sales of investments and investment income.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio as of December 31, 2014 and 2013. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2014					December 31, 2013
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS and Residential Mortgage Loans	$876,713	$582,162	$66.40	$546,596	$62.35	$885,145	$600,835	$67.88	$546,616	$61.75
Non-Agency CMBS and Commercial Mortgage Loans	163,180	80,386	49.26	80,902	49.58	97,332	56,880	58.44	56,366	57.91
Other ABS and Loans	126,238	123,765	98.04	125,485	99.40	38,422	36,287	94.44	36,786	95.74
Total Non-Agency MBS, Mortgage loans, and Other ABS and Loans	1,166,131	786,313	67.43	752,983	64.57	1,020,899	694,002	67.98	639,768	62.67
Agency RMBS:
Floating	16,002	16,974	106.07	17,049	106.54	28,746	30,618	106.51	30,274	105.31
Fixed	1,032,032	1,111,761	107.73	1,093,421	105.95	778,295	801,060	102.92	813,677	104.55
Reverse Mortgages	52,247	57,554	110.16	57,274	109.62	56,154	61,308	109.18	62,708	111.67
Total Agency RMBS	1,100,281	1,186,289	107.82	1,167,744	106.13	863,195	892,986	103.45	906,659	105.03
Total Non-Agency and Agency MBS, Mortgage loans, and Other ABS and Loans	$2,266,412	$1,972,602	$87.04	$1,920,727	$84.75	$1,884,094	$1,586,988	$84.23	$1,546,427	$82.08
Agency Interest Only RMBS	n/a	$31,385	n/a	$32,785	n/a	n/a	$40,504	n/a	$39,826	n/a
Non-Agency Interest Only and Principal Only MBS and Other(2)	n/a	$28,194	n/a	$28,542	n/a	n/a	$5,782	n/a	$5,313	n/a
TBAs:
Long	$71,598	$72,410	$101.13	$71,672	$100.10	$101,150	$96,856	$95.76	$96,691	$95.59
Short	(1,135,218)	(1,209,539)	106.55	(1,205,876)	106.22	(784,888)	(811,957)	103.45	(813,757)	103.68
Net Short TBAs	$(1,063,620)	$(1,137,129)	$106.91	$(1,134,204)	$106.64	$(683,738)	$(715,101)	$104.59	$(717,066)	$104.87
Long U.S. Treasury Securities	$1,560	$1,636	$104.89	$1,550	$99.36	$—	$—	$—	$—	$—
Short U.S. Treasury Securities	$(24,485)	$(24,709)	$100.92	$(24,602)	$100.48	$(20,000)	$(19,607)	$98.03	$(19,899)	$99.49
Short European Sovereign Bonds	$(28,118)	$(30,606)	$108.85	$(32,008)	$113.83	$(7,337)	$(7,681)	$ 104.68	$(7,633)	$ 104.04
Repurchase Agreements	$172,002	$172,001	$100.00	$172,001	$100.00	$27,962	$27,962	$100.00	$27,943	$99.93
Corporate Debt	$46,006	$42,708	$92.83	$43,585	$94.74	$—	$—	$—	$—	$—
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	$11,652	n/a	$11,890	n/a	n/a	$—	n/a	$—	n/a
Non-Exchange Traded Corporate Equity	n/a	$2,860	n/a	$2,827	n/a	n/a	$—	n/a	$—	n/a
Short Common Stock	n/a	$(26,516)	n/a	$(27,605)	n/a	n/a	$(6,369)	n/a	$(6,313)	n/a
Real Estate Owned	n/a	$8,635	n/a	$8,748	n/a	n/a	$—	n/a	$—	n/a
Total Net Investments		$1,052,713		$1,004,236			$912,478		$868,598

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Includes equity tranches and similar securities.

The following table summarizes our financial derivatives portfolio as of December 31, 2014 and 2013. For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	December 31, 2014		December 31, 2013
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices(1)	$20,847	$(4,187)	$46,072	$(11,805)
Short CDS on RMBS and CMBS Indices(2)	(71,031)	1,658	(72,422)	4,876
Short CDS on Individual RMBS(2)	(20,691)	11,148	(26,426)	16,296
Net Mortgage-Related Derivatives	(70,875)	8,619	(52,776)	9,367
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	315,739	34,634	74,425	13,226
Short CDS referencing Corporate Bond Indices	(352,945)	(27,357)	(337,815)	(23,902)
Long CDS on Corporate Bonds	4,428	(2,706)	—	—
Short CDS on Corporate Bonds	(5,970)	(247)	—	—
Purchased Options on CDS on Corporate Bond Indices(3)	364,400	625	22,588	190
Written Options on CDS on Corporate Bond Indices(4)	(25,900)	(146)	—	—
Long Total Return Swaps on Corporate Equities (5)	72,950	(13)	51,018	4
Short Total Return Swaps on Corporate Equities (5)	—	—	(10,397)	(67)
Interest Rate Derivatives:
Long Interest Rate Swaps (6)	1,247,477	22,565	387,700	(879)
Short Interest Rate Swaps (7)	(1,652,647)	(23,316)	(1,164,400)	19,368
Long U.S. Treasury Note Futures (8)	159,900	149	227,200	(2,370)
Long Eurodollar Futures (9)	11,000	7	—	—
Short Eurodollar Futures (9)	(699,000)	24	(14,000)	(3)
Purchased Payer Swaptions (10)	1,082,800	207	15,000	61
Written Payer Swaptions (11)	(10,200)	—	(4,000)	(84)
Purchased Options on U.S. Treasury Security Futures(12)	11,000	20	—	—
Total Net Interest Rate Derivatives		(344)		16,093
Other Derivatives:
Long Foreign Currency Forwards(13)	9,518	(136)	—	—
Short Foreign Currency Forwards(14)	(35,966)	884	(6,575)	(38)
Warrants(15)	1,554	100	—	—
Total Net Derivatives		$13,913		$14,873

(1)	Long mortgage-related derivatives represent transactions where we sold credit protection to a counterparty.

(2)	Short mortgage-related derivatives represent transactions where we purchased credit protection from a counterparty.

(3)	Represents the option on our part to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(4)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(5)	Notional value represents number of underlying shares times the closing price of the underlying security.

(6)	For long interest rate swaps, a floating rate is being paid and a fixed rate is being received.

(7)	For short interest rate swaps, a fixed rate is being paid and a floating rate is being received.

(8)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of December 31, 2014 and December 31, 2013, a total of 1,346 and 1,847 contracts were held, respectively.

(9)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(10)	Represents the option on our part to enter into an interest rate swap whereby we would pay a fixed rate and receive a floating rate.

(11)	Represents the option on the part of a counterparty to enter into an interest rate swap with us whereby we would receive a fixed rate and pay a floating rate.

(12)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2014, 110 contracts were held.

(13)	Notional amount represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(14)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.

(15)	Notional amount represents number of warrants.

As of December 31, 2014, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.9 billion as compared to $3.0 billion as of December 31, 2013. Total liabilities as of December 31, 2014 and December 31, 2013 were $3.2 billion and $2.3 billion, respectively. Our portfolios of investments and financial derivatives included in total assets were $2.4 billion and $1.8 billion as of December 31, 2014 and December 31, 2013, respectively, while our investments sold short and financial derivatives included in total liabilities were $1.357 billion and $890.4 million as of December 31, 2014 and December 31, 2013, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2014, we had a net short TBA position of $1.137 billion as compared to $715.1 million as of December 31, 2013.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of December 31, 2014, total assets included $72.4 million of TBAs as well as $1.206 billion of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2013, total assets included $96.9 million of TBAs as well as $813.9 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2014, total liabilities included $1.210 billion of TBAs sold short as well as $71.8 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2013, total liabilities included $812.0 million of TBAs sold short as well as $96.8 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
For a more detailed discussion of our investment portfolio, see "—Trends and Recent Market Developments—Portfolio Overview and Outlook" above.
As of December 31, 2014, our holdings of net short mortgage-related derivatives increased as compared to December 31, 2013. We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also take net long positions in certain CDS on RMBS and CMBS indices. As of December 31, 2014, the net short notional value of our holdings of CDS on RMBS and CMBS indices was $50.2 million as compared to $26.4 million as of December 31, 2013. Our CDS on individual RMBS represent "single-name" positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. The overall outstanding notional value of our short CDS contracts on individual RMBS declined to $20.7 million as of December 31, 2014 from $26.4 million as of December 31, 2013. As there is no longer an active market for CDS on individual RMBS, our portfolio continues to run off.
We use CDS on corporate bond indices and options thereon as a means to hedge credit risk. While as of December 31, 2014, the net notional value our of CDS on corporate bond indices declined substantially to $37.2 million from $263.4 million as of December 31, 2013, our holdings of net purchased options on CDS on corporate bond indices increased substantially. Through these options contracts, we have the ability to purchase additional net notional protection of $338.5 million as of December 31, 2014 as compared to $22.6 million as of December 31, 2013. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
As of December 31, 2014 and December 31, 2013, we held long and or short positions in corporate equities. Our long and short positions were held either directly or through total return swaps. Our short and long positions in corporate equities referencing publicly traded REITs can serve either as portfolio hedges or as relative value opportunities. We have also implemented an interest rate derivatives trading strategy. Within this strategy, we can take long and/or short positions in various interest rate-related instruments, such as U.S. Treasury securities, interest rate swaps, futures, and options. While some of the trading positions in this strategy are intended as hedges for various exposures in our overall portfolio, we also may take speculative positions to capitalize on what we view as market inefficiencies or anomalies.
As shown in our financial derivatives portfolio table above, as of December 31, 2014 we had substantially increased our holdings of purchased payer swaptions. We believe that these swaptions represent an attractive way to mitigate the risk to the market values of non-Agency credit-sensitive products in the event of a significant unexpected increase in interest rates.
We use a variety of instruments to hedge interest rate risk in our portfolio, including non-derivative instruments such as TBAs, U.S. Treasury securities and sovereign debt instruments, and derivative instruments such as interest rate swaps, Eurodollar and U.S. Treasury futures, and options on the foregoing. The mix of instruments that we use to hedge interest rate risk may change materially from one period to the next.
We have also entered into foreign currency forward contracts in order to hedge risks associated with foreign currency fluctuations.

We have entered into reverse repos to finance some of our assets. As of December 31, 2014 and December 31, 2013, indebtedness outstanding on our reverse repos was approximately $1.7 billion and $1.2 billion, respectively. As of December 31, 2014, we had total Agency RMBS financed with reverse repos of $1.208 billion as compared to $881.4 million as of December 31, 2013. As of December 31, 2014, we had total non-Agency assets financed with reverse repos of $595.7 million as compared to $576.0 million as of December 31, 2013. Outstanding indebtedness under reverse repos for Agency RMBS as of December 31, 2014 and December 31, 2013 was $1.146 billion and $842.3 million, respectively, while outstanding indebtedness under reverse repos for our non-Agency portfolio as of December 31, 2014 and December 31, 2013 was $400.0 million and $393.9 million, respectively. As of December 31, 2014, our reverse repos include overnight borrowings on U.S. Treasury securities in the amount of $123.6 million. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. As of December 31, 2014, our debt-to-equity ratio was 2.12 to one and as of December 31, 2013, our debt-to-equity ratio was 1.98 to one. Excluding reverse repos related to U.S. Treasury securities, our debt-to-equity ratio was 1.96 to one as of December 31, 2014. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of December 31, 2014 and December 31, 2013, our derivative and TBA counterparties posted an aggregate value of approximately $22.2 million and $19.8 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the year ended December 31, 2014, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $30.1 billion as compared to $24.9 billion for the year ended December 31, 2013. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.

Equity
As of December 31, 2014, our equity increased by approximately $162.5 million to $788.5 million from $626.0 million as of December 31, 2013. This increase principally consisted of net proceeds received from issuance of common shares, net of offering costs, of $188.2 million, a net increase in equity resulting from operations for the year ended December 31, 2014 of approximately $59.9 million, an increase related to the contribution from our non-controlling interests of approximately $1.8 million, and an increase for LTIP awards and common shares issued to our Manager in connection with incentive fee payment of approximately $0.7 million, offset by a decrease for dividends paid of approximately $86.4 million and approximately $1.7 million in distributions to a joint venture partner. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of a joint venture partner, was $782.2 million as of December 31, 2014.
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
Results of Operations for the Years Ended December 31, 2014, 2013, and 2012
The table below represents the net increase in equity resulting from operations for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
(In thousands except per share amounts)	2014	2013	2012
Interest income	$93,533	$85,740	$63,857
Other investment income	318	—	—
Total investment income	93,851	85,740	63,857
Expenses:
Base management fee	10,751	9,115	6,835
Incentive fee	1,400	8,366	19,145
Interest expense	9,927	11,025	7,799
Other investment related expenses	4,689	496	—
Other operating expenses	8,333	7,083	5,891
Total expenses	35,100	36,085	39,670
Net investment income	58,751	49,655	24,187
Net realized and change in net unrealized gain (loss) on investments	23,117	37,666	94,339
Net realized and change in net unrealized gain (loss) on financial derivatives	(19,483)	(7,997)	(21,380)
Net foreign currency gain (loss)	(2,436)	38	—
Net increase in equity resulting from operations	59,949	79,362	97,146
Less: Net increase in equity resulting from operations attributable to non-controlling interests	782	838	—
Net increase in shareholders' equity resulting from operations	$59,167	$78,524	$97,146
Net increase in shareholders' equity resulting from operations per share	$2.09	$3.28	$5.31
Results of Operations for the Years Ended December 31, 2014 and 2013
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the years ended December 31, 2014 and 2013 was $59.2 million and $78.5 million, respectively. The decrease in our net income year over year was primarily driven by a decline in net realized and unrealized gains on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 8.77%

for the year ended December 31, 2014 as compared to 14.19% for the year ended December 31, 2013. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $58.8 million for the year ended December 31, 2014 as compared to $49.7 million for the year ended December 31, 2013. Net investment income consists of interest income less total expenses. The year-over-year increase in net investment income was primarily due to higher interest income for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Interest Income
Interest income was $93.5 million for the year ended December 31, 2014 as compared to $85.7 million for the year ended December 31, 2013. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a year-over-year basis, interest income from our Agency portfolio increased, mainly in connection with the increase in our average portfolio holdings. For the year ended December 31, 2014, interest income from our Agency RMBS was $33.2 million, while for the year ended December 31, 2013, interest income was $31.0 million. For the year ended December 31, 2014, interest income from our non-Agency portfolio was $58.4 million, while for the year ended December 31, 2013, interest income was $54.7 million. The increase was driven by a slight increase in our non-Agency average portfolio holdings, as well as an increase in the portfolio's yields based on improvements in cash flows of the underlying securities and or loans.
The following table details our interest income, average holdings, and weighted average yield based on amortized cost for the year ended December 31, 2014 and 2013:

	Non-Agency(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2014	$58,374	$627,215	9.31%	$33,215	$1,003,952	3.31%	$91,589	$1,631,167	5.61%
Year ended December 31, 2013	$54,705	$616,283	8.88%	$31,017	$913,075	3.40%	$85,722	$1,529,358	5.61%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Base Management Fees
For the years ended December 31, 2014 and 2013, base management fee incurred, which is based on total equity at the end of each quarter, was $10.8 million and $9.1 million, respectively. The increase in the base management fee was due to our larger capital base year over year.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.4 billion and $1.2 billion for the years ended December 31, 2014 and 2013, respectively. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, decreased to $9.9 million for the year ended December 31, 2014 as compared to $11.0 million for the year ended December 31, 2013. Increasing competition among repo dealers coupled with the decline in interest rates over the course of 2014 has led to lower rates on our borrowings. In addition, during the year ended December 31, 2014, reverse repo financing rates on U.S. Treasury securities were very low, and in many cases negative.

The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the years ended December 31, 2014 and 2013.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2014	$911,168	$3,282	0.36%	0.16%	0.33%
For the year ended December 31, 2013	$811,327	$3,331	0.41%	0.19%	0.41%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2014	$319,852	$6,312	1.97%	0.16%	0.33%
For the year ended December 31, 2013	$351,112	$7,057	2.01%	0.19%	0.41%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2014	$129,944	$(192)	(0.15)%	0.16%	0.33%
For the year ended December 31, 2013	$63	$—	0.11%	0.19%	0.41%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2014	$1,360,964	$9,402	0.69%	0.16%	0.33%
For the year ended December 31, 2013	$1,162,502	$10,388	0.89%	0.19%	0.41%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.04% and 1.42% for the years ended December 31, 2014 and 2013, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.57% and 4.19% for the years ended December 31, 2014 and 2013, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the years ended December 31, 2014 and 2013 was $1.4 million and $8.4 million, respectively. The return hurdle for each calculation period was based on a 9% annual rate. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, disposition fees paid to a joint venture partner upon the sale/resolution of certain distressed mortgage loans, as well as various other expenses and fees directly related to our financial assets. For the years ended December 31, 2014 and 2013 other investment related expenses were $4.7 million and $0.5 million, respectively. The increase was primarily due to increased dividends paid in connection with a larger portfolio of short equities for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the year ended December 31, 2014 were $8.3 million as compared to $7.1 million for the year ended December 31, 2013. The increase in our other operating expenses was primarily related to increased professional fees and custody and other fees.
Net Realized and Unrealized Gains on Investments
During the year ended December 31, 2014, we had net realized and unrealized gains on investments of $23.1 million as compared to net realized and unrealized gains of $37.7 million for the year ended December 31, 2013. Net realized and unrealized gains on investments of $23.1 million for the year ended December 31, 2014 resulted principally from net realized and unrealized gains on Agency pass-throughs, non-Agency RMBS and CMBS, small balance commercial loans and non-performing and sub-performing residential whole loans, government debt, and short equities, partially offset by net realized and unrealized losses on our TBAs, and to a lesser degree, our other ABS and corporate debt. Our net short TBAs are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. With respect to our non-Agency RMBS, while yield spreads remained relatively tight over the course of 2014, we continued to find attractive opportunities to buy and sell assets, and in particular we have continued to selectively find attractive buying opportunities in seasoned mezzanine tranches. Additionally, non-Agency RMBS asset prices continue to be supported by rising home prices and declining foreclosure inventory. CMBS asset spreads have been somewhat more volatile, but our portfolio performed very well, especially given its relatively small size. Our focus on new issue B-pieces and legacy CMBS has led to meaningful net realized and unrealized gains during the year. Our commercial and residential loan portfolios also performed well as we have been able to achieve successful resolutions on many of these sub-performing and non-performing loans. Agency RMBS benefited from declining long-term interest rates and relatively low prepayment activity during the year. These same factors impacted our short TBAs, thereby leading to net realized and unrealized losses. We actively traded both our non-Agency and Agency bond portfolios, thereby monetizing gains.
Net realized and unrealized gains on investments of $37.7 million for the year ended December 31, 2013 resulted principally from net realized and unrealized gains on our non-Agency portfolio, net short TBAs, and U.S. Treasury securities, partially offset by net realized and unrealized losses on our Agency RMBS.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the year ended December 31, 2014, we had net realized and unrealized losses on our financial derivatives of $19.5 million as compared to net realized and unrealized losses of $8.0 million for the year ended December 31, 2013. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are principally in the form of credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS, as well as CDS on corporate bond indices and options on CDS on corporate bond indices. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage- or real estate-related corporate entities. Net realized and unrealized losses of $19.5 million on our financial derivatives for the year ended December 31, 2014 resulted primarily from net losses related to our interest rate swaps, partially offset by net realized and unrealized gains on futures used for hedging interest rate risk, total return swaps primarily related to our equities trading strategy, and foreign currency forwards. Over the course of the year, the interest yield curve experienced a significant flattening, with longer-term rates declining substantially, thereby leading to losses on our interest rate swaps. The benchmark 10-year swap rate ended the year at 2.28%, as compared to 3.09% at December 31, 2013.
Net realized and unrealized losses on our financial derivatives of $8.0 million for the year ended December 31, 2013 resulted principally from net realized and unrealized losses on our CDS on corporate bond indices, CDS on individual RMBS, and our net long positions on total return swaps, partially offset by net realized and unrealized gains on our interest rate swaps.

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
Interest Income
Interest income was $85.7 million for the year ended December 31, 2013 as compared to $63.9 million for the year ended December 31, 2012. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a year-over-year basis, interest income from both our non-Agency and Agency portfolios increased, mainly in connection with the increase in size of each portfolio. For our held Agency portfolio, rising interest rates over the course of 2013 had slowed prepayments, thereby positively impacting yields on these securities as well. For the year ended December 31, 2013, interest income from our non-Agency portfolio was $54.7 million while for the year ended December 31, 2012, interest income was $42.3 million. For the year ended December 31, 2013, interest income from our Agency RMBS was $31.0 million while for the year ended December 31, 2012, interest income was $21.3 million. For the year ended December 31, 2013, interest income from our Agency RMBS included the positive impact of a $3.2 million adjustment to premium amortization, which in turn was caused by declines in prepayments brought on by higher interest rates. This adjustment for the comparable period of 2012 was $0.06 million.
The following table details our interest income, average holdings, and weighted average yields based on amortized cost for the years ended December 31, 2013 and 2012:

	Non-Agency			Agency			Total
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2013	$54,705	$616,283	8.88%	$31,017	$913,075	3.40%	$85,722	$1,529,358	5.61%
Year ended December 31, 2012	$42,339	$452,698	9.35%	$21,302	$697,960	3.05%	$63,641	$1,150,658	5.53%
Base Management Fees
For the years ended December 31, 2013 and 2012, base management fee incurred, which is based on total equity at the end of each quarter, was $9.1 million and $6.8 million, respectively. The increase in the base management fee was based on our increased capital base in 2013 as compared to 2012.
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
Net Realized and Unrealized Gains on Investments
During the year ended December 31, 2013, we had net realized and unrealized gains on investments of $37.7 million as compared to net realized and unrealized gains of $94.3 million for the year ended December 31, 2012. Net realized and unrealized gains on investments of $37.7 million for the year ended December 31, 2013 resulted principally from net realized and unrealized gains on our non-Agency portfolio, our net short TBAs, net short U.S. Treasury securities, and short common stock, partially offset by net realized and unrealized losses on our Agency RMBS. Our TBAs and U.S. Treasury securities were held on a net short basis and were used primarily to hedge interest rate and/or prepayment risk with respect to our Agency RMBS and other investment holdings. For the year ended December 31, 2013, net gains on our non-Agency portfolio, TBAs, U.S. Treasury securities, and short common stock were $79.4 million, while net losses on our Agency RMBS were $41.7 million. Non-Agency RMBS rallied for most of 2013 as underlying housing data improved and investor demand strengthened. CMBS also rallied over the course of 2013, as investor demand for these assets also strengthened. In response to the rally in non-Agency MBS, we actively traded the portfolio, thereby monetizing gains. Proceeds from investments sold were, reinvested primarily into other non-Agency assets that we believe are attractive. Over the course of 2013, especially beginning in the late spring, Agency RMBS was impacted by a heightened level of volatility. Uncertainty and speculation around Federal Reserve actions with respect to its asset purchase program dominated the fixed-income market generally, but Agency RMBS was among the hardest hit asset classes during this period. Within Agency RMBS, specified pools with prepayment protection characteristics were especially negatively impacted because as interest rates rose, their prepayment protection became less valuable. During 2013, we took advantage of depressed specified pool pay-ups (price premiums for specified pools relative to their generic pool counterparts) by buying higher coupon specified pools. As of December 31, 2013, the rate on the benchmark 10-year U.S. Treasury was 3.03% as compared to 1.76% as of December 31, 2012.
Net realized and unrealized gains on investments of $94.3 million for the year ended December 31, 2012 resulted principally from net realized and unrealized gains on our non-Agency MBS, commercial mortgage loans, and Agency RMBS, partially offset by net realized and unrealized losses on our TBAs and U.S. Treasury securities.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the year ended December 31, 2013, we had net realized and unrealized losses on our financial derivatives of $8.0 million as compared to net realized and unrealized losses of $21.4 million for the year ended December 31, 2012. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also in some cases "synthetic long positions" as a means to assume credit risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, and to a lesser extent short and/or long positions in Eurodollar futures and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs and U.S. Treasury securities, to hedge interest rate risk. Our credit hedges are in the form of credit default swaps where we have purchased credit protection on non-Agency MBS, as well as total return swaps and CDS on corporate bond indices, which we use to take short positions in various corporate equity and debt securities. We also use total return swaps to take synthetic long or short positions in certain mortgage- or real estate-related corporate entities. Net realized and unrealized losses of $8.0 million on our financial derivatives for the year ended December 31, 2013 resulted primarily from net losses of $21.7 million related to our net short positions on credit default swaps on corporate bond indices, our CDS on individual RMBS, and our net long positions on total return swaps, partially offset by net gains of $13.7 million related to our interest rate hedges. Net gains on our interest rate derivatives offset some of the price declines of our assets, particularly with respect to our Agency RMBS. Net losses on our credit hedges were not unexpected in light of the tightening in yield spreads throughout 2013 in both corporate and structured credit. The benchmark 5-year swap rate increased during the year ended December 31, 2013 to 1.79% from 0.86% at December 31, 2012.
Net realized and unrealized losses on our financial derivatives of $21.4 million for the year ended December 31, 2012 resulted principally from net realized and unrealized losses from our CDS on RMBS and CMBS indices, total return swaps, interest rate swaps, CDS on corporate bond indices, and futures, partially offset by net realized and unrealized gains on our CDS on individual RMBS.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining positions in MBS and other assets, making distributions in the form of dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repurchase agreements, or "repos," reverse repos, TBAs, and financial derivative contracts, repayment of reverse repo borrowings to the extent we are unable or unwilling to extend our reverse repos, payment of our general operating expenses, and payment of our quarterly dividend. Our capital resources primarily include cash on hand, cash flow from our investments (including monthly principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under reverse repos, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Year Ended December 31, 2014	$1,360,964	$1,669,433
Year Ended December 31, 2013	$1,162,502	$1,236,166
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	December 31, 2014
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$715,194	42.8%
31 - 60 Days	322,874	19.3%
61 - 90 Days	289,276	17.3%
91 - 120 Days	—	—%
121 - 150 Days	21,236	1.3%
151 - 180 Days	123,484	7.4%
181 - 360 Days	47,768	2.9%
> 360 Days	149,601	9.0%
	$1,669,433	100.0%
Reverse repos involving underlying investments that we sold prior to December 31, 2014, for settlement following December 31, 2014, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to December 31, 2014 for which delivery of the borrowed funds is not scheduled until after December 31, 2014. As of December 31, 2014, our reverse repos include overnight borrowings on U.S. Treasury securities in the amount of $123.6 million.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2014, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 29.8% with respect to non-Agency assets, 5.4% with respect to Agency RMBS assets and 13.5% overall. As of December 31, 2013 these respective weighted average contractual haircuts were 31.5%, 5.8%, and 16.0%.
We expect to continue to borrow funds in the form of reverse repos as well as other similar types of financings. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by SIFMA as to repayment and margin requirements. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders.
In September 2014, we entered into a $150 million "non-mark-to-market" reverse repo facility which provides financing for certain types of non-Agency assets for a period of at least two years. After the first 18 months, the facility converts to a rolling facility with a six month cancellation notice period and automatic termination in September 2017. Under the terms of the facility, no additional collateral is required to be posted by us based on changes in market values of the underlying assets;

however, all payments and prepayments of principal received on financed assets are applied to reduce the amount outstanding under the facility. As of December 31, 2014, we had utilized substantially all of the available capacity under the facility.
As of each of December 31, 2014 and December 31, 2013, we had $1.7 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of December 31, 2014, the remaining terms on our reverse repos ranged from 2 to 631 days, with a weighted average remaining term of 105 days. As of December 31, 2013, the remaining terms on our reverse repos ranged from 2 to 180 days, with a weighted average remaining term of 56 days. Our reverse repo borrowings were with a total of sixteen counterparties as of December 31, 2014 and fourteen counterparties as of December 31, 2013. As of December 31, 2014 and December 31, 2013, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 0.79% and 0.90%, respectively. As of December 31, 2014, our reverse repos had interest rates ranging from (1.50)% to 2.42%. The negative interest rate relates to repo on U.S. Treasury securities. Excluding repo on U.S. Treasury securities, our borrowing rates ranged from 0.32% to 2.42% as of December 31, 2014. As of December 31, 2013, our reverse repos (none of which related to U.S. Treasury securities) had interest rates ranging from 0.32% to 2.27%. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.9 billion and $1.5 billion as of December 31, 2014 and December 31, 2013, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflects counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity as of December 31, 2014 and 2013:
December 31, 2014:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$89,022	631	11.3%
RBC Capital Markets LLC	$45,613	109	5.8%
Deutsche Bank Securities	$41,951	44	5.3%
December 31, 2013:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$48,979	180	7.8%
Credit Suisse First Boston LLC	$46,016	46	7.4%
Barclays Capital Inc.	$45,278	48	7.2%
Although we typically finance most of our holdings of Agency RMBS, as of December 31, 2014 and December 31, 2013, we held unencumbered Agency pools, on a settlement date basis, in the amount of $1.6 million and $11.5 million, respectively.
We held cash and cash equivalents of approximately $114.1 million and $183.5 million as of December 31, 2014 and December 31, 2013, respectively.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the year ended December 31, 2014, we paid total dividends in the amount of $86.4 million related to the three month periods ended December 31, 2013, March 31, 2014, June 30, 2014, and September 30, 2014. In February 2015, our Board of Directors approved a dividend related to the fourth quarter of 2014 in the amount of $0.65 per share, or approximately $22.2 million, payable on March 16, 2015 to shareholders of record as of February 27, 2015. During the year ended December 31, 2013, we paid total dividends in the amount of $92.1 million related to the three month period and year ended December 31, 2012 and the three month periods ended March 31, 2013, June 30, 2013, and September 30, 2013.

The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Year Ended December 31, 2014

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,070	May 30, 2014	June 16, 2014
Second Quarter	$0.77	$20,070	August 29, 2014	September 15, 2014
Third Quarter	$0.77	$26,239	December 1, 2014	December 15, 2014
Fourth Quarter	$0.65	$22,159	February 27, 2015	March 16, 2015
Year Ended December 31, 2013

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,036	May 31, 2013	June 17, 2013
Second Quarter	$0.77	$20,040	August 30, 2013	September 16, 2013
Third Quarter	$0.77	$20,052	November 29, 2013	December 16, 2013
Fourth Quarter	$0.77	$20,070	February 28, 2014	March 17, 2014
For the year ended December 31, 2014, our operating activities used net cash in the amount of $604.2 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $433.3 million. Thus our operating activities, when combined with our reverse repo financings, used net cash of $170.9 million for the year ended December 31, 2014. In addition we received proceeds from issuance of common shares of $188.4 million, offset by offering costs paid of $0.3 million, and contributions from a non-controlling interest member provided cash of $1.8 million. We used $86.4 million to pay dividends, $1.7 million for distributions to a non-controlling interest (our joint venture partner), and $0.2 million for other financing activities. As a result there was a decrease in our cash holdings of $69.3 million from $183.5 million as of December 31, 2013 to $114.1 million as of December 31, 2014.
For the year ended December 31, 2013, our operating activities used net cash of $244.4 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $330.4 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $86.1 million for the year ended December 31, 2013. In addition we received proceeds from issuance of common shares of $125.6 million, offset by offering costs paid of $0.4 million, and contributions from a non-controlling interest member provided cash of $5.9 million. We used $92.1 million to pay dividends, $0.3 million for distributions to a non-controlling interest (our joint venture partner), and $0.4 million for other financing activities. As a result there was an increase in our cash holdings of $124.4 million from $59.1 million as of December 31, 2012 to $183.5 million as of December 31, 2013.
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from registration as an investment company under the Investment Company Act. Steep declines in the values of our non-Agency assets financed using reverse repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by reverse repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of December 31, 2014 and December 31, 2013 there were no repos or reverse repos reported net on the Consolidated Statement of Assets, Liabilities, and Equity.
As of December 31, 2014, we had an aggregate amount at risk under our reverse repos with seventeen counterparties of approximately $284.9 million and as of December 31, 2013, we had an aggregate amount at risk under our reverse repos with fourteen counterparties of approximately $244.7 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2014 and December 31, 2013 does not include approximately $5.1 million and $2.8 million, respectively, of net accrued interest, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Our derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the FCM acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.
As of December 31, 2014, we had an aggregate amount at risk under our derivative contracts with fifteen counterparties of approximately $51.8 million. We also had $18.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2013, we had an aggregate amount at risk under our derivatives contracts with eleven counterparties of approximately $23.4 million. We also had $11.7 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, at December 31, 2014 and December 31, 2013, collateral posted by us and held by a third-party custodian in the amount of approximately $1.4 million and $22.6 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2014, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $8.4 million. As of December 31, 2013, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $7.8 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See note 14 in the notes to our consolidated financial statements for further detail on our contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2014 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency MBS and mortgage loans. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on a property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. Similarly, we are exposed to the risk of potential credit losses on other credit-related assets in our portfolio, including non-mortgage ABS, consumer whole loans, and distressed corporate debt.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans underlying our RMBS holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. In the current relatively low interest rate environment, one might typically expect higher prepayment rates; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of prepayments is not nearly what would otherwise be expected. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, prepayment risk has been heightened by the Federal Reserve's stated commitment to keep interest rates low in order to spur increased growth in the U.S. economy. The government sponsored HARP program, designed to encourage mortgage refinancings, has also become a factor in prepayment risk. Mortgage rates remain very low by historical standards, and as a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2014, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$1,068	$641	$(2,564)	$(6,625)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	6,134	12,539	(5,865)	(11,460)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(9,408)	(13,686)	14,539	34,213
Mortgage-Related Derivatives	(354)	(459)	604	1,457
Corporate Securities and Derivatives on Corporate Securities	1,716	1,246	(3,902)	(9,991)
Repurchase Agreements and Reverse Repurchase Agreements	(732)	(876)	924	1,847
Total	$(1,576)	$(595)	$3,736	$9,441
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
As of December 31, 2014, we had substantially increased our holdings of purchased payer swaptions as compared to December 31, 2013. We believe these positions represent an attractive way to mitigate the risk to the market values of non-Agency credit-sensitive products in the event of a significant unexpected increase in interest rates and/or credit spreads. As reflected in the table above, we believe that our increased net holdings of these swaptions as of December 31, 2014 will provide significant income should interest rates rise precipitously.
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2014 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ellington Financial LLC
In our opinion, the accompanying consolidated statements of assets, liabilities, and equity, including the consolidated condensed schedules of investments, and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Ellington Financial LLC and its subsidiaries (the "Company") at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 142 of the 2014 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, NY
March 13, 2015

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY

	December 31, 2014	December 31, 2013
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$114,140	$183,489
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $2,122,326 and $1,688,257)	2,172,082	1,730,130
Financial derivatives–assets, at fair value (Net cost – $61,560 and $50,533)	80,029	59,664
Repurchase agreements (Cost – $172,001 and $27,943)	172,001	27,962
Total investments, financial derivatives, and repurchase agreements	2,424,112	1,817,756
Due from brokers	146,965	82,571
Receivable for securities sold	1,237,592	883,005
Interest and principal receivable	20,611	6,831
Other assets	1,935	1,546
Total Assets	$3,945,355	$2,975,198
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $1,290,091 and $847,602)	$1,291,370	$845,614
Financial derivatives–liabilities, at fair value (Net proceeds – $33,555 and $29,746)	66,116	44,791
Total investments and financial derivatives	1,357,486	890,405
Reverse repurchase agreements	1,669,433	1,236,166
Due to brokers	22,224	19,762
Payable for securities purchased	98,747	193,047
Securitized debt (Proceeds – $749 and $980)	774	983
Accounts payable and accrued expenses	2,798	1,810
Base management fee payable	2,963	2,364
Incentive fee payable	—	3,091
Interest and dividends payable	2,386	1,521
Total Liabilities	3,156,811	2,349,149
EQUITY	788,544	626,049
TOTAL LIABILITIES AND EQUITY	$3,945,355	$2,975,198
Commitments and contingencies (Note 14)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(33,449,678 and 25,428,186 shares issued and outstanding)	$772,811	$611,282
Additional paid-in capital – LTIP units	9,344	9,119
Total Shareholders' Equity	782,155	620,401
Non-controlling interests	6,389	5,648
Total Equity	$788,544	$626,049
PER SHARE INFORMATION:
Common shares	$23.38	$24.40

See Notes to the Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (275.46%) (a) (v) (x) (z)
Mortgage-Backed Securities (241.27%)
Agency Securities (163.60%) (b)
Fixed Rate Agency Securities (158.20%)
Principal and Interest - Fixed Rate Agency Securities (147.82%)
$25,298	Federal National Mortgage Association Pool	3.50%	10/42	$26,448
16,987	Federal Home Loan Mortgage Corporation Pool	4.00%	10/44	18,242
16,831	Federal National Mortgage Association Pool	4.00%	11/43	18,129
15,372	Federal National Mortgage Association Pool	4.00%	11/43	16,540
14,026	Federal National Mortgage Association Pool	5.00%	8/41	15,542
11,953	Federal Home Loan Mortgage Corporation Pool	4.50%	1/44	13,171
12,043	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	12,971
10,661	Federal National Mortgage Association Pool	5.00%	3/41	11,902
11,098	Federal Home Loan Mortgage Corporation Pool	4.00%	9/44	11,855
9,186	Federal National Mortgage Association Pool	3.50%	11/29	9,749
9,317	Federal Home Loan Mortgage Corporation Pool	3.50%	11/44	9,721
8,999	Federal Home Loan Mortgage Corporation Pool	4.00%	7/43	9,639
8,269	Federal National Mortgage Association Pool	4.00%	8/43	8,859
7,982	Federal National Mortgage Association Pool	3.50%	12/29	8,467
7,951	Federal Home Loan Mortgage Corporation Pool	3.50%	11/44	8,319
7,051	Federal Home Loan Mortgage Corporation Pool	4.00%	10/44	7,572
7,232	Federal Home Loan Mortgage Corporation Pool	3.50%	11/44	7,549
6,983	Federal Home Loan Mortgage Corporation Pool	4.00%	11/44	7,514
6,999	Federal Home Loan Mortgage Corporation Pool	3.50%	11/44	7,305
6,933	Federal National Mortgage Association Pool	3.50%	11/42	7,274
6,436	Federal Home Loan Mortgage Corporation Pool	4.50%	2/44	7,094
6,564	Federal National Mortgage Association Pool	3.50%	3/28	6,979
6,148	Federal National Mortgage Association Pool	5.00%	3/44	6,863
5,945	Government National Mortgage Association Pool	4.59%	11/64	6,695
6,046	Federal Home Loan Mortgage Corporation Pool	4.00%	9/44	6,459
5,782	Federal National Mortgage Association Pool	4.50%	10/43	6,296
5,916	Federal National Mortgage Association Pool	4.50%	4/26	6,232
5,526	Federal National Mortgage Association Pool	4.50%	2/44	6,108
5,557	Federal Home Loan Mortgage Corporation Pool	4.00%	11/44	5,973
5,220	Federal National Mortgage Association Pool	5.00%	3/44	5,839
5,431	Federal National Mortgage Association Pool	4.00%	8/43	5,822
5,410	Federal National Mortgage Association Pool	4.00%	5/44	5,819
5,708	Federal Home Loan Mortgage Corporation Pool	3.00%	1/43	5,788
5,402	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	5,786
5,131	Federal National Mortgage Association Pool	5.50%	10/39	5,741

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (147.82%) (continued)
$5,407	Federal National Mortgage Association Pool	3.50%	11/44	$5,668
5,130	Federal National Mortgage Association Pool	4.00%	6/44	5,502
5,414	Federal National Mortgage Association Pool	3.00%	4/43	5,489
5,058	Federal Home Loan Mortgage Corporation Pool	4.00%	7/44	5,450
4,897	Federal National Mortgage Association Pool	4.50%	12/43	5,402
5,036	Federal National Mortgage Association Pool	3.50%	11/29	5,353
4,942	Federal National Mortgage Association Pool	4.00%	5/44	5,322
4,922	Federal Home Loan Mortgage Corporation Pool	4.00%	10/44	5,304
4,981	Federal National Mortgage Association Pool	3.50%	12/28	5,290
4,662	Federal National Mortgage Association Pool	4.50%	1/44	5,146
4,708	Federal National Mortgage Association Pool	4.50%	12/44	5,120
4,585	Federal National Mortgage Association Pool	3.50%	12/29	4,864
4,413	Federal Home Loan Mortgage Corporation Pool	4.50%	10/43	4,861
4,487	Federal Home Loan Mortgage Corporation Pool	4.00%	2/44	4,835
4,491	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	4,810
4,468	Federal National Mortgage Association Pool	4.00%	1/43	4,783
4,443	Federal National Mortgage Association Pool	4.00%	10/44	4,750
4,358	Federal Home Loan Mortgage Corporation Pool	4.00%	11/44	4,689
4,246	Federal National Mortgage Association Pool	4.50%	2/44	4,666
4,131	Government National Mortgage Association Pool	4.68%	9/64	4,647
4,108	Federal National Mortgage Association Pool	4.50%	10/43	4,499
4,072	Federal National Mortgage Association Pool	4.50%	3/44	4,475
4,211	Federal National Mortgage Association Pool	3.50%	5/29	4,467
4,181	Government National Mortgage Association Pool	4.75%	1/61	4,457
4,000	Federal National Mortgage Association Pool	5.00%	10/43	4,444
3,838	Government National Mortgage Association Pool	4.61%	11/64	4,322
3,962	Federal National Mortgage Association Pool	4.50%	11/43	4,308
4,141	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	4,298
3,809	Government National Mortgage Association Pool	4.63%	10/64	4,295
3,943	Federal Home Loan Mortgage Corporation Pool	4.50%	12/43	4,294
3,997	Federal National Mortgage Association Pool	4.00%	6/44	4,289
3,809	Federal National Mortgage Association Pool	5.00%	10/43	4,259
3,784	Federal National Mortgage Association Pool	5.00%	11/44	4,195
3,896	Federal National Mortgage Association Pool	4.00%	10/44	4,193
3,843	Federal National Mortgage Association Pool	4.50%	3/44	4,190
3,884	Federal National Mortgage Association Pool	4.00%	11/43	4,180
3,922	Federal National Mortgage Association Pool	3.50%	11/29	4,170
3,807	Federal National Mortgage Association Pool	4.00%	11/33	4,123
3,656	Federal National Mortgage Association Pool	5.00%	1/44	4,121
3,816	Federal National Mortgage Association Pool	4.00%	4/42	4,098
3,683	Federal National Mortgage Association Pool	5.00%	11/43	4,086

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest - Fixed Rate Agency Securities (147.82%) (continued)
$3,661	Federal National Mortgage Association Pool	5.00%	10/43	$4,085
3,744	Federal National Mortgage Association Pool	4.50%	11/44	4,079
3,692	Federal National Mortgage Association Pool	4.50%	12/44	4,045
3,706	Federal National Mortgage Association Pool	4.00%	10/44	3,989
3,921	Federal National Mortgage Association Pool	3.00%	1/43	3,978
3,597	Federal National Mortgage Association Pool	5.00%	10/43	3,973
360,009	Other Federal National Mortgage Association Pools	3.00% -6.00%	6/26 - 1/45	389,510
187,073	Other Federal Home Loan Mortgage Corporation Pools	3.00% -6.00%	3/28 - 1/45	200,541
26,938	Other Government National Mortgage Association Pools	4.49% -5.54%	2/60 - 11/64	29,466
				1,165,642
Interest Only - Fixed Rate Agency Securities (1.20%)
56,737	Other Federal National Mortgage Association	3.00% - 5.50%	12/20 - 6/43	6,971
16,165	Other Federal Home Loan Mortgage Corporation	3.50% - 5.50%	12/32 - 3/40	2,009
2,142	Other Government National Mortgage Association	4.75%	7/40	461
				9,441
TBA - Fixed Rate Agency Securities (9.18%)
44,478	Federal National Mortgage Association (30 Year)	3.00%	1/15	45,015
27,120	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	1/15	27,395
				72,410
Total Fixed Rate Agency Securities (Cost $1,230,414)				1,247,493
Floating Rate Agency Securities (5.40%)
Principal and Interest - Floating Rate Agency Securities (2.62%)
5,084	Federal Home Loan Mortgage Corporation Pool	4.92%	4/38	5,406
6,265	Other Federal National Mortgage Association Pools	5.04% - 6.05%	9/35 - 9/37	6,692
4,653	Other Federal Home Loan Mortgage Corporation Pools	2.36% - 5.94%	6/37 - 5/44	4,876
3,404	Other Government National Mortgage Association Pool	2.47%	11/64	3,673
				20,647
Interest Only - Floating Rate Agency Securities (2.78%)
183,794	Other Government National Mortgage Association	0.40% - 6.58%	11/42 - 10/63	13,591
28,251	Other Federal National Mortgage Association	5.50% - 6.58%	4/35 - 7/43	4,508
21,145	Resecuritization of Government National Mortgage Association (w)	4.34%	8/60	1,973
13,048	Other Federal Home Loan Mortgage Corporation	5.84% - 6.47%	3/36 - 8/39	1,872
				21,944
Total Floating Rate Agency Securities (Cost $41,787)				42,591
Total Agency Securities (Cost $1,272,201)				1,290,084

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)

Current Principal/ Notional Value/ Number of Properties/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (77.67%)
Principal and Interest - Private Label Securities (76.95%)
$963,038	Various	0% - 12.25%	7/15 - 1/61	$606,757
Total Principal and Interest - Private Label Securities (Cost $571,834)				606,757
Principal Only - Private Label Securities (0.41%)
5,800	Various	—%	8/30	3,248
Total Principal Only - Private Label Securities (Cost $2,737)				3,248
Interest Only - Private Label Securities (0.31%)
65,223	Various	0.50% - 2.00%	6/44 - 12/47	2,423
Total Interest Only - Private Label Securities (Cost $1,602)				2,423
Other Private Label Securities (0.00%)
111,629	Various	—%	6/37 - 10/47	—
Total Other Private Label Securities (Cost $302)				—
Total Private Label Securities (Cost $576,475)				612,428
Total Mortgage-Backed Securities (Cost $1,848,676)				1,902,512
Other Asset-Backed Securities and Loans (18.55%)
169,458	Various	0% - 49.00%	6/15 - 9/68	146,288
Total Other Asset-Backed Securities and Loans (Cost $149,386)				146,288
Corporate Debt (5.41%)
46,006	Various	5.25%-15.00%	6/16 - 9/21	42,708
Total Corporate Debt (Cost $43,585)				42,708
Commercial Mortgage Loans (3.59%) (t)
32,519	Various	0% - 10.00%	1/15 - 11/17	28,309
Total Commercial Mortgage Loans (Cost $28,266)				28,309
Residential Mortgage Loans (3.49%)
44,336	Various	—%	2/18 - 10/54	27,482
Total Residential Mortgage Loans (Cost $27,398)				27,482
Real Estate Owned (1.10%) (u)
50	Single-Family Houses			6,591
1	Commercial Property			2,044
Total Real Estate Owned (Cost $8,748)				8,635
Private Corporate Investments (1.84%)
6,241	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			6,241
88	Non-Exchange Traded Corporate Equity			2,860
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,673
7,657	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			2,500
728	Non-Exchange Traded Equity Investment in Mortgage Originators			238
Private Corporate Investments (Cost $14,717)				14,512

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
U.S. Treasury Securities (0.21%)
$1,560	U.S. Treasury Bond	3.00%	11/44	$1,636
U.S. Treasury Securities (Cost $1,550)				1,636
Total Long Investments (Cost $2,122,326)				$2,172,082

Repurchase Agreements (21.81%) (a) (c) (x) (z)
$122,256	Deutsche Bank Securities	(0.22)%	1/15	$122,256
	Collateralized by Par Value $122,870
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 11/19
13,090	Barclays Capital Inc.	(0.10)%	1/15	13,090
	Collateralized by Par Value $11,508
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
9,712	Barclays Capital Inc.	(0.10)%	1/15	9,712
	Collateralized by Par Value $8,390
	Sovereign Government Bond, Coupon 3.75%,
	Maturity Date 10/18
7,465	Bank of America	(0.22)%	1/15	7,465
	Collateralized by Par Value $7,410
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
6,888	Barclays Capital Inc.	0.15%	1/15	6,888
	Collateralized by Par Value $6,393
	Sovereign Government Bond, Coupon 4.00%,
	Maturity Date 9/16
4,975	Pierpont Securities LLC	(0.10)%	1/15	4,975
	Collateralized by Par Value $5,000,
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
3,379	Bank of America	(0.25)%	1/15	3,379
	Collateralized by Par Value $3,354
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
2,173	Pierpont Securities LLC	(0.30)%	1/15	2,173
	Collateralized by Par Value $2,000
	U.S. Treasury Bond, Coupon 3.13%,
	Maturity Date 8/44
2,063	Deutsche Bank Securities	(0.10)%	1/15	2,063
	Collateralized by Par Value $1,827
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
Total Repurchase Agreements (Cost $172,001)				$172,001

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)

Current Principal/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-163.77%) (a) (x) (z)
TBA - Fixed Rate Agency Securities Sold Short (-153.39%) (d)
$(213,928)	Federal National Mortgage Association (30 year)	4.00%	1/15	$(228,376)
(205,082)	Federal National Mortgage Association (30 year)	3.50%	1/15	(213,870)
(146,580)	Federal National Mortgage Association (15 year)	3.50%	1/15	(154,837)
(123,117)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	1/15	(131,254)
(92,080)	Federal National Mortgage Association (30 year)	4.50%	1/15	(99,968)
(54,100)	Federal National Mortgage Association (30 year)	5.00%	2/15	(59,698)
(48,150)	Federal National Mortgage Association (30 year)	5.00%	1/15	(53,193)
(48,800)	Federal National Mortgage Association (30 year)	4.50%	2/15	(52,889)
(38,360)	Federal National Mortgage Association (15 year)	3.00%	1/15	(39,870)
(36,081)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	1/15	(39,111)
(26,400)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	2/15	(28,071)
(21,840)	Federal National Mortgage Association (30 year)	4.00%	2/15	(23,255)
(20,300)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	1/15	(21,429)
(15,850)	Federal National Mortgage Association (15 year)	2.50%	1/15	(16,140)
(14,020)	Federal Home Loan Mortgage Corporation (30 year)	3.50%	1/15	(14,579)
(7,900)	Federal National Mortgage Association (15 year)	4.00%	2/15	(8,365)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	1/15	(7,673)
(6,000)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	1/15	(6,622)
(4,100)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	1/15	(4,256)
(3,270)	Other Federal National Mortgage Association (15 year)	4.00%	1/15	(3,465)
(1,300)	Other Federal Home Loan Mortgage Corporation (30 year)	5.50%	1/15	(1,453)
(1,100)	Other Federal Home Loan Mortgage Corporation (15 year)	4.00%	1/15	(1,165)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$1,205,876)				(1,209,539)
Government Debt Sold Short (-7.02%)
(28,118)	European Sovereign Bonds	2.75% - 4.00%	9/16- 4/19	(30,606)
(22,485)	U.S. Treasury Note	1.25% - 2.25%	10/18 - 11/24	(22,560)
(2,000)	U.S. Treasury Bond	3.13%	8/44	(2,149)
Total Government Debt Sold Short (Proceeds -$56,610)				(55,315)
Common Stock Sold Short (-3.36%)
(2,986)	Publicly Traded Real Estate Investment Trusts			(26,516)
Total Common Stock Sold Short (Proceeds -$27,605)				(26,516)
Total Investments Sold Short (Proceeds -$1,290,091)				$(1,291,370)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (10.15%) (a) (x) (z)
Swaps (9.87%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (Cost - $37,428) (e)	Credit	$311,983	12/17 - 12/19	$35,865
Credit Default Swaps on Asset-Backed Indices (Proceeds -$249) (e)	Credit	3,734	12/37 - 5/63	61
Interest Rate Swaps (f)	Interest Rates	1,017,067	7/16 - 12/44	23,243
Total Return Swaps (i)	Equity Market	875	6/15	8
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(17,691)	9/34 - 5/36	11,387
Credit Default Swaps on Asset-Backed Indices (g)	Credit	(50,981)	5/46 - 10/52	1,820
Interest Rate Swaps (h)	Interest Rates	(627,931)	10/16 - 12/44	5,411
Total Swaps (Net cost $59,299)				77,795
Futures (0.03%)
Long Futures:
U.S. Treasury Note Futures (k)	Interest Rates	109,300	3/15	162
Eurodollar Futures (j)	Interest Rates	11,000	6/17	7
Short Futures:
Eurodollar Futures (j)	Interest Rates	(520,000)	9/15 - 9/17	92
Total Futures				261
Options (0.13%)
Purchased Options:
Options on Credit Default Swaps on Corporate Bond Indices (m)	Credit	364,400	1/15 - 3/15	625
Payer Swaption (o)	Interest Rates	822,800	1/15 - 6/15	344
Options on U.S. Treasury Futures (q)	Interest Rates	11,000	2/15 - 3/15	20
Total Options (Cost $2,161)				989
Forwards (0.11%)
Short Forwards:
Currency Forwards (s)	Currency	(35,849)	3/15	884
Total Forwards				884
Warrants (0.01%)
Warrants (l)	Equity Market	1,554		100
Total Warrants (Cost $100)				100
Total Financial Derivatives–Assets (Net cost $61,560)				$80,029

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Liabilities (-8.39%) (a) (x) (y) (z)
Swaps (-8.32%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $5,160) (e)	Credit	$17,113	3/49 - 10/52	$(4,248)
Credit Default Swaps on Corporate Bond Indices (Proceeds - $1,200) (e)	Credit	3,756	12/17	(1,231)
Credit Default Swaps on Corporate Bonds (Proceeds - $1,951) (e)	Credit	4,428	6/19 - 12/19	(2,706)
Interest Rate Swaps (f)	Interest Rates	230,410	10/16 - 12/44	(678)
Total Return Swaps (i)	Equity Market	72,075	1/15 - 11/16	(21)
Short Swaps:
Interest Rate Swaps (h)	Interest Rates	(1,024,716)	3/15 - 11/44	(28,727)
Credit Default Swaps on Asset-Backed Indices (g)	Credit	(20,050)	5/63	(162)
Credit Default Swaps on Corporate Bond Indices (g)	Credit	(352,945)	12/16 - 12/19	(27,357)
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(3,000)	3/35	(239)
Credit Default Swaps on Corporate Bonds (g)	Credit	(5,970)	9/19 - 12/19	(247)
Total Swaps (Net proceeds -$33,400)				(65,616)
Futures (-0.01%)
Long Futures:
U.S. Treasury Note Futures (k)	Interest Rates	50,600	3/15	(13)
Short Futures:
Eurodollar Futures (j)	Interest Rates	(179,000)	3/15 - 6/15	(68)
Total Futures				(81)
Options (-0.04%)
Purchased Options:
Payer Swaption (o)	Interest Rates	260,000	3/15	(137)
Written Options:
Options on Credit Default Swaps on Corporate Bond Indices (n)	Credit	(25,900)	3/18	(146)
Payer Swaption (p)	Interest Rates	(10,200)	1/15	—
Total Options (Proceeds -$155)				(283)
Forwards (-0.02%)
Long Forwards:
Currency Forwards (r)	Currency	9,518	3/15	(136)
Short Forwards:
Currency Forwards (s)	Currency	(117)	3/15	—
Total Forwards				(136)
Total Financial Derivatives–Liabilities (Net proceeds -$33,555)				$(66,116)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At December 31, 2014, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 100.30%, 53.97%, and 9.33% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At December 31, 2014, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, represented 121.95% and 31.44% of equity, respectively.

(e)	For long credit default swaps, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For short credit default swaps, the Company purchased protection.

(h)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(i)	Notional value represents number of underlying shares times the closing price of the underlying security.

(j)	Every $1,000,000 in notional value represents one contract.

(k)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of December 31, 2014, 1,346 contracts were held.

(l)	Notional amount represents number of warrants.

(m)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(n)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(o)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(p)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(q)	Represents the option on the part of the Company to enter into a futures contract with a counterparty; as of December 31, 2014, 110 contracts were held.

(r)	Notional amount represents U.S. Dollars to be paid by the Company at the maturity of the forward contract.

(s)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(t)	Includes non-performing commercial loans in the amount of $11.3 million whereby principal and/or interest is past due and a maturity date is not applicable.

(u)	Number of properties not shown in thousands, represents actual number of properties owned.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	163.60%
A/A/A	0.98%
Baa/BBB/BBB	5.62%
Ba/BB/BB or below	80.65%
Unrated	24.61%

(w)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(x)	Classification percentages are based on Total Equity.

(y)	The following table shows the Company's swap liabilities by dealer as a percentage of Total Equity:

Dealer/Parent Company	Percent of Equity
Affiliates of JP Morgan	(5.18)%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONCLUDED)

(z)	The following table details the breakout by geographical region of long investments, investments sold short, repurchase agreements, financial derivatives–assets, and financial derivatives–liabilities.

Region	Current Principal/ Notional Value/Number of Properties/Number of Shares	Cost/(Proceeds)	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	2,863,057	$2,038,249	$2,092,959	264.46%
Europe	69,724	69,360	64,611	9.16%
North America (Private Corporate Investments)	n/a	14,717	14,512	1.84%
Total		$2,122,326	$2,172,082	275.46%
Investments Sold Short:
North America (TBAs and Government Debt)	(1,159,703)	$(1,230,478)	$(1,234,248)	(156.53)%
Europe (Government Debt)	(28,118)	(32,008)	(30,606)	(3.88)%
North America (Common Stock)	(2,986)	(27,605)	(26,516)	(3.36)%
Total		$(1,290,091)	$(1,291,370)	(163.77)%
Repurchase Agreements:
North America	140,248	$140,248	$140,248	17.78%
Europe	31,753	31,753	31,753	4.03%
Total	172,001	$172,001	$172,001	21.81%
Financial Derivatives–Assets:
North America	1,401,261	$61,560	$80,029	10.15%
Europe	—	—	—	—%
Total	1,401,261	$61,560	$80,029	10.15%
Financial Derivatives–Liabilities:
North America	(936,799)	$(30,598)	$(63,084)	(8.00)%
Europe	(37,199)	(2,957)	(3,032)	(0.39)%
Total	(973,998)	$(33,555)	$(66,116)	(8.39)%
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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2013 (CONCLUDED)

(v)	The following table details the breakout by geographical region of long investments, investments sold short, and repurchase agreements. All financial derivatives were concentrated in North America.

Region	Current Principal/Notional Value/ Number of Shares	Cost/(Proceeds)	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	2,470,650	$1,682,533	$1,724,370	275.44%
Europe	7,641	5,724	5,760	0.92%
Total	2,478,291	$1,688,257	$1,730,130	276.36%
Investments Sold Short:
North America (TBAs and Government Debt)	(804,888)	$(833,656)	$(831,564)	(132.82)%
Europe (Government Debt)	(7,337)	(7,633)	(7,681)	(1.23)%
North America (Common Stock)	(763)	(6,313)	(6,369)	(1.02)%
Total		$(847,602)	$(845,614)	(135.07)%
Repurchase Agreements:
North America	19,675	$19,675	$19,675	3.15%
Europe	8,287	8,268	8,287	1.32%
Total	27,962	$27,943	$27,962	4.47%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$93,533	$85,740	$63,857
Other investment income	318	—	—
Total investment income	93,851	85,740	63,857
EXPENSES
Base management fee	10,751	9,115	6,835
Incentive fee	1,400	8,366	19,145
Interest expense	9,927	11,025	7,799
Other investment related expenses	4,689	496	—
Compensation expense	1,182	1,721	1,308
Custody and other fees	1,853	1,308	1,154
Professional fees	2,795	1,783	1,386
Agency and administration fees	1,231	1,133	923
Insurance expense	734	706	720
Directors' fees and expenses	271	253	265
Share-based LTIP expense	267	179	135
Total expenses	35,100	36,085	39,670
NET INVESTMENT INCOME	58,751	49,655	24,187
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	16,859	39,485	23,550
Financial derivatives	(11,211)	(21,479)	(34,797)
Foreign currency transactions	(1,486)	(4)	—
	4,162	18,002	(11,247)
Change in net unrealized gain (loss) on:
Investments	6,258	(1,819)	70,789
Financial derivatives	(8,272)	13,482	13,417
Foreign currency translation	(950)	42	—
	(2,964)	11,705	84,206
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	1,198	29,707	72,959
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	59,949	79,362	97,146
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	782	838	—
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$59,167	$78,524	$97,146
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$2.09	$3.28	$5.31

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2013, 12/31/2012, and 12/31/2011, respectively)	$620,401	$5,648	$626,049	$506,355	$—	$506,355	$370,916	$—	$370,916
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			58,751			49,655			24,187
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			4,162			18,002			(11,247)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(2,964)			11,705			84,206
Net increase in equity resulting from operations	59,167	782	59,949	78,524	838	79,362	97,146	—	97,146
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Proceeds from the issuance of shares(1)	188,400		188,400	125,600		125,600	88,142		88,142
Shares issued in connection with incentive fee payment	449		449	1,262		1,262	1,180		1,180
Contribution from non-controlling interests		1,793	1,793		5,880	5,880		—	—
Dividends(2)	(85,796)	(653)	(86,449)	(91,256)	(811)	(92,067)	(47,412)	—	(47,412)
Distributions to non-controlling interest		(1,667)	(1,667)		(260)	(260)		—	—
Adjustment to non-controlling interest	(484)	484	—	—	—	—	—	—	—
Shares repurchased	—		—	—		—	(3,430)		(3,430)
Offering costs	(247)		(247)	(262)		(262)	(322)		(322)
Share-based LTIP awards	265	2	267	178	1	179	135	—	135
Net increase (decrease) in equity from transactions	102,587	(41)	102,546	35,522	4,810	40,332	38,293	—	38,293
Net increase in equity	161,754	741	162,495	114,046	5,648	119,694	135,439	—	135,439
ENDING EQUITY (12/31/2014, 12/31/2013, and 12/31/2012, respectively)	$782,155	$6,389	$788,544	$620,401	$5,648	$626,049	$506,355	$—	$506,355

(1)	Proceeds from the issuance of shares is net of an underwriters' discount of $3.0 million and $1.9 million for the years ended December 31, 2014 and 2012, respectively.

(2)	For the years ended December 31, 2014, 2013, and 2012, dividends totaling $3.08, $3.83, and $2.50, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$59,949	$79,362	$97,146
Cash flows provided by (used) in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	3,564	(11,663)	(84,206)
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(6,008)	(18,002)	11,247
Amortization of premiums and accretion of discounts (net)	(9,131)	(18,619)	(13,010)
Purchase of investments	(5,298,446)	(2,224,370)	(2,345,880)
Proceeds from disposition of investments	4,755,862	1,713,538	2,166,238
Proceeds from principal payments of investments	186,094	190,720	142,617
Proceeds from investments sold short	1,606,561	947,556	938,699
Repurchase of investments sold short	(1,215,239)	(702,846)	(796,974)
Payments made to open financial derivatives	(61,080)	(25,624)	(91,019)
Proceeds received to close financial derivatives	85,572	42,643	126,207
Proceeds received to open financial derivatives	87,441	39,822	42,920
Payments made to close financial derivatives	(130,389)	(46,419)	(56,948)
Shares issued in connection with incentive fee payment	449	1,262	1,180
Share-based LTIP expense	267	179	135
(Increase) decrease in assets:
Repurchase agreements	(144,039)	(14,312)	2,100
Receivable for securities sold	(354,587)	(256,086)	(93,211)
Due from brokers	(64,394)	(59,827)	11,419
Interest and principal receivable	(13,780)	(1,112)	408
Other assets	(565)	(1,095)	(111)
Increase (decrease) in liabilities:
Due to brokers	2,462	(11,192)	(48,781)
Payable for securities purchased	(94,300)	135,714	(70,184)
Accounts payable and accrued expenses	1,205	(75)	98
Incentive fee payable	(3,091)	(4,252)	7,343
Other payables	—	(903)	903
Interest and dividends payable	865	789	(270)
Base management fee payable	599	430	538
Net cash used in operating activities	(604,159)	(244,382)	(51,396)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Proceeds from the issuance of shares	$188,400	$125,600	$88,142
Contribution from non-controlling interests	1,793	5,880	—
Shares repurchased	—	—	(3,430)
Offering costs paid	(288)	(444)	(323)
Dividends paid	(86,449)	(92,067)	(47,412)
Distributions to non-controlling interest	(1,667)	(260)	—
Proceeds from issuance of securitized debt	—	—	1,522
Principal payments on securitized debt	(246)	(370)	(264)
Reverse repurchase agreements, net of repayments	433,267	330,448	9,508
Net cash provided by financing activities	534,810	368,787	47,743
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,349)	124,405	(3,653)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,489	59,084	62,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,140	$183,489	$59,084
Supplemental disclosure of cash flow information:
Interest paid	$9,544	$10,389	$8,040
Shares issued in connection with incentive fee payment (non-cash)	$449	$1,262	$1,180
Share-based LTIP awards (non-cash)	$267	$179	$135
Aggregate TBA trade activity (buys + sells) (non-cash)	$30,136,820	$24,946,079	$16,365,027

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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
The Company is a specialty finance company that primarily acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," residential mortgage loans, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, real property and mortgage-related derivatives. The Company also invests in corporate debt and equity securities, consumer loans and asset-backed securities backed by consumer and commercial assets, or "ABS," non-mortgage-related derivatives and other financial assets, including private debt and equity investments in mortgage related entities.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). The Company has determined that it still meets the definition of an investment company under ASC 946 after adoption of ASU 2013-08. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its subsidiaries. All inter-company balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are listed equities, exchange-traded derivatives, and cash and cash equivalents,

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, non-Agency mortgage-backed securities determined to have sufficiently observable market data, U.S. Treasury securities and certain sovereign debt, commonly traded derivatives, such as interest rate swaps, foreign currency forwards, and certain other over-the-counter derivatives, and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are RMBS, CMBS, ABS, and credit default swaps, or "CDS," on individual ABS, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, distressed corporate debt, non-listed equities, and private corporate investments.

For certain financial instruments, the various inputs that management uses to measure fair value for such financial instrument may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for such financial instrument is based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses third-party valuations and information obtained from market transactions involving identical or similar assets or liabilities. The income approach uses projections of the future economic benefit of an instrument to determine its fair value, such as in the discounted cash flow methodology. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. Transfers between levels of the fair value hierarchy are assumed to occur at the end of the reporting period.
Summary Valuation Techniques
For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of the Company's financial instruments are not traded in an active market. Therefore, management generally uses third-party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. The following are summary descriptions, for various categories of financial instruments, of the valuation methodologies management uses in determining fair value of the Company's financial instruments in such categories. Management utilizes such methodologies to assign a good faith fair value (the estimated price that, in an orderly transaction at the valuation date, would be received to sell an asset, or paid to transfer a liability, as the case may be) to each such financial instrument.
For MBS, including TBAs, and other ABS, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Valuations for fixed rate MBS pass-throughs issued by a U.S. government agency or government-sponsored enterprise are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically designated as Level 2 assets, although Agency interest only and inverse interest only RMBS are currently designated as Level 3 assets since they generally have less price transparency. Non-Agency MBS and other ABS are generally classified as either Level 2 or Level 3 based on analysis of available market data such as recent trades, executable bids, and reported "market color." Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
For residential and commercial mortgage loans, consumer loans, and real estate owned properties, or "REO," management determines fair value by taking into account both external pricing data and internal pricing models. Non-performing mortgage loans and REO are typically valued based on management's estimates of the value of the underlying real estate, using various information including general economic data, broker price opinions, or "BPOs," recent sales, property appraisals, and bids. Performing mortgage loans and consumer loans are typically valued using discounted cash flows based on market assumptions. These assumptions typically include projected default and prepayment rates, and may include adjustments based on appraisals and BPOs. Mortgage and consumer loans and REO properties are classified as Level 3 assets.
For financial derivatives with greater price transparency, such as CDS on asset-backed indices, CDS on corporate indices, certain options on the foregoing, and total return swaps on publicly-traded equities, market-standard pricing sources are used to obtain valuations; these financial derivatives are generally designated as Level 2 instruments. Interest rate swaps, swaptions, and foreign currency forwards are typically valued based on internal models that use observable market data, including applicable interest rates and foreign currency rates in effect as of the measurement date; the model-generated valuations are then typically compared to counterparty valuations for reasonableness. These financial derivatives are also generally designated as Level 2 instruments. Financial derivatives with less price transparency, such as CDS on individual ABS, are generally valued based on internal models, and are typically designated as Level 3 instruments. In the case of CDS on individual ABS, the valuation process typically starts with an estimation of the value of the underlying ABS.
Investments in distressed corporate debt are typically valued based on prices received from third-party pricing services. In determining the fair value of a distressed corporate debt investment, management may adjust the third-party prices received based on its good faith assessment of various factors relating to the debtor, such as the debtor's leverage ratio, an assessment of the debtor's ability to generate cash flow to service its debt, and the outlook for the debtor's overall industry, among other factors. These investments are designated as Level 3 assets. Investments in private operating entities, such as mortgage originators, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results, and in certain cases, where sufficient relevant data is not otherwise available, the original transaction price. These investments are also designated as Level 3 assets.
The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value. Repurchase agreements and reverse repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
The Company's valuation process, including the application of validation criteria, is overseen by the Manager's Valuation Committee. The Valuation Committee includes senior level executives from various departments within the Manager, and each quarter, the Valuation Committee reviews and approves the valuations of the Company's investments. The valuation process also includes a monthly review by the Company's third-party administrator. The goal of this review is to replicate various aspects of the Company's valuation process based on the Company's documented procedures.
Because of the inherent uncertainty of valuation, the estimated fair value of the Company's financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the consolidated financial statements.
(C) Purchase and Sales of Investments and Investment Income: Purchases and sales of investments are generally recorded on trade date, and realized and unrealized gains and losses are calculated based on identified cost. The Company amortizes premiums and accretes discounts on its debt investments. Coupon interest income on fixed income investments is generally accrued based on the outstanding principal balance and the current coupon interest rate.
For Agency RMBS and debt securities that are deemed to be of high credit quality at the time of purchase, premiums and discounts are generally amortized into interest income over the life of such securities using the effective interest method. For securities subject to prepayment risk, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment is made to amortization to reflect the cumulative impact of the change in effective yield.
For debt securities (including non-Agency MBS) that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. For purposes of determining the effective interest rate, management estimates the future expected cash flows of its investment holdings based on assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Principal write-offs are generally treated as realized losses. Changes in projected cash flows, as applied to the current amortized cost of the security, may result in a prospective change in the yield/interest income recognized on such securities.
For each loan purchased with the expectation that both interest and principal will be paid in full, the Company generally amortizes or accretes any premium or discount over the life of the loan utilizing the effective interest method. However, on at least a quarterly basis based on current information and events, the Company re-assesses the collectability of interest and principal, and designates a loan as impaired either when any payments have become 90 or more days past due, or when, in the opinion of management, it is probable that the Company will be unable to collect either interest or principal in full. Once a loan is designated as impaired, as long as principal is still expected to be collectable in full, interest payments are recorded as interest income only when received (i.e., under the cash basis method); accruals of interest income are only resumed when the loan becomes contractually current and performance is demonstrated to be resumed. However, if principal is not expected to be collectable in full, the cost recovery method is used (i.e., no interest income is recognized, and all payments received—whether contractually interest or principal—are applied to cost).
For each loan purchased with evidence of credit deterioration since origination and the expectation that either principal or interest will not be paid in full, interest income is generally recognized using the effective interest method for as long as the cash flows can be reasonably estimated. Here, instead of amortizing the purchase discount (i.e., the excess of the unpaid principal balance over the purchase price) over the life of the loan, the Company effectively amortizes the accretable yield (i.e., the excess of the Company's estimate of the total cash flows to be collected over the life of the loan over the purchase price).

Not less than quarterly, the Company updates its estimate of the cash flows expected to be collected over the life of the loan, and revised yields are prospectively applied. To the extent that cash flows cannot be reasonably estimated, these loans are generally accounted for under the cost recovery method.
For certain groups of consumer loans that the Company considers as having sufficiently homogeneous characteristics, the Company aggregates such loans into pools, and accounts for each such pool as a single asset. The pool is then treated analogously to a debt security deemed not be of high credit quality, in that (i) the aggregate premium or discount for the pool is amortized or accreted into interest income based on the pool's effective interest rate; (ii) the effective interest rate is determined based on the net expected cash flows of the pool, taking into account estimates of prepayments, defaults, and loss severities; and (iii) estimates are updated not less than quarterly and revised yields are prospectively applied.
In estimating future cash flows on the Company's debt investments, there are a number of assumptions that will be subject to significant uncertainties and contingencies, including, in the case of MBS, assumptions relating to prepayment rates, default rates, loan loss severities, and loan repurchases. These estimates require the use of a significant amount of judgment.
The Company receives dividend income on certain of its equity investments and rental income on certain of its REO properties. These items of income are included on the Statement of Operations under the heading, "Other investment income."
(D) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash equivalents are recorded at cost plus accrued interest, which approximates fair value. Cash and cash equivalents typically include amounts held in an interest bearing overnight account and amounts held in money market funds, and these balances generally exceed insured limits.
(E) Financial Derivatives: The Company enters into various types of financial derivatives. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant, acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is reflected on the Consolidated Statement of Assets, Liabilities, and Equity as "Due to Brokers." Conversely, cash collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Statement of Assets, Liabilities, and Equity. The major types of derivatives utilized by the Company are swaps, futures, options and swaptions, and forwards.
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
The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. Primarily to help mitigate interest rate risk, the Company enters into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates.
The Company enters into credit default swaps. A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a "credit event" in relation to a "reference amount" or notional value of a credit obligation (usually a bond, loan, or a basket of bonds or loans). The definition of a credit event may vary from contract to contract. A credit event may occur (i) when the underlying reference asset(s) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset-backed securities and indices, when the underlying reference obligation is downgraded below a certain rating level, or (iii) with respect to credit default swaps referencing corporate entities and indices, upon the bankruptcy of the underlying reference obligor. The Company typically writes (sells) protection to take a "long" position or purchases (buys) protection to take a "short" position with respect to underlying reference assets or to hedge exposure to other investment holdings.
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
Futures Contracts: A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. The Company enters into Eurodollar and/or U.S. Treasury security futures contracts to hedge its interest rate risk. The Company may also enter into various other futures contracts, including stock index futures. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
Options: The Company may purchase or write put or call options contracts or enter into swaptions. The Company enters into options contracts typically to help mitigate overall market, credit, or interest rate risk depending on the type of options contract. However, the Company also enters into options contracts from time to time for speculative purposes. When the Company purchases an options contract, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options contracts that expire unexercised are recognized on the expiration date as realized losses. If an options contract is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related transaction. When the Company writes an options contract, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options contracts that expire unexercised are recognized on the expiration date as realized gains. If an options contract is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. The Company may also enter into options contracts that contain forward-settling premiums. In this case, no money is exchanged upfront. Instead the agreed-upon premium is paid by the buyer upon expiration of the option, regardless of whether or not the option is exercised.
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
Financial derivatives disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, credit default swaps on corporate bonds, interest rate swaps, total return swaps, futures, foreign currency forwards, options contracts, and warrants.
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
(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. The Company also enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. The Company accounts for reverse repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the reverse repurchase agreement, on the amount borrowed over the term of the reverse repurchase agreement. The interest rate on a reverse repurchase agreement or a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements netted in the Company's consolidated financial statements. Reverse repurchase agreements are carried at their contractual amounts, which approximate fair value as the debt is short-term in nature.
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
(J) REO: In the event that the Company obtains possession of real property in connection with a foreclosure or similar action, the Company will de-recognize the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company holds all REO at fair value.
(K) Investments in Operating Entities: The Company has made and may in the future make non-controlling investments in operating entities such as mortgage originators. Investments in such operating entities may be in the form of preferred and/or common equity, or debt. The Company carries its investments in such entities at fair value.
(L) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against shareholders' equity.
(M) LTIP Units: Long term incentive plan units ("LTIP units") have been issued to the Company's dedicated or partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated or partially dedicated personnel and independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting periods for LTIP units issued under the Ellington Incentive Plan for Individuals (the "Individual LTIP") to dedicated or partially dedicated personnel are typically one year and can be up to two years. The vesting periods of Individual LTIP units are typically one year for independent directors. The vesting period for LTIP units issued to the Manager under the Ellington Incentive Plan for Entities (the "Manager LTIP") occurred over a three year period that ended in August 2010. The cost of the Manager LTIP units fluctuated with the price per share until the vesting date, whereas the cost of the Individual LTIP units is based on the price per share at the initial grant date.
(N) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties and consist of units convertible into the Company's common shares. Non-controlling interests also include the interests of a joint venture partner in a consolidated subsidiary. The joint venture partner's interests do not consist of units convertible into the Company's common shares. The Company adjusts the non-controlling interests owned by an affiliate of the Manager and certain related parties to align their carrying value with the share of total outstanding operating partnership units ("OP Units") issued by the Operating Partnership to the non-controlling interest. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 9 for further discussion of non-controlling interests.
(O) Dividends: Dividends payable by the Company are recorded on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(P) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease the total number of shares outstanding and issued.
(Q) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of LTIP units deemed to be participating securities, by the weighted average number of common shares outstanding calculated including LTIP units. Because the Company's LTIP units are deemed to be participating securities, they are included in the calculation of basic and diluted EPS. OP Units relating to a non-controlling interest are also considered participating securities and, accordingly, are included in the calculation of both basic and diluted EPS.
(R) Foreign Currency: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Foreign currency transactions and Foreign currency translation, respectively, on the Consolidated Statement of Operations.
(S) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. As of December 31, 2014, a subsidiary of the Company has elected to be treated as a corporation for U.S. federal income tax purposes.
The Company follows the provisions of ASC 740-10, Income Taxes ("ASC 740-10"), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2013, 2012, or 2011 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(T) Recent Accounting Pronouncements: In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies ("ASC 946"). This update modified the guidance for ASC 946 for determining whether an entity is an investment company for U.S. GAAP purposes. It requires entities that adopted AICPA Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for U.S. GAAP purposes. The guidance was effective for interim and annual reporting periods in fiscal years that began after December 15, 2013, with retrospective application; earlier application was prohibited. The Company has determined that it still meets the definition of an investment company under ASC 946 and, as a result, the presentation of its financial statements has not changed as a result of this ASU.
In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). This amends ASC 860, Transfers and Servicing ("ASC 860"), to require disclosure of repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged under repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for interim and annual periods beginning after December 15, 2014. The adoption of ASC 860, as amended by ASU 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern and to provide disclosure if events or conditions arise that would place substantial doubt on the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810, Consolidation (ASC "810"), to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.
3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2014:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash and cash equivalents	$114,140	$—	$—	$114,140
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,258,699	$31,385	$1,290,084
U.S. Treasury securities	—	1,636	—	1,636
Private label residential mortgage-backed securities	—	284,748	274,369	559,117
Private label commercial mortgage-backed securities	—	—	53,311	53,311
Commercial mortgage loans	—	—	28,309	28,309
Residential mortgage loans	—	—	27,482	27,482
Other asset-backed securities and loans	—	—	146,288	146,288
Corporate debt	—	—	42,708	42,708
Real estate owned	—	—	8,635	8,635
Private corporate investments	—	—	14,512	14,512
Total investments, at fair value	—	1,545,083	626,999	2,172,082
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	11,387	11,387
Credit default swaps on corporate bond indices	—	35,865	—	35,865
Credit default swaps on asset-backed indices	—	1,881	—	1,881
Interest rate swaps	—	28,654	—	28,654
Total return swaps	—	8	—	8
Swaptions	—	344	—	344

Description	Level 1	Level 2	Level 3	Total
Liabilities:	(In thousands)
Financial derivatives–assets, at fair value- (continued)
Options	—	645	—	645
Futures	261	—	—	261
Forwards	—	884	—	884
Warrants	—	—	100	100
Total financial derivatives–assets, at fair value	261	68,281	11,487	80,029
Repurchase agreements	—	172,001	—	172,001
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$261	$1,785,365	$638,486	$2,424,112
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(1,209,539)	$—	$(1,209,539)
Government debt	—	(55,315)	—	(55,315)
Common stock	(26,516)	—	—	(26,516)
Total investments sold short, at fair value	(26,516)	(1,264,854)	—	(1,291,370)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(28,588)	—	(28,588)
Credit default swaps on corporate bonds	—	(2,953)	—	(2,953)
Credit default swaps on asset-backed indices	—	(4,410)	—	(4,410)
Credit default swaps on asset-backed securities	—	—	(239)	(239)
Interest rate swaps	—	(29,405)	—	(29,405)
Total return swaps	—	(21)	—	(21)
Options	—	(146)	—	(146)
Swaptions	—	(137)	—	(137)
Futures	(81)	—	—	(81)
Forwards	—	(136)	—	(136)
Total financial derivatives–liabilities, at fair value	(81)	(65,796)	(239)	(66,116)
Securitized debt(1)	—	—	(774)	(774)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(26,597)	$(1,330,650)	$(1,013)	$(1,358,260)

(1)
The asset subject to the resecuritization had a fair value of $2.2 million as of December 31, 2014, which is included on the Consolidated Schedule of Investments under Principal and Interest – Private Label Securities.

The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.
There were no transfers of financial instruments between Level 1 and Level 2 during the year ended December 31, 2014.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$201,373	Market Quotes	Non Binding Third-Party Valuation	$1.83	$119.58	$73.58
Other asset-backed securities	123,029	Market Quotes	Non Binding Third-Party Valuation	$21.50	$137.00	$94.91
Private label residential mortgage-backed securities	72,222	Discounted Cash Flows	Yield	3.0%	13.6%	7.0%
			Projected Collateral Prepayments	6.7%	100.0%	45.6%
			Projected Collateral Losses	0.0%	44.5%	11.3%
			Projected Collateral Recoveries	0.0%	22.4%	8.0%
			Projected Collateral Scheduled Amortization	0.0%	86.4%	35.1%
						100.0%
Private label commercial mortgage-backed securities	12,392	Discounted Cash Flows	Yield	12.0%	51.1%	23.7%
			Projected Collateral Losses	0.1%	2.5%	0.7%
			Projected Collateral Recoveries	0.9%	13.5%	6.2%
			Projected Collateral Scheduled Amortization	85.3%	99.0%	93.1%
						100.0%
Corporate debt, non-exchange traded corporate equity, and warrants	45,668	Discounted Cash Flows	Yield	7.5%	24.3%	13.3%
			Non Binding Third-Party Valuation	$73.00	$108.00	$95.08
Other asset-backed securities and loans	23,259	Discounted Cash Flows	Yield	—%	14.4%	9.1%
			Projected Collateral Prepayments	62.7%	62.7%	62.7%
			Projected Collateral Losses	4.0%	4.0%	4.0%
			Projected Collateral Recoveries	1.7%	1.7%	1.7%
			Projected Collateral Scheduled Amortization	31.6%	31.6%	31.6%
						100.0%
Private label commercial mortgage-backed securities	40,919	Market Quotes	Non Binding Third-Party Valuation	$5.62	$103.25	$66.56
Performing commercial mortgage loans	21,328	Discounted Cash Flows	Yield	9.2%	13.1%	10.3%
Non-performing commercial mortgage loans	6,981	Discounted Cash Flows	Yield	15.3%	20.1%	16.4%
			Months to Resolution	0.5	10.5	8.2
Non-performing residential mortgage loan pools and real estate owned	36,117	Discounted Cash Flows	Yield	6.1%	12.0%	7.3%
			Months to Resolution	4.1	79.1	24.6
Agency interest only residential mortgage-backed securities	22,928	Market Quotes	Non Binding Third-Party Valuation	$3.62	$24.86	$11.38
Agency interest only residential mortgage-backed securities	8,457	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	(154)	1,796	359
			Projected Collateral Prepayments	50.2%	100.0%	75.5%
			Projected Collateral Scheduled Amortization	0.0%	49.8%	24.5%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Credit default swaps on asset-backed securities	11,148	Net Discounted Cash Flows	Projected Collateral Prepayments	17.8%	55.8%	32.5%
			Projected Collateral Losses	16.5%	37.7%	29.7%
			Projected Collateral Recoveries	7.7%	18.5%	12.8%
			Projected Collateral Scheduled Amortization	15.9%	43.4%	25.0%
						100.0%
Non-exchange traded preferred equity investment in commercial mortgage-related private partnership	6,241	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
			Expected Holding Period (Months)	17	17	17
Non-exchange traded preferred and common equity investment in mortgage-related entities	5,411	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Includes securitized debt with a fair value of $0.8 million as of December 31, 2014.

(2)	Shown in basis points.
Third-party non-binding valuations are validated by comparing such valuations to internally generated prices based on the Company's models and to recent trading activity in the same or similar instruments.
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
Material changes in any of the inputs above in isolation could result in a significant change to reported fair value measurements. Additionally, fair value measurements are impacted by the interrelationships of these inputs. For example, for instruments subject to prepayments and credit losses, such as non-Agency RMBS and consumer loans and ABS backed by consumer loans, a higher expectation of collateral prepayments will generally be accompanied by a lower expectation of collateral losses. Conversely, higher losses will generally be accompanied by lower prepayments. Because the Company's credit default swaps on asset-backed security holdings represent credit default swap contracts whereby the Company has purchased credit protection, such credit default swaps on asset-backed securities generally have the directionally opposite sensitivity to prepayments, losses, and recoveries as compared to the Company's long securities holdings. Prepayments do not represent a significant input for the Company's commercial mortgage-backed securities and commercial mortgage loans. Losses and recoveries do not represent a significant input for the Company's Agency RMBS interest only securities, given the guarantee of the issuing government agency or government-sponsored enterprise.

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

(1)
The asset subject to the resecuritization had a fair value of $2.3 million as of December 31, 2013, which is included on the Consolidated Schedule of Investments under Principal and Interest – Private Label Securities.

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
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2013:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities and Other asset-backed securities(1)	$550,701	Market Quotes	Non Binding Third-Party Valuation	$1.80	$110.35	$78.09
Private label residential mortgage-backed securities	67,158	Discounted Cash Flows	Yield	3.8%	20.5%	8.0%
			Projected Collateral Prepayments	6.9%	64.5%	29.7%
			Projected Collateral Losses	4.3%	35.2%	17.4%
			Projected Collateral Recoveries	0.3%	17.1%	9.1%
			Projected Collateral Scheduled Amortization	14.1%	87.3%	43.8%
						100.0%
Private label commercial mortgage-backed securities	3,480	Discounted Cash Flows	Yield	9.2%	18.2%	13.5%
			Projected Collateral Losses	0.2%	0.2%	0.2%
			Projected Collateral Recoveries	15.4%	15.4%	15.4%
			Projected Collateral Scheduled Amortization	84.4%	84.4%	84.4%
						100.0%
Private label commercial mortgage-backed securities and commercial mortgage loans	34,489	Market Quotes	Non Binding Third-Party Valuation	$14.25	$102.89	$74.24
Performing commercial mortgage loans	8,788	Discounted Cash Flows	Yield	12.7%	12.8%	12.7%
Non-performing commercial mortgage loans	10,123	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
			Months to Resolution	5	7	6
Non-performing residential mortgage loan pools	24,062	Discounted Cash Flows	Yield	7.4%	7.4%	7.4%
			Months to Resolution	16.3	16.3	16.3
Agency interest only residential mortgage-backed securities	38,783	Market Quotes	Non Binding Third-Party Valuation	$6.26	$33.77	$14.53
Agency interest only residential mortgage-backed securities	1,721	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	349	645	422
			Projected Collateral Prepayments	49.0%	58.1%	51.2%
			Projected Collateral Scheduled Amortization	41.9%	51.0%	48.8%
						100.0%
Credit default swaps on asset-backed securities	16,296	Net Discounted Cash Flows	Projected Collateral Prepayments	19.3%	59.0%	29.9%
			Projected Collateral Losses	15.5%	47.8%	34.8%
			Projected Collateral Recoveries	8.2%	15.2%	13.1%
			Projected Collateral Scheduled Amortization	15.7%	41.2%	22.2%
						100.0%

(1)	Includes securitized debt with a fair value of $1.0 million as of December 31, 2013.

(2)	Shown in basis points.
For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. For those assets valued using the LIBOR Option Adjusted Spread valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
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

The tables below include a roll-forward of the Company's financial instruments for the years ended December 31, 2014, 2013, and 2012 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2014

(In thousands)	Beginning Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$40,504	$(8,738)	$1,404	$(2,078)	$8,448	$(8,155)	$—	$—	$31,385
Private label residential mortgage-backed securities	580,772	20,544	38,600	(18,406)	382,956	(445,349)	—	(284,748)	274,369
Private label commercial mortgage-backed securities	32,994	1,328	7,055	(357)	116,128	(103,837)	—	—	53,311
Commercial mortgage loans	23,887	2,739	3,156	(632)	41,856	(42,697)	—	—	28,309
Residential mortgage loans	24,062	1,267	1,424	84	14,863	(14,218)	—	—	27,482
Other asset-backed securities and loans	38,069	(3,761)	342	(2,409)	148,009	(33,962)	—	—	146,288
Corporate debt	—	(70)	—	(877)	43,808	(153)	—	—	42,708
Real estate owned	—	—	172	(113)	11,247	(2,671)	—	—	8,635
Private corporate investments	—	—	—	(205)	14,717	—	—	—	14,512
Total investments, at fair value	740,288	13,309	52,153	(24,993)	782,032	(651,042)	—	(284,748)	626,999
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	16,646	—	(4,596)	4,547	464	(5,674)	—	—	11,387
Warrants	—	—	—	—	100	—	—	—	100
Total financial derivatives– assets, at fair value	16,646	—	(4,596)	4,547	564	(5,674)	—	—	11,487
Total investments and financial derivatives–assets, at fair value	$756,934	$13,309	$47,557	$(20,446)	$782,596	$(656,716)	$—	$(284,748)	$638,486
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(78)	$111	$—	$78	$—	$—	$(239)
Total financial derivatives– liabilities, at fair value	(350)	—	(78)	111	—	78	—	—	(239)
Securitized debt:
Securitized debt	(983)	(15)	—	(22)	246	—	—	—	(774)
Total securitized debt	(983)	(15)	—	(22)	246	—	—	—	(774)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(15)	$(78)	$89	$246	$78	$—	$—	$(1,013)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2014, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2014. For Level 3 financial instruments held by the Company at December 31, 2014, change in net unrealized gain (loss) of $6.3 million, $(1.6) million, $(0.1) million and $(22.0) thousand, for the year ended December 31, 2014 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
As of December 31, 2014, the Company transferred $284.7 million of non-Agency RMBS from Level 3 to Level 2. The decision to transfer these assets from Level 3 to Level 2 was based on observed market developments, including an increased volume of buying and selling of these and similar assets, greater consensus among market participants on price based on market quotes, and generally tighter credit spreads driven by improved performance in the underlying collateral as well as increased demand from investors seeking higher yielding assets. These factors have led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in observed market developments could impact future price transparency, and thereby cause a change in the level designation in subsequent periods.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2013

(In thousands)	Ending Balance as of December 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2013
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,644	$(5,929)	$833	$3,323	$42,051	$(6,418)	$—	$—	$40,504
Private label residential mortgage-backed securities	528,366	26,119	43,823	12,643	524,864	(456,043)	—	—	580,772
Private label commercial mortgage-backed securities	19,327	402	1,030	3,069	92,929	(83,763)	—	—	32,994
Commercial mortgage loans	9,546	171	844	652	19,587	(6,913)	—	—	23,887
Residential mortgage loans	—	—	—	—	24,062	—	—	—	24,062
Other asset-backed securities	—	(641)	647	(690)	56,436	(17,683)	—	—	38,069
Total investments, at fair value	563,883	20,122	47,177	18,997	660,929	(570,820)	—	—	740,288
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	36,031	—	(2,826)	1,070	204	(17,833)	—	—	16,646
Total financial derivatives– assets, at fair value	36,031	—	(2,826)	1,070	204	(17,833)	—	—	16,646
Total investments and financial derivatives–assets, at fair value	$599,914	$20,122	$44,351	$20,067	$661,133	$(588,653)	$—	$—	$756,934
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(1)	$—	$(78)	$(349)	$—	$78	$—	$—	$(350)
Total financial derivatives– liabilities, at fair value	(1)	—	(78)	(349)	—	78	—	—	(350)
Securitized debt:
Securitized debt	(1,335)	(38)	—	20	370	—	—	—	(983)
Total securitized debt	(1,335)	(38)	—	20	370	—	—	—	(983)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,336)	$(38)	$(78)	$(329)	$370	$78	$—	$—	$(1,333)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2013, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2013. For Level 3 financial instruments held by the Company at December 31,

2013, change in net unrealized gain (loss) of $27.0 million, $(8.4) million, $(0.3) million, and $20.0 thousand for the year ended December 31, 2013 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2012

(In thousands)	Ending Balance as of December 31, 2011	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2012
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$5,337	$(2,277)	$111	$(568)	$5,201	$(1,160)	$—	$—	$6,644
Private label residential mortgage-backed securities	417,533	21,896	15,657	69,286	323,554	(319,560)	—	—	528,366
Private label commercial mortgage-backed securities	16,093	570	7,619	(255)	110,752	(115,452)	—	—	19,327
Commercial mortgage loans	4,400	87	—	413	4,646	—	—	—	9,546
Total investments, at fair value	443,363	20,276	23,387	68,876	444,153	(436,172)	—	—	563,883
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	61,498	—	(1,164)	3,218	10,840	(38,361)	—	—	36,031
Total financial derivatives– assets, at fair value	61,498	—	(1,164)	3,218	10,840	(38,361)	—	—	36,031
Total investments and financial derivatives–assets, at fair value	$504,861	$20,276	$22,223	$72,094	$454,993	$(474,533)	$—	$—	$599,914
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$—	$—	$(79)	$(1)	$—	$79	$—	$—	$(1)
Total financial derivatives– liabilities, at fair value	—	—	(79)	(1)	—	79	—	—	(1)
Securitized debt:
Securitized debt	—	(55)	—	(23)	265	(1,522)	—	—	(1,335)
Total securitized debt	—	(55)	—	(23)	265	(1,522)	—	—	(1,335)
Total financial derivatives– liabilities and securitized debt, at fair value	$—	$(55)	$(79)	$(24)	$265	$(1,443)	$—	$—	$(1,336)
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
4. To Be Announced RMBS
In addition to investing in pools of Agency RMBS, the Company transacts in the forward settling TBA market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of MBS. The Company accounts for its TBAs as purchase and sales and uses TBAs primarily for hedging purposes, typically in the form of short positions. However, the Company may also invest in TBAs for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of December 31, 2014 and December 31, 2013:

	As of
	December 31, 2014	December 31, 2013
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $71,598 and $101,150, respectively)	$72,410	$96,856
Receivable for securities sold relating to unsettled TBA sales	1,205,779	813,933
Liabilities:
TBA securities sold short, at fair value (Current principal: -$1,135,218 and -$784,888, respectively)	$(1,209,539)	$(811,957)
Payable for securities purchased relating to unsettled TBA purchases	(71,832)	(96,762)
Net short TBA securities, at fair value	(1,137,129)	(715,101)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the years ended December 31, 2014, 2013, and 2012 are summarized in the tables below:
December 31, 2014:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2014	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2014
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(4,596)	$4,547
Credit default swaps on asset-backed indices	Credit	(4,662)	2,059
Credit default swaps on corporate bond indices	Credit	1,938	(2,589)
Total return swaps	Equity Market	12,975	3
Interest rate swaps	Interest Rates	10,610	5,101
Futures	Interest Rates/Equity Market	4,841	261
Forwards	Currency	3,845	884
Other	Credit/ Interest Rates	1,147	(928)
		26,098	9,338
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(78)	111
Credit default swaps on asset-backed indices	Credit	3,111	(1,743)
Credit default swaps on corporate bond indices	Credit	(6,242)	6,926
Credit default swaps on corporate bonds	Credit	270	(782)
Total return swaps	Equity Market	(5,671)	46
Interest rate swaps	Interest Rates	(23,939)	(24,318)
Futures	Interest Rates/Equity Market	(252)	2,291
Forwards	Currency	(2,215)	(98)
Other	Credit/ Interest Rates/Equity Market	(2,293)	(43)
		(37,309)	(17,610)
Total		$(11,211)	$(8,272)

December 31, 2013:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2013	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2013
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(2,826)	$1,070
Credit default swaps on asset-backed indices	Credit	(5,954)	1,082
Credit default swaps on corporate bond indices	Credit	626	1,026
Total return swaps	Equity Market	2,992	4
Interest rate swaps	Interest Rates	(2,829)	23,548
Other	Credit/ Interest Rates	115	(244)
		(7,876)	26,486
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(78)	(349)
Credit default swaps on asset-backed indices	Credit	1,870	2,869
Credit default swaps on corporate bond indices	Credit	(9,573)	(9,157)
Total return swaps	Equity Market	(5,260)	(3)
Interest rate swaps	Interest Rates	319	(3,940)
Futures	Interest Rates	(795)	(2,302)
Forwards	Currency	—	(38)
Other	Interest Rates/ Equity Market	(86)	(84)
		(13,603)	(13,004)
Total		$(21,479)	$13,482
December 31, 2012:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Year Ended December 31, 2012	Change in Net Unrealized Gain/(Loss) for the Year Ended December 31, 2012
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(1,164)	$3,218
Credit default swaps on asset-backed indices	Credit	(14,870)	(5,887)
Credit default swaps on corporate bond indices	Credit	(1,548)	570
Interest rate swaps	Interest Rates	169	(91)
Futures	Interest Rates	(51)	(11)
		(17,464)	(2,201)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(79)	(1)
Credit default swaps on asset-backed indices	Credit	9,665	(491)
Credit default swaps on corporate bond indices	Credit	(579)	(122)
Total return swaps	Equity Market	(3,563)	209
Interest rate swaps	Interest Rates	(22,777)	16,094
Futures	Interest Rates	—	(71)
		(17,333)	15,618
Total		$(34,797)	$13,417

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2014 and 2013:

Derivative Type	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
Interest rate swaps	$2,227,315	$828,442
Credit default swaps	552,411	319,603
Total return swaps	55,108	29,212
Futures	738,830	134,831
Options	926,369	10,736
Forwards	42,143	369
Warrants	120	—
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2014 and December 31, 2013, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at December 31, 2014 and 2013, are summarized below:

Credit Derivatives	Amount at December 31, 2014	Amount at December 31, 2013
(In thousands)
Fair Value of Written Credit Derivatives, Net	$27,741	$1,421
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(3,287)	$57
Notional Amount of Written Credit Derivatives (2)	$(341,014)	$(120,497)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$54,874	$249

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2014, periodic payment rates ranged between 15 and 500 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2013, periodic payment rates ranged between 25 and 500 basis points. Total net up-front payments received relating to written credit derivatives outstanding at December 31, 2014 and 2013 were $28.9 million and $2.5 million, respectively.
6. Borrowings under Reverse Repurchase Agreements
The Company enters into reverse repurchase agreements. A reverse repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its reverse repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's reverse repurchase agreements typically range in term from 30 to 180 days. The principal economic terms of each reverse repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the reverse repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the reverse repurchase agreement at which time the Company may enter into a new reverse repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, reverse repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company can generally require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the reverse repurchase agreement the Company must return to the counterparty the same security that had been posted. The contractual amount (loan amount) of the Company's reverse repurchase agreements approximates their fair value, as the debt is short-term in nature.
In September 2014, the Company entered into a $150 million "non-mark-to-market" reverse repo facility which provides financing for certain types of non-Agency assets for a period of at least two years. After the first 18 months, the facility converts to a rolling facility with a six month cancellation notice period and automatic termination in September 2017. Under the terms of the facility, no additional collateral is required to be posted by the Company based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount outstanding under the facility. As of December 31, 2014, the Company had utilized substantially all of the available capacity under the facility.
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with sixteen counterparties and fourteen counterparties, as of December 31, 2014 and December 31, 2013, respectively.
At December 31, 2014, approximately 23% of open reverse repurchase agreements were with one counterparty. At December 31, 2013, approximately 39% of open reverse repurchase agreements were with two counterparties. As of December 31, 2014 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 2 to 631 days and from 2 to 180 days as of December 31, 2013. Interest rates on the Company's open reverse repurchase agreements ranged from (1.50)% to 2.42% as of December 31, 2014 and from 0.32% to 2.27% as of December 31, 2013. The negative interest rate at December 31, 2014 was related to a reverse repurchase agreement on a U.S. Treasury security.
The following table details the Company's outstanding borrowings under reverse repurchase agreements by remaining maturity as of December 31, 2014 and December 31, 2013:

(In thousands)	December 31, 2014			December 31, 2013
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
30 Days or Less	$715,194	0.22%	14	$369,861	0.53%	14
31-60 Days	322,874	0.52%	44	402,206	1.12%	45
61-90 Days	289,276	0.52%	71	320,161	0.78%	72
91-120 Days	—	—%	—	8,233	1.40%	100
121-150 Days	21,236	2.03%	139	38,856	0.49%	135
151-180 Days	123,484	1.25%	162	96,849	1.90%	179
181-360 Days	47,768	0.85%	274	—	—%	—
>360 Days	149,601	2.41%	631	—	—%	—
	$1,669,433	0.65%	105	$1,236,166	0.90%	56
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are any reverse repurchase agreements that the Company may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end of $50.1 million and $48.7 million as of December 31, 2014 and 2013, respectively.
As of December 31, 2014 and December 31, 2013, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.93 billion and $1.46 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2014 include investments in the amount of $145.5 million that were sold prior to period end but for which such sale had not yet settled. Collateral transferred under outstanding borrowings as of December 31, 2013 include investments in the amount of $13.3 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $14.2 million and additional securities with a fair value of $12.5 million as of December 31, 2014 as a result of margin calls with various counterparties. The Company posted additional net cash collateral of $2.9 million and additional securities with a fair value of $20.6 million as of December 31, 2013 as a result of margin calls with various counterparties.
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
Summary information—For the years ended December 31, 2014, 2013, and 2012, the total base management fee incurred was $10.8 million, $9.1 million, and $6.8 million respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2014 there was no Loss Carryforward.
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
Summary information— Total incentive fee incurred for the years ended December 31, 2014, 2013, and 2012 was $1.4 million, $8.4 million, and $19.1 million, respectively.
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
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for the years ended December 31, 2014, 2013, and 2012 was $0.3 million, $0.2 million, and $0.1 million, respectively.

Detailed below is a roll-forward of the Company's LTIP units outstanding for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2013, 12/31/2012, and 12/31/2011, respectively)	375,000	36,052	411,052	375,000	22,096	397,096	375,000	15,500	390,500
Granted	—	20,084	20,084	—	15,738	15,738	—	7,846	7,846
Exercised	—	(1,822)	(1,822)	—	(1,782)	(1,782)	—	(1,250)	(1,250)
LTIP Units Outstanding (12/31/2014, 12/31/2013, and 12/31/2012, respectively)	375,000	54,314	429,314	375,000	36,052	411,052	375,000	22,096	397,096
LTIP Units Vested and Outstanding (12/31/2014, 12/31/2013, and 12/31/2012, respectively)	375,000	29,859	404,859	375,000	20,314	395,314	375,000	14,250	389,250
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of December 31, 2014, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
Joint Venture Interests
Non-controlling interests also include the interests of a joint venture partner in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain distressed commercial mortgage loans and REO. The joint venture partner participates in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participates proportionally in all income, expense, gains and losses of such subsidiaries. The joint venture partner makes capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and is generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2014 the joint venture partner's interests in subsidiaries of the Company were $1.5 million, representing an approximately 5% interest in such subsidiaries.
The joint venture partner's interests are not convertible into common shares of the Company or OP Units, nor is the joint venture partner entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the years ended December 31, 2014, 2013, and 2012, the Board of Directors authorized dividends totaling $3.08 per share, $3.83 per share, and $2.50 per share respectively. Total dividends paid during the years ended December 31, 2014, 2013, and 2012 were $86.4 million, $92.1 million, and $47.4 million, respectively.
On September 8, 2014 the Company completed a follow-on offering of 8.0 million of its common shares. The offering generated net proceeds, after underwriters' discount and offering costs, in the amount of $188.2 million.
On May 14, 2013 the Company completed a follow-on public offering of 5.0 million of its common shares. The offering generated net proceeds to the Company of $125.3 million, after offering costs.
On August 20, 2012 the Company completed a follow-on public offering of 3.5 million of its common shares. The offering generated net proceeds to the Company of $76.7 million. On September 12, 2012 the Company issued an additional 525,000 of its common shares in connection with the exercise of the 15% overallotment option by underwriters as a part of the

Company's follow-on public offering which closed on August 20, 2012. The exercise of the overallotment resulted in net proceeds to the Company of an additional $11.1 million. Net proceeds are after underwriters' discount and offering costs.
Detailed below is a roll-forward of the Company's common shares outstanding for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Common Shares Outstanding (12/31/2013, 12/31/2012, and 12/31/2011, respectively)	25,428,186	20,370,469	16,447,651
Share Activity:
Shares issued	8,000,000	5,000,000	4,025,000
Shares issued in connection with incentive fee payment	19,670	55,935	53,207
Share repurchased	—	—	(156,639)
Director LTIP units exercised	1,822	1,782	1,250
Common Shares Outstanding (12/31/2014, 12/31/2013, and 12/31/2012, respectively)	33,449,678	25,428,186	20,370,469
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of December 31, 2014 and 2013, the Company's issued and outstanding common shares would increase to 34,090,992 and 26,051,238 shares, respectively. If all of the LTIP units that have previously been issued were to become fully vested and exchanged for common shares as of December 31, 2012, the Company's issued and outstanding common shares would increase to 20,767,565.
On August 4, 2011, the Company's Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price, and the Company's financial performance, among other considerations. As of December 31, 2014, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Year Ended December 31,
	2014	2013	2012
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$59,167	$78,524	$97,146
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	472	735	—
Net increase in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	59,639	79,259	97,146
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	58,306	77,219	95,064
Net increase in shareholders' equity resulting from operations– LTIP units	861	1,305	2,082
Dividends Paid(2):
Common shareholders	(84,527)	(89,732)	(46,433)
LTIP unit holders	(1,269)	(1,524)	(979)
Non-controlling interest	(653)	(811)	—
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(86,449)	(92,067)	(47,412)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(26,221)	(12,513)	48,631
LTIP unit holders	(408)	(219)	1,103
Non-controlling interest	(181)	(76)	—
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(26,810)	$(12,808)	$49,734
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	27,962,304	23,587,692	17,897,996
Weighted average participating LTIP units	413,105	398,789	391,944
Weighted average non-controlling interest units	212,000	212,000	—
Basic earnings per common share:
Distributed	$3.08	$3.83	$2.50
Undistributed (Distributed in excess of)	(0.99)	(0.55)	2.81
	$2.09	$3.28	$5.31
Diluted earnings per common share:
Distributed	$3.08	$3.83	$2.50
Undistributed (Distributed in excess of)	(0.99)	(0.55)	2.81
	$2.09	$3.28	$5.31

(1)
For the years ended December 31, 2014 and 2013, excludes net increase in equity resulting from operations of $0.3 million and $0.1 million, respectively attributable to the joint venture partner, which has non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
12. Counterparty Risk
As of December 31, 2014, investments with an aggregate value of approximately $1.94 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $145.5 million that were sold prior to period end but for which such sale had not yet settled as of December 31, 2014.

The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.94 billion in collateral for various reverse repurchase agreements as of December 31, 2014. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $158.7 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Deutsche Bank	22%
Royal Bank of Canada	17%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of December 31, 2014:

Dealer	% of Total Due from Brokers
Morgan Stanley	57%
J.P. Morgan Securities Inc.	20%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of December 31, 2014:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	25%
Morgan Stanley	20%
Citigroup	15%
In addition the Company held cash and cash equivalents of $114.1 million and $183.5 million as of December 31, 2014 and December 31, 2013, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	December 31, 2014	December 31, 2013
BlackRock Liquidity TempFund	88%	—%
Bank of New York Mellon Corporation	11%	73%
US Bank	1%	—%
JP Morgan Prime Money Market Premier Fund	—%	27%
13. Offsetting of Assets and Liabilities
The Company records financial instruments at fair value as described in Note 2. All financial instruments are recorded on a gross basis on the Condensed Statement of Assets, Liabilities, and Equity. In connection with the vast majority of its derivative, repurchase and reverse repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, repurchase agreements, and reverse repurchase agreements.

The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2014 and December 31, 2013. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$80,029	$(40,671)	$—	$(5,578)	$33,780
Repurchase agreements	172,001	(172,001)	—	—	—
Liabilities
Financial derivatives–liabilities	(66,116)	26,758	—	17,393	(21,965)
Reverse repurchase agreements	(1,669,433)	172,001	1,483,187	14,245	—
December 31, 2013:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$59,664	$(24,162)	$—	$(17,273)	$18,229
Repurchase agreements	27,962	(27,962)	—	—	—
Liabilities
Financial derivatives–liabilities	(44,791)	24,162	—	20,629	—
Reverse repurchase agreements	(1,236,166)	27,962	1,205,278	2,926	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of December 31, 2014 and December 31, 2013 were $1.94 billion and $1.48 billion, respectively. As of December 31, 2014 and December 31, 2013, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $22.7 million and $3.2 million, respectively. As of December 31, 2014 and December 31, 2013, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $23.2 million and $36.4 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2014 and December 31, 2013.
The Company has a commitment related to a mortgage originator in which the Company owns a subordinated debt interest. The Company has committed to make additional subordinated debt investments, up to $4.0 million subject to the satisfaction of certain requirements by the borrower and to the extent the borrower requests to increase its borrowings. The borrower can request up to $2.0 million on or before December 31, 2015 and the remaining $2.0 million on or before June 12, 2016.
The Company has entered into a purchase agreement whereby it has committed to purchase newly issued consumer loans originated by a third party in an amount not to exceed $70 million in loans held by the Company at any time. The commitment expires in November 2015, and the actual volume of loans to be purchased by the Company will depend on the ability of the third party to originate sufficient volume of loans that qualify for purchase under the agreement. As of December 31, 2014 the Company has purchased $11.8 million in loans under the agreement.
15. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning Shareholders' Equity Per Share (12/31/2013, 12/31/2012, and 12/31/2011, respectively)	$24.40	$24.86	$22.55
Net Investment Income	2.10	2.11	1.35
Net Realized/Unrealized Gains (Losses)	0.04	1.26	4.08
Results of Operations Attributable to Equity	2.14	3.37	5.43
Less: Results of Operations Attributable to Non-controlling Interests	(0.03)	(0.04)	—
Results of Operations Attributable to Shareholders' Equity(1)	2.11	3.33	5.43
Dividends Paid to Common Shareholders	(3.08)	(3.83)	(2.50)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.08)	(0.15)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	(0.04)	0.12	(0.47)
Ending Shareholders' Equity Per Share (12/31/2014, 12/31/2013, and 12/31/2012, respectively)(3)	$23.38	$24.40	$24.86
Shares Outstanding, end of period	33,449,678	25,428,186	20,370,469

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)
If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of December 31, 2014, 2013, and 2012, shareholders' equity per share would be $23.09, $23.99, and $24.38, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the years presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total Return	8.77%	14.19%	22.16%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.

Supplemental Information—Net Asset Value Based Total Return for a Shareholder assuming conversion of all LTIP and OP Units: (1)

Year Ended December 31, 2014
Total Return	7.39%

(1)
Total return is calculated assuming all LTIP and OP Units had been converted into common shares at December 31, 2014. LTIP and OP Units outstanding at December 31, 2014 totaled 641,314 and represent 1.88% of total common shares and LTIP and OP Units outstanding as of that date.

Market Based Total Return for a Shareholder:
For the years ended December 31, 2014, 2013, and 2012, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 0.15%, 18.11%, and 46.99%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net Investment Income (2)	8.62%	8.40%	5.59%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.
Expense Ratios to Average Equity: (1)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating expenses before incentive fee, interest expense, and other investment related expenses	(2.80)%	(2.74)%	(2.94)%
Incentive fee	(0.21)%	(1.42)%	(4.43)%
Interest expense and other investment related expenses	(2.14)%	(1.95)%	(1.80)%
Total Expenses	(5.15)%	(6.11)%	(9.17)%

(1)	Average equity is calculated using month end values.

16. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the years ended December 31, 2014 and 2013.

	Three Month Period Ended March 31, 2014	Three Month Period Ended June 30, 2014	Three Month Period Ended September 30, 2014(1)	Three Month Period Ended December 31, 2014
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$21,496	$20,996	$22,353	$28,688
Other investment income	—	—	168	150
Total investment income	21,496	20,996	22,521	28,838
EXPENSES
Base management fee	2,364	2,368	3,056	2,963
Incentive fee	—	—	1,400	—
Interest expense	2,627	2,416	2,179	2,705
Other investment related expenses	430	1,232	1,217	1,810
Other operating expenses	1,994	1,974	2,070	2,295
Total expenses	7,415	7,990	9,922	9,773
NET INVESTMENT INCOME	14,081	13,006	12,599	19,065
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	11,408	3,684	(8,483)	(2,447)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	(2,651)	4,514	9,031	(13,858)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	8,757	8,198	548	(16,305)
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	22,838	21,204	13,147	2,760
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	203	257	199	123
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$22,635	$20,947	$12,948	$2,637
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted(2)	$0.88	$0.81	$0.46	$0.08

(1)	Prior period conformed to current period presentation.

(2)
For the year ended December 31, 2014 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 11) as a result of issuances of common shares and LTIP units during the year, as EPS is calculated using average shares outstanding during the period.

	Three Month Period Ended March 31, 2013	Three Month Period Ended June 30, 2013	Three Month Period Ended September 30, 2013	Three Month Period Ended December 31, 2013
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$18,382	$20,335	$24,069	$22,954
Other investment income	—	—	—	—
Total investment income	18,382	20,335	24,069	22,954
EXPENSES
Base management fee	1,967	2,405	2,378	2,365
Incentive fee	2,055	1,182	2,038	3,091
Interest expense	2,142	2,582	3,277	3,024
Other investment related expenses	—	327	85	84
Other operating expenses	1,649	1,671	1,885	1,878
Total expenses	7,813	8,167	9,663	10,442
NET INVESTMENT INCOME	10,569	12,168	14,406	12,512
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	12,592	5,671	4,289	(4,550)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	17,585	(6,134)	(6,872)	7,126
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	30,177	(463)	(2,583)	2,576
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	40,746	11,705	11,823	15,088
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	411	105	96	226
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$40,335	$11,600	$11,727	$14,862
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted(1)	$1.94	$0.49	$0.45	$0.58

(1)
For the year ended December 31, 2013 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 11) as a result of issuances of common shares and LTIP units during the year, as EPS is calculated using average shares outstanding during the period.

17. Subsequent Events
On February 10, 2015, the Company's Board of Directors approved a dividend for the fourth quarter of 2014 in the amount of $0.65 per share payable on March 16, 2015 to shareholders of record as of February 27, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears on page 83 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.
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
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website at www.ellingtonfinancial.com under the, "For Our Shareholders—Corporate Governance" section of the website.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2015 annual shareholders' meeting.
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

Item 15. Exhibits

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

10.1
Fifth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2014 (incorporated by reference to the Annual Reports on Form 10-K for the fiscal year ended December 31, 2013).

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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL LLC.
Date:	March 13, 2015	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2015
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer(Principal Financial and Accounting Officer)	March 13, 2015
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Director	March 13, 2015
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 13, 2015
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Director	March 13, 2015
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 13, 2015
EDWARD RESENDEZ

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

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

10.1
Fifth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2014 (incorporated by reference to the Annual Reports on Form 10-K for the fiscal year ended December 31, 2013).

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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.