Form 10-Q
period 2015-03-31
Ellington Financial LLC
filed 2015-05-08
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Shares Representing Limited Liability Company Interests, no par value	33,449,678

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	March 31, 2015	December 31, 2014
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$156,250	$114,140
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,902,651 and $2,122,326)	1,950,943	2,172,082
Financial derivatives–assets, at fair value (Net cost – $78,599 and $61,560)	89,844	80,029
Repurchase agreements (Cost – $45,073 and $172,001)	44,754	172,001
Total investments, financial derivatives, and repurchase agreements	2,085,541	2,424,112
Due from brokers	112,763	146,965
Receivable for securities sold	1,230,339	1,237,592
Interest and principal receivable	15,635	20,611
Other assets	2,484	1,935
Total Assets	$3,603,012	$3,945,355
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $1,193,569 and $1,290,091)	$1,195,882	$1,291,370
Financial derivatives–liabilities, at fair value (Net proceeds – $37,184 and $33,555)	67,667	66,116
Total investments and financial derivatives	1,263,549	1,357,486
Reverse repurchase agreements	1,396,112	1,669,433
Due to brokers	32,778	22,224
Payable for securities purchased	116,276	98,747
Securitized debt (Proceeds – $663 and $749)	669	774
Accounts payable and accrued expenses	3,218	2,798
Base management fee payable	2,953	2,963
Interest and dividends payable	2,020	2,386
Other liabilities	13	—
Total Liabilities	2,817,588	3,156,811
EQUITY	785,424	788,544
TOTAL LIABILITIES AND EQUITY	$3,603,012	$3,945,355
Commitments and contingencies (Note 14)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(33,449,678 and 33,449,678 shares issued and outstanding)	$770,051	$772,811
Additional paid-in capital – LTIP units	9,440	9,344
Total Shareholders' Equity	779,491	782,155
Non-controlling interests	5,933	6,389
Total Equity	$785,424	$788,544
PER SHARE INFORMATION:
Common shares	$23.30	$23.38

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (248.39%) (a) (z) (ab) (ad)
Mortgage-Backed Securities (213.60%)
Agency Securities (148.77%) (b)
Fixed Rate Agency Securities (143.74%)
Principal and Interest–Fixed Rate Agency Securities (139.33%)
$35,973	Federal Home Loan Mortgage Corporation Pool	4.00%	1/45	$38,928
24,949	Federal National Mortgage Association Pool	3.50%	10/42	26,355
16,663	Federal National Mortgage Association Pool	4.00%	11/43	18,147
15,071	Federal National Mortgage Association Pool	4.00%	11/43	16,330
13,763	Federal National Mortgage Association Pool	5.00%	8/41	15,341
11,938	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	13,027
11,615	Federal Home Loan Mortgage Corporation Pool	4.50%	1/44	12,965
11,740	Federal National Mortgage Association Pool	3.50%	3/45	12,347
11,100	Government National Mortgage Association Pool	3.50%	4/45	11,696
9,156	Federal Home Loan Mortgage Corporation Pool	3.50%	11/44	9,654
8,110	Federal National Mortgage Association Pool	4.00%	8/43	8,777
7,802	Federal Home Loan Mortgage Corporation Pool	4.00%	1/45	8,371
6,934	Federal Home Loan Mortgage Corporation Pool	4.00%	10/44	7,493
7,055	Federal Home Loan Mortgage Corporation Pool	3.50%	11/44	7,438
6,804	Federal National Mortgage Association Pool	3.50%	11/42	7,223
6,828	Federal Home Loan Mortgage Corporation Pool	3.50%	11/44	7,198
6,407	Federal Home Loan Mortgage Corporation Pool	4.50%	2/44	7,159
6,466	Federal National Mortgage Association Pool	4.00%	3/45	6,932
6,010	Government National Mortgage Association Pool	4.59%	11/64	6,888
6,395	Federal National Mortgage Association Pool	3.50%	3/28	6,868
5,599	Federal National Mortgage Association Pool	4.50%	10/43	6,142
5,464	Federal National Mortgage Association Pool	4.50%	2/44	6,104
5,138	Government National Mortgage Association Pool	4.56%	1/65	5,895
5,552	Federal National Mortgage Association Pool	4.50%	4/26	5,835
5,107	Federal National Mortgage Association Pool	5.50%	10/39	5,761
5,455	Federal Home Loan Mortgage Corporation Pool	3.00%	1/43	5,596
5,109	Federal National Mortgage Association Pool	4.00%	6/44	5,537
4,953	Federal Home Loan Mortgage Corporation Pool	4.00%	7/44	5,403
4,998	Federal National Mortgage Association Pool	4.00%	8/43	5,401
4,898	Federal Home Loan Mortgage Corporation Pool	4.00%	10/44	5,345
4,691	Federal National Mortgage Association Pool	4.50%	12/44	5,139
4,787	Federal National Mortgage Association Pool	3.50%	12/28	5,131
4,771	Federal Home Loan Mortgage Corporation Pool	4.00%	4/45	5,107
4,395	Federal Home Loan Mortgage Corporation Pool	4.50%	10/43	4,910
4,468	Federal Home Loan Mortgage Corporation Pool	4.00%	8/43	4,837
4,398	Federal Home Loan Mortgage Corporation Pool	4.00%	2/44	4,794
4,180	Government National Mortgage Association Pool	4.68%	9/64	4,781

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest–Fixed Rate Agency Securities (139.33%) (continued)
$4,426	Federal National Mortgage Association Pool	4.00%	10/44	$4,749
4,230	Federal National Mortgage Association Pool	4.50%	2/44	4,680
4,199	Federal National Mortgage Association Pool	4.00%	1/43	4,517
4,270	Government National Mortgage Association Pool	3.50%	3/45	4,496
4,053	Federal National Mortgage Association Pool	4.50%	3/44	4,491
3,882	Government National Mortgage Association Pool	4.61%	11/64	4,447
3,984	Federal National Mortgage Association Pool	5.00%	10/43	4,445
4,149	Federal National Mortgage Association Pool	3.50%	5/29	4,432
4,166	Government National Mortgage Association Pool	4.75%	1/61	4,432
3,851	Government National Mortgage Association Pool	4.63%	10/64	4,425
4,121	Federal Home Loan Mortgage Corporation Pool	3.50%	6/43	4,342
3,893	Federal National Mortgage Association Pool	4.50%	10/43	4,304
3,793	Federal National Mortgage Association Pool	5.00%	10/43	4,270
3,771	Federal National Mortgage Association Pool	5.00%	11/44	4,206
3,824	Federal National Mortgage Association Pool	4.50%	3/44	4,190
3,797	Federal Home Loan Mortgage Corporation Pool	4.50%	12/43	4,151
3,824	Federal National Mortgage Association Pool	4.00%	1/45	4,132
3,731	Federal National Mortgage Association Pool	4.50%	11/44	4,099
3,648	Federal National Mortgage Association Pool	5.00%	10/43	4,096
3,775	Federal National Mortgage Association Pool	4.00%	11/33	4,095
3,760	Federal Home Loan Mortgage Corporation Pool	4.00%	1/45	4,069
3,675	Federal National Mortgage Association Pool	4.50%	12/44	4,050
3,746	Federal National Mortgage Association Pool	4.00%	6/44	4,030
3,691	Federal National Mortgage Association Pool	4.00%	10/44	3,998
3,522	Federal National Mortgage Association Pool	5.00%	1/44	3,993
3,893	Federal National Mortgage Association Pool	3.00%	1/43	3,990
364,853	Other Federal National Mortgage Association Pools	3.00% - 6.00%	6/26 - 4/45	398,265
199,022	Other Federal Home Loan Mortgage Corporation Pools	3.00% - 6.00%	3/28 - 3/45	215,449
25,902	Other Government National Mortgage Association Pools	4.49% - 5.54%	2/60 - 1/65	28,586
				1,094,284
Interest Only–Fixed Rate Agency Securities (0.90%)
43,333	Other Federal National Mortgage Association	3.00% - 5.50%	12/20 - 5/43	4,880
15,146	Other Federal Home Loan Mortgage Corporation	3.50% - 5.50%	12/32 - 3/40	1,794
2,142	Other Government National Mortgage Association	4.75%	7/40	397
				7,071
TBA–Fixed Rate Agency Securities (3.51%)
25,090	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	4/15	25,598
1,900	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	4/15	1,992
				27,590
Total Fixed Rate Agency Securities (Cost $1,107,405)				1,128,945

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (5.03%)
Principal and Interest–Floating Rate Agency Securities (2.58%)
$5,083	Federal Home Loan Mortgage Corporation Pool	4.92%	4/38	$5,421
6,255	Other Federal National Mortgage Association Pools	5.05% - 6.05%	9/35 - 9/37	6,679
4,636	Other Federal Home Loan Mortgage Corporation Pools	2.36% - 5.94%	6/37 - 5/44	4,895
2,994	Other Government National Mortgage Association Pool	2.50%	11/64	3,238
				20,233
Interest Only–Floating Rate Agency Securities (2.45%)
180,262	Other Government National Mortgage Association	0.41% - 6.57%	11/42 - 10/63	12,921
20,410	Other Federal National Mortgage Association	5.50% - 6.53%	4/35 - 12/41	3,041
20,953	Resecuritization of Government National Mortgage Association (aa)	4.33%	8/60	1,957
7,874	Other Federal Home Loan Mortgage Corporation	5.83% - 6.46%	3/36 - 8/39	1,345
				19,264
Total Floating Rate Agency Securities (Cost $38,341)				39,497
Total Agency Securities (Cost $1,145,746)				1,168,442

Private Label Securities (64.83%)
Principal and Interest–Private Label Securities (63.99%)
832,108	Various	0% - 9.35%	7/15 - 12/49	502,585
Total Principal and Interest–Private Label Securities (Cost $473,337)				502,585
Principal Only–Private Label Securities (0.46%)
5,800	Various	—%	8/30	3,627
Total Principal Only–Private Label Securities (Cost $2,805)				3,627
Interest Only–Private Label Securities (0.38%)
72,749	Various	0.50% - 2.00%	6/44 - 2/48	3,017
Total Interest Only–Private Label Securities (Cost $2,224)				3,017
Other Private Label Securities (0.00%)
110,755	Various	—%	6/37 - 2/48	—
Total Other Private Label Securities (Cost $300)				—
Total Private Label Securities (Cost $478,666)				509,229
Total Mortgage-Backed Securities (Cost $1,624,412)				1,677,671
Other Asset-Backed Securities and Loans (15.74%)
144,672	Various	0% - 43.00%	10/15 - 9/68	123,620
Total Other Asset-Backed Securities and Loans (Cost $127,873)				123,620
Corporate Debt (4.05%)
34,484	Various	5.50%-15.00%	1/17 - 9/21	31,836
Total Corporate Debt (Cost $33,293)				31,836
Commercial Mortgage Loans (4.96%) (x)
55,019	Various	3.00%-10.00%	8/15 - 4/45	38,918
Total Commercial Mortgage Loans (Cost $38,858)				38,918

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/ Number of Properties/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Residential Mortgage Loans (3.93%)
$46,673	Various	—%	2/18 - 4/55	$30,845
Total Residential Mortgage Loans (Cost $30,618)				30,845
Real Estate Owned (1.15%) (y)
48	Single-Family Houses			7,026
1	Commercial Property			2,044
Total Real Estate Owned (Cost $8,646)				9,070
Private Corporate Equity Investments (2.71%)
8,171	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			8,171
208	Non-Exchange Traded Corporate Equity			5,138
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,753
9,482	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			4,325
7,478	Non-Exchange Traded Equity Investment in Mortgage Originators			913
Private Corporate Equity Investments (Cost $21,274)				21,300
U.S. Treasury Securities (2.25%)
$10,660	U.S. Treasury Note	1.00%	3/18	10,697
6,556	U.S. Treasury Note	1.38%	3/20	6,557
429	U.S. Treasury Note	0.50%	2/17	429
Total U.S. Treasury Securities (Cost $17,677)				17,683
Total Long Investments (Cost $1,902,651)				$1,950,943

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (5.70%) (a) (c) (ab) (ad)
$10,325	Deutsche Bank Securities	(0.22)%	4/15	$10,324
	Collateralized by Par Value $9,054
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
8,338	Deutsche Bank Securities	(0.30)%	4/15	8,338
	Collateralized by Par Value $8,055
	Sovereign Government Bond, Coupon 0.50%,
	Maturity Date 11/19
7,446	Bank of America	(1.50)%	4/15	7,446
	Collateralized by Par Value $7,400
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 2/25
5,050	Bank of America	0.24%	4/15	5,050
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
3,995	Bank of America	0.25%	4/15	3,995
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 3/20
3,312	Bank of America	0.25%	4/15	3,312
	Collateralized by Par Value $3,200
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
2,253	Bank of America	0.15%	4/15	2,253
	Collateralized by Par Value $2,000
	U.S. Treasury Bond, Coupon 3.13%,
	Maturity Date 8/44
2,046	Barclays Capital Inc.	0.35%	4/15	2,046
	Collateralized by Par Value $1,929
	Sovereign Government Bond, Coupon 4.00%,
	Maturity Date 9/16
1,990	Bank of America	0.05%	4/15	1,990
	Collateralized by Par Value $2,000
	U.S. Treasury Bond, Coupon 1.25%,
	Maturity Date 1/20
Total Repurchase Agreements (Cost $45,073)				$44,754

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-152.26%) (a) (ab) (ad)
TBA–Fixed Rate Agency Securities Sold Short (-147.03%) (d)
$(184,782)	Federal National Mortgage Association (30 year)	3.50%	4/15	$(194,115)
(129,638)	Federal National Mortgage Association (30 year)	4.00%	4/15	(138,621)
(93,880)	Federal National Mortgage Association (15 year)	3.50%	4/15	(99,615)
(85,300)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	5/15	(90,978)
(81,500)	Federal National Mortgage Association (30 year)	3.50%	5/15	(85,413)
(68,760)	Federal National Mortgage Association (30 year)	4.50%	4/15	(75,016)
(62,600)	Federal National Mortgage Association (30 year)	5.00%	5/15	(69,503)
(50,600)	Federal National Mortgage Association (15 year)	3.00%	4/15	(53,051)
(42,600)	Federal National Mortgage Association (30 year)	4.50%	5/15	(46,354)
(36,747)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	4/15	(39,256)
(32,442)	Federal National Mortgage Association (30 year)	3.00%	4/15	(33,171)
(30,100)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	5/15	(32,753)
(28,400)	Federal National Mortgage Association (30 year)	4.00%	5/15	(30,320)
(27,500)	Federal National Mortgage Association (15 year)	3.50%	5/15	(29,141)
(22,800)	Federal National Mortgage Association (30 year)	4.50%	6/15	(24,766)
(23,050)	Federal National Mortgage Association (15 year)	2.50%	4/15	(23,677)
(16,880)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	4/15	(17,927)
(15,810)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	4/15	(16,556)
(11,481)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	4/15	(12,507)
(11,170)	Federal National Mortgage Association (15 year)	4.00%	4/15	(11,805)
(8,800)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	5/15	(9,752)
(7,900)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	4/15	(8,762)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	4/15	(7,727)
(2,280)	Federal National Mortgage Association (30 year)	5.00%	4/15	(2,535)
(1,300)	Federal Home Loan Mortgage Corporation (30 year)	5.50%	4/15	(1,458)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$1,150,419)				(1,154,779)
Government Debt Sold Short (-5.23%)
(19,039)	European Sovereign Bond	0.50% - 4.00%	9/16 - 11/19	(20,183)
(17,600)	U.S. Treasury Note	1.25% - 2.25%	10/18 - 2/25	(17,751)
(2,936)	U.S. Treasury Bond	2.50% - 3.13%	8/44 - 2/45	(3,169)
Total Government Debt Sold Short (Proceeds -$43,150)				(41,103)
Total Investments Sold Short (Proceeds -$1,193,569)				$(1,195,882)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (11.44%) (a) (ab) (ad)
Swaps (11.00%) (ac)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (Net cost $51,271) (e)	Credit	$328,851	12/17 - 6/20	$50,536
Interest Rate Swaps (Cost $620) (f)	Interest Rates	1,270,424	7/16 - 3/45	21,688
Credit Default Swaps on Asset-Backed Indices (Proceeds -$270) (e)	Credit	4,079	12/37-5/63	88
Total Return Swaps (i)	Equity Market	62,021	11/16	1
Total Return Swaps (j)	Credit	13,129	3/16 - 4/16	118
Short Swaps:
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(16,986)	9/34 - 5/36	10,809
Credit Default Swaps on Asset-Backed Indices (g)	Credit	(72,380)	5/46 - 10/57	2,573
Interest Rate Swaps (h)	Interest Rates	(237,823)	3/18 - 2/45	599
Total Return Swaps (i)	Equity Market	(89,620)	3/17	—
Total Swaps (Net cost $75,571)				86,412
Futures (0.13%)
Long Futures:
U.S. Treasury Note Futures (l)	Interest Rates	168,200	6/15	993
Eurodollar Futures (k)	Interest Rates	39,000	12/15 - 6/17	23
Total Futures				1,016
Options (0.30%)
Purchased Options:
Options on Credit Default Swaps on Corporate Bond Indices (o)	Credit	156,950	4/15	21
Payer Swaptions (q)	Interest Rates	45,000	2/18 - 3/18	2,212
Options on U.S. Treasury Futures (t)	Interest Rates	7,200	5/15	77
Options on Eurodollar Futures (u)	Interest Rates	130,000	5/15	6
Total Options (Cost $2,928)				2,316
Warrants (0.01%)
Warrants (n)	Equity Market	1,554		100
Total Warrants (Cost $100)				100
Total Financial Derivatives–Assets (Net cost $78,599)				$89,844

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Liabilities (-8.62%) (a) (ab) (ad)
Swaps (-8.19%) (ac)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (Proceeds - $6,874) (e)	Credit	$30,225	3/49 - 10/52	$(5,729)
Interest Rate Swaps (f)	Interest Rates	56,902	3/20 - 4/45	(191)
Credit Default Swaps on Corporate Bond Indices (Proceeds - $2,478) (e)	Credit	8,400	12/19	(2,301)
Credit Default Swaps on Corporate Bonds (Proceeds - $526) (e)	Credit	1,980	6/19 - 12/19	(771)
Total Return Swaps (i)	Equity Market	4,093	6/15 - 11/16	(18)
Total Return Swaps (j)	Credit	14,326	3/16 - 4/16	(307)
Short Swaps:
Interest Rate Swaps (h)	Interest Rates	(1,580,221)	4/15 - 3/45	(25,134)
Credit Default Swaps on Corporate Bond Indices (g)	Credit	(284,968)	12/16-6/20	(28,976)
Credit Default Swaps on Asset-Backed Securities (g)	Credit	(3,000)	3/35	(239)
Credit Default Swaps on Asset Backed Indices (g)	Credit	(16,725)	5/63	(241)
Credit Default Swaps on Corporate Bonds (g)	Credit	(9,970)	9/19 - 3/20	(368)
Total Swaps (Net proceeds -$34,113)				(64,275)
Futures (-0.05%)
Long Futures:
Equity Index Futures (m)	Credit	9,067	6/15	$(8)
Short Futures:
Eurodollar Futures (k)	Interest Rates	(645,000)	6/15-9/17	(417)
Total Futures				(425)
Options (-0.29%)
Written Options:
Options on Credit Default Swaps on Corporate Bond Indices (p)	Credit	(218,500)	4/15 - 6/15	(431)
Payer Swaption (r)	Credit	(158,500)	2/18 - 3/18	(1,751)
Straddle Swaption (s)	Credit	(4,600)	4/15	(68)
Total Options (Proceeds -$3,071)				(2,250)
Forwards (-0.09%)
Long Forwards:
Currency Forwards (v)	Currency	4,033	6/15	(4)
Short Forwards:
Currency Forwards (w)	Currency	(54,342)	6/15	(713)
Total Forwards				(717)
Total Financial Derivatives–Liabilities (Net proceeds -$37,184)				$(67,667)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015 (CONTINUED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)
At March 31, 2015, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 83.65%, 53.13%, and 11.99% of equity, respectively.

(c)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(d)
At March 31, 2015, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 117.75% and 29.28% of equity, respectively.

(e)	For long credit default swaps, the Company sold protection.

(f)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(g)	For short credit default swaps, the Company purchased protection.

(h)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(i)	Notional value represents number of underlying shares times the closing price of the underlying security.

(j)	Notional value represents outstanding principal balance on underlying corporate debt.

(k)	Every $1,000,000 in notional value represents one contract.

(l)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of March 31, 2015, 1,191 contracts were held.

(m)	Notional value represents the number of contracts held times 50 times the Index price at March 31, 2015; as of March 31, 2015, 88 contracts were held.

(n)	Notional amount represents number of warrants.

(o)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(p)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(q)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(r)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(s)	Represents the combination of a written payer swaption and a written receiver swaption on the same underlying swap.

(t)	Represents the option on the part of the Company to enter into a futures contract with a counterparty; as of March 31, 2015, 72 contracts were held.

(u)	Represents the option on the part of the Company to enter into a futures contract with a counterparty. Every $1,000,000 in notional value represents one contract.

(v)	Notional amount represents U.S. Dollars to be paid by the Company at the maturity of the forward contract.

(w)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(x)	Includes non-performing commercial loans in the amount of $15.0 million whereby principal and/or interest is past due and a maturity date is not applicable.

(y)	Number of properties not shown in thousands, represents actual number of properties owned.

(z)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	148.77%
A/A/A	0.34%
Baa/BBB/BBB	3.04%
Ba/BB/BB or below	64.24%
Unrated	32.00%

(aa)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(ab)	Classification percentages are based on Total Equity.

(ac)	The following table shows the Company's swap assets and liabilities by dealer as a percentage of Total Equity:

Dealer/Parent Company	Asset/Liability	Percent of Equity
Affiliates of Bank of America	Financial derivatives—asset	5.08%
Affiliates of JP Morgan	Financial derivatives—liability	(5.34)%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2015 (CONCLUDED)
(UNAUDITED)

(ad)	The following table details the breakout by geographical region of long investments, investments sold short, repurchase agreements, financial derivatives–assets, and financial derivatives–liabilities.

Region	Current Principal/Notional Value/ Number of Shares	Cost/(Proceeds)	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	2,606,164	$1,823,880	$1,881,365	239.53%
Europe	56,061	57,497	48,278	6.15%
North America (Private Corporate Equity Investments)	n/a	21,274	21,300	2.71%
Total		$1,902,651	$1,950,943	248.39%
Investments Sold Short:
North America (TBAs and Government Debt)	(1,103,716)	$(1,170,994)	$(1,175,699)	(149.69)%
Europe (Government Debt)	(19,039)	(22,575)	(20,183)	(2.57)%
Total	$(1,122,755)	$(1,193,569)	$(1,195,882)	(152.26)%
Repurchase Agreements:
North America	24,046	$24,046	$24,046	3.06%
Europe	20,709	21,027	20,708	2.64%
Total	44,755	$45,073	$44,754	5.70%
Financial Derivatives–Assets:
North America	1,650,257	$45,179	$58,131	7.40%
Europe	159,342	33,420	31,713	4.04%
Total	1,809,599	$78,599	$89,844	11.44%
Financial Derivatives–Liabilities:
North America	(2,731,689)	$(26,330)	$(55,961)	(7.13)%
Europe	(115,111)	(10,854)	(11,706)	(1.49)%
Total	(2,846,800)	$(37,184)	$(67,667)	(8.62)%

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Notional Value/ Number of Properties/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Label Securities (77.67%)
Principal and Interest - Private Label Securities (76.95%)
$963,038	Various	0% - 12.25%	7/15 - 1/61	$606,757
Total Principal and Interest - Private Label Securities (Cost $571,834)				606,757
Principal Only - Private Label Securities (0.41%)
5,800	Various	—%	8/30	3,248
Total Principal Only - Private Label Securities (Cost $2,737)				3,248
Interest Only - Private Label Securities (0.31%)
65,223	Various	0.50% - 2.00%	6/44 - 12/47	2,423
Total Interest Only - Private Label Securities (Cost $1,602)				2,423
Other Private Label Securities (0.00%)
111,629	Various	—%	6/37 - 10/47	—
Total Other Private Label Securities (Cost $302)				—
Total Private Label Securities (Cost $576,475)				612,428
Total Mortgage-Backed Securities (Cost $1,848,676)				1,902,512
Other Asset-Backed Securities and Loans (18.55%)
169,458	Various	0% - 49.00%	6/15 - 9/68	146,288
Total Other Asset-Backed Securities and Loans (Cost $149,386)				146,288
Corporate Debt (5.41%)
46,006	Various	5.25%-15.00%	6/16 - 9/21	42,708
Total Corporate Debt (Cost $43,585)				42,708
Commercial Mortgage Loans (3.59%) (t)
32,519	Various	0% - 10.00%	1/15 - 11/17	28,309
Total Commercial Mortgage Loans (Cost $28,266)				28,309
Residential Mortgage Loans (3.49%)
44,336	Various	—%	2/18 - 10/54	27,482
Total Residential Mortgage Loans (Cost $27,398)				27,482
Real Estate Owned (1.10%) (u)
50	Single-Family Houses			6,591
1	Commercial Property			2,044
Total Real Estate Owned (Cost $8,748)				8,635
Private Corporate Equity Investments (1.84%)
6,241	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			6,241
88	Non-Exchange Traded Corporate Equity			2,860
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,673
7,657	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			2,500
728	Non-Exchange Traded Equity Investment in Mortgage Originators			238
Private Corporate Equity Investments (Cost $14,717)				14,512
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
Financial Derivatives–Liabilities (-8.39%) (a) (x) (z)
Swaps (-8.32%) (y)
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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONCLUDED)
(UNAUDITED)

(z)	The following table details the breakout by geographical region of long investments, investments sold short, repurchase agreements, financial derivatives–assets, and financial derivatives–liabilities.

Region	Current Principal/ Notional Value/Number of Properties/Number of Shares	Cost/(Proceeds)	Fair Value	Percent of Equity
Long Investments:	(In thousands, Expressed in U.S. Dollars)
North America	2,863,057	$2,038,249	$2,092,959	264.46%
Europe	69,724	69,360	64,611	9.16%
North America (Private Corporate Equity Investments)	n/a	14,717	14,512	1.84%
Total		$2,122,326	$2,172,082	275.46%
Investments Sold Short:
North America (TBAs and Government Debt)	(1,159,703)	$(1,230,478)	$(1,234,248)	(156.53)%
Europe (Government Debt)	(28,118)	(32,008)	(30,606)	(3.88)%
North America (Common Stock)	(2,986)	(27,605)	(26,516)	(3.36)%
Total		$(1,290,091)	$(1,291,370)	(163.77)%
Repurchase Agreements:
North America	140,248	$140,248	$140,248	17.78%
Europe	31,753	31,753	31,753	4.03%
Total	172,001	$172,001	$172,001	21.81%
Financial Derivatives–Assets:
North America	1,401,261	$61,560	$80,029	10.15%
Europe	—	—	—	—%
Total	1,401,261	$61,560	$80,029	10.15%
Financial Derivatives–Liabilities:
North America	(936,799)	$(30,598)	$(63,084)	(8.00)%
Europe	(37,199)	(2,957)	(3,032)	(0.39)%
Total	(973,998)	$(33,555)	$(66,116)	(8.39)%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014(1)
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$26,513	$21,496
Other investment income	293	—
Total investment income	26,806	21,496
EXPENSES
Base management fee	2,952	2,364
Interest expense	2,986	2,627
Other investment related expenses	1,202	430
Compensation expense	367	327
Custody and other fees	428	408
Professional fees	716	641
Administration fees	339	293
Insurance expense	177	189
Directors' fees and expenses	74	73
Share-based LTIP expense	98	63
Total expenses	9,339	7,415
NET INVESTMENT INCOME	17,467	14,081
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	9,734	9,843
Financial derivatives, excluding currency forwards	(5,834)	1,700
Financial derivatives—currency forwards	5,796	(482)
Foreign currency transactions	733	347
	10,429	11,408
Change in net unrealized gain (loss) on:
Investments	693	(147)
Financial derivatives, excluding currency forwards	(2,644)	(2,602)
Financial derivatives—currency forwards	(1,465)	163
Foreign currency translation	(5,063)	(65)
	(8,479)	(2,651)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	1,950	8,757
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	19,417	22,838
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	156	203
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$19,261	$22,635
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.57	$0.88
(1) Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Three Month Period Ended March 31, 2015			Three Month Period Ended March 31, 2014
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2014 and 12/31/2013, respectively)	$782,155	$6,389	$788,544	$620,401	$5,648	$626,049
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			17,467			14,081
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			10,429			11,408
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(8,479)			(2,651)
Net increase in equity resulting from operations	19,261	156	19,417	22,635	203	22,838
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Shares issued in connection with incentive fee payment	—		—	309		309
Contributions from non-controlling interests		500	500		1,001	1,001
Dividends(1)	(22,022)	(137)	(22,159)	(19,907)	(163)	(20,070)
Distributions to non-controlling interests		(976)	(976)		(114)	(114)
Adjustment to non-controlling interest	—	—	—	(497)	497	—
Share-based LTIP awards	97	1	98	62	1	63
Net increase (decrease) in equity from transactions	(21,925)	(612)	(22,537)	(20,033)	1,222	(18,811)
Net increase (decrease) in equity	(2,664)	(456)	(3,120)	2,602	1,425	4,027
ENDING EQUITY (3/31/2015 and 3/31/2014, respectively)	$779,491	$5,933	$785,424	$623,003	$7,073	$630,076

(1)	For the three month periods ended March 31, 2015 and 2014, dividends totaling $0.65 and $0.77, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended
	March 31, 2015	March 31, 2014
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$19,417	$22,838
Cash flows provided by (used) in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	7,625	2,624
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(10,658)	(11,189)
Amortization of premiums and accretion of discounts (net)	3,499	(3,553)
Purchase of investments	(1,055,646)	(712,690)
Proceeds from disposition of investments	1,220,580	681,516
Proceeds from principal payments of investments	69,620	32,581
Proceeds from investments sold short	1,395,115	824,365
Repurchase of investments sold short	(1,499,316)	(865,138)
Payments made to open financial derivatives	(59,067)	(10,416)
Proceeds received to close financial derivatives	73,336	15,413
Proceeds received to open financial derivatives	23,555	6,309
Payments made to close financial derivatives	(51,273)	(25,711)
Shares issued in connection with incentive fee payment	—	309
Share-based LTIP expense	98	63
(Increase) decrease in assets:
Repurchase agreements	127,247	(1,913)
Receivable for securities sold	7,253	50,164
Due from brokers	34,202	13,708
Interest and principal receivable	4,976	31
Other assets	(549)	(147)
Increase (decrease) in liabilities:
Due to brokers	10,554	11,098
Payable for securities purchased	17,529	38,762
Accounts payable and accrued expenses	420	471
Incentive fee payable	—	(3,091)
Other liabilities	13	—
Interest and dividends payable	(366)	(65)
Base management fee payable	(10)	—
Net cash provided by operating activities	338,154	66,339

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Month Period Ended
	March 31, 2015	March 31, 2014
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	500	1,001
Dividends paid	(22,159)	(20,070)
Distributions to non-controlling interests	(976)	(114)
Principal payments on securitized debt	(88)	(24)
Reverse repurchase agreements, net of repayments	(273,321)	(60,259)
Net cash used in financing activities	(296,044)	(79,466)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,110	(13,127)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,140	183,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$156,250	$170,362
Supplemental disclosure of cash flow information:
Interest paid	$3,239	$2,693
Shares issued in connection with incentive fee payment (non-cash)	$—	$309
Share-based LTIP awards (non-cash)	$98	$63
Aggregate TBA trade activity (buys + sells) (non-cash)	$8,544,037	$6,215,156

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(UNAUDITED)
1. Organization and Investment Objective
Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99.4% owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of the Company's operations and business activities are conducted through the Operating Partnership. Ellington Financial LLC, the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
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
Ellington Financial Management LLC ("EFM" or the "Manager") is a registered investment adviser and a registered commodity pool operator that serves as the Manager to the Company pursuant to the terms of a management agreement (the "Management Agreement"). EFM is an affiliate of Ellington Management Group, L.L.C., an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Company's Board of Directors ("Board of Directors").
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). The Company has determined that it meets the definition of an investment company under ASC 946. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its subsidiaries. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, all material adjustments, considered necessary for a fair presentation of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are listed equities, exchange-traded derivatives, and cash and cash equivalents;

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, non-Agency mortgage-backed securities determined to have sufficiently observable market data, U.S. Treasury securities and certain sovereign debt, commonly traded derivatives, such as interest rate swaps, foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are RMBS, CMBS, ABS, and credit default swaps, or "CDS," on individual ABS, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, distressed corporate debt, non-listed equities, and private corporate equity investments.
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
For mortgage-backed securities, or "MBS," including To Be Announced MBS, or "TBAs," and other ABS, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Valuations for fixed rate MBS pass-throughs issued by a U.S. government agency or government-sponsored enterprise are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically designated as Level 2 assets, although Agency interest only and inverse interest only RMBS are currently designated as Level 3 assets since they generally have less price transparency. Non-Agency MBS and other ABS are generally classified as either Level 2 or Level 3 based on analysis of available market data such as recent trades, executable bids, and reported "market color." Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
For residential and commercial mortgage loans, consumer loans, and real estate owned properties, or "REO," management determines fair value by taking into account both external pricing data, when available, and internal pricing models. Non-performing mortgage loans and REO are typically valued based on management's estimates of the value of the underlying real estate, using various information including general economic data, broker price opinions, or "BPOs," recent sales, property appraisals, and bids. Performing mortgage loans and consumer loans are typically valued using discounted cash flows based on market assumptions. These assumptions typically include projected default and prepayment rates and loss severities, and may include adjustments based on appraisals and BPOs. Mortgage and consumer loans and REO properties are classified as Level 3 assets.
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
The Company's investments in distressed corporate debt are in the form of loans as well as total return swaps on loans. Valuations are typically based on prices of the underlying loans received from third-party pricing services. In determining the fair value of a distressed corporate debt investment, management may adjust the third-party prices received based on its good faith assessment of various factors relating to the debtor, such as the debtor's leverage ratio, an assessment of the debtor's ability to generate cash flow to service its debt, and the outlook for the debtor's overall industry, among other factors. These investments are designated as Level 3 assets. Investments in private operating entities, such as mortgage originators, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results, and in certain cases, where sufficient relevant data is not otherwise available, the original transaction price. These investments are also designated as Level 3 assets.
The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value. Repurchase agreements and reverse repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
The Company's valuation process, including the application of validation criteria, is overseen by the Manager's Valuation Committee ("Valuation Committee"). The Valuation Committee includes senior level executives from various departments within the Manager, and each quarter, the Valuation Committee reviews and approves the valuations of the Company's investments. The valuation process also includes a monthly review by the Company's third-party administrator. The goal of this review is to replicate various aspects of the Company's valuation process based on the Company's documented procedures.
Because of the inherent uncertainty of valuation, the estimated fair value of the Company's financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the Company's consolidated financial statements.
(C) Purchase and Sales of Investments and Investment Income: Purchases and sales of investments are generally recorded on trade date, and realized and unrealized gains and losses are calculated based on identified cost. The Company amortizes premiums and accretes discounts on its debt investments. Coupon interest income on fixed income investments is generally accrued based on the outstanding principal balance or notional amount and the current coupon interest rate.
For Agency RMBS and debt securities that are deemed to be of high credit quality at the time of purchase, premiums and discounts are amortized into interest income over the life of such securities using the effective interest method. For securities whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment is made to amortization to reflect the cumulative impact of the change in effective yield.
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
For certain groups of consumer loans that the Company considers as having sufficiently homogeneous characteristics, the Company aggregates such loans into pools, and accounts for each such pool as a single asset. The pool is then treated analogously to a debt security deemed not to be of high credit quality, in that (i) the aggregate premium or discount for the pool is amortized or accreted into interest income based on the pool's effective interest rate; (ii) the effective interest rate is determined based on the net expected cash flows of the pool, taking into account estimates of prepayments, defaults, and loss severities; and (iii) estimates are updated not less than quarterly and revised yields are prospectively applied.
In estimating future cash flows on the Company's debt investments, there are a number of assumptions that will be subject to significant uncertainties and contingencies, including, in the case of MBS, assumptions relating to prepayment rates, default rates, loan loss severities, and loan repurchases. These estimates require the use of a significant amount of judgment.
The Company receives dividend income on certain of its equity investments and rental income on certain of its REO properties. These items of income are included on the Consolidated Statement of Operations under the heading, "Other investment income."
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
Swaps: The Company may enter into various types of swaps, including interest rate swaps, credit default swaps, and total return swaps. The primary risk associated with the Company's interest rate swap activity is interest rate risk. The primary risk associated with the Company's credit default swaps is credit risk and the primary risks associated with the Company's total return swap activity are equity market risk and credit risk.
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

The Company enters into total return swaps in order to take a "long" or "short" position with respect to an underlying reference asset. The Company is subject to market price volatility of the underlying reference asset. A total return swap involves commitments to pay interest in exchange for a market-linked return based on a notional value. To the extent that the total return of the corporate debt, security, group of securities or index underlying the transaction exceeds or falls short of the offsetting interest obligation, the Company will receive a payment from or make a payment to the counterparty.
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
Futures Contracts: A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. The Company enters into Eurodollar and/or U.S. Treasury security futures contracts to hedge its interest rate risk. The Company may also enter into various other futures contracts, including equity index futures. Initial margin deposits are made upon entering into futures contracts and can be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
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
(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. The Company also enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. The Company accounts for reverse repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the reverse repurchase agreement, on the amount borrowed over the term of the reverse repurchase agreement. The interest rate on a reverse repurchase agreement or a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements reported on a net basis in the Company's consolidated financial statements. Reverse repurchase agreements are carried at their contractual amounts, which approximate fair value as the debt is short-term in nature.
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
The Company transacts in the forward settling TBA market. The Company typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The market value of the securities that the Company is required to purchase pursuant to a TBA transaction may decline below the agreed-upon purchase price. Conversely, the market value of the securities that the Company is required to sell pursuant to a TBA transaction may increase above the agreed upon sale price. As part of its TBA activities, the Company may "roll" its TBA positions, whereby the Company may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar, but not identical, securities at an agreed-upon price on a fixed date in a later month (with the later-month price typically lower than the earlier-month price). The Company accounts for its TBA transactions (including those related to TBA rolls) as purchases and sales.
(J) REO: When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company holds all REO at fair value.
(K) Investments in Operating Entities: The Company has made and may in the future make non-controlling investments in operating entities such as mortgage originators. Investments in such operating entities may be in the form of preferred and/or common equity, debt, or some other form of investment. The Company carries its investments in such entities at fair value.
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
(N) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties and consist of units convertible into the Company's common shares. Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests do not consist of units convertible into the Company's common shares. The Company adjusts the non-controlling interests owned by an affiliate of the Manager and certain related parties to align their carrying value with the share of total outstanding operating partnership units ("OP Units") issued by the Operating Partnership to the non-controlling interest. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 9 for further discussion of non-controlling interests.
(O) Dividends: Dividends payable by the Company are recorded on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(P) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease the total number of shares outstanding and issued.
(Q) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of LTIP units which are participating securities, by the weighted average number of common shares outstanding calculated including LTIP units. Because the Company's LTIP units are participating securities, they are included in the calculation of basic and diluted EPS. OP Units relating to a non-controlling interest are also participating securities and, accordingly, are included in the calculation of both basic and diluted EPS.
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
(S) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. As of March 31, 2015, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes.
The Company follows the provisions of ASC 740-10, Income Taxes ("ASC 740-10"), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2014, 2013, 2012, or 2011 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(T) Recent Accounting Pronouncements: In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). This amends ASC 860, Transfers and Servicing

("ASC 860"), to require disclosure of repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged under repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for interim and annual periods beginning after December 15, 2014. The adoption of ASC 860, as amended by ASU 2014-11 did not have a material impact on the Company's consolidated financial statements.
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
3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at March 31, 2015:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash and cash equivalents	$156,250	$—	$—	$156,250
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,142,107	$26,335	$1,168,442
U.S. Treasury securities	—	17,683	—	17,683
Private label residential mortgage-backed securities	—	287,644	169,371	457,015
Private label commercial mortgage-backed securities	—	—	52,214	52,214
Commercial mortgage loans	—	—	38,918	38,918
Residential mortgage loans	—	—	30,845	30,845
Other asset-backed securities and loans	—	—	123,620	123,620
Corporate debt	—	—	31,836	31,836
Real estate owned	—	—	9,070	9,070
Private corporate equity investments	—	—	21,300	21,300
Total investments, at fair value	—	1,447,434	503,509	1,950,943
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	10,809	10,809
Credit default swaps on corporate bond indices	—	50,536	—	50,536
Credit default swaps on asset-backed indices	—	2,661	—	2,661
Interest rate swaps	—	22,287	—	22,287
Total return swaps	—	1	118	119
Swaptions	—	2,212	—	2,212
Options	83	21	—	104
Futures	1,016	—	—	1,016
Warrants	—	—	100	100
Total financial derivatives–assets, at fair value	1,099	77,718	11,027	89,844

Description	Level 1	Level 2	Level 3	Total
Assets (continued):	(In thousands)
Repurchase agreements	$—	$44,754	$—	$44,754
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$1,099	$1,569,906	$514,536	$2,085,541
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(1,154,779)	$—	$(1,154,779)
Government debt	—	(41,103)	—	(41,103)
Total investments sold short, at fair value	—	(1,195,882)	—	(1,195,882)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(31,277)	—	(31,277)
Credit default swaps on corporate bonds	—	(1,139)	—	(1,139)
Credit default swaps on asset-backed indices	—	(5,970)	—	(5,970)
Credit default swaps on asset-backed securities	—	—	(239)	(239)
Interest rate swaps	—	(25,325)	—	(25,325)
Total return swaps	—	(18)	(307)	(325)
Options	—	(431)	—	(431)
Swaptions	—	(1,819)	—	(1,819)
Futures	(425)	—	—	(425)
Forwards	—	(717)	—	(717)
Total financial derivatives–liabilities, at fair value	(425)	(66,696)	(546)	(67,667)
Securitized debt(1)	—	—	(669)	(669)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(425)	$(1,262,578)	$(1,215)	$(1,264,218)

(1)
The asset subject to the resecuritization had a fair value of $2.1 million as of March 31, 2015, which is included on the Consolidated Schedule of Investments under Principal and Interest – Private Label Securities.

The Company's reverse repurchase agreements are carried at cost, which approximates fair value. These liabilities are classified as Level 2 liabilities based on the adequacy of the collateral and their short term nature.
There were no transfers of financial instruments between Level 1 and Level 2 during the three month period ended March 31, 2015.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$121,922	Market Quotes	Non Binding Third-Party Valuation	$1.81	$165.50	$70.23
Other asset-backed securities	90,593	Market Quotes	Non Binding Third-Party Valuation	$23.50	$134.00	$96.67
Private label residential mortgage-backed securities	46,780	Discounted Cash Flows	Yield	6.2%	18.3%	8.9%
			Projected Collateral Prepayments	20.5%	82.9%	49.3%
			Projected Collateral Losses	3.7%	33.3%	16.5%
			Projected Collateral Recoveries	0.0%	23.3%	10.4%
			Projected Collateral Scheduled Amortization	0.0%	57.5%	23.8%
						100.0%
Private label commercial mortgage-backed securities	17,718	Discounted Cash Flows	Yield	12.9%	49.5%	23.3%
			Projected Collateral Losses	0.0%	59.3%	6.6%
			Projected Collateral Recoveries	0.0%	40.7%	10.0%
			Projected Collateral Scheduled Amortization	0.0%	100.0%	83.4%
						100.0%
Corporate debt and non-exchange traded corporate equity	28,574	Market Quotes	Non Binding Third-Party Valuation	$12.40	$107.25	$84.53
Corporate debt and warrants	8,500	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
Other asset-backed securities and loans	33,027	Discounted Cash Flows	Yield	12.0%	17.4%	12.7%
			Projected Collateral Prepayments	0.0%	69.5%	34.9%
			Projected Collateral Losses	2.0%	18.9%	11.0%
			Projected Collateral Recoveries	0.0%	6.1%	2.6%
			Projected Collateral Scheduled Amortization	21.9%	81.1%	51.5%
						100.0%
Private label commercial mortgage-backed securities	34,496	Market Quotes	Non Binding Third-Party Valuation	$5.62	$103.25	$63.72
Performing commercial mortgage loans	29,441	Discounted Cash Flows	Yield	9.8%	55.2%	15.8%
Non-performing commercial mortgage loans	9,477	Discounted Cash Flows	Yield	9.2%	17.4%	13.4%
			Months to Resolution	4.7	6.0	5.4
Non-performing residential mortgage loan pools and real estate owned	39,915	Discounted Cash Flows	Yield	5.7%	12.0%	7.0%
			Months to Resolution	4.3	169.9	38.6
Agency interest only residential mortgage-backed securities	21,914	Market Quotes	Non Binding Third-Party Valuation	$3.46	$24.50	$10.69
Agency interest only residential mortgage-backed securities	4,421	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	98	614	389
			Projected Collateral Prepayments	52.6%	100.0%	84.6%
			Projected Collateral Scheduled Amortization	0.0%	47.4%	15.4%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Credit default swaps on asset-backed securities	10,570	Net Discounted Cash Flows	Projected Collateral Prepayments	26.4%	56.2%	32.3%
			Projected Collateral Losses	16.0%	37.0%	28.7%
			Projected Collateral Recoveries	7.3%	18.7%	12.9%
			Projected Collateral Scheduled Amortization	15.9%	31.1%	26.1%
						100.0%
Total return swaps	(189)	Market Quotes	Non Binding Third-Party Valuation (3)	$69.67	$99.75	$70.26
Non-exchange traded preferred equity investment in commercial mortgage-related private partnership	8,171	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
			Expected Holding Period (Months)	14	14	14
Non-exchange traded preferred and common equity investment in mortgage-related entities	7,991	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Includes securitized debt with a fair value of $0.7 million as of March 31, 2015.

(2)	Shown in basis points.

(3)	Represents valuations on underlying assets.
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

The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$114,140	$—	$—	$114,140
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,258,699	$31,385	$1,290,084
U.S. Treasury securities	—	1,636	—	1,636
Private label residential mortgage-backed securities	—	284,748	274,369	559,117
Private label commercial mortgage-backed securities	—	—	53,311	53,311
Commercial mortgage loans	—	—	28,309	28,309
Residential mortgage loans	—	—	27,482	27,482
Other asset-backed securities and loans	—	—	146,288	146,288
Corporate debt	—	—	42,708	42,708
Real estate owned	—	—	8,635	8,635
Private corporate equity investments	—	—	14,512	14,512
Total investments, at fair value	—	1,545,083	626,999	2,172,082
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	11,387	11,387
Credit default swaps on corporate bond indices	—	35,865	—	35,865
Credit default swaps on asset-backed indices	—	1,881	—	1,881
Interest rate swaps	—	28,654	—	28,654
Total return swaps	—	8	—	8
Swaptions	—	344	—	344
Options	—	645	—	645
Futures	261	—	—	261
Forwards	—	884	—	884
Warrants	—	—	100	100
Total financial derivatives–assets, at fair value	261	68,281	11,487	80,029
Repurchase agreements	—	172,001	—	172,001
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$261	$1,785,365	$638,486	$2,424,112
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(1,209,539)	$—	$(1,209,539)
Government debt	—	(55,315)	—	(55,315)
Common stock	(26,516)	—	—	(26,516)
Total investments sold short, at fair value	(26,516)	(1,264,854)	—	(1,291,370)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(28,588)	—	(28,588)
Credit default swaps on corporate bonds	—	(2,953)	—	(2,953)
Credit default swaps on asset-backed indices	—	(4,410)	—	(4,410)
Credit default swaps on asset-backed securities	—	—	(239)	(239)
Interest rate swaps	—	(29,405)	—	(29,405)
Total return swaps	—	(21)	—	(21)
Options	—	(146)	—	(146)

Description	Level 1	Level 2	Level 3	Total
Financial derivatives–liabilities, at fair value (continued)-
Swaptions	—	(137)	—	(137)
Futures	(81)	—	—	(81)
Forwards	—	(136)	—	(136)
Total financial derivatives–liabilities, at fair value	(81)	(65,796)	(239)	(66,116)
Securitized debt(1)	—	—	(774)	(774)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(26,597)	$(1,330,650)	$(1,013)	$(1,358,260)

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
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$201,373	Market Quotes	Non Binding Third-Party Valuation	$1.83	$119.58	$73.58
Other asset-backed securities	123,029	Market Quotes	Non Binding Third-Party Valuation	21.50	137.00	94.91
Private label residential mortgage-backed securities	72,222	Discounted Cash Flows	Yield	3.0%	13.6%	7.0%
			Projected Collateral Prepayments	6.7%	100.0%	45.6%
			Projected Collateral Losses	0.0%	44.5%	11.3%
			Projected Collateral Recoveries	0.0%	22.4%	8.0%
			Projected Collateral Scheduled Amortization	0.0%	86.4%	35.1%
						100.0%
Private label commercial mortgage-backed securities	12,392	Discounted Cash Flows	Yield	12.0%	51.1%	23.7%
			Projected Collateral Losses	0.1%	2.5%	0.7%
			Projected Collateral Recoveries	0.9%	13.5%	6.2%
			Projected Collateral Scheduled Amortization	85.3%	99.0%	93.1%
						100.0%
Corporate debt, non-exchange traded corporate equity, and warrants	45,668	Discounted Cash Flows	Yield	7.5%	24.3%	13.3%
			Non Binding Third-Party Valuation	73.00	108.00	95.08
Other asset-backed securities and loans	23,259	Discounted Cash Flows	Yield	0.0%	14.4%	9.1%
			Projected Collateral Prepayments	62.7%	62.7%	62.7%
			Projected Collateral Losses	4.0%	4.0%	4.0%
			Projected Collateral Recoveries	1.7%	1.7%	1.7%
			Projected Collateral Scheduled Amortization	31.6%	31.6%	31.6%
						100.0%

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Private label commercial mortgage-backed securities	40,919	Market Quotes	Non Binding Third-Party Valuation	$5.62	$103.25	$66.56
Performing commercial mortgage loans	21,328	Discounted Cash Flows	Yield	9.2%	13.1%	10.3%
Non-performing commercial mortgage loans	6,981	Discounted Cash Flows	Yield	15.3%	20.1%	16.4%
			Months to Resolution	0.5	10.5	8.2
Non-performing residential mortgage loan pools and real estate owned	36,117	Discounted Cash Flows	Yield	6.1%	12.0%	7.3%
			Months to Resolution	4.1	79.1	24.6
Agency interest only residential mortgage-backed securities	22,928	Market Quotes	Non Binding Third-Party Valuation	$3.62	$24.86	$11.38
Agency interest only residential mortgage-backed securities	8,457	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	(154)	1,796	359
			Projected Collateral Prepayments	50.2%	100.0%	75.5%
			Projected Collateral Scheduled Amortization	0.0%	49.8%	24.5%
						100.0%
Credit default swaps on asset-backed securities	11,148	Net Discounted Cash Flows	Projected Collateral Prepayments	17.8%	55.8%	32.5%
			Projected Collateral Losses	16.5%	37.7%	29.7%
			Projected Collateral Recoveries	7.7%	18.5%	12.8%
			Projected Collateral Scheduled Amortization	15.9%	43.4%	25.0%
						100.0%
Non-exchange traded preferred equity investment in commercial mortgage-related private partnership	6,241	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
			Expected Holding Period (Months)	17	17	17
Non-exchange traded preferred and common equity investment in mortgage-related entities	5,411	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Includes securitized debt with a fair value of $0.8 million as of December 31, 2014.

(2)	Shown in basis points.
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
The tables below include a roll-forward of the Company's financial instruments for the three month periods ended March 31, 2015 and 2014 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended March 31, 2015

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$31,385	$(2,006)	$471	$(96)	$1,190	$(4,609)	$—	$—	$26,335
Private label residential mortgage-backed securities	274,369	2,388	1,206	3,062	6,633	(39,423)	23,221	(102,085)	169,371
Private label commercial mortgage-backed securities	53,311	1,372	614	(1,900)	15,594	(16,777)	—	—	52,214
Commercial mortgage loans	28,309	539	—	17	24,291	(14,238)	—	—	38,918
Residential mortgage loans	27,482	443	242	144	5,976	(3,442)	—	—	30,845
Other asset-backed securities and loans	146,288	(6,340)	772	(1,154)	26,534	(42,480)	—	—	123,620
Corporate debt	42,708	31	186	(580)	11,605	(22,114)	—	—	31,836
Real estate owned	8,635	—	84	537	2,471	(2,657)	—	—	9,070
Private corporate equity investments	14,512	—	—	230	6,572	(14)	—	—	21,300
Total investments, at fair value	626,999	(3,573)	3,575	260	100,866	(145,754)	23,221	(102,085)	503,509
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	11,387	—	401	(355)	22	(646)	—	—	10,809
Total return swaps	—	—	—	118	—	—	—	—	118
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	11,487	—	401	(237)	22	(646)	—	—	11,027
Total investments and financial derivatives–assets, at fair value	$638,486	$(3,573)	$3,976	$23	$100,888	$(146,400)	$23,221	$(102,085)	$514,536
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(239)	$—	$(19)	$—	$—	$19	$—	$—	$(239)
Total return swaps	—	—	—	(307)	—	—	—	—	(307)
Total financial derivatives– liabilities, at fair value	(239)	—	(19)	(307)	—	19	—	—	(546)
Securitized debt:
Securitized debt	(774)	(2)	—	19	88	—	—	—	(669)
Total securitized debt	(774)	(2)	—	19	88	—	—	—	(669)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,013)	$(2)	$(19)	$(288)	$88	$19	$—	$—	$(1,215)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2015. For Level 3 financial instruments held by the Company at March 31, 2015, change in net unrealized gain (loss) of $(3.2) million, $(0.2) million, $(0.3) million, and $19.0 thousand, for the three month period ended March 31, 2015 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
As of March 31, 2015, the Company transferred $102.1 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, as of March 31, 2015, the Company transferred $23.2 million of non-Agency RMBS from Level 2 to Level 3. Since year end, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.

Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended March 31, 2014

(In thousands)	Ending Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$40,504	$(2,289)	$35	$751	$2,554	$(180)	$—	$—	$41,375
Private label residential mortgage-backed securities	580,772	5,385	23,460	(12,852)	89,585	(196,267)	—	—	490,083
Private label commercial mortgage-backed securities	32,994	205	872	1,515	37,769	(40,710)	—	—	32,645
Commercial mortgage loans	23,887	563	2	(460)	20,023	(10)	—	—	44,005
Residential mortgage loans	24,062	—	18	(260)	—	(254)	—	—	23,566
Other asset-backed securities	38,069	159	(97)	548	13,887	(5,108)	—	—	47,458
Real estate owned	—	—	—	(4)	101	—	—	—	97
Total investments, at fair value	740,288	4,023	24,290	(10,762)	163,919	(242,529)	—	—	679,229
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	16,646	—	1,190	(1,210)	39	(1,491)	—	—	15,174
Total financial derivatives– assets, at fair value	16,646	—	1,190	(1,210)	39	(1,491)	—	—	15,174
Total investments and financial derivatives–assets, at fair value	$756,934	$4,023	$25,480	$(11,972)	$163,958	$(244,020)	$—	$—	$694,403
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(19)	$—	$—	$19	$—	$—	$(350)
Total financial derivatives– liabilities, at fair value	(350)	—	(19)	—	—	19	—	—	(350)
Securitized debt:
Securitized debt	(983)	(7)	—	(17)	24	—	—	—	(983)
Total securitized debt	(983)	(7)	—	(17)	24	—	—	—	(983)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(7)	$(19)	$(17)	$24	$19	$—	$—	$(1,333)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2014. For Level 3 financial instruments held by the Company at March 31, 2014, change in net unrealized gain (loss) of $2.3 million, $(1.2) million, and $(17.0) thousand for the three month period ended March 31, 2014 relate to investments, financial derivatives–assets, and securitized debt, respectively.
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
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The fair value of the Company's positions in long TBA contracts are reflected on the Consolidated Condensed Schedule of Investments under TBA–Fixed Rate Agency Securities and the fair value of the Company's positions in TBA contracts sold short are reflected on the Consolidated Condensed Schedule of Investments under TBA–Fixed Rate Agency Securities Sold Short. The payables and receivables related to the Company's TBA securities are included on the Consolidated Statement of Assets, Liabilities, and Equity in Payable for securities purchased and Receivable for securities sold, respectively.
The below table details TBA assets, liabilities, and the respective related payables and receivables as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $26,990 and $71,598, respectively)	$27,590	$72,410
Receivable for securities sold relating to unsettled TBA sales	1,150,060	1,205,779
Liabilities:
TBA securities sold short, at fair value (Current principal: -$1,083,180 and -$1,135,218, respectively)	$(1,154,779)	$(1,209,539)
Payable for securities purchased relating to unsettled TBA purchases	(29,110)	(71,832)
Net short TBA securities, at fair value	(1,127,189)	(1,137,129)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three month periods ended March 31, 2015 and 2014 are summarized in the tables below:
Three Month Period Ended March 31, 2015:

Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss) for the Three Month Period Ended March 31, 2015	Change in Net Unrealized Gain/(Loss) for the Three Month Period Ended March 31, 2015(1)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$401	$(355)
Credit default swaps on asset-backed indices	Credit	226	(1,252)
Credit default swaps on corporate bond indices	Credit	(3,014)	828
Total return swaps	Equity Market/Credit	1,810	110
Interest rate swaps	Interest Rates	19,460	(6,987)
Futures	Interest Rates	2,398	824
Forwards	Currency	7,285	(884)
Other	Credit/ Interest Rates	(3,260)	560
		25,306	(7,156)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(19)	—
Credit default swaps on asset-backed indices	Credit	145	206
Credit default swaps on corporate bond indices	Credit	2,124	(2,656)
Credit default swaps on corporate bonds	Credit	(668)	485
Total return swaps	Equity Market/Credit	(458)	(304)
Interest rate swaps	Interest Rates	(25,197)	4,321
Futures	Interest Rates/Equity Market	(32)	(411)
Forwards	Currency	(1,489)	(581)
Other	Credit/ Interest Rates	250	948
		(25,344)	2,008
Total		$(38)	$(5,148)

(1)
Includes foreign currency translation on derivatives in the amount of $1.0 million which is shown on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Three Month Period Ended March 31, 2014:

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
The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three month period ended March 31, 2015 and the year ended December 31, 2014:

Derivative Type	Three Month Period Ended March 31, 2015	Year Ended December 31, 2014
	(In thousands)
Interest rate swaps	$2,989,926	$2,227,315
Credit default swaps	712,197	552,411
Total return swaps	115,026	55,108
Futures	1,137,642	738,830
Options	859,413	926,369
Forwards	61,478	42,143
Warrants	1,554	120
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2015 and December 31, 2014, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at March 31, 2015 and December 31, 2014, are summarized below:

Credit Derivatives	Amount at March 31, 2015	Amount at December 31, 2014
(In thousands)
Fair Value of Written Credit Derivatives, Net	$41,823	$27,741
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(3,264)	$(3,287)
Notional Amount of Written Credit Derivatives (2)	$(373,535)	$(341,014)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$49,638	$54,874

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at both March 31, 2015 and December 31, 2014, periodic payment rates ranged between 15 and 500 basis points. Total net up-front payments received relating to written credit derivatives outstanding at March 31, 2015 and December 31, 2014 were $41.1 million and $28.9 million, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with sixteen counterparties as of both March 31, 2015 and December 31, 2014.
At March 31, 2015, approximately 37% of open reverse repurchase agreements were with two counterparties. At December 31, 2014, approximately 23% of open reverse repurchase agreements were with one counterparty. As of March 31, 2015 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 1 to 541 days and from 2 to 631 days as of December 31, 2014. Interest rates on the Company's open reverse repurchase agreements ranged from (0.22)% to 2.43% as of March 31, 2015 and from (1.50)% to 2.42% as of December 31, 2014. The negative interest rates at March 31, 2015 and December 31, 2014 were related to reverse repurchase agreements on U.S. Treasury securities.
The following table details the Company's outstanding borrowings under reverse repurchase agreements by remaining maturity as of March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
30 Days or Less	$503,021	0.41%	16	$715,194	0.22%	14
31-60 Days	336,857	0.67%	45	322,874	0.52%	44
61-90 Days	281,189	0.52%	73	289,276	0.52%	71
91-120 Days	22,413	0.56%	105	—	—%	—
121-150 Days	—	—%	—	21,236	2.03%	139
151-180 Days	87,741	1.11%	164	123,484	1.25%	162
181-360 Days	23,503	0.47%	227	47,768	0.85%	274
>360 Days	141,388	2.43%	541	149,601	2.41%	631
	$1,396,112	0.75%	102	$1,669,433	0.65%	105
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are reverse repurchase agreements that the Company may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end in the amount of $13.9 million and $50.1 million as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015 and December 31, 2014, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.62 billion and $1.93 billion, respectively. Collateral transferred under outstanding borrowings as of March 31, 2015 include investments in the amount of $35.9 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $14.0 million and additional securities with a fair value of $2.5 million as of March 31, 2015 as a result of margin calls from various counterparties. Collateral transferred under outstanding borrowings as of December 31, 2014 include investments in the amount of $145.5 million that were sold prior to period end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $14.2 million and additional securities with a fair value of $12.5 million as of December 31, 2014 as a result of margin calls from various counterparties.
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
Summary information—For the three month periods ended March 31, 2015 and 2014, the total base management fee incurred was $3.0 million and $2.4 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2015 there was no Loss Carryforward.
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
Summary information—The Company did not incur any expense for incentive fees for the three month periods ended March 31, 2015 and 2014.
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
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for both the three month periods ended March 31, 2015 and 2014 was $0.1 million.

Detailed below is a roll-forward of the Company's LTIP units outstanding for the three month periods ended March 31, 2015 and 2014:

	Three Month Period Ended March 31, 2015			Three Month Period Ended March 31, 2014
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2014 and 12/31/2013, respectively)	375,000	54,314	429,314	375,000	36,052	411,052
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (3/31/2015 and 3/31/2014, respectively)	375,000	54,314	429,314	375,000	36,052	411,052
LTIP Units Vested and Outstanding (3/31/2015 and 3/31/2014, respectively)	375,000	29,859	404,859	375,000	20,314	395,314
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of March 31, 2015, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain distressed commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2015 these joint venture partners' interests in subsidiaries of the Company were $1.1 million, representing an approximately 5% interest in such subsidiaries.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the three month periods ended March 31, 2015 and 2014, the Board of Directors authorized dividends totaling $0.65 per share and $0.77 per share, respectively. Total dividends paid during the three month periods ended March 31, 2015 and 2014 were $22.2 million and $20.1 million, respectively.
Detailed below is a roll-forward of the Company's common shares outstanding for the three month periods ended March 31, 2015 and 2014:

	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
Common Shares Outstanding (12/31/2014 and 12/31/2013, respectively)	33,449,678	25,428,186
Share Activity:
Shares issued in connection with incentive fee payment	—	13,564
Common Shares Outstanding (3/31/2015 and 3/31/2014, respectively)	33,449,678	25,441,750

If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of March 31, 2015 and 2014, the Company's issued and outstanding common shares would increase to 34,090,992 and 26,064,802 shares, respectively.
On August 4, 2011, the Company's Board of Directors approved the adoption of a $10 million share repurchase program. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price, and the Company's financial performance, among other considerations. As of March 31, 2015, the Company has repurchased 217,619 shares under its current share repurchase program at an aggregate cost of $4.5 million, or at an average per share price of $20.59.
11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended March 31,
	2015	2014
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$19,261	$22,635
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	120	185
Net increase in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	19,381	22,820
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	19,017	22,275
Net increase in shareholders' equity resulting from operations– LTIP units	244	360
Dividends Paid(2):
Common shareholders	(21,743)	(19,590)
LTIP unit holders	(279)	(317)
Non-controlling interest	(137)	(163)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(22,159)	(20,070)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(2,726)	2,685
LTIP unit holders	(35)	43
Non-controlling interest	(17)	22
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(2,778)	$2,750
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	33,449,678	23,435,571
Weighted average participating LTIP units	429,314	411,052
Weighted average non-controlling interest units	212,000	212,000
Basic earnings per common share:
Distributed	$0.65	$0.77
Undistributed (Distributed in excess of)	(0.08)	0.11
	$0.57	$0.88
Diluted earnings per common share:
Distributed	$0.65	$0.77
Undistributed (Distributed in excess of)	(0.08)	0.11
	$0.57	$0.88

(1)
For the three month periods ended March 31, 2015 and 2014, excludes net increase in equity resulting from operations of $36.0 thousand and $18.0 thousand, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.

12. Counterparty Risk
As of March 31, 2015, investments with an aggregate value of approximately $1.63 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $35.9 million that were sold prior to period end but for which such sale had not yet settled as of March 31, 2015.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.63 billion in collateral for various reverse repurchase agreements as of March 31, 2015. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $224.8 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	19%
Deutsche Bank	16%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of March 31, 2015:

Dealer	% of Total Due from Brokers
Morgan Stanley	24%
J.P. Morgan Securities Inc.	24%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of March 31, 2015:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	35%
Citigroup	20%
In addition the Company held cash and cash equivalents of $156.3 million and $114.1 million as of March 31, 2015 and December 31, 2014, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	March 31, 2015	December 31, 2014
Bank of New York Mellon Corporation	67%	11%
BlackRock Liquidity TempFund	32%	88%
US Bank	1%	1%
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

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2015 and December 31, 2014. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$89,844	$(44,608)	$—	$(24,765)	$20,471
Repurchase agreements	44,754	(44,754)	—	—	—
Liabilities
Financial derivatives–liabilities	(67,667)	44,608	—	18,005	(5,054)
Reverse repurchase agreements	(1,396,112)	44,754	1,337,332	14,026	—
December 31, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$80,029	$(40,671)	$—	$(5,578)	$33,780
Repurchase agreements	172,001	(172,001)	—	—	—
Liabilities
Financial derivatives–liabilities	(66,116)	26,758	—	17,393	(21,965)
Reverse repurchase agreements	(1,669,433)	172,001	1,483,187	14,245	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of March 31, 2015 and December 31, 2014 were $1.63 billion and $1.94 billion, respectively. As of March 31, 2015 and December 31, 2014, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $17.6 million and $22.7 million, respectively. As of March 31, 2015 and December 31, 2014, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $40.3 million and $23.2 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2015 and December 31, 2014.

The Company has entered into a purchase agreement whereby it has committed to purchase newly issued consumer loans originated by a third party over a term that expires in November 2015. As of March 31, 2015, the Company's remaining purchase commitment in connection with the purchase agreement is $46.3 million in total principal balance.
Commitments and Contingencies Related to Investments in Mortgage Originators
As of March 31, 2015, the Company had non-controlling investments in three mortgage originators. In connection with its investments, the Company has outstanding commitments and contingencies as described below.
The Company has a commitment related to a mortgage originator in which the Company owns a subordinated debt interest. The Company has committed to make up to $4.0 million of additional subordinated debt investments subject to the satisfaction of certain requirements by the borrower and to the extent the borrower requests to increase its borrowings. The borrower can request up to $2.0 million on or before December 31, 2015 and the remaining $2.0 million on or before June 12, 2016.
In connection with its interest in a second mortgage originator, the Company has entered into an agreement whereby it guarantees the performance of the mortgage originator under a warehouse facility. As of March 31, 2015, the Company's maximum guarantee was $2.5 million.
In March 2015, the Company made an initial investment in a third mortgage originator in the form of preferred and common stock. In addition, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions.
15. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
Beginning Shareholders' Equity Per Share (12/31/2014 and 12/31/2013, respectively)	$23.38	$24.40
Net Investment Income	0.52	0.55
Net Realized/Unrealized Gains (Losses)	0.06	0.35
Results of Operations Attributable to Equity	0.58	0.90
Less: Results of Operations Attributable to Non-controlling Interests	—	(0.01)
Results of Operations Attributable to Shareholders' Equity(1)	0.58	0.89
Dividends Paid to Common Shareholders	(0.65)	(0.77)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.02)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	—	(0.01)
Ending Shareholders' Equity Per Share (3/31/2015 and 3/31/2014, respectively)(3)	$23.30	$24.49
Shares Outstanding, end of period	33,449,678	25,441,750

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of March 31, 2015 and 2014, shareholders' equity per share would be $23.01 and $24.10, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
Total Return	2.47%	3.56%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Additionally as a supplement to the above table, the Company also measures its total return assuming all convertible units were converted into common shares at their respective issuance dates. LTIP and OP Units outstanding at March 31, 2015 totaled 641,314 and represent 1.88% of total common shares and convertible units outstanding. LTIP and OP Units outstanding at March 31, 2014 totaled 623,052 and represent 2.39% of total common shares and convertible units outstanding. On that basis, the Company's total return for the three month period ended March 31, 2015 and March 31, 2014, were 2.51% and 3.69%, respectively.
Market Based Total Return for a Shareholder:
For the three month periods ended March 31, 2015 and 2014, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 2.96% and 8.44%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
Net Investment Income (2)	8.92%	9.07%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended March 31, 2015	Three Month Period Ended March 31, 2014
Operating expenses, before interest expense and other investment related expenses	(2.63)%	(2.81)%
Interest expense and other investment related expenses	(2.14)%	(1.97)%
Total Expenses	(4.77)%	(4.78)%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
17. Subsequent Events
On May 4, 2015, the Company's Board of Directors approved a dividend for the first quarter of 2015 in the amount of $0.65 per share payable on June 15, 2015 to shareholders of record as of June 1, 2015.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; the availability and costs of financing to fund our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Executive Summary
We are a specialty finance company that primarily acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," residential mortgage loans, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, real property and mortgage-related derivatives. We also invest in corporate debt and equity securities, collateralized loan obligations, or "CLOs," consumer loans and asset-backed securities, or "ABS," backed by consumer and commercial assets, non-mortgage-related derivatives, and other financial assets. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 20-year history of investing in a broad spectrum of MBS and related derivatives.
We conduct all of our operations and business activities through the Operating Partnership. As of March 31, 2015, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through March 31, 2015, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium- term. However, while we believe opportunities in U.S. mortgage-backed securities, or "MBS," remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; consumer loans and ABS backed by consumer loans; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and distressed corporate debt. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our non-Agency portfolio. We believe that Ellington's proprietary research and analytics allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our non-Agency strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2015, we financed our asset purchases almost exclusively through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. Although we currently have a de minimis amount of securitized debt outstanding, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
As of March 31, 2015, outstanding borrowings under reverse repos and securitized debt were $1.4 billion and our debt-to-equity ratio was 1.78 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of March 31, 2015, approximately 77.3%, or $1.1 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, other ABS, and U.S. Treasury securities.
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
As of March 31, 2015, our diluted book value per share was $23.01 as compared to $23.09 as of December 31, 2014.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market include the following:

•
Federal Reserve and U.S. Monetary Policy—Given the relative strength in the U.S. economy, the Federal Reserve has shifted its focus from quantitative easing to monitoring the economy for signs of when it should begin increasing its target interest rate;

•
Global Monetary Policy—As a result of the implementation of quantitative easing measures by various foreign governments, global interest rates and government bond yields fell, which in turn put downward pressure on longer term U.S. Treasury yields;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2015 showed that the pace of home price appreciation remained relatively low; meanwhile the Freddie Mac survey 30-year mortgage rate ended the first quarter of 2015 at 3.70% after dropping as low as 3.59% in early February, down from 3.87% at the end of 2014;

•
Government Sponsored Enterprise, or "GSE,"and Government Agency Developments—In early 2015, the Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—Against the backdrop of increased market volatility during the first three months of 2015, credit spreads on non-Agency RMBS generally tightened or held firm. CMBS credit spreads also generally tightened during the quarter. We continued to ramp up our purchases of U.S. consumer loans and we remained active in CLOs, residential and commercial loans, and European non-dollar denominated MBS and ABS. We also made an investment in a third mortgage originator. In response to declining mortgage rates, prepayment activity increased during the quarter and specified pools of Agency RMBS performed well relative to their generic-pool counterparts.
Federal Reserve and U.S. Monetary Policy
In its April 2015 statement, the Federal Open Market Committee, or "FOMC," maintained the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it will be appropriate to raise the target rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move to its 2% inflation objective over the medium term. The FOMC also indicated that, despite a slowdown in economic growth during the first quarter, it continues to expect that, with appropriate policy accommodation, economic activity will expand at a moderate pace. Currently, the FOMC anticipates that economic conditions may warrant keeping the target rate below normal long-run levels for "some time," even once employment and inflation have reached levels consistent with the Federal Reserve's mandate.
Since the Federal Reserve's initial announcement in December 2013 that it would begin reducing its monthly purchases of Agency RMBS and U.S. Treasury securities, long-term interest rates have generally declined. As of March 31, 2015, the 10-year U.S. Treasury yield was 1.92% as compared to 2.17% as of December 31, 2014. Prices of Agency RMBS have also rallied since the Federal Reserve's initial taper announcement. For example, the price of TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, was 105.09 as of March 31, 2015, as compared to 99.34 as of December 31, 2013.
Notwithstanding the drop in interest rates since the Federal Reserve's initial taper announcement, we believe that there remains substantial risk that interest rates could begin to rise again, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments. Additionally, the Federal Reserve has not yet provided significant guidance regarding its expected timeline to curtail the reinvestment of principal payments from its holdings into new asset purchases. Monthly purchases under this program currently total approximately $30 billion. Uncertainty around the tapering of Federal Reserve reinvestments poses an additional risk to the Agency RMBS market.
Global Monetary Policy
Beginning in late 2014 and continuing through the first quarter of 2015, a number of central banks worldwide instituted or significantly expanded quantitative easing, or "QE," programs. On January 22, 2015, the European Central Bank, or "ECB," announced a substantial expansion of its QE program, introducing a €60 billion per month bond buying program in an effort to combat deflation pressures. The program began on March 9, 2015 and is expected to continue until at least September 2016. Similarly, the Bank of Japan announced in October 2014 that it would greatly expand its already substantial QE program, raising it asset purchase program from ¥60 to ¥70 trillion per year to ¥80 trillion per year. On April 19, 2015 the People's Bank of China announced a sharp reduction in the reserve requirement ratio for banks, the second reduction this year and the largest such reduction since 2009. This move followed the first benchmark interest rate cuts by the bank in over two years, which were announced in November 2014 and February 2015.
As a result of these actions, non- U.S. interest rates and government bond yields fell, which contributed to the downward pressure on longer term U.S. Treasury yields. Additionally, easing monetary policy in countries with which the U.S. trades generally results in foreign currency devaluation thereby reducing U.S. inflation by lowering the prices of imported goods.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its February and January 2015 National Foreclosure Reports:

	As of
Number of Units (In thousands)	February 2015	November 2014	February 2014
Seriously Delinquent Mortgages(1)	1,530	1,592	1,897
Foreclosure Inventory	553	571	761
(1) Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	March 2015	December 2014
Single-family(1)	636	705
Multi-family(1)	321	342
(1) Shown in thousands of units.
Source: U.S. Census Bureau
As of March 2015, on a period-over-period basis, single-family housing starts decreased by 9.8% during the trailing three months, while multi-family housing starts declined by approximately 6.1% during the same period. Even though home prices have recovered meaningfully over the last few years, this recovery has not translated into notable growth in single-family housing starts, although poor weather may have negatively impacted housing starts during the first quarter of 2015.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2015 showed that, on average, home prices had increased from November 2014 by 0.5% for both its 10- and 20-City Composites, respectively. Home price appreciation has been relatively modest in 2014 and early 2015, following strong appreciation in 2013. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their autumn 2004 levels for both the 10- and 20-City Composites. Finally, as indicated in the table above, as of February 2015, the national inventory of foreclosed homes fell to 553,000 units, a 27% decline when compared to February 2014; this represented the fortieth consecutive month with a year-over-year decline and the lowest level since March 2008. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on multiple listing services.
The Freddie Mac survey 30-year fixed mortgage rate ended the first quarter at 3.70%, a 17-basis point decline since year end. The Refinance Index published by the Mortgage Bankers Association, or "MBA," increased considerably on a seasonally adjusted basis during the first quarter of 2015, after remaining essentially flat during 2014. The index spiked significantly in January 2015, peaking on January 16th at almost 90% above its average 2014 level. While the index declined during February and March of 2015, it remained considerably higher than it had been in 2014. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, was also essentially flat over 2014 on a seasonally adjusted basis, but has been consistently higher in 2015, peaking on January 16th at 55% above its average 2014 level.

The table below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period from September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, following September 2013 and through April 2015, there has been a decoupling of these two time series. As the figure below shows, by April 2015 the MBA Refinance Index was meaningfully lower than one might have expected given the nearly linear relationship that had existed between the two indices from September 2012 to September 2013. However, the increases in refinancings in October 2014 and January 2015 clearly reflect the decline in average mortgage rates during the same periods.

MBA Refinance Index (Application Volume)
Freddie Mac Survey 30-Year Mortgage Rate (inverted)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
3.0
3.2
3.4
3.6
3.8
4.0
4.2
4.4
4.6
4.8
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Jan-14
Mar-14
May-14
Jul-14
Sep-14
Nov-14
Jan-15
Mar-15
MBA Refinance Index
Freddie Mac Survey 30-Year Mortgage Rate

While the number of refinancing applications has been consistently low relative to interest rates since September 2013, the table below illustrates that the average refinanced loan size has steadily increased over that same time period, with a 32.0% increase from September 2013 through April 2015. In the October 2014 and January 2015 refinancing spikes, average refinanced loan size also spiked significantly. These trends suggest strongly that higher balance loans are becoming increasingly more prepayment sensitive relative to lower balance loans.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index (Application Volume)
300
280
260
240
220
200
180
Average Refinanced Loan Size ($ thousands, trailing 4-week average)
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Jan-14
Mar-14
May-14
Jul-14
Sep-14
Nov-14
Jan-15
Mar-15
MBA Refinance Index
Average Refinanced Loan Size (Trailing 4-Week Average)

On April 3, 2015, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of March 2015, the U.S. unemployment rate remained at 5.5%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which slowed down in March after having been relatively robust in recent months. The BLS reported that non-farm payrolls rose by 126,000 during March, ending a one-year streak of employment gains above 200,000 per month. We believe that this decline was likely attributable in part to adverse weather and a stronger dollar restraining U.S. exports. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that, notwithstanding March's relatively lackluster payroll report, current levels of unemployment and job creation do not represent an impediment to a continuing housing recovery. However, the continued recovery of the housing market, while supported by still-historically-low mortgage rates and the improvement in home prices, faces a number of potential headwinds. These include volatility in interest rates, the sluggish rate of growth in housing starts and new loan origination due to still-tight credit standards, and the uneven pace of the recovery of the U.S. economy.
GSE and Government Agency Developments
On January 7, 2015, President Obama announced a reduction in Federal Housing Administration, or "FHA," mortgage insurance premiums, or "MIPs," to 85 basis points from 135 basis points, effective January 26, 2015. This essentially reduces FHA loan rates for impacted borrowers by 50 basis points. The reduction in MIPs has resulted in an increase in refinancings, particularly for recent vintage, low FICO and high loan-to-value, or "LTV," FHA loans. Increased media focus on historically low mortgage rates may have also contributed to the January spike in refinancings and increased prepayment risk for both Agency and non-Agency mortgages.
On January 27, 2015, Mel Watt, Director of the FHFA, testified before the U.S. House of Representatives Committee on Financial Services regarding the FHFA's progress in 2014 and the 2015 Scorecard for Fannie Mae, Freddie Mac, and Common Securitization Solutions, or "the 2015 Scorecard," released in January 2015. The 2015 Scorecard builds on the strategic objectives and priorities that the FHFA outlined in 2014. During 2014, the FHFA announced significant changes to the GSE's representation and warranty framework, including: dramatically shortening the good payment history periods for representation and warranty relief; offering alternatives to loan repurchases when mortgage insurance is rescinded; and clarifying the criteria for the "life-of-loan exclusions" that enable the GSEs to force repurchases on account of fraud or non-compliance even after the representation and warranty relief period has expired. Watt stated that the FHFA expects to finalize its improvements to the GSE's representation and warranty framework in 2015. To increase credit availability, Watt announced in October 2014 that the GSEs would increase maximum LTV ratios from 95% to 97%, with the goal of responsibly expanding credit to lower-down payment borrowers. Further detail provided in December 2014 indicated that the program will target fixed-rate loans to low to middle income borrowers, focusing on first-time homebuyers and requiring borrowers to be owner-occupants. The program began in December 2014 for Fannie Mae and in March 2015 for Freddie Mac. Credit risk transfers to private investors, which increase private capital flows to the mortgage sector while reducing taxpayer risk, are planned to grow to $150 billion and $120 billion for Fannie Mae and Freddie Mac, respectively, subject to market conditions, a significant increase from the $90 billion of transfers that each Agency was required to meet in 2014. The FHFA continues to work with Fannie Mae and Freddie Mac to build a Common Securitization Platform to be utilized by both agencies, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly. While this is a multiyear initiative, the FHFA expects to finalize the single security structure in 2015.
On March 2, 2015, the FHFA announced the implementation of new rules applicable to the sales of non-performing loans, or "NPLs," by Freddie Mac and Fannie Mae, in an effort to ensure that these loans are sold to capable mortgage servicers. These new rules were based on two pilot sales of NPLs by Freddie Mac in August 2014 and February 2015. Following this announcement, Freddie Mac executed its largest-ever sale of severely delinquent loans, accepting bids for loans totaling $985 million in unpaid principal balance. On April 8, 2015, Fannie Mae began marketing its first large sale of NPLs, with a pool totaling $786 million in unpaid principal balance.
On April 17, 2015, the FHFA announced that it would not change the general level of guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac originations, but that it would make certain minor and targeted fee adjustments, including removing the 25 basis point adverse market change established in 2008, and applying small, targeted fee increases to a subset of Fannie Mae and Freddie Mac loans. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loans against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to replace the GSEs.
To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. There have been several proposals offered by members of Congress, including the Corker-Warner bill introduced in June 2013, the Johnson-Crapo bill introduced in March 2014, and the Partnership to Strengthen Homeownership Act, which was introduced in July 2014. Though it appears unlikely that any of these bills will be passed in its current form, features may be incorporated into future proposals.
Portfolio Overview and Outlook
Non-Agency
As of March 31, 2015, the value of our long non-Agency portfolio was $764.8 million, as compared to $880.4 million as of December 31, 2014, representing a decrease of approximately 13%. The decline over the course of the quarter in the size of our non-Agency portfolio was primarily related to sales of our non-Agency RMBS, in anticipation of deploying the proceeds in several of our other non-Agency asset classes.
During the first quarter, non-Agency RMBS continued to exhibit price stability relative to the broader financial markets, which experienced substantial volatility in the face of global economic weakness (especially in Europe and China), extreme volatility in energy prices, and uncertainty as to the timing of Federal Reserve interest rate increases.
The non-Agency RMBS market continues to be supported by favorable technical conditions, most notably the absence of a new issue market (in contrast with the CMBS market, where new issue supply has been heavy), as well as the relative dearth of higher-yielding U.S. fixed income assets generally. On the fundamental side, modestly increasing home prices and overall improvements in mortgage delinquency and foreclosure rates continue to support to non-Agency RMBS valuations. Nevertheless, we believe that many non-Agency RMBS assets remain mispriced, thus highlighting the importance of careful loan-level analysis performed on a security-by-security basis.
During the first quarter, we were net sellers of non-Agency RMBS. Proceeds from sales of non-Agency RMBS were partially deployed into other non-Agency asset classes in which we have become more active. As of March 31, 2015, our investments in U.S. non-Agency RMBS, was $442.2 million as compared to $530.3 million as of December 31, 2014.

After getting off to a weak start following a volatile fourth quarter, CMBS yield spreads generally tightened over the course of the first quarter. New issuance declined in the first quarter of 2015 relative to both the first and fourth quarters of 2014, which caused increased competition for "B-pieces" amidst reduced supply. B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. We continue to believe that CMBS B-pieces represent an attractive complement to our legacy CMBS holdings, which tend to be lower yielding but more liquid than CMBS B-pieces. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is broadly available in the secondary market, and better target the collateral profiles and structures we prefer. While we remain active in this segment of the market, our recent new issue purchase activity has moderated, in part given the observably higher leverage characteristics and dispersion in quality of the underlying loans. In the first quarter, we continued to selectively add B-piece exposure, but we also sold several CMBS assets into the tighter spread environment, and on a net basis the size of our CMBS bond portfolio was relatively unchanged quarter over quarter. In our CMBS derivative portfolio, we covered some of our CMBX new issue hedges in the first quarter, and increased our positions in long CMBX referencing legacy securities. Overall, our CMBS portfolio contributed positively to our net income in the first quarter, although less significantly than it did in fourth quarter, amidst reduced trading activity. As of March 31, 2015, our investment in U.S. CMBS was $41.1 million, as compared to $40.5 million as of December 31, 2014.
We remain active in distressed small balance commercial loans. As of March 31, 2015, our portfolio included nineteen loans with a value of $38.9 million, as compared to fifteen loans valued at $28.3 million as of December 31, 2014. Our investments in this asset class continued to perform well in the first quarter, although income moderated somewhat as compared to the fourth quarter. The number and value of loans held as well as the income generated by our loans may fluctuate significantly from period to period, especially as loans are resolved or sold. We continue to acquire small balance commercial loans through existing channels, and we are actively broadening our investment sourcing capabilities.
During the first quarter, we continued to be active in the European MBS/ABS and CLO markets. The anticipation and subsequent implementation of quantitative easing by the ECB drove a strong performance of European risk assets during the quarter, many of which traded at all-time highs. However, the rally did not extend to all sectors, as noninvestment-grade bonds lagged given continued reduced market appetite for such assets, particularly from banks which are subject to higher capital charges for holding such assets. Over the course of the quarter, we were net sellers of European MBS/ABS assets into the rally, while the size of European CLO portfolio remained relatively unchanged. While we expect to continue to be an active participant in the European MBS/ABS and CLO markets, we believe the potential for negative unforeseen events is relatively high, and so we have been maintaining a larger credit hedge than we might otherwise. Net of hedges, including currency hedges, our European non-dollar denominated portfolio generated a small net loss for the first quarter. As of March 31, 2015, our investments in European non-dollar denominated assets totaled $48.3 million, as compared to $64.6 million as of December 31, 2014. As of March 31, 2015 our total holdings of European non-dollar denominated assets included $14.8 million in RMBS, $11.1 million in CMBS, $19.0 million in CLOs, and $3.4 million in ABS. As of December 31, 2014 our total holdings of European non-dollar denominated assets included $28.8 million in RMBS, $12.8 million in CMBS, $19.1 million in CLOs, and $3.9 million in ABS. These assets include securities denominated in British pounds as well as in euros.
Within our U.S. CLO portfolio, we remained focused on the legacy sector, where we continue to find opportunities in both mezzanine and equity tranches. In contrast, we do not believe more recent CLO issuance provides attractive risk-adjusted returns, particularly given that the underlying loans were generally originated with relaxed underwriting standards, or "covenant light" features. Net of hedges, our U.S. CLO portfolio performed well during the quarter, and contributed meaningfully to our net income. Our U.S. CLO holdings declined quarter over quarter, as we selectively sold certain assets that had increased in value, while other assets were optionally redeemed by issuers. Our U.S. CLO portfolio declined to $69.9 million as of March 31, 2015, from $102.9 million as of December 31, 2014.
During the first quarter, we added to our portfolio of non-performing and sub-performing residential mortgage loans, or "residential NPLs." While the sales volume of residential NPLs had declined recently, residential NPL offerings in the first quarter of 2015 increased over 30% from the fourth quarter of 2014. Prices for residential NPLs remain relatively firm, and competition for larger pools continues to be high. Fannie Mae recently announced that it will begin selling residential NPL pools, joining Freddie Mac, HUD, and several banks as expected sellers of large residential NPL pools. We remain focused on smaller, less competitively-bid pools, containing both non-performing and sub-performing assets. We have found that these smaller transactions offer not only better potential returns, but also more attractive terms. Our residential NPL pools performed well during the quarter, as certain loans were favorably resolved and others increased in value. As of March 31, 2015, we held $37.9 million in residential NPLs and related foreclosure property as compared to $34.1 million as of December 31, 2014.
In U.S consumer loans and ABS, we have focused our investment activity on originators with long track records and the ability to provide extensive loan-level performance data for us to analyze. During the first quarter of 2015, we maintained our holdings of consumer-loan-backed ABS, but doubled the size of our consumer loan portfolio. Our U.S. consumer loan and ABS portfolio contributed meaningfully to our net income in the first quarter, and we expect its contribution to continue to increase as the portfolio continues to ramp up. As of March 31, 2015, our investments in U.S. consumer loans and ABS totaled $31.4 million, as compared to $20.4 million as of December 31, 2014.
Our distressed corporate loan portfolio generated a small gain for the quarter, net of hedging costs. The distressed debt market experienced a soft first quarter of 2015, with many of the key sectors (oil and gas, coal, iron ore, shipping) remaining under pressure. We remain cautious on energy-related exposures and believe more attractive opportunities in this sub-sector will arise in the future. Given this backdrop, we are focusing our efforts on senior secured leveraged loans. During the first quarter, we began acquiring exposure to certain distressed corporate loans using total return swaps, which effectively provide us with embedded financing for assets in which we wish to invest. We continue to hedge our portfolio with CDS on high-yield corporate bond indices. As of March 31, 2015, our holdings of distressed corporate loans, including related equity and the underlying value of loans acquired through total return swap contracts, totaled $53.9 million, as compared to $37.2 million as of December 31, 2014.
Near the end of the first quarter, we made an investment in a third mortgage originator and simultaneously entered into a flow agreement whereby we will acquire non-qualified mortgage loans, or "non-QM," loans that meet our specifications. We expect that we will begin to acquire non-QM loans under this flow agreement in the coming months. After an initial ramp-up period, we would expect to finance most of the loans we acquire using reverse repurchase agreements. We plan to continue to explore making investments in mortgage originators where we believe there is an opportunity to enhance longer term enterprise value and/or establish a strategic relationship, including where we could gain access to desirable assets, such as through flow agreements.
Active portfolio trading of our more liquid assets remains a key element of our strategy. Our non-Agency bond portfolio turnover during the quarter ended March 31, 2015, as measured by sales, excluding principal paydowns, was 24%. While our non-Agency RMBS portfolio continues to generate attractive yields, we also seek to capitalize on trading opportunities in order to enhance both our returns and the composition of our portfolio.
During the quarter ended March 31, 2015, we continued to hedge our non-Agency portfolio against credit, interest rate, and foreign currency risk. Notwithstanding the decline in interest rates over the course of 2014 and the first three months of 2015, we continue to believe that the entire non-Agency MBS market remains vulnerable, especially to a substantial unexpected increase in long-term interest rates. For credit hedging, we continue to primarily use the CDX corporate bond indices, CDX tranches, options on CDX, and the CMBX commercial mortgage-backed securities indices. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to reduce exposures nimbly through hedging both credit and interest rate risks.
Agency
As of March 31, 2015, we held Agency RMBS, excluding TBAs, with a value of $1.141 billion, as compared to $1.218 billion as of December 31, 2014.
Consistent with prior quarters, as of March 31, 2015, our Agency RMBS are principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics.
As previously described, market volatility continued in the first quarter of 2015. The ten-year U.S. Treasury yield began the first quarter at 2.17%, fell as low as 1.64% mid-quarter, and ended the first quarter at 1.92%.

The average rate for a fixed-rate 30-year conventional mortgage also declined over the course of the quarter, dropping 0.17% to 3.70% as of March 31, 2015, after reaching as low as 3.59% mid-quarter. The decline in mortgage rates finally sparked significantly greater refinancing activity, as the MBA Refinance Index surged in January. This was in marked contrast to the fourth quarter of 2014, when interest rates also dropped substantially, but refinancing activity was relatively muted. The recent reduction in FHA MIPs, which took effect in late January, also contributed to the increase in prepayment speeds, particularly for GNMA pools. The combination of increased prepayment rates and reduced Federal Reserve support led to a drop in TBA roll prices and the overall underperformance of TBAs, especially higher coupon TBAs such as 30-year 4%'s and 4.5%'s, relative to interest rate swaps. Meanwhile, many specified pool sectors performed well in the quarter, as their favorable prepayment characteristics became more valuable in a higher prepayment environment, and as they became less expensive to hedge with TBAs given lower TBA roll prices. However, increases in prepayments were not consistent across coupon and issue year vintages. Many of the more recent vintage coupons showed very sharp increases in prepayment speeds while some more seasoned vintages were less reactive. As a result, the relative price movements of specified pools were not uniform: pay-ups for certain segments of the specified pool market appreciated greatly, while others were largely unchanged. Pay-ups are price premiums for specified pools relative to their TBA counterparts. However, notwithstanding the variation in pay-up appreciation across specified pool sectors, the weighted average pay-up for our specified pools increased significantly to 1.11% as of March 31, 2015 from 0.71% as of December 31, 2014.
As interest rates declined sharply during the first quarter, our long specified pool positions generated significant gains. Market volatility generally presents us with trading opportunities, particularly given our active style of portfolio management. As a result, our Agency portfolio turnover for the quarter was 32% (as measured by sales and excluding paydowns), and we captured net realized gains of $6.5 million. Our interest rate hedges, which were largely concentrated in interest rate swaps and short TBA positions, generated losses over the course of the quarter, partially offsetting the net realized and unrealized gains and interest income from our long portfolio. We believe that the risk of substantial interest rate and prepayment volatility remains heightened, thus reinforcing the importance of our ability to hedge our risks using a variety of tools, including TBAs.
During the first quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. We also continued to be active in the reverse mortgage pool sector. During the quarter we added new issue reverse mortgage pools, which we continue to believe offer attractive relative value. Our Agency RMBS portfolio also includes a small allocation to Agency IOs. Despite the increase in prepayment activity in the first quarter, the market response in this sector was relatively subdued. Option-adjusted spreads on Agency IOs widened somewhat over the quarter, but not to a significant degree. During the quarter, we slightly reduced our holdings of Agency IOs.
We expect to continue to target specified pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, proprietary prepayment models, and extensive databases remain essential tools in our implementation of this strategy.
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short (TBA) Agency RMBS positions. The net short TBA position related to our long Agency RMBS had a notional value of $617.6 million and a fair value of $664.0 million as of March 31, 2015 and a notional value of $680.6 million and a fair value of $733.4 million as of December 31, 2014. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2015 and December 31, 2014, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 3.9% and 2.8%, respectively. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 8.0% and 7.3% as of March 31, 2015 and December 31, 2014, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
Through the first three months of 2015, we have found access to reverse repo financing widely available for both our non-Agency and Agency assets. However, under Dodd-Frank regulations, bank capital treatment of such transactions has become more onerous, thereby making it less attractive for banks to provide reverse repo financing. While large banks still dominate the reverse repo market, other non-bank firms not subject to the same regulations as large banks are becoming more active in providing reverse repo financing. The vast majority of our outstanding reverse repo financing is provided by larger banks and dealers; however, in limited amounts, we have also entered into reverse repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
During the third quarter of 2014, we entered into a $150 million "non-mark-to-market" reverse repo facility which provides financing for certain types of non-Agency assets for a period of at least two years. After the first 18 months of its term, the facility converts to a rolling facility, with a six month cancellation notice period and automatic termination date in September 2017. Under the terms of the facility, no additional collateral is required to be posted by us based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount of outstanding borrowing under the facility. As of March 31, 2015, our outstanding reverse repos were with sixteen different counterparties.

Critical Accounting Policies
Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or "U.S. GAAP," for investment companies. In June 2007, the AICPA issued Amendments to ASC 946-10 ("ASC 946-10"), Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. ASC 946-10 was effective for fiscal years beginning on or after December 15, 2007 with earlier application encouraged. After we adopted ASC 946-10, the FASB issued guidance which effectively delayed indefinitely the effective date of ASC 946-10. However, this additional guidance explicitly permitted entities that early adopted ASC 946-10 before December 31, 2007 to continue to apply the provisions of ASC 946-10. We have elected to continue to apply the provisions of ASC 946-10. ASC 946-10 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies, or the "Guide." The Guide provides guidance for determining whether the specialized industry accounting principles of the Guide should be retained in the financial statements of a parent company, of an investment company or of an equity method investor in an investment company. Effective August 17, 2007, we adopted ASC 946-10 and follow its provisions which, among other things, requires that investments be reported at fair value in the financial statements. Although we conduct our operations so that we are not required to register as an investment company under the Investment Company Act, for financial reporting purposes, we have elected to continue to apply the provisions of ASC 946-10.
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
Valuation: We apply ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to our holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments we generally include in Level 1 are listed equities, exchange-traded derivatives, and cash and cash equivalents;

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that we generally include in this category are Agency RMBS, non-Agency MBS determined to be sufficiently liquid to merit a Level 2 designation, U.S. Treasury securities and certain sovereign debt, commonly traded derivatives, such as interest rate swaps, foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that we generally include in this category are less liquid MBS, CDS on individual ABS, residential and commercial loans, consumer loans, other asset-backed securities, distressed corporate debt, non-listed equities, and private corporate equity investments.

Purchases and Sales of Investments and Investment Income: Purchase and sales transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. We generally amortize premiums and accrete discounts on our fixed income investments using the effective interest method.
See the notes to our consolidated financial statements for more information on valuation and purchases and sales of investments and investment income.
Recent Accounting Pronouncements

Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.
Financial Condition
The following table summarizes our investment portfolio as of March 31, 2015 and December 31, 2014. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2015					December 31, 2014
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS and Residential Mortgage Loans	$734,243	$483,089	$65.79	$451,153	$61.44	$876,713	$582,162	$66.40	$546,596	$62.35
Non-Agency CMBS and Commercial Mortgage Loans	199,557	89,259	44.73	91,660	45.93	163,180	80,386	49.26	80,902	49.58
Other ABS and Loans	104,547	103,898	99.38	106,911	102.26	126,238	123,765	98.04	125,485	99.40
Total Non-Agency MBS, Mortgage loans, and Other ABS and Loans	1,038,347	676,246	65.13	649,724	62.57	1,166,131	786,313	67.43	752,983	64.57
Agency RMBS:
Floating	15,974	16,995	106.40	16,900	105.80	16,002	16,974	106.07	17,049	106.54
Fixed	953,065	1,034,830	108.58	1,012,092	106.19	1,032,032	1,111,761	107.73	1,093,421	105.95
Reverse Mortgages	56,122	62,692	111.71	61,604	109.77	52,247	57,554	110.16	57,274	109.62
Total Agency RMBS	1,025,161	1,114,517	108.72	1,090,596	106.38	1,100,281	1,186,289	107.82	1,167,744	106.13
Total Non-Agency and Agency MBS, Mortgage loans, and Other ABS and Loans	$2,063,508	$1,790,763	$86.78	$1,740,320	$84.34	$2,266,412	$1,972,602	$87.04	$1,920,727	$84.75
Agency Interest Only RMBS	n/a	$26,335	n/a	$27,832	n/a	n/a	$31,385	n/a	$32,785	n/a
Non-Agency Interest Only and Principal Only MBS and Other(2)	n/a	$26,366	n/a	$26,291	n/a	n/a	$28,194	n/a	$28,542	n/a
TBAs:
Long	$26,990	$27,590	$102.22	$27,318	$101.22	$71,598	$72,410	$101.13	$71,672	$100.10
Short	(1,083,180)	(1,154,779)	106.61	(1,150,419)	106.21	(1,135,218)	(1,209,539)	106.55	(1,205,876)	106.22
Net Short TBAs	$(1,056,190)	$(1,127,189)	$106.72	$(1,123,101)	$106.34	$(1,063,620)	$(1,137,129)	$106.91	$(1,134,204)	$106.64
Long U.S. Treasury Securities	$17,645	$17,683	$100.21	$17,677	$100.18	$1,560	$1,636	$104.89	$1,550	$99.36
Short U.S. Treasury Securities	$(20,536)	$(20,920)	$101.87	$(20,575)	$100.19	$(24,485)	$(24,709)	$100.92	$(24,602)	$100.48
Short European Sovereign Bonds	$(19,039)	$(20,183)	$106.01	$(22,575)	$118.57	$(28,118)	$(30,606)	$108.85	$(32,008)	$113.83
Repurchase Agreements	$44,755	$44,754	$100.00	$45,073	$100.71	$172,002	$172,001	$100.00	$172,001	$100.00
Corporate Debt	$34,484	$31,836	$92.32	$33,293	$96.55	$46,006	$42,708	$92.83	$43,585	$94.74
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	$16,162	n/a	$16,295	n/a	n/a	$11,652	n/a	$11,890	n/a
Non-Exchange Traded Corporate Equity	n/a	$5,138	n/a	$4,979	n/a	n/a	$2,860	n/a	$2,827	n/a
Short Common Stock	n/a	$—	n/a	$—	n/a	n/a	$(26,516)	n/a	$(27,605)	n/a
Real Estate Owned	n/a	$9,070	n/a	$8,646	n/a	n/a	$8,635	n/a	$8,748	n/a
Total Net Investments		$799,815		$754,155			$1,052,713		$1,004,236

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Includes equity tranches and similar securities.

The following table summarizes our financial derivatives portfolio as of March 31, 2015 and December 31, 2014. For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	March 31, 2015		December 31, 2014
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$34,304	$(5,641)	$20,847	$(4,187)
Short CDS on RMBS and CMBS Indices	(89,105)	2,332	(71,031)	1,658
Short CDS on Individual RMBS	(19,986)	10,570	(20,691)	11,148
Net Mortgage-Related Derivatives	(74,787)	7,261	(70,875)	8,619
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	337,251	48,235	315,739	34,634
Short CDS referencing Corporate Bond Indices	(284,968)	(28,976)	(352,945)	(27,357)
Long CDS on Corporate Bonds	1,980	(771)	4,428	(2,706)
Short CDS on Corporate Bonds	(9,970)	(368)	(5,970)	(247)
Purchased Options on CDS on Corporate Bond Indices(1)	156,950	21	364,400	625
Written Options on CDS on Corporate Bond Indices(2)	(218,500)	(431)	(25,900)	(146)
Long Total Return Swaps on Corporate Equities (3)	66,114	(17)	72,950	(13)
Short Total Return Swaps on Corporate Equities (3)	(89,620)	—	—	—
Long Total Return Swaps on Corporate Loans (4)	27,455	(189)	—	—
Interest Rate Derivatives:
Long Interest Rate Swaps	1,327,326	21,497	1,247,477	22,565
Short Interest Rate Swaps	(1,818,044)	(24,535)	(1,652,647)	(23,316)
Long U.S. Treasury Note Futures (5)	168,200	993	159,900	149
Long Eurodollar Futures (6)	39,000	23	11,000	7
Long Equity Index Futures (7)	9,067	(8)	—	—
Short Eurodollar Futures (6)	(645,000)	(417)	(699,000)	24
Purchased Payer Swaptions	45,000	2,212	1,082,800	207
Written Payer Swaptions	(158,500)	(1,751)	(10,200)	—
Written Straddle Swaptions	(4,600)	(68)	—	—
Purchased Options on U.S. Treasury Security Futures(8)	7,200	77	11,000	20
Purchased Options on Eurodollar Futures (9)	130,000	6	—	—
Total Net Interest Rate Derivatives		(1,971)		(344)
Other Derivatives:
Long Foreign Currency Forwards(10)	4,033	(4)	9,518	(136)
Short Foreign Currency Forwards(11)	(54,342)	(713)	(35,966)	884
Warrants(12)	1,554	100	1,554	100
Total Net Derivatives		$22,177		$13,913

(1)	Represents the option on our part to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(2)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(3)	Notional value represents number of underlying shares times the closing price of the underlying security.

(4)	Notional value represents outstanding principal on underlying corporate debt.

(5)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of March 31, 2015 and December 31, 2014, a total of 1,191 and 1,346 contracts were held, respectively.

(6)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(7)	Notional value represents the number of contracts held times 50 times the Index price at March 31, 2015; as of March 31, 2015, 88 contracts were held.

(8)	Represents the option on our part to enter into a futures contract with a counterparty; as of March 31, 2015 and December 31, 2014, 72 and 110 contracts were held, respectively.

(9)	Represents the option on the part of a counterparty to enter into a futures contract with the Company. Every $1,000,000 in notional value represents one contract.

(10)	Notional amount represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(11)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.

(12)	Notional amount represents number of warrants.
As of March 31, 2015, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.6 billion as compared to $3.9 billion as of December 31, 2014. Total liabilities as of March 31, 2015 and December 31, 2014 were $2.8 billion and $3.2 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.1 billion and $2.4 billion as of March 31, 2015 and December 31, 2014, respectively, while our investments sold short and financial derivatives included in total liabilities were $1.3 billion and $1.4 billion as of March 31, 2015 and December 31, 2014, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of both March 31, 2015 and December 31, 2014, we had a net short TBA position of $1.1 billion.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of March 31, 2015, total assets included $27.6 million of TBAs as well as $1.150 billion of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2014, total assets included $72.4 million of TBAs as well as $1.206 billion of receivables for securities sold relating to unsettled TBA sales. As of March 31, 2015, total liabilities included $1.155 billion of TBAs sold short as well as $29.1 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2014, total liabilities included $1.210 billion of TBAs sold short as well as $71.8 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
For a more detailed discussion of our investment portfolio, see "—Trends and Recent Market Developments—Portfolio Overview and Outlook" above.
We use mortgage-related credit derivatives primarily to hedge credit risk in our non-Agency MBS portfolio, although we also take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. As there is no longer an active market for CDS on individual RMBS, our portfolio continues to run off. We also use CDS on corporate bond indices, options thereon, and various other instruments as a means to hedge credit risk, or for relative value trading purposes. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
We often hold long and or short positions in corporate equities. Our short and long positions in corporate equities referencing publicly traded REITs can serve either as portfolio hedges or as relative value opportunities. In addition, during the first quarter of 2015, we began acquiring certain of our distressed corporate loans synthetically, in the form of total return swaps. We have also implemented an interest rate derivatives trading strategy. Within this strategy, we can take long and/or short positions in various interest rate-related instruments, such as U.S. Treasury securities, interest rate swaps, futures, and options. While some of the trading positions in this strategy are intended as hedges for various exposures in our overall portfolio, we also may take speculative positions to capitalize on what we view as market inefficiencies or anomalies.
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
We have entered into reverse repos to finance some of our assets. As of March 31, 2015 and December 31, 2014, indebtedness outstanding on our reverse repos was approximately $1.4 billion and $1.7 billion, respectively. As of March 31, 2015, we had total Agency RMBS financed with reverse repos of $1.141 billion as compared to $1.208 billion as of December 31, 2014. As of March 31, 2015, we had total non-Agency assets financed with reverse repos of $483.4 million as compared to $595.7 million as of December 31, 2014. Outstanding indebtedness under reverse repos for Agency RMBS as of March 31, 2015 and December 31, 2014 was $1.080 billion and $1.146 billion, respectively, while outstanding indebtedness under reverse repos for our non-Agency portfolio as of March 31, 2015 and December 31, 2014 was $315.8 million and $400.0 million, respectively. As of March 31, 2015 and December 31, 2014, our reverse repos also included overnight borrowings on

U.S. Treasury securities in the amount of $0.4 million and $123.6 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. As of March 31, 2015, our debt-to-equity ratio was 1.78 to one and as of December 31, 2014, our debt-to-equity ratio was 2.12 to one. Excluding reverse repos related to U.S. Treasury securities, our debt-to-equity ratio was 1.96 to one as of December 31, 2014. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of March 31, 2015 and December 31, 2014, our derivative and TBA counterparties posted an aggregate value of approximately $32.8 million and $22.2 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the three month period ended March 31, 2015, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $8.5 billion as compared to $6.2 billion for the three month period ended March 31, 2014. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short TBA position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of March 31, 2015, our equity decreased by approximately $3.1 million to $785.4 million from $788.5 million as of December 31, 2014. This decrease principally consisted of dividends paid of $22.2 million and distributions to joint venture partners of approximately $1.0 million partially offset by an increase in equity resulting from operations for the three month period ended March 31, 2015 of $19.4 million as well as an increase related to contributions from our non-controlling interests of approximately $0.5 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $779.5 million as of March 31, 2015.

Results of Operations for the Three Month Periods Ended March 31, 2015 and 2014
The table below represents the net increase in equity resulting from operations for the three month periods ended March 31, 2015 and 2014.

	Three Month Period Ended March 31,
(In thousands except per share amounts)	2015	2014
Interest income	$26,513	$21,496
Other investment income	293	—
Total investment income	26,806	21,496
Expenses:
Base management fee	2,952	2,364
Interest expense	2,986	2,627
Other investment related expenses	1,202	430
Other operating expenses	2,199	1,994
Total expenses	9,339	7,415
Net investment income	17,467	14,081
Net realized and change in net unrealized gain (loss) on investments	10,427	9,696
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(8,478)	(902)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	4,331	(319)
Net foreign currency gain (loss)	(4,330)	282
Net increase in equity resulting from operations	19,417	22,838
Less: Net increase in equity resulting from operations attributable to non-controlling interests	156	203
Net increase in shareholders' equity resulting from operations	$19,261	$22,635
Net increase in shareholders' equity resulting from operations per share	$0.57	$0.88
Results of Operations for the Three Month Periods Ended March 31, 2015 and 2014
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the three month periods ended March 31, 2015 and 2014 was $19.3 million and $22.6 million, respectively. The decrease in our net income period over period was primarily driven by a decline in our combined net realized and unrealized gains on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 2.47% for the three month period ended March 31, 2015 as compared to 3.56% for the three month period ended March 31, 2014. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $17.5 million for the three month period ended March 31, 2015 as compared to $14.1 million for the three month period ended March 31, 2014. Net investment income consists of interest and other investment income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014.

Interest Income
Interest income was $26.5 million for the three month period ended March 31, 2015 as compared to $21.5 million for the three month period ended March 31, 2014. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from our Agency portfolio increased, mainly in connection with the increase in our average portfolio holdings. For the three month period ended March 31, 2015, interest income from our Agency RMBS was $9.0 million, while for the three month period ended March 31, 2014, interest income was $7.9 million. For the three month period ended March 31, 2015, interest income from our non-Agency portfolio was $17.4 million, while for the three month period ended March 31, 2014, interest income was $13.5 million. The increase was driven by an increase in our non-Agency average portfolio holdings, as well as an increase in the portfolio's yields based on improvements in cash flows of the underlying securities and or loans.
The following table details our interest income, average holdings, and weighted average yield based on amortized cost for the three month period ended March 31, 2015 and 2014:

	Non-Agency(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended March 31, 2015	$17,397	$744,132	9.35%	$9,008	$1,199,431	3.00%	$26,405	$1,943,563	5.43%
Three month period ended March 31, 2014	$13,516	$585,338	9.24%	$7,947	$923,043	3.44%	$21,463	$1,508,381	5.69%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
Base Management Fees
For the three month periods ended March 31, 2015 and 2014, base management fee incurred, which is based on total equity at the end of each quarter, was $3.0 million and $2.4 million, respectively. The increase in the base management fee was due to our larger capital base period over period.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.5 billion and $1.2 billion for the three month periods ended March 31, 2015 and 2014, respectively. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, increased to $3.0 million for the three month period ended March 31, 2015 as compared to $2.6 million for the three month period ended March 31, 2014. This increase was primarily due to the increase in our average borrowed funds.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the three month periods ended March 31, 2015 and 2014.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2015	$1,139,489	$1,019	0.36%	0.17%	0.38%
For the three month period ended March 31, 2014	$824,216	$776	0.38%	0.16%	0.33%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2015	$347,815	$1,771	2.07%	0.17%	0.38%
For the three month period ended March 31, 2014	$337,486	$1,639	1.97%	0.16%	0.33%

U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2015	$17,922	$5	0.10%	0.17%	0.38%
For the three month period ended March 31, 2014	$5,822	$—	—%	0.16%	0.33%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2015	$1,505,226	$2,795	0.75%	0.17%	0.38%
For the three month period ended March 31, 2014	$1,167,524	$2,415	0.84%	0.16%	0.33%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 1.02% and 1.38% for the three month periods ended March 31, 2015 and 2014, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.41% and 4.31% for the three month periods ended March 31, 2015 and 2014, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the three month periods ended March 31, 2015 and 2014 other investment related expenses were $1.2 million and $0.4 million, respectively. The increase was primarily due to increased expense relating to our loan portfolios, which includes servicing fees, for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended March 31, 2015 were $2.2 million as compared to $2.0 million for the three month period ended March 31, 2014. The increase in our other operating expenses was primarily related to increased professional fees and administrative fees.
Net Realized and Unrealized Gains on Investments
During the three month period ended March 31, 2015, we had net realized and unrealized gains on investments of $10.4 million as compared to net realized and unrealized gains of $9.7 million for the three month period ended March 31, 2014. Net realized and unrealized gains on investments of $10.4 million for the three month period ended March 31, 2015 resulted principally from net realized and unrealized gains on non-Agency MBS, CLOs, small balance commercial loans and non-performing and sub-performing residential whole loans, short equities and Agency pass-throughs, partially offset by net realized and unrealized losses on our TBAs, and to a lesser degree, U.S. Treasury securities, each of which we held on a net short basis. Our net short TBAs and U.S. Treasury securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the three month period ended March 31, 2015, non-Agency RMBS, supported by technical factors such as lack of new issue supply, as well as fundamental factors such as modestly increasing home prices and overall improvements in mortgage delinquency and foreclosure rates, continued to exhibit price stability relative to the broader financial markets, which experienced significant volatility. CMBS yield spreads generally tightened during the period, in part as a result of lower supply, as new issuance dropped relative to both the first and fourth quarters of 2014. Our commercial and residential loan portfolios also generated net gains, as we have been able to achieve successful resolutions on many of these sub-performing and non-performing loans. During the three month period ended March 31, 2015, we doubled the size of our consumer loan portfolio, which has been performing in line with our expectations. Within our Agency RMBS portfolio, specified pools performed well as long-term interest rates fell, as their favorable prepayment characteristics became more valuable in a higher prepayment environment, and as they were less expensive to hedge with TBAs given lower TBA roll prices. The decline in long-term interest rates also impacted our short TBAs, thereby leading to net realized and unrealized losses. Our non-dollar denominated European MBS and CLOs performed well during the period in local currency terms, but the relative strength of the U.S. dollar compared to the euro and British pound led to foreign exchange losses. However, we usually hedge our foreign currency risk, typically using foreign currency forwards; our foreign currency forwards generated offsetting gains during the period. We actively traded both our non-Agency and Agency bond portfolios, thereby monetizing gains.
Net realized and unrealized gains on investments of $9.7 million for the three month period ended March 31, 2014 resulted principally from net realized and unrealized gains on our non-Agency portfolio, net short TBAs, and U.S. Treasury securities, partially offset by net realized and unrealized losses on our Agency RMBS.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the three month period ended March 31, 2015, we had net realized and unrealized losses on our financial derivatives of $4.1 million as compared to net realized and unrealized losses of $1.2 million for the three month period ended March 31, 2014. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. As mentioned above, our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are principally in the form of credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS, as well as CDS on corporate bond indices and options on CDS on corporate bond indices. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage- or real estate-related corporate entities. During the three month period ended March 31, 2015, we began acquiring certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $4.1 million on our financial derivatives for the three month period ended March 31, 2015 resulted primarily from net losses related to our interest rate swaps as long-term interest rates declined during the period, and to a lesser extent, losses on our corporate and MBS related CDS credit hedges, partially offset by net realized and unrealized gains on foreign currency forwards and total return swaps related to our equities trading strategy. The benchmark 10-year swap rate ended the quarter at 1.92%, as compared to 2.17% at December 31, 2014. The euro-to-U.S. dollar spot exchange rate ended the quarter at 1.07, as compared to 1.21 at December 31, 2014, while the British pound-to-U.S. dollar spot exchange rate ended the quarter at 1.48, as compared to 1.56 at December 31, 2014.
Net realized and unrealized losses on our financial derivatives of $1.2 million for the three month period ended March 31, 2014 resulted principally from net realized and unrealized losses on our CDS on corporate bond indices, CDS on individual RMBS, and our net long positions on total return swaps, partially offset by net realized and unrealized gains on our interest rate swaps.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Three Month Period Ended March 31, 2015	$1,505,226	$1,396,112
Three Month Period Ended March 31, 2014	$1,167,524	$1,175,907

The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	March 31, 2015
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$503,021	36.0%
31 - 60 Days	336,857	24.1%
61 - 90 Days	281,189	20.2%
91 - 120 Days	22,413	1.6%
151 - 180 Days	87,741	6.3%
181 - 360 Days	23,503	1.7%
> 360 Days	141,388	10.1%
	$1,396,112	100.0%
Reverse repos involving underlying investments that we sold prior to March 31, 2015, for settlement following March 31, 2015, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to March 31, 2015 for which delivery of the borrowed funds is not scheduled until after March 31, 2015.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 32.1% with respect to non-Agency assets, 5.3% with respect to Agency RMBS assets and 13.3% overall. As of December 31, 2014 these respective weighted average contractual haircuts were 29.8%, 5.4%, and 13.5%.
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
As of each of March 31, 2015 and December 31, 2014, we had $1.4 billion and $1.7 billion, respectively, of borrowings outstanding under our reverse repos. As of March 31, 2015, the remaining terms on our reverse repos ranged from 1 to 541 days, with a weighted average remaining term of 102 days. As of December 31, 2014, the remaining terms on our reverse repos ranged from 2 to 631 days, with a weighted average remaining term of 105 days. Our reverse repo borrowings were with a total of sixteen counterparties as of both March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 0.75% and 0.79%, respectively. As of March 31, 2015, our reverse repos had interest rates ranging from (0.22)% to 2.43%. The negative interest rate relates to reverse repo on U.S. Treasury securities. Excluding repo on U.S. Treasury securities, our borrowing rates ranged from 0.33% to 2.43% as of March 31, 2015. As of December 31, 2014, our reverse repos had interest rates ranging from (1.50)% to 2.42%. The negative interest rate relates to reverse repo on U.S. Treasury securities. Excluding repo on U.S. Treasury securities, our borrowing rates ranged from 0.32% to 2.42% as of December 31, 2014. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.6 billion and $1.9 billion as of March 31, 2015 and December 31, 2014, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflects counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity as of March 31, 2015 and December 31, 2014:
March 31, 2015:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$92,275	541	11.6%
December 31, 2014:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$89,022	631	11.3%
RBC Capital Markets LLC	$45,613	109	5.8%
Deutsche Bank Securities	$41,951	44	5.3%
Although we typically finance most of our holdings of Agency RMBS, as of March 31, 2015 and December 31, 2014, we held unencumbered Agency pools, on a settlement date basis, in the amount of $2.8 million and $1.6 million, respectively.
We held cash and cash equivalents of approximately $156.3 million and $114.1 million as of March 31, 2015 and December 31, 2014, respectively.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the three month period ended March 31, 2015, we paid total dividends in the amount of $22.2 million related to the three month period ended December 31, 2014. In May 2015, our Board of Directors approved a dividend related to the first quarter of 2015 in the amount of $0.65 per share, or approximately $22.2 million, payable on June 15, 2015 to shareholders of record as of June 1, 2015. During the three month period ended March 31, 2014, we paid total dividends in the amount of $20.1 million related to the three month period ended December 31, 2013.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Three Month Period Ended March 31, 2015

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.65	$22,159	June 1, 2015	June 15, 2015
Three Month Period Ended March 31, 2014

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,070	May 30, 2014	June 16, 2014
For the three month period ended March 31, 2015, our operating activities provided net cash in the amount of $338.2 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $273.3 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $64.8 million for the three month period ended March 31, 2015. In addition, contributions from non-controlling interests provided cash of $0.5 million. We used $22.2 million to pay dividends, $1.0 million for distributions to non-controlling interests (our joint venture partners), and $0.1 million for other financing activities. As a result there was an increase in our cash holdings of $42.1 million from $114.1 million as of December 31, 2014 to $156.3 million as of March 31, 2015.
For the three month period ended March 31, 2014, our operating activities provided net cash of $66.3 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $60.3 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $6.1 million for the three month period ended March 31, 2014. In addition, contributions from a non-controlling interest member provided cash of $1.0 million. We used $20.1 million to pay dividends and $0.1 million for distributions to a non-controlling interest (our joint venture partner). As a result there was a decrease in our cash holdings of $13.1 million from $183.5 million as of December 31, 2013 to $170.4 million as of March 31, 2014.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of March 31, 2015 and December 31, 2014 there were no repos or reverse repos reported net on the Consolidated Statement of Assets, Liabilities, and Equity.
As of March 31, 2015, we had an aggregate amount at risk under our reverse repos with sixteen counterparties of approximately $244.8 million and as of December 31, 2014, we had an aggregate amount at risk under our reverse repos with seventeen counterparties of approximately $284.9 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2015 and December 31, 2014 does not include approximately $4.4 million and $5.1 million, respectively, of net accrued interest, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2015, we had an aggregate amount at risk under our derivative contracts with sixteen counterparties of approximately $59.1 million. We also had $14.5 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2014, we had an aggregate amount at risk under our derivatives contracts with fifteen counterparties of approximately $51.8 million. We also had $18.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, as of both March 31, 2015 and December 31, 2014, collateral posted by us and held by a third-party custodian in the amount of approximately $1.4 million.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2015, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eleven counterparties of approximately $8.4 million. As of December 31, 2014, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $8.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See note 14 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2015 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2015, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$2,081	$4,986	$(1,256)	$(1,686)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	4,965	10,111	(4,784)	(9,387)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(5,063)	(10,904)	4,286	7,794
Mortgage-Related Derivatives	(351)	(450)	602	1,455
Corporate Securities and Derivatives on Corporate Securities	(1,386)	(5,435)	(1,278)	(5,219)
Repurchase Agreements and Reverse Repurchase Agreements	(628)	(729)	803	1,606
Total	$(382)	$(2,421)	$(1,627)	$(5,437)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2015 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Neither we nor our Manager are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any such inquiries or requests. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the three month period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL LLC.
Date:	May 8, 2015	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	May 8, 2015	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the three month period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.