Form 10-Q
period 2015-06-30
Ellington Financial LLC
filed 2015-08-07
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Shares Representing Limited Liability Company Interests, no par value	33,449,678

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	June 30, 2015	December 31, 2014
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$123,856	$114,140
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,844,920 and $2,122,326)	1,870,251	2,172,082
Financial derivatives–assets, at fair value (Net cost – $87,291 and $61,560)	91,665	80,029
Repurchase agreements (Cost – $53,799 and $172,001)	53,788	172,001
Total investments, financial derivatives, and repurchase agreements	2,015,704	2,424,112
Due from brokers	122,255	146,965
Receivable for securities sold	1,197,613	1,237,592
Interest and principal receivable	12,096	20,611
Other assets	3,344	1,935
Total Assets	$3,474,868	$3,945,355
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $1,185,455 and $1,290,091)	$1,183,384	$1,291,370
Financial derivatives–liabilities, at fair value (Net proceeds – $35,500 and $33,555)	45,565	66,116
Total investments and financial derivatives	1,228,949	1,357,486
Reverse repurchase agreements	1,360,408	1,669,433
Due to brokers	36,673	22,224
Payable for securities purchased	63,200	98,747
Securitized debt (Proceeds – $649 and $749)	655	774
Accounts payable and accrued expenses	2,676	2,798
Base management fee payable	2,919	2,963
Interest and dividends payable	2,293	2,386
Other liabilities	13	—
Total Liabilities	2,697,786	3,156,811
EQUITY	777,082	788,544
TOTAL LIABILITIES AND EQUITY	$3,474,868	$3,945,355
Commitments and contingencies (Note 14)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(33,449,678 and 33,449,678 shares issued and outstanding)	$761,181	$772,811
Additional paid-in capital – LTIP units	9,538	9,344
Total Shareholders' Equity	770,719	782,155
Non-controlling interests	6,363	6,389
Total Equity	$777,082	$788,544
PER SHARE INFORMATION:
Common shares	$23.04	$23.38

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (240.67%) (a) (b) (ad)
Mortgage-Backed Securities (203.97%)
Agency Securities (147.91%) (c)
Fixed Rate Agency Securities (142.53%)
Principal and Interest–Fixed Rate Agency Securities (138.00%)
North America
Mortgage-related—Residential
$192,676	Federal National Mortgage Association Pools (30 Year)	4.00%	8/42 - 7/45	$205,465
168,762	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	9/42 - 5/45	179,647
143,326	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 4/45	156,617
95,861	Federal National Mortgage Association Pools (30 Year)	3.50%	10/42 - 6/45	99,100
69,642	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 6/45	76,219
62,254	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	69,261
53,392	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 6/45	55,143
41,201	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 6/30	43,742
19,974	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 9/29	21,221
12,689	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 12/29	13,416
9,397	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 6/30	9,782
9,421	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	1/43 - 4/43	9,410
8,094	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	9,125
8,138	Government National Mortgage Association Pools (Other)	4.56%	1/65	9,100
8,345	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 6/43	8,632
6,676	Government National Mortgage Association Pools (Other)	4.61%	6/64 - 11/64	7,465
6,414	Federal National Mortgage Association Pools (20 Year)	4.00%	11/33 - 12/33	6,890
6,063	Government National Mortgage Association Pools (Other)	4.59%	11/64	6,788
6,801	Federal National Mortgage Association Pools (30 Year)	3.00%	1/43 - 2/43	6,781
6,400	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	3/28 - 4/30	6,657
5,339	Federal National Mortgage Association Pools (Other)	4.50%	2/44	5,908
5,083	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	5,718
5,198	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	5,428
4,121	Government National Mortgage Association Pools (Other)	4.68%	9/64	4,616
4,021	Government National Mortgage Association Pools (Other)	4.75%	1/61	4,249
3,729	Government National Mortgage Association Pools (Other)	4.63%	10/64	4,181
3,456	Government National Mortgage Association Pools (Other)	4.80%	2/61	3,683
3,260	Government National Mortgage Association Pools (Other)	4.49%	11/64	3,620
3,434	Government National Mortgage Association Pools (30 Year)	3.50%	4/45	3,574
3,274	Government National Mortgage Association Pools (Other)	5.49%	4/60	3,559
2,808	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	3,106
2,925	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28	3,034
2,664	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	3,034
2,620	Government National Mortgage Association Pools (Other)	4.64%	3/65	2,947
2,700	Government National Mortgage Association Pools (Other)	5.54%	2/60	2,907
2,472	Government National Mortgage Association Pools (Other)	5.51%	2/60	2,693
2,204	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	2,332

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,730	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	$1,963
1,556	Government National Mortgage Association Pools (30 Year)	4.00%	4/45	1,659
1,483	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,621
886	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	972
803	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	904
222	Federal National Mortgage Association Pools (Other)	4.00%	6/37	231
				1,072,400
Interest Only–Fixed Rate Agency Securities (1.32%)
North America
Mortgage-related—Residential
17,154	Federal National Mortgage Association	4.50%	12/20 - 5/43	2,433
14,231	Federal National Mortgage Association	5.00%	1/36 - 5/40	2,071
9,988	Government National Mortgage Association	5.50%	11/43	1,888
6,499	Federal Home Loan Mortgage Corporation	3.50%	12/32	919
6,150	Federal Home Loan Mortgage Corporation	5.00%	3/40	757
4,311	Federal National Mortgage Association	3.00%	9/41	517
4,652	Government National Mortgage Association	5.00%	5/37	462
2,142	Government National Mortgage Association	4.75%	7/40	460
1,925	Federal National Mortgage Association	5.50%	10/40	293
1,529	Federal National Mortgage Association	4.00%	5/39	267
1,342	Federal Home Loan Mortgage Corporation	5.50%	1/39	168
				10,235
TBA–Fixed Rate Agency Securities (3.21%)
North America
Mortgage-related—Residential
25,090	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	7/15	24,933
				24,933
Total Fixed Rate Agency Securities (Cost $1,100,124)				1,107,568
Floating Rate Agency Securities (5.38%)
Principal and Interest–Floating Rate Agency Securities (2.79%)
North America
Mortgage-related—Residential
9,144	Federal Home Loan Mortgage Corporation Pools	2.36% - 5.94%	6/37 - 5/44	9,698
8,689	Federal National Mortgage Association Pools	2.75% - 6.05%	9/35 - 5/45	9,184
2,587	Government National Mortgage Association Pools	2.53%	11/64	2,805
				21,687

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only–Floating Rate Agency Securities (2.59%)
North America
Mortgage-related—Residential
$208,688	Government National Mortgage Association	0.40% - 6.56%	11/42 - 10/63	$14,047
18,745	Federal National Mortgage Association	5.50% - 6.51%	4/35 - 12/41	2,992
22,292	Resecuritization of Government National Mortgage Association (d)	4.31%	8/60	1,853
7,286	Federal Home Loan Mortgage Corporation	5.81% - 6.44%	3/36 - 8/39	1,258
				20,150
Total Floating Rate Agency Securities (Cost $40,564)				41,837
Total Agency Securities (Cost $1,140,688)				1,149,405
Private Label Securities (56.06%)
Principal and Interest–Private Label Securities (55.21%)
North America (49.19%)
Mortgage-related—Residential
541,110	Various	0% - 9.35%	5/19 - 9/46	345,642
Mortgage-related—Commercial
123,882	Various	3.00% - 5.40%	7/45 - 12/49	36,606
Total North America (Cost $355,328)				382,248
Europe (6.02%)
Mortgage-related—Residential
38,129	Various	0% - 5.32%	6/25 - 6/44	35,551
Mortgage-related—Commercial
15,986	Various	0% - 11.00%	7/15 - 6/19	11,263
Total Europe (Cost $51,446)				46,814
Total Principal and Interest–Private Label Securities (Cost $406,774)				429,062
Principal Only–Private Label Securities (0.45%)
North America
Mortgage-related—Residential
5,800	Various	—%	8/30	3,495
Total Principal Only–Private Label Securities ($2,876)				3,495
Interest Only–Private Label Securities (0.40%)
North America
Mortgage-related—Residential
44,539	Various	0.50%-2.00%	6/44 - 9/47	1,111
Mortgage-related—Commercial
27,254	Various	1.42%-1.60%	10/47 - 2/48	1,965
Total Interest Only–Private Label Securities (Cost $2,179)				3,076

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
$107,841	Various	—%	6/37	$—
Mortgage-related—Commercial
—	Various	—%	7/45 - 2/48	—
Total Other Private Label Securities (Cost $292)				—
Total Private Label Securities (Cost $412,121)				435,633
Total Mortgage-Backed Securities (Cost $1,552,809)				1,585,038
Collateralized Loan Obligations (12.66%)
North America (6.01%)
68,550	Various	0% - 9.77%	5/16 - 9/68	46,709
Total North America (Cost $48,801)				46,709
Europe (6.65%)
63,573	Various	0% - 7.59%	3/17 - 12/56	51,679
Total Europe (Cost $53,604)				51,679
Total Collateralized Loan Obligations (Cost $102,405)				98,388
Consumer Loans and Asset-backed Securities backed by Consumer Loans (6.75%) (e)
North America (6.24%)
Consumer (f)
46,202	Various	0% - 49.0%	7/15 - 6/20	48,528
Total North America (Cost $47,914)				48,528
Europe (0.51%)
Consumer
3,554	Various	—%	8/24	3,929
Total Europe (Cost $4,302)				3,929
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $52,216)				52,457
Corporate Debt (3.38%)
North America (1.87%)
Basic Materials
4,070	Various	11.75%	1/19	2,381
Consumer
2,866	Various	5.50% - 8.50%	7/20	1,859
Energy
3,066	Various	7.00% - 9.75%	11/18 - 6/19	1,878
Mortgage-related—Residential
8,500	Various	15.00%	10/19	8,400
Total North America (Cost $17,465)				14,518

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Europe (1.51%)
Communications
$8,155	Various	14.00%	10/18	$8,889
Consumer
16,136	Various	7.50%	12/16	698
Energy
2,800	Various	12.25%	1/17	2,173
Total Europe (Cost $12,078)				11,760
Total Corporate Debt (Cost $29,543)				26,278
Mortgage Loans (9.81%) (e)
North America
Mortgage-related—Commercial (g)
70,645	Various	2.50%-12.00%	8/15 - 7/45	55,310
Mortgage-related—Residential
34,412	Various	—%	7/21 - 4/55	20,929
Total Mortgage Loans (Cost $76,803)				76,239
Real Estate Owned (1.22%) (e) (h)
North America
Real estate-related
48	Single-Family Houses			7,458
1	Commercial Property			2,044
Total Real Estate Owned (Cost $9,087)				9,502
Private Corporate Equity Investments (2.88%)
North America
Consumer
1,578	Non-Exchange Traded Corporate Equity			2,810
Diversified
160	Non-Exchange Traded Corporate Equity			2,478
Mortgage-related—Commercial
8,171	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			8,171
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,795
Mortgage-related—Residential
9,482	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			4,325
7,478	Non-Exchange Traded Equity Investment in Mortgage Originators			913
Technology
99	Non-Exchange Traded Corporate Equity			857
Private Corporate Equity Investments (Cost $22,057)				22,349
Total Long Investments (Cost $1,844,920)				$1,870,251

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (6.92%) (a) (b) (i)
North America (5.61%)
Government
$14,644	Bank of America	(0.35)%	7/15	$14,644
	Collateralized by Par Value $15,000
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 2/25
10,808	Deutsche Bank Securities	(0.40)%	7/15	10,808
	Collateralized by Par Value $11,000
	U.S. Treasury Note, Coupon 2.13%,
	Maturity Date 5/25
5,025	Bank of America	0.15%	7/15	5,025
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
3,975	Pierpont Securities	(0.70)%	7/15	3,975
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 5/20
3,970	Bank of America	0.00%	7/15	3,970
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 3/20
3,184	Bank of America	0.15%	7/15	3,184
	Collateralized by Par Value $3,200
	U.S. Treasury Note Coupon 2.25%,
	Maturity Date 11/24
1,983	Bank of America	0.15%	7/15	1,982
	Collateralized by Par Value $2,000
	U.S. Treasury Note Coupon 1.25%,
	Maturity Date 1/20
Total North America (Cost $43,588)				43,588
Europe (1.31%)
Government
8,036	Barclays Capital Inc.	(0.28)%	7/15	8,036
	Collateralized by Par Value $7,231
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
2,165	Barclays Capital Inc.	0.40%	7/15	2,164
	Collateralized by Par Value $2,045
	Sovereign Government Bond, Coupon 4.00%,
	Maturity Date 9/16
Total Europe (Cost $10,211)				10,200
Total Repurchase Agreements (Cost $53,799)				$53,788

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-152.29%) (a) (b)
TBA–Fixed Rate Agency Securities Sold Short (-144.13%) (j)
North America
Government
$(207,792)	Federal National Mortgage Association (30 year)	3.50%	7/15	$(214,050)
(113,130)	Federal National Mortgage Association (15 year)	3.50%	7/15	(119,335)
(91,138)	Federal National Mortgage Association (30 year)	4.00%	7/15	(96,517)
(84,060)	Federal National Mortgage Association (30 year)	4.50%	7/15	(90,857)
(72,197)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	7/15	(76,314)
(68,000)	Federal National Mortgage Association (30 year)	4.00%	8/15	(71,865)
(64,900)	Federal National Mortgage Association (15 year)	3.00%	7/15	(67,232)
(49,000)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	8/15	(51,680)
(45,000)	Federal National Mortgage Association (30 year)	3.50%	8/15	(46,239)
(36,440)	Federal National Mortgage Association (30 year)	5.00%	8/15	(40,218)
(32,580)	Federal National Mortgage Association (30 year)	5.00%	7/15	(35,991)
(28,800)	Federal National Mortgage Association (15 year)	2.50%	7/15	(29,142)
(24,400)	Federal National Mortgage Association (30 year)	4.50%	8/15	(26,338)
(22,600)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	8/15	(24,374)
(21,331)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	7/15	(23,034)
(16,880)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	7/15	(17,790)
(16,510)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	7/15	(17,092)
(15,000)	Federal National Mortgage Association (15 year)	3.50%	8/15	(15,793)
(15,000)	Federal National Mortgage Association (30 year)	3.00%	8/15	(14,899)
(11,170)	Federal National Mortgage Association (15 year)	4.00%	7/15	(11,716)
(9,120)	Federal Home Loan Mortgage Corporation (30 year)	3.50%	7/15	(9,377)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	7/15	(7,705)
(3,020)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	7/15	(3,326)
(2,950)	Government National Mortgage Association (30 year)	3.50%	7/15	(3,061)
(2,892)	Federal National Mortgage Association (30 year)	3.00%	7/15	(2,880)
(1,600)	Government National Mortgage Association (30 year)	4.00%	8/15	(1,693)
(1,300)	Federal Home Loan Mortgage Corporation (30 year)	5.50%	7/15	(1,457)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$1,120,845)				(1,119,975)
Government Debt Sold Short (-8.16%)
North America (-4.94%)
Government
(39,000)	U.S. Treasury Note	1.25% - 2.25%	10/18 - 5/25	(38,396)
Total North America (Proceeds -$38,531)				(38,396)
Europe (-3.22%)
Government
(24,600)	European Sovereign Bond	0.25% - 4.00%	9/16 - 4/19	(25,013)
Total Europe (Proceeds -$26,079)				(25,013)
Total Government Debt Sold Short (Proceeds -$64,610)				(63,409)
Total Investments Sold Short (Proceeds -$1,185,455)				$(1,183,384)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (11.80%) (a) (b)
Swaps (11.44%) (ae)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (k)	Credit	$432,911	12/17 - 6/20	$61,542
Interest Rate Swaps (l)	Interest Rates	688,996	10/16 - 6/25	10,328
Credit Default Swaps on Asset-Backed Indices (k)	Credit	1,608	12/37	62
North America
Total Return Swaps
Communications (p)	Credit	2,693	3/16	33
Consumer (p)	Credit	6,076	3/16 - 6/16	31
Diversified (p)	Credit	2,779	3/16	16
Industrial (p)	Credit	2,700	3/16	163
Technology (p)	Credit	1,400	6/16	4
Total Total Return Swaps				247
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (m)	Credit	(64,458)	5/46 - 5/63	2,532
Interest Rate Swaps (n)	Interest Rates	(516,806)	3/18 - 2/45	4,693
North America
Credit Default Swaps on Asset-Backed Securities (m)
Mortgage-related—residential	Credit	(14,937)	9/34 - 5/36	9,449
Total Return Swaps
Financial (o)	Equity Market	(44,359)	3/17	1
Total Swaps (Net cost $86,025)				88,854
Futures (0.03%)
Long Futures:
U.S. Treasury Note Futures (r)	Interest Rates	159,700	9/15	212
Eurodollar Futures (q)	Interest Rates	23,000	12/15 - 6/17	24
Total Futures				236
Options (0.17%)
Purchased Options:
Options on Credit Default Swaps on Corporate Bond Indices (u)	Credit	74,556	9/15 - 10/15	564
Receiver Swaptions (w)	Interest Rates	29,000	6/18	710
Written Options:
Straddle Swaptions (z)	Interest Rates	(14,000)	6/16	9
Total Options (Cost $1,166)				1,283
Forwards (0.15%)
Long Forwards
Currency Forwards (ab)	Currency	5,192	9/15	5
Short Forwards
Currency Forwards (ac)	Currency	(104,038)	9/15	1,187
Total Forwards				1,192

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Warrants (0.01%)
Warrants (t)
Mortgage-related—residential	Equity Market	$1,554		$100
Total Warrants (Cost $100)				100
Total Financial Derivatives–Assets (Net cost $87,291)				$91,665
Financial Derivatives–Liabilities (-5.86%) (a) (b)
Swaps (-5.50%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (k)	Credit	$59,467	1/47 - 5/63	$(6,507)
Interest Rate Swaps (l)	Interest Rates	137,722	10/19 - 4/25	(1,863)
North America
Total Return Swaps
Basic Materials (p)	Credit	6,509	3/16	(260)
Communications (p)	Credit	8,060	3/16 - 5/16	(1,479)
Energy (p)	Credit	5,752	4/16 - 6/16	(164)
Financial (o)	Equity Market	54,960	11/16 - 4/17	(2)
Total Total Return Swaps				(1,905)
Short Swaps:
Interest Rate Swaps (n)	Interest Rates	(646,784)	1/16 - 11/44	(7,440)
Credit Default Swaps on Corporate Bond Indices (m)	Credit	(315,202)	12/16-6/20	(24,400)
North America
Credit Default Swaps on Asset-Backed Securities (m)
Mortgage-related—residential	Credit	(3,237)	10/34 - 3/35	(280)
Credit Default Swaps on Corporate Bonds (m)
Consumer	Credit	(5,970)	9/19 - 12/19	(239)
Financial	Credit	(4,000)	3/20	(81)
Total Credit Default Swaps on Corporate Bonds				(320)
Total Return Swaps
Energy (o)	Equity Market	(1,290)	3/17 - 6/17	—
Financial (o)	Equity Market	(33,349)	3/17	(14)
Total Swaps (Net proceeds -$31,972)				(42,729)
Futures (-0.08%)
Long Futures:
U.S. Treasury Note Futures (r)	Interest Rates	44,600	9/15	(166)
Equity Index Futures (s)	Credit	8,321	9/15	(10)
Short Futures:
Eurodollar Futures (q)	Interest Rates	(644,000)	9/15 - 9/17	(457)
Total Futures				(633)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Options (-0.25%)
Purchased Options:
Payer Swaption (y)	Interest Rates	$126,000	6/16	$(40)
Straddle Swaption (z)	Interest Rates	22,000	6/18	(30)
Written Options:
Options on Credit Default Swaps on Corporate Bond Indices (v)	Credit	(518,680)	8/15 - 10/15	(1,334)
Receiver Swaption (x)	Interest Rates	(13,000)	6/18	(594)
Total Options (Proceeds -$3,528)				(1,998)
Forwards (-0.03%)
Long Forwards:
Currency Forwards (ab)	Currency	8,664	9/15	(131)
Short Forwards:
Currency Forwards (ac)	Currency	(10,162)	9/15	(74)
Total Forwards				(205)
Loan Purchase Commitment (0.00%)
Mortgage Loans (aa)	Interest Rates	1,680	7/15 - 8/15	—
Total Loan Purchase Commitment				—
Total Financial Derivatives–Liabilities (Net proceeds -$35,500)				$(45,565)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2015 (CONCLUDED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At June 30, 2015, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 84.71%, 52.58%, and 10.62% of equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)	Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments.

(f)
Includes investments in participation certificates in a trust owned by a related party of Ellington Financial Management LLC for which the Company has beneficial interests in the residual cash flows of the underlying loans held by the trust. At June 30, 2015 loans held in the related party trust for which the Company has beneficial interests in the residual cash flows, totaled $2.3 million.

(g)	Includes non-performing commercial loans in the amount of $11.4 million whereby principal and/or interest is past due and a maturity date is not applicable.

(h)	Number of properties not shown in thousands, represents actual number of properties owned.

(i)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(j)
At June 30, 2015, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation represented 114.63% and 28.88% of equity, respectively.

(k)	For long credit default swaps, the Company sold protection.

(l)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(m)	For short credit default swaps, the Company purchased protection.

(n)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(o)	Notional value represents number of underlying shares times the closing price of the underlying security.

(p)	Notional value represents outstanding principal balance on underlying corporate debt.

(q)	Every $1,000,000 in notional value represents one contract.

(r)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of June 30, 2015, 1,644 contracts were held.

(s)	Notional value represents the number of contracts held times 50 times the Index price at June 30, 2015; as of June 30, 2015, 81 contracts were held.

(t)	Notional amount represents number of warrants.

(u)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(v)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(w)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a floating rate and receive a fixed rate.

(x)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would pay a fixed rate and receive a floating rate.

(y)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(z)	Represents the combination of a written payer swaption and a written receiver swaption on the same underlying swap.

(aa)	Notional amount represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.

(ab)	Notional amount represents U.S. Dollars to be paid by the Company at the maturity of the forward contract.

(ac)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(ad)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	147.91%
A/A/A	0.35%
Baa/BBB/BBB	2.23%
Ba/BB/BB or below	53.46%
Unrated	36.72%

(ae)	The following table shows the Company's swap assets by dealer as a percentage of Total Equity:

Dealer/Parent Company	Asset/Liability	Percent of Equity
Affiliates of Bank of America	Financial derivatives—asset	5.40%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (275.46%) (a) (b) (c) (z)
Mortgage-Backed Securities (241.27%)
Agency Securities (163.60%) (d)
Fixed Rate Agency Securities (158.20%)
Principal and Interest - Fixed Rate Agency Securities (147.82%)
North America
Mortgage-related—Residential
$191,734	Federal National Mortgage Association Pools (30 Year)	4.00%	4/42 - 1/45	$206,080
176,029	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	9/42 - 1/45	188,912
171,291	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 1/45	187,748
93,720	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	104,347
84,478	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 12/29	89,707
71,332	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 12/44	78,285
63,040	Federal National Mortgage Association Pools (30 Year)	3.50%	10/42 - 11/44	65,989
53,456	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 1/45	55,840
21,139	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 9/29	22,410
20,140	Federal National Mortgage Association Pools (30 Year)	3.00%	1/43 - 5/43	20,425
14,283	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 12/29	15,211
10,130	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	1/43 - 4/43	10,271
8,424	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	9,497
6,883	Government National Mortgage Association Pools (Other)	4.61%	6/64 - 11/64	7,738
7,402	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	4/43 - 6/43	7,678
6,663	Federal National Mortgage Association Pools (20 Year)	4.00%	11/33 - 12/33	7,213
5,945	Government National Mortgage Association Pools (Other)	4.59%	11/64	6,695
5,916	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	6,232
5,526	Federal National Mortgage Association Pools (Other)	4.50%	2/44	6,108
5,131	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	5,741
4,131	Government National Mortgage Association Pools (Other)	4.68%	9/64	4,647
4,181	Government National Mortgage Association Pools (Other)	4.75%	1/61	4,457
3,809	Government National Mortgage Association Pools (Other)	4.63%	10/64	4,295
3,680	Government National Mortgage Association Pools (Other)	4.80%	2/61	3,933
3,487	Government National Mortgage Association Pools (Other)	5.49%	4/60	3,811
3,458	Government National Mortgage Association Pools (Other)	4.66%	1/63	3,792
3,300	Government National Mortgage Association Pools (Other)	4.49%	11/64	3,698
3,290	Government National Mortgage Association Pools (Other)	4.67%	10/61	3,551
2,931	Government National Mortgage Association Pools (Other)	5.54%	2/60	3,177
2,794	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	3,164
3,027	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28	3,139
2,836	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	3,131
2,990	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	3/28	3,114
2,668	Government National Mortgage Association Pools (Other)	5.51%	2/60	2,919
2,561	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	2,728

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$2,238	Federal Home Loan Mortgage Corporation Pools (Other)	4.00%	7/43 - 10/44	$2,398
1,849	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	2,084
1,510	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,652
1,298	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	1,444
1,079	Government National Mortgage Association Pools (Other)	4.65%	11/61	1,167
851	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	954
245	Federal National Mortgage Association Pools (Other)	4.00%	6/37	260
				1,165,642
Interest Only - Fixed Rate Agency Securities (1.20%)
North America
Mortgage-related—Residential
30,581	Federal National Mortgage Association	4.50%	12/20 - 6/43	3,946
17,397	Federal National Mortgage Association	5.00%	1/36 - 5/40	1,899
6,935	Federal Home Loan Mortgage Corporation	3.50%	12/32	1,001
7,621	Federal Home Loan Mortgage Corporation	5.00%	3/40	815
4,691	Federal National Mortgage Association	3.00%	9/41	554
2,142	Government National Mortgage Association	4.75%	7/40	461
1,826	Federal National Mortgage Association	4.00%	5/39	287
2,242	Federal National Mortgage Association	5.50%	10/40	285
1,609	Federal Home Loan Mortgage Corporation	5.50%	1/39	193
				9,441
TBA - Fixed Rate Agency Securities (9.18%)
North America
Mortgage-related—Residential
44,478	Federal National Mortgage Association (30 Year)	3.00%	1/15	45,015
27,120	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	1/15	27,395
				72,410
Total Fixed Rate Agency Securities (Cost $1,230,414)				1,247,493
Floating Rate Agency Securities (5.40%)
Principal and Interest - Floating Rate Agency Securities (2.62%)
North America
Mortgage-related—Residential
9,737	Federal Home Loan Mortgage Corporation Pools	2.36% - 5.94%	6/37 - 5/44	10,282
6,265	Federal National Mortgage Association Pools	5.04% - 6.05%	9/35 - 9/37	6,692
3,404	Government National Mortgage Association Pool	2.47%	11/64	3,673
				20,647

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Floating Rate Agency Securities (2.78%)
North America
Mortgage-related—Residential
$183,794	Government National Mortgage Association	0.40% - 6.58%	11/42 - 10/63	$13,591
28,251	Federal National Mortgage Association	5.50% - 6.58%	4/35 - 7/43	4,508
21,145	Resecuritization of Government National Mortgage Association (f)	4.34%	8/60	1,973
13,048	Federal Home Loan Mortgage Corporation	5.84% - 6.47%	3/36 - 8/39	1,872
				21,944
Total Floating Rate Agency Securities (Cost $41,787)				42,591
Total Agency Securities (Cost $1,272,201)				1,290,084
Private Label Securities (77.67%)
Principal and Interest - Private Label Securities (76.95%)
North America (71.67%)
Mortgage-related—Residential
799,083	Various	0.00% - 9.35%	5/19 - 7/47	525,877
Mortgage-related—Commercial
117,877	Various	3.00% - 5.40%	7/45 - 12/49	39,240
Total North America (Cost $526,764)				565,117
Europe (5.28%)
Mortgage-related—Residential
33,294	Various	0.34% - 4.41%	8/38 - 1/61	28,803
Mortgage-related—Commercial
12,784	Various	0% - 12.25%	7/15 - 3/24	12,837
Total Europe (Cost $45,070)				41,640
Total Principal and Interest - Private Label Securities (Cost $571,834)				606,757
Principal Only - Private Label Securities (0.41%)
North America
Mortgage-related—Residential
5,800	Various	—%	8/30	3,248
Total Principal Only - Private Label Securities (Cost $2,737)				3,248
Interest Only - Private Label Securities (0.31%)
North America
Mortgage-related—Residential
47,557	Various	0.50% - 2.00%	6/44 - 9/47	1,189
Mortgage-related—Commercial
17,666	Various	1.42% - 1.45%	10/47 - 12/47	1,234
Total Interest Only - Private Label Securities (Cost $1,602)				2,423

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
$111,629	Various	—%	6/37	$—
Mortgage-related—Commercial
—	Various	—%	7/45 - 10/47	—
Total Other Private Label Securities (Cost $302)				—
Total Private Label Securities (Cost $576,475)				612,428
Total Mortgage-Backed Securities (Cost $1,848,676)				1,902,512
Collateralized Loan Obligations (15.47%)
North America (13.05%)
128,188	Various	0% - 9.73%	2/17 - 9/68	102,883
Total North America (Cost $104,547)				102,883
Europe (2.42%)
19,786	Various	1.73% - 4.00%	3/17 - 3/23	19,111
Total Europe (Cost $20,015)				19,111
Total Collateralized Loan Obligations (Cost $124,562)				121,994
Consumer Loans and Asset-backed Securities backed by Consumer Loans (3.08%) (i)
North America (2.59%)
Consumer
17,624	Various	0% - 49.00%	6/15 - 7/19	20,434
Total North America (Cost $20,549)				20,434
Europe (0.49%)
Consumer
3,860	Various	—%	8/24	3,860
Total Europe (Cost $4,275)				3,860
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $24,824)				24,294
Corporate Debt (5.41%)
North America
Basic Materials
5,440	Various	9.00%	11/19	5,114
Communications
15,255	Various	7.75%-14.00%	12/16 - 6/19	14,671
Consumer
6,543	Various	5.25%-11.50%	6/16 - 9/21	5,867
Diversified
2,793	Various	7.50%	5/20	2,779
Energy
7,475	Various	7.00%-12.25%	1/17 - 6/19	5,877

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
Mortgage-related—Residential
$8,500	Various	15.00%	10/19	$8,400
Total Corporate Debt (Cost $43,585)				42,708
Mortgage Loans (7.08%) (i)
North America
Mortgage-related—Commercial (g)
32,519	Various	0% - 10.00%	1/15 - 11/17	28,309
Mortgage-related—Residential
44,336	Various	—%	2/18 - 10/54	27,482
Total Mortgage Loans (Cost $55,664)				55,791
Real Estate Owned (1.10%) (h) (i)
North America
Real estate-related
50	Single-Family Houses			6,591
1	Commercial Property			2,044
Total Real Estate Owned (Cost $8,748)				8,635
Private Corporate Equity Investments (1.84%)
North America
Consumer
32	Non-Exchange Traded Corporate Equity			2,090
Diversified
56	Non-Exchange Traded Corporate Equity			770
Mortgage-related—Commercial
6,241	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			6,241
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,673
Mortgage-related—Residential
7,657	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			2,500
728	Non-Exchange Traded Equity Investment in Mortgage Originators			238
Total Private Corporate Equity Investments (Cost $14,717)				14,512
U.S. Treasury Securities (0.21%)
North America
Government
1,560	U.S. Treasury Bond	3.00%	11/44	1,636
Total U.S. Treasury Securities (Cost $1,550)				1,636
Total Long Investments (Cost $2,122,326)				$2,172,082

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (21.81%) (a) (b) (c) (e)
North America (17.78%)
Government
$122,256	Deutsche Bank Securities	(0.22)%	1/15	$122,256
	Collateralized by Par Value $122,870
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 11/19
7,465	Bank of America	(0.22)%	1/15	7,465
	Collateralized by Par Value $7,410
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
4,975	Pierpont Securities LLC	(0.10)%	1/15	4,975
	Collateralized by Par Value $5,000,
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
3,379	Bank of America	(0.25)%	1/15	3,379
	Collateralized by Par Value $3,354
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
2,173	Pierpont Securities LLC	(0.30)%	1/15	2,173
	Collateralized by Par Value $2,000
	U.S. Treasury Bond, Coupon 3.13%,
	Maturity Date 8/44
Total North America (Cost $140,248)				140,248
Europe (4.03%)
Government
13,090	Barclays Capital Inc.	(0.10)%	1/15	13,090
	Collateralized by Par Value $11,508
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
9,712	Barclays Capital Inc.	(0.10)%	1/15	9,712
	Collateralized by Par Value $8,390
	Sovereign Government Bond, Coupon 3.75%,
	Maturity Date 10/18
6,888	Barclays Capital Inc.	0.15%	1/15	6,888
	Collateralized by Par Value $6,393
	Sovereign Government Bond, Coupon 4.00%,
	Maturity Date 9/16
2,063	Deutsche Bank Securities	(0.10)%	1/15	2,063
	Collateralized by Par Value $1,827
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
Total Europe (Cost $31,753)				31,753
Total Repurchase Agreements (Cost $172,001)				$172,001

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-163.77%) (a) (b) (c)
TBA - Fixed Rate Agency Securities Sold Short (-153.39%) (j)
North America
Mortgage-related—Residential
$(213,928)	Federal National Mortgage Association (30 year)	4.00%	1/15	$(228,376)
(205,082)	Federal National Mortgage Association (30 year)	3.50%	1/15	(213,870)
(146,580)	Federal National Mortgage Association (15 year)	3.50%	1/15	(154,837)
(123,117)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	1/15	(131,254)
(92,080)	Federal National Mortgage Association (30 year)	4.50%	1/15	(99,968)
(54,100)	Federal National Mortgage Association (30 year)	5.00%	2/15	(59,698)
(48,150)	Federal National Mortgage Association (30 year)	5.00%	1/15	(53,193)
(48,800)	Federal National Mortgage Association (30 year)	4.50%	2/15	(52,889)
(38,360)	Federal National Mortgage Association (15 year)	3.00%	1/15	(39,870)
(36,081)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	1/15	(39,111)
(26,400)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	2/15	(28,071)
(21,840)	Federal National Mortgage Association (30 year)	4.00%	2/15	(23,255)
(20,300)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	1/15	(21,429)
(15,850)	Federal National Mortgage Association (15 year)	2.50%	1/15	(16,140)
(14,020)	Federal Home Loan Mortgage Corporation (30 year)	3.50%	1/15	(14,579)
(7,900)	Federal National Mortgage Association (15 year)	4.00%	2/15	(8,365)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	1/15	(7,673)
(6,000)	Federal Home Loan Mortgage Corporation (30 year)	5.00%	1/15	(6,622)
(4,100)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	1/15	(4,256)
(3,270)	Federal National Mortgage Association (15 year)	4.00%	1/15	(3,465)
(1,300)	Federal Home Loan Mortgage Corporation (30 year)	5.50%	1/15	(1,453)
(1,100)	Federal Home Loan Mortgage Corporation (15 year)	4.00%	1/15	(1,165)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$1,205,876)				(1,209,539)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Government Debt Sold Short (-7.02%)
North America (-3.14%)
Government
$(22,485)	U.S. Treasury Note	1.25% - 2.25%	10/18 - 11/24	$(22,560)
(2,000)	U.S. Treasury Bond	3.13%	8/44	(2,149)
Total North America (Cost $24,602)				(24,709)
Europe (-3.88%)
Government
(28,118)	European Sovereign Bonds	2.75% - 4.00%	9/16- 4/19	(30,606)
Total Europe (Cost $32,008)				(30,606)
Total Government Debt Sold Short (Proceeds -$56,610)				(55,315)
Common Stock Sold Short (-3.36%)
North America
Financial
(2,986)	Publicly Traded Real Estate Investment Trusts			(26,516)
Total Common Stock Sold Short (Proceeds -$27,605)				(26,516)
Total Investments Sold Short (Proceeds -$1,290,091)				$(1,291,370)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (10.15%) (a) (b) (c)
Swaps (9.87%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (k)	Credit	$311,983	12/17 - 12/19	$35,865
Credit Default Swaps on Asset-Backed Indices (k)	Credit	3,734	12/37 - 5/63	61
Interest Rate Swaps (l)	Interest Rates	1,017,067	7/16 - 12/44	23,243
North America
Total Return Swaps
Financial (o)	Equity Market	875	6/15	8
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (m)	Credit	(50,981)	5/46 - 10/52	1,820
Interest Rate Swaps (n)	Interest Rates	(627,931)	10/16 - 12/44	5,411
North America
Credit Default Swaps on Asset-Backed Securities (m)
Mortgage-related—Residential	Credit	(17,691)	9/34 - 5/36	11,387
Total Swaps (Net cost $59,299)				77,795
Futures (0.03%)
Long Futures:
U.S. Treasury Note Futures (q)	Interest Rates	109,300	3/15	162
Eurodollar Futures (p)	Interest Rates	11,000	6/17	7
Short Futures:
Eurodollar Futures (p)	Interest Rates	(520,000)	9/15 - 9/17	92
Total Futures				261
Options (0.13%)
Purchased Options:
Options on Credit Default Swaps on Corporate Bond Indices (s)	Credit	364,400	1/15 - 3/15	625
Payer Swaption (u)	Interest Rates	822,800	1/15 - 6/15	344
Options on U.S. Treasury Futures (w)	Interest Rates	11,000	2/15 - 3/15	20
Total Options (Cost $2,161)				989
Forwards (0.11%)
Short Forwards:
Currency Forwards (y)	Currency	(35,849)	3/15	884
Total Forwards				884
Warrants (0.01%)
North America
Warrants (r)
Mortgage-related—Residential	Equity Market	1,554		100
Total Warrants (Cost $100)				100
Total Financial Derivatives–Assets (Net cost $61,560)				$80,029

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Liabilities (-8.39%) (a) (b) (c)
Swaps (-8.32%) (aa)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (k)	Credit	$17,113	3/49 - 10/52	$(4,248)
Credit Default Swaps on Corporate Bond Indices (k)	Credit	3,756	12/17	(1,231)
Interest Rate Swaps (l)	Interest Rates	230,410	10/16 - 12/44	(678)
North America
Credit Default Swaps on Corporate Bonds (k)
Communications	Credit	500	9/19	(172)
Consumer	Credit	3,498	6/19	(2,283)
Energy	Credit	430	12/19	(251)
Total Credit Default Swaps on Corporate Bonds				(2,706)
Total Return Swaps
Financial (o)	Equity Market	72,075	1/15 - 11/16	(21)
Short Swaps:
Interest Rate Swaps (n)	Interest Rates	(1,024,716)	3/15 - 11/44	(28,727)
Credit Default Swaps on Asset-Backed Indices (m)	Credit	(20,050)	5/63	(162)
Credit Default Swaps on Corporate Bond Indices (m)	Credit	(352,945)	12/16 - 12/19	(27,357)
North America
Credit Default Swaps on Asset-Backed Securities (m)
Mortgage-related—Residential	Credit	(3,000)	3/35	(239)
Credit Default Swaps on Corporate Bonds (m)
Consumer	Credit	(5,970)	9/19 - 12/19	(247)
Total Swaps (Net proceeds -$33,400)				(65,616)
Futures (-0.01%)
Long Futures:
U.S. Treasury Note Futures (q)	Interest Rates	50,600	3/15	(13)
Short Futures:
Eurodollar Futures (p)	Interest Rates	(179,000)	3/15 - 6/15	(68)
Total Futures				(81)
Options (-0.04%)
Purchased Options:
Payer Swaption (u)	Interest Rates	260,000	3/15	(137)
Written Options:
Options on Credit Default Swaps on Corporate Bond Indices (t)	Credit	(25,900)	3/18	(146)
Payer Swaption (v)	Interest Rates	(10,200)	1/15	—
Total Options (Proceeds -$155)				(283)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Forwards (-0.02%)
Long Forwards:
Currency Forwards (x)	Currency	$9,518	3/15	$(136)
Short Forwards:
Currency Forwards (y)	Currency	(117)	3/15	—
Total Forwards				(136)
Total Financial Derivatives–Liabilities (Net proceeds -$33,555)				$(66,116)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONCLUDED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)	Conformed to current period presentation.

(d)
At December 31, 2014, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 100.30%, 53.97%, and 9.33% of equity, respectively.

(e)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(f)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(g)	Includes non-performing commercial loans in the amount of $11.3 million whereby principal and/or interest is past due and a maturity date is not applicable.

(h)	Number of properties not shown in thousands, represents actual number of properties owned.

(i)	Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments.

(j)
At December 31, 2014, the Company's short investments guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, represented 121.95% and 31.44% of equity, respectively.

(k)	For long credit default swaps, the Company sold protection.

(l)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(m)	For short credit default swaps, the Company purchased protection.

(n)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(o)	Notional value represents number of underlying shares times the closing price of the underlying security.

(p)	Every $1,000,000 in notional value represents one contract.

(q)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of December 31, 2014, 1,346 contracts were held.

(r)	Notional amount represents number of warrants.

(s)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(t)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(u)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(v)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(w)	Represents the option on the part of the Company to enter into a futures contract with a counterparty; as of December 31, 2014, 110 contracts were held.

(x)	Notional amount represents U.S. Dollars to be paid by the Company at the maturity of the forward contract.

(y)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(z)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	163.60%
A/A/A	0.98%
Baa/BBB/BBB	5.62%
Ba/BB/BB or below	80.65%
Unrated	24.61%

(aa)	The following table shows the Company's swap liabilities by dealer as a percentage of Total Equity:

Dealer/Parent Company	Percent of Equity
Affiliates of JP Morgan	(5.18)%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014(1)	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014(1)
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$25,739	$20,996	$52,252	$42,493
Other investment income	1,023	—	1,316	—
Total investment income	26,762	20,996	53,568	42,493
EXPENSES
Base management fee	2,920	2,368	5,872	4,733
Interest expense	2,867	2,416	5,853	5,043
Other investment related expenses	1,163	1,232	2,365	1,662
Professional fees	631	578	1,347	1,219
Administration fees	346	294	685	587
Compensation expense	312	345	679	672
Insurance expense	143	193	320	382
Directors' fees and expenses	59	57	133	130
Share-based LTIP expense	98	64	196	127
Other expenses	493	443	921	851
Total expenses	9,032	7,990	18,371	15,406
NET INVESTMENT INCOME	17,730	13,006	35,197	27,087
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	14,045	4,596	23,779	14,439
Financial derivatives, excluding currency forwards	(9,693)	(874)	(15,527)	826
Financial derivatives—currency forwards	(4,320)	57	1,476	(424)
Foreign currency transactions	729	(95)	1,462	252
	761	3,684	11,190	15,093
Change in net unrealized gain (loss) on:
Investments	(19,875)	9,803	(19,182)	9,656
Financial derivatives, excluding currency forwards	10,944	(5,384)	8,300	(7,987)
Financial derivatives—currency forwards	1,704	(387)	239	(224)
Foreign currency translation	1,959	482	(3,104)	417
	(5,268)	4,514	(13,747)	1,862
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(4,507)	8,198	(2,557)	16,955
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	13,223	21,204	32,640	44,042
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	71	257	227	460
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$13,152	$20,947	$32,413	$43,582
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.39	$0.81	$0.96	$1.69
(1) Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Six Month Period Ended June 30, 2015			Six Month Period Ended June 30, 2014
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2014 and 12/31/2013, respectively)	$782,155	$6,389	$788,544	$620,401	$5,648	$626,049
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			35,197			27,087
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			11,190			15,093
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(13,747)			1,862
Net increase in equity resulting from operations	32,413	227	32,640	43,582	460	44,042
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Shares issued in connection with incentive fee payment	—		—	309		309
Contributions from non-controlling interests		1,430	1,430		1,201	1,201
Dividends(1)	(44,044)	(274)	(44,318)	(39,814)	(326)	(40,140)
Distributions to non-controlling interests		(1,410)	(1,410)		(465)	(465)
Adjustment to non-controlling interest	—	—	—	(497)	497	—
Share-based LTIP awards	195	1	196	126	1	127
Net increase (decrease) in equity from transactions	(43,849)	(253)	(44,102)	(39,876)	908	(38,968)
Net increase (decrease) in equity	(11,436)	(26)	(11,462)	3,706	1,368	5,074
ENDING EQUITY (6/30/2015 and 6/30/2014, respectively)	$770,719	$6,363	$777,082	$624,107	$7,016	$631,123

(1)	For the six month periods ended June 30, 2015 and 2014, dividends totaling $1.30 and $1.54, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended
	June 30, 2015	June 30, 2014
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$32,640	$44,042
Cash flows provided by (used) in operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(11,150)	(15,037)
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	12,653	(1,867)
Amortization of premiums and accretion of discounts (net)	3,715	(5,597)
Purchase of investments	(1,886,733)	(1,055,747)
Proceeds from disposition of investments	2,037,393	1,025,495
Proceeds from principal payments of investments	151,590	73,060
Proceeds from investments sold short	1,502,793	874,768
Repurchase of investments sold short	(1,610,784)	(903,707)
Payments made to open financial derivatives	(100,601)	(15,491)
Proceeds received to close financial derivatives	123,495	26,994
Proceeds received to open financial derivatives	40,269	24,640
Payments made to close financial derivatives	(100,999)	(40,172)
Shares issued in connection with incentive fee payment	—	309
Share-based LTIP expense	196	127
(Increase) decrease in assets:
Repurchase agreements	118,213	(2,575)
Receivable for securities sold	39,979	69,839
Due from brokers	24,710	(27,292)
Interest and principal receivable	8,515	(787)
Other assets	(1,396)	11
Increase (decrease) in liabilities:
Due to brokers	14,449	7,717
Payable for securities purchased	(35,547)	(28,255)
Accounts payable and accrued expenses	(105)	272
Incentive fee payable	—	(3,091)
Other liabilities	13	—
Interest and dividends payable	(93)	755
Base management fee payable	(44)	4
Net cash provided by operating activities	363,171	48,415

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Month Period Ended
	June 30, 2015	June 30, 2014
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$1,430	$1,201
Offering costs paid	(30)	(47)
Dividends paid	(44,318)	(40,140)
Distributions to non-controlling interests	(1,410)	(465)
Principal payments on securitized debt	(102)	(86)
Borrowings under reverse repurchase agreements (1)	5,388,655	1,707,410
Repayments of reverse repurchase agreements (1)	(5,697,680)	(1,754,745)
Net cash used in financing activities	(353,455)	(86,872)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,716	(38,457)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,140	183,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,856	$145,032
Supplemental disclosure of cash flow information:
Interest paid	$6,119	$4,876
Shares issued in connection with incentive fee payment (non-cash)	$—	$309
Share-based LTIP awards (non-cash)	$196	$127
Aggregate TBA trade activity (buys + sells) (non-cash)	$17,246,523	$13,395,312
(1) Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The Company is a specialty finance company that primarily acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," residential mortgage loans, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, real property, and mortgage-related derivatives. The Company also invests in corporate debt and equity securities, collateralized loan obligations, or "CLOs," consumer loans and asset-backed securities, or "ABS," backed by consumer and commercial assets, non-mortgage-related derivatives and other financial assets, including private debt and equity investments in mortgage-related entities.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). The Company has determined that it meets the definition of an investment company under ASC 946. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. Additionally under ASC 946 the Company generally will not consolidate its interest in any company other than in its subsidiaries that qualify as investment companies under ASC 946. The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its subsidiaries. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, all material adjustments, considered necessary for a fair presentation of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are listed equities, exchange-traded derivatives, and cash equivalents;

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
For mortgage-backed securities, or "MBS," including To Be Announced MBS, or "TBAs," and CLOs, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Valuations for fixed rate MBS pass-throughs issued by a U.S. government agency or government-sponsored enterprise are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically designated as Level 2 assets, although Agency interest only and inverse interest only RMBS are currently designated as Level 3 assets since they generally have less price transparency. Non-Agency MBS and CLOs are generally classified as either Level 2 or Level 3 based on analysis of available market data such as recent trades, executable bids, and reported "market color." Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
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
Financial derivatives disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, credit default swaps on corporate bonds, interest rate swaps, total return swaps, futures, foreign currency forwards, options contracts, warrants, and loan purchase commitments.
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
(K) Investments in Operating Entities: The Company has made and may in the future make non-controlling investments in operating entities such as mortgage originators. Investments in such operating entities may be in the form of preferred and/or common equity, debt, or some other form of investment. The Company carries its investments in such entities at fair value. The impact of these investments and their results of operations are immaterial to the Company's financial condition and results of operations.

(L) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against shareholders' equity.
(M) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
(N) LTIP Units: Long term incentive plan units ("LTIP units") have been issued to the Company's dedicated or partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated or partially dedicated personnel and independent directors are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. Costs associated with LTIP units issued to the Manager are amortized over the vesting period in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The vesting periods for LTIP units issued under the Ellington Incentive Plan for Individuals (the "Individual LTIP") to dedicated or partially dedicated personnel are typically one year and can be up to two years. The vesting periods of Individual LTIP units are typically one year for independent directors.
(O) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties and consist of units convertible into the Company's common shares. Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests do not consist of units convertible into the Company's common shares. The Company adjusts the non-controlling interests owned by an affiliate of the Manager and certain related parties to align their carrying value with the share of total outstanding operating partnership units ("OP Units") issued by the Operating Partnership to the non-controlling interest. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 9 for further discussion of non-controlling interests.
(P) Dividends: Dividends payable by the Company are recorded on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(Q) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance decrease the total number of shares outstanding and issued.
(R) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of LTIP units which are participating securities, by the weighted average number of common shares outstanding calculated including LTIP units. Because the Company's LTIP units are participating securities, they are included in the calculation of basic and diluted EPS. OP Units relating to a non-controlling interest are also participating securities and, accordingly, are included in the calculation of both basic and diluted EPS.
(S) Foreign Currency: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Foreign currency transactions and Foreign currency translation, respectively, on the Consolidated Statement of Operations.
(T) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. As of June 30, 2015, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes, one of which intends to elect to be taxed as a real estate investment trust.
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
(U) Recent Accounting Pronouncements: In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). This amends ASC 860, Transfers and Servicing ("ASC 860"), to require disclosure of repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged under repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for interim and annual periods beginning after December 15, 2014. The adoption of ASC 860, as amended by ASU 2014-11 did not have a material impact on the Company's consolidated financial statements.
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
3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at June 30, 2015:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$50,000	$—	$—	$50,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,119,020	$30,385	$1,149,405
Private label residential mortgage-backed securities	—	225,753	160,046	385,799
Private label commercial mortgage-backed securities	—	—	49,834	49,834
Commercial mortgage loans	—	—	55,310	55,310
Residential mortgage loans	—	—	20,929	20,929
Collateralized loan obligations	—	—	98,388	98,388
Consumer loans and asset-backed securities backed by consumer loans	—	—	52,457	52,457
Corporate debt	—	—	26,278	26,278
Real estate owned	—	—	9,502	9,502
Private corporate equity investments	—	—	22,349	22,349
Total investments, at fair value	—	1,344,773	525,478	1,870,251
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	9,449	9,449
Credit default swaps on corporate bond indices	—	61,542	—	61,542
Credit default swaps on asset-backed indices	—	2,594	—	2,594
Interest rate swaps	—	15,021	—	15,021
Total return swaps	—	1	247	248

Description	Level 1	Level 2	Level 3	Total
Assets (continued):	(In thousands)
Swaptions	$—	$719	$—	$719
Options	—	564	—	564
Futures	236	—	—	236
Forwards	—	1,192	—	1,192
Warrants	—	—	100	100
Total financial derivatives–assets, at fair value	236	81,633	9,796	91,665
Repurchase agreements	—	53,788	—	53,788
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$236	$1,480,194	$535,274	$2,015,704
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(1,119,975)	$—	$(1,119,975)
Government debt	—	(63,409)	—	(63,409)
Total investments sold short, at fair value	—	(1,183,384)	—	(1,183,384)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(24,400)	—	(24,400)
Credit default swaps on corporate bonds	—	(320)	—	(320)
Credit default swaps on asset-backed indices	—	(6,507)	—	(6,507)
Credit default swaps on asset-backed securities	—	—	(280)	(280)
Interest rate swaps	—	(9,303)	—	(9,303)
Total return swaps	—	(16)	(1,903)	(1,919)
Options	—	(1,334)	—	(1,334)
Swaptions	—	(664)	—	(664)
Futures	(633)	—	—	(633)
Forwards	—	(205)	—	(205)
Loan purchase commitments	—	—	—	—
Total financial derivatives–liabilities, at fair value	(633)	(42,749)	(2,183)	(45,565)
Securitized debt(1)	—	—	(655)	(655)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(633)	$(1,226,133)	$(2,838)	$(1,229,604)

(1)
The asset subject to the resecuritization had a fair value of $2.1 million as of June 30, 2015, which is included on the Consolidated Schedule of Investments under Principal and Interest – Private Label Securities.

There were no transfers of financial instruments between Level 1 and Level 2 during the six month period ended June 30, 2015.
As of June 30, 2015, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $12.0 million.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$107,222	Market Quotes	Non Binding Third-Party Valuation	$1.79	$117.41	$68.87
Collateralized loan obligations	87,996	Market Quotes	Non Binding Third-Party Valuation	$22.15	$134.50	$95.92
Private label residential mortgage-backed securities	52,169	Discounted Cash Flows	Yield	6.2%	45.8%	11.3%
			Projected Collateral Prepayments	7.2%	75.4%	36.8%
			Projected Collateral Losses	2.8%	31.6%	15.7%
			Projected Collateral Recoveries	3.2%	18.4%	10.8%
			Projected Collateral Scheduled Amortization	7.5%	70.8%	36.7%
						100.0%
Private label commercial mortgage-backed securities	17,456	Discounted Cash Flows	Yield	11.7%	36.9%	20.2%
			Projected Collateral Losses	0.0%	4.3%	1.1%
			Projected Collateral Recoveries	0.0%	18.2%	4.5%
			Projected Collateral Scheduled Amortization	77.5%	100.0%	94.4%
						100.0%
Corporate debt and non-exchange traded corporate equity	24,023	Market Quotes	Non Binding Third-Party Valuation	$4.33	$150.00	$74.47
Corporate debt and warrants	8,500	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
Collateralized loan obligations	10,392	Discounted Cash Flows	Yield	6.7%	60.4%	28.6%
			Projected Collateral Prepayments	40.7%	70.4%	54.3%
			Projected Collateral Losses	1.9%	26.6%	13.3%
			Projected Collateral Recoveries	0.9%	10.9%	5.7%
			Projected Collateral Scheduled Amortization	20.4%	34.1%	26.7%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	52,457	Discounted Cash Flows	Yield	6.8%	17.0%	11.6%
Private label commercial mortgage-backed securities	32,378	Market Quotes	Non Binding Third-Party Valuation	$5.60	$98.06	$51.82
Performing commercial mortgage loans	43,900	Discounted Cash Flows	Yield	9.8%	17.8%	11.9%
Non-performing commercial mortgage loans	11,410	Discounted Cash Flows	Yield	12.4%	16.1%	14.0%
			Months to Resolution	3.0	10.5	7.3
Non-performing residential mortgage loan pools and real estate owned	30,431	Discounted Cash Flows	Yield	6.1%	12.0%	7.3%
			Months to Resolution	4.1	109.7	27.4

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Agency interest only residential mortgage-backed securities	$26,390	Market Quotes	Non Binding Third-Party Valuation	$3.33	$23.21	$12.05
Agency interest only residential mortgage-backed securities	3,995	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	(186)	780	596
			Projected Collateral Prepayments	21.4%	100.0%	68.0%
			Projected Collateral Scheduled Amortization	0.0%	78.6%	32.0%
						100.0%
Credit default swaps on asset-backed securities	9,169	Net Discounted Cash Flows	Projected Collateral Prepayments	26.1%	57.1%	31.4%
			Projected Collateral Losses	15.4%	36.4%	28.1%
			Projected Collateral Recoveries	7.0%	17.4%	12.9%
			Projected Collateral Scheduled Amortization	16.5%	31.9%	27.6%
						100.0%
Total return swaps	(1,656)	Market Quotes	Non Binding Third-Party Valuation (3)	$50.33	$100.75	$60.90
Non-exchange traded equity investments in commercial mortgage-related private partnerships	10,966	Discounted Cash Flows	Yield	10.0%	16.0%	12.0%
			Expected Holding Period (Months)	12.0	20.9	14.3
Non-exchange traded preferred and common equity investment in mortgage-related entities	5,238	Recent Transactions	Transaction Price/Enterprise Value	N/A	N/A	N/A

(1)	Includes securitized debt with a fair value of $0.7 million as of June 30, 2015.

(2)	Shown in basis points.

(3)	Represents valuations on underlying assets.
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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(2)	$100,000	$—	$—	$100,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,258,699	$31,385	$1,290,084
U.S. Treasury securities	—	1,636	—	1,636
Private label residential mortgage-backed securities	—	284,748	274,369	559,117
Private label commercial mortgage-backed securities	—	—	53,311	53,311
Commercial mortgage loans	—	—	28,309	28,309
Residential mortgage loans	—	—	27,482	27,482
Collateralized loan obligations(2)	—	—	121,994	121,994
Consumer loans and asset-backed securities backed by consumer loans(2)	—	—	24,294	24,294
Corporate debt	—	—	42,708	42,708
Real estate owned	—	—	8,635	8,635
Private corporate equity investments	—	—	14,512	14,512
Total investments, at fair value	—	1,545,083	626,999	2,172,082
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	11,387	11,387
Credit default swaps on corporate bond indices	—	35,865	—	35,865
Credit default swaps on asset-backed indices	—	1,881	—	1,881
Interest rate swaps	—	28,654	—	28,654
Total return swaps	—	8	—	8
Swaptions	—	344	—	344
Options	—	645	—	645
Futures	261	—	—	261
Forwards	—	884	—	884
Warrants	—	—	100	100
Total financial derivatives–assets, at fair value	261	68,281	11,487	80,029
Repurchase agreements	—	172,001	—	172,001
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$261	$1,785,365	$638,486	$2,424,112
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(1,209,539)	$—	$(1,209,539)
Government debt	—	(55,315)	—	(55,315)
Common stock	(26,516)	—	—	(26,516)
Total investments sold short, at fair value	(26,516)	(1,264,854)	—	(1,291,370)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(28,588)	—	(28,588)
Credit default swaps on corporate bonds	—	(2,953)	—	(2,953)
Credit default swaps on asset-backed indices	—	(4,410)	—	(4,410)
Credit default swaps on asset-backed securities	—	—	(239)	(239)

Description	Level 1	Level 2	Level 3	Total
Financial derivatives–liabilities, at fair value (continued)-
Interest rate swaps	$—	$(29,405)	$—	$(29,405)
Total return swaps	—	(21)	—	(21)
Options	—	(146)	—	(146)
Swaptions	—	(137)	—	(137)
Futures	(81)	—	—	(81)
Forwards	—	(136)	—	(136)
Total financial derivatives–liabilities, at fair value	(81)	(65,796)	(239)	(66,116)
Securitized debt(1)	—	—	(774)	(774)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(26,597)	$(1,330,650)	$(1,013)	$(1,358,260)

(1)
The asset subject to the resecuritization had a fair value of $2.2 million as of December 31, 2014, which is included on the Consolidated Schedule of Investments under Principal and Interest – Private Label Securities.

(2)	Conformed to current period presentation.
There were no transfers of financial instruments between Level 1 and Level 2 during the year ended December 31, 2014.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$201,373	Market Quotes	Non Binding Third-Party Valuation	$1.83	$119.58	$73.58
Collateralized loan obligations(3)	121,674	Market Quotes	Non Binding Third-Party Valuation	21.50	137.00	94.85
Asset-backed securities backed by consumer loans(3)	1,344	Market Quotes	Non Binding Third-Party Valuation	100.00	100.00	100.00
Private label residential mortgage-backed securities	72,222	Discounted Cash Flows	Yield	3.0%	13.6%	7.0%
			Projected Collateral Prepayments	6.7%	100.0%	45.6%
			Projected Collateral Losses	0.0%	44.5%	11.3%
			Projected Collateral Recoveries	0.0%	22.4%	8.0%
			Projected Collateral Scheduled Amortization	0.0%	86.4%	35.1%
						100.0%
Private label commercial mortgage-backed securities	12,392	Discounted Cash Flows	Yield	12.0%	51.1%	23.7%
			Projected Collateral Losses	0.1%	2.5%	0.7%
			Projected Collateral Recoveries	0.9%	13.5%	6.2%
			Projected Collateral Scheduled Amortization	85.3%	99.0%	93.1%
						100.0%
Corporate debt, non-exchange traded corporate equity, and warrants	45,668	Discounted Cash Flows	Yield	7.5%	24.3%	13.3%
			Non Binding Third-Party Valuation	73.00	108.00	95.08

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Collateralized loan obligations(3)	$320	Discounted Cash Flows	Yield	14.4%	14.4%	14.4%
			Projected Collateral Prepayments	62.7%	62.7%	62.7%
			Projected Collateral Losses	4.0%	4.0%	4.0%
			Projected Collateral Recoveries	1.7%	1.7%	1.7%
			Projected Collateral Scheduled Amortization	31.6%	31.6%	31.6%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans(3)	22,950	Discounted Cash Flows	Yield	0.0%	12.0%	9.1%
Private label commercial mortgage-backed securities	40,919	Market Quotes	Non Binding Third-Party Valuation	$5.62	$103.25	$66.56
Performing commercial mortgage loans	21,328	Discounted Cash Flows	Yield	9.2%	13.1%	10.3%
Non-performing commercial mortgage loans	6,981	Discounted Cash Flows	Yield	15.3%	20.1%	16.4%
			Months to Resolution	0.5	10.5	8.2
Non-performing residential mortgage loan pools and real estate owned	36,117	Discounted Cash Flows	Yield	6.1%	12.0%	7.3%
			Months to Resolution	4.1	79.1	24.6
Agency interest only residential mortgage-backed securities	22,928	Market Quotes	Non Binding Third-Party Valuation	$3.62	$24.86	$11.38
Agency interest only residential mortgage-backed securities	8,457	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	(154)	1,796	359
			Projected Collateral Prepayments	50.2%	100.0%	75.5%
			Projected Collateral Scheduled Amortization	0.0%	49.8%	24.5%
						100.0%
Credit default swaps on asset-backed securities	11,148	Net Discounted Cash Flows	Projected Collateral Prepayments	17.8%	55.8%	32.5%
			Projected Collateral Losses	16.5%	37.7%	29.7%
			Projected Collateral Recoveries	7.7%	18.5%	12.8%
			Projected Collateral Scheduled Amortization	15.9%	43.4%	25.0%
						100.0%
Non-exchange traded preferred equity investment in commercial mortgage-related private partnership	6,241	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
			Expected Holding Period (Months)	17	17	17
Non-exchange traded preferred and common equity investment in mortgage-related entities	5,411	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Includes securitized debt with a fair value of $0.8 million as of December 31, 2014.

(2)	Shown in basis points.

(3)	Conformed to current period presentation.
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
The tables below include a roll-forward of the Company's financial instruments for the three and six month periods ended June 30, 2015 and 2014 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended June 30, 2015

(In thousands)	Ending Balance as of March 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$26,335	$(1,941)	$—	$1,604	$6,317	$(1,930)	$—	$—	$30,385
Private label residential mortgage-backed securities	169,371	1,824	4,423	(40)	40,761	(55,420)	20,165	(21,038)	160,046
Private label commercial mortgage-backed securities	52,214	556	(91)	(792)	4,538	(6,591)	—	—	49,834
Commercial mortgage loans	38,918	736	—	(637)	26,519	(10,226)	—	—	55,310
Residential mortgage loans	30,845	405	1,422	(215)	3,782	(15,310)	—	—	20,929
Collateralized loan obligations	88,847	149	(819)	252	39,110	(29,151)	—	—	98,388
Consumer loans and asset-backed securities backed by consumer loans	34,773	(1,701)	—	225	25,082	(5,922)	—	—	52,457
Corporate debt	31,836	16	(78)	(1,809)	1,025	(4,712)	—	—	26,278
Real estate owned	9,070	—	164	(10)	2,774	(2,496)	—	—	9,502
Private corporate equity investments	21,300	—	115	268	1,116	(450)	—	—	22,349
Total investments, at fair value	503,509	44	5,136	(1,154)	151,024	(132,208)	20,165	(21,038)	525,478
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	10,809	—	(1,563)	1,056	3	(856)	—	—	9,449
Total return swaps	118	—	285	130	21	(307)	—	—	247
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	11,027	—	(1,278)	1,186	24	(1,163)	—	—	9,796
Total investments and financial derivatives–assets, at fair value	$514,536	$44	$3,858	$32	$151,048	$(133,371)	$20,165	$(21,038)	$535,274

(In thousands)	Ending Balance as of March 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2015
(continued)
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(239)	$—	$(23)	$(41)	$—	$23	$—	$—	$(280)
Total return swaps	(307)	—	353	(1,596)	(353)	—	—	—	(1,903)
Total financial derivatives– liabilities, at fair value	(546)	—	330	(1,637)	(353)	23	—	—	(2,183)
Securitized debt:
Securitized debt	(669)	—	—	1	13	—	—	—	(655)
Total securitized debt	(669)	—	—	1	13	—	—	—	(655)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,215)	$—	$330	$(1,636)	$(340)	$23	$—	$—	$(2,838)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2015. For Level 3 financial instruments held by the Company at June 30, 2015, change in net unrealized gain (loss) of $(0.6) million, $1.2 million, $(1.7) million, and $1 thousand, for the three month period ended June 30, 2015 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
As of June 30, 2015, the Company transferred $21.0 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, as of June 30, 2015, the Company transferred $20.2 million of non-Agency RMBS from Level 2 to Level 3. These securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Three Month Period Ended June 30, 2014

(In thousands)	Ending Balance as of March 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$41,375	$(2,045)	$135	$(728)	$—	$(2,497)	$—	$—	$36,240
Private label residential mortgage-backed securities	490,083	5,203	7,718	3,516	64,639	(85,257)	—	—	485,902
Private label commercial mortgage-backed securities	32,645	147	3,518	(1,979)	28,400	(34,684)	—	—	28,047
Commercial mortgage loans	44,005	521	871	169	3,980	(12,131)	—	—	37,415
Residential mortgage loans	23,566	—	359	1,214	1,695	(3,463)	—	—	23,371
Collateralized loan obligations	47,458	(812)	450	(492)	40,300	(5,589)	—	—	81,315
Real estate owned	97	—	(10)	(13)	1,658	(91)	—	—	1,641
Total investments, at fair value	679,229	3,014	13,041	1,687	140,672	(143,712)	—	—	693,931

(In thousands)	Ending Balance as of March 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2014
(continued)
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	15,174	—	(467)	586	417	(1,548)	—	—	14,162
Total financial derivatives– assets, at fair value	15,174	—	(467)	586	417	(1,548)	—	—	14,162
Total investments and financial derivatives–assets, at fair value	$694,403	$3,014	$12,574	$2,273	$141,089	$(145,260)	$—	$—	$708,093
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(20)	$—	$—	$20	$—	$—	$(350)
Total financial derivatives– liabilities, at fair value	(350)	—	(20)	—	—	20	—	—	(350)
Securitized debt:
Securitized debt	(983)	(5)	—	1	62	—	—	—	(925)
Total securitized debt	(983)	(5)	—	1	62	—	—	—	(925)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(5)	$(20)	$1	$62	$20	$—	$—	$(1,275)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2014. For Level 3 financial instruments held by the Company at June 30, 2014, change in net unrealized gain (loss) of $6.0 million, $0.6 million, and $1 thousand for the three month period ended June 30, 2014 relate to investments, financial derivatives–assets, and securitized debt, respectively.

Six Month Period Ended June 30, 2015

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$31,385	$(3,947)	$472	$1,508	$7,506	$(6,539)	$—	$—	$30,385
Private label residential mortgage-backed securities	274,369	4,692	11,397	(3,889)	58,464	(113,848)	6,490	(77,629)	160,046
Private label commercial mortgage-backed securities	53,311	1,928	523	(2,692)	20,132	(23,368)	—	—	49,834
Commercial mortgage loans	28,309	1,275	—	(620)	50,810	(24,464)	—	—	55,310
Residential mortgage loans	27,482	848	1,664	(70)	9,758	(18,753)	—	—	20,929
Collateralized loan obligations	123,338	(4,473)	(48)	(1,453)	49,587	(68,563)	—	—	98,388
Consumer loans and asset-backed securities backed by consumer loans	22,950	(3,419)	—	776	41,139	(8,989)	—	—	52,457
Corporate debt	42,708	47	108	(2,390)	12,630	(26,825)	—	—	26,278
Real estate owned	8,635	—	248	527	5,245	(5,153)	—	—	9,502
Private corporate equity investments	14,512	—	116	498	7,688	(465)	—	—	22,349
Total investments, at fair value	626,999	(3,049)	14,480	(7,805)	262,959	(296,967)	6,490	(77,629)	525,478
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	11,387	—	(1,162)	701	25	(1,502)	—	—	9,449
Total return swaps	—	—	285	248	21	(307)	—	—	247
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	11,487	—	(877)	949	46	(1,809)	—	—	9,796
Total investments and financial derivatives–assets, at fair value	$638,486	$(3,049)	$13,603	$(6,856)	$263,005	$(298,776)	$6,490	$(77,629)	$535,274
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(239)	$—	$(42)	$(41)	$—	$42	$—	$—	$(280)
Total return swaps	—	—	353	(1,903)	(353)	—	—	—	(1,903)
Total financial derivatives– liabilities, at fair value	(239)	—	311	(1,944)	(353)	42	—	—	(2,183)
Securitized debt:
Securitized debt	(774)	(2)	—	20	101	—	—	—	(655)
Total securitized debt	(774)	(2)	—	20	101	—	—	—	(655)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,013)	$(2)	$311	$(1,924)	$(252)	$42	$—	$—	$(2,838)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2015. For Level 3 financial instruments held by the Company at June 30, 2015, change in net unrealized gain (loss) of $(1.0) million, $1.0 million, $(1.9) million, and $20 thousand, for the six month period ended June 30, 2015 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
As of June 30, 2015, the Company transferred $77.6 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, as of June 30, 2015, the Company transferred $6.5 million of non-Agency RMBS from Level 2 to Level 3. Since year end, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Six Month Period Ended June 30, 2014

(In thousands)	Ending Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$40,504	$(4,334)	$170	$23	$2,554	$(2,677)	$—	$—	$36,240
Private label residential mortgage-backed securities	580,772	10,589	31,178	(9,336)	154,223	(281,524)	—	—	485,902
Private label commercial mortgage-backed securities	32,994	352	4,391	(464)	66,169	(75,395)	—	—	28,047
Commercial mortgage loans	23,887	1,084	872	(291)	24,004	(12,141)	—	—	37,415
Residential mortgage loans	24,062	—	377	954	1,695	(3,717)	—	—	23,371
Collateralized loan obligations	38,069	(654)	354	56	54,187	(10,697)	—	—	81,315
Real estate owned	—	—	(10)	(17)	1,759	(91)	—	—	1,641
Total investments, at fair value	740,288	7,037	37,332	(9,075)	304,591	(386,242)	—	—	693,931
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	16,646	—	724	(625)	456	(3,039)	—	—	14,162
Total financial derivatives– assets, at fair value	16,646	—	724	(625)	456	(3,039)	—	—	14,162
Total investments and financial derivatives–assets, at fair value	$756,934	$7,037	$38,056	$(9,700)	$305,047	$(389,281)	$—	$—	$708,093
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(39)	$—	$—	$39	$—	$—	$(350)
Total financial derivatives– liabilities, at fair value	(350)	—	(39)	—	—	39	—	—	(350)
Securitized debt:
Securitized debt	(983)	(12)	—	(16)	86	—	—	—	(925)
Total securitized debt	(983)	(12)	—	(16)	86	—	—	—	(925)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(12)	$(39)	$(16)	$86	$39	$—	$—	$(1,275)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2014. For Level 3 financial instruments held by the Company at June 30, 2014, change in net unrealized gain (loss) of $6.2 million, $(1.5) million, and $(16) thousand for the six month period ended June 30, 2014 relate to investments, financial derivatives–assets, and securitized debt, respectively.

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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $25,090 and $71,598, respectively)	$24,933	$72,410
Receivable for securities sold relating to unsettled TBA sales	1,122,026	1,205,779
Liabilities:
TBA securities sold short, at fair value (Current principal: -$1,063,670 and -$1,135,218, respectively)	$(1,119,975)	$(1,209,539)
Payable for securities purchased relating to unsettled TBA purchases	(24,964)	(71,832)
Net short TBA securities, at fair value	(1,095,042)	(1,137,129)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and six month periods ended June 30, 2015 and 2014 are summarized in the tables below:
Three and Six Month Periods Ended June 30, 2015:

		Three Month Period Ended June 30, 2015		Six Month Period Ended June 30, 2015
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)(1)	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)(1)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(1,563)	$1,056	$(1,162)	$701
Credit default swaps on asset-backed indices	Credit	(616)	588	(390)	(664)
Credit default swaps on corporate bond indices	Credit	1,736	(2,273)	(1,277)	(1,445)
Total return swaps	Equity Market/Credit	2,256	130	4,066	240
Interest rate swaps	Interest Rates	7,521	(7,955)	26,980	(14,943)
Futures	Interest Rates/Equity Market	853	(781)	3,251	43
Forwards	Currency	235	1,191	7,520	308
Other	Credit/ Interest Rates	3,172	729	(88)	1,289
		13,594	(7,315)	38,900	(14,471)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(23)	(41)	(42)	(41)
Credit default swaps on asset-backed indices	Credit	(28)	2	117	208
Credit default swaps on corporate bond indices	Credit	(2,607)	4,773	(483)	2,116
Credit default swaps on corporate bonds	Credit	(271)	292	(939)	777
Total return swaps	Equity Market/Credit	(6,173)	(1,594)	(6,631)	(1,897)
Interest rate swaps(2)	Interest Rates	(10,731)	16,419	(35,928)	20,740
Futures	Interest Rates/Equity Market	(752)	(209)	(784)	(620)
Forwards	Currency	(4,555)	513	(6,044)	(69)
Other	Credit/ Interest Rates	(2,467)	709	(2,217)	1,657
		(27,607)	20,864	(52,951)	22,871
Total		$(14,013)	$13,549	$(14,051)	$8,400

(1)
Includes foreign currency translation on derivatives in the amount of $0.9 million and $0.1 million, for the three and six month periods ended June 30, 2015, respectively, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

(2)	Includes a $1.5 million reimbursement from a third party.

Three and Six Month Periods Ended June 30, 2014:

		Three Month Period Ended June 30, 2014		Six Month Period Ended June 30, 2014
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(467)	$586	$724	$(625)
Credit default swaps on asset-backed indices	Credit	(814)	(106)	(2,116)	39
Credit default swaps on corporate bond indices	Credit	1,460	(460)	2,112	(775)
Total return swaps	Equity Market	1,842	10	7,767	20
Interest rate swaps	Interest Rates	(1,520)	1,949	(48)	(4,131)
Futures	Interest Rates	926	138	966	2,573
Forwards	Currency	494	(115)	505	52
Other	Credit/ Interest Rates	55	313	108	601
		1,976	2,315	10,018	(2,246)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(20)	—	(39)	—
Credit default swaps on asset-backed indices	Credit	(161)	361	2,442	(1,125)
Credit default swaps on corporate bond indices	Credit	(1,956)	(656)	(5,760)	3,915
Credit default swaps on corporate bonds	Credit	140	(225)	140	(225)
Total return swaps	Equity Market	442	(12)	(975)	24
Interest rate swaps	Interest Rates	(92)	(7,244)	(3,856)	(7,713)
Futures	Interest Rates	(153)	(197)	(26)	(335)
Forwards	Currency	(437)	(272)	(929)	(276)
Other	Credit/ Interest Rates	(556)	159	(613)	(230)
		(2,793)	(8,086)	(9,616)	(5,965)
Total		$(817)	$(5,771)	$402	$(8,211)
The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six month period ended June 30, 2015 and the year ended December 31, 2014:

Derivative Type	Six Month Period Ended June 30, 2015	Year Ended December 31, 2014
	(In thousands)
Interest rate swaps	$2,716,471	$2,227,315
Credit default swaps	785,522	552,411
Total return swaps	201,734	55,108
Futures	1,046,384	738,830
Options	693,320	926,369
Forwards	77,054	42,143
Warrants	1,554	120
Loan purchase commitments	240	—
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2015 and December 31, 2014, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at June 30, 2015 and December 31, 2014, are summarized below:

Credit Derivatives	Amount at June 30, 2015	Amount at December 31, 2014
(In thousands)
Fair Value of Written Credit Derivatives, Net	$55,097	$27,741
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(2,914)	$(3,287)
Notional Amount of Written Credit Derivatives (2)	$(493,986)	$(341,014)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$40,728	$54,874

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at both June 30, 2015 and December 31, 2014, periodic payment rates ranged between 15 and 500 basis points. Total net up-front payments received relating to written credit derivatives outstanding at June 30, 2015 and December 31, 2014 were $56.9 million and $28.9 million, respectively.
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
In September 2014, the Company entered into a $150 million "non-mark-to-market" reverse repo facility which provides financing for certain types of non-Agency assets. In March 2016 the facility converts to a rolling facility with a six month cancellation notice period and automatic termination in September 2017. Under the terms of the facility, no additional collateral is required to be posted by the Company based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount outstanding under the facility.
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with seventeen counterparties as of June 30, 2015 and sixteen counterparties as of December 31, 2014.
At June 30, 2015, approximately 30% of open reverse repurchase agreements were with one counterparty. At December 31, 2014, approximately 23% of open reverse repurchase agreements were with one counterparty. As of June 30, 2015 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 6 to 450 days and from 2 to 631 days as of December 31, 2014. Interest rates on the Company's open reverse repurchase agreements ranged from 0.00% to 2.54% as of June 30, 2015 and from (1.50)% to 2.42% as of December 31, 2014. The negative interest rate at December 31, 2014 was related to reverse repurchase agreements on U.S. Treasury securities.
The following table details the Company's outstanding borrowings under reverse repurchase agreements by remaining maturity as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
30 Days or Less	$163,608	0.70%	16	$715,194	0.22%	14
31-60 Days	140,488	0.65%	47	322,874	0.52%	44
61-90 Days	260,762	0.57%	76	289,276	0.52%	71
91-120 Days	206,113	0.47%	107	—	—%	—
121-150 Days	145,900	0.49%	136	21,236	2.03%	139
151-180 Days	312,866	0.59%	164	123,484	1.25%	162
181-360 Days	21,143	2.54%	347	47,768	0.85%	274
>360 Days	109,528	2.44%	450	149,601	2.41%	631
	$1,360,408	0.76%	132	$1,669,433	0.65%	105
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are reverse repurchase agreements that the Company may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end in the amount of $23.5 million and $50.1 million as of June 30, 2015 and December 31, 2014, respectively. Of our total borrowings outstanding as of June 30, 2015, approximately $1.091 billion relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, CLOs, and corporate debt. Of our total borrowings outstanding as of December 31, 2014, approximately $1.146 billion relates to our Agency holdings. The remaining outstanding borrowings relate to our non-Agency MBS, CLOs, and corporate debt.
As of June 30, 2015 and December 31, 2014, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.56 billion and $1.93 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2015 include investments in the amount of $34.7 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $38.4 million and additional securities with a fair value of $17.0 million as of June 30, 2015 as a result of margin calls from various counterparties. Collateral transferred under outstanding borrowings as of December 31, 2014 include investments in the amount of $145.5 million that were sold prior to period end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $14.2 million and additional securities with a fair value of $12.5 million as of December 31, 2014 as a result of margin calls from various counterparties.

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
Summary information—For the three month periods ended June 30, 2015 and 2014, the total base management fee incurred was $2.9 million and $2.4 million, respectively. For the six month periods ended June 30, 2015 and 2014, the total base management fee incurred was $5.9 million and $4.7 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2015 there was no Loss Carryforward.
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
Summary information—The Company did not incur any expense for incentive fees for the three or six month periods ended June 30, 2015 and 2014, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.

8. Long-Term Incentive Plan Units
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for both the three month periods ended June 30, 2015 and 2014 was $0.1 million. Total expense associated with Individual LTIPs for the six month periods ended June 30, 2015 and 2014 was $0.2 million and $0.1 million, respectively.
Detailed below is a roll-forward of the Company's LTIP units outstanding for the three and six month periods ended June 30, 2015 and 2014:

	Three Month Period Ended June 30, 2015			Three Month Period Ended June 30, 2014
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (3/31/2015 and 3/31/2014, respectively)	375,000	54,314	429,314	375,000	36,052	411,052
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2015 and 6/30/2014, respectively)	375,000	54,314	429,314	375,000	36,052	411,052
LTIP Units Vested and Outstanding (6/30/2015 and 6/30/2014, respectively)	375,000	29,859	404,859	375,000	20,314	395,314

	Six Month Period Ended June 30, 2015			Six Month Period Ended June 30, 2014
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2014 and 12/31/2013, respectively)	375,000	54,314	429,314	375,000	36,052	411,052
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2015 and 6/30/2014, respectively)	375,000	54,314	429,314	375,000	36,052	411,052
LTIP Units Vested and Outstanding (6/30/2015 and 6/30/2014, respectively)	375,000	29,859	404,859	375,000	20,314	395,314
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of June 30, 2015, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain distressed commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2015 these joint venture partners' interests in subsidiaries of the Company were $1.5 million, representing an approximately 5% interest in such subsidiaries.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.

10. Common Share Capitalization
During the three month periods ended June 30, 2015 and 2014, the Board of Directors authorized dividends totaling $0.65 per share and $0.77 per share, respectively. Total dividends paid during the three month periods ended June 30, 2015 and 2014 were $22.2 million and $20.1 million, respectively. During the six month periods ended June 30, 2015 and 2014, the Board of Directors authorized dividends totaling $1.30 per share and $1.54 per share, respectively. Total dividends paid during the six month periods ended June 30, 2015 and 2014 were $44.3 million and $40.1 million, respectively.
Detailed below is a roll-forward of the Company's common shares outstanding for the three and six month periods ended June 30, 2015 and 2014:

	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
Common Shares Outstanding (3/31/2015, 3/31/2014, 12/31/2014, and 12/31/2013, respectively)	33,449,678	25,441,750	33,449,678	25,428,186
Share Activity:
Shares issued in connection with incentive fee payment	—	—	—	13,564
Common Shares Outstanding (6/30/2015, 6/30/2014, 6/30/2015, and 6/30/2014, respectively)	33,449,678	25,441,750	33,449,678	25,441,750
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of June 30, 2015 and 2014, the Company's issued and outstanding common shares would increase to 34,090,992 and 26,064,802 shares, respectively.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2015	2014	2015	2014
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$13,152	$20,947	$32,413	$43,582
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	82	172	202	357
Net increase in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	13,234	21,119	32,615	43,939
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	12,985	20,614	32,002	42,889
Net increase in shareholders' equity resulting from operations– LTIP units	167	333	411	693
Dividends Paid(2):
Common shareholders	(21,742)	(19,590)	(43,486)	(39,180)
LTIP unit holders	(279)	(317)	(558)	(633)
Non-controlling interest	(138)	(163)	(274)	(327)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(22,159)	(20,070)	(44,318)	(40,140)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(8,757)	1,024	(11,484)	3,709
LTIP unit holders	(112)	16	(147)	60
Non-controlling interest	(56)	9	(72)	30
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(8,925)	$1,049	$(11,703)	$3,799
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	33,449,678	25,441,750	33,449,678	25,438,677
Weighted average participating LTIP units	429,314	411,052	429,314	411,052
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.65	$0.77	$1.30	$1.54
Undistributed (Distributed in excess of)	(0.26)	0.04	(0.34)	0.15
	$0.39	$0.81	$0.96	$1.69
Diluted earnings per common share:
Distributed	$0.65	$0.77	$1.30	$1.54
Undistributed (Distributed in excess of)	(0.26)	0.04	(0.34)	0.15
	$0.39	$0.81	$0.96	$1.69

(1)
For the three month periods ended June 30, 2015 and 2014, excludes net increase (decrease) in equity resulting from operations of $(11) thousand and $85 thousand, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9. For the six month periods ended June 30, 2015 and 2014, excludes net increase in equity resulting from operations of $25 thousand and $103 thousand, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.

12. Counterparty Risk
As of June 30, 2015, investments with an aggregate value of approximately $1.58 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $34.7 million that were sold prior to period end but for which such sale had not yet settled as of June 30, 2015.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.58 billion in collateral for various reverse repurchase agreements as of June 30, 2015. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $101.6 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	28%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of June 30, 2015:

Dealer	% of Total Due from Brokers
Wells Fargo Bank N.A.	26%
Morgan Stanley	24%
J.P. Morgan Securities Inc.	18%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of June 30, 2015:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	24%
Morgan Stanley	23%
Citigroup	18%
In addition the Company held cash and cash equivalents of $123.9 million and $114.1 million as of June 30, 2015 and December 31, 2014, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	June 30, 2015	December 31, 2014
Bank of New York Mellon Corporation	59%	11%
BlackRock Liquidity TempFund	40%	88%
US Bank	1%	1%
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

The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2015 and December 31, 2014. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$91,665	$(35,719)	$—	$(29,777)	$26,169
Repurchase agreements	53,788	(53,788)	—	—	—
Liabilities
Financial derivatives–liabilities	(45,565)	35,719	—	9,788	(58)
Reverse repurchase agreements	(1,360,408)	53,788	1,268,227	38,393	—
December 31, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$80,029	$(40,671)	$—	$(5,578)	$33,780
Repurchase agreements	172,001	(172,001)	—	—	—
Liabilities
Financial derivatives–liabilities	(66,116)	26,758	—	17,393	(21,965)
Reverse repurchase agreements	(1,669,433)	172,001	1,483,187	14,245	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of June 30, 2015 and December 31, 2014 were $1.58 billion and $1.94 billion, respectively. As of June 30, 2015 and December 31, 2014, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $30.5 million and $22.7 million, respectively. As of June 30, 2015 and December 31, 2014, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $28.7 million and $23.2 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2015 and December 31, 2014.

The Company has entered into a purchase agreement whereby it has committed to purchase newly issued consumer loans originated by a third party over a term that expires in November 2015. As of June 30, 2015, the Company's remaining purchase commitment in connection with the purchase agreement is $32.3 million in total principal balance.
The Company has entered into a flow consumer loan purchase and sale agreement, open-ended in duration, with a third party whereby the Company has committed to purchase up to $100 million of eligible consumer loans. As of June 30, 2015, the Company has purchased $1.4 million in eligible consumer loans under this agreement.
Commitments and Contingencies Related to Investments in Mortgage Originators
As of June 30, 2015, the Company had non-controlling investments in three mortgage originators. In connection with its investments, the Company has outstanding commitments and contingencies as described below.
The Company has a commitment related to a mortgage originator in which the Company owns a subordinated debt interest. The Company has committed to make up to $4.0 million of additional subordinated debt investments subject to the satisfaction of certain requirements by the borrower and to the extent the borrower requests to increase its borrowings. The borrower can request up to $2.0 million on or before December 31, 2015 and the remaining $2.0 million on or before June 12, 2016. In June 2015, the Company entered into a flow mortgage loan purchase and sale agreement with this mortgage originator. The Company has not committed a specific dollar amount to future purchases under the agreement but has the option to purchase eligible loans as they are originated. As of June 30, 2015, the Company had not purchased any loans under this agreement, although it has outstanding loan purchase commitments of $0.8 million.
In connection with its interest in a second mortgage originator, the Company has entered into an agreement whereby it guarantees the performance of the mortgage originator under a warehouse facility. As of June 30, 2015, the Company's maximum guarantee was $2.5 million, which is included on the Consolidated Statement of Assets, Liabilities, and Equity under the caption Other Liabilities at fair value.
In March 2015, the Company made an initial investment in a third mortgage originator in the form of preferred and common stock. In addition, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions. As of June 30, 2015, the Company had not purchased any loans under this agreement, although it has outstanding loan purchase commitments of $0.9 million.
15. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
Beginning Shareholders' Equity Per Share (3/31/2015, 3/31/2014, 12/31/2014, and 12/31/2013, respectively)	$23.30	$24.49	$23.38	$24.40
Net Investment Income	0.53	0.51	1.05	1.06
Net Realized/Unrealized Gains (Losses)	(0.13)	0.33	(0.07)	0.67
Results of Operations Attributable to Equity	0.40	0.84	0.98	1.73
Less: Results of Operations Attributable to Non-controlling Interests	—	(0.01)	(0.01)	(0.02)
Results of Operations Attributable to Shareholders' Equity(1)	0.40	0.83	0.97	1.71
Dividends Paid to Common Shareholders	(0.65)	(0.77)	(1.30)	(1.54)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.02)	(0.01)	(0.04)
Ending Shareholders' Equity Per Share (6/30/2015, 6/30/2014, 6/30/2015, and 6/30/2014, respectively)(3)	$23.04	$24.53	$23.04	$24.53
Shares Outstanding, end of period	33,449,678	25,441,750	33,449,678	25,441,750

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of June 30, 2015 and 2014, shareholders' equity per share would be $22.75 and $24.14, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
Total Return	1.67%	3.36%	4.18%	7.03%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three month periods ended June 30, 2015 and 2014, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was (3.98)% and 3.98%, respectively. For the six month periods ended June 30, 2015 and 2014, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was (1.14)% and 12.76%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
Net Investment Income (2)	8.99%	8.27%	9.00%	8.67%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended June 30, 2015	Three Month Period Ended June 30, 2014	Six Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2014
Operating expenses, before interest expense and other investment related expenses	(2.54)%	(2.76)%	(2.60)%	(2.78)%
Interest expense and other investment related expenses	(2.04)%	(2.32)%	(2.10)%	(2.15)%
Total Expenses	(4.58)%	(5.08)%	(4.70)%	(4.93)%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
16. Subsequent Events
On August 3, 2015, the Company's Board of Directors approved a dividend for the second quarter of 2015 in the amount of $0.65 per share payable on September 15, 2015 to shareholders of record as of September 1, 2015.
On August 3, 2015, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011.

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
Executive Summary
We are a specialty finance company that primarily acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," residential mortgage loans, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, real property, and mortgage-related derivatives. We also invest in corporate debt and equity securities, collateralized loan obligations, or "CLOs," consumer loans and asset-backed securities, or "ABS," backed by consumer and commercial assets, non-mortgage-related derivatives, and other financial assets, including private debt and equity investments in mortgage-related entities. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 20-year history of investing in a broad spectrum of MBS and related derivatives.
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2015, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through June 30, 2015, our non-Agency RMBS strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. However, while we believe opportunities in U.S. mortgage-backed securities, or "MBS," remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; consumer loans and ABS backed by consumer loans; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and distressed corporate debt. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our non-Agency portfolio. We believe that Ellington's proprietary research and analytics allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our non-Agency strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2015, we financed our asset purchases almost exclusively through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. Although we currently have a de minimis amount of securitized debt outstanding, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
As of June 30, 2015, outstanding borrowings under reverse repos and securitized debt were $1.4 billion and our debt-to-equity ratio was 1.75 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of June 30, 2015, approximately 80.2%, or $1.1 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, CLOs, and corporate debt.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of June 30, 2015, our diluted book value per share was $22.75 as compared to $23.01 as of March 31, 2015 and $23.09 as of December 31, 2014. On a diluted basis, the Company's total return for the three and six month periods ended June 30, 2015 was 1.70% and 4.26%, respectively. Additionally our diluted net-asset-value-based total return was 159.70% from our inception (August 17, 2007) through June 30, 2015, and our annualized inception-to-date diluted net-asset-value-based total return was 12.89% as of June 30, 2015.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—The U.S. Federal Reserve, or "Federal Reserve," continues to monitor the U.S. economy to determine when it should begin increasing its target interest rate, and it is maintaining its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•	Global Macroeconomic Events—Various macroeconomic events in the second quarter led to increased volatility in global financial markets and spread widening in U.S. fixed income markets;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2015 showed that the pace of home price appreciation remained relatively modest; meanwhile the Freddie Mac survey 30-year mortgage rate ended the second quarter of 2015 at 4.08%, increasing from 3.70% at the end of the first quarter;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—In early 2015, the Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—The second quarter of 2015 was marked by significant interest rate volatility. Most fixed income sectors experienced widening credit spreads and declining valuations. However, non-Agency RMBS held up relatively well during the second quarter and continued to exhibit price stability relative to the broader financial markets.

U.S. Federal Reserve and U.S. Monetary Policy
In its July 2015 statement, the Federal Open Market Committee, or "FOMC," maintained the target range for the federal funds rate at 0% to 0.25%. The FOMC also indicated that, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it will be appropriate to raise the target rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move to its 2% inflation objective over the medium term. The FOMC also noted that it continues to expect that, with appropriate policy accommodation, economic activity will expand at a moderate pace. Currently the FOMC anticipates that economic conditions may warrant keeping the target rate below normal long-run levels for "some time," even once employment and inflation have reached levels consistent with the Federal Reserve's mandate.
The 10-year U.S. Treasury yield increased by 43 basis points over the course of the second quarter of 2015, rising from 1.92% as of March 31, 2015 to 2.35% as of June 30, 2015. While interest rates have still dropped overall since the Federal Reserve's initial taper announcement in December 2013, we believe that there remains substantial risk that interest rates could continue the more recent trend of increasing, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and non-Agency MBS portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $30 billion, thus providing significant market support.
Global Macroeconomic Events
Global financial markets, especially outside the U.S., experienced a heightened level of volatility in the second quarter, primarily driven by macroeconomic events, overall market illiquidity, and increased quantitative easing measures by central banks. In Europe, uncertainty surrounding Greece's standing in the Eurozone and fears of a Greek economic collapse caused European stock markets to experience their worst quarter since June 2013. In China, amidst significant stock market volatility and signs of an overall economic slowdown, the People's Bank of China lowered benchmark interest rates for the fourth time since November 2014, and announced a selective cut in the reserve requirement ratio for banks, following two earlier reductions in February and April 2015. Finally, global fixed income assets experienced a significant sell-off over the course of the quarter. The yield on German 10-year bonds soared, rising 90 basis points from April 19th through June 10th, when it reached 0.98%, its highest level since September 2014. While the U.S. equities markets exhibited relative resilience during the second quarter, the increased global market volatility led to significant spread widening in the U.S. fixed income markets.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its May 2015 and April 2015 National Foreclosure Reports:

	As of
Number of Units (In thousands)	May 2015	March 2015	May 2014
Seriously Delinquent Mortgages(1)	1,344	1,428	1,737
Foreclosure Inventory	491	534	676
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

Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	June 2015	March 2015
Single-family(1)	704	643
Multi-family(1)	427	324
(1) Shown in thousands of units.
Source: U.S. Census Bureau
Three month trailing single-family housing starts increased by 9.5% from March 2015 to June 2015, while multi-family housing starts increased by approximately 31.8% during the same period. Even though home prices have recovered meaningfully over the last few years, this recovery still has not translated into notable growth in single-family housing starts.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for May 2015 showed that, on average, home prices had increased from February 2015 by 3.2% for its 20-City Composite and by 2.9% for its 10-City Composite. Home price appreciation has been relatively modest in 2014 and the first half of 2015, following strong appreciation in 2013. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their December 2004 and February 2005 levels for the 10- and 20-City Composites, respectively. Finally, as indicated in the table above, as of May 2015, the national inventory of foreclosed homes fell to 491,000 units, a 27.4% decline when compared to May 2014; this represented the forty-third consecutive month with a year-over-year decline and the lowest level since December 2007. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on the multiple listing service.
The Freddie Mac survey 30-year fixed mortgage rate ended the second quarter at 4.08%, a 38-basis point increase since the end of the first quarter. The Refinance Index published by the Mortgage Bankers Association, or "MBA," decreased consistently throughout the quarter to levels not seen since 2014, after spiking significantly during the first quarter of 2015. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, also fell during the second quarter of 2015 after spiking during the first quarter of 2015. Despite a decline in refinancing activity, the housing market is showing signs of recovery, as housing turnover increased during the second quarter as a result of stronger home sales. Existing home sales increased 3.2% month-over-month in June 2015, coming in at a seasonally adjusted annualized rate of 5.49 million, the highest monthly rate since February 2007. Finally, the MBA Purchase Index, a widely followed weekly measurement of nationwide home loan applications, reached 214.3 on June 5, 2015, a high not seen since June 2013, and has remained elevated since then.

The figure below illustrates the relationship between the Freddie Mac survey 30-year fixed mortgage rate and the MBA Refinance Index since September 2012. Generally speaking, over the period from September 2012 through September 2013, mortgage rates and the level of refinancing activity were nearly linearly correlated. However, as the figure shows, from September 2013 through mid-2014 there was a decoupling of these two time series, and as a result the MBA Refinance Index has been meaningfully lower since late 2013 than one might have expected based on the nearly linear relationship that had existed between the two indices from September 2012 to September 2013. However, the increases in refinancings in October 2014 and January 2015 clearly reflect the decline in average mortgage rates during the same periods.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index
(Application Volume)
3.0
3.2
3.4
3.6
3.8
4.0
4.2
4.4
4.6
4.8
Freddie Mac Survey
30-Year Mortgage Rate (inverted)
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
MBA Refinance Index
Freddie Mac Survey 30-Year Mortgage Rate

While the number of refinancing applications has been consistently low relative to interest rates since September 2013, the table below illustrates that the average refinanced loan size has steadily increased over that same time period, with a 23.3% increase from September 2013 through June 2015. In the October 2014, January 2015, and March 2015 refinancing spikes, average refinanced loan size also spiked significantly. These trends suggest strongly that higher balance loans are becoming increasingly more prepayment sensitive relative to lower balance loans.

MBA Refinance Index (Application Volume)
Average Loan Size ($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
MBA Refinance Index
Average Refinanced Loan Size (Trailing 4-Week Average)

On July 2, 2015, the U.S. Bureau of Labor Statistics, or "BLS," reported that, as of June 2015, the U.S. unemployment rate declined to 5.3%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which was relatively robust during the second quarter. The BLS reported that non-farm payrolls rose by 223,000 during June, a strong report after some softness earlier in the quarter. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation are generally supportive of the housing market. While the housing market is also currently supported by low mortgage rates, it faces a number of potential headwinds. These include high interest rate volatility, the constraining effects of still-tight credit standards on both housing starts and new loan originations, and the uneven pace of the recovery of the U.S. economy.
GSE and Government Agency Developments
On April 17, 2015, the FHFA announced that it would not change the general level of guarantee fees, or "g-fees," on new Fannie Mae and Freddie Mac originations, but that it would make certain minor and targeted fee adjustments, including removing the 25 basis point adverse market charge established in 2008, and applying small, targeted fee increases to a subset of Fannie Mae and Freddie Mac loans. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loans against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to compete with the GSEs.
On May 8, 2015, FHFA Director Mel Watt announced that the Home Affordable Modification Program, or "HAMP," and the Home Affordable Refinance Program, or "HARP," both previously scheduled to end on December 31, 2015, will be extended through the end of 2016. In his prepared remarks, Director Watt noted that this will be the final extension for HAMP, and that he anticipated that it will also be the final extension for HARP, emphasizing that neither program was intended to be permanent. He also stated that the FHFA would be exploring other possible streamlined refinancing solutions for GSE loans.

The FHFA continues to work with Fannie Mae and Freddie Mac to build a Common Securitization Platform to be utilized by both agencies, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly. On May 15, 2015, the FHFA released an updated plan for its Single Security structure, part of its broader efforts to develop a Common Securitization Platform. It noted that while individual loans and pools will still be either Fannie Mae guaranteed or Freddie Mac guaranteed, a single TBA security will be traded into which both Fannie Mae and Freddie Mac pools may be delivered. This plan will likely be implemented gradually over the next few years.
To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. There have been several proposals offered by members of Congress, including the Corker-Warner bill introduced in June 2013, the Johnson-Crapo bill introduced in March 2014, the Partnership to Strengthen Homeownership Act introduced in July 2014, and a Senate draft bill introduced in May 2015 by Senator Richard Shelby that pushes for increased credit risk transfers to private investors. To date, the GSEs have engaged predominantly in "second-loss" risk sharing transactions, where the GSEs bear losses on their mortgage pools up to a capped amount first, before private investors bear any losses. Furthermore, these risk sharing transactions to date have generally been "back-end" transactions, where the GSE seeks to offload its risk only after it has actually issued guarantees on a defined pool of mortgages. Under the Shelby bill, not only would the GSEs be required to engage in significant and increasing levels of risk sharing transactions generally, but for the first time the GSEs would be required to engage both in "first-loss" risk sharing transactions and in "front-end" risk sharing transactions. Many of these proposed bills could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk. Though it appears unlikely that any of these bills will be passed in their current form, features may be incorporated into future proposals.
Portfolio Overview and Outlook
Non-Agency
As of June 30 2015, the value of our long non-Agency portfolio was $720.8 million, as compared to $764.8 million as of March 31, 2015, representing a decrease of approximately 6%. The decline over the course of the quarter in the size of our non-Agency portfolio was primarily related to sales of our non-Agency RMBS, in anticipation of redeploying the proceeds in several of our other non-Agency asset classes.
During the second quarter, global financial markets continued to experience a high level of volatility, principally driven by macroeconomic instability, particularly around China and Greece, as well as ongoing speculation around the timing of interest rate increases by the Federal Reserve. Global fixed-income assets were subject to a significant sell-off over the course of the quarter, and U.S. fixed income asset prices generally declined. However, non-Agency RMBS performed relatively well during the quarter and asset prices generally held firm. The non-Agency RMBS market continues to be supported by favorable technical conditions, most notably the absence of a new issue market (in contrast with the CMBS market, where new issue supply has been heavy), as well as the relative dearth of higher-yielding U.S. fixed-income assets generally. More stable non-Agency RMBS performed particularly well, as there continues to be little forced selling, available supply is dwindling as outstanding deals continue to amortize, and as domestic insurance companies continue to be attracted to the relatively high yields. On the fundamental side, modestly increasing home prices and overall improvements in mortgage delinquency and foreclosure rates continue to support non-Agency RMBS valuations. Notwithstanding the overall positive performance trend, we believe that careful loan-level analysis continues to be very important in security selection. As of June 30, 2015, our investments in U.S. non-Agency RMBS totaled $350.2 million as compared to $442.2 million as of March 31, 2015.
The combination of global market volatility and a heavy new issue supply calendar led to significantly wider CMBS spreads during the second quarter. CMBS spreads had actually tightened somewhat in the early part of the quarter, but they widened sharply towards the end of the quarter. CMBS new issuance picked up substantially in the second quarter after a relatively light first quarter; as a result new issuance for the first half of 2015 ran 15% higher than the comparable period in 2014. Our portfolio continues to include "B-pieces" that we purchased at original issuance. B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. We continue to believe that CMBS B-pieces represent an attractive complement to our legacy CMBS holdings, which tend to be lower yielding but more liquid than CMBS B-pieces. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is broadly available in the secondary market, and to better target the collateral profiles and structures we prefer. In our CMBS derivative portfolio, as CMBS credit spreads oscillated during the second quarter, we tactically added to our hedges while selling legacy long CMBX positions in the beginning of the quarter. As the market sold off towards the end of the second quarter, we covered some of our CMBX hedges. Our CMBS portfolio contributed modestly to net income in the second quarter as widening credit spreads weighed on asset prices. As of June 30, 2015, our investment in U.S. CMBS was $38.6 million, as compared to $41.1 million as of March 31, 2015.
We remain active in distressed small balance commercial loans. As of June 30, 2015, our portfolio included twenty loans and one REO property with an aggregate value of $57.4 million, as compared to nineteen loans and one REO property with an aggregate value of $41.0 million as of March 31, 2015. The number and aggregate value of loans held, as well as the income generated by our loans, may fluctuate significantly from period to period, especially as loans are resolved or sold. We continue to acquire small balance commercial loans through existing channels, and we are actively broadening our investment sourcing capabilities.
During the second quarter, we continued to be active in the European MBS/ABS and CLO markets. In contrast to the first quarter when many European credit-sensitive assets traded at all-time highs, fears of a Greek economic collapse and ultimate exit from the euro caused credit spreads to widen in the second quarter, and also caused market liquidity to decrease significantly. While we had been sellers into strength of European credit-sensitive assets in the first quarter, we reversed course in the second quarter following the spread widening. Over the course of the second quarter, we increased our holdings of European RMBS and CLOs, while holding our European CMBS and consumer ABS fairly constant. Most notably, in June we purchased, in securitized format, a portfolio of non-performing Spanish residential and commercial mortgage loans and REO. This transaction represents our second Spanish NPL investment, including the consumer NPL package that we purchased last summer, and we continue to believe that the Spanish NPL market presents attractive opportunities for us. Net of hedges, including currency hedges, our European non-dollar denominated portfolio generated modest positive income for the second quarter. We had increased our credit hedge positions in the first quarter when credit spreads tightened; these credit hedges generated profits as credit spreads widened in the second quarter, more than offsetting the losses on our assets. As of June 30, 2015, our investments in European non-dollar denominated assets totaled $102.3 million, as compared to $48.3 million as of March 31, 2015. As of June 30, 2015 our total holdings of European non-dollar denominated assets included $35.6 million in RMBS, $11.3 million in CMBS, $51.2 million in CLOs, $3.9 million in ABS, and $0.4 million in distressed corporate debt. As of March 31, 2015 our total holdings of European non-dollar denominated assets included $14.8 million in RMBS, $11.1 million in CMBS, $19.0 million in CLOs, and $3.4 million in ABS. These assets include securities denominated in British pounds as well as in euros.
The U.S. CLO market also experienced significant spread widening during the second quarter. In addition to widening in sympathy with other credit-sensitive fixed income sectors, the CLO market was also adversely impacted by aggressive selling by large banks in advance of quarter end, as they contended with the balance sheet limitations imposed by the "Volker Rule." We took the opportunity to buy legacy CLOs at attractive prices in light of the spread widening that occurred during the quarter, but on a net basis, our portfolio declined in size over the course of the quarter, in part because certain of our CLO equity positions were optionally redeemed. Since we owned these CLO equity positions at a discount to net asset value, they benefited from the optional redemptions. Within our U.S. CLO portfolio, we remained focused on the legacy sector, where we continue to find opportunities in both mezzanine and equity tranches. In contrast, we continue to believe that more recently issued CLOs do not currently provide attractive risk-adjusted returns, particularly given that the underlying loans were generally originated with relaxed underwriting standards, or "covenant light" features. Including credit hedges, our U.S. CLO portfolio contributed modestly to our second quarter results. Our U.S. CLO portfolio declined to $47.2 million as of June 30, 2015, from $69.9 million as of March 31, 2015.
We remain active in non-performing and sub-performing U.S. residential mortgage loans, or "residential NPLs." After increasing substantially in the first quarter, sale volumes on NPLs moderated somewhat during the second quarter. Currently, large banks represent the biggest sellers of these assets, although in the second quarter, Fannie Mae completed its first NPL sale, joining Freddie Mac and HUD in the group of government agency sellers. Competition for these assets remains quite strong, with REITs, private equity firms, and large investment management firms remaining the most significant purchasers. While we have continued to actively acquire residential NPLs, our focus remains on smaller, less competitively-bid pools, containing both non-performing and sub-performing assets. We have found that these smaller transactions offer not only better potential returns, but also more attractive terms. During the second quarter, our NPL portfolio declined as we net sold certain re-performing loans that had increased in value. Our residential NPL pools performed well during the quarter. As of June 30, 2015, we held $28.4 million in residential NPLs and related foreclosure property as compared to $37.9 million as of March 31, 2015.
During the second quarter, we continued to add to our consumer loan portfolio, which now includes unsecured loans as well as auto loans. Currently, we are actively purchasing, under flow agreements, unsecured consumer loans and auto loans from multiple originators. Our U.S. consumer loan and ABS portfolio performed well in the second quarter, and we expect its contribution to increase as the portfolio continues to ramp up. In July we executed a financing agreement, and borrowings under this facility will be secured by the majority of our purchased consumer loans. As of June 30, 2015, our investments in U.S. consumer loans and ABS totaled $48.5 million, as compared to $31.4 million as of March 31, 2015.
We have taken a measured approach with our distressed corporate debt investments. While many of the key sectors (such as oil and gas, coal, iron ore, and shipping) remain under pressure, we believe that more attractive entry points in these sectors will develop in the future. Given this view, we have focused our efforts on senior secured leveraged loans. We acquire certain of our distressed corporate debt exposures using total return swaps, which effectively provide us with embedded financing for assets in which we wish to invest. As of June 30, 2015, our holdings of distressed corporate debt, including related equity and the underlying value of loans acquired through total return swap contracts, totaled $56.4 million, as compared to $53.9 million as of March 31, 2015.
In June, we committed to our first purchases of newly issued "non-QM" mortgage loans, under flow agreements entered into with two of the three mortgage originators in which we have invested. While over the near term we expect the purchase flow to be modest, we believe that it will grow meaningfully over the medium to longer term. After an initial ramp-up period, we would also expect to finance most of the loans we acquire using reverse repurchase agreements. Meanwhile we are continuing to explore making investments in other mortgage originators where we see opportunities to enhance longer term enterprise values and/or to establish strategic relationships, including where we could gain access to desirable assets, such as through flow agreements.
Active portfolio trading of our more liquid assets remains a key element of our strategy. Our non-Agency bond portfolio turnover during the quarter ended June 30, 2015, as measured by sales, excluding principal paydowns, was 24%. While our non-Agency RMBS portfolio continues to generate attractive yields, we also seek to capitalize on trading opportunities in order to enhance both our returns and the composition of our portfolio.
During the quarter ended June 30, 2015, we continued to hedge our non-Agency portfolio against credit, interest rate, and foreign currency risk. We continue to believe that the entire non-Agency MBS market remains vulnerable, especially to substantial unexpected increases in long-term interest rates. For credit hedging, we continue to primarily use the CDX corporate bond indices, CDX tranches, options on CDX, and the CMBX commercial mortgage-backed securities indices. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to reduce exposures nimbly through hedging both credit and interest rate risks.
Agency
As of June 30, 2015, we held Agency RMBS, excluding TBAs, with a value of $1.124 billion, as compared to $1.141 billion as of March 31, 2015.
Consistent with prior quarters, as of June 30, 2015, our Agency RMBS are principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics.
The second quarter was marked by significant volatility. The 10-year U.S. Treasury yield began the second quarter at 1.92%, and while it initially dipped lower in the early part of the quarter, its overall trend during the quarter was decidedly higher, as it ended the quarter at 2.35%. In addition, the yield curve steepened as the 2-year U.S. Treasury yield increased only 0.09%, to 0.64%. The average rate for a fixed rate 30-year conventional mortgage also increased sharply over the course of the second quarter, climbing 0.38% to 4.08% as of June 30, 2015. As a result of this sharp increase, refinancing activity slowed, especially in the latter half of the second quarter.
Yield spreads on Agency RMBS generally widened in the second quarter. The drop in mortgage rates that had occurred in the first quarter led to increased refinancings, and therefore increased Agency pool production, in the first half of the second quarter; this increased supply was then exacerbated by the reduced purchase activity of the Federal Reserve. Even though demand from banks, money managers, and foreign investors has remained strong, the demand could not keep up with the added supply. Given the recent increase in interest rates, we believe that the level of supply will likely decline in the coming quarters. While in the first quarter specified pools had benefited from their prepayment protection features relative to their generic or TBA counterparts, this trend reversed in the second quarter as interest rates rose, and as a result TBA roll prices improved and pay-ups cheapened. Pay-ups are price premiums for specified pools relative to their TBA counterparts. In addition to cheapening on account of the fundamental decline in the value of prepayment protection, pay-ups cheapened further as a result of several technical factors, including an increase in prices for TBA rolls (giving TBAs an added carry advantage) and a general sentiment shift away from prepayment protected assets. The weighted average market pay-up for our specified pools decreased to 0.75% as of June 30, 2015 from 1.11% as of March 31, 2015.
We took advantage of the volatility in pay-ups to harvest some gains early in the quarter, and then re-establish our exposure to pay-ups at cheaper levels later in the quarter. Our portfolio turnover for the quarter was 20% (as measured by sales and excluding paydowns), and we captured net realized gains of $0.5 million, excluding hedges. Our interest rate hedges, which were largely concentrated in interest rate swaps and short TBA positions, generated net gains over the course of the quarter, partially offsetting the net realized and unrealized losses from our long portfolio. We believe that the risk of substantial interest rate and prepayment volatility remains heightened, thus reinforcing the importance of our ability to hedge our risks using a variety of tools, including TBAs.
During the second quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. We also continued to be active in the reverse mortgage pool sector, although we slightly reduced our holdings during the second quarter. Our Agency RMBS portfolio also includes a small allocation to Agency IOs, where we slightly increased our holdings during the quarter. Our overall Agency RMBS portfolio, excluding TBAs, decreased in size to $1.124 billion as of June 30, 2015 from $1.141 billion as of March 31, 2015.
We expect to continue to target specified pools that, taking into account their particular composition and based on our prepayment projections: (1) should generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) should have less prepayment sensitivity to government policy shocks, and/or (3) should create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, proprietary prepayment models, and extensive databases remain essential tools in our implementation of this strategy.
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short (TBA) Agency RMBS positions. The net short TBA position related to our long Agency RMBS had a notional value of $614.8 million and a fair value of $654.5 million as of June 30, 2015 and a notional value of $617.6 million and a fair value of $664.0 million as of March 31, 2015. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of June 30, 2015 and March 31, 2015, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 3.0% and 3.9%, respectively. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 6.6% and 8.0% as of June 30, 2015 and March 31, 2015, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
Through the first half of 2015, we have found access to reverse repo financing widely available for both our non-Agency and Agency assets. However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank capital treatment of such transactions has become more onerous, thereby making it less attractive for banks to provide reverse repo financing. While large banks still dominate the reverse repo market, other non-bank firms not subject to the same regulations as large banks are becoming more active in providing reverse repo financing. The vast majority of our outstanding reverse repo financing is provided by larger banks and dealers; however, in limited amounts, we have also entered into reverse repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
During the third quarter of 2014, we entered into a $150 million "non-mark-to-market" reverse repo facility which provides financing for certain types of non-Agency assets for a period of at least two years. In March 2016 the facility converts to a rolling facility, with a six month cancellation notice period and automatic termination date in September 2017. Under the terms of the facility, no additional collateral is required to be posted by us based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount of outstanding borrowing under the facility. Additionally, as mentioned above, we recently executed a financing agreement for a portion of our consumer loan portfolio. We expect to continue to add financing arrangements in support of the newer asset classes in which we invest. As of June 30, 2015, our outstanding reverse repos were with seventeen different counterparties.
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
Valuation: We apply ASC 820-10, Fair Value Measurement and Disclosures ("ASC 820-10"), to our holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments we generally include in Level 1 are listed equities, exchange-traded derivatives, and cash equivalents;

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that we generally include in this category are Agency RMBS, non-Agency MBS determined to be sufficiently liquid to merit a Level 2 designation, U.S. Treasury securities and certain sovereign debt, commonly traded derivatives, such as interest rate swaps, foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that we generally include in this category are RMBS, CMBS, ABS, and credit default swaps, or "CDS," on individual ABS, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, distressed corporate debt, non-listed equities, and private corporate equity investments.

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

Financial Condition
The following table summarizes our investment portfolio as of June 30, 2015 and December 31, 2014. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2015					December 31, 2014
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS and Residential Mortgage Loans	$613,651	$402,122	$65.53	$376,453	$61.35	$876,713	$582,162	$66.40	$546,596	$62.35
Non-Agency CMBS and Commercial Mortgage Loans	210,513	103,179	49.01	107,124	50.89	163,180	80,386	49.26	80,902	49.58
ABS and Consumer Loans	116,014	113,796	98.09	115,780	99.80	121,548	116,976	96.24	118,655	97.62
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans	940,178	619,097	65.85	599,357	63.75	1,161,441	779,524	67.12	746,153	64.24
Agency RMBS:
Floating	17,833	18,882	105.89	18,728	105.02	16,002	16,974	106.07	17,049	106.54
Fixed	950,984	1,016,592	106.90	1,008,275	106.02	1,032,032	1,111,761	107.73	1,093,421	105.95
Reverse Mortgages	53,117	58,613	110.35	58,517	110.17	52,247	57,554	110.16	57,274	109.62
Total Agency RMBS	1,021,934	1,094,087	107.06	1,085,520	106.22	1,100,281	1,186,289	107.82	1,167,744	106.13
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans	$1,962,112	$1,713,184	$87.31	$1,684,877	$85.87	$2,261,722	$1,965,813	$86.92	$1,913,897	$84.62
Agency Interest Only RMBS	n/a	$30,385	n/a	$30,277	n/a	n/a	$31,385	n/a	$32,785	n/a
Non-Agency Interest Only and Principal Only MBS and Other(2)	n/a	$43,620	n/a	$44,188	n/a	n/a	$34,983	n/a	$35,372	n/a
TBAs:
Long	$25,090	$24,933	$99.38	$24,891	$99.20	$71,598	$72,410	$101.13	$71,672	$100.10
Short	(1,063,670)	(1,119,975)	105.29	(1,120,845)	105.38	(1,135,218)	(1,209,539)	106.55	(1,205,876)	106.22
Net Short TBAs	$(1,038,580)	$(1,095,042)	$105.44	$(1,095,954)	$105.52	$(1,063,620)	$(1,137,129)	$106.91	$(1,134,204)	$106.64
Long U.S. Treasury Securities	$—	$—	$—	$—	$—	$1,560	$1,636	$104.89	$1,550	$99.36
Short U.S. Treasury Securities	$(39,000)	$(38,396)	$98.45	$(38,531)	$98.80	$(24,485)	$(24,709)	$100.92	$(24,602)	$100.48
Short European Sovereign Bonds	$(24,600)	$(25,013)	$101.68	$(26,079)	$106.01	$(28,118)	$(30,606)	$108.85	$(32,008)	$113.83
Repurchase Agreements	$53,790	$53,788	$100.00	$53,799	$100.02	$172,002	$172,001	$100.00	$172,001	$100.00
Corporate Debt	$45,593	$26,278	$57.64	$29,543	$64.80	$46,006	$42,708	$92.83	$43,585	$94.74
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	$16,204	n/a	$16,238	n/a	n/a	$11,652	n/a	$11,890	n/a
Non-Exchange Traded Corporate Equity	n/a	$6,145	n/a	$5,819	n/a	n/a	$2,860	n/a	$2,827	n/a
Short Common Stock	n/a	$—	n/a	$—	n/a	n/a	$(26,516)	n/a	$(27,605)	n/a
Real Estate Owned	n/a	$9,502	n/a	$9,087	n/a	n/a	$8,635	n/a	$8,748	n/a
Total Net Investments		$740,655		$713,264			$1,052,713		$1,004,236

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Includes equity tranches and similar securities.
The following table summarizes our financial derivatives portfolio as of June 30, 2015 and December 31, 2014. For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	June 30, 2015		December 31, 2014
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$61,075	$(6,445)	$20,847	$(4,187)
Short CDS on RMBS and CMBS Indices	(64,458)	2,532	(71,031)	1,658
Short CDS on Individual RMBS	(18,174)	9,169	(20,691)	11,148
Net Mortgage-Related Derivatives	(21,557)	5,256	(70,875)	8,619
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	432,911	61,542	315,739	34,634
Short CDS referencing Corporate Bond Indices	(315,202)	(24,400)	(352,945)	(27,357)
Long CDS on Corporate Bonds	—	—	4,428	(2,706)
Short CDS on Corporate Bonds	(9,970)	(320)	(5,970)	(247)
Purchased Options on CDS on Corporate Bond Indices(1)	74,556	564	364,400	625
Written Options on CDS on Corporate Bond Indices(2)	(518,680)	(1,334)	(25,900)	(146)
Long Total Return Swaps on Corporate Equities (3)	54,960	(2)	72,950	(13)
Short Total Return Swaps on Corporate Equities (3)	(78,997)	(13)	—	—
Long Total Return Swaps on Corporate Loans (4)	35,969	(1,656)	—	—
Interest Rate Derivatives:
Long Interest Rate Swaps	826,718	8,465	1,247,477	22,565
Short Interest Rate Swaps	(1,163,590)	(2,747)	(1,652,647)	(23,316)
Long U.S. Treasury Note Futures (5)	204,300	46	159,900	149
Long Eurodollar Futures (6)	23,000	24	11,000	7
Long Equity Index Futures (7)	8,321	(10)	—	—
Short Eurodollar Futures (6)	(644,000)	(457)	(699,000)	24
Purchased Payer Swaptions	126,000	(40)	1,082,800	207
Purchased Receiver Swaptions	29,000	710	—	—
Purchased Straddle Swaptions	22,000	(30)	—	—
Written Payer Swaptions	—	—	(10,200)	—
Written Receiver Swaptions	(13,000)	(594)	—	—
Written Straddle Swaptions	(14,000)	9	—	—
Purchased Options on U.S. Treasury Security Futures(8)	—	—	11,000	20
Total Net Interest Rate Derivatives		5,376		(344)
Other Derivatives:
Long Foreign Currency Forwards(9)	13,856	(126)	9,518	(136)
Short Foreign Currency Forwards(10)	(114,200)	1,113	(35,966)	884
Warrants(11)	1,554	100	1,554	100
Loan Purchase Commitments(12)	1,680	—	—	—
Total Net Derivatives		$46,100		$13,913

(1)	Represents the option on our part to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(2)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(3)	Notional value represents number of underlying shares times the closing price of the underlying security.

(4)	Notional value represents outstanding principal on underlying corporate debt.

(5)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of June 30, 2015 and December 31, 2014, a total of 1,644 and 1,346 contracts were held, respectively.

(6)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(7)	Notional value represents the number of contracts held times 50 times the Index price at June 30, 2015; as of June 30, 2015, 81 contracts were held.

(8)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2014, 110 contracts were held, respectively.

(9)	Notional amount represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(10)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.

(11)	Notional amount represents number of warrants.

(12)	Notional amount represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.
As of June 30, 2015, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.5 billion as compared to $3.9 billion as of December 31, 2014. Total liabilities as of June 30, 2015 and December 31, 2014 were $2.7 billion and $3.2 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.0 billion and $2.4 billion as of June 30, 2015 and December 31, 2014, respectively, while our investments sold short and financial derivatives included in total liabilities were $1.2 billion and $1.4 billion as of June 30, 2015 and December 31, 2014, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of both June 30, 2015 and December 31, 2014, we had a net short TBA position of $1.1 billion.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of June 30, 2015, total assets included $24.9 million of TBAs as well as $1.122 billion of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2014, total assets included $72.4 million of TBAs as well as $1.206 billion of receivables for securities sold relating to unsettled TBA sales. As of June 30, 2015, total liabilities included $1.120 billion of TBAs sold short as well as $25.0 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2014, total liabilities included $1.210 billion of TBAs sold short as well as $71.8 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We have entered into reverse repos to finance some of our assets. As of June 30, 2015 and December 31, 2014, indebtedness outstanding on our reverse repos was approximately $1.4 billion and $1.7 billion, respectively. As of June 30, 2015, we had total Agency RMBS financed with reverse repos of $1.138 billion as compared to $1.208 billion as of

December 31, 2014. As of June 30, 2015, we had total non-Agency assets financed with reverse repos of $426.0 million as compared to $595.7 million as of December 31, 2014. Outstanding indebtedness under reverse repos for Agency RMBS as of June 30, 2015 and December 31, 2014 was $1.091 billion and $1.146 billion, respectively, while outstanding indebtedness under reverse repos for our non-Agency portfolio as of June 30, 2015 and December 31, 2014 was $269.4 million and $400.0 million, respectively. As of December 31, 2014, our reverse repos also included overnight borrowings on U.S. Treasury securities in the amount of $123.6 million. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. As of June 30, 2015, our debt-to-equity ratio was 1.75 to one and as of December 31, 2014, our debt-to-equity ratio was 2.12 to one. Excluding reverse repos related to U.S. Treasury securities, our debt-to-equity ratio was 1.96 to one as of December 31, 2014. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of June 30, 2015 and December 31, 2014, our derivative and TBA counterparties posted an aggregate value of approximately $36.4 million and $22.2 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
In the case where the counterparty from whom we purchase (or to whom we sell) for the earlier settlement date is the same as the counterparty to whom we sell (or from whom we purchase) for the later settlement date, and when the purchase and sale are transacted simultaneously, the pair of simultaneous purchase and sale transactions is often referred to as a "TBA roll" transaction.
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
For the six month period ended June 30, 2015, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $17.2 billion as compared to $13.4 billion for the six month period ended June 30, 2014. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of June 30, 2015, our equity decreased by approximately $11.5 million to $777.1 million from $788.5 million as of December 31, 2014. This decrease principally consisted of dividends paid of $44.3 million and distributions to joint venture partners of approximately $1.4 million partially offset by an increase in equity resulting from operations for the six month period ended June 30, 2015 of $32.6 million as well as an increase related to contributions from our non-controlling interests of approximately $1.4 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $770.7 million as of June 30, 2015.
Results of Operations for the Three Month Periods Ended June 30, 2015 and 2014
The table below represents the net increase in equity resulting from operations for the three month periods ended June 30, 2015 and 2014.

	Three Month Period Ended June 30,
(In thousands except per share amounts)	2015	2014
Interest income	$25,739	$20,996
Other investment income	1,023	—
Total investment income	26,762	20,996
Expenses:
Base management fee	2,920	2,368
Interest expense	2,867	2,416
Other investment related expenses	1,163	1,232
Other operating expenses	2,082	1,974
Total expenses	9,032	7,990
Net investment income	17,730	13,006
Net realized and change in net unrealized gain (loss) on investments	(5,830)	14,399
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	1,251	(6,258)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	(2,616)	(330)
Net foreign currency gain (loss)	2,688	387
Net increase in equity resulting from operations	13,223	21,204
Less: Net increase in equity resulting from operations attributable to non-controlling interests	71	257
Net increase in shareholders' equity resulting from operations	$13,152	$20,947
Net increase in shareholders' equity resulting from operations per share	$0.39	$0.81
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the three month periods ended June 30, 2015 and 2014 was $13.2 million and $20.9 million, respectively. The decrease in our net income period over period was primarily driven by a decline in our combined net realized and unrealized gains on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 1.67% for the three month period ended June 30, 2015 as compared to 3.36% for the three month period ended June 30, 2014. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $17.7 million for the three month period ended June 30, 2015 as compared to $13.0 million for the three month period ended June 30, 2014. Net investment income consists of interest and other investment income less total expenses. The period-over-period increase in net investment income was primarily due to an increase in interest income for the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014.
Interest Income
Interest income was $25.7 million for the three month period ended June 30, 2015 as compared to $21.0 million for the three month period ended June 30, 2014. Interest income includes coupon payments received and accrued on our investments, the net accretion and amortization of purchase discounts and premiums on those investments, and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from our

Agency portfolio increased, mainly in connection with the increase in our average portfolio holdings. For the three month period ended June 30, 2015, interest income from our Agency RMBS was $8.2 million, while for the three month period ended June 30, 2014, interest income was $8.0 million. For the three month period ended June 30, 2015, interest income from our non-Agency portfolio was $17.4 million, while for the three month period ended June 30, 2014, interest income was $13.0 million. The increase was driven by an increase in our non-Agency average portfolio holdings, as well as an increase in the portfolio's yields based on improvements in the cash flows of the underlying securities and or loans.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the three month period ended June 30, 2015 and 2014:

	Non-Agency(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended June 30, 2015	$17,397	$693,417	10.04%	$8,203	$1,160,628	2.83%	$25,600	$1,854,045	5.52%
Three month period ended June 30, 2014	$12,971	$571,646	9.08%	$8,009	$949,292	3.37%	$20,980	$1,520,938	5.52%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
Base Management Fees
For the three month periods ended June 30, 2015 and 2014, base management fee incurred, which is based on total equity at the end of each quarter, was $2.9 million and $2.4 million, respectively. The increase in the base management fee was due to our larger capital base period over period.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.4 billion and $1.2 billion for the three month periods ended June 30, 2015 and 2014, respectively. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, increased to $2.9 million for the three month period ended June 30, 2015 as compared to $2.4 million for the three month period ended June 30, 2014. This increase was primarily due to the increase in our average borrowed funds related to our Agency securities and to an increase in our cost of funds with respect to our non-Agency related borrowings.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the three month periods ended June 30, 2015 and 2014.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2015	$1,095,056	$1,069	0.39%	0.18%	0.42%
For the three month period ended June 30, 2014	$864,934	$776	0.36%	0.15%	0.32%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2015	$299,675	$1,584	2.12%	0.18%	0.42%
For the three month period ended June 30, 2014	$307,176	$1,471	1.92%	0.15%	0.32%

U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2015	$32,638	$(1)	(0.01)%	0.18%	0.42%
For the three month period ended June 30, 2014	$788	$—	0.09%	0.15%	0.32%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2015	$1,427,369	$2,652	0.75%	0.18%	0.42%
For the three month period ended June 30, 2014	$1,172,898	$2,247	0.77%	0.15%	0.32%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 0.82% and 1.18% for the three month periods ended June 30, 2015 and 2014, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.70% and 4.34% for the three month periods ended June 30, 2015 and 2014, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For each of the three month periods ended June 30, 2015 and 2014 other investment related expenses were $1.2 million.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended June 30, 2015 were $2.1 million as compared to $2.0 million for the three month period ended June 30, 2014. The slight increase in our other operating expenses was primarily related to higher professional and administration fees.
Net Realized and Unrealized Gains on Investments
During the three month period ended June 30, 2015, we had net realized and unrealized losses on investments of $(5.8) million as compared to net realized and unrealized gains of $14.4 million for the three month period ended June 30, 2014. Net realized and unrealized losses on investments of $(5.8) million for the three month period ended June 30, 2015 resulted principally from net realized and unrealized losses on Agency pass-throughs, distressed corporate debt holdings, non-Agency CMBS, small balance commercial loans, CLOs, net short positions in U.S. Treasury securities, and net short positions in sovereign bonds, partially offset by net realized and unrealized gains on net short positions in TBAs, non-Agency RMBS, residential mortgage loans, and non-listed equities. Our net short positions in TBAs and U.S. Treasury securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the three month period ended June 30, 2015, generally wider credit spreads in many fixed income sectors led to lower asset prices.
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
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the three month period ended June 30, 2015, we had net realized and unrealized losses on our financial derivatives of $1.4 million as compared to net realized and unrealized losses of $6.6 million for the three month period ended June 30, 2014. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities, and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are principally in the form of credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS, as well as CDS on corporate bond indices and options on CDS on corporate bond indices. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or real estate-related corporate entities. We acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $1.4 million on our financial derivatives for the three month period ended June 30, 2015 resulted primarily from net realized and unrealized losses related to our equities trading strategy, total return swaps on distressed debt, and foreign currency hedges, partially offset by net gains related to our interest rate swaps, options, and credit hedges. While our currency forwards generated net losses during the period, we had offsetting net translation and transaction gains. The benchmark 10-year U.S. Treasury yield ended the quarter at 2.35%, as compared to 1.92% at March 31, 2015.
Net realized and unrealized losses on our financial derivatives of $6.6 million for the three month period ended June 30, 2014 resulted principally from net losses related to our interest rate hedges other than futures, as interest rates declined during the quarter, and net losses related to our CDS on corporate bond indices, CDS on RMBS and CMBS indices, and CDS on corporate bonds, partially offset by net realized and unrealized gains related to our net long positions on total return swaps, our net short positions in futures, and our short positions in CDS on individual RMBS.
Results of Operations for the Six Month Periods Ended June 30, 2015 and 2014
The table below represents the net increase in equity resulting from operations for the six month periods ended June 30, 2015 and 2014.

	Six Month Period Ended June 30,
(In thousands except per share amounts)	2015	2014
Interest income	$52,252	$42,493
Other investment income	1,316	—
Total investment income	53,568	42,493
Expenses:
Base management fee	5,872	4,733
Interest expense	5,853	5,043
Other investment related expenses	2,365	1,662
Other operating expenses	4,281	3,968
Total expenses	18,371	15,406
Net investment income	35,197	27,087
Net realized and change in net unrealized gain (loss) on investments	4,597	24,095
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(7,227)	(7,161)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	1,715	(648)
Net foreign currency gain (loss)	(1,642)	669
Net increase in equity resulting from operations	32,640	44,042
Less: Net increase in equity resulting from operations attributable to non-controlling interests	227	460
Net increase in shareholders' equity resulting from operations	$32,413	$43,582
Net increase in shareholders' equity resulting from operations per share	$0.96	$1.69
Summary of Net Increase in Shareholders' Equity from Operations
Our net income for the six month periods ended June 30, 2015 and 2014 was $32.4 million and $43.6 million, respectively. The decrease in our net income period over period was primarily driven by a decline in our combined net realized and unrealized gains on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 4.18% for the six month period ended June 30, 2015 as compared to 7.03% for the six month period ended June 30, 2014. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $35.2 million for the six month period ended June 30, 2015 as compared to $27.1 million for the six month period ended June 30, 2014. Net investment income consists of interest and other investment income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income for the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014.
Interest Income
Interest income was $52.3 million for the six month period ended June 30, 2015 as compared to $42.5 million for the six month period ended June 30, 2014. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from our Agency portfolio increased, mainly in connection with the increase in our average portfolio holdings. For the six month period ended June 30, 2015, interest income from our Agency RMBS was $17.2 million, while for the six month period ended June 30, 2014, interest income was $16.0 million. For the six month period ended June 30, 2015, interest income from our non-Agency portfolio was $34.8 million, while for the six month period ended June 30, 2014, interest income was $26.5 million. The increase was driven by an increase in our average portfolio holdings, as well as an increase in our non-Agency portfolio yields, generally based on improvements in cash flows of the underlying securities and or loans.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the six month period ended June 30, 2015 and 2014:

	Non-Agency(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six month period ended June 30, 2015	$34,794	$718,774	9.68%	$17,211	$1,180,030	2.92%	$52,005	$1,898,804	5.48%
Six month period ended June 30, 2014	$26,486	$578,492	9.16%	$15,956	$936,168	3.41%	$42,442	$1,514,660	5.60%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
Base Management Fees
For the six month periods ended June 30, 2015 and 2014, base management fee incurred, which is based on total equity at the end of each quarter, was $5.9 million and $4.7 million, respectively. The increase in the base management fee was due to our larger capital base period over period.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.5 billion and $1.2 billion for the six month periods ended June 30, 2015 and 2014, respectively. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, increased to $5.9 million for the six month period ended June 30, 2015 as compared to $5.0 million for the six month period ended June 30, 2014. This increase was primarily due to the increase in our average borrowed funds related to our Agency securities and to an increase in our cost of funds with respect to our non-Agency related borrowings.

The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the six month periods ended June 30, 2015 and 2014.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2015	$1,117,150	$2,088	0.38%	0.18%	0.40%
For the six month period ended June 30, 2014	$844,687	$1,551	0.37%	0.15%	0.33%
Non-Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2015	$323,612	$3,350	2.09%	0.18%	0.40%
For the six month period ended June 30, 2014	$322,248	$3,111	1.95%	0.15%	0.33%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2015	$25,321	$4	0.03%	0.18%	0.40%
For the six month period ended June 30, 2014	$3,291	$—	0.01%	0.15%	0.33%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2015	$1,466,083	$5,442	0.75%	0.18%	0.40%
For the six month period ended June 30, 2014	$1,170,226	$4,662	0.80%	0.15%	0.33%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 0.99% and 1.28% for the six month periods ended June 30, 2015 and 2014, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.49% and 4.32% for the six month periods ended June 30, 2015 and 2014, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the six month periods ended June 30, 2015 and 2014 other investment related expenses were $2.4 million and $1.7 million, respectively. The increase was primarily due to increased expense relating to our loan portfolios, which includes servicing fees, for the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the six month period ended June 30, 2015 were $4.3 million as compared to $4.0 million for the six month period ended June 30, 2014. The increase in our other operating expenses was primarily related to increased professional fees and administration fees.

Net Realized and Unrealized Gains on Investments
During the six month period ended June 30, 2015, we had net realized and unrealized gains on investments of $4.6 million as compared to net realized and unrealized gains of $24.1 million for the six month period ended June 30, 2014. Net realized and unrealized gains on investments of $4.6 million for the six month period ended June 30, 2015 resulted principally from net realized and unrealized gains on non-Agency RMBS, residential and consumer loans, REO, Agency IOs, and net short positions in sovereign bonds, partially offset by net realized and unrealized losses on Agency pass-throughs, non-Agency CMBS, CLOs, distressed debt, and net short positions in U.S. Treasury securities and TBAs. Our net short positions in TBAs and U.S. Treasury securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings and our short positions in sovereign bonds are typically used to hedge interest rate risk with respect to our non-dollar denominated assets. During the six month period ended June 30, 2015 the fixed income market was characterized by significant interest rate volatility, as interest rates declined sharply in the first quarter, only to rise sharply in the second quarter. As a result, asset prices fluctuated significantly over the six month period ended June 30, 2015.
Net realized and unrealized gains on investments of $24.1 million for the six month period ended June 30, 2014 resulted principally from net realized and unrealized gains on both our non-Agency and Agency RMBS portfolios, as well as on CMBS, residential mortgage loans, commercial mortgage loans, and CLOs, partially offset by net realized and unrealized losses on our net short positions in TBAs and government debt.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the six month period ended June 30, 2015, we had net realized and unrealized losses on our financial derivatives of $5.5 million as compared to net realized and unrealized losses of $7.8 million for the six month period ended June 30, 2014. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. As mentioned above, our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are principally in the form of credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS, as well as CDS on corporate bond indices and options on CDS on corporate bond indices. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or real estate-related corporate entities. We acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $5.5 million on our financial derivatives for the six month period ended June 30, 2015 resulted primarily from net losses related to our total return and interest rate swaps, partially offset by net realized and unrealized gains on our currency forwards. Losses on our total return swaps were primarily related to our equities trading strategy and distressed corporate exposure, while losses on our interest rates swaps were attributable to the fact that long-term interest rates were generally lower over the course of the first half of 2015 than they had been for almost all of 2014. Net gains on our currency forwards were offset by translation and transaction losses related to our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $7.8 million for the six month period ended June 30, 2014 resulted principally from net losses related to our interest rate swaps, foreign currency forwards, and our net short positions in CDS on RMBS and CMBS indices and CDS on corporate bond indices, partially offset by net realized and unrealized gains related to our net long positions on total return swaps and our net short positions in futures.
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

The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Six Month Period Ended June 30, 2015	$1,466,083	$1,360,408
Six Month Period Ended June 30, 2014	$1,170,226	$1,188,831
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	June 30, 2015
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$163,608	12.0%
31 - 60 Days	140,488	10.3%
61 - 90 Days	260,762	19.2%
91 - 120 Days	206,113	15.1%
121 - 150 Days	145,900	10.7%
151 - 180 Days	312,866	23.0%
181 - 360 Days	21,143	1.6%
> 360 Days	109,528	8.1%
	$1,360,408	100.0%
Reverse repos involving underlying investments that we sold prior to June 30, 2015, for settlement following June 30, 2015, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to June 30, 2015 for which delivery of the borrowed funds is not scheduled until after June 30, 2015.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 32.6% with respect to non-Agency assets, 5.4% with respect to Agency RMBS assets, and 12.8% overall. As of December 31, 2014 these respective weighted average contractual haircuts were 29.8%, 5.4%, and 13.5%.
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
In September 2014, we entered into a $150 million "non-mark-to-market" reverse repo facility which provides financing for certain types of non-Agency assets for a period of at least two years. In March 2016 the facility converts to a rolling facility with a six month cancellation notice period and automatic termination in September 2017. Under the terms of the facility, no additional collateral is required to be posted by us based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount outstanding under the facility. As of June 30, 2015 the Company had utilized approximately $109.5 million under the facility.
As of each of June 30, 2015 and December 31, 2014, we had $1.4 billion and $1.7 billion, respectively, of borrowings outstanding under our reverse repos. As of June 30, 2015, the remaining terms on our reverse repos ranged from 6 to 450 days, with a weighted average remaining term of 132 days. As of December 31, 2014, the remaining terms on our reverse repos ranged from 2 to 631 days, with a weighted average remaining term of 105 days. Our reverse repo borrowings were with a total of seventeen counterparties as of June 30, 2015 and sixteen counterparties as of December 31, 2014. As of June 30, 2015 and

December 31, 2014, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 0.76% and 0.79%, respectively. As of June 30, 2015, our reverse repos had interest rates ranging from 0.00% to 2.54%. As of December 31, 2014, our reverse repos had interest rates ranging from (1.50)% to 2.42%. The negative interest rate relates to reverse repo on U.S. Treasury securities. Excluding repo on U.S. Treasury securities, our borrowing rates ranged from 0.32% to 2.42% as of December 31, 2014. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.6 billion and $1.9 billion as of June 30, 2015 and December 31, 2014, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity as of June 30, 2015 and December 31, 2014:
June 30, 2015:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$97,268	450	12.5%
December 31, 2014:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$89,022	631	11.3%
RBC Capital Markets LLC	$45,613	109	5.8%
Deutsche Bank Securities	$41,951	44	5.3%
Although we typically finance most of our holdings of Agency RMBS, as of December 31, 2014, we held unencumbered Agency pools, on a settlement date basis, in the amount of $1.6 million.
We held cash and cash equivalents of approximately $123.9 million and $114.1 million as of June 30, 2015 and December 31, 2014, respectively.
On August 3, 2015, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the six month period ended June 30, 2015, we paid total dividends in the amount of $44.3 million related to the three month periods ended December 31, 2014 and March 31, 2015. In August 2015, our Board of Directors approved a dividend related to the second quarter of 2015 in the amount of $0.65 per share, or approximately $22.2 million, payable on September 15, 2015 to shareholders of record as of September 1, 2015. During the six month period ended June 30, 2014, we paid total dividends in the amount of $40.1 million related to the three month periods ended December 31, 2013 and March 31, 2014.

The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Six Month Period Ended June 30, 2015

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.65	$22,159		June 1, 2015	June 15, 2015
Second Quarter	$0.65	$22,159	*	September 1, 2015	September 15, 2015

*	Estimated
Six Month Period Ended June 30, 2014

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,070	May 30, 2014	June 16, 2014
Second Quarter	$0.77	$20,070	August 29, 2014	September 15, 2014
For the six month period ended June 30, 2015, our operating activities provided net cash in the amount of $363.2 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $309.0 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $54.1 million for the six month period ended June 30, 2015. In addition, contributions from non-controlling interests provided cash of $1.4 million. We used $44.3 million to pay dividends, $1.4 million for distributions to non-controlling interests (our joint venture partners), and $0.1 million for other financing activities. As a result there was an increase in our cash holdings of $9.7 million from $114.1 million as of December 31, 2014 to $123.9 million as of June 30, 2015.
For the six month period ended June 30, 2014, our operating activities provided net cash of $48.4 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of 47.3 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $1.1 million for the six month period ended June 30, 2014. In addition, contributions from a non-controlling interest member provided cash of $1.2 million. We used $40.1 million to pay dividends, $0.5 million for distributions to a non-controlling interest (our joint venture partner), and $0.1 million for other financing activities. As a result there was a decrease in our cash holdings of $38.5 million from $183.5 million as of December 31, 2013 to $145.0 million as of June 30, 2014.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of June 30, 2015 and December 31, 2014 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of June 30, 2015, we had an aggregate amount at risk under our reverse repos with eighteen counterparties of approximately $259.3 million and as of December 31, 2014, we had an aggregate amount at risk under our reverse repos with seventeen counterparties of approximately $284.9 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2015 and December 31, 2014 does not include approximately $4.6 million and $5.1 million, respectively, of net accrued interest, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Our derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the Future Commission Merchant, or "FCM," acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.
As of June 30, 2015, we had an aggregate amount at risk under our derivative contracts with eighteen counterparties of approximately $70.3 million. We also had $12.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2014, we had an aggregate amount at risk under our derivatives contracts with fifteen counterparties of approximately $51.8 million. We also had $18.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, as of June 30, 2015 and December 31, 2014, collateral posted by us and held by a third-party custodian in the amount of approximately $1.0 million and $1.4 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2015, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $10.1 million. As of December 31, 2014, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $8.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See note 14 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2015 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans underlying our RMBS holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. In the current relatively low interest rate environment, one might typically expect higher prepayment rates; however, as mortgage originators have tightened their lending standards and have also made the refinancing process far more cumbersome, the current level of prepayments is not nearly what would otherwise be expected. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, the government sponsored HARP program, which was designed to encourage mortgage refinancings, continues to be a factor in prepayment risk, and could become a bigger factor if eligibility requirements are expanded or qualification processes are streamlined. Mortgage rates remain very low by historical standards, and as a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2015, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$1,240	$2,418	$(1,302)	$(2,667)
Non-Agency RMBS, CMBS, CLOs, and Mortgage Loans	4,603	9,584	(4,224)	(8,069)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(4,636)	(9,552)	4,354	8,428
Mortgage-Related Derivatives	(86)	(149)	108	238
Corporate Securities and Derivatives on Corporate Securities	311	(1,277)	(2,208)	(6,314)
Repurchase Agreements and Reverse Repurchase Agreements	(2,133)	(2,949)	2,319	4,638
Total	$(701)	$(1,925)	$(953)	$(3,746)
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

While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2015 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the six month period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL LLC.
Date:	August 7, 2015	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	August 7, 2015	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the six month period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.