Form 10-Q
period 2015-09-30
Ellington Financial LLC
filed 2015-11-06
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Shares Representing Limited Liability Company Interests, no par value	33,417,118

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	September 30, 2015	December 31, 2014
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$139,395	$114,140
Restricted cash	5,580	—
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,883,248 and $2,122,326)	1,894,679	2,172,082
Financial derivatives–assets, at fair value (Net cost – $60,525 and $61,560)	73,994	80,029
Repurchase agreements (Cost – $110,060 and $172,001)	109,591	172,001
Total investments, financial derivatives, and repurchase agreements	2,078,264	2,424,112
Due from brokers	163,066	146,965
Receivable for securities sold and financial derivatives	909,106	1,237,592
Interest and principal receivable	25,794	20,611
Other assets	2,727	1,935
Total Assets	$3,323,932	$3,945,355
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $985,360 and $1,290,091)	$987,755	$1,291,370
Financial derivatives–liabilities, at fair value (Net proceeds – $48,316 and $33,555)	70,925	66,116
Total investments and financial derivatives	1,058,680	1,357,486
Reverse repurchase agreements	1,372,794	1,669,433
Due to brokers	2,831	22,224
Payable for securities purchased and financial derivatives	121,645	98,747
Securitized debt (Proceeds – $499 and $749)	503	774
Accounts payable and accrued expenses	2,807	2,798
Base management fee payable	2,849	2,963
Interest and dividends payable	2,185	2,386
Other liabilities	1,297	—
Total Liabilities	2,565,591	3,156,811
EQUITY	758,341	788,544
TOTAL LIABILITIES AND EQUITY	$3,323,932	$3,945,355
Commitments and contingencies (Note 15)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(33,417,118 and 33,449,678 shares issued and outstanding)	$742,494	$772,811
Additional paid-in capital – LTIP units	9,591	9,344
Total Shareholders' Equity	752,085	782,155
Non-controlling interests	6,256	6,389
Total Equity	$758,341	$788,544
PER SHARE INFORMATION:
Common shares	$22.51	$23.38

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (249.85%) (a) (b) (ag)
Mortgage-Backed Securities (214.00%)
Agency Securities (168.31%) (c)
Fixed Rate Agency Securities (163.09%)
Principal and Interest–Fixed Rate Agency Securities (154.68%)
North America
Mortgage-related—Residential
$182,200	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	9/42 - 10/45	$195,754
175,990	Federal National Mortgage Association Pools (30 Year)	4.00%	8/42 - 10/45	189,452
138,711	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 10/45	152,082
96,297	Federal National Mortgage Association Pools (30 Year)	3.50%	10/42 - 10/45	100,859
68,133	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 8/45	74,869
58,365	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	64,851
54,325	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 10/30	57,797
52,023	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 8/45	54,456
45,396	Government National Mortgage Association Pools (30 Year)	4.00%	6/45 - 9/45	48,793
31,865	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 10/30	33,321
22,214	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 9/30	23,620
18,534	Government National Mortgage Association Pools (30 Year)	4.50%	7/45 - 9/45	20,153
12,127	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 12/29	12,922
12,024	Government National Mortgage Association Pools (30 Year)	3.50%	4/45 - 6/45	12,600
8,230	Government National Mortgage Association Pools (Other)	4.56%	1/65	9,217
8,032	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	9,038
8,288	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 6/43	8,671
6,585	Government National Mortgage Association Pools (Other)	4.61%	6/64 - 11/64	7,388
6,114	Government National Mortgage Association Pools (Other)	4.59%	11/64	6,851
6,284	Federal National Mortgage Association Pools (20 Year)	4.00%	11/33 - 12/33	6,796
6,588	Federal National Mortgage Association Pools (30 Year)	3.00%	1/43 - 2/43	6,688
6,060	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	3/28 - 4/30	6,325
5,196	Federal National Mortgage Association Pools (Other)	4.50%	2/44	5,753
5,058	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	5,660
4,938	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	5,337
4,168	Government National Mortgage Association Pools (Other)	4.68%	9/64	4,670
3,796	Government National Mortgage Association Pools (Other)	4.50%	7/61	4,171
3,910	Government National Mortgage Association Pools (Other)	4.75%	1/61	4,097
3,554	Government National Mortgage Association Pools (Other)	4.63%	10/64	3,996
3,480	Government National Mortgage Association Pools (Other)	4.80%	2/61	3,663
3,188	Government National Mortgage Association Pools (Other)	4.49%	11/64	3,546
3,130	Government National Mortgage Association Pools (Other)	5.49%	4/60	3,380
2,793	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	3,090
2,650	Government National Mortgage Association Pools (Other)	4.64%	3/65	2,983
2,837	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28	2,957
2,573	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	2,909
2,619	Government National Mortgage Association Pools (Other)	5.54%	2/60	2,794

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$2,408	Government National Mortgage Association Pools (Other)	5.51%	2/60	$2,608
2,016	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	2,141
1,720	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	1,935
1,469	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,609
1,146	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43	1,160
882	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	977
733	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	814
218	Federal National Mortgage Association Pools (Other)	4.00%	6/37	227
				1,172,980
Interest Only–Fixed Rate Agency Securities (1.14%)
North America
Mortgage-related—Residential
15,412	Federal National Mortgage Association	4.50%	12/20 - 5/43	1,863
9,318	Government National Mortgage Association	5.50%	11/43	1,670
12,654	Federal National Mortgage Association	5.00%	1/36 - 5/40	1,540
6,195	Federal Home Loan Mortgage Corporation	3.50%	12/32	893
5,465	Federal Home Loan Mortgage Corporation	5.00%	3/40	582
4,101	Federal National Mortgage Association	3.00%	9/41	437
2,142	Government National Mortgage Association	4.75%	7/40	385
1,759	Government National Mortgage Association	6.00%	6/38	347
4,175	Government National Mortgage Association	5.00%	5/37	331
1,778	Federal National Mortgage Association	5.50%	10/40	250
1,428	Federal National Mortgage Association	4.00%	5/39	228
1,212	Federal Home Loan Mortgage Corporation	5.50%	1/39	138
				8,664
TBA–Fixed Rate Agency Securities (7.27%)
North America
Mortgage-related—Residential
34,240	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	10/15	34,585
13,450	Government National Mortgage Association (30 Year)	3.50%	10/15	14,091
4,320	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	10/15	4,494
1,200	Government National Mortgage Association (30 Year)	4.00%	10/15	1,279
658	Federal National Mortgage Association (30 Year)	3.00%	10/15	667
				55,116
Total Fixed Rate Agency Securities (Cost $1,224,138)				1,236,760
Floating Rate Agency Securities (5.22%)
Principal and Interest–Floating Rate Agency Securities (2.62%)
North America
Mortgage-related—Residential
8,485	Federal National Mortgage Association Pools	2.75% - 6.05%	9/35 - 5/45	8,993
7,747	Federal Home Loan Mortgage Corporation Pools	2.61% - 5.94%	6/37 - 5/44	8,233
2,449	Government National Mortgage Association Pools	2.55%	11/64	2,638
				19,864

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only–Floating Rate Agency Securities (2.60%)
North America
Mortgage-related—Residential
$208,573	Government National Mortgage Association	0.40% - 6.53%	11/42 - 10/63	$13,554
19,783	Federal National Mortgage Association	5.50% - 7.36%	6/33 - 12/41	3,131
21,228	Resecuritization of Government National Mortgage Association (d)	4.31%	8/60	1,774
6,915	Federal Home Loan Mortgage Corporation	5.79% - 6.42%	3/36 - 8/39	1,232
				19,691
Total Floating Rate Agency Securities (Cost $38,247)				39,555
Total Agency Securities (Cost $1,262,385)				1,276,315
Private Label Securities (45.69%)
Principal and Interest–Private Label Securities (44.84%)
North America (38.48%)
Mortgage-related—Residential
438,643	Various	0.00% - 9.35%	5/19 - 9/46	261,434
Mortgage-related—Commercial
114,942	Various	3.00% - 4.56%	7/45 - 2/48	30,339
Total North America (Cost $276,610)				291,773
Europe (6.36%)
Mortgage-related—Residential
40,938	Various	0.00% - 5.33%	6/25 - 3/50	37,982
Mortgage-related—Commercial
14,932	Various	0.00% - 11.00%	10/15 - 6/19	10,276
Total Europe (Cost $53,625)				48,258
Total Principal and Interest–Private Label Securities (Cost $330,235)				340,031
Principal Only–Private Label Securities (0.45%)
North America
Mortgage-related—Residential
5,800	Various	—%	8/30	3,438
Total Principal Only–Private Label Securities ($2,950)				3,438
Interest Only–Private Label Securities (0.40%)
North America
Mortgage-related—Residential
42,536	Various	0.50% - 2.00%	6/44 - 9/47	1,129
Mortgage-related—Commercial
27,254	Various	1.57% - 1.60%	10/47 - 2/48	1,900
Total Interest Only–Private Label Securities (Cost $2,136)				3,029
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
104,463	Various	—%	6/37	—

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Mortgage-related—Commercial
$—	Various	—%	7/45 - 2/48	$—
Total Other Private Label Securities (Cost $283)				—
Total Private Label Securities (Cost $335,604)				346,498
Total Mortgage-Backed Securities (Cost $1,597,989)				1,622,813
Collateralized Loan Obligations (7.49%)
North America (3.96%)
65,573	Various	0.00% - 9.15%	5/16 - 9/68	29,997
Total North America (Cost $36,248)				29,997
Europe (3.53%)
39,195	Various	0.00% - 4.48%	1/22 - 12/56	26,806
Total Europe (Cost $27,250)				26,806
Total Collateralized Loan Obligations (Cost $63,498)				56,803
Consumer Loans and Asset-backed Securities backed by Consumer Loans (10.25%) (e)
North America (9.86%)
Consumer (f)
71,921	Various	5.50% - 49.00%	10/15 - 9/20	74,744
Total North America (Cost $74,116)				74,744
Europe (0.39%)
Consumer
2,582	Various	—%	8/24	2,957
Total Europe (Cost $3,165)				2,957
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $77,281)				77,701
Corporate Debt (3.72%)
North America (2.22%)
Basic Materials
5,720	Various	11.75%	1/19	1,165
Consumer
2,933	Various	4.83% - 7.83%	7/20	1,690
Energy
16,026	Various	4.33% - 11.25%	9/18 - 4/21	3,627
Mortgage-related—Residential
10,500	Various	15.00%	10/19	10,400
Total North America (Cost $22,690)				16,882
Europe (1.50%)
Communications
8,155	Various	14.00%	10/18	8,889
Consumer
16,218	Various	7.50%	12/16	553
Energy
2,800	Various	12.25%	1/17	1,923
Total Europe (Cost $12,034)				11,365
Total Corporate Debt (Cost $34,724)				28,247

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Mortgage Loans (9.53%) (e)
North America
Mortgage-related—Commercial (g)
$60,519	Various	2.50% - 12.00%	11/15 - 7/45	$54,620
Mortgage-related—Residential (i)
25,979	Various	1.00% - 13.50%	7/21 - 9/55	17,659
Total Mortgage Loans (Cost $73,044)				72,279
Real Estate Owned (1.96%) (e) (h)
North America
Real estate-related
43	Single-Family Houses			7,061
2	Commercial Property			7,769
Total Real Estate Owned (Cost $14,714)				14,830
Private Corporate Equity Investments (2.90%)
North America (2.90%)
Consumer
1,578	Non-Exchange Traded Corporate Equity			2,726
Diversified
160	Non-Exchange Traded Corporate Equity			2,403
Mortgage-related—Commercial
8,171	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			7,991
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,826
Mortgage-related—Residential
9,482	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			4,325
7,478	Non-Exchange Traded Equity Investment in Mortgage Originators			913
Technology
99	Non-Exchange Traded Corporate Equity			822
Total North America (Cost $21,998)				22,006
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe				—
Private Corporate Equity Investments (Cost $21,998)				22,006
Total Long Investments (Cost $1,883,248)				$1,894,679

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (14.45%) (a) (b) (j)
North America (11.06%)
Government
$20,344	Bank of America	0.07%	10/15	$20,344
	Collateralized by Par Value $20,550
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 8/25
14,962	Bank of America	0.20%	10/15	14,962
	Collateralized by Par Value $15,000
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 2/25
13,982	Bank of America	0.20%	10/15	13,982
	Collateralized by Par Value $14,000
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 9/20
12,165	Bank of America	0.20%	10/15	12,165
	Collateralized by Par Value $12,000
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 6/20
5,063	Bank of America	0.17%	10/15	5,063
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
4,040	Bank of America	0.20%	10/15	4,040
	Collateralized by Par Value $4,000
	U.S. Treasury Note Coupon 1.50%,
	Maturity Date 5/20
4,010	Bank of America	0.20%	10/15	4,010
	Collateralized by Par Value $4,000
	U.S. Treasury Note Coupon 1.38%,
	Maturity Date 3/20
3,276	Bank of America	0.15%	10/15	3,276
	Collateralized by Par Value $3,200
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
2,038	Bank of America	0.20%	10/15	2,038
	Collateralized by Par Value $2,000
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 7/22
2,013	Bank of America	0.20%	10/15	2,013
	Collateralized by Par Value $2,000
	U.S. Treasury Note Coupon 2.13%,
	Maturity Date 5/25

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,995	Bank of America	0.20%	10/15	$1,995
	Collateralized by Par Value $2,000
	U.S. Treasury Note Coupon 1.25%,
	Maturity Date 1/20
Total North America (Cost $83,888)				83,888
Europe (3.39%)
Government
15,622	Barclays Capital Inc.	(0.28)%	10/15	15,622
	Collateralized by Par Value $15,353
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 4/18
8,023	Barclays Capital Inc.	(0.28)%	10/15	8,023
	Collateralized by Par Value $7,244
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
2,058	Barclays Capital Inc.	0.40%	10/15	2,058
	Collateralized by Par Value $1,969
	Sovereign Government Bond, 4.00%,
	Maturity Date 9/16
Total Europe (Cost $26,172)				25,703
Total Repurchase Agreements (Cost $110,060)				$109,591

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-130.25%) (a) (b)
TBA–Fixed Rate Agency Securities Sold Short (-116.39%) (k)
North America
Government
$(132,607)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	10/15	$(141,154)
(114,080)	Federal National Mortgage Association (15 year)	3.50%	10/15	(120,497)
(91,910)	Federal National Mortgage Association (30 year)	4.50%	10/15	(99,640)
(92,458)	Federal National Mortgage Association (30 year)	4.00%	10/15	(98,623)
(78,842)	Federal National Mortgage Association (30 year)	3.50%	10/15	(82,242)
(51,970)	Federal National Mortgage Association (30 year)	5.00%	10/15	(57,270)
(39,200)	Federal National Mortgage Association (30 year)	4.50%	11/15	(42,462)
(35,750)	Federal National Mortgage Association (15 year)	3.00%	10/15	(37,225)
(30,231)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	10/15	(32,716)
(30,200)	Federal National Mortgage Association (30 year)	4.00%	11/15	(32,155)
(28,800)	Federal National Mortgage Association (15 year)	2.50%	10/15	(29,362)
(19,980)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	10/15	(21,066)
(16,950)	Government National Mortgage Association (30 year)	4.00%	10/15	(18,057)
(16,510)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	10/15	(17,176)
(15,200)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	11/15	(16,435)
(11,170)	Federal National Mortgage Association (15 year)	4.00%	10/15	(11,695)
(8,570)	Government National Mortgage Association (30 year)	3.50%	10/15	(8,966)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	10/15	(7,665)
(5,400)	Federal National Mortgage Association (30 year)	3.50%	11/15	(5,620)
(1,300)	Federal Home Loan Mortgage Corporation (30 year)	5.50%	10/15	(1,442)
(1,100)	Government National Mortgage Association (30 year)	4.50%	10/15	(1,182)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$880,077)				(882,650)
Government Debt Sold Short (-13.86%)
North America (-10.54%)
Government
(79,750)	U.S. Treasury Note	1.25% - 2.25%	10/18 - 8/25	(79,953)
Total North America (Proceeds -$79,239)				(79,953)
Europe (-3.32%)
Government
(24,567)	European Sovereign Bond	0.25% - 4.00%	9/16 - 4/19	(25,152)
Total Europe (Proceeds -$26,044)				(25,152)
Total Government Debt Sold Short (Proceeds -$105,283)				(105,105)
Total Investments Sold Short (Proceeds -$985,360)				$(987,755)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (9.76%) (a) (b)
Swaps (9.40%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (l)	Credit	$377,478	12/17 - 12/20	$34,580
Interest Rate Swaps (m)	Interest Rates	1,037,276	10/16 - 9/45	24,328
Credit Default Swaps on Asset-Backed Indices (l)	Credit	1,532	12/37	59
North America
Total Return Swaps
Communications (q)	Credit	6,467	3/16 - 7/16	97
Consumer (q)	Credit	4,972	3/16 - 6/16	68
Financial (q)	Credit	2,646	9/16	11
Financial (p)	Equity Market	487	11/16	5
Total Total Return Swaps				181
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (n)	Credit	(59,146)	5/46 - 5/63	2,912
Interest Rate Swaps (o)	Interest Rates	(48,700)	10/17 - 2/45	273
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—residential	Credit	(14,231)	9/34 - 5/36	8,927
Credit Default Swaps on Corporate Bonds (n)
Consumer	Credit	(590)	12/19	1
Total Return Swaps
Energy (p)	Equity Market	(116)	7/17	—
Financial (p)	Equity Market	(3,309)	3/17	—
Total Total Return Swaps				—
Total Swaps (Net cost $59,405)				71,261
Futures (0.03%)
Long Futures:
U.S. Treasury Note Futures (s)	Interest Rates	59,200	12/15	172
Eurodollar Futures (r)	Interest Rates	14,000	6/17	38
Short Futures:
U.S. Treasury Note Futures (s)	Interest Rates	(5,600)	12/15	1
Total Futures				211
Options (0.19%)
Purchased Options:
Put Options on Credit Default Swaps on Corporate Bond Indices (w)	Credit	101,208	10/15 - 12/15	898
Call Options on U.S. Treasury Futures (t)	Interest Rates	5,800	11/15	177
Payer Swaptions (z)	Interest Rates	73,300	11/15	46
Receiver Swaptions (aa)	Interest Rates	118,000	9/17	316
Total Options (Cost $1,020)				1,437

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Forwards (0.13%)
Short Forwards
Currency Forwards (af)	Currency	$(99,922)	12/15	$974
Total Forwards				974
Warrants (0.01%)
North America
Warrants (v)
Mortgage-related—residential	Equity Market	1,554		100
Total Warrants (Cost $100)				100
Mortgage Loan Purchase Commitments (0.00%)
North America
Mortgage Loan Purchase Commitments (ad)
Mortgage-related—residential	Interest Rates	4,773	10/15 - 11/15	11
Total Mortgage Loan Purchase Commitments				11
Total Financial Derivatives–Assets (Net cost $60,525)				$73,994
Financial Derivatives–Liabilities (-9.35%) (a) (b)
Swaps (-8.97%) (ah)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (l)	Credit	45,193	1/47 - 5/63	(4,540)
Interest Rate Swaps (m)	Interest Rates	49,142	10/17 - 10/45	(15)
North America
Total Return Swaps
Basic Materials (q)	Credit	6,496	3/16	(562)
Communications (q)	Credit	7,289	3/16 - 8/16	(1,882)
Consumer (q)	Credit	2,790	6/16 - 8/16	(49)
Diversified (q)	Credit	2,772	3/16	(13)
Energy (q)	Credit	6,085	4/16 - 10/16	(533)
Financial (p)	Equity Market	25,496	11/16	(1)
Industrial (q)	Credit	1,000	3/16	(6)
Technology (q)	Credit	1,391	6/16	(10)
Total Total Return Swaps				(3,056)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Short Swaps:
Interest Rate Swaps (o)	Interest Rates	$(1,494,961)	1/16 - 10/45	$(27,623)
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(603,856)	12/16-12/20	(32,108)
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—residential	Credit	(3,234)	10/34 - 3/35	(262)
Credit Default Swaps on Corporate Bonds (n)
Consumer	Credit	(6,580)	9/19 - 9/20	(354)
Financial	Credit	(4,000)	3/20	(99)
Total Credit Default Swaps on Corporate Bonds				(453)
Total Return Swaps
Energy (p)	Equity Market	(439)	3/17	—
Financial (p)	Equity Market	(889)	3/17	—
Total Total Return Swaps				—
Total Swaps (Net proceeds -$43,941)				(68,057)
Futures (-0.16%)
Short Futures:
U.S. Treasury Note Futures (s)	Interest Rates	(20,700)	12/15	(233)
Eurodollar Futures (r)	Interest Rates	(734,000)	3/16 - 12/17	(970)
Total Futures				(1,203)
Options (-0.20%)
Written Options:
Call Options on Credit Default Swaps on Corporate Bond Indices (x)	Credit	(722,700)	10/15 - 12/15	(1,050)
Put Options on Credit Default Swaps on Corporate Bond Indices (y)	Credit	(26,359)	12/15	(150)
Put Options on U.S. Treasury Futures (u)	Interest Rates	(5,800)	11/15	(59)
Payer Swaption (ac)	Interest Rates	(49,700)	11/15	(44)
Receiver Swaption (ab)	Interest Rates	(207,000)	9/17	(221)
Total Options (Proceeds -$4,375)				(1,524)
Forwards (-0.02%)
Long Forwards:
Currency Forwards (ae)	Currency	33,615	12/15	(141)
Total Forwards				(141)
Total Financial Derivatives–Liabilities (Net proceeds -$48,316)				$(70,925)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONTINUED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At September 30, 2015, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 88.46%, 56.51%, and 23.34% of equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)	Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments.

(f)
Includes investments in participation certificates in a trust owned by a related party of Ellington Financial Management LLC for which the Company has beneficial interests in the residual cash flows of the underlying loans held by the trust. At September 30, 2015 loans held in the related party trust for which the Company has beneficial interests in the residual cash flows, totaled $2.7 million.

(g)	Includes non-performing commercial loans in the amount of $6.3 million whereby principal and/or interest is past due and a maturity date is not applicable.

(h)	Number of properties not shown in thousands, represents actual number of properties owned.

(i)	As of September 30, 2015, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $5.7 million.

(j)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(k)
At September 30, 2015, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 82.34%, 30.33%, and 3.72% of equity, respectively.

(l)	For long credit default swaps, the Company sold protection.

(m)	For long interest rate swap contracts, a floating rate is being paid and a fixed rate is being received.

(n)	For short credit default swaps, the Company purchased protection.

(o)	For short interest rate swap contracts, a fixed rate is being paid and a floating rate is being received.

(p)	Notional value represents number of underlying shares times the closing price of the underlying security.

(q)	Notional value represents outstanding principal balance on underlying corporate debt.

(r)	Every $1,000,000 in notional value represents one contract.

(s)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of September 30, 2015, 321 long futures contracts and 997 short futures contracts were held.

(t)	Represents the option on the part of the Company to enter into a futures contract with a counterparty; as of September 30,2015 58 call options contracts were held.

(u)	Represents the option on the part of a counterparty to enter into a futures contract with the Company; as of September 30,2015 58 put options contracts were held.

(v)	Notional amount represents number of warrants.

(w)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(x)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(y)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(z)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(aa)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a floating rate and receive a fixed rate.

(ab)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would pay a fixed rate and receive a floating rate.

(ac)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(ad)	Notional amount represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.

(ae)	Notional amount represents U.S. Dollars to be paid by the Company at the maturity of the forward contract.

(af)	Notional amount represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2015 (CONCLUDED)
(UNAUDITED)

(ag)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	168.31%
A/A/A	0.33%
Baa/BBB/BBB	1.64%
Ba/BB/BB or below	39.54%
Unrated	40.03%

(ah)	The following table shows the Company's swap liabilities by dealer as a percentage of Total Equity:

Dealer/Parent Company	Asset/Liability	Percent of Equity
Affiliates of JP Morgan	Financial derivatives—liability	(5.81)%

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
Private Label Securities (77.67%)
Principal and Interest - Private Label Securities (76.95%)
North America (71.67%)
Mortgage-related—Residential
799,083	Various	0.00% - 9.35%	5/19 - 7/47	525,877
Mortgage-related—Commercial
117,877	Various	3.00% - 5.40%	7/45 - 12/49	39,240
Total North America (Cost $526,764)				565,117
Europe (5.28%)
Mortgage-related—Residential
33,294	Various	0.34% - 4.41%	8/38 - 1/61	28,803
Mortgage-related—Commercial
12,784	Various	0.00%-12.25%	7/15 - 3/24	12,837
Total Europe (Cost $45,070)				41,640
Total Principal and Interest - Private Label Securities (Cost $571,834)				606,757
Principal Only - Private Label Securities (0.41%)
North America
Mortgage-related—Residential
5,800	Various	—%	8/30	3,248
Total Principal Only - Private Label Securities (Cost $2,737)				3,248
Interest Only - Private Label Securities (0.31%)
North America
Mortgage-related—Residential
47,557	Various	0.50% - 2.00%	6/44 - 9/47	1,189
Mortgage-related—Commercial
17,666	Various	1.42% - 1.45%	10/47 - 12/47	1,234
Total Interest Only - Private Label Securities (Cost $1,602)				2,423

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
$111,629	Various	—%	6/37	$—
Mortgage-related—Commercial
—	Various	—%	7/45 - 10/47	—
Total Other Private Label Securities (Cost $302)				—
Total Private Label Securities (Cost $576,475)				612,428
Total Mortgage-Backed Securities (Cost $1,848,676)				1,902,512
Collateralized Loan Obligations (15.47%)
North America (13.05%)
128,188	Various	0.00% - 9.73%	2/17 - 9/68	102,883
Total North America (Cost $104,547)				102,883
Europe (2.42%)
19,786	Various	1.73% - 4.00%	3/17 - 3/23	19,111
Total Europe (Cost $20,015)				19,111
Total Collateralized Loan Obligations (Cost $124,562)				121,994
Consumer Loans and Asset-backed Securities backed by Consumer Loans (3.08%) (i)
North America (2.59%)
Consumer
17,624	Various	0.00%-49.00%	6/15 - 7/19	20,434
Total North America (Cost $20,549)				20,434
Europe (0.49%)
Consumer
3,860	Various	—%	8/24	3,860
Total Europe (Cost $4,275)				3,860
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $24,824)				24,294
Corporate Debt (5.41%)
North America
Basic Materials
5,440	Various	9.00%	11/19	5,114
Communications
15,255	Various	7.75%-14.00%	12/16 - 6/19	14,671
Consumer
6,543	Various	5.25%-11.50%	6/16 - 9/21	5,867
Diversified
2,793	Various	7.50%	5/20	2,779
Energy
7,475	Various	7.00%-12.25%	1/17 - 6/19	5,877

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2014 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties/ Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
Mortgage-related—Residential
$8,500	Various	15.00%	10/19	$8,400
Total Corporate Debt (Cost $43,585)				42,708
Mortgage Loans (7.08%) (i)
North America
Mortgage-related—Commercial (g)
32,519	Various	0.00%-10.00%	1/15 - 11/17	28,309
Mortgage-related—Residential
44,336	Various	—%	2/18 - 10/54	27,482
Total Mortgage Loans (Cost $55,664)				55,791
Real Estate Owned (1.10%) (h) (i)
North America
Real estate-related
50	Single-Family Houses			6,591
1	Commercial Property			2,044
Total Real Estate Owned (Cost $8,748)				8,635
Private Corporate Equity Investments (1.84%)
North America
Consumer
32	Non-Exchange Traded Corporate Equity			2,090
Diversified
56	Non-Exchange Traded Corporate Equity			770
Mortgage-related—Commercial
6,241	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			6,241
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,673
Mortgage-related—Residential
7,657	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			2,500
728	Non-Exchange Traded Equity Investment in Mortgage Originators			238
Total Private Corporate Equity Investments (Cost $14,717)				14,512
U.S. Treasury Securities (0.21%)
North America
Government
1,560	U.S. Treasury Bond	3.00%	11/44	1,636
Total U.S. Treasury Securities (Cost $1,550)				1,636
Total Long Investments (Cost $2,122,326)				$2,172,082

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014(1)	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014(1)
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$26,440	$22,521	$78,692	$65,014
Other income	565	—	1,881	—
Total investment income	27,005	22,521	80,573	65,014
EXPENSES
Base management fee	2,849	3,056	8,720	7,789
Incentive fee	—	1,400	—	1,400
Interest expense	3,073	2,179	8,926	7,222
Other investment related expenses	1,473	1,184	3,838	2,846
Professional fees	587	553	1,934	1,772
Administration fees	342	306	1,027	893
Compensation expense	366	358	1,045	1,030
Insurance expense	162	191	482	573
Directors' fees and expenses	62	70	195	200
Share-based LTIP expense	98	65	294	191
Other expenses	470	560	1,392	1,411
Total expenses	9,482	9,922	27,853	25,327
NET INVESTMENT INCOME	17,523	12,599	52,720	39,687
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	8,477	2,449	32,255	16,887
Financial derivatives, excluding currency forwards	1,943	(10,698)	(13,583)	(9,871)
Financial derivatives—currency forwards	415	1,221	1,890	796
Foreign currency transactions	(2,555)	(1,455)	(1,092)	(1,202)
	8,280	(8,483)	19,470	6,610
Change in net unrealized gain (loss) on:
Investments	(20,772)	(2,560)	(39,954)	7,096
Financial derivatives, excluding currency forwards	(3,354)	11,397	4,946	3,411
Financial derivatives—currency forwards	(153)	659	87	434
Foreign currency translation	2,403	(465)	(701)	(48)
	(21,876)	9,031	(35,622)	10,893
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(13,596)	548	(16,152)	17,503
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	3,927	13,147	36,568	57,190
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	31	199	259	660
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$3,896	$12,948	$36,309	$56,530
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.12	$0.46	$1.07	$2.13
(1) Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2015			Nine Month Period Ended September 30, 2014
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2014 and 12/31/2013, respectively)	$782,155	$6,389	$788,544	$620,401	$5,648	$626,049
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			52,720			39,687
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			19,470			6,610
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(35,622)			10,893
Net increase in equity resulting from operations	36,309	259	36,568	56,530	660	57,190
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Proceeds from the issuance of shares(1)	—		—	188,400		188,400
Shares issued in connection with incentive fee payment	—		—	309		309
Contributions from non-controlling interests		1,430	1,430		1,524	1,524
Dividends(2)	(66,048)	(414)	(66,462)	(59,720)	(490)	(60,210)
Distributions to non-controlling interests		(1,410)	(1,410)		(1,099)	(1,099)
Adjustment to non-controlling interest	—	—	—	(486)	486	—
Offering costs	—		—	(247)		(247)
Shares repurchased	(623)		(623)	—		—
Share-based LTIP awards	292	2	294	190	1	191
Net increase (decrease) in equity from transactions	(66,379)	(392)	(66,771)	128,446	422	128,868
Net increase (decrease) in equity	(30,070)	(133)	(30,203)	184,976	1,082	186,058
ENDING EQUITY (9/30/2015 and 9/30/2014, respectively)	$752,085	$6,256	$758,341	$805,377	$6,730	$812,107

(1)	For the nine month period ended September 30, 2014 proceeds from the issuance of shares is net of an underwriters' discount of $3.0 million.

(2)	For the nine month periods ended September 30, 2015 and 2014, dividends totaling $1.95 and $2.31, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended
	September 30, 2015	September 30, 2014
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$36,568	$57,190
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(19,884)	(8,115)
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	34,466	(10,678)
Amortization of premiums and accretion of discounts (net)	7,786	(6,036)
Purchase of investments	(2,824,104)	(2,899,745)
Proceeds from disposition of investments	2,878,023	2,118,261
Proceeds from principal payments of investments	220,875	135,376
Proceeds from investments sold short	1,581,247	1,429,501
Repurchase of investments sold short	(1,897,897)	(1,087,703)
Payments made to open financial derivatives	(202,294)	(18,692)
Proceeds received to close financial derivatives	255,353	41,677
Proceeds received to open financial derivatives	75,376	43,471
Payments made to close financial derivatives	(124,332)	(65,865)
Shares issued in connection with incentive fee payment	—	309
Share-based LTIP expense	294	191
(Increase) decrease in assets:
Repurchase agreements	62,410	(19,077)
Receivable for securities sold and financial derivatives	328,486	(363,200)
Due from brokers	(16,101)	(58,926)
Interest and principal receivable	(5,183)	(4,122)
Restricted cash	(5,580)	—
Other assets	(753)	(1,182)
Increase (decrease) in liabilities:
Due to brokers	(19,393)	(7,752)
Payable for securities purchased and financial derivatives	22,898	383,408
Accounts payable and accrued expenses	26	440
Incentive fee payable	—	(1,691)
Other liabilities	1,297	—
Interest and dividends payable	(201)	617
Base management fee payable	(114)	692
Net cash provided by (used in) operating activities	389,269	(341,651)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Month Period Ended
	September 30, 2015	September 30, 2014
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Proceeds from the issuance of shares	$—	$188,400
Contributions from non-controlling interests	1,430	1,524
Shares repurchased	(623)	—
Offering costs paid	(56)	(151)
Dividends paid	(66,462)	(60,210)
Distributions to non-controlling interests	(1,410)	(1,099)
Principal payments on securitized debt	(254)	(144)
Borrowings under reverse repurchase agreements (1)	7,188,017	3,587,485
Repayments of reverse repurchase agreements (1)	(7,484,656)	(3,428,519)
Net cash provided by (used in) financing activities	(364,014)	287,286
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,255	(54,365)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,140	183,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,395	$129,124
Supplemental disclosure of cash flow information:
Interest paid	$8,573	$7,110
Shares issued in connection with incentive fee payment (non-cash)	$—	$309
Share-based LTIP awards (non-cash)	$294	$191
Aggregate TBA trade activity (buys + sells) (non-cash)	$27,491,213	$20,616,947
(1) Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, non-Agency mortgage-backed securities determined to have sufficiently observable market data, U.S. Treasury securities and certain sovereign debt, commonly traded derivatives, such as interest rate swaps, foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are RMBS, CMBS, ABS, and credit default swaps, or "CDS," on individual ABS, distressed corporate debt and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, non-listed equities, and private corporate equity investments.

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
The Company's investments in distressed corporate debt are in the form of loans as well as total return swaps on loans. Valuations are typically based on prices of the underlying loans received from widely used third-party pricing services. These investments are generally designated as Level 3 assets. Investments in private operating entities, such as mortgage originators, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results, and in certain cases, where sufficient relevant data is not otherwise available, the original transaction price. These investments are designated as Level 3 assets.
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
The Company receives dividend income on certain of its equity investments and rental income on certain of its REO properties. These items of income are included on the Consolidated Statement of Operations under the heading, "Other income."
(D) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in an interest bearing overnight account and amounts held in money market funds, and these balances generally exceed insured limits. Restricted cash represents cash that the Company can use only for specific purposes, see Note 13.
(E) Financial Derivatives: The Company enters into various types of financial derivatives. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is reflected on the Consolidated Statement of Assets, Liabilities, and Equity as "Due to Brokers." Conversely, cash collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Statement of Assets, Liabilities, and Equity. The major types of derivatives utilized by the Company are swaps, futures, options and swaptions, and forwards.
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
Swaps change in value with movements in interest rates, credit quality or total return of the reference securities. During the term of swap contracts, changes in value are recognized as unrealized gains or losses. When a contract is terminated, the Company realizes a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. Upfront payments paid and/or received by the Company to open swap contracts are recorded as an asset and/or liability on the Consolidated Statement of Assets, Liabilities, and Equity and are recorded as a realized gain or loss on the termination date.
Futures Contracts: A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. The Company enters into Eurodollar and/or U.S. Treasury security futures contracts to hedge its interest rate risk. The Company may also enter into various other futures contracts, including equity index futures. Initial margin deposits are made upon entering into futures contracts and can generally be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
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
Commitments to Purchase Residential Mortgage Loans: The Company may enter into forward purchase commitments under flow agreements, whereby the Company commits to purchasing the loans based on pre-defined underwriting guidelines and at stated interest rates. Actual loan purchases are contingent upon successful loan closings. These commitments to purchase mortgage loans are classified as derivatives on the Company's Consolidated Statement of Assets, Liabilities, and Equity and are, therefore, recorded as assets or liabilities measured at fair value. Until the purchase commitment expires or the underlying loan closes, changes in the estimated fair value of such commitments are recognized as unrealized gains or losses in the Consolidated Statement of Operations.
Financial derivatives disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, credit default swaps on corporate bonds, interest rate swaps, total return swaps, futures, foreign currency forwards, options contracts, warrants, and mortgage loan purchase commitments.

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
(G) Reverse Repurchase Agreements and Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. The Company also enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. The Company accounts for reverse repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the reverse repurchase agreement, on the amount borrowed over the term of the reverse repurchase agreement. The interest rate on a reverse repurchase agreement or a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Equity. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements reported on a net basis in the Company's consolidated financial statements. Reverse repurchase agreements are carried at their contractual amounts, which approximate fair value as the debt is short-term in nature. Repurchase agreements are carried at fair value based on their contractual amounts as the debt is short-term in nature.
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
(T) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. As of September 30, 2015, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes, one of which intends to elect to be taxed as a real estate investment trust.
The Company follows the provisions of ASC 740-10, Income Taxes ("ASC 740-10"), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2014, 2013, or 2012 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at September 30, 2015:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$50,000	$—	$—	$50,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,247,960	$28,355	$1,276,315
Private label residential mortgage-backed securities	—	153,526	150,457	303,983
Private label commercial mortgage-backed securities	—	—	42,515	42,515
Commercial mortgage loans	—	—	54,620	54,620
Residential mortgage loans	—	—	17,659	17,659
Collateralized loan obligations	—	—	56,803	56,803
Consumer loans and asset-backed securities backed by consumer loans	—	—	77,701	77,701
Corporate debt	—	—	28,247	28,247
Real estate owned	—	—	14,830	14,830
Private corporate equity investments	—	—	22,006	22,006
Total investments, at fair value	—	1,401,486	493,193	1,894,679
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	8,927	8,927
Credit default swaps on corporate bond indices	—	34,580	—	34,580
Credit default swaps on corporate bonds	—	1	—	1
Credit default swaps on asset-backed indices	—	2,971	—	2,971
Interest rate swaps	—	24,601	—	24,601
Total return swaps	—	5	176	181
Swaptions	—	362	—	362
Options	177	898	—	1,075
Futures	211	—	—	211
Forwards	—	974	—	974
Warrants	—	—	100	100
Mortgage loan purchase commitments	—	11	—	11
Total financial derivatives–assets, at fair value	388	64,403	9,203	73,994
Repurchase agreements	—	109,591	—	109,591
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$388	$1,575,480	$502,396	$2,078,264
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(882,650)	$—	$(882,650)
Government debt	—	(105,105)	—	(105,105)
Total investments sold short, at fair value	—	(987,755)	—	(987,755)

Description	Level 1	Level 2	Level 3	Total
Liabilities (continued):	(In thousands)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	$—	$(32,108)	$—	$(32,108)
Credit default swaps on corporate bonds	—	(453)	—	(453)
Credit default swaps on asset-backed indices	—	(4,540)	—	(4,540)
Credit default swaps on asset-backed securities	—	—	(262)	(262)
Interest rate swaps	—	(27,638)	—	(27,638)
Total return swaps	—	(1)	(3,055)	(3,056)
Options	(59)	(1,200)	—	(1,259)
Swaptions	—	(265)	—	(265)
Futures	(1,203)	—	—	(1,203)
Forwards	—	(141)	—	(141)
Total financial derivatives–liabilities, at fair value	(1,262)	(66,346)	(3,317)	(70,925)
Securitized debt(1)	—	—	(503)	(503)
Guarantees(2)	—	—	(1,229)	(1,229)
Total investments sold short, financial derivatives–liabilities, securitized debt, and guarantees, at fair value	$(1,262)	$(1,054,101)	$(5,049)	$(1,060,412)

(1)
The asset subject to the resecuritization had a fair value of $1.9 million as of September 30, 2015, which is included on the Consolidated Schedule of Investments under Principal and Interest – Private Label Securities Mortgage-related—Residential.

(2)	Included in Other liabilities on the Consolidated Statement of Assets, Liabilities, and Equity.
There were no transfers of financial instruments between Level 1 and Level 2 during the nine month period ended September 30, 2015.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$104,505	Market Quotes	Non Binding Third-Party Valuation	$1.84	$114.86	$70.70
Collateralized loan obligations	51,520	Market Quotes	Non Binding Third-Party Valuation	$14.00	$127.50	$89.83
Private label residential mortgage-backed securities	45,449	Discounted Cash Flows	Yield	4.0%	56.2%	13.4%
			Projected Collateral Prepayments	5.3%	78.0%	37.1%
			Projected Collateral Losses	1.1%	31.2%	13.5%
			Projected Collateral Recoveries	1.4%	19.0%	8.1%
			Projected Collateral Scheduled Amortization	0.0%	70.7%	41.3%
						100.0%
Private label commercial mortgage-backed securities	17,485	Discounted Cash Flows	Yield	12.1%	38.0%	23.6%
			Projected Collateral Losses	0.2%	100.0%	16.5%
			Projected Collateral Recoveries	0.0%	13.2%	4.8%
			Projected Collateral Scheduled Amortization	0.0%	98.4%	78.7%
						100.0%
Corporate debt and non-exchange traded corporate equity	23,798	Market Quotes	Non Binding Third-Party Valuation	$3.00	$200.00	$68.31

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Corporate debt and warrants	$10,500	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
Collateralized loan obligations	5,283	Discounted Cash Flows	Yield	12.0%	33.6%	17.6%
			Projected Collateral Prepayments	50.9%	70.1%	58.5%
			Projected Collateral Losses	2.4%	8.1%	4.3%
			Projected Collateral Recoveries	1.4%	4.8%	2.9%
			Projected Collateral Scheduled Amortization	25.0%	45.1%	34.3%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	77,701	Discounted Cash Flows	Yield	9.0%	15.3%	10.7%
Private label commercial mortgage-backed securities	25,030	Market Quotes	Non Binding Third-Party Valuation	$6.16	$98.50	$44.95
Performing commercial mortgage loans	48,342	Discounted Cash Flows	Yield	9.8%	17.8%	12.3%
Non-performing commercial mortgage loans	6,278	Discounted Cash Flows	Yield	10.2%	10.2%	10.2%
			Months to Resolution	11.2	11.2	11.2
Non-performing residential mortgage loan pools and real estate owned	32,489	Discounted Cash Flows	Yield	5.7%	12.0%	8.0%
			Months to Resolution	4.0	116.7	32.5
Agency interest only residential mortgage-backed securities	22,943	Market Quotes	Non Binding Third-Party Valuation	$3.16	$23.81	$10.70
Agency interest only residential mortgage-backed securities	5,412	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	12	1,469	419
			Projected Collateral Prepayments	21.2%	85.3%	69.9%
			Projected Collateral Scheduled Amortization	14.7%	78.8%	30.1%
						100.0%
Credit default swaps on asset-backed securities	8,665	Net Discounted Cash Flows	Projected Collateral Prepayments	26.5%	43.7%	31.7%
			Projected Collateral Losses	17.2%	35.0%	27.0%
			Projected Collateral Recoveries	7.0%	17.8%	12.8%
			Projected Collateral Scheduled Amortization	24.8%	32.6%	28.5%
						100.0%
Total return swaps	(2,879)	Market Quotes	Non Binding Third-Party Valuation (3)	$47.78	$100.50	$59.03
Non-exchange traded equity investments in commercial mortgage-related private partnerships	10,817	Discounted Cash Flows	Yield	16.5%	12.3%	13.4%
			Expected Holding Period (Months)	8.7	17.1	10.9
Non-exchange traded preferred and common equity investment in mortgage-related entities	5,238	Recent Transactions	Enterprise Value	N/A	N/A	N/A
Guarantees	(1,229)	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Includes securitized debt with a fair value of $0.5 million as of September 30, 2015.

(2)	Shown in basis points.

(3)	Represents valuations on underlying assets.
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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2014:

(In thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents(2)	$100,000	$—	$—	$100,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,258,699	$31,385	$1,290,084
U.S. Treasury securities	—	1,636	—	1,636
Private label residential mortgage-backed securities	—	284,748	274,369	559,117
Private label commercial mortgage-backed securities	—	—	53,311	53,311
Commercial mortgage loans	—	—	28,309	28,309
Residential mortgage loans	—	—	27,482	27,482
Collateralized loan obligations(2)	—	—	121,994	121,994
Consumer loans and asset-backed securities backed by consumer loans(2)	—	—	24,294	24,294
Corporate debt	—	—	42,708	42,708
Real estate owned	—	—	8,635	8,635
Private corporate equity investments	—	—	14,512	14,512
Total investments, at fair value	—	1,545,083	626,999	2,172,082

Description	Level 1	Level 2	Level 3	Total
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$—	$—	$11,387	$11,387
Credit default swaps on corporate bond indices	—	35,865	—	35,865
Credit default swaps on asset-backed indices	—	1,881	—	1,881
Interest rate swaps	—	28,654	—	28,654
Total return swaps	—	8	—	8
Swaptions	—	344	—	344
Options	—	645	—	645
Futures	261	—	—	261
Forwards	—	884	—	884
Warrants	—	—	100	100
Total financial derivatives–assets, at fair value	261	68,281	11,487	80,029
Repurchase agreements	—	172,001	—	172,001
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$261	$1,785,365	$638,486	$2,424,112
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(1,209,539)	$—	$(1,209,539)
Government debt	—	(55,315)	—	(55,315)
Common stock	(26,516)	—	—	(26,516)
Total investments sold short, at fair value	(26,516)	(1,264,854)	—	(1,291,370)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(28,588)	—	(28,588)
Credit default swaps on corporate bonds	—	(2,953)	—	(2,953)
Credit default swaps on asset-backed indices	—	(4,410)	—	(4,410)
Credit default swaps on asset-backed securities	—	—	(239)	(239)
Interest rate swaps	—	(29,405)	—	(29,405)
Total return swaps	—	(21)	—	(21)
Options	—	(146)	—	(146)
Swaptions	—	(137)	—	(137)
Futures	(81)	—	—	(81)
Forwards	—	(136)	—	(136)
Total financial derivatives–liabilities, at fair value	(81)	(65,796)	(239)	(66,116)
Securitized debt(1)	—	—	(774)	(774)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(26,597)	$(1,330,650)	$(1,013)	$(1,358,260)

(1)
The asset subject to the resecuritization had a fair value of $2.2 million as of December 31, 2014, which is included on the Consolidated Schedule of Investments under Principal and Interest – Private Label Securities Mortgage-related—Residential.

(2)	Conformed to current period presentation.
There were no transfers of financial instruments between Level 1 and Level 2 during the year ended December 31, 2014.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$201,373	Market Quotes	Non Binding Third-Party Valuation	$1.83	$119.58	$73.58
Collateralized loan obligations(3)	121,674	Market Quotes	Non Binding Third-Party Valuation	21.50	137.00	94.85
Asset-backed securities backed by consumer loans(3)	1,344	Market Quotes	Non Binding Third-Party Valuation	100.00	100.00	100.00
Private label residential mortgage-backed securities	72,222	Discounted Cash Flows	Yield	3.0%	13.6%	7.0%
			Projected Collateral Prepayments	6.7%	100.0%	45.6%
			Projected Collateral Losses	0.0%	44.5%	11.3%
			Projected Collateral Recoveries	0.0%	22.4%	8.0%
			Projected Collateral Scheduled Amortization	0.0%	86.4%	35.1%
						100.0%
Private label commercial mortgage-backed securities	12,392	Discounted Cash Flows	Yield	12.0%	51.1%	23.7%
			Projected Collateral Losses	0.1%	2.5%	0.7%
			Projected Collateral Recoveries	0.9%	13.5%	6.2%
			Projected Collateral Scheduled Amortization	85.3%	99.0%	93.1%
						100.0%
Corporate debt, non-exchange traded corporate equity, and warrants	45,668	Discounted Cash Flows	Yield	7.5%	24.3%	13.3%
			Non Binding Third-Party Valuation	73.00	108.00	95.08
Collateralized loan obligations(3)	320	Discounted Cash Flows	Yield	14.4%	14.4%	14.4%
			Projected Collateral Prepayments	62.7%	62.7%	62.7%
			Projected Collateral Losses	4.0%	4.0%	4.0%
			Projected Collateral Recoveries	1.7%	1.7%	1.7%
			Projected Collateral Scheduled Amortization	31.6%	31.6%	31.6%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans(3)	22,950	Discounted Cash Flows	Yield	0.0%	12.0%	9.1%
Private label commercial mortgage-backed securities	40,919	Market Quotes	Non Binding Third-Party Valuation	$5.62	$103.25	$66.56
Performing commercial mortgage loans	21,328	Discounted Cash Flows	Yield	9.2%	13.1%	10.3%
Non-performing commercial mortgage loans	6,981	Discounted Cash Flows	Yield	15.3%	20.1%	16.4%
			Months to Resolution	0.5	10.5	8.2
Non-performing residential mortgage loan pools and real estate owned	36,117	Discounted Cash Flows	Yield	6.1%	12.0%	7.3%
			Months to Resolution	4.1	79.1	24.6
Agency interest only residential mortgage-backed securities	22,928	Market Quotes	Non Binding Third-Party Valuation	$3.62	$24.86	$11.38

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
(continued)	(In thousands)
Agency interest only residential mortgage-backed securities	$8,457	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	(154)	1,796	359
			Projected Collateral Prepayments	50.2%	100.0%	75.5%
			Projected Collateral Scheduled Amortization	0.0%	49.8%	24.5%
						100.0%
Credit default swaps on asset-backed securities	11,148	Net Discounted Cash Flows	Projected Collateral Prepayments	17.8%	55.8%	32.5%
			Projected Collateral Losses	16.5%	37.7%	29.7%
			Projected Collateral Recoveries	7.7%	18.5%	12.8%
			Projected Collateral Scheduled Amortization	15.9%	43.4%	25.0%
						100.0%
Non-exchange traded preferred equity investment in commercial mortgage-related private partnership	6,241	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
			Expected Holding Period (Months)	17	17	17
Non-exchange traded preferred and common equity investment in mortgage-related entities	5,411	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Includes securitized debt with a fair value of $0.8 million as of December 31, 2014.

(2)	Shown in basis points.

(3)	Conformed to current period presentation.
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

The tables below include a roll-forward of the Company's financial instruments for the three and nine month periods ended September 30, 2015 and 2014 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended September 30, 2015

(In thousands)	Ending Balance as of June 30, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September30, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$30,385	$(2,249)	$—	$(1,135)	$1,354	$—	$—	$—	$28,355
Private label residential mortgage-backed securities	160,046	2,682	4,139	(5,191)	10,138	(27,217)	20,154	(14,294)	150,457
Private label commercial mortgage-backed securities	49,834	579	25	(151)	1,250	(9,022)	—	—	42,515
Commercial mortgage loans	55,310	(2)	543	(192)	4,305	(5,344)	—	—	54,620
Residential mortgage loans	20,929	279	714	(9)	3,902	(8,156)	—	—	17,659
Collateralized loan obligations	98,388	(4,862)	2,581	(2,678)	5,946	(42,572)	—	—	56,803
Consumer loans and asset-backed securities backed by consumer loans	52,457	(1,413)	—	180	43,830	(17,353)	—	—	77,701
Corporate debt	26,278	75	(28)	(3,212)	9,609	(4,475)	—	—	28,247
Real estate owned	9,502	—	437	(299)	8,007	(2,817)	—	—	14,830
Private corporate equity investments	22,349	—	—	(285)	—	(58)	—	—	22,006
Total investments, at fair value	525,478	(4,911)	8,411	(12,972)	88,341	(117,014)	20,154	(14,294)	493,193
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	9,449	—	446	(310)	10	(668)	—	—	8,927
Total return swaps	247	—	51	(71)	18	(69)	—	—	176
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	9,796	—	497	(381)	28	(737)	—	—	9,203
Total investments and financial derivatives–assets, at fair value	$535,274	$(4,911)	$8,908	$(13,353)	$88,369	$(117,751)	$20,154	$(14,294)	$502,396
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(280)	$—	$(18)	$18	$—	$18	$—	$—	$(262)
Total return swaps	(1,903)	—	854	(1,152)	(869)	15	—	—	(3,055)
Total financial derivatives– liabilities, at fair value	(2,183)	—	836	(1,134)	(869)	33	—	—	(3,317)
Securitized debt:
Securitized debt	(655)	(3)	—	1	154	—	—	—	(503)
Total securitized debt	(655)	(3)	—	1	154	—	—	—	(503)
Guarantees:
Guarantees(1)	(13)	—	—	(1,216)	—	—	—	—	(1,229)
Total guarantees	(13)	—	—	(1,216)	—	—	—	—	(1,229)
Total financial derivatives– liabilities, securitized debt, and guarantees at fair value	$(2,851)	$(3)	$836	$(2,349)	$(715)	$33	$—	$—	$(5,049)
(1) Conformed to current period presentation.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2015. For Level 3 financial instruments held by the Company at September 30, 2015, change in net unrealized gain (loss) of $(11.8) million, $(0.3) million, $(1.3) million, $1 thousand, and $(1.2) million for the three month period ended September 30, 2015 relate to investments, financial derivatives–assets, financial derivatives–liabilities, securitized debt, and guarantees, respectively.
For the three months ended September 30, 2015, the Company transferred $14.3 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, for the three months ended September 30, 2015, the Company transferred $20.2 million of non-Agency RMBS from Level 2 to Level 3. These securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Three Month Period Ended September 30, 2014

(In thousands)	Ending Balance as of June 30, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$36,240	$(2,188)	$286	$492	$4,695	$(953)	$—	$—	$38,572
Private label residential mortgage-backed securities	485,902	4,770	3,684	(5,030)	79,431	(66,687)	—	—	502,070
Private label commercial mortgage-backed securities	28,047	145	1,089	(378)	29,496	(12,082)	—	—	46,317
Commercial mortgage loans	37,415	832	1,029	(382)	8,113	(17,155)	—	—	29,852
Residential mortgage loans	23,371	878	501	(131)	(547)	(6,925)	—	—	17,147
Collateralized loan obligations	81,315	(2,791)	(170)	(637)	43,353	(11,918)	—	—	109,152
Real estate owned	1,641	—	18	229	6,033	(457)	—	—	7,464
Private corporate equity investments	—	—	—	(239)	7,925	—	—	—	7,686
Total investments, at fair value	693,931	1,646	6,437	(6,076)	178,499	(116,177)	—	—	758,260
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	14,162	—	(2,860)	3,004	75	(1,593)	—	—	12,788
Total financial derivatives– assets, at fair value	14,162	—	(2,860)	3,004	75	(1,593)	—	—	12,788
Total investments and financial derivatives–assets, at fair value	$708,093	$1,646	$3,577	$(3,072)	$178,574	$(117,770)	$—	$—	$771,048

(In thousands)	Ending Balance as of June 30, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2014
(continued)
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(20)	$(28)	$—	$20	$—	$—	$(378)
Total financial derivatives– liabilities, at fair value	(350)	—	(20)	(28)	—	20	—	—	(378)
Securitized debt:
Securitized debt	(925)	(1)	—	(2)	58	—	—	—	(870)
Total securitized debt	(925)	(1)	—	(2)	58	—	—	—	(870)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,275)	$(1)	$(20)	$(30)	$58	$20	$—	$—	$(1,248)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2014. For Level 3 financial instruments held by the Company at September 30, 2014, change in net unrealized gain (loss) of $(2.9) million, $(0.7) million, $(29) thousand, and $(2) thousand for the three month period ended September 30, 2014 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.

Nine Month Period Ended September 30, 2015

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$31,385	$(6,196)	$472	$373	$8,860	$(6,539)	$—	$—	$28,355
Private label residential mortgage-backed securities	274,369	7,524	16,855	(11,589)	64,366	(163,848)	9,667	(46,887)	150,457
Private label commercial mortgage-backed securities	53,311	2,507	549	(2,844)	21,382	(32,390)	—	—	42,515
Commercial mortgage loans	28,309	1,273	542	(812)	55,115	(29,807)	—	—	54,620
Residential mortgage loans	27,482	1,127	2,378	(80)	13,660	(26,908)	—	—	17,659
Collateralized loan obligations	123,338	(9,335)	2,533	(4,131)	55,533	(111,135)	—	—	56,803
Consumer loans and asset-backed securities backed by consumer loans	22,950	(4,832)	—	956	84,969	(26,342)	—	—	77,701
Corporate debt	42,708	121	80	(5,601)	22,239	(31,300)	—	—	28,247
Real estate owned	8,635	—	685	228	13,252	(7,970)	—	—	14,830
Private corporate equity investments	14,512	—	116	213	7,689	(524)	—	—	22,006
Total investments, at fair value	626,999	(7,811)	24,210	(23,287)	347,065	(436,763)	9,667	(46,887)	493,193
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	11,387	—	(717)	392	35	(2,170)	—	—	8,927
Total return swaps	—	—	336	176	39	(375)	—	—	176
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	11,487	—	(381)	568	74	(2,545)	—	—	9,203
Total investments and financial derivatives–assets, at fair value	$638,486	$(7,811)	$23,829	$(22,719)	$347,139	$(439,308)	$9,667	$(46,887)	$502,396
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(239)	$—	$(60)	$(23)	$—	$60	$—	$—	$(262)
Total return swaps	—	—	1,207	(3,054)	(1,223)	15	—	—	(3,055)
Total financial derivatives– liabilities, at fair value	(239)	—	1,147	(3,077)	(1,223)	75	—	—	(3,317)
Securitized debt:
Securitized debt	(774)	(5)	—	21	255	—	—	—	(503)
Total securitized debt	(774)	(5)	—	21	255	—	—	—	(503)
Guarantees:
Guarantees	—	—	—	(1,229)	—	—	—	—	(1,229)
Total guarantees	—	—	—	(1,229)	—	—	—	—	(1,229)
Total financial derivatives– liabilities, securitized debt, and guarantees at fair value	$(1,013)	$(5)	$1,147	$(4,285)	$(968)	$75	$—	$—	$(5,049)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2015. For Level 3 financial instruments held by the Company at September 30, 2015, change in net unrealized gain (loss) of $(21.8) million, $(71) thousand, $(3.0) million, $21 thousand, and

$(1.2) million, for the nine month period ended September 30, 2015 relate to investments, financial derivatives–assets, financial derivatives–liabilities, securitized debt, and guarantees, respectively.
For the nine months ended September 30, 2015, the Company transferred $46.9 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, for the nine months ended September 30, 2015, the Company transferred $9.7 million of non-Agency RMBS from Level 2 to Level 3. Since year end, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Nine Month Period Ended September 30, 2014

(In thousands)	Ending Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$40,504	$(6,523)	$457	$515	$7,249	$(3,630)	$—	$—	$38,572
Private label residential mortgage-backed securities	580,772	15,359	34,862	(14,366)	233,654	(348,211)	—	—	502,070
Private label commercial mortgage-backed securities	32,994	497	5,479	(842)	95,665	(87,476)	—	—	46,317
Commercial mortgage loans	23,887	1,916	1,901	(673)	32,117	(29,296)	—	—	29,852
Residential mortgage loans	24,062	878	878	823	1,148	(10,642)	—	—	17,147
Collateralized loan obligations	38,069	(3,444)	184	(581)	97,539	(22,615)	—	—	109,152
Real estate owned	—	—	7	212	7,792	(547)	—	—	7,464
Private corporate equity investments	—	—	—	(239)	7,925	—	—	—	7,686
Total investments, at fair value	740,288	8,683	43,768	(15,151)	483,089	(502,417)	—	—	758,260
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	16,646	—	(2,135)	2,379	530	(4,632)	—	—	12,788
Total financial derivatives– assets, at fair value	16,646	—	(2,135)	2,379	530	(4,632)	—	—	12,788
Total investments and financial derivatives–assets, at fair value	$756,934	$8,683	$41,633	$(12,772)	$483,619	$(507,049)	$—	$—	$771,048
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(59)	$(28)	$—	$59	$—	$—	$(378)
Total financial derivatives– liabilities, at fair value	(350)	—	(59)	(28)	—	59	—	—	(378)

(In thousands)	Ending Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2014
(continued)
Securitized debt:
Securitized debt	$(983)	$(14)	$—	$(17)	$144	$—	$—	$—	$(870)
Total securitized debt	(983)	(14)	—	(17)	144	—	—	—	(870)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(14)	$(59)	$(45)	$144	$59	$—	$—	$(1,248)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2014, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2014. For Level 3 financial instruments held by the Company at September 30, 2014, change in net unrealized gain (loss) of $2.3 million, $(1.9) million, $(28) thousand, and $(17) thousand for the nine month period ended September 30, 2014 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $53,868 and $71,598, respectively)	$55,116	$72,410
Receivable for securities sold relating to unsettled TBA sales	879,824	1,205,779
Liabilities:
TBA securities sold short, at fair value (Current principal: -$829,088 and -$1,135,218, respectively)	$(882,650)	$(1,209,539)
Payable for securities purchased relating to unsettled TBA purchases	(55,037)	(71,832)
Net short TBA securities, at fair value	(827,534)	(1,137,129)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and nine month periods ended September 30, 2015 and 2014 are summarized in the tables below:
Three and Nine Month Periods Ended September 30, 2015:

		Three Month Period Ended September 30, 2015		Nine Month Period Ended September 30, 2015
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)(1)	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)(1)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$446	$(310)	$(717)	$392
Credit default swaps on asset-backed indices	Credit	(154)	526	(544)	(138)
Credit default swaps on corporate bond indices	Credit	(1,426)	(763)	(2,704)	(2,208)
Credit default swaps on corporate bonds	Credit	(4)	1	(4)	1
Total return swaps	Equity Market/Credit	536	(67)	4,602	173
Interest rate swaps	Interest Rates	6,808	9,641	33,789	(5,302)
Futures	Interest Rates/Equity Market	383	(3)	3,635	40
Forwards	Currency	646	(217)	8,166	91
Mortgage loan purchase commitments	Interest Rates	—	11	—	11
Other	Credit/ Interest Rates	4,715	300	4,627	1,589
		11,950	9,119	50,850	(5,351)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(18)	18	(60)	(23)
Credit default swaps on asset-backed indices	Credit	(65)	(692)	52	(484)
Credit default swaps on corporate bond indices	Credit	(2,958)	5,731	(3,441)	7,847
Credit default swaps on corporate bonds	Credit	40	(55)	(899)	722
Total return swaps	Equity Market/Credit	3,103	(1,137)	(3,527)	(3,035)
Interest rate swaps(2)	Interest Rates	(6,806)	(17,226)	(42,734)	3,515
Futures	Interest Rates/Equity Market	(1,426)	(592)	(2,210)	(1,212)
Forwards	Currency	(231)	64	(6,276)	(4)
Other	Credit/ Interest Rates/Equity Market	(1,231)	1,321	(3,448)	2,978
		(9,592)	(12,568)	(62,543)	10,304
Total		$2,358	$(3,449)	$(11,693)	$4,953

(1)
Includes foreign currency translation on derivatives in the amount of $58 thousand and $(80) thousand, for the three and nine month periods ended September 30, 2015, respectively, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

(2)	Includes a $1.5 million reimbursement from a third party for the nine month period ended September 30, 2015.

Three and Nine Month Periods Ended September 30, 2014:

		Three Month Period Ended September 30, 2014		Nine Month Period Ended September 30, 2014
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(2,860)	$3,004	$(2,135)	$2,379
Credit default swaps on asset-backed indices	Credit	(2,145)	2,327	(4,261)	2,367
Credit default swaps on corporate bond indices	Credit	(1,459)	414	653	(361)
Total return swaps	Equity Market	1,079	4	8,846	24
Interest rate swaps	Interest Rates	1,953	191	1,904	(3,940)
Futures	Interest Rates	299	(2,023)	1,266	550
Forwards	Currency	2,218	345	2,722	396
Other	Credit/ Interest Rates	(60)	(97)	48	504
		(975)	4,165	9,043	1,919
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(20)	(28)	(59)	(28)
Credit default swaps on asset-backed indices	Credit	166	(55)	2,608	(1,180)
Credit default swaps on corporate bond indices	Credit	(1,878)	5,034	(7,639)	8,948
Credit default swaps on corporate bonds	Credit	369	(395)	510	(620)
Total return swaps	Equity Market	(4,067)	3	(5,041)	27
Interest rate swaps	Interest Rates	(2,218)	174	(6,075)	(7,539)
Futures	Interest Rates	39	2,650	14	2,315
Forwards	Currency	(997)	314	(1,926)	38
Other	Credit/ Interest Rates/Equity Market	104	194	(510)	(35)
		(8,502)	7,891	(18,118)	1,926
Total		$(9,477)	$12,056	$(9,075)	$3,845
The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine month period ended September 30, 2015 and the year ended December 31, 2014:

Derivative Type	Nine Month Period Ended September 30, 2015	Year Ended December 31, 2014
	(In thousands)
Interest rate swaps	$2,585,387	$2,227,315
Credit default swaps	893,705	552,411
Total return swaps	1,228,173	55,108
Futures	978,986	738,830
Options	820,848	926,369
Forwards	94,611	42,143
Warrants	1,554	120
Mortgage loan purchase commitments	840	—
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2015 and December 31, 2014, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at September 30, 2015 and December 31, 2014, are summarized below:

Credit Derivatives	Amount at September 30, 2015	Amount at December 31, 2014
(In thousands)
Fair Value of Written Credit Derivatives, Net	$30,099	$27,741
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(1,094)	$(3,287)
Notional Amount of Written Credit Derivatives (2)	$(424,203)	$(341,014)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$33,354	$54,874

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at both September 30, 2015 and December 31, 2014, periodic payment rates ranged between 15 and 500 basis points. Total net up-front payments received relating to written credit derivatives outstanding at September 30, 2015 and December 31, 2014 were $33.4 million and $28.9 million, respectively.
6. Borrowings under Reverse Repurchase Agreements
The Company enters into reverse repurchase agreements. A reverse repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its reverse repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's reverse repurchase agreements typically range in term from 30 to 180 days. The principal economic terms of each reverse repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as those relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the reverse repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of the reverse repurchase agreement at which time the Company may enter into a new reverse repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, reverse repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company can generally require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the reverse repurchase agreement, or other circumstance in which the counterparty is no longer required to post such margin, the Company must return to the counterparty the same security that had been posted. The contractual amount (loan amount) of the Company's reverse repurchase agreements approximates their fair value, as the debt is short-term in nature.

At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with nineteen counterparties as of September 30, 2015 and sixteen counterparties as of December 31, 2014.
At September 30, 2015, approximately 30% of open reverse repurchase agreements were with one counterparty. At December 31, 2014, approximately 23% of open reverse repurchase agreements were with one counterparty. As of September 30, 2015 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 2 to 358 days and from 2 to 631 days as of December 31, 2014. Interest rates on the Company's open reverse repurchase agreements ranged from 0.36% to 2.69% as of September 30, 2015 and from (1.50)% to 2.42% as of December 31, 2014. The negative interest rate at December 31, 2014 was related to reverse repurchase agreements on U.S. Treasury securities.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS and Credit assets, which include non-Agency MBS, CLOs, consumer loans, and U.S. Treasury securities by remaining maturity as of September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$389,834	0.45%	14	$537,624	0.34%	16
31-60 Days	272,247	0.48%	45	276,002	0.34%	44
61-90 Days	290,038	0.49%	72	251,715	0.38%	72
91-120 Days	191,974	0.53%	107	—	—%	—
151-180 Days	1,746	1.06%	173	48,161	0.44%	164
181-360 Days	—	—%	—	32,319	0.47%	317
Total Agency RMBS	1,145,839	0.48%	52	1,145,821	0.35%	50
Credit:
30 Days or Less	23,119	1.57%	17	53,939	1.94%	22
31-60 Days	25,571	1.84%	41	46,872	1.59%	43
61-90 Days	21,250	1.94%	68	37,561	1.47%	65
91-120 Days	33,860	2.69%	100	—	—%	—
121-150 Days	4,106	1.70%	145	21,236	2.03%	139
151-180 Days	20,723	2.10%	163	75,323	1.77%	160
181-360 Days	98,326	2.47%	344	15,449	1.65%	181
>360 Days	—	—%	—	149,601	2.41%	631
Total Credit Assets	226,955	2.28%	194	399,981	2.02%	295
U.S. Treasury Securities:
30 Days or Less	—	—%	—	123,631	(1.01)%	2
Total U.S. Treasury Securities	—	—%	—	123,631	(1.01)%	2
Total	$1,372,794	0.78%	76	$1,669,433	0.65%	105
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are reverse repurchase agreements that the Company may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end in the amount of $26.5 million and $50.1 million as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.55 billion and $1.93 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2015 include investments in the amount of $14.9 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $62.3 million and additional securities with a fair value of $6.4 million as of September 30, 2015 as a result of margin calls from various counterparties. Collateral transferred under outstanding borrowings as of December 31, 2014 include investments in the amount of $145.5 million that were sold prior to period end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $14.2 million and additional securities with a fair value of $12.5 million as of December 31, 2014 as a result of margin calls from various counterparties.
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
Summary information—For the three month periods ended September 30, 2015 and 2014, the total base management fee incurred was $2.8 million and $3.1 million, respectively. For the nine month periods ended September 30, 2015 and 2014, the total base management fee incurred was $8.7 million and $7.8 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2015 there was no Loss Carryforward.
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
Summary information—The Company did not incur any expense for incentive fees for the three or nine month periods ended September 30, 2015, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount. Incentive fee expense incurred for both the three and nine month periods ended September 30, 2014 was $1.4 million.

8. Long-Term Incentive Plan Units
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for both the three month periods ended September 30, 2015 and 2014 was $0.1 million. Total expense associated with Individual LTIPs for the nine month periods ended September 30, 2015 and 2014 was $0.3 million and $0.2 million, respectively.
On September 15, 2015, the Company's Board of Directors authorized the issuance of 7,425 LTIP units to its independent directors pursuant to the Individual LTIP. These LTIPs will vest and become non-forfeitable on September 14, 2016.
Detailed below is a roll-forward of the Company's LTIP units outstanding for the three and nine month periods ended September 30, 2015 and 2014:

	Three Month Period Ended September 30, 2015			Three Month Period Ended September 30, 2014
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (6/30/2015 and 6/30/2014, respectively)	375,000	54,314	429,314	375,000	36,052	411,052
Granted	—	7,425	7,425	—	5,841	5,841
Exercised	—	(1,947)	(1,947)	—	(1,822)	(1,822)
LTIP Units Outstanding (9/30/2015 and 9/30/2014, respectively)	375,000	59,792	434,792	375,000	40,071	415,071
LTIP Units Vested and Outstanding (9/30/2015 and 9/30/2014, respectively)	375,000	33,753	408,753	375,000	23,958	398,958

	Nine Month Period Ended September 30, 2015			Nine Month Period Ended September 30, 2014
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2014 and 12/31/2013, respectively)	375,000	54,314	429,314	375,000	36,052	411,052
Granted	—	7,425	7,425	—	5,841	5,841
Exercised	—	(1,947)	(1,947)	—	(1,822)	(1,822)
LTIP Units Outstanding (9/30/2015 and 9/30/2014, respectively)	375,000	59,792	434,792	375,000	40,071	415,071
LTIP Units Vested and Outstanding (9/30/2015 and 9/30/2014, respectively)	375,000	33,753	408,753	375,000	23,958	398,958
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of September 30, 2015, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain distressed commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2015 these joint venture partners' interests in subsidiaries of the Company were $1.5 million, representing an approximately 5% interest in such subsidiaries.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the three month periods ended September 30, 2015 and 2014, the Board of Directors authorized dividends totaling $0.65 per share and $0.77 per share, respectively. Total dividends paid during the three month periods ended September 30, 2015 and 2014 were $22.1 million and $20.1 million, respectively. During the nine month periods ended September 30, 2015 and 2014, the Board of Directors authorized dividends totaling $1.95 per share and $2.31 per share, respectively. Total dividends paid during the nine month periods ended September 30, 2015 and 2014 were $66.5 million and $60.2 million, respectively.
Detailed below is a roll-forward of the Company's common shares outstanding for the three and nine month periods ended September 30, 2015 and 2014:

	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Common Shares Outstanding (6/30/2015, 6/30/2014, 12/31/2014, and 12/31/2013, respectively)	33,449,678	25,441,750	33,449,678	25,428,186
Share Activity:
Shares issued	—	8,000,000	—	8,000,000
Shares repurchased	(34,507)	—	(34,507)	—
Shares issued in connection with incentive fee payment	—	—	—	13,564
Director LTIP units exercised	1,947	1,822	1,947	1,822
Common Shares Outstanding (9/30/2015, 9/30/2014, 9/30/2015, and 9/30/2014, respectively)	33,417,118	33,443,572	33,417,118	33,443,572
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of September 30, 2015 and 2014, the Company's issued and outstanding common shares would increase to 34,063,910 and 34,070,643 shares, respectively.
On August 3, 2015, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the three month period ended September 30, 2015, the Company repurchased 34,507 shares at an average price per share of $18.03 and a total cost of $0.6 million.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2015	2014	2015	2014
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$3,896	$12,948	$36,309	$56,530
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	25	98	227	456
Net increase in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	3,921	13,046	36,536	56,986
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	3,847	12,756	35,849	55,653
Net increase in shareholders' equity resulting from operations– LTIP units	49	192	460	877
Dividends Paid(2):
Common shareholders	(21,727)	(19,590)	(65,211)	(58,934)
LTIP unit holders	(279)	(317)	(837)	(950)
Non-controlling interest	(138)	(163)	(414)	(326)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(22,144)	(20,070)	(66,462)	(60,210)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(17,880)	(6,834)	(29,362)	(3,281)
LTIP unit holders	(230)	(125)	(377)	(73)
Non-controlling interest	(113)	(65)	(187)	130
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(18,223)	$(7,024)	$(29,926)	$(3,224)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	33,438,047	27,442,146	33,445,758	26,113,839
Weighted average participating LTIP units	430,267	411,926	429,635	411,346
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.65	$0.77	$1.95	$2.31
Undistributed (Distributed in excess of)	(0.53)	(0.31)	(0.88)	(0.18)
	$0.12	$0.46	$1.07	$2.13
Diluted earnings per common share:
Distributed	$0.65	$0.77	$1.95	$2.31
Undistributed (Distributed in excess of)	(0.53)	(0.31)	(0.88)	(0.18)
	$0.12	$0.46	$1.07	$2.13

(1)
For the three month periods ended September 30, 2015 and 2014, excludes net increase (decrease) in equity resulting from operations of $6 thousand and $0.1 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9. For the nine month periods ended September 30, 2015 and 2014, excludes net increase in equity resulting from operations of $32 thousand and $0.2 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.

12. Counterparty Risk
As of September 30, 2015, investments with an aggregate value of approximately $1.56 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $14.9 million that were sold prior to period end but for which such sale had not yet settled as of September 30, 2015.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.56 billion in collateral for various reverse repurchase agreements as of September 30, 2015. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $105.0 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	27%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of September 30, 2015:

Dealer	% of Total Due from Brokers
Wells Fargo Bank N.A.	28%
J.P. Morgan Securities Inc.	19%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of September 30, 2015:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	20%
In addition the Company held cash and cash equivalents of $139.4 million and $114.1 million as of September 30, 2015 and December 31, 2014, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	September 30, 2015	December 31, 2014
Bank of New York Mellon Corporation	64%	11%
BlackRock Liquidity TempFund	36%	88%
US Bank	—%	1%
13. Restricted Cash
The Company is required to maintain certain cash balances with counterparties and/or unrelated third parties for various activities and transactions.
The Company has entered into a $3.0 million loan agreement with a mortgage originator in which it has invested. Under the terms of the agreement, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding residential mortgage loans designated for sale to the Company. In connection with the agreement, the Company has placed cash into a restricted account in the Company's name, which is available to be drawn upon by the mortgage originator as needed to fund the origination of residential mortgage loans. To the extent the advances are drawn by the mortgage originator, it must pay interest, equal to LIBOR plus 5.00%, on the unpaid amount of each advance from the date the advance is made until such advance is paid in full. The mortgage originator is required to repay advances made in full no later than two business days following the date the Company purchases the loans from the mortgage originator. As of September 30, 2015, no advances were outstanding.
The Company has funded and caused a letter of credit to be issued by a bank for the benefit of one of the mortgage originators in which the Company holds an equity investment, in order to assist that originator in complying with its state licensing requirements.

The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement.
The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of September 30, 2015. No restricted cash was held at December 31, 2014:

September 30, 2015
(In thousands)
Restricted cash balance related to:
Warehouse facility	$3,000
Letter of credit	230
Flow consumer loan purchase and sale agreement	2,350
Total	$5,580
14. Offsetting of Assets and Liabilities
The Company records financial instruments at fair value as described in Note 2. All financial instruments are recorded on a gross basis on the Condensed Statement of Assets, Liabilities, and Equity. In connection with the vast majority of its derivative, repurchase and reverse repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, repurchase agreements, and reverse repurchase agreements.
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2015 and December 31, 2014. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$73,994	$(46,053)	$—	$(524)	$27,417
Repurchase agreements	109,591	(109,591)	—	—	—
Liabilities
Financial derivatives–liabilities	(70,925)	46,053	—	24,744	(128)
Reverse repurchase agreements	(1,372,794)	109,591	1,263,203	—	—
December 31, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$80,029	$(40,671)	$—	$(5,578)	$33,780
Repurchase agreements	172,001	(172,001)	—	—	—
Liabilities
Financial derivatives–liabilities	(66,116)	26,758	—	17,393	(21,965)
Reverse repurchase agreements	(1,669,433)	172,001	1,483,187	14,245	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of September 30, 2015 and December 31, 2014 were $1.56 billion and $1.94 billion, respectively. As of September 30, 2015 and December 31, 2014, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $21.1 million and $22.7 million, respectively. As of September 30, 2015 and December 31, 2014, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $34.2 million and $23.2 million, respectively.

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

15. Contingencies and Commitments
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2015 and December 31, 2014.
The Company has entered into a purchase agreement whereby it has committed to purchase newly issued consumer loans originated by a third party over a term that expires in November 2015. As of September 30, 2015, the Company's remaining purchase commitment in connection with the purchase agreement is $17.9 million in total principal balance.
The Company has entered into a flow consumer loan purchase and sale agreement, open-ended in duration, with a third party whereby the Company has committed to purchase up to $100 million of eligible consumer loans. As of September 30, 2015, the Company has purchased $20.9 million in eligible consumer loans under this agreement.
In August 2015 the Company entered into participation and guarantee agreements, with terms expiring in August 2016, whereby: (i) the Company purchased a $10 million participation interest in a borrowing facility structured as a repurchase agreement, or "Repo Facility," between two parties unrelated to the Company, and (ii) the Company guarantees the borrower's payment obligations under the Repo Facility. The borrower may borrow up to $200 million under the Repo Facility, which is collateralized by residential mortgage loans which are required to be (1) eligible for guarantee by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or (2) eligible for insurance by the Federal Housing Administration, or the U.S. Department of Veterans Affairs, or (3) high credit quality jumbo loans not eligible for government insurance or guarantee. High quality jumbo loans may comprise up to 7.5% of the total Repo Facility. To the extent the borrower performs under the Repo Facility over the term of the participation and guarantee agreements, the Company will be reimbursed in full its $10 million participation interest. Should the borrower default under the Repo Facility, the Company would be required to post to the lender an additional 5% of the then-outstanding amount borrowed under the Repo Facility and should the lender then exercise its rights under the guarantee, the Company could be required to purchase the mortgage loan collateral at a price equal to the aggregate amount borrowed under the Repo Facility, inclusive of accrued interest and any outstanding unused facility fees. In this case, the Company would have full recourse to the borrower to the extent of any deficit between the value of the mortgage loan collateral and the price paid by the Company for such collateral. The Company has the option, but not the obligation, to finance a specified portion of such purchase with the lender for up to six months via a pre-negotiated, committed repurchase facility. As a result of these agreements, the Company's risk is a function of the ongoing creditworthiness of the borrower and market value of the mortgage loan collateral in relation to the amount owed by the borrower under the Repo Facility. For its participation in this arrangement, the Company is paid monthly and quarterly fees based on the amount utilized under the Repo Facility. Fees received are included in "Other Income" on the Company's Consolidated Statement of Operations. The participation interest in the amount of $10 million is included in "Due from broker" on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The Company's obligation under this arrangement is deemed to be a guaranty under ASC 460-10, Guarantees, and is carried at fair value and included in "Other Liabilities," on the Consolidated Statement of Assets, Liabilities, and Equity.
As of September 30, 2015 the borrower utilized approximately $131.4 million under the Repo Facility and to date, is performing on its obligations under such facility.

Commitments and Contingencies Related to Investments in Mortgage Originators
As of September 30, 2015, the Company had non-controlling investments in three mortgage originators. In connection with its investments, the Company has outstanding commitments and contingencies as described below.
The Company has a commitment related to a mortgage originator in which the Company owns a subordinated debt interest. The Company has committed to make an additional $2.0 million subordinated debt investment subject to the satisfaction of certain requirements by the borrower and to the extent the borrower requests to increase its borrowings. The borrower can request up to $2.0 million on or before June 12, 2016. In June 2015, the Company entered into a flow mortgage loan purchase and sale agreement with this mortgage originator. The Company has not committed a specific dollar amount to future purchases under the agreement but has the option to purchase eligible loans as they are originated. As of September 30, 2015, the Company had not purchased any loans under this agreement, although it has outstanding mortgage loan purchase commitments of $1.2 million.
In connection with its interest in a second mortgage originator, the Company has entered into an agreement whereby it guarantees the performance of the mortgage originator under a warehouse facility. As of September 30, 2015, the Company's maximum guarantee was $5.0 million, which is included on the Consolidated Statement of Assets, Liabilities, and Equity under the caption Other Liabilities at fair value.
In March 2015, the Company made an initial investment in a third mortgage originator in the form of preferred and common stock. In addition, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions. As of September 30, 2015, the Company purchased loans under this agreement in the amount of $3.8 million and it has outstanding mortgage loan purchase commitments of $3.5 million.
16. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Beginning Shareholders' Equity Per Share (6/30/2015, 6/30/2014, 12/31/2014, and 12/31/2013, respectively)	$23.04	$24.53	$23.38	$24.40
Net Investment Income	0.52	0.46	1.58	1.52
Net Realized/Unrealized Gains (Losses)	(0.40)	0.02	(0.49)	0.67
Results of Operations Attributable to Equity	0.12	0.48	1.09	2.19
Less: Results of Operations Attributable to Non-controlling Interests	—	(0.01)	—	(0.03)
Results of Operations Attributable to Shareholders' Equity(1)	0.12	0.47	1.09	2.16
Dividends Paid to Common Shareholders	(0.65)	(0.77)	(1.95)	(2.31)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	0.03	(0.03)	—
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.01	(0.18)	0.02	(0.17)
Ending Shareholders' Equity Per Share (9/30/2015, 9/30/2014, 9/30/2015, and 9/30/2014, respectively)(3)	$22.51	$24.08	$22.51	$24.08
Shares Outstanding, end of period	33,417,118	33,443,572	33,417,118	33,443,572

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of September 30, 2015 and 2014, shareholders' equity per share would be $22.22 and $23.79, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Total Return	0.49%	1.32%	4.69%	8.44%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three month periods ended September 30, 2015 and 2014, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 0.05% and (4.54)%, respectively. For the nine month periods ended September 30, 2015 and 2014, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was (1.09)% and 7.65%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Net Investment Income (2)(3)	9.03%	8.02%	9.05%	8.27%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.

(3)	Includes all items of income and expense on an annualized basis except for incentive fee expense which is included on a non-annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended September 30, 2015	Three Month Period Ended September 30, 2014	Nine Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2014
Operating expenses, before interest expense and other investment related expenses	(2.55)%	(3.03)%	(2.59)%	(2.86)%
Incentive fee	—%	(0.21)%	—%	(0.22)%
Interest expense and other investment related expenses	(2.34)%	(1.98)%	(2.19)%	(2.08)%
Total Expenses	(4.89)%	(5.22)%	(4.78)%	(5.16)%

(1)	Average equity is calculated using month end values.

(2)	Ratios are annualized except for the incentive fee which is not annualized.
17. Subsequent Events
On November 5, 2015, the Company's Board of Directors approved a dividend for the third quarter of 2015 in the amount of $0.50 per share payable on December 15, 2015 to shareholders of record as of December 1, 2015.

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
Executive Summary
We are a specialty finance company that primarily acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," residential mortgage loans, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, real property, and mortgage-related derivatives. We also invest in corporate debt and equity securities, collateralized loan obligations, or "CLOs," consumer loans and asset-backed securities, or "ABS," backed by consumer and commercial assets, non-mortgage-related derivatives, and other financial assets, including private debt and equity investments in mortgage-related entities. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 20-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, or the "Operating Partnership." As of September 30, 2015, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through September 30, 2015, our Credit strategy (which in prior periods we referred to as our non-Agency strategy) has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. However, while we believe opportunities in U.S. non-Agency MBS remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; consumer loans and ABS backed by consumer loans; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and distressed corporate debt. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our Credit portfolio. We believe that Ellington's proprietary research and analytics allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2015, we financed our asset purchases almost exclusively through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. Although we currently have a de minimis amount of securitized debt outstanding, we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
As of September 30, 2015, outstanding borrowings under reverse repos and securitized debt were $1.4 billion and our debt-to-equity ratio was 1.81 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of September 30, 2015, approximately 83.5%, or $1.1 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, CLOs, and consumer loans.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of September 30, 2015, our diluted book value per share was $22.22 as compared to $22.75 as of June 30, 2015 and $23.09 as of December 31, 2014. On a diluted basis, the Company's total return for the three and nine month periods ended September 30, 2015 was 0.51% and 4.79%, respectively. Additionally our diluted net-asset-value-based total return was 161.02% from our inception (August 17, 2007) through September 30, 2015, and our annualized inception-to-date diluted net-asset-value-based total return was 12.54% as of September 30, 2015.
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

•
Global Macroeconomic Events—Various macroeconomic events in the third quarter, particularly in China, led to increased volatility in global financial markets, a drop in long-term U.S. Treasury yields, and wider yield spreads in most credit-sensitive fixed income markets;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices showed modest year-to-date home price appreciation through August; meanwhile the Freddie Mac survey 30-year mortgage rate ended the third quarter at 3.85%, decreasing from 4.08% at the end of the second quarter;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—Market volatility continued in the third quarter. Fears of slower global growth led to a steep decline in long-term U.S. interest rates, a broad sell-off in global equity markets, and a significant widening in global credit spreads. As a result, yield spreads widened for most sectors of the fixed income market, including Agency RMBS. Non-Agency RMBS was also impacted by widening credit spreads, but not as much as other fixed-income sectors. The performance of the interest rate hedging side of our portfolio was weakened not only by declining interest rates, but also by high levels of interest rate volatility and sharply narrower interest rate swap spreads. Our credit hedges partially offset some of the negative impact of widening credit spreads, and we also benefited from the fact that many of the asset classes that we have been adding as part of our ongoing portfolio realignment are less sensitive to interest rate movements and global macroeconomic events.

U.S. Federal Reserve and U.S. Monetary Policy
Heading into the September meeting of the Federal Open Market Committee, or "FOMC," market participants and observers were nearly split on whether the FOMC would finally decide to raise short-term interest rates. Those predicting inaction ultimately prevailed, as the FOMC maintained the target range for the federal funds rate at 0% to 0.25%. In its September statement following the meeting, the FOMC also indicated that, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it will be appropriate to raise the target rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move to its 2% inflation objective over the medium term. The FOMC also noted that it continues to expect that, with appropriate policy accommodation, economic activity will expand at a moderate pace. Currently the FOMC anticipates that economic conditions may warrant keeping the target rate below normal long-run levels for "some time," even once employment and inflation have reached levels consistent with the Federal Reserve's mandate.
In addition to its September statement, the FOMC also released its "dot plot" in its Summary of Economic Projections, an overview of FOMC participants' assessments of monetary policy going forward. The September dot plot was overall more "dovish" (i.e., in favor of keeping interest rates low) than it had been in June, and one FOMC member (out of 17) predicted that the target federal funds rate might actually become negative in the coming several months, an unprecedented prediction. In response to the FOMC's September announcement, yield spreads widened considerably in many fixed income markets, and equity markets declined in the face of increasing concerns over economic growth. On September 18, 2015, the day following the FOMC statement, the 10-year U.S. Treasury yield fell six basis points to 2.13%, and the S&P 500 Index fell 1.6%. Markets generally continued to decline through the end of the quarter, with the 10-year U.S. Treasury yield falling an additional 10 basis points, and with the S&P 500 falling an additional 1.9%, from September 18, 2015 through September 30, 2015.
Over the course of the entire third quarter, the 10-year U.S. Treasury yield fell by 31 basis points from 2.35% as of June 30, 2015 to 2.04% as of September 30, 2015. While interest rates have dropped overall since the Federal Reserve's initial taper announcement in December 2013, we believe that there remains substantial risk that interest rates will increase, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and Credit portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $24 billion, thus providing significant market support.
Global Macroeconomic Events
Global financial markets continued to experience a heightened level of volatility in the third quarter, primarily driven by concerns regarding a slowdown in the growth of the Chinese economy. The Shanghai Stock Exchange Composite Index plunged 20% in the latter half of August, and ended August down 38% from its high on June 12, 2015. On August 25th, in response to this significant stock market volatility and signs of an overall economic slowdown, the People's Bank of China lowered benchmark interest rates for the fifth time since November 2014, and announced a selective cut in the reserve requirement ratio for banks, following three earlier reductions in 2015. U.S. equity markets also experienced significant volatility throughout the quarter, with the S&P 500 Index falling by more than 2% for three days in a row in August in response to the turmoil in Chinese markets. In a flight to quality, yields on long-term U.S. Treasury securities fell over the course of the quarter. While for the first part of the quarter the credit-sensitive sectors of the U.S. fixed income markets exhibited relative resilience in the face of the heightened global equity market volatility, in September most of the credit sensitive sectors experienced significant yield spread widening.

Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its August and July 2015 National Foreclosure Reports:

	As of
Number of Units (In thousands)	August 2015	August 2014
Seriously Delinquent Mortgages(1)	1,319	1,664
Foreclosure Inventory	470	629
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	September 2015	June 2015
Single-family(1)	746	706
Multi-family(1)	408	437
(1) Shown in thousands of units.
Source: U.S. Census Bureau
As of September 2015, average single-family housing starts during the trailing three months rose 5.7% as compared to June 2015 while multi-family housing starts decreased by approximately 6.6% during the same period. Overall, privately-owned housing starts in September 2015 came in at a seasonally adjusted annual rate of 1,206,000 units, 17.5% higher than the September 2014 rate of 1,026,000 units and marking the first month since October 2007 that this rate surpassed 1.2 million units.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for August 2015 showed that, on average, home prices had increased from May 2015 by 1.9% for its 20-City Composite and by 1.8% for its 10-City Composite. Home price appreciation has been relatively modest in 2014 and 2015, following strong appreciation in 2013. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their February 2005 and March 2005 levels for the 10- and 20-City Composites, respectively. Finally, as indicated in the table above, as of August 2015, the national inventory of foreclosed homes fell to 470,000 units, a 25.2% decline when compared to August 2014; this represented the forty-sixth consecutive month with a year-over-year decline and the lowest level since November 2007. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
The Freddie Mac survey 30-year fixed mortgage rate ended the third quarter at 3.85%, a 23-basis point decrease since the end of the second quarter. While the Refinance Index published by the Mortgage Bankers Association, or "MBA," rose steadily throughout most of the third quarter, it spiked 24% week-over-week for the week ended October 2, 2015 on account of the impending mortgage disclosure rule change known as the "TRID rule" (see below, "GSE/Government Agency Developments"). The spike was only temporary, as the following week the Refinance Index reverted back close to its previous level. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, also rose steadily during most of the third quarter, and experienced a comparable temporary jump at quarter-end. Existing home sales for the third quarter were 5.5 million units on a seasonally adjusted annualized basis, a 3.8% increase from the second quarter. By the end of the third quarter, monthly home sales had risen year-over-year for twelve consecutive months, and were 8.8% higher than a year earlier.

While refinancing activity overall has been relatively slow in recent periods as compared to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past two years, with a 38.1% increase from September 2013 through September 2015. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

MBA Refinance Index (Application Volume)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
Average Refinanced Loan Size ($ thousands, trailing 4-week average)
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
MBA Refinance Index
Average Refinanced Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift declines in mortgage rates in October 2014, January 2015, and March 2015, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.
Moreover, while overall mortgage credit availability continues to increase from the depressed levels that followed the financial crisis, credit availability for higher loan size borrowers has been particularly improving recently. In the past two years, a number of the largest lenders, including Bank of America, JP Morgan, Wells Fargo, and PNC Bank, have noticeably loosened lending standards for jumbo mortgage loans typically sought by more affluent borrowers, including lowering minimum FICO requirements and raising maximum LTVs. Affluent borrowers have also generally experienced greater improvements in their creditworthiness, thanks to rising asset prices and a strong rebound in high-end home prices, especially in wealthier cities such as New York and San Francisco. Jumbo mortgage loans have been a rare bright spot for the non-Agency mortgage origination sector in recent years, and for good reason given the excellent credit performance of jumbo mortgage loans originated since the financial crisis. Many banks are also competing more vigorously for affluent customers, in an effort to cross-sell other financial products such as investment and brokerage services. This competition has resulted in a narrowing of the spread between jumbo mortgage rates and conforming mortgage rates, further increasing the relative refinancing incentive for jumbo mortgage loans.
On October 2, 2015, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in September 2015, the U.S. unemployment rate was 5.1%, falling from 5.3% in June 2015. Another, perhaps more relevant, measure of labor market conditions is employment growth, which slowed in August and September after relatively robust growth in the second quarter. The BLS reported that non-farm payrolls rose by 136,000 during August and by 142,000 during September. Thus far in 2015, job growth has averaged 198,000 jobs per month, while 2014 averaged 260,000 jobs per month. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation are generally supportive of the housing market. While the housing market is also currently supported by low mortgage rates, it faces a number of potential headwinds. These include high interest rate volatility, the constraining effects of still-tight credit standards on both housing starts and new loan originations, and the uneven pace of the recovery of the U.S. economy.
GSE and Government Agency Developments
On September 1, 2015, the changes to guarantee fees, or "g-fees," that the FHFA announced on April 17, 2015 went into effect. In April, the FHFA had announced that it would not change the general level of g-fees on new Fannie Mae and Freddie Mac originations, but that it would make certain minor and targeted fee adjustments, including removing the 25 basis point adverse market charge established in 2008, and applying small, targeted fee increases to a subset of Fannie Mae and Freddie Mac loans. G-fees are the fees charged by the GSEs to include mortgage loans in Agency pools, and thereby insure the mortgage loans against loss. Since these fees are passed on to borrowers whose loans are originated for inclusion in Agency pools, increased g-fees have the effect of reducing housing affordability for GSE borrowers, but potentially make it more attractive for private lenders to compete with the GSEs.
The FHFA continues to work with Fannie Mae and Freddie Mac to build a Common Securitization Platform, or "CSP," to be utilized by both agencies, which the FHFA believes will improve the liquidity of GSE securities and housing finance markets more broadly. On September 15, 2015, the FHFA released an update regarding details of the organization, structure, and timing of implementation of the CSP, which will occur in two phases. These phases will likely be implemented gradually over the next few years.
On October 3, 2015, the TILA-RESPA Integrated Disclosure, or "TRID," rule, issued by the Consumer Financial Protection Bureau, or "CFPB," went into effect for most residential real estate transactions. The TRID rule was developed at the direction of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or "Dodd-Frank Act." It integrates several mortgage loan disclosures into two new forms, a Loan Estimate form and a Closing Disclosure form, in an attempt to simplify the mortgage application process and to help borrowers better understand their mortgage terms.
On October 7, 2015, at the direction of the FHFA, Fannie Mae and Freddie Mac released their selling representation and warranty framework for origination defects and remedies, or the "remedies framework," in an effort to clarify rules relating to mortgage repurchases and to enable lenders to manage risk more effectively. This framework gives more clarity to lenders on their rights and responsibilities when selling or securitizing loans to or with the GSEs, specifically in regards to identifying and correcting origination defects, as well as repurchase alternatives. The framework will apply to whole loans purchased and mortgage loans delivered into mortgage-backed securities on or after January 1, 2016.
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
Portfolio Overview and Outlook
Credit
As of September 30 2015, the value of our long Credit portfolio was $618.4 million, as compared to $720.8 million as of June 30, 2015, representing a decrease of approximately 14%. The decline over the course of the quarter in the size of our Credit portfolio was primarily related to sales of our non-Agency RMBS, with proceeds partially redeployed into several of our other Credit asset classes.
Market volatility and uncertainty around the direction of interest rates continued in the third quarter. Slowing growth in the Chinese economy and weakening fundamentals in many emerging market economies spread fears of slower global growth, leading to a steep decline in long-term U.S. interest rates, a broad sell-off in global equity markets, and a significant widening in global credit spreads. Over the course of the quarter, financial markets were grappling with conflicting forces: on the one hand a global economy that was slowing, and on the other hand a U.S. economy that appeared strong enough for the Federal Reserve to begin tightening monetary policy in September. Despite concerns over Federal Reserve tightening, long-term U.S. interest rates declined sharply and the yield curve flattened as investors sought the safe haven of U.S. Treasury securities, and this trend continued when the Federal Reserve chose not to raise the target federal funds rate in September. The 10-year U.S. Treasury yield ended the third quarter sharply lower at 2.04% as compared to 2.35% at the end of the second quarter, a drop of 31 basis points, while the 2-year U.S. Treasury yield dropped only 1 basis point, from 0.64% to 0.63% over the course of the quarter. Interest rate swap rates decreased even more than U.S. Treasury yields across the yield curve, with 2-year and 10-year swap rates falling 16 basis points and 46 basis points, respectively, over the course of the quarter. The average rate for a fixed rate 30-year conventional mortgage also decreased over the course of the third quarter, falling 0.23% to 3.85% as of September 30, 2015.
Relative to certain other sectors of the fixed income market such as new issue CMBS and high-yield corporate credit, non-Agency RMBS performed well during the third quarter. Yield spread widening for non-Agency RMBS was relatively contained, as strong housing fundamentals continued to support the sector. Over the course of the year, we have steadily sold down our legacy non-Agency RMBS holdings, not only to take advantage when prices hit our exit targets, but also to redeploy proceeds into other asset classes. Relative to other credit sectors, the non-Agency RMBS market continues to be supported by favorable technical conditions, most notably the absence of a new issue market (in contrast with the CMBS market, where new issue supply has been heavy). As of September 30, 2015, our investments in U.S. non-Agency RMBS totaled $266.0 million as compared to $350.2 million as of June 30, 2015.
Despite difficult market conditions and generally widening credit spreads, our CMBS strategy, including hedges, generated positive income during the third quarter. CMBS had a strong start to the third quarter with a meaningful rally in CMBX and new issue credit spreads. However, the volatile conditions in global financial markets ultimately put widening pressure on CMBS spreads. For the nine months ended September 30, 2015, CMBS, new issuance totaled $46.5 billion, an 8% increase year-over-year. This strong supply added to widening pressure on credit spreads. New issue CMBS underperformed the broader credit markets, while legacy CMBS generally outperformed, holding steady for most of the quarter until finally weakening into the broader market decline in September. As of September 30, 2015, our CMBS bond portfolio was comprised of new issue "B-pieces" that we purchased at original issuance. B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. Though we had slowed our acquisition pace of B-pieces given weakening credit quality and less attractive yields, enhanced investor pricing power and collateral composition capabilities amidst the market weakness has made the ongoing investment opportunity more appealing. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is generally available in the secondary market, and to better target the collateral profiles and structures we prefer. Over the course of the quarter, we net sold assets in our CMBS portfolio and we also trimmed the size of our CMBS derivative portfolio. We were able to decrease the size of our portfolio exposure before the majority of the sell-off in September and our selling activity resulted in modest net gains for the quarter. As of September 30, 2015, our investment in U.S. CMBS was $32.2 million, as compared to $38.6 million as of June 30, 2015.
We remain active in distressed small balance commercial loans. As of September 30, 2015, our portfolio included twenty five loans and two REO properties with an aggregate value of $62.4 million, as compared to twenty loans and one REO property with an aggregate value of $57.4 million as of June 30, 2015. The number and aggregate value of loans held, as well as the income generated by our loans, may fluctuate significantly from period to period, especially as loans are resolved or sold. We continue to acquire small balance commercial loans through existing channels, and we continue to seek to further broaden our investment sourcing capabilities. Our distressed small balance commercial loan portfolio performed well during the third quarter.
During the third quarter, overall market volatility also impacted European MBS/ABS and CLOs. In general, the lack of liquidity exhibited in the second quarter not only persisted into the third quarter, but deteriorated further. Most dealers, not wanting to add risk but also not wanting to realize losses, exhibited little appetite to add or sell bonds. Despite the weakness, we were net sellers during the quarter and the sales we transacted were mainly focused around CLOs. Some of our CLO holdings had been upgraded from non-investment grade to investment grade and, as a result, experienced a spike in price. Additionally, some of our holdings were called at par, also generating gains. During the third quarter, we continued to actively trade our European RMBS holdings, rotating out of positions that we felt were reasonably valued and into other more attractively priced positions. Given the summer lull in Spain, we were not able to acquire any new packages of non-performing Spanish consumer, residential, or commercial mortgage loans, but this remains an area of focus for us as we continue to believe that the Spanish non-performing loan market will present additional attractive opportunities. Net of hedges, including currency hedges, our European non-dollar denominated portfolio generated modest positive income for the third quarter. As of September 30, 2015, our investments in European non-dollar denominated assets totaled $77.8 million, as compared to $102.3 million as of June 30,

2015. As of September 30, 2015 our total holdings of European non-dollar denominated assets included $38.0 million in RMBS, $10.3 million in CMBS, $26.3 million in CLOs, $3.0 million in ABS, and $0.3 million in distressed corporate debt. As of June 30, 2015 our total holdings of European non-dollar denominated assets included $35.6 million in RMBS, $11.3 million in CMBS, $51.2 million in CLOs, and $3.9 million in ABS, and $0.4 million in distressed corporate debt. These assets include securities denominated in British pounds as well as in euros.
The effect of market volatility in the third quarter on U.S. CLOs was bifurcated between new issue CLOs, which experienced significant credit spread widening, and legacy CLOs, which held up much better. Legacy CLO securitizations continue to de-leverage, reducing the risk and therefore the price volatility of legacy CLO securities. Meanwhile, new issue CLOs continue to be adversely impacted by aggressive selling by large banks in advance of quarter end, as they contended with the balance sheet limitations imposed by the Volker Rule. Our portfolio declined in size over the course of the quarter, in part because certain of our CLO equity positions were optionally redeemed. Since we owned these CLO equity positions at a discount to net asset value, they benefited from the optional redemptions. Within our U.S. CLO portfolio, we remain focused on the legacy sector, where we continue to find opportunities in both mezzanine and equity tranches. In contrast, we continue to believe that more recently issued CLOs do not currently provide attractive risk-adjusted returns, particularly given that the underlying loans were generally originated with relaxed underwriting standards, or "covenant light" features. In addition, we believe that high-yield corporate credit will experience more volatility over the near to medium term, which would negatively impact new issue CLOs. Including credit hedges, our U.S. CLO portfolio contributed modestly to our third quarter results. Our U.S. CLO portfolio declined to $30.5 million as of September 30, 2015, from $47.2 million as of June 30, 2015.
We remain active in non-performing and sub-performing U.S. residential mortgage loans, or "residential NPLs." Year-to-date through September 30, 2015, the sales volume of widely distributed offerings of residential NPLs was largely on track with 2014 levels at approximately $15 billion, with a significant portion of the volume coming from the U.S. Department of Housing and Urban Development, the Government Sponsored Enterprises, or "GSEs," and large banks. The GSEs are relative newcomers to the group of sellers and have ramped up their presence, with Fannie Mae and Freddie Mac now being programmatic sellers and representing the largest source, providing approximately one-third of non-performing legacy loan supply so far this year. The residential NPL market remains crowded and highly competitive, particularly for larger pools. REITs, private equity firms, and large investment management firms remain the most significant purchasers. Notwithstanding the volatility in the broader credit markets, residential NPL pools performed well during the third quarter. During the quarter, we were net sellers of residential NPLs, and, as a result, our portfolio decreased in size. Our residential NPL portfolio generated modest positive income during the third quarter and our strategy continues to focus on smaller, less-competitive, mixed legacy pools sourced from motivated sellers. We expect to evaluate additional such transactions during the fourth quarter given the healthy supply in the market. As of September 30, 2015, we held $24.7 million in residential NPLs and related foreclosure property as compared to $28.4 million as of June 30, 2015.
During the third quarter, under flow agreements with multiple originators, we continued to add to our consumer loan portfolio, which includes unsecured loans as well as auto loans. Our U.S. consumer loan and ABS portfolio performed well in the third quarter, and we expect its contribution to increase as the portfolio continues to ramp up in volume. We are also actively evaluating other consumer loan originators with whom we may enter into flow arrangements. During the third quarter, we executed a financing agreement, and borrowings under this facility are secured by the majority of our purchased consumer loans. As of September 30, 2015, our investments in U.S. consumer loans and ABS totaled $74.7 million, as compared to $48.5 million as of June 30, 2015.
We continue to take a measured approach with our distressed corporate debt investments. The distressed debt market experienced ongoing significant weakness in the third quarter across several key segments including oil and gas, coal, and iron ore, but also in new sectors including telecommunications. This in turn led many of the various distressed debt indices to produce negative returns for the quarter. For example, the distressed segment of the Barclays High Yield Index was down over 30% in the third quarter. Against this backdrop, we have kept our portfolio small, continued to focus on senior secured leverage loans, and avoided crowded distressed trades. While we believe that there could be significant opportunity in distressed debt in the near future, we expect to remain cautious and plan to make purchases opportunistically if attractive entry points arise. During the third quarter, our distressed corporate debt portfolio generated a modest net loss, inclusive of credit hedges. As of September 30, 2015, our holdings of distressed corporate debt, including related equity and the underlying value of loans acquired through total return swap contracts, totaled $60.9 million, as compared to $56.4 million as of June 30, 2015.
During the third quarter, we continued to ramp up our "non-QM" mortgage strategy. We currently have non-QM flow agreements with two mortgage originators in which we have invested. While over the near term we expect the purchase flow to be modest, we believe that it will grow meaningfully over the medium to longer term. After an initial ramp-up period, we would also expect to finance most of the loans we acquire using reverse repurchase agreements or other financing arrangements. As of September 30, 2015, our non-QM mortgage loans, including outstanding mortgage loan purchase commitments, totaled $8.3 million. We are also continuing to explore making investments in other mortgage originators where we see opportunities to enhance longer term enterprise values and/or to establish strategic relationships, including where we could gain access to desirable assets, such as through flow agreements.
Active portfolio trading of our more liquid assets remains a key element of our strategy. Our Credit bond portfolio turnover during the quarter ended September 30, 2015, as measured by sales, excluding principal paydowns, was approximately 24%. While our non-Agency RMBS portfolio continues to generate attractive yields, we also seek to capitalize on trading opportunities in order to enhance both our returns and the composition of our portfolio.
During the quarter ended September 30, 2015, we continued to hedge our non-Agency portfolio against credit, interest rate, and foreign currency risk. We continue to believe that credit-sensitive sectors of the fixed income market remain vulnerable, especially to substantial unexpected increases in long-term interest rates. For credit hedging, we continue to primarily use the CDX corporate bond indices, CDX tranches, options on CDX, and the CMBX commercial mortgage-backed securities indices. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to reduce exposures nimbly through hedging both credit and interest rate risks.
Agency
As of September 30, 2015, we held Agency RMBS, excluding TBAs, with a value of $1.221 billion, as compared to $1.124 billion as of June 30, 2015.
Consistent with prior quarters, as of September 30, 2015, our Agency RMBS were principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics.
Yield spreads on Agency RMBS widened in the third quarter, especially in the latter part of the quarter. While Agency RMBS are not generally considered to have credit risk, their yield spreads nevertheless widened in the third quarter in sympathy with many credit-sensitive sectors, including corporate bonds and CMBS. Typically, the principal factor that drives the underperformance of Agency RMBS relative to interest rate swaps and U.S. Treasury securities is an actual or market-anticipated increase in prepayments. While prepayments did increase slightly during the third quarter, they remain relatively low given the absolute level of mortgage rates. Thus the yield spread widening of Agency RMBS was considered more technical in nature, as opposed to reflecting fundamental underperformance.
Interest rate swap spreads also exhibited an unusually high level of volatility during the quarter, with the 10-year swap spread to U.S. Treasury securities actually becoming negative for the first time since 2010. This contributed further to the widening in yield spreads between Agency RMBS and interest rate swaps, which was the primary cause of the substantial underperformance of our Agency RMBS portfolio relative to our swap hedges during the third quarter.
Specifically, for the quarter ended September 30, 2015, we had total net realized and unrealized gains of $5.7 million, or $0.17 per share, on our aggregate Agency RMBS portfolio, while we had net realized and unrealized losses of $16.2 million, or $0.48 per share, from our interest rate hedging portfolio.
Notwithstanding the general underperformance of Agency RMBS relative to interest rate swaps during the third quarter, specified Agency pools performed well relative to their generic pool counterparts, as their inherent prepayment protection characteristics increased their attractiveness in light of falling interest rates and the heightened possibility of future prepayment increases. Over the course of the quarter, pay-ups on our specified pools increased to 0.91% as of September 30, 2015 from 0.75% as of June 30, 2015. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
Over the course of the third quarter, TBA roll prices weakened. Because we generally carry a net short position in TBAs to hedge interest rate risk, this weakening augmented the performance of our Agency strategy. We actively traded our Agency RMBS portfolio during the third quarter in order to take advantage of volatility and harvest modest gains. Our portfolio turnover for the quarter was 19% (as measured by sales and excluding paydowns), and we captured net realized gains of $0.9 million, excluding hedges.
During the third quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of September 30, 2015, the weighted average coupon on our fixed rate specified pools was 4.04%. We also continued to be active in the reverse mortgage pool sector, and we added to our holdings during the quarter as their yield spreads increased in sympathy with those of the broader market. Our Agency RMBS portfolio also includes a small allocation to Agency ARMs and Agency IOs. Notwithstanding the recent declines in interest rates, we believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our risks using a variety of tools, including TBAs.
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short (TBA) Agency RMBS positions. The net short TBA position related to our long Agency RMBS had a notional value of $638.3 million and a fair value of $684.4 million as of September 30, 2015, and a notional value of $614.8 million and a fair value of $654.5 million as of June 30, 2015. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of September 30, 2015 and June 30, 2015, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 3.3% and 3.0%, respectively. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 7.2% and 6.6% as of September 30, 2015 and June 30, 2015, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as, with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
In the aftermath of the significant third quarter yield spread widening, and with prepayments remaining relatively muted despite continued low levels of mortgage rates, we believe that Agency RMBS currently offer very attractive net interest margins and overall relative value.
Financing
During the third quarter, our cost of repo financing increased slightly. Our weighted average borrowing rate for the three months ended September 30, 2015 increased three basis points to 0.78%. Repo borrowing rates were generally slightly higher for most of the third quarter. However, following the September decision by the Federal Reserve not to raise the target federal funds rate, we saw a decline in the cost of repo borrowing, and this has persisted into the early part of the fourth quarter. As of September 30, 2015, the weighted average remaining term of our outstanding repo decreased to 76 days, down from 132 days as of June 30, 2015. At the end of each year, many lending banks trim their balance sheets in the face of capital constraints and in anticipation of issuing their year-end financial statements, and as a result financing that extends over year end tends to carry a higher interest spread premium. Towards the end of the third quarter, many of the opportunities that we were seeing to lock in financing past year end were, we believed, unattractive, even in the context of our expectations for year-end funding premiums. As a result, we intentionally shortened some of our repo maturities to avoid funding past year-end, on the belief that in the fourth quarter we would see more attractive opportunities to lock in our year-end funding. Under Dodd-Frank, bank capital treatment of repo transactions has become more onerous, thereby making it less attractive for banks to provide repo financing. While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
During the third quarter, we executed a financing agreement for a portion of our consumer loan portfolio. We expect to continue to add financing arrangements in support of many of the asset classes in which we have been more recently investing. As of September 30, 2015, our outstanding reverse repos were with nineteen different counterparties.
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that we generally include in this category are Agency RMBS, non-Agency MBS determined to be sufficiently liquid to merit a Level 2 designation, U.S. Treasury securities and certain sovereign debt, commonly traded derivatives, such as interest rate swaps, foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that we generally include in this category are RMBS, CMBS, ABS, and credit default swaps, or "CDS," on individual ABS, distressed corporate debt and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, non-listed equities, and private corporate equity investments.

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

Financial Condition
The following table summarizes our investment portfolio as of September 30, 2015 and December 31, 2014. For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2015					December 31, 2014
(In thousands)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)	Current Principal	Fair Value	Average Price (1)	Cost	Average Cost (1)
Non-Agency RMBS and Residential Mortgage Loans	$505,560	$317,076	$62.72	$303,798	$60.09	$876,713	$582,162	$66.40	$546,596	$62.35
Non-Agency CMBS and Commercial Mortgage Loans	190,393	95,234	50.02	99,481	52.25	163,180	80,386	49.26	80,902	49.58
ABS and Consumer Loans	113,347	111,726	98.57	111,475	98.35	121,548	116,976	96.24	118,655	97.62
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans	809,300	524,036	64.75	514,754	63.60	1,161,441	779,524	67.12	746,153	64.24
Agency RMBS:
Floating	16,232	17,226	106.12	17,114	105.43	16,002	16,974	106.07	17,049	106.54
Fixed	1,035,035	1,113,616	107.59	1,099,464	106.22	1,032,032	1,111,761	107.73	1,093,421	105.95
Reverse Mortgages	56,281	62,002	110.17	61,717	109.66	52,247	57,554	110.16	57,274	109.62
Total Agency RMBS	1,107,548	1,192,844	107.70	1,178,295	106.39	1,100,281	1,186,289	107.82	1,167,744	106.13
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans	$1,916,848	$1,716,880	$89.57	$1,693,049	$88.32	$2,261,722	$1,965,813	$86.92	$1,913,897	$84.62
Agency Interest Only RMBS	n/a	$28,355	n/a	$29,381	n/a	n/a	$31,385	n/a	$32,785	n/a
Non-Agency Interest Only and Principal Only MBS and Other(2)	n/a	$29,245	n/a	$34,673	n/a	n/a	$34,983	n/a	$35,372	n/a
TBAs:
Long	$53,868	$55,116	$102.32	$54,709	$101.56	$71,598	$72,410	$101.13	$71,672	$100.10
Short	(829,088)	(882,650)	106.46	(880,077)	106.15	(1,135,218)	(1,209,539)	106.55	(1,205,876)	106.22
Net Short TBAs	$(775,220)	$(827,534)	$106.75	$(825,368)	$106.47	$(1,063,620)	$(1,137,129)	$106.91	$(1,134,204)	$106.64
Long U.S. Treasury Securities	$—	$—	$—	$—	$—	$1,560	$1,636	$104.89	$1,550	$99.36
Short U.S. Treasury Securities	$(79,750)	$(79,953)	$100.25	$(79,239)	$99.36	$(24,485)	$(24,709)	$100.92	$(24,602)	$100.48
Short European Sovereign Bonds	$(24,567)	$(25,152)	$102.38	$(26,044)	$106.02	$(28,118)	$(30,606)	$108.85	$(32,008)	$113.83
Repurchase Agreements	$109,591	$109,591	$100.00	$110,060	$100.43	$172,002	$172,001	$100.00	$172,001	$100.00
Corporate Debt	$62,352	$28,247	$45.30	$34,724	$55.69	$46,006	$42,708	$92.83	$43,585	$94.74
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	$16,055	n/a	$16,179	n/a	n/a	$11,652	n/a	$11,890	n/a
Non-Exchange Traded Corporate Equity	n/a	$5,951	n/a	$5,819	n/a	n/a	$2,860	n/a	$2,827	n/a
Short Common Stock	n/a	$—	n/a	$—	n/a	n/a	$(26,516)	n/a	$(27,605)	n/a
Real Estate Owned	n/a	$14,830	n/a	$14,714	n/a	n/a	$8,635	n/a	$8,748	n/a
Total Net Investments		$1,016,515		$1,007,948			$1,052,713		$1,004,236

(1)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(2)	Other includes equity tranches of CLOs and Other private label securities.
The following table summarizes our financial derivatives portfolio as of September 30, 2015 and December 31, 2014. For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

	September 30, 2015		December 31, 2014
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$46,725	$(4,481)	$20,847	$(4,187)
Short CDS on RMBS and CMBS Indices	(59,146)	2,912	(71,031)	1,658
Short CDS on Individual RMBS	(17,465)	8,665	(20,691)	11,148
Net Mortgage-Related Derivatives	(29,886)	7,096	(70,875)	8,619
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	377,478	34,580	315,739	34,634
Short CDS referencing Corporate Bond Indices	(603,856)	(32,108)	(352,945)	(27,357)
Long CDS on Corporate Bonds	—	—	4,428	(2,706)
Short CDS on Corporate Bonds	(11,170)	(452)	(5,970)	(247)
Purchased Put Options on CDS on Corporate Bond Indices(1)	101,208	898	364,400	625
Written Put Options on CDS on Corporate Bond Indices(2)	(26,359)	(150)	—	—
Written Call Options on CDS on Corporate Bond Indices(3)	(722,700)	(1,050)	(25,900)	(146)
Long Total Return Swaps on Corporate Equities (4)	25,983	4	72,950	(13)
Short Total Return Swaps on Corporate Equities (4)	(4,753)	—	—	—
Long Total Return Swaps on Corporate Loans (5)	41,908	(2,879)	—	—
Interest Rate Derivatives:
Long Interest Rate Swaps	1,086,418	24,313	1,247,477	22,565
Short Interest Rate Swaps	(1,543,661)	(27,350)	(1,652,647)	(23,316)
Long U.S. Treasury Note Futures (6)	59,200	172	159,900	149
Long Eurodollar Futures (7)	14,000	38	11,000	7
Short U.S. Treasury Note Futures (8)	(26,300)	(232)	—	—
Short Eurodollar Futures (7)	(734,000)	(970)	(699,000)	24
Purchased Payer Swaptions	73,300	46	1,082,800	207
Purchased Receiver Swaptions	118,000	316	—	—
Written Payer Swaptions	(49,700)	(44)	(10,200)	—
Written Receiver Swaptions	(207,000)	(221)	—	—
Purchased Put Options on U.S. Treasury Security Futures(9)	—	—	11,000	20
Purchased Call Options on U.S. Treasury Security Futures(9)	5,800	177	—	—
Written Put Options on U.S. Treasury Security Futures(10)	(5,800)	(59)	—	—
Total Net Interest Rate Derivatives		(3,814)		(344)
Other Derivatives:
Long Foreign Currency Forwards(11)	33,615	(141)	9,518	(136)
Short Foreign Currency Forwards(12)	(99,922)	974	(35,966)	884
Warrants(13)	1,554	100	1,554	100
Mortgage Loan Purchase Commitments(14)	4,773	11	—	—
Total Net Derivatives		$3,069		$13,913

(1)	Represents the option on our part to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(2)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would receive a fixed rate and pay credit protection payments.

(3)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(4)	Notional value represents number of underlying shares times the closing price of the underlying security.

(5)	Notional value represents outstanding principal on underlying corporate debt.

(6)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of September 30, 2015 and December 31, 2014, a total of 307 and 1,346 contracts were held, respectively.

(7)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(8)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of September 30, 2015 a total of 263 contracts were held.

(9)
Represents the option on our part to enter into a futures contract with a counterparty; as of September 30, 2015 58 call options contracts were held and as of December 31, 2014, 110 put options contracts were held.

(10)	Represents the option on the part of a counterparty to enter into a futures contract with the Company; as of September 30, 2015 58 put options contracts were held.

(11)	Notional amount represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(12)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.

(13)	Notional amount represents number of warrants.

(14)	Notional amount represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.
As of September 30, 2015, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.3 billion as compared to $3.9 billion as of December 31, 2014. Total liabilities as of September 30, 2015 and December 31, 2014 were $2.6 billion and $3.2 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.1 billion and $2.4 billion as of September 30, 2015 and December 31, 2014, respectively, while our investments sold short and financial derivatives included in total liabilities were $1.1 billion and $1.4 billion as of September 30, 2015 and December 31, 2014, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2015 and December 31, 2014, we had a net short TBA position of $0.8 billion and $1.1 billion, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of September 30, 2015, total assets included $55.1 million of TBAs as well as $879.8 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2014, total assets included $72.4 million of TBAs as well as $1.206 billion of receivables for securities sold relating to unsettled TBA sales. As of September 30, 2015, total liabilities included $882.7 million of TBAs sold short as well as $55.0 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2014, total liabilities included $1.210 billion of TBAs sold short as well as $71.8 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We have entered into reverse repos to finance some of our assets. As of September 30, 2015 and December 31, 2014, indebtedness outstanding on our reverse repos was approximately $1.4 billion and $1.7 billion, respectively. As of September 30, 2015, we had total Agency RMBS financed with reverse repos of $1.185 billion as compared to $1.208 billion as of December 31, 2014. As of September 30, 2015, we had total Credit assets financed with reverse repos of $366.3 million as compared to $595.7 million as of December 31, 2014. Outstanding indebtedness under reverse repos for Agency RMBS as of both September 30, 2015 and December 31, 2014 was $1.146 billion, while outstanding indebtedness under reverse repos for our Credit portfolio as of September 30, 2015 and December 31, 2014 was $227.0 million and $400.0 million, respectively. As of December 31, 2014, our reverse repos also included overnight borrowings on U.S. Treasury securities in the amount of $123.6 million. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. As of September 30, 2015, our debt-to-equity ratio was 1.81 to one and as of December 31, 2014, our debt-to-equity ratio was 2.12 to one. Excluding reverse repos related to U.S. Treasury securities, our debt-to-equity ratio was 1.96 to one as of December 31, 2014. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of September 30, 2015 and December 31, 2014, our derivative and TBA counterparties posted an aggregate value of approximately $2.1 million and $22.2 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the nine month period ended September 30, 2015, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $27.5 billion as compared to $20.6 billion for the nine month period ended September 30, 2014. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short

TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of September 30, 2015, our equity decreased by approximately $30.2 million to $758.3 million from $788.5 million as of December 31, 2014. This decrease principally consisted of dividends paid of $66.5 million, distributions to joint venture partners of approximately $1.4 million, and payments to repurchase common shares of $(0.6) million, partially offset by an increase in equity resulting from operations for the nine month period ended September 30, 2015 of $36.6 million as well as an increase related to contributions from our non-controlling interests of approximately $1.4 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $752.1 million as of September 30, 2015.
Results of Operations for the Three Month Periods Ended September 30, 2015 and 2014
The table below represents the net increase in equity resulting from operations for the three month periods ended September 30, 2015 and 2014.

	Three Month Period Ended September 30,
(In thousands except per share amounts)	2015	2014
Interest income	$26,440	$22,521
Other income	565	—
Total investment income	27,005	22,521
Expenses:
Base management fee	2,849	3,056
Incentive fee	—	1,400
Interest expense	3,073	2,179
Other investment related expenses	1,473	1,184
Other operating expenses	2,087	2,103
Total expenses	9,482	9,922
Net investment income	17,523	12,599
Net realized and change in net unrealized gain (loss) on investments	(12,295)	(111)
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(1,411)	699
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	262	1,880
Net foreign currency loss	(152)	(1,920)
Net increase in equity resulting from operations	3,927	13,147
Less: Net increase in equity resulting from operations attributable to non-controlling interests	31	199
Net increase in shareholders' equity resulting from operations	$3,896	$12,948
Net increase in shareholders' equity resulting from operations per share	$0.12	$0.46
Summary of Net Increase in Shareholders' Equity from Operations
Our net increase in shareholders' equity from operations ("net income") for the three month periods ended September 30, 2015 and 2014 was $3.9 million and $12.9 million, respectively. The decrease in net income was primarily due to an increase in our combined net realized and unrealized losses on investments and financial derivatives, partially offset by an increase in net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 0.49% for the three month period ended September 30, 2015 as compared to 1.32% for the three month period ended September 30, 2014. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income
Net investment income was $17.5 million for the three month period ended September 30, 2015 as compared to $12.6 million for the three month period ended September 30, 2014. Net investment income consists of interest and other income less total expenses. The period-over-period increase in net investment income was primarily due to an increase in interest income for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014.
Interest Income
Interest income was $26.4 million for the three month period ended September 30, 2015 as compared to $22.5 million for the three month period ended September 30, 2014. Interest income includes coupon payments received and accrued on our investments, the net accretion and amortization of purchase discounts and premiums on those investments, and interest on our cash balances, including those balances held by our counterparties as collateral. For the three month period ended September 30, 2015, interest income from our Agency RMBS was $10.1 million, while for the three month period ended September 30, 2014, interest income was $7.8 million. For the three month period ended September 30, 2015, interest income from our Credit portfolio was $16.2 million, while for the three month period ended September 30, 2014, interest income was $13.7 million. The increase in interest income was primarily driven by an increase in our Agency RMBS average portfolio holdings, as well as an increase in the average yield of our Credit portfolio. The increase in the average yield of our Credit portfolio was generally based on an increase in the relative contribution from certain higher-yielding asset classes in which we have been more recently investing, such as consumer loans, as well as improvements in cash flows of our held securities and other loans.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the three month period ended September 30, 2015 and 2014:

	Credit(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended September 30, 2015	$16,193	$620,723	10.43%	$10,086	$1,142,619	3.53%	$26,279	$1,763,342	5.96%
Three month period ended September 30, 2014	$13,686	$625,798	8.75%	$7,804	$969,508	3.22%	$21,490	$1,595,306	5.39%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
Base Management Fees
For the three month periods ended September 30, 2015 and 2014, base management fee incurred, which is based on total equity at the end of each quarter, was $2.8 million and $3.1 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.4 billion and $1.2 billion for the three month periods ended September 30, 2015 and 2014, respectively. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, increased to $3.1 million for the three month period ended September 30, 2015 as compared to $2.2 million for the three month period ended September 30, 2014. This increase was primarily due to an overall increase in the cost of repo financing in 2015 as well as the increase in our average borrowed funds related to our Agency RMBS.

The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the three month periods ended September 30, 2015 and 2014.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2015	$1,107,020	$1,273	0.46%	0.20%	0.51%
For the three month period ended September 30, 2014	$888,975	$798	0.36%	0.15%	0.33%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2015	$255,340	$1,455	2.26%	0.20%	0.51%
For the three month period ended September 30, 2014	$306,160	$1,473	1.91%	0.15%	0.33%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2015	$16,461	$(8)	(0.18)%	0.20%	0.51%
For the three month period ended September 30, 2014	$19,418	$(27)	(0.54)%	0.15%	0.33%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2015	$1,378,821	$2,720	0.78%	0.20%	0.51%
For the three month period ended September 30, 2014	$1,214,553	$2,244	0.73%	0.15%	0.33%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 0.96% and 1.04% for the three month periods ended September 30, 2015 and 2014, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 5.00% and 4.35% for the three month periods ended September 30, 2015 and 2014, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the three month periods ended September 30, 2015 and 2014 other investment related expenses were $1.5 million and $1.2 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for each of the three month periods ended September 30, 2015 and 2014 were $2.1 million.

Net Realized and Unrealized Gains on Investments
During the three month period ended September 30, 2015, we had net realized and unrealized losses on investments of $12.3 million as compared to $0.1 million for the three month period ended September 30, 2014. Net realized and unrealized losses on investments of $12.3 million for the three month period ended September 30, 2015 resulted principally from net realized and unrealized losses on short TBAs, Agency IOs, non-Agency RMBS and CMBS, short U.S. Treasury positions, distressed corporate debt holdings, and CLOs, partially offset by net realized and unrealized gains on Agency RMBS pass-throughs, and residential and small balance commercial mortgage loans. Our net short positions in TBAs and U.S. Treasury securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the three month period ended September 30, 2015, despite lower interest rates, wider credit spreads in many fixed income sectors led to lower asset prices in the more credit-sensitive sectors.
Net realized and unrealized losses on investments of $0.1 million for the three month period ended September 30, 2014 resulted principally from net realized and unrealized losses on our Agency passthroughs, as well as on our net short positions in TBAs and sovereign debt, partially offset by net realized and unrealized gains on our non-Agency MBS, small balance commercial loans, non-performing and sub-performing residential whole loans, U.S. Treasury securities, and net short equity positions.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the three month period ended September 30, 2015, we had net realized and unrealized losses on our financial derivatives of $1.1 million as compared to net realized and unrealized gains of $2.6 million for the three month period ended September 30, 2014. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities, and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are principally in the form of credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS, as well as CDS on corporate bond indices and options on CDS on corporate bond indices. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or real estate-related corporate entities. We acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $1.1 million on our financial derivatives for the three month period ended September 30, 2015 resulted primarily from net realized and unrealized losses related to interest rate swaps and futures, partially offset by net realized and unrealized gains from our total return swaps and options. Our equity exposure in our equities trading strategy is typically in the form of total return swaps. The benchmark 10-year U.S. Treasury yield ended the quarter at 2.04%, as compared to 2.35% at June 30, 2015.
Net realized and unrealized gains on our financial derivatives of $2.6 million for the three month period ended September 30, 2014 resulted principally from net realized and unrealized gains related to our interest rate hedges, CDS on corporate bond indices, CDS on asset-backed indices, and CDS on individual RMBS, partially offset by net realized and unrealized losses on total return swaps

Results of Operations for the Nine Month Periods Ended September 30, 2015 and 2014
The table below represents the net increase in equity resulting from operations for the nine month periods ended September 30, 2015 and 2014.

	Nine Month Period Ended September 30,
(In thousands except per share amounts)	2015	2014
Interest income	$78,692	$65,014
Other income	1,881	—
Total investment income	80,573	65,014
Expenses:
Base management fee	8,720	7,789
Incentive fee	—	1,400
Interest expense	8,926	7,222
Other investment related expenses	3,838	2,846
Other operating expenses	6,369	6,070
Total expenses	27,853	25,327
Net investment income	52,720	39,687
Net realized and change in net unrealized gain (loss) on investments	(7,699)	23,983
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(8,637)	(6,460)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	1,977	1,230
Net foreign currency loss	(1,793)	(1,250)
Net increase in equity resulting from operations	36,568	57,190
Less: Net increase in equity resulting from operations attributable to non-controlling interests	259	660
Net increase in shareholders' equity resulting from operations	$36,309	$56,530
Net increase in shareholders' equity resulting from operations per share	$1.07	$2.13
Summary of Net Increase in Shareholders' Equity from Operations
Our net income for the nine month periods ended September 30, 2015 and 2014 was $36.3 million and $56.5 million, respectively. The decrease in our net income period over period was primarily driven by an increase in our combined net realized and unrealized losses on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 4.69% for the nine month period ended September 30, 2015 as compared to 8.44% for the nine month period ended September 30, 2014. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $52.7 million for the nine month period ended September 30, 2015 as compared to $39.7 million for the nine month period ended September 30, 2014. Net investment income consists of interest and other income less total expenses. The period-over-period increase in net investment income was primarily due to higher interest income for the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014.
Interest Income
Interest income was $78.7 million for the nine month period ended September 30, 2015 as compared to $65.0 million for the nine month period ended September 30, 2014. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from our Agency portfolio increased, mainly in connection with the increase in our average portfolio holdings. For the nine month period ended September 30, 2015, interest income from our Agency RMBS was $27.3 million, while for the nine month period ended September 30, 2014, interest income was $23.8 million. For the nine month period ended September 30, 2015, interest income from our Credit portfolio was $51.0 million, while for the nine month period ended September 30, 2014, interest income was $40.2 million. The increase in interest income was primarily driven by an increase in our average portfolio holdings, as well as an increase in the average yield of our Credit portfolio. The increase in the average yield of our Credit portfolio was generally based on an increase in the relative contribution from certain higher-yielding asset classes in which we have been more recently investing, such as consumer loans, as well as improvements in cash flows of our held securities and other loans.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the nine month period ended September 30, 2015 and 2014:

	Credit(1)			Agency			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine month period ended September 30, 2015	$50,987	$686,091	9.91%	$27,296	$1,167,559	3.12%	$78,283	$1,853,650	5.63%
Nine month period ended September 30, 2014	$40,173	$594,261	9.01%	$23,760	$947,281	3.34%	$63,933	$1,541,542	5.53%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
Base Management Fees
For the nine month periods ended September 30, 2015 and 2014, base management fee incurred, which is based on total equity at the end of each quarter, was $8.7 million and $7.8 million, respectively. The increase in the base management fee was due to our larger capital base period over period.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.4 billion and $1.2 billion for the nine month periods ended September 30, 2015 and 2014, respectively. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, increased to $8.9 million for the nine month period ended September 30, 2015 as compared to $7.2 million for the nine month period ended September 30, 2014. This increase was primarily due to the increase in our average borrowed funds related to our larger portfolio of Agency securities and to an overall increase in the cost of repo financing during 2015.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the nine month periods ended September 30, 2015 and 2014.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2015	$1,113,736	$3,361	0.40%	0.18%	0.44%
For the nine month period ended September 30, 2014	$859,612	$2,349	0.37%	0.15%	0.33%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2015	$300,346	$4,799	2.14%	0.18%	0.44%
For the nine month period ended September 30, 2014	$316,826	$4,583	1.93%	0.15%	0.33%

U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2015	$22,335	$(4)	(0.02)%	0.18%	0.44%
For the nine month period ended September 30, 2014	$8,726	$(26)	(0.40)%	0.15%	0.33%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2015	$1,436,417	$8,156	0.76%	0.18%	0.44%
For the nine month period ended September 30, 2014	$1,185,164	$6,906	0.78%	0.15%	0.33%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include actual and accrued periodic payments on our interest rate swaps as a component of our cost of funds, our total average cost of funds would increase to 0.98% and 1.19% for the nine month periods ended September 30, 2015 and 2014, respectively. Our net interest margin, defined as the yield on our portfolio (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps) was 4.65% and 4.34% for the nine month periods ended September 30, 2015 and 2014, respectively. This metric does not include the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the nine month periods ended September 30, 2015 and 2014 other investment related expenses were $3.8 million and $2.8 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the nine month period ended September 30, 2015 were $6.4 million as compared to $6.1 million for the nine month period ended September 30, 2014. The increase in our other operating expenses was primarily related to increased professional fees and administration fees.
Net Realized and Unrealized Gains on Investments
During the nine month period ended September 30, 2015, we had net realized and unrealized losses on investments of $7.7 million as compared to net realized and unrealized gains of $24.0 million for the nine month period ended September 30, 2014. Net realized and unrealized losses on investments of $7.7 million for the nine month period ended September 30, 2015 resulted principally from net realized and unrealized losses on net short TBAs and U.S. Treasury positions, European MBS, non-Agency CMBS, CLOs and distressed corporate debt, partially offset by net realized and unrealized gains on non-Agency RMBS, residential and consumer loans, REO, and Agency pass-throughs. Our net short positions in TBAs and U.S. Treasury securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the nine month period ended September 30, 2015 the fixed income market was subject to significant interest rate volatility and yield spread widening, leading to overall market value declines in many sectors, especially credit-sensitive sectors.
Net realized and unrealized gains on investments of $24.0 million for the nine month period ended September 30, 2014 resulted principally from net realized and unrealized gains on both our non-Agency and Agency RMBS portfolios, as well as on CMBS, residential mortgage loans, and small balance commercial loans, partially offset by net realized and unrealized losses on our net short positions in TBAs and sovereign debt securities.

Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the nine month period ended September 30, 2015, we had net realized and unrealized losses on our financial derivatives of $6.7 million as compared to net realized and unrealized losses of $5.2 million for the nine month period ended September 30, 2014. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. As mentioned above, our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are principally in the form of credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS, as well as CDS on corporate bond indices and options on CDS on corporate bond indices. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or real estate-related corporate entities. We acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $6.7 million on our financial derivatives for the nine month period ended September 30, 2015 resulted primarily from net losses related to our interest rate swaps, partially offset by net realized and unrealized gains on our options. Net gains on our currency forwards were mostly offset by translation and transaction losses related to our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $5.2 million for the nine month period ended September 30, 2014 resulted principally from net losses related to our interest rate swaps and net short positions in CDS on RMBS and CMBS indices, partially offset by net realized and unrealized gains related to our futures, total return swaps, CDS on corporate indices, and currency forwards.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Nine Month Period Ended September 30, 2015	$1,436,417	$1,372,794
Nine Month Period Ended September 30, 2014	$1,185,164	$1,395,132

The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	September 30, 2015
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$412,953	30.1%
31 - 60 Days	297,818	21.7%
61 - 90 Days	311,288	22.7%
91 - 120 Days	225,834	16.4%
121 - 150 Days	4,106	0.3%
151 - 180 Days	22,469	1.6%
181 - 360 Days	98,326	7.2%
	$1,372,794	100.0%
Reverse repos involving underlying investments that we sold prior to September 30, 2015, for settlement following September 30, 2015, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to September 30, 2015 for which delivery of the borrowed funds is not scheduled until after September 30, 2015.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 33.8% with respect to Credit assets, 5.3% with respect to Agency RMBS assets, and 12.0% overall. As of December 31, 2014 these respective weighted average contractual haircuts were 29.8%, 5.4%, and 13.5%.
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
In September 2014, we entered into a $150 million "non-mark-to-market" reverse repo facility which provides financing for certain types of non-Agency assets for a period of at least two years. Pursuant to its original terms, the facility converts to a rolling facility in March 2016 with a six month cancellation notice period and automatic termination in September 2017. However, in October 2015, we extended the date on which the facility converts to a rolling facility to April 2017, and we extended the automatic termination date to October 2018. In addition, the size of the facility was reduced to $120 million. Under the terms of the facility, no additional collateral is required to be posted either by us or the counterparty based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount outstanding under the facility. As of September 30, 2015 the Company had utilized approximately $84.8 million under the facility.
As of each of September 30, 2015 and December 31, 2014, we had $1.4 billion and $1.7 billion, respectively, of borrowings outstanding under our reverse repos. As of September 30, 2015, the remaining terms on our reverse repos ranged from 2 to 358 days, with a weighted average remaining term of 76 days. As of December 31, 2014, the remaining terms on our reverse repos ranged from 2 to 631 days, with a weighted average remaining term of 105 days. Our reverse repo borrowings were with a total of nineteen counterparties as of September 30, 2015 and sixteen counterparties as of December 31, 2014. As of September 30, 2015 and December 31, 2014, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 0.78% and 0.79%, respectively. As of September 30, 2015, our reverse repos had interest rates ranging from 0.36% to 2.69%. As of December 31, 2014, our reverse repos had interest rates ranging from (1.50)% to 2.42%. The negative interest rate relates to reverse repo on U.S. Treasury securities. Excluding repo on U.S. Treasury securities, our borrowing rates ranged from 0.32% to 2.42% as of December 31, 2014. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.6 billion and $1.9 billion as of September 30, 2015 and December 31, 2014, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2015	$1,372,794	$1,378,821	$1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589
December 31, 2014	1,669,433	1,882,629	1,889,410
September 30, 2014	1,395,132	1,214,553	1,395,132
June 30, 2014	1,188,831	1,172,898	1,190,258
March 31, 2014	1,175,907	1,167,542	1,175,907
December 31, 2013	1,236,166	1,301,378	1,328,601
September 30, 2013	1,345,223	1,277,966	1,345,223
June 30, 2013(1)	1,287,992	1,086,103	1,287,992
March 31, 2013	965,272	979,712	1,023,578
December 31, 2012(2)	905,718	777,174	905,718

(1)
For the quarter ended June 30, 2013 the significant increase between average borrowings outstanding and total borrowings at June 30, 2013 was due to the deployment of proceeds from the issuance of common shares in May 2013 into investment in MBS which the Company financed through reverse repurchase agreements.

(2)
For the quarter ended December 31, 2012 the significant increase between average borrowings outstanding and total borrowings at December 31, 2012 was due to the deployment of proceeds following the issuance of common shares in August 2012 into investment in mostly non-Agency MBS which the Company financed through reverse repurchase agreements. Full deployment of such proceeds occurred in the latter part of the third quarter.

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity as of September 30, 2015 and December 31, 2014:
September 30, 2015:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$92,182	358	12.2%
December 31, 2014:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$89,022	631	11.3%
RBC Capital Markets LLC	$45,613	109	5.8%
Deutsche Bank Securities	$41,951	44	5.3%
Although we typically finance most of our holdings of Agency RMBS, as of September 30, 2015 and December 31, 2014, we held unencumbered Agency pools, on a settlement date basis, in the amount of $22.3 million and $1.6 million, respectively.
We held cash and cash equivalents of approximately $139.4 million and $114.1 million as of September 30, 2015 and

December 31, 2014, respectively.
On August 3, 2015, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the three month period ended September 30, 2015 we repurchased 34,507 common shares at an average price per share of $18.03 and a total cost of $0.6 million.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the nine month period ended September 30, 2015, we paid total dividends in the amount of $66.5 million related to the three month periods ended December 31, 2014, March 31, 2015, and June 30, 2015. In November 2015, our Board of Directors approved a dividend related to the third quarter of 2015 in the amount of $0.50 per share, or approximately $17.0 million, payable on December 15, 2015 to shareholders of record as of December 1, 2015. During the nine month period ended September 30, 2014, we paid total dividends in the amount of $60.2 million related to the three month periods ended December 31, 2013, March 31, 2014, and June 30, 2014.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Nine Month Period Ended September 30, 2015

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.65	$22,159		June 1, 2015	June 15, 2015
Second Quarter	$0.65	$22,144		September 1, 2015	September 15, 2015
Third Quarter	$0.50	$17,032	*	December 1, 2015	December 15, 2015

*	Estimated
Nine Month Period Ended September 30, 2014

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,070	May 30, 2014	June 16, 2014
Second Quarter	$0.77	$20,070	August 29, 2014	September 15, 2014
Third Quarter	$0.77	$26,239	December 1, 2014	December 15, 2014
For the nine month period ended September 30, 2015, our operating activities provided net cash in the amount of $389.3 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $296.6 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $92.6 million for the nine month period ended September 30, 2015. In addition, contributions from non-controlling interests provided cash of $1.4 million. We used $66.5 million to pay dividends, $1.4 million for distributions to non-controlling interests (our joint venture partners), $0.6 million to repurchase common shares, and $0.3 million for other financing activities. As a result there was an increase in our cash holdings of $25.3 million from $114.1 million as of December 31, 2014 to $139.4 million as of September 30, 2015.
For the nine month period ended September 30, 2014, our operating activities used net cash of $341.7 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of 159.0 million. Thus our operating activities, when combined with our reverse repo financings, used net cash of $182.7 million for the nine month period ended September 30, 2014. In addition, we received proceeds from the issuance of common shares of $188.2 million, net of offering costs, and contributions from a non-controlling interest member provided cash of $1.5 million. We used $60.2 million to pay dividends, $1.1 million for distributions to a non-controlling interest (our joint venture partner), and $0.1 million for other financing activities. As a result there was a decrease in our cash holdings of $54.4 million from $183.5 million as of December 31, 2013 to $129.1 million as of September 30, 2014.
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-

term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from registration as an investment company under the Investment Company Act. Steep declines in the values of our non-Agency assets financed using reverse repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by reverse repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of September 30, 2015 and December 31, 2014 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of September 30, 2015, we had an aggregate amount at risk under our reverse repos with nineteen counterparties of approximately $246.9 million and as of December 31, 2014, we had an aggregate amount at risk under our reverse repos with seventeen counterparties of approximately $284.9 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2015 and December 31, 2014 does not include approximately $4.0 million and $5.1 million, respectively, of net accrued interest, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2015, we had an aggregate amount at risk under our derivative contracts with eighteen counterparties of approximately $47.5 million. We also had $14.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2014, we had an aggregate amount at risk under our derivatives contracts with fifteen counterparties of approximately $51.8 million. We also had $18.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, as of September 30, 2015 and December 31, 2014, collateral posted by us and held by a third-party custodian in the amount of approximately $1.1 million and $1.4 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2015, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with twelve counterparties of approximately $6.1 million. As of December 31, 2014, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $8.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See Note 15 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2015 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2015, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$8,998	$16,034	$(10,960)	$(23,882)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	2,984	6,296	(2,654)	(4,979)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(13,509)	(27,660)	12,865	25,086
Mortgage-Related Derivatives	(85)	(147)	107	237
Corporate Securities and Derivatives on Corporate Securities	648	229	(1,715)	(4,497)
Repurchase Agreements and Reverse Repurchase Agreements	(936)	(1,142)	980	1,959
Total	$(1,900)	$(6,390)	$(1,377)	$(6,076)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2015 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 15, 2015, we granted 2,475 LTIP units to Thomas Robards, 2,475 LTIP units to Ronald I. Simon, Ph.D., and 2,475 LTIP units to Edward Resendez as compensation for serving as directors. These grants were made pursuant to our 2007 Individual Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Rule 701 promulgated under the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	1,700,000
August 1, 2015 - August 31, 2015	23,781	18.05	23,781	1,676,219
September 1, 2015 - September 30, 2015	10,726	17.97	10,726	1,665,493
Total	34,507	$18.03	34,507	1,665,493
On August 3, 2015, our Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. This program superseded the program that was previously adopted on August 4, 2011.
Item 5. Other Information
On November 3, 2015, the Company, for itself and on behalf of each of the Company's current and future subsidiaries, Ellington Financial Operating Partnership LLC, and Ellington Financial Management LLC (the "Manager") entered into the Sixth Amended and Restated Management Agreement (the "Amended Management Agreement"). The Amended Management Agreement was amended to revise the date as of which the termination fee would be calculated in the event of a termination or non-renewal of the Amended Management Agreement. The Amended Management Agreement amends, restates, and supersedes in all respects that certain Fifth Amended and Restated Management Agreement between the Company and the Manager, dated as of March 13, 2014.
A copy of the Amended Management Agreement is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6. Exhibits

Exhibit	Description
10.1
Sixth Amended and Restated Management Agreement by and between Ellington Financial LLC, Ellington Financial Operating Partnership LLC, and Ellington Financial Management LLC, dated as of November 3, 2015

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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL LLC.
Date:	November 6, 2015	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	November 6, 2015	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1
Sixth Amended and Restated Management Agreement by and between Ellington Financial LLC, Ellington Financial Operating Partnership LLC, and Ellington Financial Management LLC, dated as of November 3, 2015

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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.