Form 10-K
period 2015-12-31
Ellington Financial LLC
filed 2016-03-11
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $562,133,078 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 4, 2016: 33,048,486
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2016 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.
The financial statements contained in Part II of this Form 10-K constitute the annual report with respect to the registrant for purposes of CFTC rule 4.22(C) (the "CFTC Annual Report").

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Business
Except where the context suggests otherwise, "EFC," "we," "us," and "our" refer to Ellington Financial LLC and its subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership." We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, and "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to Ellington and its principals (including family trusts established by its principals) and entities in which 100% of the interests are beneficially owned by the foregoing. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties, and assumptions.
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
In addition, we may opportunistically acquire and manage other types of mortgage-related and financial assets not listed above, such as real property and non-mortgage-related derivatives. We also have made, and may in the future make, investments in the debt and/or equity of, other entities engaged in mortgage-related businesses, such as mortgage originators and other mortgage-related entities. In connection with such investments in mortgage originators, we may also enter into flow agreements that will allow us to purchase new loans from the mortgage originators in which we invest in accordance with the parameters set forth in the applicable flow agreement.
Our Credit portfolio (as described below), which includes all of our assets other than Agency RMBS, has been the primary driver of our risk and return, and we expect that this will continue in the near to medium term. We also maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from registration as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will maintain a core amount of Agency RMBS.
Historically, our Credit portfolio was primarily focused on U.S. non-Agency RMBS. While we believe investment opportunities in U.S. non-Agency MBS remain, we believe other asset classes currently offer attractive returns as well as portfolio diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; consumer loans and ABS backed by consumer loans; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and distressed corporate debt. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our Credit portfolio.
We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 21-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 21-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. In addition, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.

As of December 31, 2015, Ellington employed over 160 employees and had assets under management of approximately $6.1 billion, of which approximately $4.5 billion comprised our company, as well as Ellington Residential Mortgage REIT, a real estate investment trust for U.S. federal income tax purposes, or "REIT," listed on the NYSE under the ticker "EARN," and various hedge funds and other alternative investment vehicles that employ financial leverage, and approximately $1.6 billion was comprised of accounts that do not employ financial leverage.
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

•	acquiring CMBS, commercial mortgage loans, and other commercial real estate debt instruments;

•	acquiring residential mortgage loans;

•	acquiring CLOs, with a current focus on legacy securities (i.e., securities that were issued before the 2008 financial crisis);

•	opportunistically entering into and managing a portfolio of mortgage-related and non-mortgage-related derivatives;

•	opportunistically acquiring and managing other mortgage-related and financial assets, such as MSRs;

•	opportunistically acquiring and managing other investments such as consumer loans and ABS backed by consumer or commercial assets, and corporate debt and equity securities and derivatives;

•	opportunistically acquiring real estate such as commercial and residential real property;

•	opportunistically acquiring or making debt and/or equity investments in mortgage originators and other mortgage-related entities; and

•	opportunistically mitigating our credit and interest rate risk by using a variety of hedging instruments.
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
We also employ a wide variety of hedging instruments and derivative contracts. See "—Risk Management."
Our Targeted Asset Classes
Our targeted asset classes currently include:

Asset Class		Principal Assets
Non-Agency RMBS	•	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	•	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	•	RMBS backed by first lien and second lien mortgages;
	•	Investment grade and non-investment grade securities;
	•	Senior and subordinated securities; and
	•	Interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs," and inverse floaters.

Agency RMBS	•	Whole pool pass-through certificates;
	•	Partial pool pass-through certificates;
	•	Agency collateralized mortgage obligations, or "CMOs," including IOs, POs and IIOs; and
	•	To-Be-Announced mortgage pass-through certificates, or "TBAs."

Mortgage-Related Derivatives	•	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	•	Other mortgage-related derivatives.

CMBS and Commercial Mortgage Loans	•	CMBS; and
	•	Commercial mortgages and other commercial real estate debt.

CLOs	•	CLOs, with a focus on legacy securities.

Consumer Loans and ABS	•	Consumer loans; and
	•	ABS backed by consumer or commercial assets, including collateralized debt obligations, or "CDOs."

Corporate Debt and Equity Securities and Derivatives	•	CDS on corporations or on corporate indices, or "CDX,";
	•	Corporate debt or equity securities; and

	•	Options or total return swaps on corporate equity or debt or on corporate equity indices.

Other	•	Residential mortgage loans;
	•	MSRs;
	•	Other non-mortgage-related derivatives;
	•	Real estate, including commercial and residential real property; and
	•	Strategic debt and/or equity investments in mortgage originators and other mortgage -related entities.
The following briefly discusses the principal types of assets we purchase.
Non-Agency RMBS
We acquire non-Agency RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans. Our non-Agency RMBS holdings can include investment-grade and non-investment grade classes, including non-rated classes. We also acquire European non-dollar denominated non-Agency RMBS.
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
Agency RMBS
Our assets in this asset class consist primarily of whole pool (and to a lesser extent, partial pool) pass-through certificates, the principal and interest of which are guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association, or "Fannie Mae," the Federal Home Loan Mortgage Corporation, or "Freddie Mac," or the Government National Mortgage Association, within the U.S. Department of Housing and Urban Development, or "Ginnie Mae," and which are backed by ARMs, Hybrid ARMs, or fixed rate mortgages. In addition to investing in pass-through certificates which are backed by traditional mortgages, we have also invested in Agency RMBS backed by reverse mortgages. Reverse mortgages are mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Mortgage pass-through certificates are securities representing undivided interests in pools of mortgage loans secured by real property where payments of both interest and principal, plus prepaid principal, on the securities are made monthly to holders of the security, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Whole pool pass-through certificates are mortgage pass-through certificates that represent the entire ownership of (as opposed to merely a partial undivided interest in) a pool of mortgage loans.
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

Mortgage-Related Derivatives
We take long and short positions in various mortgage-related derivative instruments, including credit default swaps. A credit default swap is a credit derivative contract in which one party (the protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (the protection seller) in return for compensation for default (or similar credit event) by a reference entity. In this case, the reference entity can be an individual MBS or an index of several MBS, such as an ABX, PrimeX, or CMBX index. Payments from the protection seller to the protection buyer typically occur if a credit event takes place. A credit event can be triggered by, among other things, the reference entity's failure to pay its principal obligations or a severe ratings downgrade of the reference entity.
CMBS
We acquire CMBS, which are securities collateralized by mortgage loans on commercial properties. The majority of CMBS issued are fixed rate securities backed by fixed rate loans made to multiple borrowers on a variety of property types, though single-borrower CMBS and floating rate CMBS have also been issued. We also acquire European non-dollar denominated CMBS.
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
CLOs
We acquire CLOs, a form of asset-backed security collateralized by syndicated corporate loans. We currently focus on legacy securities originated prior to the 2008 financial crisis. Our current CLO holdings include mezzanine and equity interests, and are concentrated in securitizations that have exited the reinvestment period. We invest in CLOs denominated in U.S. dollars, as well as in non-dollar denominated European CLOs.

Consumer Loans and ABS
We acquire U.S. consumer whole loans. We also acquire dollar-denominated ABS backed by U.S. consumer loans, as well as non-dollar denominated ABS backed by European consumer loans. We believe that our consumer loan investments offer attractive loss-adjusted yields and will serve to enhance, as well as diversify, the sources of returns for our Credit portfolio.
Corporate Debt and Equity Securities and Derivatives
We take long and short positions in corporate debt and equity (including indices on corporate debt and equity) by entering into derivative contracts such as credit default swaps, total return swaps, and options, or by buying and selling equities or debt. In particular, we use CDX indices, particular tranches of CDX indices and options on CDX indices as part of our credit hedging strategy. A credit event relating to a credit default swap on an individual corporation or an index of corporate credits would typically be triggered by a corporation's bankruptcy or its failure to make a scheduled payment on a debt obligation. While these instruments are primarily associated with our hedging activities, we may also hold long and/or short positions opportunistically. When serving as hedges, these instruments are generally not hedges against risks that are directly related to specific corporate entities. Rather, these hedges reference corporations (such as financial institutions that have substantial mortgage-related exposure) or indices whose performance we believe may have a reasonable degree of correlation with the performance of our portfolio. Given this correlation, a short position with respect to such corporations or indices provides a hedge to our Credit portfolio as a whole.
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
We acquire distressed corporate debt. These investments are generally in the form of syndicated bank loans to middle market companies and may be secured or unsecured. In connection with our purchases of corporate debt, we may also acquire the equity of reorganized corporations that have exited bankruptcy. Distressed corporate debt instruments are typically obligations of companies that are experiencing distress or dislocation resulting from over-leveraged capital structures or other financial or operational issues. These companies may default on their obligations, or be involved in bankruptcy or restructuring proceedings. In addition to making outright purchases of distressed corporate loans, we also acquire exposure to distressed corporate loans synthetically through total return swaps.
Other Assets
Our other assets include residential mortgage loans, other non-mortgage related derivatives, real estate, including residential and commercial real property, and strategic debt and/or equity investments in mortgage originators. Our residential mortgage and consumer loans include performing as well as non-performing loans. To date we have not purchased real property directly; rather, all of our real estate ownership has resulted from foreclosure activity with respect to our acquired residential and commercial loans. We have made investments in mortgage originators and other mortgage-related entities in the form of debt and/or equity and to date, our investments represent non-controlling interests. We have also entered into flow agreements with certain of the mortgage originators in which we have invested. We have not yet acquired MSRs, but we may do so in the future.
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
Valuation of Assets
Our Manager's valuation process is subject to the oversight of our Manager's Valuation Committee as well as the oversight of the independent members of our Board of Directors. See Note 2 of the notes to the consolidated financial statements included in this report for a complete discussion of our valuation process.
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
Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies to mitigate such risks. The interest rate hedging instruments that we use and may use in the future include, without limitation:

•	TBAs;

•	interest rate swaps (including floating-to-fixed, fixed-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);

•	CMOs;

•	U.S. Treasury securities;

•	swaptions, caps, floors, and other derivatives on interest rates;

•	futures and forward contracts; and

•	options on any of the foregoing.
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

Liquidity Management
As part of the risk management and liquidity management functions that our Manager performs for us, our Manager computes a "cash buffer" which, at any given point in time, represents the amount of our free cash in excess of what our Manager estimates would conservatively be required, especially in times of market dislocation, to support our particular assets and liabilities at such time. Thus, rather than focusing solely on our leverage, our Manager typically seeks to maintain a positive cash buffer. However, our Manager is not required to maintain a positive cash buffer and may choose not to maintain a positive cash buffer at certain times, for example, if it believes there are compelling market opportunities to pursue.
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2015, our debt financings consisted exclusively of reverse repurchase agreements, or "reverse repos." Currently, the majority of our reverse repos are collateralized by Agency RMBS; however, we also have reverse repo borrowings that are collateralized by our non-Agency assets, which from time to time may also include reverse repos on U.S. Treasury securities. In a reverse repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, reverse repos are accounted for as collateralized borrowings. During the term of a reverse repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our reverse repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our reverse repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our reverse repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our reverse repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty. As of December 31, 2015, we had approximately $1.2 billion outstanding on reverse repos with eighteen counterparties. These borrowings were the only debt financings we had outstanding as of December 31, 2015, and, given that we had approximately $739.0 million of equity as of December 31, 2015, our debt-to-equity ratio was 1.59 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
The management agreement, which was most recently amended and restated effective November 3, 2015, requires our Manager to manage our assets, operations, and affairs in conformity with the policies and the investment guidelines that are approved and monitored by our Board of Directors. Our Manager is under the supervision and direction of our Board of Directors. Our Manager is responsible for:

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
Term and Termination
The management agreement has a current term that expires on December 31, 2016, and will automatically renew for a one year term each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the base management and incentive fees payable to our Manager are not fair, subject to our Manager's right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT, a REIT listed on NYSE. As of December 31, 2015, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that have assets under management of approximately $5.0 billion, excluding our assets but including $1.6 billion of accounts that do not employ financial leverage. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's investment and risk management committee and its compliance committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain circumstances, for example when such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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
Competition
In acquiring our assets, we compete with mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Residential Mortgage REIT (NYSE: EARN). In addition to existing companies, other companies may be organized for similar purposes, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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
Operating and Regulatory Structure
Tax Requirements
We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, an entity that is treated as a partnership for U.S. federal income tax purposes is not subject to U.S. federal income tax at the entity level, except that, for taxable years beginning after December 31, 2017, a partnership will be required to pay the taxes attributable to an audit assessment, unless the partnership elects to pass through the tax to its partners. Consequently, holders of our common shares will be required to take into account their allocable share of items of our income, gain, loss, deduction, and credit for our taxable year ending within or with their taxable year, regardless of whether we make cash distributions on a current basis with which to pay any resulting tax.
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
We currently own several domestic and foreign subsidiaries that are treated as corporations for U.S. federal income tax purposes. Our domestic taxable corporate subsidiaries will be subject to U.S. federal, state, and local income tax on their taxable income. We anticipate that our foreign corporate subsidiaries will generally conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax on their net income.
We also have one wholly owned subsidiary that we intend to cause to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the "Code," for its 2015 taxable year. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. Failure to qualify as a REIT in any taxable year would cause this subsidiary to be subject to U.S. federal income tax on its taxable income at regular corporate rates (and any applicable state and local taxes). Even if this subsidiary qualifies for taxation as a REIT, it may be subject to certain federal, state, local, and non-U.S. taxes on its income. For example, if it forms a taxable REIT subsidiary, or "TRS," the income generated by that subsidiary will be subject to U.S. federal, state, and local income tax.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage markets in the U.S. and Europe have experienced a variety of difficulties and changed economic conditions in the recent past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility.
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
In September 2008, in response to the deteriorating financial condition of Fannie Mae and Freddie Mac, the U.S. Government placed Fannie Mae and Freddie Mac into the conservatorship of the Federal Housing Finance Agency, or "FHFA," their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac are required to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA, and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. In fact, in February 2011, the U.S. Treasury released a white paper entitled "Reforming America's Housing Finance Market" in which the U.S. Treasury outlined three possible options for reforming the U.S. Government's role in housing finance. Under each option, the role of the U.S. Government in the mortgage market would be reduced. The FHFA's "Strategic Plan for Enterprise Conservatorships," as released on February 21, 2012 and updated in May 2014, sets forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually reduce Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. Since the FHFA first released its strategic plan, there have been a number of other proposals introduced, both from industry groups and by the U.S. Congress, many of which could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk. To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
As discussed above, Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically or the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
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
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," commenced implementation of programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures, including the Home Affordable Modification Program, or "HAMP," which provides homeowners with assistance in mortgage loan foreclosures, and the Home Affordable Refinance Program, or "HARP," which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
Loan modification and refinance programs may adversely affect the performance of Agency and non-Agency RMBS, and residential mortgage loans. In the case of non-Agency RMBS, a significant number of loan modifications with respect to a given security, including those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such security. Similarly, principal forgiveness and/or coupon reduction could negatively impact the performance of any residential mortgage loans we own. In addition, it is also likely that loan modifications would result in increased prepayments on some RMBS. See "—Prepayment rates can change, adversely affecting the performance of our assets," below.

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
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS and whole mortgage loans and loan pools. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS as well as the mortgage loans and loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. These mortgage servicers and other service providers to our non-Agency RMBS, such as trustees, bond insurance providers, due diligence vendors, and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our shareholders may be materially adversely affected.
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
Sellers of the mortgage loans that we acquire, or that underlie the non-Agency RMBS in which we invest, may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of our loans, or the loans held by the trust that issued the RMBS, and could cause shortfalls in the payments due on the RMBS or losses on the mortgage loans.
Sellers of mortgage loans that we acquire or that are sold to the trusts that issued the non-Agency RMBS in which we invest made various representations and warranties related to the mortgage loans sold by them to us or the trusts that issued the RMBS. If a seller fails to cure a material breach of its representations and warranties with respect to any mortgage loan in a timely manner, then we, or the trustee or the servicer of the loans, may have the right to require that the seller repurchase the defective mortgage loan (or in some cases substitute a performing mortgage loan). It is possible, however, that for financial or other reasons, the seller either may not be capable of repurchasing defective mortgage loans, or may dispute the validity of or otherwise resist its obligation to repurchase defective mortgage loans. The inability or unwillingness of a seller to repurchase defective mortgage loans from us or from a non-Agency RMBS trust in which we invest would likely cause higher rates of delinquencies, defaults, and losses for the mortgage loans we hold, or the mortgage loans backing such non-Agency RMBS, and ultimately greater losses for our investment in such assets.
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
The frequency at which prepayments (including both voluntary prepayments by borrowers and liquidations due to defaults and foreclosures) occur on mortgage loans, including those underlying our RMBS, is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. Many of the mortgage loans underlying our RMBS were originated in a relatively higher interest rate environment than currently in effect and, therefore, could be prepaid if borrowers are eligible for refinancing. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on such loans or the related RMBS. These faster or slower than expected payments may adversely affect our profitability.
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
Our fixed rate investments, especially most fixed rate mortgage loans, fixed rate MBS, and most MBS backed by fixed rate mortgage loans, decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by ARMs, increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. Additionally, an increase in short-term interest rates would increase the amount of interest owed on our reverse repo borrowings. See "—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets."

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
Interest rate caps on the ARMs and hybrid ARMs that back our RMBS may reduce our net interest margin during periods of rising or high interest rates.
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
Residential mortgage loans, including subprime, non-performing, sub-performing, and non-QM residential mortgage loans, are subject to increased risks.
We acquire and manage residential mortgage loans. Residential mortgage loans, including subprime, non-performing, and sub-performing mortgage loans, and mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
Residential mortgage loans are also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies, or "special hazard risk," and to reduction in a borrower's mortgage debt by a bankruptcy court, or "bankruptcy risk." In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities. We could also be responsible for property taxes. In some cases, these liabilities may be "recourse liabilities" or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.
If we subsequently resell any whole mortgage loans that we acquire, we may be required to repurchase such loans or indemnify purchasers if we breach representations and warranties.
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
Commercial mortgage loans are secured by multi-family or commercial property and are subject to risks of delinquency and foreclosure, and risk of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things:

•	tenant mix;

•	declines in tenant income and/or changes to tenant businesses;

•	property management decisions;

•	property location, condition, and design;

•	new construction of competitive properties;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in national, regional, or local economic conditions and/or specific industry segments, including the credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate tax rates, and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses;

•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation, and the related costs of compliance; and

•	acts of God, terrorist attacks, social unrest, and civil disturbances.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and our cost basis in the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to pay dividends to our shareholders.
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
Our investments in CMBS are at risk of loss. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder (generally, the B-piece buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any applicable reserve fund, letter of credit, or classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS we may incur losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

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
In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers or junior lenders may resist mortgage foreclosure actions by asserting numerous claims, counterclaims, and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or capital structure or a favorable buy-out of the borrower's or junior lender's position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file, or a junior lender may cause the borrower to file, for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure and associated litigation may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us, and the borrower and junior lenders may continue to challenge whether the foreclosure process was commercially reasonable, which could result in additional costs and potential liability. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property, or defending challenges brought after the completion of a foreclosure, will further reduce the liquidation proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value we realize from the commercial loans in which we invest.
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
We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders are generally large global financial institutions, with exposures both to global financial markets and to more localized conditions. For example, several of our lenders are large European-based banks whose financial conditions have still not fully recovered from the 2008 financial crisis. Recently, we have begun borrowing from smaller non-bank financial institutions as well. Whether because of a subsequent global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the costs of that financing, or could become insolvent, as was the case with Lehman Brothers. Moreover, we are currently party to short-term borrowings (in the form of reverse repos) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our shareholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
Some of our assets are fixed rate or have a fixed rate component (such as RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed rate assets if interest rates were to rise above the cap levels. We generally fund our targeted assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS we hold are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may decline, which could reduce our net interest margin or result in losses.
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
Most of our reverse repo agreements and our derivative contracts allow, to varying degrees, our lenders and derivative counterparties (including clearinghouses) to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we generally will be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to pay dividends to our shareholders. We receive margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. In the event we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one reverse repo agreement or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, and could increase our risk of insolvency.
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

•
our hedging instruments are generally structured as derivative contracts and, as a result, are subject to additional risks such as those described above under "—Our lenders and derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms" and below under"—Our use of derivatives may expose us to counterparty risk."

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
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on regulated exchanges and these exchanges may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the agreement governing the hedging arrangement. Default by a party with whom we enter into a hedging transaction, such as occurred with Lehman Brothers, may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We enter into interest rate swaps and CDX to hedge risks associated with our portfolio. Entities entering into such swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the CFTC issued new rules regarding such swaps under the authority granted to it pursuant to the Dodd-Frank Act.
The new rules primarily impacted our trading of these instruments in two ways. First, beginning on June 10, 2013, certain newly executed swaps, including many interest rate and credit default swaps, became subject to mandatory clearing through a central counterparty clearinghouse, or "CCP." It is the intent of the Dodd-Frank Act that, by mandating the clearing of swaps in this manner, swap counterparty risk would not become overly concentrated in any single entity, but rather would be spread and centralized among the CCP and its members. We are not a direct member of any CCP, so we must access the CCPs through a futures commission merchant, or "FCM," which acts as intermediary between us and the CCP with respect to all facets of the transaction, including the posting and receipt of required collateral. If we lost access to our FCMs or CCPs, we could potentially be unable to use interest rate swaps and credit default swaps to hedge our risks.

The second way that the new rules impact our trading of these instruments is the Swap Execution Facility, or "SEF," mandate, which came into effect on October 2, 2013, and requires that we execute most interest rate swaps and CDX on an electronic platform, rather than over the phone or in some other manner. If we were to lose access to our selected SEFs or we were otherwise unable to communicate with them, this would prevent us from being able to trade these instruments. If we were unable to execute our hedging trades in a timely manner, particularly in a volatile market environment, we may not be able to execute our strategies in the most advantageous manner.
In addition to subjecting our swap transactions to greater initial margin requirements and additional transaction fees charged by CCPs, FCMs, and SEFs, our swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Additionally, for all interest rate swaps and CDX entered into prior to June 10, 2013, we were not required to clear them through a CCP and as a result these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions described above in "—Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on regulated exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses."
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
Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. However, the Federal Reserve continues to reinvest principal payments from its U.S. Treasury security and Agency RMBS holdings and uncertainty surrounds the Federal Reserve's timeline to curtail such reinvestment. In addition, the Federal Reserve announced an increase in the federal funds rate in December 2015, the first increase in the federal funds rate since 2006, and has indicated its expectation for additional rate hikes. See above "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets." Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.

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
At any time, laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which requires significant revisions to the existing financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking and extended transition periods, but many of these changes could, in the future, materially impact the profitability of our business or the business of our Manager or Ellington, our access to financing or capital, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes new regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that we and our Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new requirements as well as to monitor compliance in the future.
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
Consumer loans are subject to delinquency and loss, which could have a negative impact on our financial results.
We are exposed to the performance of consumer loans both through the consumer loans that we own directly, and through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice, and we may not find a replacement agent on a timely basis, or at all, in order to protect our investment.
We have made and may in the future make investments in companies that we do not control.
Some of our investments in mortgage originators and other mortgage-related entities include debt instruments and/or equity securities of companies that we do not control. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of such company may take risks or otherwise act in a manner that does not serve our interests. The entities in which we invest could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, or face other obstacles that could adversely affect the business and results of operations of any such entity. If any of the foregoing were to occur, our investments in these operating entities could be lost in their entirety and our financial condition, results of operations and cash flow could suffer as a result.
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
As of December 31, 2015 the Manager Group owned approximately 10.5% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement, which was most recently amended and restated effective November 3, 2015, has a current term that expires on December 31, 2016, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
If our Manager ceases to be our Manager, including upon non-renewal of our management agreement which has a current term that expires on December 31, 2016, or if one or more of our Manager's key personnel ceases to provide services to us, it could constitute an event of default or early termination event under many of our reverse repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders may be materially adversely affected.
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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions or other regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	general market and economic conditions;

•	our operating performance and the performance of other similar companies; and

•	changes in accounting principles.
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
Our operating agreement, subject to certain exceptions, contains restrictions on the amount of our shares that a person may own and may prohibit certain entities from owning our shares. We have one subsidiary that we intend to cause to elect to be treated as a REIT for its 2015 taxable year, and we may acquire or form other entities that will elect to be REITs. Accordingly, in order to ensure that we or our REIT subsidiaries are able to satisfy the REIT ownership requirements, our operating agreement provides that (subject to certain exceptions described below) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of our outstanding shares.
Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of our shares that will or may violate any of the foregoing restrictions on transferability and ownership, or who is the intended transferee of our common shares which are transferred to the trust (as described below), will be required to give written notice immediately to us, or in the case of proposed or attempted transactions will be required to give at least 15 days written notice to us, and provide us with such other information as we may request in order to determine the effect of such transfer, including, without limitation, the effect on the qualification as a REIT of our REIT subsidiary and any potential REIT subsidiary we acquire or form in the future.
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
Any taxes paid by our corporate subsidiaries will reduce the cash available for distribution to our shareholders.
We currently own several domestic and foreign subsidiaries that are treated as corporations for U.S. tax purposes. In the future, we may acquire ownership of other domestic and foreign corporate subsidiaries. Our domestic taxable corporate subsidiaries will be subject to U.S. federal, state, and local income tax on their taxable income. We anticipate that our foreign corporate subsidiaries will generally conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax on their net income. There can be no assurance, however, that our foreign corporate subsidiaries will not pursue investments or engage in, or be deemed by the IRS to be engaged in, activities that may cause them to be engaged in a U.S. trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to U.S. federal income tax. While our foreign corporate subsidiaries are generally not expected to be subject to U.S. federal income tax on their net income, such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries. Even if the intended U.S. federal income tax treatment of our foreign corporate subsidiaries is respected, those entities may be subject to income, franchise or other taxes in the jurisdictions and/or the states in which they are organized or operate. Any taxes paid by our corporate subsidiaries will reduce the cash available for distribution to our shareholders.
If our REIT subsidiary fails to comply with the REIT requirements, it could be subject to tax.
We have a subsidiary that we intend to cause to elect to be treated as a REIT under the Code for its 2015 taxable year, and we may acquire ownership of other REIT subsidiaries in the future. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that our REIT subsidiary will be able to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause this subsidiary to be subject to U.S. federal income tax on its taxable income at regular corporate rates (and any applicable state and local taxes). Even if our REIT subsidiary qualifies as a REIT for U.S. federal income tax purposes, it may be subject to income, franchise or other taxes in the jurisdictions and/or the states in which it is organized or operates. For example, if it forms a TRS, the income generated by that subsidiary will be subject to U.S. federal, state, and local income tax. Any taxes paid by our REIT subsidiary will reduce the cash available for distribution to our shareholders.
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
While it is expected that our method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our common shares, there can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to such non-U.S. holders. Moreover, in the case of dividends paid to us by our REIT subsidiary or by other REITs in which we invest, to the extent that such dividends are attributable to gains from the sale of U.S. real property interests, such dividends will generally be treated as effectively connected income with respect to non-U.S. holders of our common shares, as will gain from our sale of stock of a REIT that has significant investments in U.S. real property. To the extent that our income is treated as effectively connected income, non-U.S. holders generally would be required to (i) file a U.S. federal income tax return for such year reporting their allocable portion, if any, of our income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at regular U.S. tax rates on any such income. Additionally, we would be required to withhold tax at the highest applicable tax rate on a non-U.S. holder's allocable share of our effectively connected income. Non-U.S. holders that are corporations also would be required to pay branch profits tax at a 30% rate (or such lower rate provided by an applicable treaty). To the extent our income is treated as effectively connected income, it may also be treated as non-qualifying income for purposes of the qualifying income exception.
If the IRS challenges certain aspects of our Operating Partnership structure, the taxable income allocated to the holders of our common shares could be adjusted (possibly retroactively) and our ability to provide tax information on a timely basis could be negatively affected.
Since January 1, 2013, we have held all of our assets and conducted all of our operations through our Operating Partnership. Although we have made an election to adjust the basis in our assets upon a transfer of our shares under Section 754 of the Code, our Operating Partnership did not make and does not intend to make a Section 754 election. As a result of our Section 754 election, each holder that purchases our shares will have an initial tax basis in our assets (i.e., the membership interests in our Operating Partnership, or "OP Units") that reflects such holder's purchase price. Because our Operating Partnership did not make and will not make a Section 754 election, we believe that our Operating Partnership will not be required to make corresponding tax basis adjustments with respect to its assets. It is possible that the IRS might challenge this position, and if such challenge were upheld, any holder who purchased our shares when our diluted book value per share exceeded the holder's per share purchase price would be allocated additional income (and/or a lesser amount of loss) in an amount per share approximately equal to such excess, ignoring any offsetting allocations of operating loss and assuming that our diluted book value per share at the end of the taxable year was equal to or greater than the diluted book value per share at the time of purchase. No complete assurance can be provided that the IRS will not successfully assert that the tax basis of the assets held by our Operating Partnership must be adjusted upon a purchase of our shares.
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
Our Operating Partnership is required to identify any securities that are not held in connection with the trade or business of trading securities on the day such positions are acquired. If our Operating Partnership fails to properly identify a security that is not held in connection with such trade or business, the IRS may require the Operating Partnership to recognize "mark-to-market" gains on such securities as ordinary income at the end of each taxable year, but defer recognition of any "mark-to-market" losses, to the extent they exceed gains previously recognized with respect to such security, until the security is sold. In addition, we have taken the position that our Operating Partnership's mark-to-market gain or loss in its securities held as a trader, and any gain or loss on the actual disposition of such securities, should be treated as ordinary income or loss. However, because the law is unclear as to the treatment of assets that are held for investment, and the determination of which assets are held for investment, the IRS could take the position that the mark-to-market gain or loss attributable to certain of our Operating Partnership's assets should be treated as capital gain or loss and not as ordinary gain or loss. In that case, we will not be able to offset our non-cash ordinary income with capital losses from such assets, which could increase the amount of our non-cash taxable income recognized by us and allocated to the holders of our shares. The tax on such taxable income allocated to you may be in excess of our cash distributions to you.

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
To be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of "qualifying income." Interest income will not be qualifying income for the qualifying income exception if it is derived from "the conduct of a financial or insurance business." This requirement limits our ability to invest directly in mortgage originators, originate loans directly, acquire loans originated by our Manager and its affiliates, or acquire loans originated by any corporate or REIT subsidiary. These rules will also limit our ability to modify distressed debt instruments. We also intend to operate so as to avoid generating a significant amount of income that is treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders. In order to comply with these requirements, we (or our subsidiaries) may be required to invest through our foreign or taxable domestic corporate subsidiaries or forego attractive business opportunities, and we have made certain investments through our taxable domestic, REIT and foreign corporate subsidiaries in order to comply with these requirements. Thus, compliance with these requirements may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
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
New IRS audit procedures could subject holders of our common shares to bear the costs of audit adjustments relating to previous tax years.
For taxable years beginning after December 31, 2017, new IRS audit procedures will apply to partnerships. These new partnership audit procedures will require partnerships to pay tax (including interest and penalties) on any adjustments to taxable income made as a result of an IRS audit. The amount of tax paid by the partnership will be determined without the benefit of partner level tax items that could otherwise reduce tax due on any adjustment. A partnership may elect to pass through that tax to the partners of the partnership for the year in which the assessment is made. If we are audited, the tax attributable to the assessment will be paid by us (and indirectly borne by you) or passed-through to you and paid directly by you. As a result, you could bear the cost of an audit adjustment relating to a previous tax year, including a tax year prior to when you acquired our common shares.
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
Item 3. Legal Proceedings
Neither we nor our Manager are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of this Annual Report on Form 10-K for the year ended December 31, 2015. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any such inquiries or requests. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.
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
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EFC" since October 8, 2010. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by the NYSE:

	Common Stock Sales Price
	High	Low
2015:
First Quarter	$21.65	$19.72
Second Quarter	$20.60	$18.20
Third Quarter	$18.99	$17.00
Fourth Quarter	$18.73	$16.24

2014:
First Quarter	$24.92	$22.73
Second Quarter	$24.95	$22.62
Third Quarter	$25.58	$22.15
Fourth Quarter	$23.00	$19.46
The closing price for our common shares, as reported by the NYSE on March 4, 2016, was $17.22.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 4, 2016, we had an aggregate of 116 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
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

The following table sets forth the dividends per share we have paid, or will pay with respect to the dividends declared for the fourth quarter of 2015, to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2015:
First Quarter	$0.65	June 1, 2015	June 15, 2015
Second Quarter	$0.65	September 1, 2015	September 15, 2015
Third Quarter	$0.50	December 1, 2015	December 15, 2015
Fourth Quarter	$0.50	March 1, 2016	March 15, 2016
For the year ended December 31, 2014:
First Quarter	$0.77	May 30, 2014	June 16, 2014
Second Quarter	$0.77	August 29, 2014	September 15, 2014
Third Quarter	$0.77	December 1, 2014	December 15, 2014
Fourth Quarter	$0.65	February 27, 2015	March 16, 2015
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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015 with respect to compensation plans under which equity securities of our Company are authorized for issuance. We have no such plans that were not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	449,938	(1)	N/A	1,329,473	(2)

(1)
Represents outstanding LTIP Units, which are a separate non-voting class of limited liability company interests structured as profits interests. The LTIP Units, subject to certain forfeiture provisions, may be converted, at the election of the holder, into our Common Shares on a one-for-one basis. Of the 449,938 LTIP Units outstanding as of December 31, 2015, 74,938 were issued pursuant to our 2007 Incentive Plan for Individuals, and 375,000 were issued pursuant to our 2007 Incentive Plan for Entities.

(2)
As of December 31, 2015, a combined total of 1,329,473 Common Shares and LTIP Units remain available for issuance under the incentive plans. In each calendar year, the maximum limit on the number of Common Shares and LTIP Units issuable under both incentive plans increases by an amount equal to 6% of the difference, if any (but not less than zero) between (i) the number of Common Shares that are outstanding as of the last day of such calendar year and (ii) the number of Common Shares that are outstanding as of the last day of the immediately preceding calendar year (excluding any securities issued under the plans). The individual incentive plan requires that of the number of Common Shares and LTIP Units available for awards under both plans, 62,500 Common Shares be reserved for awards to be made to our independent directors. In no event will the aggregate number of Common Shares and LTIP Units issued pursuant to both incentive plans exceed 10,000,000. In the event that an award expires, or is forfeited, canceled or otherwise terminates without the issuance of Common Shares, such Common Shares subject to such award will again be available for subsequent awards, except as prohibited by law. In addition, Common Shares that we withhold in satisfaction of the holder's obligation to remit an exercise price or withholding taxes will be available for future awards.

Unregistered Sales of Equity Securities
Pursuant to our 2007 Individual Long-Term Incentive Plan, on December 15, 2015, we granted 15,146 LTIP units to our partially dedicated employees. The LTIP units are subject to forfeiture restrictions that will lapse with respect to 7,822 of the LTIP units on December 15, 2016, 689 of the LTIP units on December 31, 2016, 5,949 of the LTIP units on December 15, 2017, and 686 of the LTIP units on December 31, 2017. Once vested, the LTIP units may be converted at the election of the holder into common shares representing limited liability interests of our company on a one-for-one basis. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	—	1,665,493
November 1, 2015 - November 30, 2015	59,893	17.93	59,893	1,605,600
December 1, 2015 - December 31, 2015	231,213	17.05	231,213	1,374,387
Total	291,106	$17.23	291,106	1,374,387
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
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the "FTSE NAREIT MREIT"). The comparison is for the period from December 31, 2010 to December 31, 2015, and assumes in each case, a $100 investment on December 31, 2010 and the reinvestment of dividends.

The actual cumulative total returns shown on the graph above are as follows:

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Ellington Financial LLC	$100.00	$86.96	$127.83	$150.98	$151.21	144.31
S&P 500	$100.00	$102.10	$118.44	$156.78	$178.22	180.67
FTSE NAREIT MREIT	$100.00	$97.51	$117.04	$114.57	$135.02	123.15
The performance information above has been obtained from sources believed to be reliable, but neither its accuracy or completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 2015, 2014, 2013, 2012, and 2011, and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The consolidated financial information presented below as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013, has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2013, 2012, and 2011, and for the years ended December 31, 2012 and 2011, was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.
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

Condensed Statement of Operations

	Year Ended December 31,
	2015	2014(1)	2013(1)	2012	2011
(In thousands except per share amounts)
Investment Income:
Interest income	$101,783	$93,533	$85,740	$63,857	$63,540
Other income	2,813	318	—	—	—
Total investment income	104,596	93,851	85,740	63,857	63,540
Expenses:
Base management fee	11,493	10,751	9,115	6,835	5,744
Incentive fee	—	1,400	8,366	19,145	612
Interest expense	12,112	9,927	11,025	7,799	6,647
Other investment related expenses	5,612	4,689	496	—	—
Other operating expense	9,203	8,333	7,083	5,891	5,842
Total expenses	38,420	35,100	36,085	39,670	18,845
Net Investment Income	66,176	58,751	49,655	24,187	44,695
Net Realized and Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation:
Net realized and change in net unrealized gain (loss) on investments	(22,485)	23,117	37,666	94,339	(28,797)
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(5,598)	(21,899)	(7,959)	(21,380)	(5,571)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	5,115	2,416	(38)	—	—
Net foreign currency gain (loss)	(4,779)	(2,436)	38	—	—
Net Realized and Change in Net Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation	(27,747)	1,198	29,707	72,959	(34,368)
Net Increase in Equity Resulting from Operations	38,429	59,949	79,362	97,146	10,327
Less: Net Increase in Equity Resulting From Operations Attributable to Non-controlling Interests	340	782	838	—	—
Net Increase in Shareholders' Equity Resulting from Operations	$38,089	$59,167	$78,524	$97,146	$10,327
Net Increase in Shareholders' Equity Resulting from Operations per share	$1.13	$2.09	$3.28	$5.31	$0.61
Dividends per common share(2)	$2.30	$2.96	$3.08	$3.62	$1.60
Dividends(2)	$78,173	$88,538	$80,198	$72,615	$26,991

(1)	Conformed to current period presentation.

(2)
Dividends are declared and paid on a quarterly basis in arrears. For example, dividends for the fiscal year ended December 31, 2015 include the dividend declared on February 9, 2016 for the fourth quarter of 2015. In the case of the year ended December 31, 2012, dividend amounts also include a special dividend declared for the 2012 fiscal year.

Condensed Consolidated Statement of Assets, Liabilities, and Equity

	As of December 31,
	2015	2014	2013	2012	2011
(In thousands except per share amounts)
Cash and cash equivalents	$183,909	$114,140	$183,489	$59,084	$62,737
Restricted cash	4,857	—	—	—	—
Investments at fair value	1,661,118	2,172,082	1,730,130	1,375,116	1,212,483
Financial derivatives–assets, at fair value	162,905	80,029	59,664	48,504	102,871
Repurchase agreements	105,700	172,001	27,962	13,650	15,750
Receivable for securities sold	705,748	1,237,592	883,005	626,919	533,708
Due from brokers	141,605	146,965	82,571	22,744	34,163
Other assets	25,713	22,546	8,377	6,098	6,343
Total assets	2,991,555	3,945,355	2,975,198	2,152,115	1,968,055
Investments sold short at fair value	728,747	1,291,370	845,614	622,301	462,394
Financial derivatives–liabilities, at fair value	60,472	66,116	44,791	15,212	27,040
Reverse repurchase agreements	1,174,189	1,669,433	1,236,166	905,718	896,210
Payable for securities purchased	165,365	98,747	193,047	57,333	127,517
Due to brokers	114,797	22,224	19,762	30,954	79,735
Other liabilities	9,033	8,921	9,769	14,242	4,243
Total liabilities	2,252,603	3,156,811	2,349,149	1,645,760	1,597,139
Equity	738,952	788,544	626,049	506,355	370,916
Less: Non-controlling interests	6,903	6,389	5,648	—	—
Shareholders' Equity	$732,049	$782,155	$620,401	$506,355	$370,916
Shareholders' equity per common share	$22.10	$23.38	$24.40	$24.86	$22.55
Shareholders' equity per common share, diluted	$21.80	$23.09	$23.99	$24.38	$22.03
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We are a specialty finance company that primarily acquires and manages mortgage-related assets, including residential mortgage-backed securities, or "RMBS," residential mortgage loans, commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt, real property, and mortgage-related derivatives. We also invest in corporate debt and equity securities, collateralized loan obligations, or "CLOs," consumer loans and asset-backed securities, or "ABS," backed by consumer and commercial assets, non-mortgage-related derivatives, and other financial assets, including private debt and equity investments in mortgage-related entities. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 21-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, or the "Operating Partnership." As of December 31, 2015, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through December 31, 2015, our Credit strategy (which in prior periods we referred to as our non-Agency strategy) has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. However, while we believe opportunities in U.S. non-Agency MBS remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; consumer loans and ABS backed by consumer loans; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and distressed corporate debt. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our Credit portfolio. We believe that Ellington's proprietary research and analytics allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2015, we financed our asset purchases almost exclusively through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings and we expect to continue to obtain the vast majority of our financing through the use of reverse repos.
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
As of December 31, 2015, outstanding borrowings under reverse repos were $1.2 billion and our debt-to-equity ratio was 1.59 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of December 31, 2015, approximately 79.5%, or $933.3 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, CLOs, consumer loans, and corporate debt.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of December 31, 2015, our diluted book value per share was $21.80 as compared to $23.09 as of December 31, 2014. On a diluted basis, the Company's total return for the year ended December 31, 2015 was 5.20%. Additionally our diluted net-asset-value-based total return was 162.06% from our inception (August 17, 2007) through December 31, 2015, and our annualized inception-to-date diluted net-asset-value-based total return was 12.19% as of December 31, 2015.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In December 2015, the U.S. Federal Reserve, or "Federal Reserve," raised the target range for the federal funds rate by 0.25%, but maintained its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Global Macroeconomic Events—Continued declines in prices for oil and other commodities, driven by slowing demand from China and other emerging markets, has continued to strain companies and economies focused on energy, basic materials, and manufacturing. Lower oil prices and higher exchange rate volatility raised the prospects of an emerging markets-led global recession;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices showed modest year-to-date home price appreciation through December; meanwhile the Freddie Mac survey 30-year mortgage rate ended 2015 at 4.01%, rising from 3.87% at the beginning of the year;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—The year ended December 31, 2015 was marked by significant market volatility. In the latter part of the year, uncertainty around the health of the Chinese economy and the decline in commodity prices fueled fears of slower global growth and led to a broad sell-off in global equity markets, and a significant widening in global credit spreads. Yield spreads widened for most sectors of the fixed-income market, including Agency RMBS. Non-Agency RMBS was also impacted by widening credit spreads, but not as much as other credit-sensitive fixed-income sectors. At the same time, relative stability in the U.S. economy fueled speculation of rising interest rates. The combination of concerns over global growth and the relative strength of the U.S. economy led to a high level of interest rate volatility, with interest rates fluctuating meaningfully over the course of the year. The performance of the interest rate hedging side of our portfolio was weakened by high levels of interest rate volatility and sharply narrower interest rate swap spreads. Our credit hedges and synthetic credit trading strategies partially offset some of the negative impact of widening credit spreads, and we also benefited from the fact that many of the asset classes that we have been adding as part of our ongoing portfolio realignment are less sensitive to interest rate movements and global macroeconomic events.

Federal Reserve and U.S. Monetary Policy
On December 16, 2015, in a widely anticipated statement, the Federal Open Market Committee, or "FOMC," announced that it would raise the target range for the federal funds rate by 0.25%, to 0.25%–0.50%. This announcement ended a seven year period of near-zero interest rates following the 2008 financial crisis. In its December statement following the meeting, the FOMC cited improving labor market conditions and expanding economic activity as reasons for the increase. The FOMC also indicated that, based on its assessment of labor market conditions, inflationary pressures and expectations, and other factors, it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate, and that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. The FOMC also noted that it expects that, with gradual adjustments in the stance on monetary policy, economic activity will continue to expand at a moderate pace.
Market reaction to the rate hike was subdued, as a string of strong payroll reports and signals from the Federal Reserve had led market participants to expect a December rate hike. In 2015, implied volatility in interest rates, credit, and equities peaked shortly before the FOMC's December 16, 2015 announcement. This indicated that financial markets had been braced for some volatility, which subsided after the FOMC announcement, suggesting that the Federal Reserve succeeded at preparing markets for the rate hike. Following the announcement, markets were focused on the timeline of the Federal Reserve's tapering of its reinvestment of principal payments from its U.S Treasury security and Agency RMBS holdings, and on the likelihood of future rate hikes, currently anticipating one further interest rate hike in 2016, if any.
Over the course of the year, the 10-year U.S. Treasury yield rose by 10 basis points, from 2.17% as of December 31, 2014 to 2.27% as of December 31, 2015. We believe that there remains substantial risk that interest rates will increase, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and Credit portfolios using a variety of tools, including forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $25 billion, thus providing significant market support.
Global Macroeconomic Events
Throughout 2015, global financial markets experienced a heightened level of volatility. While global financial markets in the fourth quarter were less volatile than they had been in the third quarter, emerging markets continued to weaken over concerns regarding slowing Chinese growth and Chinese currency devaluation. On October 19, 2015, China reported that its economy grew 6.9% in the third quarter, the lowest level since 2009. Slowing Chinese growth resulted in lower demand for raw materials, negatively impacting commodity prices in the fourth quarter. At the same time, countries reliant on commodities exports increased output to maintain government revenues, creating a supply glut. Lower commodity prices may create fiscal issues for these countries and possibly raise long-term geopolitical risks. In addition, while the Federal Reserve tightened its monetary policy in the fourth quarter, foreign central banks eased their monetary policies. On October 23, 2015, the People's Bank of China lowered benchmark interest rates for the sixth time since November 2014, and lowered the bank reserve requirement ratio by 50 basis points. Similarly, on December 3, 2015, the European Central Bank announced that it would cut its bank deposit rate, and that it would extend its current €60 billion a month quantitative easing program for another six months, to at least March 2017. Following the end of the fourth quarter, volatility increased in global financial markets.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its December 2015 and November 2015 National Foreclosure Reports:

	As of
Number of Units (In thousands)	December 2015	December 2014
Seriously Delinquent Mortgages(1)	1,206	1,574
Foreclosure Inventory	433	568
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	December 2015	December 2014
Single-family(1)	754	700
Multi-family(1)	364	340
(1) Shown in thousands of units.
Source: U.S. Census Bureau
As of December 2015, average single-family housing starts during the trailing three months rose 7.8% as compared to December 2014, while multi-family housing starts increased by approximately 6.9% during the same period. Overall, privately-owned housing starts in December 2015 came in at a seasonally adjusted annual rate of 1,143,000 units, 5.8% higher than the December 2014 rate of 1,080,000 units.
Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for December 2015 showed that, on average, home prices had increased from December 2014 by 5.7% for its 20-City Composite and by 5.1% for its 10-City Composite. Home price appreciation has been relatively modest in 2014 and 2015, following strong appreciation in 2013. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their February 2005 and March 2005 levels for the 10- and 20-City Composites, respectively. Finally, as indicated in the table above, as of December 2015, the national inventory of foreclosed homes fell to 433,000 units, a 23.8% decline when compared to December 2014; this represented the fiftieth consecutive month with a year-over-year decline and the lowest level since November 2007. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
The Freddie Mac survey 30-year mortgage rate ended 2015 at 4.01%, a 14-basis point increase from the beginning of the year. While the Refinance Index published by the Mortgage Bankers Association, or "MBA," ended 2015 essentially flat from where it began the year, it spiked 24% week over week for the week ended October 2, 2015 on account of the impending mortgage disclosure rule change known as the "TRID rule" (see below, "GSE/Government Agency Developments"). The spike was only temporary, as the following week the MBA's Refinance Index reverted back close to its previous level. Similarly, the MBA's Market Composite Index, a measure of mortgage application volume, also ended 2015 at essentially the same level from where it began the year, and experienced a comparable temporary jump on October 2, 2015.

While refinancing activity overall has been relatively slow in recent periods as compared to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past two years, with a 27.5% increase from September 2013 through December 2015. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

MBA Refinance Index (Application Volume)
Average Refinance Application Loan Size ($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift declines in mortgage rates in October 2014, January 2015, March 2015, and the summer of 2015, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.
Moreover, while overall mortgage credit availability continues to increase from the depressed levels that followed the financial crisis, credit availability for higher loan size borrowers has been particularly improving recently. In the past two years, a number of the largest lenders, including Bank of America, JP Morgan, Wells Fargo, and PNC Bank, have noticeably loosened lending standards for jumbo mortgage loans typically sought by more affluent borrowers, including lowering minimum FICO requirements and raising maximum loan-to-value, or "LTV," ratios. Affluent borrowers have also generally experienced greater improvements in their creditworthiness, thanks to rising asset prices and a strong rebound in high-end home prices, especially in wealthier cities such as New York and San Francisco. Jumbo mortgage loans have been a rare bright spot for the non-Agency mortgage origination sector in recent years, and for good reason given the excellent credit performance of jumbo mortgage loans originated since the financial crisis. Many banks are also competing more vigorously for affluent customers, in an effort to cross-sell other financial products such as investment and brokerage services. This competition has resulted in a narrowing of the spread between jumbo mortgage rates and conforming mortgage rates, further increasing the relative refinancing incentive for jumbo mortgage loans.
In addition, since the financial crisis, financial reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or "Dodd-Frank Act," and qualified mortgage, or "QM" mortgage guidelines, have dramatically increased the costs of underwriting, especially for niche products such as second lien and adjustable rate mortgages. Banks have reduced their footprint in the mortgage lending space as the scars of the financial crisis and higher capital requirements have increased the costs of doing business. More recently, market share has been gravitating to non-bank lenders, which do not face the same regulatory capital requirements as banks for servicing mortgages, and which possess superior technology to better assist borrowers in making more efficient refinancing decisions.
One of these companies, Quicken Loans Inc., or "Quicken," has become a leader in efficient mortgage origination in recent years. As shown in the figure below, prepayment speeds on Quicken loans are among the fastest in the industry. As improved technology spreads throughout the lending industry, we believe that the lending industry will change in a number of important ways. First, more efficient mortgage origination should mean that some cost savings will be passed on to borrowers. Smaller balance loans, which are disproportionately used by lower income borrowers, should benefit the most from a reduction in the fixed components of origination costs. Second, borrowers should start to prepay more efficiently, as demonstrated by the higher prepay speeds of mortgage loans serviced by Quicken, which reportedly uses proprietary algorithms to target borrowers who are more likely to refinance, and is particularly quick at contacting borrowers about refinancing incentives when mortgage rates drop enough to make refinancing potentially attractive. A technology-driven, broad-based increase in prepayment efficiency may put pressure on MBS prices and/or reduce the excess spread enjoyed by MBS investors. In the figure below, we show the 3-month constant prepayment rate, or "CPR," for Freddie Mac 30-year fixed rate mortgages with original loan balances between $200,000 and $400,000, loan ages between 12 and 47 months, and with interest rates that are 50–100 basis points above then current market rates.

Prepayment Speeds of Bank vs Non-Bank Servicers
(Seasoned In-the-Money Freddie Mac Loans)
3-Month CPR
50
45
40
35
30
25
20
15
10
5
0
Aug-13
Nov-13
Feb-14
May-14
Aug-14
Nov-14
Feb-15
May-15
Aug-15
Nov-15
Bank
Non-Bank
Quicken

On March 4, 2016, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in February 2016, the U.S. unemployment rate was 4.9%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS also reported that non-farm payrolls rose by 242,000 in February 2016. Non-farm payrolls rose by 2.74 million jobs for all of 2015, which, combined with 2014, marked the highest two-year streak of job gains since the late 1990s. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation are generally supportive of the housing market. While the housing market is also currently supported by low mortgage rates, it faces a number of potential headwinds. These include high interest rate volatility, the constraining effects of still-tight credit standards on both housing starts and new loan originations, and the uneven pace of the recovery of the U.S. economy.
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
On October 3, 2015, the TILA-RESPA Integrated Disclosure, or "TRID," rule, issued by the Consumer Financial Protection Bureau went into effect for most residential real estate transactions. The TRID rule was developed at the direction of the Dodd-Frank Act. It integrates several mortgage loan disclosures into two new forms, a Loan Estimate form and a Closing Disclosure form, in an attempt to simplify the mortgage application process and to help borrowers better understand their mortgage terms.
On October 7, 2015, at the direction of the FHFA, Fannie Mae and Freddie Mac released their selling representation and warranty framework for origination defects and remedies, or the "remedies framework," in an effort to clarify rules relating to mortgage repurchases and to enable lenders to manage risk more effectively. The remedies framework gives more clarity to lenders on their rights and responsibilities when selling or securitizing loans to or with the GSEs, specifically in regards to identifying and correcting origination defects, as well as repurchase alternatives. The framework applies to whole loans purchased and mortgage loans delivered into mortgage-backed securities on or after January 1, 2016.
On December 17, 2015, the FHFA released its 2016 Scorecard for Fannie Mae, Freddie Mac, and Common Securitization Solutions, or the "2016 Scorecard." The 2016 Scorecard built on the strategic objectives and priorities outlined in the FHFA's 2014 and 2015 scorecards. It highlighted a number of important goals, including changing the appraisal framework to use third party sources for property valuation in order to reduce representation and warranty risks, as well as implementing a refinancing program aimed at high LTV borrowers in January 2017 to replace the Home Affordable Refinance Program, which expires in December 2016. In addition, the 2016 Scorecard called for full implementation of the CSP by 2018. The CSP is to be utilized by both Fannie Mae and Freddie Mac to improve the liquidity of GSE securities and housing markets more broadly.
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
Portfolio Overview and Outlook
General Market Overview
For the fixed income markets, 2015 was characterized by high levels of interest rate volatility and, especially during the latter part of the year, widening credit spreads in the face of concerns over the health of the Chinese economy and the steep decline in commodity prices. Despite these concerns, the U.S. economy appeared strong enough for the Federal Reserve to begin tightening monetary policy, and it actually did so in December. For the first time since June 2006, the Federal Reserve raised its target interest rate by 0.25%. While this increase was both modest in size and widely expected, the actual implementation was significant in that it made official the Federal Reserve's view that the U.S. economy was on solid footing, and represented a reversal in course from previous monetary easing policy actions. Anticipation of an increase in the target interest rate put upward pressure on interest rates, especially shorter-term rates, during the latter part of 2015. While there was also upward pressure on longer-term interest rates, this upward pressure was somewhat muted by global market concerns and the increase in demand for safe haven securities. The 10-year U.S. Treasury yield ended the year at 2.27% as compared to 2.17% at the end of the 2014, an increase of 10 basis points, and the 2-year U.S. Treasury yield increased 39 basis points over the course of the year, from 0.66% to 1.05%. During 2015, the 2-year swap rate increased 28 basis points while the 10-year swap rate actually decreased 10 basis points. The 10-year interest rate swap spread to U.S. Treasury securities became negative during the second half of 2015, the first time this spread had become negative since 2010. The average rate for a fixed rate 30-year conventional mortgage also increased over 2015, rising to 4.01% as of December 31, 2015 from 3.87% as of December 31, 2014.

Credit
As of December 31, 2015, the value of our long Credit portfolio was $600.5 million, as compared to $880.4 million as of December 31, 2014, representing a decrease of approximately 31.8%. The decline over the course of the year in the size of our Credit portfolio was primarily related to sales of our non-Agency RMBS, with proceeds primarily redeployed into several of our other Credit asset classes, where we utilize less leverage. During the latter part of the year and in light of continuing market volatility, proceeds received from net sales of non-Agency RMBS and certain other Credit assets, such as CLOs and CMBS, were also used to increase our cash position, in order for us to be more defensively positioned.
Yield spreads on non-Agency RMBS were generally not immune to the broader market widening that occurred over the course of 2015, although this sector was somewhat less impacted than other credit sectors. A stable housing market continues to support the non-Agency RMBS sector, while on the technical side the sector continues to be supported by the absence of a robust new issue market (in contrast with the CMBS sector, where new issue supply has been heavy). Over the course of the year, we steadily sold down our legacy non-Agency RMBS, primarily in order to redeploy the net proceeds to our other targeted Credit assets, and more recently in order to increase our cash holdings. While our non-Agency RMBS portfolio currently represents a much smaller portion of our total Credit portfolio than it ever has, it continues to be a core segment of our overall portfolio. We intend to continue to opportunistically increase and decrease the size of this portfolio as market conditions vary. As of December 31, 2015, our investments in U.S. non-Agency RMBS totaled $217.8 million as compared to $530.3 million as of December 31, 2014.
During 2015, volatile conditions in global financial markets and heavy CMBS new issuance put substantial widening pressure on CMBS yield spreads. For the year ended December 31, 2015, CMBS new issuance totaled $61.5 billion, an 8% increase year over year. The credit curve steepened, meaning lower rated securities generally experienced greater widening than higher rated securities, as liquidity premiums increased and investor appetite for risk diminished. As of December 31, 2015, our CMBS bond portfolio was comprised entirely of new issue "B-pieces" that we purchased at original issuance. B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is generally available in the secondary market, and to better target the collateral profiles and structures we prefer. As new issue B-piece yields generally tightened during 2015, we reduced our acquisition pace and we took advantage of several favorable selling opportunities. Our CMBS strategy generated meaningful positive income for the year. As of December 31, 2015, our investment in U.S. CMBS was $26.3 million, as compared to $40.5 million as of December 31, 2014.
As of December 31, 2015, our portfolio of small balance commercial mortgage loans included 25 loans and two real estate owned, or "REO," properties with an aggregate value of $74.8 million. As of December 31, 2014, our portfolio of small balance commercial mortgage loans included 15 loans and one REO with an aggregate value of $30.4 million. Over the course of 2015, we have seen continued strong transaction flow within this asset class. The number and aggregate value of loans held, as well as the income generated by our loans, may fluctuate significantly from period to period, especially as loans are resolved or sold. Our distressed small balance commercial mortgage loan portfolio performed well during the year ended December 31, 2015.
During most of 2015, European MBS/ABS and CLOs were marked by a general ongoing lack of both activity and liquidity. When the European Central Bank, or "ECB," did not loosen monetary policy to the extent that the market participants expected in the fourth quarter, inactivity in these sectors continued, as sellers did not wish to realize losses and buyers sought better pricing. While asset prices generally declined over the course of the year, our European CMBS and CLO portfolios benefited from the fact that some of our holdings were called at par, generating net gains. In June we purchased, in securitized format, a portfolio of non-performing Spanish residential and commercial mortgage loans and REO. This transaction represents our second Spanish non-performing loan, or "NPL," investment, including the consumer NPL package that we purchased during the summer of 2014. During the fourth quarter we did not acquire any new packages of Spanish NPLs; nevertheless we continue to believe that the Spanish and Portuguese NPL markets will present additional attractive opportunities, and we are actively pursuing opportunities in these areas. Overall, net of hedges, including currency hedges, our European non-dollar denominated portfolio generated positive income for the year. As of December 31, 2015, our investments in European non-dollar denominated assets totaled $72.5 million, as compared to $64.6 million as of December 31, 2014. As of December 31, 2015 our total holdings of European non-dollar denominated assets included $37.2 million in RMBS, $7.8 million in CMBS, $24.4 million in CLOs, $2.9 million in ABS, and $0.2 million in distressed corporate debt. As of December 31, 2014 our total holdings of European non-dollar denominated assets included $28.8 million in RMBS, $12.8 million in CMBS, $19.1 million in CLOs, and $3.9 million in ABS. These assets include securities denominated in British pounds as well as in euros.
During 2015, the effect of market volatility on U.S. CLOs weighed heavily on more recently issued CLOs. While prices of legacy CLOs were also impacted—albeit to a much lesser extent—we believe that their risk/reward profile has greatly improved as the underlying securitizations have continued to de-leverage. Meanwhile, more recently issued CLOs continued to be adversely impacted by aggressive selling by large banks in advance of quarter end, as they contended with the balance sheet limitations imposed by the "Volker Rule." Within our U.S. CLO portfolio, we have focused on the legacy sector, where we have found opportunities in both mezzanine and equity tranches. We have previously avoided more recently issued CLOs since we believed that they did not provide attractive risk-adjusted returns, particularly given that the underlying loans were generally originated with relaxed underwriting standards, or "covenant light" features. While we believe that more recently issued CLOs may fall much further in price, we also believe that this could present a promising buying opportunity over the near to medium term. Our total U.S. CLO portfolio declined to $21.6 million as of December 31, 2015, from $102.9 million as of December 31, 2014. We pared back some of our positions while certain of our CLO equity positions were optionally redeemed. Since we owned these CLO equity positions at a discount to net asset value, they benefited from the optional redemptions. Inclusive of credit hedges, our U.S. CLO portfolio generated positive income for the year.
We remain active in non-performing and sub-performing U.S. residential mortgage loans, or "residential NPLs." Year over year, the sales volume of widely distributed offerings of residential NPLs increased roughly 20% to approximately $25.4 billion, with a significant portion of the volume coming from the U.S. Department of Housing and Urban Development, or "HUD," the GSEs, and large banks. While sales volume from HUD has decreased, sales volume from the GSEs, each now a "program seller," has more than offset the impact of diminished HUD activity. The market for large residential NPL pools remains highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the NPLs that they purchase; these buyers include several REITs, private equity firms, and large investment management firms. During 2015, we were net sellers of residential NPLs and REO, and, as a result, our portfolio decreased in size. Our residential NPL portfolio generated modest income during 2015, and our strategy continues to focus on smaller, less-competitive, mixed legacy pools sourced from motivated sellers. As of December 31, 2015, we held $17.0 million in residential NPLs and related foreclosure property as compared to $34.1 million as of December 31, 2014.
During 2015 under flow agreements with multiple originators, we significantly increased our consumer loan portfolio, which includes unsecured loans as well as auto loans. Our U.S. consumer loan and ABS portfolio performed well during 2015. We expect the contribution from our consumer loan portfolio to increase as the portfolio continues to ramp up in volume. In the fourth quarter of 2015 we renewed an existing flow agreement for unsecured consumer loans for an additional one-year term, and we continue to actively evaluate other consumer loan originators with whom we may enter into flow arrangements. We are financing most of our consumer loan portfolio with a large investment bank. As of December 31, 2015, our investments in U.S. consumer loans and ABS totaled $112.5 million, as compared to $20.4 million as of December 31, 2014.
The distressed debt market experienced a very weak year, resulting in the worst annual performance of distressed debt securities since 2008 and, prior to that, 1989. This weakness was not just confined to the oil and gas space. Rather, broad declines were experienced across sectors including metals, mining, retail and telecom. By the way of illustration, for the year ended December 31, 2015 the distressed sector of the Credit Suisse High Yield Index was down 43.45%, while the distressed sector of the Credit Suisse Leveraged Loan Index was down 41.01%. Given the weak backdrop, we have continued to focus on senior secured leverage loans, and we have opportunistically entered into short positions on energy related companies where we deemed it prudent. We have also kept our portfolio relatively small. Given the historic declines in distressed debt in 2015, we believe there could be attractive opportunities in this sector in the medium term. However, we remain cautious on the market at this time, and we intend to make purchases opportunistically as attractive entry points arise. During 2015, our distressed corporate debt portfolio, including credit hedges, generated a meaningful net loss. As of December 31, 2015, our net long holdings of distressed corporate debt, including related equity and the underlying value of loans acquired through total return swap contracts, totaled $55.7 million, as compared to $37.2 million as of December 31, 2014.
During 2015, we began purchasing non-QM loans under a flow agreement with a mortgage originator in which we hold an equity interest. In the latter part of the year, the pace of our purchases accelerated and we are hopeful that our investments in non-QM loans will grow meaningfully over the medium to longer term. As of December 31, 2015, our non-QM mortgage loans totaled $9.2 million. We also had outstanding commitments to purchase non-QM mortgage loans in the amount of $7.7 million as of December 31, 2015. In January 2016, we began financing our non-QM loans under a facility with a large investment bank. During the fourth quarter, we invested in a fourth mortgage originator; our investment is principally in the form of secured debt. We expect to continue to explore making investments in other mortgage originators where we see opportunities to enhance longer term enterprise values and/or to establish strategic relationships, including where we could gain access to desirable assets, such as through flow agreements.
Active portfolio trading of our more liquid assets remains a key element of our strategy. Our Credit bond portfolio turnover during the year ended December 31, 2015, as measured by sales, excluding principal paydowns, was approximately 88.4%.
Our credit hedges are primarily in the form of short positions on credit default swaps, or "CDS," on high-yield corporate bond indices, as well as tranches and options on these indices, and we opportunistically overlay these core hedges with certain relative value long/short positions involving the same or similar instruments. Over the course of the year, we had net losses on our core credit hedges. However, our relative value long/short overlay positions generated net gains, more than offsetting these losses. We had net losses on our interest rate hedges, as interest rates fluctuated significantly over the course of the year. Our interest rate hedges are principally in the form of interest rate swaps and, to a lesser extent, Eurodollar and U.S. Treasury futures. Our foreign currency hedges offset the impact of foreign currency related transaction and translation losses from our holdings denominated in euros and British pounds. We believe that the credit markets remain vulnerable to potential additional yield spread widening, and so we intend to continue to hedge our portfolio using CDS indices and other credit hedging instruments. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to reduce exposures nimbly through hedging both credit and interest rate risks. At the same time, we believe that any additional substantial yield spread widening will lead to attractive opportunities for us, especially given the many diverse sectors in which we are active.
Agency
As of December 31, 2015, we held Agency RMBS, excluding TBAs, with a value of $962.6 million, as compared to $1.218 billion as of December 31, 2014. In light of continued and anticipated significant market volatility, during the fourth quarter we net sold assets so as to increase our cash position and be generally more defensively positioned. Our outstanding borrowings declined as a result of these sales, and thus our leverage declined as well. As we see more attractive entry points over the coming months, especially with respect to our other targeted assets, our intention is to re-invest this excess cash and add back leverage.
As of December 31, 2015, our Agency RMBS were principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics.
Yield spreads on Agency RMBS generally widened over the course of 2015, especially in the second half of the year. While Agency RMBS are not generally considered to have credit risk, their yield spreads nevertheless widened in sympathy with many credit-sensitive sectors, including corporate bonds and CMBS. Typically, the principal factor that drives the underperformance of Agency RMBS relative to interest rate swaps and U.S. Treasury securities is an actual or market-anticipated increase in prepayments. Actually, however, prepayments remained relatively muted given the absolute level of mortgage rates. Thus the yield spread widening of Agency RMBS was considered more technical in nature, as opposed to reflecting fundamental underperformance. Over the course of 2015, pay-ups on specified pools fluctuated as interest rates fluctuated, and ended the year slightly lower compared to the end of 2014. Pay-ups on our specified pools decreased to 0.64% as of December 31, 2015 from 0.71% as of December 31, 2014. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
As mentioned above, interest rate swap spreads also exhibited an unusually high level of volatility during the year, with the 10-year swap spread to U.S. Treasury securities actually becoming negative for the first time since 2010. This contributed further to the widening in yield spreads between Agency RMBS and interest rate swaps, which was the primary cause of the substantial underperformance of our Agency RMBS portfolio relative to our swap hedges, especially during the second half of the year. During 2015, in addition to using swap-based instruments, we also continued to use short positions in TBAs to hedge interest rate risk.
We actively traded our Agency RMBS portfolio during the year in order to take advantage of volatility and to harvest modest gains. Our portfolio turnover for the year was 115.1% (as measured by sales and excluding paydowns), and we captured net realized gains of $9.4 million, excluding hedges.
Over 2015, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of December 31, 2015, the weighted average coupon on our fixed rate specified pools was 4.06%. During the year, yield spreads on reverse mortgage pools continued to widen, both in sympathy with the broader RMBS markets and more recently as a result of increases in reverse mortgage pool prepayment speeds. In response to this yield spread widening, we added to our reverse mortgage pool holdings. Our Agency RMBS portfolio also includes a small allocation to Agency ARMs and Agency IOs. We believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.

The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) on a quarterly basis for the years ended December 31, 2015 and 2014.

	Three Month Constant Prepayment Rates for the
	Three Month Period Ended
	March 31,	June 30,	September 30,	December 31,
2015(1)	5.1%	6.8%	7.7%	7.9%
2014(2)	3.1%	4.6%	7.6%	5.0%

(1)
Excludes Agency fixed rate RMBS without any prepayment history with a total fair value of $86.0 million, $43.6 million, $96.6 million, and $45.1 million as of March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, respectively.

(2)
Excludes Agency fixed rate RMBS without any prepayment history with a total fair value of $46.0 million, $70.9 million, $165.7 million, and $81.2 million as of March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014, respectively.

The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2015.

	December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)
Fixed rate Agency RMBS:		(In thousands)
15-year fixed rate mortgages:
	3.00	$21,707	$22,434	12
	3.50	68,743	72,367	15
	4.00	13,546	14,405	33
	4.50	4,564	4,914	56
Total 15-year fixed rate mortgages		108,560	114,120	19
20-year fixed rate mortgages:
	4.00	6,114	6,558	25
	4.50	1,352	1,471	25
Total 20-year fixed rate mortgages		7,466	8,029	25
30-year fixed rate mortgages:
	3.00	7,395	7,406	35
	3.50	112,219	116,168	17
	4.00	320,635	341,144	14
	4.50	171,237	186,509	17
	5.00	63,336	70,117	34
	5.50	5,402	6,012	84
	6.00	4,141	4,673	73
Total 30-year fixed rate mortgages		684,365	732,029	18
Total fixed rate Agency RMBS		$800,391	$854,178	19
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short (TBA) Agency RMBS positions. The net short TBA position related to our long Agency RMBS had a notional value of $392.9 million and a fair value of $420.0 million as of December 31, 2015, and a notional value of $680.6 million and a fair value of $733.4 million as of December 31, 2014. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. As of December 31, 2015 and 2014, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 3.4% and 2.8%, respectively. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 6.3% and 7.3% as of December 31, 2015 and 2014, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as, with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
In the aftermath of the significant 2015 yield spread widening, and with prepayments remaining relatively muted despite continued low levels of mortgage rates, we believe that Agency RMBS currently offer very attractive net interest margins and overall relative value.
Financing
During 2015, our cost of repo financing increased. Our weighted average borrowing rate for the year ended December 31, 2015 increased 9 basis points to 0.78% from 0.69% for the year ended December 31, 2014. Over the course of the year, repo funding costs came under upward pressure as market participants widely anticipated that the Federal Reserve would raise its target interest rate, and at its December meeting the Federal Reserve did so. In addition, our Credit related repo costs were impacted by the fact that some of our borrowing has shifted from our securities holdings to our loans. These borrowing facilities generally tend to be slightly more expensive, thereby also causing our average borrowing costs to increase over the course of the year.
Under the Dodd-Frank Act, bank capital treatment of repo transactions has become more onerous, thereby making it less attractive for banks to provide repo financing; this also put upward pressure on the cost of repo during 2015. While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
In light of the FHFA's decision to proceed with its ban of captive insurance company memberships in the Federal Home Loan Bank System, the need for current member companies to find alternative financing could put additional upward pressure on repo rates for Agency RMBS over the next several months. However, we believe the impact of this development should be mitigated by the abundance of Agency RMBS repo lenders currently active in the market.
During the year, we executed a financing agreement for our consumer loan portfolio, and in January 2016 we executed a financing agreement for our non-QM portfolio. As of December 31, 2015, our outstanding reverse repos were with eighteen different counterparties.
Our leverage ratio decreased to 1.59:1 as of December 31, 2015, as compared to 2.12:1 as of December 31, 2014. This decrease in our leverage ratio was primarily due to the reduced the size of our Agency RMBS portfolio, as described above. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Valuation: For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of our financial instruments are not traded in an active market. Therefore, management generally uses third-party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. Summary descriptions, for various categories of financial instruments, of the valuation methodologies management uses in determining fair value of our financial instruments are detailed in Note 2 of the notes to our consolidated financial statements. Management utilizes such methodologies to assign a good faith fair value (the estimated price that, in an orderly transaction at the valuation date, would be received to sell an asset, or paid to transfer a liability, as the case may be) to each such financial instrument.
See the notes to our consolidated financial statements for more information on valuation techniques used by management in the valuation of our assets and liabilities.
Purchases and Sales of Investments and Investment Income: Purchase and sales transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. We generally amortize premiums and accrete discounts on our fixed income investments using the effective interest method.
See the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of December 31, 2015 and December 31, 2014.

	December 31, 2015					December 31, 2014
(In thousands)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)
Non-Agency RMBS and Residential Mortgage Loans	$450,262	$272,117	$60.44	$265,855	$59.04	$876,713	$582,162	$66.40	$546,596	$62.35
Non-Agency CMBS and Commercial Mortgage Loans	169,422	98,668	58.24	103,578	61.14	163,180	80,386	49.26	80,902	49.58
ABS and Consumer Loans	150,946	149,149	98.81	150,890	99.96	121,548	116,976	96.24	118,655	97.62
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)	770,630	519,934	67.47	520,323	67.52	1,161,441	779,524	67.12	746,153	64.24
Agency RMBS:
Floating	15,777	16,615	105.31	16,610	105.29	16,002	16,974	106.07	17,049	106.54
Fixed	800,391	854,178	106.72	850,775	106.29	1,032,032	1,111,761	107.73	1,093,421	105.95
Reverse Mortgages	62,197	66,860	107.50	68,135	109.55	52,247	57,554	110.16	57,274	109.62
Total Agency RMBS(4)	878,365	937,653	106.75	935,520	106.51	1,100,281	1,186,289	107.82	1,167,744	106.13
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)(4)	$1,648,995	$1,457,587	$88.39	$1,455,843	$88.29	$2,261,722	$1,965,813	$86.92	$1,913,897	$84.62
Agency Interest Only RMBS	n/a	$24,918	n/a	$26,237	n/a	n/a	$31,385	n/a	$32,785	n/a
Non-Agency Interest Only and Principal Only MBS and Other(5)	n/a	$18,966	n/a	$22,768	n/a	n/a	$34,983	n/a	$35,372	n/a
TBAs:
Long	$94,602	$98,009	$103.60	$97,914	$103.50	$71,598	$72,410	$101.13	$71,672	$100.10
Short	(580,992)	(612,777)	105.47	(612,749)	105.47	(1,135,218)	(1,209,539)	106.55	(1,205,876)	106.22
Net Short TBAs	$(486,390)	$(514,768)	$105.83	$(514,835)	$105.85	$(1,063,620)	$(1,137,129)	$106.91	$(1,134,204)	$106.64
Long U.S. Treasury Securities	$—	$—	$—	$—	$—	$1,560	$1,636	$104.89	$1,550	$99.36
Short U.S. Treasury Securities	$(90,120)	$(89,489)	$99.30	$(89,735)	$99.57	$(24,485)	$(24,709)	$100.92	$(24,602)	$100.48
Short European Sovereign Bonds	$(23,907)	$(24,562)	$102.74	$(26,010)	$108.80	$(28,118)	$(30,606)	$108.85	$(32,008)	$113.83
Repurchase Agreements	$105,702	$105,700	$100.00	$105,329	$99.65	$172,002	$172,001	$100.00	$172,001	$100.00
Long Corporate Debt	$62,530	$27,028	$43.22	$34,786	$55.63	$46,006	$42,708	$92.83	$43,585	$94.74
Short Corporate Debt	$(1,120)	$(448)	$39.96	$(676)	$60.34	$—	$—	$—	$—	$—
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	$15,926	n/a	$16,251	n/a	n/a	$11,652	n/a	$11,890	n/a
Non-Exchange Traded Corporate Equity	n/a	$6,162	n/a	$6,347	n/a	n/a	$2,860	n/a	$2,827	n/a
Short Common Stock	n/a	$(1,471)	n/a	$(1,878)	n/a	n/a	$(26,516)	n/a	$(27,605)	n/a
Real Estate Owned	n/a	$12,522	n/a	$12,254	n/a	n/a	$8,635	n/a	$8,748	n/a
Total Net Investments		$1,038,071		$1,046,681			$1,052,713		$1,004,236

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(3)	Excludes non-Agency Interest Only and Principal Only MBS and Other.

(4)	Excludes Agency Interest Only RMBS.

(5)	Other includes equity tranches of CLOs, Other private label securities, and residual-like non-Agency RMBS and ABS backed by consumer loans.
The following table summarizes our financial derivatives portfolio(1) as of December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$5,926	$(309)	$20,847	$(4,187)
Short CDS on RMBS and CMBS Indices	(95,589)	5,354	(71,031)	1,658
Short CDS on Individual RMBS	(12,176)	6,111	(20,691)	11,148
Net Mortgage-Related Derivatives	(101,839)	11,156	(70,875)	8,619
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	793,824	135,752	315,739	34,634
Short CDS referencing Corporate Bond Indices	(1,017,121)	(45,407)	(352,945)	(27,357)
Long CDS on Corporate Bonds	—	—	4,428	(2,706)
Short CDS on Corporate Bonds	(13,370)	(673)	(5,970)	(247)
Purchased Put Options on CDS on Corporate Bond Indices(2)	138,000	2,050	364,400	625
Written Put Options on CDS on Corporate Bond Indices(3)	(171,750)	(720)	—	—
Written Call Options on CDS on Corporate Bond Indices(4)	(273,100)	(884)	(25,900)	(146)
Long Total Return Swaps on Corporate Equities (5)	21,670	—	72,950	(13)
Short Total Return Swaps on Corporate Equities (5)	(4,106)	—	—	—
Long Total Return Swaps on Corporate Debt (6)	45,051	(4,577)	—	—
Interest Rate Derivatives:
Long Interest Rate Swaps	675,207	6,976	1,247,477	22,565
Short Interest Rate Swaps	(1,126,600)	(1,967)	(1,652,647)	(23,316)
Long U.S. Treasury Note Futures (7)	44,000	(233)	159,900	149
Long Eurodollar Futures (8)	23,000	17	11,000	7
Short Eurodollar Futures (8)	(396,000)	(280)	(699,000)	24
Purchased Payer Swaptions	—	—	1,082,800	207
Purchased Straddle Swaptions	8,400	(31)	—	—
Written Payer Swaptions	—	—	(10,200)	—
Written Straddle Swaptions	(13,100)	(125)	—	—
Purchased Put Options on U.S. Treasury Security Futures(9)	3,900	61	11,000	20
Purchased Call Options on U.S. Treasury Security Futures(10)	3,900	51	—	—
Total Net Interest Rate Derivatives		4,469		(344)
Long Foreign Currency Forwards(11)	2,734	(13)	9,518	(136)
Short Foreign Currency Forwards(12)	(95,326)	1,138	(35,966)	884
Warrants(13)	1,555	150	1,554	100
Mortgage Loan Purchase Commitments(14)	7,713	(8)	—	—
Total Net Derivatives		$102,433		$13,913

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the option on our part to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(3)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would receive a fixed rate and pay credit protection payments.

(4)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(5)	Notional value represents number of underlying shares times the closing price of the underlying security.

(6)	Notional value represents outstanding principal on underlying corporate debt.

(7)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of December 31, 2015 and December 31, 2014, a total of 343 and 1,346 contracts were held, respectively.

(8)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(9)
Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 put options contracts were held and as of December 31, 2014, 110 put options contracts were held.

(10)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 call options contracts were held.

(11)	Notional amount represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(12)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.

(13)	Notional amount represents number of warrants.

(14)	Notional amount represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.
As of December 31, 2015, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.0 billion as compared to $3.9 billion as of December 31, 2014. Total liabilities as of December 31, 2015 and December 31, 2014 were $2.3 billion and $3.2 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $1.9 billion and $2.4 billion as of December 31, 2015 and December 31, 2014, respectively, while our investments sold short and financial derivatives included in total liabilities were $789.2 million and $1.357 billion as of December 31, 2015 and December 31, 2014, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2015 and December 31, 2014, we had a net short TBA position of $514.8 million and $1.137 billion, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of December 31, 2015, total assets included $98.0 million of TBAs as well as $613.0 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2014, total assets included $72.4 million of TBAs as well as $1.206 billion of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2015, total liabilities included $612.8 million of TBAs sold short as well as $98.0 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2014, total liabilities included $1.210 billion of TBAs sold short as well as $71.8 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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

We have entered into reverse repos to finance some of our assets. As of December 31, 2015 and December 31, 2014, indebtedness outstanding on our reverse repos was approximately $1.2 billion and $1.7 billion, respectively. As of December 31, 2015, we had total Agency RMBS financed with reverse repos of $971.1 million as compared to $1.208 billion as of December 31, 2014. As of December 31, 2015, we had total Credit assets financed with reverse repos of $383.8 million as compared to $595.7 million as of December 31, 2014. Outstanding indebtedness under reverse repos for Agency RMBS as of December 31, 2015 and December 31, 2014 was $933.3 million and $1.146 billion, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of December 31, 2015 and December 31, 2014 was $240.9 million and $400.0 million, respectively. As of December 31, 2014, our reverse repos also included overnight borrowings on U.S. Treasury securities in the amount of $123.6 million. As of December 31, 2015, our reverse repos did not include borrowings on U.S. Treasury securities. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. As of December 31, 2015, our debt-to-equity ratio was 1.59 to one and as of December 31, 2014, our debt-to-equity ratio was 2.12 to one. Excluding reverse repos related to U.S. Treasury securities, our debt-to-equity ratio was 1.96 to one as of December 31, 2014. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of December 31, 2015 and December 31, 2014, our derivative and TBA counterparties posted an aggregate value of approximately $114.1 million and $22.2 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the year ended December 31, 2015, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $36.4 billion as compared to $30.1 billion for the year ended December 31, 2014. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.

Equity
As of December 31, 2015, our equity decreased by approximately $49.6 million to $739.0 million from $788.5 million as of December 31, 2014. This decrease principally consisted of dividends paid of $83.5 million, distributions to joint venture partners of approximately $1.5 million, and payments to repurchase common shares of $5.6 million, partially offset by an increase in equity resulting from operations for the year ended December 31, 2015 of $38.4 million as well as an increase related to contributions from our non-controlling interests of approximately $2.2 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $732.0 million as of December 31, 2015.
Results of Operations for the Years Ended December 31, 2015, 2014, and 2013
The table below represents the net increase in equity resulting from operations for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
(In thousands except per share amounts)	2015	2014	2013
Interest income	$101,783	$93,533	$85,740
Other income	2,813	318	—
Total investment income	104,596	93,851	85,740
Expenses:
Base management fee	11,493	10,751	9,115
Incentive fee	—	1,400	8,366
Interest expense	12,112	9,927	11,025
Other investment related expenses	5,612	4,689	496
Other operating expenses	9,203	8,333	7,083
Total expenses	38,420	35,100	36,085
Net investment income	66,176	58,751	49,655
Net realized and change in net unrealized gain (loss) on investments	(22,485)	23,117	37,666
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards(1)	(5,598)	(21,899)	(7,959)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards(1)	5,115	2,416	(38)
Net foreign currency loss	(4,779)	(2,436)	38
Net increase in equity resulting from operations	38,429	59,949	79,362
Less: Net increase in equity resulting from operations attributable to non-controlling interests	340	782	838
Net increase in shareholders' equity resulting from operations	$38,089	$59,167	$78,524
Net increase in shareholders' equity resulting from operations per share	$1.13	$2.09	$3.28

(1)	Conformed to current period presentation.
Results of Operations for the Years Ended December 31, 2015 and 2014
Summary of Net Increase in Shareholders' Equity from Operations
Our net income for the years ended December 31, 2015 and 2014 was $38.1 million and $59.2 million, respectively. The decrease in our net income year over year was primarily driven by an increase in our combined net realized and unrealized losses on our investments and financial derivatives, partially offset by an increase in our net investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 5.14% for the year ended December 31, 2015 as compared to 8.77% for the year ended December 31, 2014. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income
Net investment income was $66.2 million for the year ended December 31, 2015 as compared to $58.8 million for the year ended December 31, 2014. Net investment income consists of interest and other income less total expenses. The year-over-year increase in net investment income was primarily due to higher interest income for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Interest Income
Interest income was $101.8 million for the year ended December 31, 2015 as compared to $93.5 million for the year ended December 31, 2014. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a year-over-year basis, interest income from our Agency portfolio increased, mainly in connection with the increase in our average portfolio holdings. For the year ended December 31, 2015, interest income from our Agency RMBS was $35.3 million, while for the year ended December 31, 2014, interest income was $33.2 million. For the year ended December 31, 2015, interest income from our Credit portfolio was $66.0 million, while for the year ended December 31, 2014, interest income was $58.4 million. The increase in interest income was primarily driven by an increase in our average portfolio holdings, as well as an increase in the average yield of our Credit portfolio. The increase in the average yield of our Credit portfolio was generally based on an increase in the relative contribution from certain higher-yielding asset classes in which we have been more recently investing, such as consumer loans.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the years ended December 31, 2015 and 2014:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2015	$65,967	$670,474	9.84%	$35,270	$1,158,832	3.04%	$101,237	$1,829,306	5.53%
Year ended December 31, 2014	$58,374	$627,215	9.31%	$33,215	$1,003,952	3.31%	$91,589	$1,631,167	5.61%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
Base Management Fees
For the years ended December 31, 2015 and 2014, base management fee incurred, which is based on total equity at the end of each quarter, was $11.5 million and $10.8 million, respectively. The increase in the base management fee was due to our larger capital base year over year.
Interest Expense
Interest expense includes interest on funds borrowed under reverse repos, securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos of $1.41 billion and $1.36 billion for the years ended December 31, 2015 and 2014, respectively. Our total interest expense, inclusive of interest expense on securitized debt and on our counterparties' cash collateral held by us, increased to $12.1 million for the year ended December 31, 2015 as compared to $9.9 million for the year ended December 31, 2014. This increase was primarily due to the increase in our average borrowed funds related to our larger average portfolio of Agency securities and to an overall increase in the cost of repo financing during 2015.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos for the years ended December 31, 2015 and 2014.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2015	$1,104,607	$4,745	0.43%	0.20%	0.49%
For the year ended December 31, 2014	$911,168	$3,282	0.36%	0.16%	0.33%

Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2015	$282,949	$6,262	2.21%	0.20%	0.49%
For the year ended December 31, 2014	$319,852	$6,312	1.97%	0.16%	0.33%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2015	$23,382	$4	0.01%	0.20%	0.49%
For the year ended December 31, 2014	$129,944	$(192)	(0.15)%	0.16%	0.33%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2015	$1,410,938	$11,011	0.78%	0.20%	0.49%
For the year ended December 31, 2014	$1,360,964	$9,402	0.69%	0.16%	0.33%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.14% and 1.09% for the years ended December 31, 2015 and 2014, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 4.39% and 4.52% for the years ended December 31, 2015 and 2014, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the year ended December 31, 2014 was $1.4 million. The return hurdle for the calculation period was based on a 9% annual rate. No incentive fee was incurred for the year ended December 31, 2015, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the years ended December 31, 2015 and 2014 other investment related expenses were $5.6 million and $4.7 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the year ended December 31, 2015 were $9.2 million as compared to $8.3 million for the year ended December 31, 2014. The increase in our other operating expenses was primarily related to increased professional fees, administration fees, and compensation expense.

Net Realized and Unrealized Gains on Investments
During the year ended December 31, 2015, we had net realized and unrealized losses on investments of $22.5 million as compared to net realized and unrealized gains of $23.1 million for the year ended December 31, 2014. Net realized and unrealized losses on investments of $22.5 million for the year ended December 31, 2015 resulted principally from net realized and unrealized losses on distressed corporate debt, net short TBAs, Agency RMBS, CLOs, U.S. Treasury positions and CMBS, partially offset by net realized and unrealized gains on non-Agency RMBS, residential loans, REO, small balance commercial mortgage loans, and short equity positions. Our net short positions in TBAs and U.S. Treasury securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the year ended December 31, 2015 the fixed income market was subject to significant interest rate volatility and yield spread widening, leading to overall market value declines in many sectors, especially credit-sensitive sectors.
Net realized and unrealized gains on investments of $23.1 million for the year ended December 31, 2014 resulted principally from net realized and unrealized gains on Agency pass-throughs, non-Agency RMBS and CMBS, small balance commercial mortgage loans, non-performing and sub-performing residential whole loans, government debt, and short equities, partially offset by net realized and unrealized losses on our TBAs, and to a lesser degree, our other ABS and corporate debt.
Net Realized and Unrealized Gains and Losses on Financial Derivatives
During the year ended December 31, 2015, we had net realized and unrealized losses on our financial derivatives of $0.5 million as compared to net realized and unrealized losses of $19.5 million for the year ended December 31, 2014. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are principally in the form of credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS, as well as CDS on corporate bond indices and options on CDS on corporate bond indices. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or real estate-related corporate entities. We acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $0.5 million on our financial derivatives for the year ended December 31, 2015 resulted primarily from net losses related to our interest rate swaps, total return swaps, CDS on asset-backed indices, and CDS on individual RMBS, partially offset by net realized and unrealized gains on our options on CDS indices and currency forwards. Net gains on our currency forwards were largely offset by translation and transaction losses related to our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $19.5 million for the year ended December 31, 2014 resulted primarily from net losses related to our interest rate swaps, partially offset by net realized and unrealized gains on futures used for hedging interest rate risk, total return swaps primarily related to our equities trading strategy, and foreign currency forwards.
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

Interest Income
Interest income was $93.5 million for the year ended December 31, 2014 as compared to $85.7 million for the year ended December 31, 2013. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a year-over-year basis, interest income from our Agency portfolio increased, mainly in connection with the increase in our average portfolio holdings. For the year ended December 31, 2014, interest income from our Agency RMBS was $33.2 million, while for the year ended December 31, 2013, interest income was $31.0 million. For the year ended December 31, 2014, interest income from our Credit portfolio was $58.4 million, while for the year ended December 31, 2013, interest income was $54.7 million. The increase was driven by a slight increase in our Credit average portfolio holdings, as well as an increase in the portfolio's yields based on improvements in cash flows of the underlying securities and or loans.
The following table details our interest income, average holdings, and weighted average yield based on amortized cost for the year ended December 31, 2014 and 2013:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2014	$58,374	$627,215	9.31%	$33,215	$1,003,952	3.31%	$91,589	$1,631,167	5.61%
Year ended December 31, 2013	$54,705	$616,283	8.88%	$31,017	$913,075	3.40%	$85,722	$1,529,358	5.61%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long U.S. Treasury securities.
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
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.09% and 1.42% for the years ended December 31, 2014 and 2013, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 4.52% and 4.19% for the years ended December 31, 2014 and 2013, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
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
Other Investment Related Expenses
Other investment related expenses consist of dividend expense on our short common stock, disposition fees paid to a joint venture partner upon the sale/resolution of certain distressed mortgage loans, as well as various other expenses and fees directly related to our financial assets. For the years ended December 31, 2014 and 2013 other investment related expenses were $4.7 million and $0.5 million, respectively. The increase was primarily due to increased dividend expense in connection with a larger portfolio of short equities for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
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
Net Realized and Unrealized Gains on Investments
During the year ended December 31, 2014, we had net realized and unrealized gains on investments of $23.1 million as compared to net realized and unrealized gains of $37.7 million for the year ended December 31, 2013. Net realized and unrealized gains on investments of $23.1 million for the year ended December 31, 2014 resulted principally from net realized and unrealized gains on Agency pass-throughs, non-Agency RMBS and CMBS, small balance commercial mortgage loans and non-performing and sub-performing residential whole loans, government debt, and short equities, partially offset by net realized and unrealized losses on our TBAs, and to a lesser degree, our other ABS and corporate debt. Net realized and unrealized gains on investments of $37.7 million for the year ended December 31, 2013 resulted principally from net realized and unrealized gains on our Credit portfolio, net short TBAs, and U.S. Treasury securities, partially offset by net realized and unrealized losses on our Agency RMBS. Our U.S. Treasury securities and net short TBAs are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. For both periods, non-Agency RMBS asset prices continued to be supported by rising home prices and declining foreclosure inventory, and our CMBS and commercial mortgage loan portfolios also performed very well over both periods, especially given their relatively small sizes.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Year Ended December 31, 2015	$1,410,938	$1,174,189
Year Ended December 31, 2014	$1,360,964	$1,669,433

The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	December 31, 2015
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$309,951	26.4%
31 - 60 Days	229,563	19.6%
61 - 90 Days	321,723	27.4%
91 - 120 Days	193,962	16.5%
151 - 180 Days	25,699	2.2%
181 - 360 Days	23,877	2.0%
> 360 Days	69,414	5.9%
	$1,174,189	100.0%
Reverse repos involving underlying investments that we sold prior to December 31, 2015, for settlement following December 31, 2015, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to December 31, 2015 for which delivery of the borrowed funds is not scheduled until after December 31, 2015.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 32.8% with respect to Credit assets, 5.3% with respect to Agency RMBS assets, and 13.1% overall. As of December 31, 2014 these respective weighted average contractual haircuts were 29.8%, 5.4%, and 13.5%.
We expect to continue to borrow funds in the form of reverse repos as well as other similar types of financings. The terms of these borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association as to repayment and margin requirements. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders.
In September 2014, we entered into a $150 million "non-mark-to-market" reverse repo facility which provides financing for certain types of non-Agency assets for a period of at least two years. Pursuant to its original terms, the facility converts to a rolling facility in March 2016 with a six month cancellation notice period and automatic termination in September 2017. However, in October 2015, we extended the date on which the facility converts to a rolling facility to April 2017, and we extended the automatic termination date to October 2018. In addition, the size of the facility was reduced to $120 million. Under the terms of the facility, no additional collateral is required to be posted either by us or the counterparty based on changes in market values of the underlying assets; however, all payments and prepayments of principal received on financed assets are applied to reduce the amount outstanding under the facility. As of December 31, 2015 the Company had utilized approximately $69.4 million under the facility.
As of December 31, 2015 and December 31, 2014, we had $1.2 billion and $1.7 billion, respectively, of borrowings outstanding under our reverse repos. As of December 31, 2015, the remaining terms on our reverse repos ranged from 4 days to 666 days, with a weighted average remaining term of 100 days. As of December 31, 2014, the remaining terms on our reverse repos ranged from 2 days to 631 days, with a weighted average remaining term of 105 days. Our reverse repo borrowings were with a total of eighteen counterparties as of December 31, 2015 and sixteen counterparties as of December 31, 2014. As of December 31, 2015 and December 31, 2014, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 0.97% and 0.79%, respectively. As of December 31, 2015, our reverse repos had interest rates ranging from 0.37% to 2.92%. As of December 31, 2014, our reverse repos had interest rates ranging from (1.50)% to 2.42%. The negative interest rate relates to reverse repo on U.S. Treasury securities. Excluding repo on U.S. Treasury securities, our borrowing rates ranged from 0.32% to 2.42% as of December 31, 2014. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.4 billion and $1.9 billion as of December 31, 2015 and December 31, 2014, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2015(1)	$1,174,189	$1,335,360	$1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589
December 31, 2014	1,669,433	1,882,629	1,889,410
September 30, 2014	1,395,132	1,214,553	1,395,132
June 30, 2014	1,188,831	1,172,898	1,190,258
March 31, 2014	1,175,907	1,167,542	1,175,907
December 31, 2013	1,236,166	1,301,378	1,328,601
September 30, 2013	1,345,223	1,277,966	1,345,223
June 30, 2013(2)	1,287,992	1,086,103	1,287,992
March 31, 2013	965,272	979,712	1,023,578

(1)
Our outstanding borrowings as of December 31, 2015 declined relative to our average borrowings outstanding for the quarter ended December 31, 2015. In light of continued and anticipated significant market volatility, during the quarter ended December 31, 2015, we net sold Agency RMBS, thereby reducing our outstanding borrowings and increasing our cash holdings in order to be more defensively positioned.

(2)
For the quarter ended June 30, 2013 the significant increase between average borrowings outstanding and total borrowings at June 30, 2013 was due to the deployment of proceeds from the issuance of common shares in May 2013 into investment in MBS which the Company financed through reverse repurchase agreements.

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity as of December 31, 2015 and December 31, 2014:
December 31, 2015:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
CS First Boston	$52,463	143	7.1%
Wells Fargo Bank, N.A.	$45,147	501	6.1%
December 31, 2014:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$89,022	631	11.3%
RBC Capital Markets LLC	$45,613	109	5.8%
Deutsche Bank Securities	$41,951	44	5.3%
Although we typically finance most of our holdings of Agency RMBS, as of both December 31, 2015 and 2014, we held unencumbered Agency pools, on a settlement date basis, in the amount of $1.6 million.

We held cash and cash equivalents of approximately $183.9 million and $114.1 million as of December 31, 2015 and 2014, respectively.
On August 3, 2015, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. Through December 31, 2015 we repurchased 325,613 common shares at an average price per share of $17.32 and a total cost of $5.6 million.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the year ended December 31, 2015, we paid total dividends in the amount of $83.5 million related to the three month periods ended December 31, 2014, March 31, 2015, June 30, 2015, and September 30, 2015. In February 2016, our Board of Directors approved a dividend related to the fourth quarter of 2015 in the amount of $0.50 per share, or approximately $16.9 million, payable on March 15, 2016 to shareholders of record as of March 1, 2016. During the year ended December 31, 2014, we paid total dividends in the amount of $86.4 million related to the three month periods ended December 31, 2013, March 31, 2014, June 30, 2014, and September 30, 2014.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Year Ended December 31, 2015

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.65	$22,159	June 1, 2015	June 15, 2015
Second Quarter	$0.65	$22,144	September 1, 2015	September 15, 2015
Third Quarter	$0.50	$16,998	December 1, 2015	December 15, 2015
Fourth Quarter	$0.50	$16,872	March 1, 2016	March 15, 2016
Year Ended December 31, 2014

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.77	$20,070	May 30, 2014	June 16, 2014
Second Quarter	$0.77	$20,070	August 29, 2014	September 15, 2014
Third Quarter	$0.77	$26,239	December 1, 2014	December 15, 2014
Fourth Quarter	$0.65	$22,159	February 27, 2015	March 16, 2015
For the year ended December 31, 2015, our operating activities provided net cash in the amount of $654.2 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $495.2 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $159.0 million for the year ended December 31, 2015. In addition, contributions from non-controlling interests provided cash of $2.2 million. We used $83.5 million to pay dividends, $1.5 million for distributions to non-controlling interests (our joint venture partners), $5.6 million to repurchase common shares, and $0.8 million for other financing activities. As a result there was an increase in our cash holdings of $69.8 million from $114.1 million as of December 31, 2014 to $183.9 million as of December 31, 2015.
For the year ended December 31, 2014, our operating activities used net cash of $604.2 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $433.3 million. Thus our operating activities, when combined with our reverse repo financings, used net cash of $170.9 million for the year ended December 31, 2014. In addition, we received proceeds from the issuance of common shares of $188.1 million, net of offering costs, and contributions from a non-controlling interest member provided cash of $1.8 million. We used $86.4 million to pay dividends, $1.7 million for distributions to a non-controlling interest (our joint venture partner), and $0.2 million for other financing activities. As a result there was a decrease in our cash holdings of $69.3 million from $183.5 million as of December 31, 2013 to $114.1 million as of December 31, 2014.

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
The following table summarizes our contractual obligations at December 31, 2015:

(In thousands)	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
Reverse repurchase agreements	1,104,775	69,414	—	—	1,174,189
Interest expense on repurchase agreements, based on rates at December 31, 2015(1)	3,316	3,364	—	—	6,680
Payable for securities purchased and financial derivatives	165,365	—	—	—	165,365
Purchase commitments(2)	95,235	—	—	—	95,235
Total	1,368,691	72,778	—	—	1,441,469

(1)	Includes accrued interest expense on repurchase agreements at December 31, 2015 of $1.2 million which is included in Interest payable on the Consolidated Balance Sheet.

(2)	For further information on our purchase commitments see Note 15 of the Notes to the Consolidated Financial Statements.
The above table excludes our open ended commitment under a flow mortgage loan purchase and sale agreement to purchase eligible residential mortgage loans, to the extent they are originated in accordance with our specifications, which we may modify in our sole discretion. As of December 31, 2015, under this contract, we had a remaining commitment to purchase at least $182.9 million in principal balance of eligible residential mortgage loans. At December 31, 2015, in connection with such flow mortgage loan purchase and sale agreement we had outstanding mortgage loan purchase commitments with a principal amount of $7.7 million, and are included in our Consolidated Financial Statements on our Consolidated Statement of Assets, Liabilities, and Equity in Financial derivatives–liabilities, at fair value, and ultimate purchase is contingent upon successful loan closings in accordance with agreed-upon parameters.
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of December 31, 2015 and December 31, 2014 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of December 31, 2015, we had an aggregate amount at risk under our reverse repos with nineteen counterparties of approximately $211.4 million and as of December 31, 2014, we had an aggregate amount at risk under our reverse repos with seventeen counterparties of approximately $284.9 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2015 and December 31, 2014 does not include approximately $4.9 million and $5.1 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2015, we had an aggregate amount at risk under our derivative contracts with nineteen counterparties of approximately $59.7 million. We also had $28.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2014, we had an aggregate amount at risk under our derivatives contracts with fifteen counterparties of approximately $51.8 million. We also had $18.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, as of December 31, 2015 and December 31, 2014, collateral posted by us and held by a third-party custodian in the amount of approximately $2.6 million and $1.4 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2015, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.3 million. As of December 31, 2014, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $8.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See Note 15 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At December 31, 2015 the Company has entered into reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end in the amount of $4.4 million.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2015 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency MBS, mortgage and consumer loans. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on a property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans.
Similarly, we are exposed to the risk of potential credit losses on other credit-related assets in our portfolio, including distressed corporate debt, CLOs, and investments in mortgage-related entities.
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
Severity Risk
Severity risk is the risk of loss upon a borrower default on a mortgage loan or other debt obligation. Severity risk includes the risk of loss of value of the property or other asset securing the mortgage loan or debt obligation, as well as the risk of loss associated with taking over the property or other asset, including foreclosure costs. We often rely on third-party servicers to mitigate our severity risk, but such third-party servicers may have little or no economic incentive to mitigate loan loss severities. In the case of mortgage loans, such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2015, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$8,504	$15,311	$(10,201)	$(22,098)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	2,463	4,861	(2,529)	(5,124)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(11,509)	(23,479)	11,049	21,639
Mortgage-Related Derivatives	(108)	(191)	132	288
Corporate Securities and Derivatives on Corporate Securities	632	415	(1,483)	(3,816)
Repurchase Agreements and Reverse Repurchase Agreements	(849)	(1,115)	849	1,697
Total	$(867)	$(4,198)	$(2,183)	$(7,414)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2015 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ellington Financial LLC
In our opinion, the accompanying consolidated statements of assets, liabilities, and equity, including the consolidated condensed schedules of investments, and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Ellington Financial LLC and its subsidiaries (the "Company") at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the 2015 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, NY
March 11, 2016

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY

	December 31, 2015	December 31, 2014
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$183,909	$114,140
Restricted cash	4,857	—
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,672,400 and $2,122,326)	1,661,118	2,172,082
Financial derivatives–assets, at fair value (Net cost – $163,943 and $61,560)	162,905	80,029
Repurchase agreements, at fair value (Cost – $105,329 and $172,001)	105,700	172,001
Total investments, financial derivatives, and repurchase agreements	1,929,723	2,424,112
Due from brokers	141,605	146,965
Receivable for securities sold and financial derivatives	705,748	1,237,592
Interest and principal receivable	20,444	20,611
Other assets	5,269	1,935
Total Assets	$2,991,555	$3,945,355
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $731,048 and $1,290,091)	$728,747	$1,291,370
Financial derivatives–liabilities, at fair value (Net proceeds – $56,200 and $33,555)	60,472	66,116
Total investments and financial derivatives	789,219	1,357,486
Reverse repurchase agreements	1,174,189	1,669,433
Due to brokers	114,797	22,224
Payable for securities purchased and financial derivatives	165,365	98,747
Securitized debt, at fair value (Proceeds – $0 and $749)	—	774
Accounts payable and accrued expenses	3,626	2,798
Base management fee payable	2,773	2,963
Interest and dividends payable	1,806	2,386
Other liabilities	828	—
Total Liabilities	2,252,603	3,156,811
EQUITY	738,952	788,544
TOTAL LIABILITIES AND EQUITY	$2,991,555	$3,945,355
Commitments and contingencies (Note 15)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(33,126,012 and 33,449,678 shares issued and outstanding)	$722,360	$772,811
Additional paid-in capital – LTIP units	9,689	9,344
Total Shareholders' Equity	732,049	782,155
Non-controlling interests	6,903	6,389
Total Equity	$738,952	$788,544
PER SHARE INFORMATION:
Common shares	$22.10	$23.38

See Notes to the Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (224.79%) (a) (b) (ac)
Mortgage-Backed Securities (182.64%)
Agency Securities (143.52%) (c)
Fixed Rate Agency Securities (138.57%)
Principal and Interest–Fixed Rate Agency Securities (124.31%)
North America
Mortgage-related—Residential
$160,391	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	9/42 - 8/45	$170,500
128,637	Federal National Mortgage Association Pools (30 Year)	4.00%	8/42 - 10/45	136,894
110,746	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 10/45	120,785
72,425	Federal National Mortgage Association Pools (30 Year)	3.50%	10/42 - 10/45	74,959
54,658	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	60,473
45,792	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 10/30	48,211
42,655	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 10/45	46,365
31,481	Government National Mortgage Association Pools (30 Year)	4.00%	6/45 - 10/45	33,620
29,417	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 10/45	30,458
21,705	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 9/30	22,848
15,056	Government National Mortgage Association Pools (30 Year)	4.50%	8/45 - 9/45	16,328
13,060	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 10/30	13,500
11,558	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 12/29	12,284
8,154	Government National Mortgage Association Pools (Other)	4.56%	1/65	8,850
7,799	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	8,680
8,221	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 6/43	8,508
6,705	Government National Mortgage Association Pools (Other)	4.68%	11/63 - 9/64	7,280
6,196	Government National Mortgage Association Pools (Other)	4.61%	6/64 - 11/64	6,734
6,041	Government National Mortgage Association Pools (Other)	4.59%	11/64	6,565
6,114	Federal National Mortgage Association Pools (20 Year)	4.00%	11/33 - 12/33	6,558
6,256	Federal National Mortgage Association Pools (30 Year)	3.00%	1/43 - 2/43	6,266
5,859	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	3/28 - 4/30	6,054
4,888	Government National Mortgage Association Pools (Other)	4.62%	12/63	5,285
4,713	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	5,248
4,564	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	4,914
3,764	Government National Mortgage Association Pools (Other)	4.50%	7/61	4,057
3,748	Government National Mortgage Association Pools (Other)	4.75%	1/61	3,877
3,406	Government National Mortgage Association Pools (Other)	4.63%	10/64	3,704
3,402	Government National Mortgage Association Pools (30 Year)	3.50%	4/45	3,551
3,376	Government National Mortgage Association Pools (Other)	4.80%	2/61	3,504
3,129	Government National Mortgage Association Pools (Other)	4.49%	11/64	3,376
2,966	Government National Mortgage Association Pools (Other)	5.49%	4/60	3,151
2,780	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	3,031
2,680	Government National Mortgage Association Pools (Other)	4.64%	3/65	2,924
2,788	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28	2,880
2,533	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	2,866
2,469	Government National Mortgage Association Pools (Other)	5.54%	2/60	2,598

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$2,326	Government National Mortgage Association Pools (Other)	5.51%	2/60	$2,479
1,988	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	2,121
1,608	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	1,807
1,352	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,471
1,139	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43	1,140
879	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	964
689	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	764
126	Federal National Mortgage Association Pools (Other)	4.00%	6/37	130
				918,562
Interest Only–Fixed Rate Agency Securities (1.00%)
North America
Mortgage-related—Residential
8,681	Government National Mortgage Association	5.50%	11/43	1,603
11,249	Federal National Mortgage Association	5.00%	1/36 - 5/40	1,425
8,889	Federal National Mortgage Association	4.50%	12/20 - 5/43	963
5,977	Federal Home Loan Mortgage Corporation	3.50%	12/32	869
4,884	Federal Home Loan Mortgage Corporation	5.00%	3/40	519
3,909	Federal National Mortgage Association	3.00%	9/41	421
2,019	Government National Mortgage Association	4.75%	7/40	378
1,544	Government National Mortgage Association	6.00%	6/38	330
3,782	Government National Mortgage Association	5.00%	5/37	311
1,651	Federal National Mortgage Association	5.50%	10/40	239
1,346	Federal National Mortgage Association	4.00%	5/39	219
1,109	Federal Home Loan Mortgage Corporation	5.50%	1/39	126
				7,403
TBA–Fixed Rate Agency Securities (13.26%)
North America
Mortgage-related—Residential
40,262	Federal National Mortgage Association (30 Year)	4.00%	1/16	42,607
26,600	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	1/16	27,394
15,040	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	1/16	15,022
9,800	Federal National Mortgage Association (15 Year)	2.50%	1/16	9,879
2,200	Government National Mortgage Association (30 Year)	4.50%	1/16	2,364
700	Government National Mortgage Association (30 Year)	4.00%	1/16	743
				98,009
Total Fixed Rate Agency Securities (Cost $1,023,479)				1,023,974
Floating Rate Agency Securities (4.95%)
Principal and Interest–Floating Rate Agency Securities (2.58%)
North America
Mortgage-related—Residential
9,490	Federal National Mortgage Association Pools	2.05% - 6.04%	9/35 - 5/45	9,990
6,287	Federal Home Loan Mortgage Corporation Pools	2.61% - 5.94%	6/37 - 5/44	6,625
2,349	Government National Mortgage Association Pools	2.55%	11/64	2,476
				19,091

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only–Floating Rate Agency Securities (2.37%)
North America
Mortgage-related—Residential
$203,125	Government National Mortgage Association	0.43% - 6.35%	11/42 - 10/63	$12,186
18,517	Federal National Mortgage Association	5.50% - 7.13%	6/33 - 12/41	2,718
20,272	Resecuritization of Government National Mortgage Association (d)	4.31%	8/60	1,486
6,446	Federal Home Loan Mortgage Corporation	5.67% - 6.30%	3/36 - 8/39	1,125
				17,515
Total Floating Rate Agency Securities (Cost $36,192)				36,606
Total Agency Securities (Cost $1,059,671)				1,060,580
Private Label Securities (39.12%)
Principal and Interest–Private Label Securities (38.20%)
North America (32.11%)
Mortgage-related—Residential
380,261	Various	0.00% - 9.35%	5/19 - 9/46	212,869
Mortgage-related—Commercial
84,045	Various	3.00% - 4.40%	7/45 - 2/48	24,456
Total North America (Cost $229,780)				237,325
Europe (6.09%)
Mortgage-related—Residential
50,851	Various	0.00% - 5.32%	6/25 - 3/50	37,164
Mortgage-related—Commercial
7,821	Various	0.00% - 11.00%	6/17 - 6/19	7,812
Total Europe (Cost $50,695)				44,976
Total Principal and Interest–Private Label Securities (Cost $280,475)				282,301
Principal Only–Private Label Securities (0.51%)
North America
Mortgage-related—Residential
5,800	Various	—%	8/30	3,749
Total Principal Only–Private Label Securities (Cost $3,024)				3,749
Interest Only–Private Label Securities (0.41%)
North America
Mortgage-related—Residential
41,097	Various	0.50% - 2.00%	6/44 - 9/47	1,135
Mortgage-related—Commercial
27,254	Various	1.43% - 1.57%	10/47 - 2/48	1,877
Total Interest Only–Private Label Securities (Cost $2,110)				3,012
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
100,882	Various	—%	6/37	—

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Mortgage-related—Commercial
$—	Various	—%	7/45 - 2/48	$—
Total Other Private Label Securities (Cost $273)				—
Total Private Label Securities (Cost $285,882)				289,062
Total Mortgage-Backed Securities (Cost $1,345,553)				1,349,642
Collateralized Loan Obligations (6.22%)
North America (2.86%)
67,640	Various	0.00% - 9.15%	5/16 - 9/68	21,120
Total North America (Cost $26,341)				21,120
Europe (3.36%)
35,472	Various	0.00% - 4.43%	1/22 - 12/56	24,854
Total Europe (Cost $26,235)				24,854
Total Collateralized Loan Obligations (Cost $52,576)				45,974
Consumer Loans and Asset-backed Securities backed by Consumer Loans (15.61%) (e)
North America (15.22%)
Consumer (f)
109,763	Various	5.50% - 49.00%	1/16 - 12/20	112,471
Total North America (Cost $112,840)				112,471
Europe (0.39%)
Consumer
2,163	Various	—%	8/24	2,905
Total Europe (Cost $2,784)				2,905
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $115,624)				115,376
Corporate Debt (3.66%)
North America (2.50%)
Basic Materials
5,720	Various	11.75%	1/19	889
Consumer
3,985	Various	0.00% - 10.00%	5/20 - 7/20	1,282
Energy
14,193	Various	6.50% - 12.25%	9/18 - 2/20	2,459
Financial
54	Various	10.25%	8/23	52
Mortgage-related—Residential
14,250	Various	15.00%-20.00%	12/17 - 10/19	13,770
Total North America (Cost $25,815)				18,452
Europe (1.16%)
Communications
7,885	Various	14.00%	10/18	8,083
Consumer
16,443	Various	—%	12/16	493
Total Europe (Cost $8,971)				8,576
Total Corporate Debt (Cost $34,786)				27,028

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

Current Principal/Number of Properties/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Mortgage Loans (11.97%) (e)
North America
Mortgage-related—Commercial (g)
$77,556	Various	2.54% - 12.00%	4/16 - 7/45	$66,399
Mortgage-related—Residential (i)
30,267	Various	1.00% - 13.50%	7/21 - 9/55	22,089
Total Mortgage Loans (Cost $89,009)				88,488
Real Estate Owned (1.70%) (e) (h)
North America
Real estate-related
28	Single-Family Houses			4,090
2	Commercial Property			8,432
Total Real Estate Owned (Cost $12,254)				12,522
Private Corporate Equity Investments (2.99%)
North America (2.99%)
Consumer
1,592	Non-Exchange Traded Corporate Equity			3,032
Diversified
160	Non-Exchange Traded Corporate Equity			2,389
Mortgage-related—Commercial
8,171	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			7,687
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,871
Mortgage-related—Residential
9,482	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			4,325
7,479	Non-Exchange Traded Equity Investment in Mortgage Originators			1,043
Technology
99	Non-Exchange Traded Corporate Equity			741
Total North America (Cost $22,598)				22,088
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe				—
Private Corporate Equity Investments (Cost $22,598)				22,088
Total Long Investments (Cost $1,672,400)				$1,661,118

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (14.30%) (a) (b) (j)
$19,472	Bank of America Securities	(0.25)%	1/16	$19,472
	Collateralized by Par Value $19,570
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 11/20
15,296	Barclays Capital Inc.	(0.48)%	1/16	15,295
	Collateralized by Par Value $14,941
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 4/18
14,756	Bank of America Securities	0.35%	1/16	14,756
	Collateralized by Par Value $15,000
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 2/25
13,200	Deutsche Bank Securities	(1.00)%	1/16	13,200
	Collateralized by Par Value $13,200
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/25
8,240	Bank of America Securities	0.40%	1/16	8,240
	Collateralized by Par Value $8,250
	U.S. Treasury Note, Coupon 1.75%,
	Maturity Date 12/20
7,905	Barclays Capital Inc.	(0.48)%	1/16	7,905
	Collateralized by Par Value $7,050
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
5,000	Bank of America Securities	0.30%	1/16	5,000
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
3,980	Bank of America Securities	0.40%	1/16	3,980
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 6/20
3,965	Bank of America Securities	0.40%	1/16	3,965
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 5/20
3,960	Bank of America Securities	0.40%	1/16	3,960
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 3/20

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$3,204	Bank of America Securities	0.40%	1/16	$3,204
	Collateralized by Par Value $3,200
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
2,008	Bank of America Securities	0.35%	1/16	2,008
	Collateralized by Par Value $2,000
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 7/22
1,985	RBC Capital Markets LLC	0.38%	1/16	1,985
	Collateralized by Par Value $1,916
	Sovereign Government Bond, Coupon 4.00%,
	Maturity Date 9/16
1,978	Bank of America Securities	0.25%	1/16	1,977
	Collateralized by Par Value $2,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 1/20
417	CS First Boston	(3.25)%	1/16	417
	Collateralized by Par Value $560
	Exchange-Traded Corporate Debt, Coupon 10.00%,
	Maturity Date 6/20
336	RBC Capital Markets LLC	(0.75)%	1/16	336
	Collateralized by Par Value $560
	Exchange-Traded Corporate Debt, Coupon 11.00%,
	Maturity Date 3/20
Total Repurchase Agreements (Cost $105,329)				$105,700
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-98.62%) (a) (b)
TBA–Fixed Rate Agency Securities Sold Short (-82.93%) (k)
North America
Government
$(110,327)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	1/16	$(116,593)
(79,210)	Federal National Mortgage Association (30 year)	4.50%	1/16	(85,553)
(69,760)	Federal National Mortgage Association (15 year)	3.50%	1/16	(73,054)
(51,970)	Federal National Mortgage Association (30 year)	5.00%	1/16	(57,214)
(48,200)	Federal National Mortgage Association (30 year)	4.00%	2/16	(50,911)
(43,842)	Federal National Mortgage Association (30 year)	3.50%	1/16	(45,233)
(37,140)	Federal National Mortgage Association (15 year)	3.00%	1/16	(38,264)
(21,881)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	1/16	(23,577)
(23,600)	Federal National Mortgage Association (30 year)	3.00%	2/16	(23,555)
(17,600)	Federal National Mortgage Association (30 year)	3.50%	2/16	(18,120)
(16,510)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	1/16	(17,018)
(13,980)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	1/16	(14,618)
(13,742)	Federal National Mortgage Association (30 year)	3.00%	1/16	(13,743)
(11,170)	Federal National Mortgage Association (15 year)	4.00%	1/16	(11,629)
(10,150)	Government National Mortgage Association (30 year)	4.00%	1/16	(10,782)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	1/16	(7,646)
(5,050)	Government National Mortgage Association (30 year)	3.50%	1/16	(5,267)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$612,749)				(612,777)
Government Debt Sold Short (-15.43%)
North America (-12.11%)
Government
(90,120)	U.S. Treasury Note	1.25% - 2.25%	10/18 - 8/25	(89,489)
Total North America (Proceeds -$89,735)				(89,489)
Europe (-3.32%)
Government
(23,907)	European Sovereign Bond	0.25% - 4.00%	9/16 - 4/19	(24,562)
Total Europe (Proceeds -$26,010)				(24,562)
Total Government Debt Sold Short (Proceeds -$115,745)				(114,051)
Corporate Debt Sold Short (-0.06%)
North America
Energy
(1,120)	Various	10.00% - 11.00%	3/20 - 6/20	(448)
Total Corporate Debt Sold Short (Proceeds -$676)				(448)
Common Stock Sold Short (-0.20%)
North America
Energy
(306)	Exchange Traded Equity			(1,471)
Total Common Stock Sold Short (Proceeds -$1,878)				(1,471)
Total Investments Sold Short (Proceeds -$731,048)				$(728,747)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (22.05%) (a) (b)
Swaps (21.58%) (ad)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (l)	Credit
CDX.NA.HY 25 35-100		$442,140	12/20	$81,758
ITRX EUR XOVER 24 5Y 35-100		229,954	12/20	46,716
Other		121,730	6/18 - 6/20	7,278
Interest Rate Swaps (m)	Interest Rates	545,232	12/16 - 12/45	7,254
Credit Default Swaps on Asset-Backed Indices (l)	Credit	1,468	12/37	56
North America
Total Return Swaps
Communications (q)	Credit	3,836	3/16 - 12/16	49
Consumer (q)	Credit	4,880	3/16 - 1/17	31
Energy (q)	Credit	729	10/16	5
Total Total Return Swaps				85
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (n)	Credit	(95,589)	5/46 - 5/63	5,354
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(15,208)	12/17 - 12/19	1,891
Interest Rate Swaps (o)	Interest Rates	(608,365)	12/16 - 12/45	2,689
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—residential	Credit	(8,967)	9/34 - 12/35	6,332
Credit Default Swaps on Corporate Bonds (n)
Consumer	Credit	(590)	12/19	10
Total Swaps (Net cost $161,193)				159,423
Futures (0.01%)
Long Futures:
U.S. Treasury Note Futures (s)	Interest Rates	6,300	3/16	2
Eurodollar Futures (r)	Interest Rates	23,000	6/17	17
Short Futures:
Eurodollar Futures (r)	Interest Rates	(90,000)	12/16	13
Total Futures				32
Options (0.29%)
Purchased Options:
Put Options on Credit Default Swaps on Corporate Bond Indices (v)	Credit	138,000	3/16	2,050
Call Options on U.S. Treasury Futures (t)	Interest Rates	3,900	2/16	51
Put Options on U.S. Treasury Futures (t)	Interest Rates	3,900	2/16	61
Total Options (Cost $2,600)				2,162
Forwards (0.15%)
Short Forwards
Currency Forwards (ab)	Currency	(95,326)	3/16	1,138
Total Forwards				1,138

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Warrants (0.02%)
North America
Warrants (u)
Mortgage-related—residential	Equity Market	$1,555		$150
Total Warrants (Cost $150)				150
Total Financial Derivatives–Assets (Net cost $163,943)				$162,905
Financial Derivatives–Liabilities (-8.18%) (a) (b)
Swaps (-7.87%) (ad)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (l)	Credit	$4,458	10/52 - 5/63	$(365)
Interest Rate Swaps (m)	Interest Rates	129,975	10/16 - 12/45	(278)
North America
Total Return Swaps
Basic Materials (q)	Credit	6,477	3/16	(822)
Communications (q)	Credit	11,009	3/16 - 8/16	(2,581)
Consumer (q)	Credit	4,983	6/16 - 8/16	(143)
Diversified (q)	Credit	2,765	3/16	(171)
Energy (q)	Credit	4,076	4/16 - 8/16	(812)
Energy (p)	Equity Market	35	7/17	—
Financial (q)	Credit	2,646	9/16	(10)
Financial (p)	Equity Market	21,635	11/16	—
Industrial (q)	Credit	1,000	3/16	(39)
Technology (q)	Credit	2,650	1/17	(84)
Total Total Return Swaps				(4,662)
Short Swaps:
Interest Rate Swaps (o)	Interest Rates	(518,235)	1/16 - 1/46	(4,656)
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(1,001,913)	12/16 - 12/20	(47,298)
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—residential	Credit	(3,209)	10/34 - 3/35	(221)
Credit Default Swaps on Corporate Bonds (n)
Consumer	Credit	(8,780)	9/19 - 12/20	(584)
Financial	Credit	(4,000)	3/20	(99)
Total Credit Default Swaps on Corporate Bonds				(683)
Total Return Swaps
Energy (p)	Equity Market	(58)	7/17	—
Financial (p)	Equity Market	(4,048)	3/17	—
Total Total Return Swaps				—
Total Swaps (Net proceeds -$53,679)				(58,163)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Futures (-0.07%)
Long Futures:
U.S. Treasury Note Futures (s)	Interest Rates	$37,700	3/16	$(235)
Short Futures:
Eurodollar Futures (r)	Interest Rates	(306,000)	3/16 - 9/17	(293)
Total Futures				(528)
Options (-0.24%)
Purchased Options:
Straddle Swaption (y)	Interest Rates	8,400	11/18	(31)
Written Options:
Call Options on Credit Default Swaps on Corporate Bond Indices (w)	Credit	(273,100)	1/16 - 2/16	(884)
Put Options on Credit Default Swaps on Corporate Bond Indices (x)	Credit	(171,750)	2/16 - 3/16	(720)
Straddle Swaption (y)	Interest Rates	(13,100)	1/16 - 6/16	(125)
Total Options (Proceeds -$2,521)				(1,760)
Forwards (0.00%)
Long Forwards:
Currency Forwards (aa)	Currency	2,734	3/16	(13)
Total Forwards				(13)
Mortgage Loan Purchase Commitments (0.00%)
North America
Mortgage Loan Purchase Commitments (z)
Mortgage-related—residential	Interest Rates	7,713	1/16 - 2/16	(8)
Total Mortgage Loan Purchase Commitments				(8)
Total Financial Derivatives–Liabilities (Net proceeds -$56,200)				$(60,472)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONCLUDED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At December 31, 2015, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 77.17%, 47.44%, and 18.91% of equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)	Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments.

(f)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Financial Management LLC. Through its participation certificates, the Company has beneficial interests in the cash flows of the underlying loans held by the trust. At December 31, 2015 loans held in the related party trust for which the Company has beneficial interests in the residual cash flows, totaled $3.8 million.

(g)	Includes non-performing commercial loans in the amount of $22.6 million whereby principal and/or interest is past due and a maturity date is not applicable.

(h)	Number of properties not shown in thousands, represents actual number of properties owned.

(i)	As of December 31, 2015, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $5.9 million.

(j)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(k)
At December 31, 2015, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 57.51%, 23.25%, and 2.17% of equity, respectively.

(l)	For long credit default swaps, the Company sold protection.

(m)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(n)	For short credit default swaps, the Company purchased protection.

(o)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(p)	Notional value represents number of underlying shares times the closing price of the underlying security.

(q)	Notional value represents outstanding principal balance on underlying corporate debt.

(r)	Every $1,000,000 in notional value represents one contract.

(s)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of December 31, 2015, 343 long futures contracts were held.

(t)	Represents the option on the part of the Company to enter into a futures contract with a counterparty; as of December 31, 2015, 39 put options and 39 call options contracts were held.

(u)	Notional value represents number of warrants.

(v)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(w)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(x)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(y)	Represents the combination of a written payer swaption and a written receiver swaption on the same underlying swap.

(z)	Notional value represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.

(aa)	Notional value represents U.S. Dollars to be paid by the Company at the maturity of the forward contract.

(ab)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(ac)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	143.52%
A/A/A	0.32%
Baa/BBB/BBB	1.07%
Ba/BB/BB or below	34.89%
Unrated	44.99%
(ad)The following table shows the Company's swap assets and liabilities by dealer as a percentage of Total Equity

Dealer/Parent Company	Asset/Liability	Percent of Equity
Affiliates of Bank of America	Financial derivatives—asset	6.01%
Affiliates of JP Morgan	Financial derivatives—liability	(6.32)%

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

(k)	For long credit default swaps, the Company sold protection.

(l)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(m)	For short credit default swaps, the Company purchased protection.

(n)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(o)	Notional value represents number of underlying shares times the closing price of the underlying security.

(p)	Every $1,000,000 in notional value represents one contract.

(q)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of December 31, 2014, 1,346 contracts were held.

(r)	Notional value represents number of warrants.

(s)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(t)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(u)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(v)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(w)	Represents the option on the part of the Company to enter into a futures contract with a counterparty; as of December 31, 2014, 110 contracts were held.

(x)	Notional value represents U.S. Dollars to be paid by the Company at the maturity of the forward contract.

(y)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	163.60%
A/A/A	0.98%
Baa/BBB/BBB	5.62%
Ba/BB/BB or below	80.65%
Unrated	24.61%

(aa)	The following table shows the Company's swap liabilities by dealer as a percentage of Total Equity:

Dealer/Parent Company	Percent of Equity
Affiliates of JP Morgan	(5.18)%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014(1)	Year Ended December 31, 2013(1)
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$101,783	$93,533	$85,740
Other income	2,813	318	—
Total investment income	104,596	93,851	85,740
EXPENSES
Base management fee	11,493	10,751	9,115
Incentive fee	—	1,400	8,366
Interest expense	12,112	9,927	11,025
Other investment related expenses	5,612	4,689	496
Professional fees	3,129	2,795	1,783
Administration fees	1,355	1,231	1,133
Compensation expense	1,508	1,182	1,721
Insurance expense	641	734	706
Directors' fees and expenses	259	271	253
Share-based LTIP expense	393	267	179
Other expenses	1,918	1,853	1,308
Total expenses	38,420	35,100	36,085
NET INVESTMENT INCOME	66,176	58,751	49,655
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	34,384	16,859	39,485
Financial derivatives, excluding currency forwards	(15,096)	(12,841)	(21,479)
Financial derivatives—currency forwards	4,738	1,630	—
Foreign currency transactions	(3,073)	(1,486)	(4)
	20,953	4,162	18,002
Change in net unrealized gain (loss) on:
Investments	(56,869)	6,258	(1,819)
Financial derivatives, excluding currency forwards	9,498	(9,058)	13,520
Financial derivatives—currency forwards	377	786	(38)
Foreign currency translation	(1,706)	(950)	42
	(48,700)	(2,964)	11,705
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(27,747)	1,198	29,707
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	38,429	59,949	79,362
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	340	782	838
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$38,089	$59,167	$78,524
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.13	$2.09	$3.28
(1) Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2014, 12/31/2013, and 12/31/2012, respectively)	$782,155	$6,389	$788,544	$620,401	$5,648	$626,049	$506,355	$—	$506,355
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			66,176			58,751			49,655
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			20,953			4,162			18,002
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(48,700)			(2,964)			11,705
Net increase in equity resulting from operations	38,089	340	38,429	59,167	782	59,949	78,524	838	79,362
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Proceeds from the issuance of shares(1)	—		—	188,400		188,400	125,600		125,600
Shares issued in connection with incentive fee payment	—		—	449		449	1,262		1,262
Contributions from non-controlling interests		2,153	2,153		1,793	1,793		5,880	5,880
Dividends(2)	(82,940)	(520)	(83,460)	(85,796)	(653)	(86,449)	(91,256)	(811)	(92,067)
Distributions to non-controlling interests		(1,468)	(1,468)		(1,667)	(1,667)		(260)	(260)
Adjustment to non-controlling interest	(6)	6	—	(484)	484	—	—	—	—
Offering costs	—		—	(247)		(247)	(262)		(262)
Shares repurchased	(5,639)		(5,639)	—		—	—		—
Share-based LTIP awards	390	3	393	265	2	267	178	1	179
Net increase (decrease) in equity from transactions	(88,195)	174	(88,021)	102,587	(41)	102,546	35,522	4,810	40,332
Net increase (decrease) in equity	(50,106)	514	(49,592)	161,754	741	162,495	114,046	5,648	119,694
ENDING EQUITY (12/31/2015, 12/31/2014, and 12/31/2013, respectively)	$732,049	$6,903	$738,952	$782,155	$6,389	$788,544	$620,401	$5,648	$626,049

(1)	For the year ended December 31, 2014 proceeds from the issuance of shares is net of an underwriters' discount of $3.0 million.

(2)	For the years ended December 31, 2015, 2014, and 2013, dividends totaling $2.45, $3.08, and $3.83, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$38,429	$59,949	$79,362
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(23,454)	(6,008)	(18,002)
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	48,649	3,564	(11,663)
Amortization of premiums and accretion of discounts (net)	21,815	(9,131)	(18,619)
Purchase of investments	(3,381,699)	(5,298,446)	(2,224,370)
Proceeds from disposition of investments	3,570,304	4,755,862	1,713,538
Proceeds from principal payments of investments	284,166	186,094	190,720
Proceeds from investments sold short	1,461,459	1,606,561	947,556
Repurchase of investments sold short	(2,031,578)	(1,215,239)	(702,846)
Payments made to open financial derivatives	(331,643)	(61,080)	(25,624)
Proceeds received to close financial derivatives	301,902	85,572	42,643
Proceeds received to open financial derivatives	114,201	87,441	39,822
Payments made to close financial derivatives	(174,313)	(130,389)	(46,419)
Shares issued in connection with incentive fee payment	—	449	1,262
Share-based LTIP expense	393	267	179
(Increase) decrease in assets:
Repurchase agreements	66,301	(144,039)	(14,312)
Receivable for securities sold and financial derivatives	531,844	(354,587)	(256,086)
Due from brokers	5,360	(64,394)	(59,827)
Interest and principal receivable	167	(13,780)	(1,112)
Restricted cash	(4,857)	—	—
Other assets	(3,295)	(565)	(1,095)
Increase (decrease) in liabilities:
Due to brokers	92,573	2,462	(11,192)
Payable for securities purchased and financial derivatives	66,618	(94,300)	135,714
Accounts payable and accrued expenses	846	1,205	(75)
Incentive fee payable	—	(3,091)	(4,252)
Other liabilities	828	—	(903)
Interest and dividends payable	(580)	865	789
Base management fee payable	(190)	599	430
Net cash provided by (used in) operating activities	654,246	(604,159)	(244,382)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2015	2014	2013
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Proceeds from the issuance of shares	$—	$188,400	$125,600
Contributions from non-controlling interests	2,153	1,793	5,880
Shares repurchased	(5,639)	—	—
Offering costs paid	(56)	(288)	(444)
Dividends paid	(83,460)	(86,449)	(92,067)
Distributions to non-controlling interests	(1,468)	(1,667)	(260)
Principal payments on securitized debt	(763)	(246)	(370)
Borrowings under reverse repurchase agreements (1)	9,758,474	23,414,375	3,286,194
Repayments of reverse repurchase agreements (1)	(10,253,718)	(22,981,108)	(2,955,746)
Net cash provided by (used in) financing activities	(584,477)	534,810	368,787
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,769	(69,349)	124,405
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,140	183,489	59,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$183,909	$114,140	$183,489
Supplemental disclosure of cash flow information:
Interest paid	$12,112	$9,544	$10,389
Shares issued in connection with incentive fee payment (non-cash)	$—	$449	$1,262
Share-based LTIP awards (non-cash)	$393	$267	$179
Aggregate TBA trade activity (buys + sells) (non-cash)	$36,357,456	$30,136,820	$24,946,079
(1) Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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
Ellington Financial Management LLC ("EFM" or the "Manager") is an SEC-registered investment adviser and a registered commodity pool operator that serves as the Manager to the Company pursuant to the terms of its sixth amended and restated management agreement (the "Management Agreement"). EFM is an affiliate of Ellington Management Group, L.L.C., an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Company's Board of Directors ("Board of Directors").
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, non-Agency mortgage-backed securities determined to have sufficiently observable market data, U.S. Treasury securities and certain sovereign debt, commonly traded derivatives, such as interest rate swaps and foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are RMBS, CMBS, ABS, and credit default swaps, or "CDS," on individual ABS, distressed corporate debt, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, non-listed equities, and private corporate debt and equity investments.

For certain financial instruments, the various inputs that management uses to measure fair value for such financial instrument may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for such financial instrument is based on the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the various inputs that management uses to measure fair value with the highest priority to inputs that are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets (Level 1) and the lowest priority to inputs that are unobservable and significant to the fair value measurement (Level 3). The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses third-party valuations and information obtained from market transactions involving identical or similar assets or liabilities. The income approach uses projections of the future economic benefit of an instrument to determine its fair value, such as in the discounted cash flow methodology. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. Transfers between levels of the fair value hierarchy are assumed to occur at the end of the reporting period.
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
For mortgage-backed securities, or "MBS," including To Be Announced MBS, or "TBAs," CLOs, and distressed corporate debt and equity management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Valuations for fixed rate MBS pass-throughs issued by a U.S. government agency or government-sponsored enterprise are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically designated as Level 2 assets, although Agency interest only and inverse interest only RMBS are currently designated as Level 3 assets since they generally have less price transparency. Non-Agency MBS and CLOs are generally classified as either Level 2 or Level 3 based on analysis of available market data such as recent trades and executable bids. The Company's investments in distressed corporate debt are in the form of loans as well as total return swaps on loans. Valuations are typically based on prices of the underlying loans received from widely used third-party pricing services. These investments as well as related non-listed equity investments are generally designated as Level 3 assets. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
For residential and commercial mortgage loans, consumer loans, and real estate owned properties, or "REO," management determines fair value by taking into account both external pricing data, when available, and internal pricing models. Non-performing mortgage loans and REO are typically valued based on management's estimates of the value of the underlying real estate, using various information including general economic data, broker price opinions, or "BPOs," recent sales, property appraisals, and bids. Performing mortgage loans and consumer loans are typically valued using discounted cash flows based on market assumptions and non-QM residential mortgage loans are valued using matrix pricing. Cash flow assumptions typically include projected default and prepayment rates and loss severities, and may include adjustments based on appraisals and BPOs. Mortgage and consumer loans and REO properties are classified as Level 3 assets.

For financial derivatives with greater price transparency, such as CDS on asset-backed indices, CDS on corporate indices, certain options on the foregoing, and total return swaps on publicly-traded equities, market-standard pricing sources are used to obtain valuations; these financial derivatives are generally designated as Level 2 instruments. Interest rate swaps, swaptions, and foreign currency forwards are typically valued based on internal models that use observable market data, including applicable interest rates and foreign currency rates in effect as of the measurement date; the model-generated valuations are then typically compared to counterparty valuations for reasonableness. These financial derivatives are also generally designated as Level 2 instruments. Financial derivatives with less price transparency, such as CDS on individual ABS, are generally valued based on internal models, and are typically designated as Level 3 instruments. In the case of CDS on individual ABS, the valuation process typically starts with an estimation of the value of the underlying ABS. In valuing its derivatives, the Company also considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement.
Investments in private operating entities, such as mortgage originators, are valued based on available metrics, such as relevant market multiples and comparable company valuations, and company specific-financial data including actual and projected results. These investments are designated as Level 3 assets.
The Company's repurchase agreements are carried at fair value based on their contractual amounts as the debt is short-term in nature. The Company's reverse repurchase agreements are carried at cost, which approximates fair value. Repurchase and reverse repurchase agreements are classified as Level 2 assets and liabilities based on the adequacy of the collateral and their short term nature.
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
(D) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in an interest bearing overnight account and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy. Restricted cash represents cash that the Company can use only for specific purposes. See Note 13 for further discussion of restricted cash balances.
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
Swaps change in value with movements in interest rates, credit quality, or total return of the reference securities. During the term of swap contracts, changes in value are recognized as unrealized gains or losses. When a contract is terminated, the Company realizes a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. Upfront payments paid and/or received by the Company to open swap contracts are recorded as an asset and/or liability on the Consolidated Statement of Assets, Liabilities, and Equity and are recorded as a realized gain or loss on the termination date.
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
Commitments to Purchase Residential Mortgage Loans: The Company enters into forward purchase commitments under flow agreements, whereby the Company commits to purchasing the loans based on pre-defined underwriting guidelines and at stated interest rates. Actual loan purchases are contingent upon successful loan closings. These commitments to purchase mortgage loans are classified as derivatives on the Company's Consolidated Statement of Assets, Liabilities, and Equity and are, therefore, recorded as assets or liabilities measured at fair value. Until the purchase commitment expires or the underlying loan closes, changes in the estimated fair value of such commitments are recognized as unrealized gains or losses in the Consolidated Statement of Operations.
Financial derivatives disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, credit default swaps on corporate bonds, interest rate swaps, total return swaps, futures contracts, foreign currency forwards, options contracts, warrants, and mortgage loan purchase commitments.
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
(F) Investments Sold Short: When the Company sells securities short, it typically satisfies its security delivery settlement obligation by obtaining the security sold short from the same or a different counterparty. The Company generally is required to deliver cash or securities as collateral to the counterparty for the Company's obligation to return the borrowed security. The amount by which the market value of the obligation falls short of or exceeds the proceeds from the short sale is treated as an unrealized gain or loss, respectively. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the proceeds originally received.
(G) Reverse Repurchase Agreements: The Company enters into reverse repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. The Company accounts for reverse repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the reverse repurchase agreement, on the amount borrowed over the term of the reverse repurchase agreement. The interest rate on a reverse repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a reverse repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the reverse repurchase agreement. Reverse repurchase agreements are carried at their contractual amounts, which approximate fair value as the debt is short-term in nature.
(H) Repurchase Agreements: The Company enters into repurchase agreement transactions with third-party broker-dealers whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. The interest rate on a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Equity. Repurchase agreements are carried at fair value based on their contractual amounts as the debt is short-term in nature. Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements reported on a net basis in the Company's consolidated financial statements.
(I) Securitized Debt: The Company entered into a resecuritization transaction in January 2012, which was accounted for as a collateralized borrowing. The asset contributed to the securitization was not derecognized but rather, the liability issued by the securitization was recorded to reflect the term financing of the re-securitized asset. Under ASC 825-10, Financial Instruments ("ASC 825"), the Company elected to carry this securitized debt at fair value. As of December 31, 2015, this securitized debt was fully repaid.
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

(K) REO: When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company holds all REO at fair value.
(L) Investments in Operating Entities: The Company has made and may in the future make non-controlling investments in operating entities such as mortgage originators. Investments in such operating entities may be in the form of preferred and/or common equity, debt, or some other form of investment. The Company carries its investments in such entities at fair value. The impact of these investments and their results of operations are immaterial to the Company's financial condition and results of operations. The Company has entered into flow purchase and sale agreements with, or funded and caused a letter of credit to be issued to, an investee in which it has a non-controlling equity investment. In such cases the Company has applied the equity method of accounting to such equity investments and has elected to fair value such investments under the fair value option within ASC 825.
(M) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against shareholders' equity. Offering costs typically include legal, accounting, printing, and other fees associated with the cost of raising capital.
(N) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
(O) Other Investment Related Expenses: Other investment related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, mostly through the use of total return swaps, servicing fees on our mortgage and consumer loans, corporate and escrow advances on loans within our loan portfolios, and various other expenses and fees related directly to the Company's financial instruments. Other investment related expenses are generally recognized as incurred on the Consolidated Statement of Operations; dividend expense on common stock sold short is recognized on the ex-dividend date.
(P) LTIP Units: Long term incentive plan units ("LTIP units") have been issued to the Company's dedicated or partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP units issued to dedicated or partially dedicated personnel, or to independent directors, are measured as of the grant date based on the closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for LTIP units issued under the Ellington Incentive Plan for Individuals (the "Individual LTIP") are typically one year for independent directors, and are typically one year to two years for dedicated or partially dedicated personnel.
(Q) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties and consist of units convertible into the Company's common shares. Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests do not consist of units convertible into the Company's common shares. The Company adjusts the non-controlling interests owned by an affiliate of the Manager and certain related parties to align their carrying value with the share of total outstanding operating partnership units ("OP Units") issued by the Operating Partnership to the non-controlling interest. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 9 for further discussion of non-controlling interests.
(R) Dividends: Dividends payable by the Company are recorded on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(S) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares outstanding and issued.
(T) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of LTIP units which are participating securities, by the weighted average number of common shares outstanding calculated including LTIP units. Because the Company's LTIP units are participating securities, they are included in the calculation of basic and diluted EPS. OP Units relating to a non-controlling interest are also participating securities and, accordingly, are included in the calculation of both basic and diluted EPS.
(U) Foreign Currency: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Foreign currency transactions and Foreign currency translation, respectively, on the Consolidated Statement of Operations.
(V) Income Taxes: The Company intends to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. In addition, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes, and one intends to elect to be taxed as a real estate investment trust beginning with the tax year ending December 31, 2015.
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
(W) Recent Accounting Pronouncements: In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). This amends ASC 860, Transfers and Servicing ("ASC 860"), to require disclosure of repurchase-to-maturity transactions to be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with a contemporaneous repo will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged under repurchase agreements accounted for as secured borrowings. ASU 2014-11 is effective for interim and annual periods beginning after December 15, 2014. The adoption of ASC 860, as amended by ASU 2014-11 did not have a material impact on the Company's consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810, Consolidation (ASC "810"), to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2015:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$160,000	$—	$—	$160,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,035,662	$24,918	$1,060,580
Private label residential mortgage-backed securities	—	138,482	116,435	254,917
Private label commercial mortgage-backed securities	—	—	34,145	34,145
Commercial mortgage loans	—	—	66,399	66,399
Residential mortgage loans	—	—	22,089	22,089
Collateralized loan obligations	—	—	45,974	45,974
Consumer loans and asset-backed securities backed by consumer loans	—	—	115,376	115,376
Corporate debt	—	—	27,028	27,028
Real estate owned	—	—	12,522	12,522
Private corporate equity investments	—	—	22,088	22,088
Total investments, at fair value	—	1,174,144	486,974	1,661,118
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	6,332	6,332
Credit default swaps on corporate bond indices	—	137,643	—	137,643
Credit default swaps on corporate bonds	—	10	—	10
Credit default swaps on asset-backed indices	—	5,410	—	5,410
Interest rate swaps	—	9,943	—	9,943
Total return swaps	—	—	85	85
Options	112	2,050	—	2,162
Futures	32	—	—	32
Forwards	—	1,138	—	1,138
Warrants	—	—	150	150
Total financial derivatives–assets, at fair value	144	156,194	6,567	162,905
Repurchase agreements	—	105,700	—	105,700
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$144	$1,436,038	$493,541	$1,929,723
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(612,777)	$—	$(612,777)
Government debt	—	(114,051)	—	(114,051)
Corporate debt	—	—	(448)	(448)
Common stock	(1,471)	—	—	(1,471)
Total investments sold short, at fair value	(1,471)	(726,828)	(448)	(728,747)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(47,298)	—	(47,298)
Credit default swaps on corporate bonds	—	(683)	—	(683)
Credit default swaps on asset-backed indices	—	(365)	—	(365)
Credit default swaps on asset-backed securities	—	—	(221)	(221)
Interest rate swaps	—	(4,934)	—	(4,934)
Total return swaps	—	—	(4,662)	(4,662)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Options	$—	$(1,604)	$—	$(1,604)
Swaptions	—	(156)	—	(156)
Futures	(528)	—	—	(528)
Forwards	—	(13)	—	(13)
Mortgage loan purchase commitments	—	(8)	—	(8)
Total financial derivatives–liabilities, at fair value	(528)	(55,061)	(4,883)	(60,472)
Guarantees(1)	—	—	(828)	(828)
Total investments sold short, financial derivatives–liabilities, securitized debt, and guarantees, at fair value	$(1,999)	$(781,889)	$(6,159)	$(790,047)

(1)	Included in Other liabilities on the Consolidated Statement of Assets, Liabilities, and Equity.
There were no transfers of financial instruments between Level 1 and Level 2 during the year ended December 31, 2015.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$89,549	Market Quotes	Non Binding Third-Party Valuation	$1.81	$151.86	$68.47
Collateralized loan obligations	41,978	Market Quotes	Non Binding Third-Party Valuation	13.00	102.00	84.84
Corporate debt and non-exchange traded corporate equity	18,972	Market Quotes	Non Binding Third-Party Valuation	3.00	200.00	77.85
Private label commercial mortgage-backed securities	20,365	Market Quotes	Non Binding Third-Party Valuation	6.07	73.20	41.28
Agency interest only residential mortgage-backed securities	21,067	Market Quotes	Non Binding Third-Party Valuation	2.97	22.41	11.08
Total return swaps	(4,577)	Market Quotes	Non Binding Third-Party Valuation (1)	36.38	99.88	56.38
Private label residential mortgage-backed securities	26,886	Discounted Cash Flows	Yield	3.4%	27.1%	19.9%
			Projected Collateral Prepayments	5.4%	74.6%	46.3%
			Projected Collateral Losses	2.9%	24.5%	11.4%
			Projected Collateral Recoveries	0.3%	13.0%	8.0%
			Projected Collateral Scheduled Amortization	8.6%	88.6%	34.3%
						100.0%
Private label commercial mortgage-backed securities	13,780	Discounted Cash Flows	Yield	19.2%	25.0%	22.1%
			Projected Collateral Losses	0.7%	2.3%	1.6%
			Projected Collateral Recoveries	1.5%	14.3%	8.4%
			Projected Collateral Scheduled Amortization	83.4%	97.6%	90.0%
						100.0%
Corporate debt and warrants	13,920	Discounted Cash Flows	Yield	15.0%	20.0%	16.2%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$3,996	Discounted Cash Flows	Yield	8.3%	20.6%	13.5%
			Projected Collateral Prepayments	31.9%	52.3%	41.1%
			Projected Collateral Losses	2.6%	17.3%	12.9%
			Projected Collateral Recoveries	2.3%	15.5%	10.1%
			Projected Collateral Scheduled Amortization	33.3%	51.5%	35.9%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	115,376	Discounted Cash Flows	Yield	9.0%	15.0%	10.4%
			Projected Collateral Prepayments	0.0%	40.9%	30.9%
			Projected Collateral Losses	1.0%	33.8%	7.3%
			Projected Collateral Scheduled Amortization	57.3%	80.8%	61.8%
						100.0%
Performing commercial mortgage loans	43,847	Discounted Cash Flows	Yield	9.8%	17.6%	11.9%
Non-performing commercial mortgage loans and commercial real estate owned	30,984	Discounted Cash Flows	Yield	10.2%	19.4%	13.7%
			Months to Resolution	4.0	24.0	9.3
Performing residential mortgage loans	13,848	Discounted Cash Flows	Yield	5.5%	8.0%	6.5%
Non-performing residential mortgage loans and residential real estate owned	12,331	Discounted Cash Flows	Yield	5.7%	7.9%	7.3%
			Months to Resolution	3.4	113.6	20.6
Credit default swaps on asset-backed securities	6,111	Net Discounted Cash Flows	Projected Collateral Prepayments	26.6%	44.1%	32.6%
			Projected Collateral Losses	15.0%	33.7%	26.5%
			Projected Collateral Recoveries	6.8%	16.9%	12.0%
			Projected Collateral Scheduled Amortization	24.5%	33.1%	28.9%
						100.0%
Non-exchange traded equity investments in commercial mortgage-related private partnerships	10,558	Discounted Cash Flows	Yield	14.0%	16.5%	14.7%
			Expected Holding Period (Months)	14.3	27.0	23.5
Agency interest only residential mortgage-backed securities	3,851	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	441	1,672	622
			Projected Collateral Prepayments	18.0%	100.0%	70.4%
			Projected Collateral Scheduled Amortization	0.0%	82.0%	29.6%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entities	2,738	Enterprise Value	Equity Multiple(3)	2.7x	2.7x	2.7x
Non-exchange traded preferred and common equity investment in mortgage-related entities	2,630	Recent Transactions	Transaction Price	N/A	N/A	N/A
Guarantees	(828)	Cash Flows	Expected Cash Flows(4)	N/A	N/A	N/A

(1)	Represents valuations on underlying assets.

(2)	Shown in basis points.

(3)	Represent an estimation of where market participants might value an enterprise.

(4)	Represents transactions with a remaining term of less than one year.

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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2014:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents(1)	$100,000	$—	$—	$100,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,258,699	$31,385	$1,290,084
U.S. Treasury securities	—	1,636	—	1,636
Private label residential mortgage-backed securities	—	284,748	274,369	559,117
Private label commercial mortgage-backed securities	—	—	53,311	53,311
Commercial mortgage loans	—	—	28,309	28,309
Residential mortgage loans	—	—	27,482	27,482
Collateralized loan obligations(1)	—	—	121,994	121,994
Consumer loans and asset-backed securities backed by consumer loans(1)	—	—	24,294	24,294
Corporate debt	—	—	42,708	42,708
Real estate owned	—	—	8,635	8,635
Private corporate equity investments	—	—	14,512	14,512
Total investments, at fair value	—	1,545,083	626,999	2,172,082

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$—	$—	$11,387	$11,387
Credit default swaps on corporate bond indices	—	35,865	—	35,865
Credit default swaps on asset-backed indices	—	1,881	—	1,881
Interest rate swaps	—	28,654	—	28,654
Total return swaps	—	8	—	8
Swaptions	—	344	—	344
Options	—	645	—	645
Futures	261	—	—	261
Forwards	—	884	—	884
Warrants	—	—	100	100
Total financial derivatives–assets, at fair value	261	68,281	11,487	80,029
Repurchase agreements	—	172,001	—	172,001
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$261	$1,785,365	$638,486	$2,424,112
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(1,209,539)	$—	$(1,209,539)
Government debt	—	(55,315)	—	(55,315)
Common stock	(26,516)	—	—	(26,516)
Total investments sold short, at fair value	(26,516)	(1,264,854)	—	(1,291,370)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(28,588)	—	(28,588)
Credit default swaps on corporate bonds	—	(2,953)	—	(2,953)
Credit default swaps on asset-backed indices	—	(4,410)	—	(4,410)
Credit default swaps on asset-backed securities	—	—	(239)	(239)
Interest rate swaps	—	(29,405)	—	(29,405)
Total return swaps	—	(21)	—	(21)
Options	—	(146)	—	(146)
Swaptions	—	(137)	—	(137)
Futures	(81)	—	—	(81)
Forwards	—	(136)	—	(136)
Total financial derivatives–liabilities, at fair value	(81)	(65,796)	(239)	(66,116)
Securitized debt(2)	—	—	(774)	(774)
Total investments sold short, financial derivatives–liabilities, and securitized debt, at fair value	$(26,597)	$(1,330,650)	$(1,013)	$(1,358,260)

(1)	Conformed to current period presentation.

(2)
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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities (1)	$201,373	Market Quotes	Non Binding Third-Party Valuation	$1.83	$119.58	$73.58
Collateralized loan obligations(2)	121,674	Market Quotes	Non Binding Third-Party Valuation	21.50	137.00	94.85
Asset-backed securities backed by consumer loans(2)	1,344	Market Quotes	Non Binding Third-Party Valuation	100.00	100.00	100.00
Private label commercial mortgage-backed securities	40,919	Market Quotes	Non Binding Third-Party Valuation	5.62	103.25	66.56
Agency interest only residential mortgage-backed securities	22,928	Market Quotes	Non Binding Third-Party Valuation	3.62	24.86	11.38
Private label residential mortgage-backed securities	72,222	Discounted Cash Flows	Yield	3.0%	13.6%	7.0%
			Projected Collateral Prepayments	6.7%	100.0%	45.6%
			Projected Collateral Losses	0.0%	44.5%	11.3%
			Projected Collateral Recoveries	0.0%	22.4%	8.0%
			Projected Collateral Scheduled Amortization	0.0%	86.4%	35.1%
						100.0%
Private label commercial mortgage-backed securities	12,392	Discounted Cash Flows	Yield	12.0%	51.1%	23.7%
			Projected Collateral Losses	0.1%	2.5%	0.7%
			Projected Collateral Recoveries	0.9%	13.5%	6.2%
			Projected Collateral Scheduled Amortization	85.3%	99.0%	93.1%
						100.0%
Corporate debt, non-exchange traded corporate equity, and warrants	45,668	Discounted Cash Flows	Yield	7.5%	24.3%	13.3%
			Non Binding Third-Party Valuation	$73.00	$108.00	$95.08
Collateralized loan obligations(2)	320	Discounted Cash Flows	Yield	14.4%	14.4%	14.4%
			Projected Collateral Prepayments	62.7%	62.7%	62.7%
			Projected Collateral Losses	4.0%	4.0%	4.0%
			Projected Collateral Recoveries	1.7%	1.7%	1.7%
			Projected Collateral Scheduled Amortization	31.6%	31.6%	31.6%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans(2)	22,950	Discounted Cash Flows	Yield	0.0%	12.0%	9.1%
Performing commercial mortgage loans	21,328	Discounted Cash Flows	Yield	9.2%	13.1%	10.3%
Non-performing commercial mortgage loans	6,981	Discounted Cash Flows	Yield	15.3%	20.1%	16.4%
			Months to Resolution	0.5	10.5	8.2
Non-performing residential mortgage loans and real estate owned	36,117	Discounted Cash Flows	Yield	6.1%	12.0%	7.3%
			Months to Resolution	4.1	79.1	24.6

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Credit default swaps on asset-backed securities	$11,148	Net Discounted Cash Flows	Projected Collateral Prepayments	17.8%	55.8%	32.5%
			Projected Collateral Losses	16.5%	37.7%	29.7%
			Projected Collateral Recoveries	7.7%	18.5%	12.8%
			Projected Collateral Scheduled Amortization	15.9%	43.4%	25.0%
						100.0%
Non-exchange traded preferred equity investment in commercial mortgage-related private partnership	6,241	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
			Expected Holding Period (Months)	17	17	17
Agency interest only residential mortgage-backed securities	8,457	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	(154)	1,796	359
			Projected Collateral Prepayments	50.2%	100.0%	75.5%
			Projected Collateral Scheduled Amortization	0.0%	49.8%	24.5%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entities	5,411	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Includes securitized debt with a fair value of $0.8 million as of December 31, 2014.

(2)	Conformed to current period presentation.

(3)	Shown in basis points.
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

The tables below include a roll-forward of the Company's financial instruments for the years ended December 31, 2015, 2014, and 2013 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2015

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$31,385	$(8,355)	$223	$81	$6,977	$(5,393)	$—	$—	$24,918
Private label residential mortgage-backed securities	274,369	8,593	20,648	(16,429)	62,994	(191,902)	6,687	(48,525)	116,435
Private label commercial mortgage-backed securities	53,311	3,076	2,000	(4,183)	21,382	(41,441)	—	—	34,145
Commercial mortgage loans	28,309	1,895	1,114	(142)	69,778	(34,555)	—	—	66,399
Residential mortgage loans	27,482	1,363	2,372	(505)	19,555	(28,178)	—	—	22,089
Collateralized loan obligations	121,994	(21,110)	46	(4,033)	59,102	(110,025)	—	—	45,974
Consumer loans and asset-backed securities backed by consumer loans	24,294	(6,197)	—	283	139,373	(42,377)	—	—	115,376
Corporate debt	42,708	60	(4,028)	(6,882)	28,942	(33,772)	—	—	27,028
Real estate owned	8,635	—	1,168	381	14,155	(11,817)	—	—	12,522
Private corporate equity investments	14,512	—	116	(306)	8,347	(581)	—	—	22,088
Total investments, at fair value	626,999	(20,675)	23,659	(31,735)	430,605	(500,041)	6,687	(48,525)	486,974
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	11,387	—	(2,964)	2,098	28	(4,217)	—	—	6,332
Total return swaps	—	—	113	85	—	(113)	—	—	85
Warrants	100	—	—	—	50	—	—	—	150
Total financial derivatives– assets, at fair value	11,487	—	(2,851)	2,183	78	(4,330)	—	—	6,567
Total investments and financial derivatives–assets, at fair value	$638,486	$(20,675)	$20,808	$(29,552)	$430,683	$(504,371)	$6,687	$(48,525)	$493,541
Liabilities:
Investments sold short, at fair value
Corporate debt	$—	$(2)	$197	$228	$1,372	$(2,243)	$—	$—	$(448)
Total investments sold short, at fair value	—	(2)	197	228	1,372	(2,243)	—	—	(448)
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	(239)	—	(102)	35	—	85	—	—	(221)
Total return swaps	—	—	2,516	(4,662)	14	(2,530)	—	—	(4,662)
Total financial derivatives– liabilities, at fair value	(239)	—	2,414	(4,627)	14	(2,445)	—	—	(4,883)
Securitized debt:
Securitized debt	(774)	(15)	—	26	763	—	—	—	—
Total securitized debt	(774)	(15)	—	26	763	—	—	—	—

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2015
(continued)
Guarantees:
Guarantees	$—	$—	$—	$(828)	$—	$—	$—	$—	$(828)
Total guarantees	—	—	—	(828)	—	—	—	—	(828)
Total investments sold short, financial derivatives– liabilities, securitized debt, and guarantees, at fair value	$(1,013)	$(17)	$2,611	$(5,201)	$2,149	$(4,688)	$—	$—	$(6,159)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2015, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2015. For Level 3 financial instruments held by the Company at December 31, 2015, change in net unrealized gain (loss) of $(20.7) million, $7 thousand, $(4.6) million, and $(0.8) million, for the year ended December 31, 2015 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and guarantees, respectively.
For the year ended December 31, 2015, the Company transferred $48.5 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, for the year ended December 31, 2015, the Company transferred $6.7 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2014, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Year Ended December 31, 2014

(In thousands)	Ending Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$40,504	$(8,738)	$1,404	$(2,078)	$8,448	$(8,155)	$—	$—	$31,385
Private label residential mortgage-backed securities	580,772	20,544	38,600	(18,406)	382,956	(445,349)	—	(284,748)	274,369
Private label commercial mortgage-backed securities	32,994	1,328	7,055	(357)	116,128	(103,837)	—	—	53,311
Commercial mortgage loans	23,887	2,739	3,156	(632)	41,856	(42,697)	—	—	28,309
Residential mortgage loans	24,062	1,267	1,424	84	14,863	(14,218)	—	—	27,482
Collateralized loan obligations(1)	38,069	(2,577)	342	(1,879)	118,607	(30,568)	—	—	121,994
Consumer loans and asset-backed securities backed by consumer loans(1)	—	(1,184)	—	(530)	29,402	(3,394)	—	—	24,294
Corporate debt	—	(70)	—	(877)	43,808	(153)	—	—	42,708
Real estate owned	—	—	172	(113)	11,247	(2,671)	—	—	8,635

(In thousands)	Ending Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2014
(continued)
Private corporate equity investments	—	—	—	(205)	14,717	—	—	—	14,512
Total investments, at fair value	740,288	13,309	52,153	(24,993)	782,032	(651,042)	—	(284,748)	626,999
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$16,646	$—	$(4,596)	$4,547	$464	$(5,674)	$—	$—	$11,387
Warrants	—	—	—	—	100	—	—	—	100
Total financial derivatives– assets, at fair value	16,646	—	(4,596)	4,547	564	(5,674)	—	—	11,487
Total investments and financial derivatives–assets, at fair value	$756,934	$13,309	$47,557	$(20,446)	$782,596	$(656,716)	$—	$(284,748)	$638,486
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(78)	$111	$—	$78	$—	$—	$(239)
Total financial derivatives– liabilities, at fair value	(350)	—	(78)	111	—	78	—	—	(239)
Securitized debt:
Securitized debt	(983)	(15)	—	(22)	246	—	—	—	(774)
Total securitized debt	(983)	(15)	—	(22)	246	—	—	—	(774)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(15)	$(78)	$89	$246	$78	$—	$—	$(1,013)

(1)	Conformed to prior period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2014, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2014. For Level 3 financial instruments held by the Company at December 31, 2014, change in net unrealized gain (loss) of $6.3 million, $(1.6) million, $(0.1) million, and $(22) thousand for the year ended December 31, 2014 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
For the year ended December 31, 2014, the Company transferred $284.7 million of non-Agency RMBS from Level 3 to Level 2. The decision to transfer these assets from Level 3 to Level 2 was based on observed market developments, including an increased volume of buying and selling of these and similar assets, greater consensus among market participants on price based on market quotes, and generally tighter credit spreads driven by improved performance in the underlying collateral as well as increased demand from investors seeking higher yielding assets. These factors have led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in observed market developments could impact future price transparency, and thereby cause a change in the level designation in subsequent periods.

Year Ended December 31, 2013

(In thousands)	Ending Balance as of December 31, 2012	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2013
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,644	$(5,929)	$833	$3,323	$42,051	$(6,418)	$—	$—	$40,504
Private label residential mortgage-backed securities	528,366	26,119	43,823	12,643	425,864	(456,043)	—	—	580,772
Private label commercial mortgage-backed securities	19,327	402	1,030	3,069	92,929	(83,763)	—	—	32,994
Commercial mortgage loans	9,546	171	844	652	19,587	(6,913)	—	—	23,887
Residential mortgage loans	—	—	—	—	24,062	—	—	—	24,062
Collateralized loan obligations	—	(641)	647	(690)	56,436	(17,683)	—	—	38,069
Total investments, at fair value	563,883	20,122	47,177	18,997	660,929	(570,820)	—	—	740,288
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	36,031	—	(2,826)	1,070	204	(17,833)	—	—	16,646
Total financial derivatives– assets, at fair value	36,031	—	(2,826)	1,070	204	(17,833)	—	—	16,646
Total investments and financial derivatives–assets, at fair value	$599,914	$20,122	$44,351	$20,067	$661,133	$(588,653)	$—	$—	$756,934
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(1)	$—	$(78)	$(349)	$—	$78	$—	$—	$(350)
Total financial derivatives– liabilities, at fair value	(1)	—	(78)	(349)	—	78	—	—	(350)
Securitized debt:
Securitized debt	(1,335)	(38)	—	20	370	—	—	—	(983)
Total securitized debt	(1,335)	(38)	—	20	370	—	—	—	(983)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,336)	$(38)	$(78)	$(329)	$370	$78	$—	$—	$(1,333)
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of December 31, 2015 and December 31, 2014:

	As of
	December 31, 2015	December 31, 2014
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $94,602 and $71,598, respectively)	$98,009	$72,410
Receivable for securities sold relating to unsettled TBA sales	613,023	1,205,779
Liabilities:
TBA securities sold short, at fair value (Current principal: -$580,992 and -$1,135,218, respectively)	$(612,777)	$(1,209,539)
Payable for securities purchased relating to unsettled TBA purchases	(98,049)	(71,832)
Net short TBA securities, at fair value	(514,768)	(1,137,129)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the years ended December 31, 2015, 2014, and 2013 are summarized in the tables below:
Year Ended December 31, 2015:

		Year Ended December 31, 2015
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(2,964)	$2,098
Credit default swaps on asset-backed indices	Credit	(1,083)	442
Credit default swaps on corporate bond indices	Credit	107	(763)
Credit default swaps on corporate bonds	Credit	(6)	10
Total return swaps	Equity Market/Credit	5,176	77
Interest rate swaps	Interest Rates	42,724	(22,572)
Futures	Interest Rates/Equity Market	3,430	(181)
Forwards	Currency	11,790	254
Other	Credit/ Interest Rates	10,492	734
		69,666	(19,901)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(102)	35
Credit default swaps on asset-backed indices	Credit	369	(727)
Credit default swaps on corporate bond indices	Credit	(8,166)	8,266
Credit default swaps on corporate bonds	Credit	(999)	684
Total return swaps	Equity Market/Credit	(3,338)	(4,641)
Interest rate swaps(3)	Interest Rates	(52,327)	24,555
Futures	Interest Rates/Equity Market	(2,722)	(495)
Forwards	Currency	(7,052)	123
Mortgage loan purchase commitments	Interest Rates	—	(8)
Other	Credit/ Interest Rates/Equity Market	(5,444)	889
		(79,781)	28,681
Total		$(10,115)	$8,780

(1)
Includes foreign currency translation on derivatives in the amount of $0.2 million, for the year ended December 31, 2015, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(1.1) million, for the year ended December 31, 2015, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

(3)	Includes a $1.5 million reimbursement from a third party for the year ended December 31, 2015.

Year Ended December 31, 2014:

		Year Ended December 31, 2014
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(4,596)	$4,547
Credit default swaps on asset-backed indices	Credit	(4,662)	2,059
Credit default swaps on corporate bond indices	Credit	1,938	(2,589)
Total return swaps	Equity Market	12,975	3
Interest rate swaps	Interest Rates	10,610	5,101
Futures	Interest Rates/Equity Market	4,841	261
Forwards	Currency	3,845	884
Other	Credit/ Interest Rates	1,147	(928)
		26,098	9,338
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(78)	111
Credit default swaps on asset-backed indices	Credit	3,111	(1,743)
Credit default swaps on corporate bond indices	Credit	(6,242)	6,926
Credit default swaps on corporate bonds	Credit	270	(782)
Total return swaps	Equity Market	(5,671)	46
Interest rate swaps	Interest Rates	(23,939)	(24,318)
Futures	Interest Rates/Equity Market	(252)	2,291
Forwards	Currency	(2,215)	(98)
Other	Credit/ Interest Rates/Equity Market	(2,293)	(43)
		(37,309)	(17,610)
Total		$(11,211)	$(8,272)

Year Ended December 31, 2013:

		Year Ended December 31, 2013
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$(2,826)	$1,070
Credit default swaps on asset-backed indices	Credit	(5,954)	1,082
Credit default swaps on corporate bond indices	Credit	626	1,026
Total return swaps	Equity Market	2,992	4
Interest rate swaps	Interest Rates	(2,829)	23,548
Other	Credit/ Interest Rates	115	(244)
		(7,876)	26,486
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(78)	(349)
Credit default swaps on asset-backed indices	Credit	1,870	2,869
Credit default swaps on corporate bond indices	Credit	(9,573)	(9,157)
Total return swaps	Equity Market	(5,260)	(3)
Interest rate swaps	Interest Rates	319	(3,940)
Futures	Interest Rates	(795)	(2,302)
Forwards	Currency	—	(38)
Other	Interest Rates/ Equity Market	(86)	(84)
		(13,603)	(13,004)
Total		$(21,479)	$13,482
The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2015 and 2014:

Derivative Type	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
Interest rate swaps	$2,463,892	$2,227,315
Credit default swaps	1,080,772	552,411
Total return swaps	112,641	55,108
Futures	880,682	738,830
Options	865,600	926,369
Forwards	107,448	42,143
Warrants	1,554	120
Mortgage loan purchase commitments	2,093	—
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2015 and 2014, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at December 31, 2015 and 2014, are summarized below:

Credit Derivatives	Amount at December 31, 2015	Amount at December 31, 2014
(In thousands)
Fair Value of Written Credit Derivatives, Net	$135,443	$27,741
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(369)	$(3,287)
Notional Amount of Written Credit Derivatives (2)	$(799,750)	$(341,014)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$17,322	$54,874

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2015, implied credit spreads on such contracts ranged between 19.5 and 4,628.7 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2014, implied credit spreads on such contracts ranged between 38.0 and 2,985.8 basis points. Total net up-front payments received relating to written credit derivatives outstanding at December 31, 2015 and 2014 were $137.8 million and $28.9 million, respectively.
6. Borrowings under Reverse Repurchase Agreements
The Company enters into reverse repurchase agreements. A reverse repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its reverse repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's reverse repurchase agreements typically range in term from 30 to 180 days, although the Company also has reverse repurchase agreements that provide for longer terms. The principal economic terms of each reverse repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as those relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the reverse repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and for most reverse repurchase agreements, interest is generally paid at the termination of the reverse repurchase agreement, at which time the Company may enter into a new reverse repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. Some reverse repurchase agreements provide for periodic payments of interest, such as monthly payments. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, reverse repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company can generally require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the reverse repurchase agreement, or other circumstance in which the counterparty is no longer required to post such margin, the Company must return to the counterparty the same security that had been posted. The contractual amount (loan amount) of the Company's reverse repurchase agreements approximates their fair value, as the debt is short-term in nature.

At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with eighteen counterparties as of December 31, 2015 and sixteen counterparties as of December 31, 2014.
At December 31, 2015, approximately 15% of open reverse repurchase agreements were with one counterparty. At December 31, 2014, approximately 23% of open reverse repurchase agreements were with one counterparty. As of December 31, 2015 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 4 days to 666 days and from 2 days to 631 days as of December 31, 2014. Interest rates on the Company's open reverse repurchase agreements ranged from 0.37% to 2.92% as of December 31, 2015 and from (1.50)% to 2.42% as of December 31, 2014. The negative interest rate at December 31, 2014 was related to reverse repurchase agreements on U.S. Treasury securities.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS and Credit assets, which include non-Agency MBS, CLOs, consumer loans, corporate debt, and U.S. Treasury securities, by remaining maturity as of December 31, 2015 and 2014:

(In thousands)	December 31, 2015			December 31, 2014
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$295,277	0.54%	14	$537,624	0.34%	16
31-60 Days	203,144	0.54%	44	276,002	0.34%	44
61-90 Days	239,431	0.68%	74	251,715	0.38%	72
91-120 Days	193,962	0.56%	106	—	—%	—
151-180 Days	1,506	1.57%	175	48,161	0.44%	164
181-360 Days	—	—%	—	32,319	0.47%	317
Total Agency RMBS	933,320	0.58%	56	1,145,821	0.35%	50
Credit:
30 Days or Less	14,674	1.94%	17	53,939	1.94%	22
31-60 Days	26,419	1.87%	39	46,872	1.59%	43
61-90 Days	82,292	2.46%	67	37,561	1.47%	65
121-150 Days	—	—%	—	21,236	2.03%	139
151-180 Days	24,193	2.62%	164	75,323	1.77%	160
181-360 Days	23,877	2.80%	346	15,449	1.65%	181
>360 Days	69,414	2.51%	666	149,601	2.41%	631
Total Credit Assets	240,869	2.47%	272	399,981	2.02%	295
U.S. Treasury Securities:
30 Days or Less	—	—%	—	123,631	(1.01)%	2
Total U.S. Treasury Securities	—	—%	—	123,631	(1.01)%	2
Total	$1,174,189	0.97%	100	$1,669,433	0.65%	105
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are reverse repurchase agreements that the Company may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end in the amount of $4.4 million and $50.1 million as of December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.35 billion and $1.93 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2015 include investments in the amount of $16.8 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $25.5 million and additional securities with a fair value of $5.1 million as of December 31, 2015 as a result of margin calls from various counterparties. Collateral transferred under outstanding borrowings as of December 31, 2014 include investments in the amount of $145.5 million that were sold prior to period end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $14.2 million and additional securities with a fair value of $12.5 million as of December 31, 2014 as a result of margin calls from various counterparties.
7. Related Party Transactions
The Company is party to a Management Agreement (which may be amended from time to time), pursuant to which the Manager manages the assets, operations, and affairs of the Company, in consideration of which the Company pays the Manager management and incentive fees. Effective November 3, 2015, the Board of Directors approved a Sixth Amended and Restated Management Agreement, between the Company and the Manager. The descriptions of the Base Management Fees and Incentive Fees are detailed below.
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
Summary information—For the years ended December 31, 2015, 2014, and 2013, the total base management fee incurred was $11.5 million, $10.8 million, and $9.1 million , respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2015 there was no Loss Carryforward.
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
Summary information—The Company did not incur any expense for incentive fees for the year ended December 31, 2015, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount. Incentive fee expense incurred for the years ended December 31, 2014 and 2013 was $1.4 million and $8.4 million, respectively.

Termination Fees
The Management Agreement requires the Company to pay a termination fee to the Manager in the event of (1) the Company's termination or non-renewal of the Management Agreement without cause or (2) the Company's termination of the Management Agreement based on unsatisfactory performance by the Manager that is materially detrimental to the Company (3) the Manager's termination of the Management Agreement upon a default by the Company in the performance of any material term of the Management Agreement. Such termination fee will be equal to the amount of three times the sum of (i) the average annual Quarterly Base Management Fee Amounts paid or payable with respect to the two 12-month periods ending on the last day of the latest fiscal quarter completed on or prior to the date of the notice of termination or non-renewal and (ii) the average annual Quarterly Incentive Fee Amounts paid or payable with respect to the two 12-month periods ending on the last day of the latest fiscal quarter completed on or prior to the date of the notice of termination or non-renewal.
Expense Reimbursement
Under the terms of the Management Agreement the Company is required to reimburse the Manager for operating expenses related to the Company that are incurred by the Manager, including expenses relating to legal, accounting, due diligence, other services, and all other costs and expenses. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash within 60 days following delivery of the expense statement by the Manager; provided, however, that such reimbursement may be offset by the Manager against amounts due to the Company from the Manager. The Company will not reimburse the Manager for the salaries and other compensation of the Manager's personnel except that the Company will be responsible for expenses incurred by the Manager in employing certain dedicated or partially dedicated personnel as further described below.
The Company reimburses the Manager for the allocable share of the compensation, including, without limitation, wages, salaries, and employee benefits paid or reimbursed, as approved by the Compensation Committee of the Board of Directors to certain dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company's affairs, based upon the percentage of time devoted by such personnel to the Company's affairs. In their capacities as officers or personnel of the Manager or its affiliates, such personnel will devote such portion of their time to the Company's affairs as is necessary to enable the Company to operate its business.
For the years ended December 31, 2015, 2014, and 2013, the Company reimbursed the Manager $3.7 million, $3.8 million, and $4.8 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
The Company has non-controlling investments in the form of debt and equity in various mortgage originators. As of December 31, 2015, of the four mortgage originators that the Company has invested in, two represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
In March 2015, the Company made an initial investment in a mortgage originator in the form of preferred and common stock. In addition, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans. See Note 15, Commitments and Contingencies, for further information on such flow agreement. The Company has also entered into a $3.0 million loan agreement for a warehouse facility with the mortgage originator. Under the terms of the facility, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, equal to LIBOR plus 5.00%, on the unpaid amount of each advance from the date the advance is made until such advance is paid in full. The mortgage originator is required to repay advances made in full no later than two business days following the date the Company purchases the loans from the mortgage originator. As of December 31, 2015, advances in the amount of $2.6 million were outstanding and are included under the caption "Other Assets" on the Consolidated Statement of Assets, Liabilities, and Equity.
In connection with its equity interest in another mortgage originator, the Company has entered into an agreement whereby it guarantees the performance of the mortgage originator under a third-party warehouse facility. The Company also has funded and caused a letter of credit to be issued by a bank for the benefit of this mortgage originator, in order to assist it in complying with its state licensing requirements. See Note 15, Commitments and Contingencies for further information on the Company's guarantee of the third party warehouse facility for the benefit of the mortgage originator.
Investment in Affiliate
The Company has investments in participation certificates related to loans held in a trust owned by a related party of the Manager. Through its participation certificates, the Company has beneficial interests in the cash flows of the underlying loans held by such trust. The Company's investment in participation certificates in the amount of $3.8 million as of December 31,

2015, is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
8. Long-Term Incentive Plan Units
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for the years ended December 31, 2015 2014, and 2013 was $0.4 million, $0.3 million, and $0.2 million, respectively.
The below table details on the Company's unvested LTIP units:

Grant Recipient	Number of LTIP units Granted	Grant Date	Vesting Date(1)
Independent directors:
	7,425	September 15, 2015	September 14, 2016
Partially dedicated employees:
	7,822	December 15, 2015	December 15, 2016
	689	December 15, 2015	December 31, 2016
	5,949	December 15, 2015	December 15, 2017
	686	December 15, 2015	December 31, 2017
	6,247	December 11, 2014	December 11, 2016
Total unvested LTIP units at December 31, 2015	28,818

(1)	Date at which such LTIP units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of the Company's LTIP units for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2014, 12/31/2013, and 12/31/2012, respectively)	375,000	54,314	429,314	375,000	36,052	411,052	375,000	22,096	397,096
Granted	—	22,571	22,571	—	20,084	20,084	—	15,738	15,738
Exercised	—	(1,947)	(1,947)	—	(1,822)	(1,822)	—	(1,782)	(1,782)
LTIP Units Outstanding (12/31/2015, 12/31/2014, and 12/31/2013, respectively)	375,000	74,938	449,938	375,000	54,314	429,314	375,000	36,052	411,052
LTIP Units Vested and Outstanding (12/31/2015, 12/31/2014, and 12/31/2013, respectively)	375,000	46,120	421,120	375,000	29,859	404,859	375,000	20,314	395,314
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of December 31, 2015, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.

Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2015 these joint venture partners' interests in subsidiaries of the Company were $2.3 million, representing an approximately 5% interest in such subsidiaries.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the years ended December 31, 2015, 2014, and 2013, the Board of Directors authorized dividends totaling $2.45 per share, $3.08 per share, and $3.83 per share, respectively. Total dividends paid during the years ended December 31, 2015, 2014, and 2013 were $83.5 million, $86.4 million, and $92.1 million, respectively.
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
The following table summarizes issuance, repurchase and other activity with respect to the Company's common shares for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Common Shares Outstanding (12/31/2014, 12/31/2013, and 12/31/2012, respectively)	33,449,678	25,428,186	20,370,469
Share Activity:
Shares issued	—	8,000,000	5,000,000
Shares repurchased	(325,613)	—	—
Shares issued in connection with incentive fee payment	—	19,670	55,935
Director LTIP units exercised	1,947	1,822	1,782
Common Shares Outstanding (12/31/2015, 12/13/2014, and 12/31/2013, respectively)	33,126,012	33,449,678	25,428,186
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of December 31, 2015, 2014, and 2013, the Company's issued and outstanding common shares would increase to 33,787,950, 34,090,992, and 26,051,238 shares, respectively.
On August 3, 2015, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the year ended December 31, 2015, the Company repurchased 325,613 shares at an average price per share of $17.32 and a total cost of $5.6 million.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Year Ended December 31,
	2015	2014	2013
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$38,089	$59,167	$78,524
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	239	472	735
Net increase in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	38,328	59,639	79,259
Net increase in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase in shareholders' equity resulting from operations– common shares	37,604	58,306	77,219
Net increase in shareholders' equity resulting from operations– LTIP units	485	861	1,305
Dividends Paid(2):
Common shareholders	(81,886)	(84,527)	(89,732)
LTIP unit holders	(1,054)	(1,269)	(1,524)
Non-controlling interest	(520)	(653)	(811)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(83,460)	(86,449)	(92,067)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(44,282)	(26,221)	(12,513)
LTIP unit holders	(569)	(408)	(219)
Non-controlling interest	(281)	(181)	(76)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(45,132)	$(26,810)	$(12,808)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	33,422,053	27,962,304	23,587,692
Weighted average participating LTIP units	431,640	413,105	398,789
Weighted average non-controlling interest units	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$2.45	$3.08	$3.83
Undistributed (Distributed in excess of)	(1.32)	(0.99)	(0.55)
	$1.13	$2.09	$3.28
Diluted earnings per common share:
Distributed	$2.45	$3.08	$3.83
Undistributed (Distributed in excess of)	(1.32)	(0.99)	(0.55)
	$1.13	$2.09	$3.28

(1)
For the years ended December 31, 2015, 2014, and 2013, excludes net increase in equity resulting from operations of $0.1 million, $0.3 million, and $0.1 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
12. Counterparty Risk
As of December 31, 2015, investments with an aggregate value of approximately $1.35 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $16.8 million that were sold prior to period end but for which such sale had not yet settled as of December 31, 2015. At December 31, 2015 no single counterparty held more than 15% of the total amount held with dealers as collateral for various reverse repurchase agreements. In addition, unencumbered investments, on a settlement date basis, of approximately $75.2 million were held in custody at the Bank of New York Mellon Corporation.

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of December 31, 2015:

Dealer	% of Total Due from Brokers
J.P. Morgan Securities Inc.	46%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of December 31, 2015:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	32%
Bank of America Securities	19%
In addition, the Company held cash and cash equivalents of $183.9 million and $114.1 million as of December 31, 2015 and 2014, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	December 31, 2015	December 31, 2014
BlackRock Liquidity TempFund	54%	88%
J.P. Morgan US Dollar Liquidity Fund	27%	—%
Bank of New York Mellon Corporation	13%	11%
J.P. Morgan US Treasury Plus Premier Fund	6%	—%
Other	—%	1%
13. Restricted Cash
The Company is required to maintain certain cash balances with counterparties and/or unrelated third parties for various activities and transactions.
In connection with the warehouse facility provided by the Company to one of the mortgage originators in which it has invested, as described in Note 7, Related Party Transactions, the Company has placed cash into a restricted account in the Company's name, which is available to be drawn upon by the mortgage originator as needed to fund the origination of residential mortgage loans designated for sale to the Company.
In connection with the letter of credit with another mortgage originator, as described in Note 7, Related Party Transactions, funds have been deposited into an account for the benefit of the mortgage originator.
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement.
The Company is also required to maintain specific minimum cash balances in connection with certain regulated subsidiaries, including its insurance captive subsidiary as well as its subsidiary that holds various state mortgage origination licenses.
The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of December 31, 2015. No restricted cash was held at December 31, 2014:

December 31, 2015
(In thousands)
Restricted cash balance related to:
Warehouse facility	$427
Letter of credit	230
Flow consumer loan purchase and sale agreement	3,700
Minimum account balance required for regulatory purposes	$500
Total	$4,857

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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2015 and 2014. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$162,905	$(18,644)	$—	$(105,202)	$39,059
Repurchase agreements	105,700	(105,700)	—	—	—
Liabilities
Financial derivatives–liabilities	(60,472)	18,644	—	41,699	(129)
Reverse repurchase agreements	(1,174,189)	105,700	1,042,947	25,542	—
December 31, 2014:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$80,029	$(40,671)	$—	$(5,578)	$33,780
Repurchase agreements	172,001	(172,001)	—	—	—
Liabilities
Financial derivatives–liabilities	(66,116)	26,758	—	17,393	(21,965)
Reverse repurchase agreements	(1,669,433)	172,001	1,483,187	14,245	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of December 31, 2015 and 2014 were $1.36 billion and $1.94 billion, respectively. As of December 31, 2015 and 2014, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $4.1 million and $22.7 million, respectively. As of December 31, 2015 and 2014, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $45.8 million and $23.2 million, respectively.

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

15. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2015 and 2014.
The Company has entered into a purchase agreement whereby it has committed to purchase newly issued consumer loans originated by a third party over a term that was extended in November 2015 and expires in November 2016. As of December 31, 2015, the Company's remaining purchase commitment in connection with the purchase agreement is $44.2 million in total principal balance.
The Company has entered into a flow consumer loan purchase and sale agreement, open-ended in duration, with a third party whereby the Company has committed to purchase up to $100 million of eligible consumer loans. As of December 31, 2015, the Company has purchased $54.2 million in eligible consumer loans under this agreement.
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
As of December 31, 2015 the borrower utilized approximately $156.2 million under the Repo Facility and as of December 31, 2015, is performing on its obligations under such facility.
Commitments and Contingencies Related to Investments in Mortgage Originators
As of December 31, 2015, the Company had non-controlling investments in four mortgage originators. In connection with certain of its investments in such mortgage originators, the Company has outstanding commitments and contingencies as described below.
The Company has a commitment related to a mortgage originator in which the Company owns a subordinated debt interest. The Company has committed to make an additional $2.0 million subordinated debt investment subject to the satisfaction of certain requirements by the borrower and to the extent the borrower requests to increase its borrowings. The borrower can request up to $2.0 million on or before June 12, 2016. In June 2015, the Company entered into a flow mortgage loan purchase and sale agreement with this mortgage originator. The Company has not committed a specific dollar amount to future purchases under the agreement but has the option to purchase eligible loans as they are originated. As of December 31, 2015, the Company had not purchased any loans under this agreement.

In connection with its equity interest in a second mortgage originator, as described in Note 7, Related Party Transactions, the Company has entered into an agreement whereby it guarantees the performance of the mortgage originator under a warehouse facility. As of December 31, 2015, the Company's maximum guarantee was $7.5 million. The Company's obligation under this arrangement is deemed to be a guaranty under ASC 460-10, Guarantees, and is carried at fair value and included in "Other Liabilities," on the Consolidated Statement of Assets, Liabilities, and Equity.
In March 2015, the Company made an initial investment in a third mortgage originator in the form of preferred and common stock. As described in Note 7, Related Party Transactions, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, which it may modify in its sole discretion, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions. As of December 31, 2015, the Company purchased loans under this agreement in the amount of $9.4 million and it has outstanding mortgage loan purchase commitments of $7.7 million, which are contingent upon successful loan closings in accordance with agreed-upon parameters.
16. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning Shareholders' Equity Per Share (12/31/2014, 12/31/2013, and 12/31/2012, respectively)	$23.38	$24.40	$24.86
Net Investment Income	1.98	2.10	2.11
Net Realized/Unrealized Gains (Losses)	(0.83)	0.04	1.26
Results of Operations Attributable to Equity	1.15	2.14	3.37
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)	(0.03)	(0.04)
Results of Operations Attributable to Shareholders' Equity(1)	1.14	2.11	3.33
Dividends Paid to Common Shareholders	(2.45)	(3.08)	(3.83)
Weighted Average Share Impact on Dividends Paid (2)	(0.05)	(0.01)	(0.08)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.08	(0.04)	0.12
Ending Shareholders' Equity Per Share (12/31/2015, 12/31/2014, and 12/31/2013, respectively)(3)	$22.10	$23.38	$24.40
Shares Outstanding, end of period	33,126,012	33,449,678	25,428,186

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)
If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of December 31, 2015, 2014, and 2013, shareholders' equity per share would be $21.80, $23.09, and $23.99, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total Return	5.14%	8.77%	14.19%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.

Market Based Total Return for a Shareholder:
For the year ended December 31, 2015, 2014, and 2013, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was (4.56)%, 0.15%, and 18.11%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net Investment Income (2)	8.59%	8.62%	8.40%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.
Expense Ratios to Average Equity: (1)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating expenses, before interest expense and other investment related expenses	(2.69)%	(2.80)%	(2.74)%
Incentive fee	—%	(0.21)%	(1.42)%
Interest expense and other investment related expenses	(2.30)%	(2.14)%	(1.95)%
Total Expenses	(4.99)%	(5.15)%	(6.11)%

(1)	Average equity is calculated using month end values.

17. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the years ended December 31, 2015 and 2014.

	Three Month Period Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$26,513	$25,739	$26,440	$23,091
Other income	293	1,023	565	932
Total investment income	26,806	26,762	27,005	24,023
EXPENSES
Base management fee	2,952	2,920	2,849	2,772
Interest expense	2,986	2,867	3,073	3,186
Other investment related expenses	1,202	1,163	1,473	1,774
Other operating expenses	2,199	2,082	2,087	2,835
Total expenses	9,339	9,032	9,482	10,567
NET INVESTMENT INCOME	17,467	17,730	17,523	13,456
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	10,429	761	8,280	1,483
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	(8,479)	(5,268)	(21,876)	(13,077)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	1,950	(4,507)	(13,596)	(11,594)
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	19,417	13,223	3,927	1,862
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	156	71	31	82
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$19,261	$13,152	$3,896	$1,780
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.57	$0.39	$0.12	$0.05

	Three Month Period Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$21,496	$20,996	$22,353	$28,688
Other income	—	—	168	150
Total investment income	21,496	20,996	22,521	28,838
EXPENSES
Base management fee	2,364	2,368	3,056	2,963
Incentive fee	—	—	1,400	—
Interest expense	2,627	2,416	2,179	2,705
Other investment related expenses	430	1,232	1,217	1,810
Other operating expenses	1,994	1,974	2,070	2,295
Total expenses	7,415	7,990	9,922	9,773
NET INVESTMENT INCOME	14,081	13,006	12,599	19,065
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	11,408	3,684	(8,483)	(2,447)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	(2,651)	4,514	9,031	(13,858)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	8,757	8,198	548	(16,305)
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	22,838	21,204	13,147	2,760
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	203	257	199	123
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$22,635	$20,947	$12,948	$2,637
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted(1)	$0.88	$0.81	$0.46	$0.08

(1)
For the year ended December 31, 2014 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 11) as a result of issuances of common shares and LTIP units during the year, as EPS is calculated using average shares outstanding during the period.

18. Subsequent Events
On February 9, 2016, the Company's Board of Directors approved a dividend for the fourth quarter of 2015 in the amount of $0.50 per share payable on March 15, 2016 to shareholders of record as of March 1, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears on page 88 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2016 annual shareholders' meeting.
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

10.2
Sixth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of November 3, 2015 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.3
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.4†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.6†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

For purposes of CFTC Rule 4.22(h), to the best of the knowledge and belief of the undersigned, the information contained in the CFTC Annual Report set forth herein is accurate and complete.

ELLINGTON FINANCIAL LLC.
Date:	March 11, 2016	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2016
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer(Principal Financial and Accounting Officer)	March 11, 2016
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Director	March 11, 2016
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 11, 2016
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Director	March 11, 2016
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 11, 2016
EDWARD RESENDEZ

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

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

10.2
Sixth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of November 3, 2015 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.3
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.4†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.6†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.