Form 10-Q
period 2016-03-31
Ellington Financial LLC
filed 2016-05-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Shares Representing Limited Liability Company Interests, no par value	32,826,427

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	March 31, 2016	December 31, 2015
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$142,082	$183,909
Restricted cash	4,485	4,857
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,634,790 and $1,672,400)	1,625,585	1,661,118
Financial derivatives–assets, at fair value (Net cost – $182,182 and $163,943)	190,798	162,905
Repurchase agreements, at fair value (Cost – $126,867 and $105,329)	127,468	105,700
Total investments, financial derivatives, and repurchase agreements	1,943,851	1,929,723
Due from brokers	184,973	141,605
Receivable for securities sold and financial derivatives	606,551	705,748
Interest and principal receivable	18,289	20,444
Other assets	2,664	5,269
Total Assets	$2,902,895	$2,991,555
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $708,403 and $731,048)	$712,128	$728,747
Financial derivatives–liabilities, at fair value (Net proceeds – $51,443 and $56,200)	85,679	60,472
Total investments and financial derivatives	797,807	789,219
Reverse repurchase agreements	1,149,064	1,174,189
Due to brokers	124,940	114,797
Payable for securities purchased and financial derivatives	103,376	165,365
Securitized debt (Proceeds – $23,238 and $0)	23,238	—
Accounts payable and accrued expenses	3,771	3,626
Base management fee payable	2,611	2,773
Interest and dividends payable	2,549	1,806
Other liabilities	617	828
Total Liabilities	2,207,973	2,252,603
EQUITY	694,922	738,952
TOTAL LIABILITIES AND EQUITY	$2,902,895	$2,991,555
Commitments and contingencies (Note 15)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(32,962,979 and 33,126,012 shares issued and outstanding)	$679,557	$722,360
Additional paid-in capital – LTIP units	9,787	9,689
Total Shareholders' Equity	689,344	732,049
Non-controlling interests	5,578	6,903
Total Equity	$694,922	$738,952
PER SHARE INFORMATION:
Common shares	$20.91	$22.10

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (233.92%) (a) (b) (ac)
Mortgage-Backed Securities (182.86%)
Agency Securities (145.58%) (c)
Fixed Rate Agency Securities (140.53%)
Principal and Interest - Fixed Rate Agency Securities (128.89%)
North America
Mortgage-related—Residential
$133,583	Federal National Mortgage Association Pools (30 Year)	4.00%	8/42 - 4/46	$144,036
121,914	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	8/43 - 3/46	131,292
104,184	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 3/46	114,527
89,125	Federal National Mortgage Association Pools (30 Year)	3.50%	10/42 - 4/46	94,018
58,922	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 4/31	62,734
51,384	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	57,224
40,491	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 3/46	44,443
27,153	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 10/45	28,668
23,126	Government National Mortgage Association Pools (30 Year)	4.00%	6/45 - 3/46	24,896
15,066	Government National Mortgage Association Pools (30 Year)	3.50%	4/45 - 2/46	15,956
14,572	Government National Mortgage Association Pools (30 Year)	4.50%	8/45 - 9/45	15,850
12,782	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 10/30	13,416
10,853	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 12/29	11,651
10,395	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 9/30	11,045
9,395	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 3/46	9,887
8,222	Government National Mortgage Association Pools (Other)	4.56%	1/65	9,219
7,509	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	8,400
6,606	Government National Mortgage Association Pools (Other)	4.68%	11/63 - 9/64	7,372
6,110	Government National Mortgage Association Pools (Other)	4.59%	11/64	6,859
6,028	Government National Mortgage Association Pools (Other)	4.61%	6/64 - 11/64	6,749
5,993	Federal National Mortgage Association Pools (20 Year)	4.00%	11/33 - 12/33	6,491
5,609	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	5,768
4,688	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	5,278
4,732	Government National Mortgage Association Pools (Other)	4.62%	12/63	5,240
4,342	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	4,680
3,754	Government National Mortgage Association Pools (Other)	4.50%	7/61	4,103
3,444	Government National Mortgage Association Pools (Other)	4.63%	10/64	3,878
3,471	Government National Mortgage Association Pools (Other)	4.75%	1/61	3,581
3,356	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	3,517
3,093	Government National Mortgage Association Pools (Other)	4.49%	11/64	3,443
3,206	Government National Mortgage Association Pools (Other)	4.80%	2/61	3,321
2,889	Government National Mortgage Association Pools (Other)	5.49%	4/60	3,070
2,765	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	3,041
2,521	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	2,885
2,552	Government National Mortgage Association Pools (Other)	4.64%	3/65	2,869

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$2,715	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28	$2,844
2,334	Government National Mortgage Association Pools (Other)	5.54%	2/60	2,458
2,169	Government National Mortgage Association Pools (Other)	5.51%	2/60	2,316
1,961	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	2,115
1,774	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 10/45	1,822
1,501	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	1,704
1,277	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,402
696	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	765
681	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	763
110	Federal National Mortgage Association Pools (Other)	4.00%	6/37	115
				895,711
Interest Only - Fixed Rate Agency Securities (0.86%)
North America
Mortgage-related—Residential
8,051	Government National Mortgage Association	5.50%	11/43	1,340
10,311	Federal National Mortgage Association	5.00%	1/38 - 5/40	1,085
5,775	Federal Home Loan Mortgage Corporation	3.50%	12/32	767
7,844	Federal National Mortgage Association	4.50%	12/20 - 5/43	717
4,389	Federal Home Loan Mortgage Corporation	5.00%	3/40	409
3,766	Federal National Mortgage Association	3.00%	9/41	341
1,360	Government National Mortgage Association	6.00%	6/38	301
1,861	Government National Mortgage Association	4.75%	7/40	290
3,426	Government National Mortgage Association	5.00%	5/37	214
1,539	Federal National Mortgage Association	5.50%	10/40	198
1,260	Federal National Mortgage Association	4.00%	5/39	179
1,028	Federal Home Loan Mortgage Corporation	5.50%	1/39	101
				5,942
TBA - Fixed Rate Agency Securities (10.78%)
North America
Mortgage-related—Residential
30,000	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	4/16	31,420
24,650	Government National Mortgage Association (30 Year)	4.00%	4/16	26,359
14,395	Federal Home Loan Mortgage Corporation (30 Year)	3.00%	4/16	14,746
2,200	Government National Mortgage Association (30 Year)	4.50%	4/16	2,361
				74,886
Total Fixed Rate Agency Securities (Cost $966,759)				976,539

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (5.05%)
Principal and Interest - Floating Rate Agency Securities (2.70%)
North America
Mortgage-related—Residential
$9,391	Federal National Mortgage Association Pools	2.05% - 6.04%	11/34 - 5/45	$9,876
6,096	Federal Home Loan Mortgage Corporation Pools	2.61% - 5.94%	6/37 - 5/44	6,440
2,287	Government National Mortgage Association Pools	2.78%	11/64	2,421
				18,737
Interest Only - Floating Rate Agency Securities (2.35%)
North America
Mortgage-related—Residential
195,788	Government National Mortgage Association	0.40% - 6.32%	11/42 - 10/63	11,269
17,511	Federal National Mortgage Association	5.50% - 7.12%	6/33 - 12/41	2,511
19,155	Resecuritization of Government National Mortgage Association (d)	4.06%	8/60	1,467
6,183	Federal Home Loan Mortgage Corporation	5.56% - 6.19%	3/36 - 8/39	1,117
				16,364
Total Floating Rate Agency Securities (Cost $34,311)				35,101
Total Agency Securities (Cost $1,001,070)				1,011,640
Private Label Securities (37.28%)
Principal and Interest - Private Label Securities (36.18%)
North America (29.06%)
Mortgage-related—Residential
336,129	Various	0.00% - 9.35%	5/19 - 9/46	177,669
Mortgage-related—Commercial
95,731	Various	3.00% - 4.40%	7/45 - 3/49	24,259
Total North America (Cost $198,343)				201,928
Europe (7.12%)
Mortgage-related—Residential
56,929	Various	0.00% - 5.34%	6/25 - 3/50	41,298
Mortgage-related—Commercial
8,205	Various	0.00% - 11.00%	6/17 - 6/19	8,195
Total Europe (Cost $56,399)				49,493
Total Principal and Interest - Private Label Securities (Cost $254,742)				251,421
Principal Only - Private Label Securities (0.53%)
North America
Mortgage-related—Residential
5,668	Various	—%	8/30	3,699
Total Principal Only - Private Label Securities (Cost $2,967)				3,699

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Private Label Securities (0.57%)
North America
Mortgage-related—Residential
$38,978	Various	0.50% - 2.00%	6/44 - 9/47	$1,049
Mortgage-related—Commercial
49,918	Various	1.25% - 1.57%	10/47 - 3/49	2,896
Total Interest Only - Private Label Securities (Cost $3,465)				3,945
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
97,421	Various	—%	6/37	—
Mortgage-related—Commercial
—	Various	—%	7/45 - 3/49	—
Total Other Private Label Securities (Cost $264)				—
Total Private Label Securities (Cost $261,438)				259,065
Total Mortgage-Backed Securities (Cost $1,262,508)				1,270,705
Collateralized Loan Obligations (4.95%)
North America (2.40%)
62,932	Various	0.00% - 9.15%	5/16 - 1/24	16,685
Total North America (Cost $22,318)				16,685
Europe (2.55%)
27,578	Various	0.00% - 9.37%	1/22 - 3/25	17,730
Total Europe (Cost $18,427)				17,730
Total Collateralized Loan Obligations (Cost $40,745)				34,415
Consumer Loans and Asset-backed Securities backed by Consumer Loans (20.70%) (e)
North America (20.29%)
Consumer (f)
139,286	Various	5.50% - 49.00%	4/16 - 3/21	141,012
Total North America (Cost $141,696)				141,012
Europe (0.41%)
Consumer
1,814	Various	—%	8/24	2,842
Total Europe (Cost $2,300)				2,842
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $143,996)				143,854

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (3.53%)
North America (2.32%)
Basic Materials
$5,720	Various	11.75%	1/19	$766
Communications
1,390	Various	8.50%	4/20	1,433
Consumer
4,025	Various	5.50% - 10.00%	5/20 - 7/20	1,160
Energy
14,194	Various	0.00% - 10.75%	9/18 - 2/20	2,198
Financial
54	Various	10.25%	8/23	51
Mortgage-related—Residential
14,250	Various	0.00% - 15.00%	12/17 - 10/19	10,350
Technology
190	Various	10.75%	9/16	188
Total North America (Cost $27,597)				16,146
Europe (1.21%)
Communications
7,670	Various	14.00%	10/18	7,900
Consumer
17,318	Various	—%	12/16	506
Total Europe (Cost $8,688)				8,406
Total Corporate Debt (Cost $36,285)				24,552
Mortgage Loans (13.23%) (e)
North America
Mortgage-related—Commercial (g)
65,035	Various	2.54% - 12.00%	5/16 - 7/45	56,365
Mortgage-related—Residential (i)
42,119	Various	2.00% - 13.50%	7/21 - 2/56	35,580
Total Mortgage Loans (Cost $91,298)				91,945
Real Estate Owned (3.14%) (e) (h)
North America
Real estate-related
18	Single-Family Houses			2,779
5	Commercial Property			19,064
Total Real Estate Owned (Cost $20,156)				21,843

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Corporate Equity Investments (3.54%)
North America (3.54%)
Consumer
1,657	Non-Exchange Traded Corporate Equity			$5,916
Diversified
179	Non-Exchange Traded Corporate Equity			3,028
Mortgage-related—Commercial
8,171	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			7,517
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,918
Mortgage-related—Residential
9,482	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			3,700
7,478	Non-Exchange Traded Equity Investment in Mortgage Originators			853
Technology
99	Non-Exchange Traded Corporate Equity			667
Total North America (Cost $26,337)				24,599
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Total Private Corporate Equity Investments (Cost $26,337)				24,599
U.S. Treasury Securities (1.97%)
North America
Government
$12,033	U.S. Treasury Bond	2.50%	2/46	11,738
1,942	U.S. Treasury Note	1.13%	2/21	1,934
Total U.S. Treasury Securities (Cost $13,465)				13,672
Total Long Investments (Cost $1,634,790)				$1,625,585

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (18.34%) (a) (b) (j)
$16,085	Barclays Capital Inc.	(0.60)%	4/16	$16,085
	Collateralized by Par Value $15,673
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 4/18
15,244	Bank of America Securities	0.40%	4/16	15,244
	Collateralized by Par Value $15,000
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 2/25
13,850	Merrill Lynch International	(0.56)%	4/16	13,850
	Collateralized by Par Value $13,503
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 11/20
9,456	Barclays Capital Inc.	(0.95)%	4/16	9,456
	Collateralized by Par Value $8,920
	Sovereign Government Bond, Coupon 1.15%,
	Maturity Date 7/20
9,147	Deutsche Bank Securities	(0.50)%	4/16	9,147
	Collateralized by Par Value $8,920
	Sovereign Government Bond, Coupon 0.65%,
	Maturity Date 11/20
8,329	Barclays Capital Inc.	(0.60)%	4/16	8,329
	Collateralized by Par Value $7,396
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
7,829	Bank of America Securities	0.15%	4/16	7,829
	Collateralized by Par Value $8,030
	U.S. Treasury Bond, Coupon 2.50%,
	Maturity Date 2/46
5,461	Bank of America Securities	0.40%	4/16	5,461
	Collateralized by Par Value $5,238
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/25
5,063	Bank of America Securities	0.40%	4/16	5,063
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
4,456	Bank of America Securities	(0.25)%	4/16	4,456
	Collateralized by Par Value $4,524
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 2/26
4,070	Bank of America Securities	0.40%	4/16	4,070
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 6/20

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$4,055	Bank of America Securities	0.40%	4/16	$4,055
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 5/20
4,050	Bank of America Securities	0.40%	4/16	4,050
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 3/20
3,804	Bank of America Securities	0.20%	4/16	3,804
	Collateralized by Par Value $3,776
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 1/21
3,464	Bank of America Securities	0.40%	4/16	3,464
	Collateralized by Par Value $3,400
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 11/20
3,340	Bank of America Securities	0.40%	4/16	3,340
	Collateralized by Par Value $3,200
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
2,055	Bank of America Securities	0.40%	4/16	2,055
	Collateralized by Par Value $2,000
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 7/22
2,008	Bank of America Securities	0.40%	4/16	2,008
	Collateralized by Par Value $2,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 1/20
1,932	Bank of America Securities	(0.05)%	4/16	1,932
	Collateralized by Par Value $1,942
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 2/21
1,931	Deutsche Bank Securities	0.44%	4/16	1,931
	Collateralized by Par Value $1,868
	Sovereign Government Bond, Coupon 4.00%
	Maturity Date 9/16
654	RBC Capital Markets LLC	0.05%	4/16	654
	Collateralized by Par Value $571
	Exchange-Traded Corporate Debt, Coupon 3.90%,
	Maturity Date 8/21
623	CS First Boston	—%	4/16	623
	Collateralized by Par Value $572
	Exchange-Traded Corporate Debt, Coupon 0.88%,
	Maturity Date 5/21

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$562	RBC Capital Markets LLC	(0.25)%	4/16	$562
	Collateralized by Par Value $571
	Exchange-Traded Corporate Debt, Coupon 0.13%,
	Maturity Date 6/22
Total Repurchase Agreements (Cost $126,867)				$127,468

Investments Sold Short (-102.48%) (a) (b)
TBA - Fixed Rate Agency Securities Sold Short (-82.18%) (k)
North America
Mortgage-related—Residential
(94,600)	Federal National Mortgage Association (30 year)	4.50%	4/16	(102,940)
(76,917)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	4/16	(82,109)
(71,400)	Federal National Mortgage Association (15 year)	3.50%	4/16	(75,408)
(54,218)	Federal National Mortgage Association (30 year)	4.00%	4/16	(57,935)
(50,620)	Federal National Mortgage Association (30 year)	5.00%	4/16	(56,002)
(42,962)	Federal National Mortgage Association (30 year)	3.00%	4/16	(44,071)
(41,400)	Government National Mortgage Association (30 year)	3.50%	4/16	(43,763)
(25,042)	Federal National Mortgage Association (30 year)	3.50%	4/16	(26,256)
(20,951)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	4/16	(22,761)
(16,600)	Federal National Mortgage Association (15 year)	2.50%	4/16	(17,042)
(13,510)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	4/16	(14,126)
(11,170)	Federal National Mortgage Association (15 year)	4.00%	4/16	(11,637)
(8,790)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	4/16	(9,279)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	4/16	(7,692)
(40)	Federal National Mortgage Association (15 year)	3.00%	4/16	(42)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$569,273)				(571,063)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Government Debt Sold Short (-18.68%)
North America (-10.37%)
Government
$(59,007)	U.S. Treasury Note	1.13% - 2.25%	10/18 - 2/26	$(60,053)
(12,320)	U.S. Treasury Bond	2.50%	2/46	(12,018)
Total North America (Proceeds -$70,785)				(72,071)
Europe (-8.31%)
Government
(56,281)	European Sovereign Bonds	0.25% - 4.00%	9/16 - 11/20	(57,727)
Total Europe (Proceeds -$57,510)				(57,727)
Total Government Debt Sold Short (Proceeds -$128,295)				(129,798)
Common Stock Sold Short (-1.19%)
North America
Energy
(386)	Exchange Traded Equity			(3,799)
Financial
(300)	Publicly Traded Real Estate Investment Trusts			(4,439)
Total Common Stock Sold Short (Proceeds -$7,827)				(8,238)
Corporate Debt Sold Short (-0.43%)
North America
Basic Materials
(571)	Various	3.55%	3/22	(397)
Consumer
(1,998)	Various	5.13% - 5.88%	8/21 - 6/22	(2,005)
Industrial
(572)	Various	3.90%	5/21	(627)
Total Corporate Debt Sold Short (Proceeds -$3,008)				(3,029)
Total Investments Sold Short (Proceeds -$708,403)				$(712,128)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (27.46%) (a) (b)
Swaps (27.40%) (ad)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (l)
CDX.NA.HY 25 35-100	Credit	$495,250	12/20	$95,620
ITRX EUR XOVER 24 5Y 35-100	Credit	189,351	12/20	36,859
Other	Credit	121,840	6/18 - 6/20	7,305
Total Credit Default Swaps on Corporate Bond Indices				139,784
Credit Default Swaps on Asset-Backed Indices (l)	Credit	1,415	12/37	54
Interest Rate Swaps (m)	Interest Rates	495,980	10/16 - 4/46	17,321
North America
Total Return Swaps (q)
Basic Materials	Credit	184	3/17	11
Communications	Credit	10,662	2/17	171
Consumer	Credit	8,648	2/17 - 3/17	276
Energy	Credit	2,308	2/17	7
Financial	Credit	938	2/17	57
Industrial	Credit	3,710	2/17 - 3/17	283
Technology	Credit	3,160	2/17 - 3/17	239
Utilities	Credit	2,330	2/17	30
Total Total Return Swaps				1,074
Credit Default Swaps on Corporate Bonds (l)
Consumer	Credit	571	6/21	90
Industrial	Credit	643	12/20	8
Total Credit Default Swaps on Corporate Bonds				98
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (n)	Credit	(146,886)	5/46 - 5/63	21,257
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(23,307)	12/17 - 12/19	4,564
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—Residential	Credit	(8,638)	5/35 - 12/35	6,227
Credit Default Swaps on Corporate Bonds (n)
Communications	Credit	(1,390)	6/20	5
Consumer	Credit	(590)	12/19	11
Total Credit Default Swaps on Corporate Bonds				16
Total Swaps (Net cost $181,742)				190,395
Futures (0.00%)
Long Futures:
U.S. Treasury Note Futures (t)	Interest Rates	16,800	6/16	2

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Short Futures:
Eurodollar Futures (s)	Interest Rates	$(91,000)	6/16	$6
Total Futures				8
Options (0.04%)
Purchased Options:
Payer Swaption (w)	Interest Rates	17,000	5/16	77
Interest Rate Caps (v)	Interest Rates	23,200	3/18	1
Written Options:
Payer Swaption (x)	Interest Rates	(32,000)	4/16	174
Total Options (Cost $340)				252
Warrants (0.01%)
North America
Warrants (u)
Mortgage-related—Residential	Equity Market	1,554		100
Total Warrants (Cost $100)				100
Mortgage Loan Purchase Commitments (0.01%)
North America
Mortgage Loan Purchase Commitments (aa)
Mortgage-related—residential	Interest Rates	13,570	4/16 - 5/16	43
Total Mortgage Loan Purchase Commitments				43
Total Financial Derivatives–Assets (Net cost $182,182)				$190,798
Financial Derivatives–Liabilities (-12.33%) (a) (b)
Swaps (-11.05%) (ad)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (l)	Credit	7,543	10/52 - 5/63	$(1,330)
Interest Rate Swaps (m)	Interest Rates	1,200	3/21 - 3/26	(23)
North America
Credit Default Swaps on Corporate Bonds (l)
Basic Materials	Credit	571	6/21	(202)
Consumer	Credit	1,427	6/21	(2)
Total Credit Default Swaps on Corporate Bonds				(204)
Total Return Swaps
Basic Materials (q)	Credit	6,463	2/17 - 3/17	(343)
Communications (q)	Credit	5,925	2/17	(104)
Consumer (q)	Credit	3,847	2/17	(24)
Diversified (q)	Credit	2,758	2/17	(153)
Financial (q)	Credit	2,086	2/17	(50)
Financial (p)	Equity Market	21,277	11/16	—
Total Total Return Swaps				(674)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Short Swaps:
Interest Rate Swaps (o)	Interest Rates	$(899,859)	9/16 - 12/45	$(18,462)
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(1,292,314)	12/16 - 12/20	(55,176)
Total Return Swaps (r)	Credit	(13,062)	6/16	(129)
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—Residential	Credit	(3,175)	10/34 - 3/35	(220)
Credit Default Swaps on Corporate Bonds (n)
Consumer	Credit	(7,680)	9/19 - 12/20	(528)
Financial	Credit	(4,000)	3/20	(44)
Total Credit Default Swaps on Corporate Bonds				(572)
Total Return Swaps (p)
Financial	Equity Market	(31,491)	2/17 - 2/18	(1)
Total Swaps (Net proceeds -$49,471)				(76,791)
Futures (-0.05%)
Long Futures:
Eurodollar Futures (s)	Interest Rates	22,000	6/17	(2)
Short Futures:
U.S. Treasury Note Futures (t)	Interest Rates	(9,100)	6/16	(72)
Eurodollar Futures (s)	Interest Rates	(275,000)	9/16 - 9/17	(303)
Total Futures				(377)
Options (-0.95%)
Purchased Options:
Payer Swaption (w)	Interest Rates	145,000	4/16	(173)
Written Options:
Put Options on Credit Default Swaps on Corporate Bond Indices (y)	Credit	(211,000)	4/16	(6,338)
Call Options on Credit Default Swaps on Corporate Bond Indices (z)	Credit	(51,000)	4/16	(6)
Payer Swaption (x)	Interest Rates	(17,100)	5/16	(72)
Total Options (Proceeds -$1,972)				(6,589)
Forwards (-0.28%)
Short Forwards:
Currency Forwards (ab)	Currency	(83,820)	6/16	(1,922)
Total Forwards				(1,922)
Total Financial Derivatives–Liabilities (Net proceeds -$51,443)				$(85,679)
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONTINUED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At March 31, 2016, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 78.59%, 42.93%, and 24.06% of equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)	Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments.

(f)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Financial Management LLC. Through its participation certificates, the Company has beneficial interests in the cash flows of the underlying loans held by the trust. At March 31, 2016 loans held in the related party trust for which the Company has beneficial interests in the residual cash flows, totaled $4.1 million.

(g)	Includes non-performing commercial loans in the amount of $22.7 million whereby principal and/or interest is past due and a maturity date is not applicable.

(h)	Number of properties not shown in thousands, represents actual number of properties owned.

(i)	As of March 31, 2016, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $5.7 million.

(j)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(k)
At March 31, 2016, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 57.42%, 18.46%, and 6.30% of equity, respectively.

(l)	For long credit default swaps, the Company sold protection.

(m)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(n)	For short credit default swaps, the Company purchased protection.

(o)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(p)	Notional value represents number of underlying shares times the closing price of the underlying security.

(q)	Notional value represents outstanding principal balance on underlying corporate debt.

(r)	Notional value represents notional of underlying reference index times the closing price of the underlying reference index.

(s)	Every $1,000,000 in notional value represents one contract.

(t)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of March 31, 2016, 84 long contracts and 91 short contracts were held.

(u)	Notional value represents number of warrants.

(v)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(w)	Represents the option on the part of the Company to enter into an interest rate swap whereby the Company would pay a fixed rate and receive a floating rate.

(x)	Represents the option on the part of a counterparty to enter into an interest rate swap with the Company whereby the Company would receive a fixed rate and pay a floating rate.

(y)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(z)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(aa)	Notional value represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.

(ab)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	145.58%
Aaa/AAA/AAA	1.97%
A/A/A	0.32%
Baa/BBB/BBB	0.88%
Ba/BB/BB or below	30.77%
Unrated	54.40%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2016 (CONCLUDED)
(UNAUDITED)

(ad)	The following table shows the Company's swap assets and liabilities by dealer as a percentage of Total Equity:

Dealer/Parent Company	Asset/Liability	Percent of Equity
Affiliates of Bank of America	Financial derivatives—asset	8.40%
Affiliates of JP Morgan	Financial derivatives—asset	6.32%
Affiliates of Goldman Sachs	Financial derivatives—asset	5.21%
Affiliates of JP Morgan	Financial derivatives—liability	(8.85)%

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
Floating Rate Agency Securities (4.95%)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Principal and Interest–Floating Rate Agency Securities (2.58%)
North America
Mortgage-related—Residential
$9,490	Federal National Mortgage Association Pools	2.05% - 6.04%	9/35 - 5/45	$9,990
6,287	Federal Home Loan Mortgage Corporation Pools	2.61% - 5.94%	6/37 - 5/44	6,625
2,349	Government National Mortgage Association Pools	2.55%	11/64	2,476
				19,091
Interest Only–Floating Rate Agency Securities (2.37%)
North America
Mortgage-related—Residential
203,125	Government National Mortgage Association	0.43% - 6.35%	11/42 - 10/63	12,186
18,517	Federal National Mortgage Association	5.50% - 7.13%	6/33 - 12/41	2,718
20,272	Resecuritization of Government National Mortgage Association (d)	4.31%	8/60	1,486
6,446	Federal Home Loan Mortgage Corporation	5.67% - 6.30%	3/36 - 8/39	1,125
				17,515
Total Floating Rate Agency Securities (Cost $36,192)				36,606
Total Agency Securities (Cost $1,059,671)				1,060,580
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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only–Private Label Securities (0.41%)
North America
Mortgage-related—Residential
$41,097	Various	0.50% - 2.00%	6/44 - 9/47	$1,135
Mortgage-related—Commercial
27,254	Various	1.43% - 1.57%	10/47 - 2/48	1,877
Total Interest Only–Private Label Securities (Cost $2,110)				3,012
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
100,882	Various	—%	6/37	—
Mortgage-related—Commercial
—	Various	—%	7/45 - 2/48	—
Total Other Private Label Securities (Cost $273)				—
Total Private Label Securities (Cost $285,882)				289,062
Total Mortgage-Backed Securities (Cost $1,345,553)				1,349,642
Collateralized Loan Obligations (6.22%)
North America (2.86%)
67,640	Various	0.00% - 9.15%	5/16 - 9/68	21,120
Total North America (Cost $26,341)				21,120
Europe (3.36%)
35,472	Various	0.00% - 4.43%	1/22 - 12/56	24,854
Total Europe (Cost $26,235)				24,854
Total Collateralized Loan Obligations (Cost $52,576)				45,974
Consumer Loans and Asset-backed Securities backed by Consumer Loans (15.61%) (e)
North America (15.22%)
Consumer (f)
109,763	Various	5.50% - 49.00%	1/16 - 12/20	112,471
Total North America (Cost $112,840)				112,471
Europe (0.39%)
Consumer
2,163	Various	—%	8/24	2,905
Total Europe (Cost $2,784)				2,905
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $115,624)				115,376

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (3.66%)
North America (2.50%)
Basic Materials
$5,720	Various	11.75%	1/19	$889
Consumer
3,985	Various	0.00% - 10.00%	5/20 - 7/20	1,282
Energy
14,193	Various	6.50% - 12.25%	9/18 - 2/20	2,459
Financial
54	Various	10.25%	8/23	52
Mortgage-related—Residential
14,250	Various	15.00%-20.00%	12/17 - 10/19	13,770
Total North America (Cost $25,815)				18,452
Europe (1.16%)
Communications
7,885	Various	14.00%	10/18	8,083
Consumer
16,443	Various	—%	12/16	493
Total Europe (Cost $8,971)				8,576
Total Corporate Debt (Cost $34,786)				27,028
Mortgage Loans (11.97%) (e)
North America
Mortgage-related—Commercial (g)
77,556	Various	2.54% - 12.00%	4/16 - 7/45	66,399
Mortgage-related—Residential (i)
30,267	Various	1.00% - 13.50%	7/21 - 9/55	22,089
Total Mortgage Loans (Cost $89,009)				88,488
Real Estate Owned (1.70%) (e) (h)
North America
Real estate-related
28	Single-Family Houses			4,090
2	Commercial Property			8,432
Total Real Estate Owned (Cost $12,254)				12,522

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Corporate Equity Investments (2.99%)
North America (2.99%)
Consumer
1,592	Non-Exchange Traded Corporate Equity			$3,032
Diversified
160	Non-Exchange Traded Corporate Equity			2,389
Mortgage-related—Commercial
8,171	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			7,687
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,871
Mortgage-related—Residential
9,482	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			4,325
7,479	Non-Exchange Traded Equity Investment in Mortgage Originators			1,043
Technology
99	Non-Exchange Traded Corporate Equity			741
Total North America (Cost $22,598)				22,088
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Private Corporate Equity Investments (Cost $22,598)				22,088
Total Long Investments (Cost $1,672,400)				$1,661,118

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
(UNAUDITED)

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (22.05%) (a) (b)
Swaps (21.58%) (ad)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (l)	Credit
CDX.NA.HY 25 35-100		$442,140	12/20	$81,758
ITRX EUR XOVER 24 5Y 35-100		229,954	12/20	46,716
Other		121,730	6/18 - 6/20	7,278
Total Credit Default Swaps on Corporate Bond Indices				135,752
Interest Rate Swaps (m)	Interest Rates	545,232	12/16 - 12/45	7,254
Credit Default Swaps on Asset-Backed Indices (l)	Credit	1,468	12/37	56
North America
Total Return Swaps
Communications (q)	Credit	3,836	3/16 - 12/16	49
Consumer (q)	Credit	4,880	3/16 - 1/17	31
Energy (q)	Credit	729	10/16	5
Total Total Return Swaps				85
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (n)	Credit	(95,589)	5/46 - 5/63	5,354
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(15,208)	12/17 - 12/19	1,891
Interest Rate Swaps (o)	Interest Rates	(608,365)	12/16 - 12/45	2,689
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—residential	Credit	(8,967)	9/34 - 12/35	6,332
Credit Default Swaps on Corporate Bonds (n)
Consumer	Credit	(590)	12/19	10
Total Swaps (Net cost $161,193)				159,423
Futures (0.01%)
Long Futures:
U.S. Treasury Note Futures (s)	Interest Rates	6,300	3/16	2
Eurodollar Futures (r)	Interest Rates	23,000	6/17	17
Short Futures:
Eurodollar Futures (r)	Interest Rates	(90,000)	12/16	13
Total Futures				32
Options (0.29%)
Purchased Options:
Put Options on Credit Default Swaps on Corporate Bond Indices (v)	Credit	138,000	3/16	2,050
Call Options on U.S. Treasury Futures (t)	Interest Rates	3,900	2/16	51
Put Options on U.S. Treasury Futures (t)	Interest Rates	3,900	2/16	61
Total Options (Cost $2,600)				2,162
Forwards (0.15%)
Short Forwards
Currency Forwards (ab)	Currency	(95,326)	3/16	1,138
Total Forwards				1,138

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Warrants (0.02%)
North America
Warrants (u)
Mortgage-related—residential	Equity Market	$1,555		$150
Total Warrants (Cost $150)				150
Total Financial Derivatives–Assets (Net cost $163,943)				$162,905
Financial Derivatives–Liabilities (-8.18%) (a) (b)
Swaps (-7.87%) (ad)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (l)	Credit	4,458	10/52 - 5/63	$(365)
Interest Rate Swaps (m)	Interest Rates	129,975	10/16 - 12/45	(278)
North America
Total Return Swaps
Basic Materials (q)	Credit	6,477	3/16	(822)
Communications (q)	Credit	11,009	3/16 - 8/16	(2,581)
Consumer (q)	Credit	4,983	6/16 - 8/16	(143)
Diversified (q)	Credit	2,765	3/16	(171)
Energy (q)	Credit	4,076	4/16 - 8/16	(812)
Energy (p)	Equity Market	35	7/17	—
Financial (q)	Credit	2,646	9/16	(10)
Financial (p)	Equity Market	21,635	11/16	—
Industrial (q)	Credit	1,000	3/16	(39)
Technology (q)	Credit	2,650	1/17	(84)
Total Total Return Swaps				(4,662)
Short Swaps:
Interest Rate Swaps (o)	Interest Rates	(518,235)	1/16 - 1/46	(4,656)
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(1,001,913)	12/16 - 12/20	(47,298)
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—residential	Credit	(3,209)	10/34 - 3/35	(221)
Credit Default Swaps on Corporate Bonds (n)
Consumer	Credit	(8,780)	9/19 - 12/20	(584)
Financial	Credit	(4,000)	3/20	(99)
Total Credit Default Swaps on Corporate Bonds				(683)
Total Return Swaps
Energy (p)	Equity Market	(58)	7/17	—
Financial (p)	Equity Market	(4,048)	3/17	—
Total Total Return Swaps				—
Total Swaps (Net proceeds -$53,679)				(58,163)

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$20,427	$26,513
Other income	1,668	293
Total investment income	22,095	26,806
EXPENSES
Base management fee	2,611	2,952
Interest expense	3,468	2,986
Other investment related expenses	1,749	1,202
Professional fees	856	716
Administration fees	340	339
Compensation expense	520	367
Insurance expense	156	177
Directors' fees and expenses	65	74
Share-based LTIP expense	100	98
Other expenses	408	428
Total expenses	10,273	9,339
NET INVESTMENT INCOME	11,822	17,467
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	(1,974)	9,734
Financial derivatives, excluding currency forwards	(10,054)	(5,834)
Financial derivatives—currency forwards	(332)	5,796
Foreign currency transactions	420	733
	(11,940)	10,429
Change in net unrealized gain (loss) on:
Investments	(4,402)	693
Financial derivatives, excluding currency forwards	(18,838)	(2,644)
Financial derivatives—currency forwards	(3,047)	(1,465)
Foreign currency translation	3,219	(5,063)
	(23,068)	(8,479)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(35,008)	1,950
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	(23,186)	19,417
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	14	156
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$(23,200)	$19,261
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$(0.69)	$0.57

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITIED)

	Three Month Period Ended March 31, 2016			Three Month Period Ended March 31, 2015
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2015 and 12/31/2014, respectively)	$732,049	$6,903	$738,952	$782,155	$6,389	$788,544
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			11,822			17,467
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			(11,940)			10,429
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(23,068)			(8,479)
Net increase (decrease) in equity resulting from operations	(23,200)	14	(23,186)	19,261	156	19,417
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		684	684		500	500
Dividends(1)	(16,766)	(106)	(16,872)	(22,022)	(137)	(22,159)
Distributions to non-controlling interests		(1,922)	(1,922)		(976)	(976)
Adjustment to non-controlling interest	(4)	4	—	—	—	—
Shares repurchased	(2,834)		(2,834)	—		—
Share-based LTIP awards	99	1	100	97	1	98
Net increase (decrease) in equity from transactions	(19,505)	(1,339)	(20,844)	(21,925)	(612)	(22,537)
Net increase (decrease) in equity	(42,705)	(1,325)	(44,030)	(2,664)	(456)	(3,120)
ENDING EQUITY (3/31/2016 and 3/31/2015, respectively)	$689,344	$5,578	$694,922	$779,491	$5,933	$785,424

(1)	For the three month periods ended March 31, 2016 and 2015, dividends totaling $0.50 and $0.65, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31,
	2016	2015
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$(23,186)	$19,417
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	12,195	(10,658)
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	24,261	7,625
Amortization of premiums and accretion of discounts (net)	3,720	3,499
Purchase of investments	(739,404)	(1,055,646)
Proceeds from disposition of investments	722,698	1,220,580
Proceeds from principal payments of investments	56,376	69,620
Proceeds from investments sold short	697,389	1,395,115
Repurchase of investments sold short	(727,652)	(1,499,316)
Payments made to open financial derivatives	(42,702)	(59,067)
Proceeds received to close financial derivatives	48,939	73,336
Proceeds received to open financial derivatives	10,998	23,555
Payments made to close financial derivatives	(50,590)	(51,273)
Share-based LTIP expense	100	98
(Increase) decrease in assets:
Repurchase agreements	(21,768)	127,247
Receivable for securities sold and financial derivatives	99,197	7,253
Due from brokers	(43,368)	34,202
Interest and principal receivable	2,155	4,976
Restricted cash	372	—
Other assets	2,605	(549)
Increase (decrease) in liabilities:
Due to brokers	10,143	10,554
Payable for securities purchased and financial derivatives	(61,989)	17,529
Accounts payable and accrued expenses	145	420
Other liabilities	(211)	13
Interest and dividends payable	743	(366)
Base management fee payable	(162)	(10)
Net cash provided by (used in) operating activities	(18,996)	338,154

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Month Period Ended March 31,
	2016	2015
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$684	$500
Shares repurchased	(2,834)	—
Dividends paid	(16,872)	(22,159)
Distributions to non-controlling interests	(1,922)	(976)
Proceeds from issuance of securitized debt	23,238	—
Principal payments on securitized debt	—	(88)
Borrowings under reverse repurchase agreements (1)	1,820,060	2,161,793
Repayments of reverse repurchase agreements (1)	(1,845,185)	(2,435,114)
Net cash provided by (used in) financing activities	(22,831)	(296,044)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,827)	42,110
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,909	114,140
CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,082	$156,250
Supplemental disclosure of cash flow information:
Interest paid	$3,047	$3,239
Share-based LTIP awards (non-cash)	$100	$98
Aggregate TBA trade activity (buys + sells) (non-cash)	$5,120,727	$8,544,037
(1) Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). The Company has determined that it meets the definition of an investment company under ASC 946. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. Additionally under ASC 946 the Company generally will not consolidate its interest in any company other than in its subsidiaries that qualify as investment companies under ASC 946. The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its subsidiaries. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, all material adjustments, considered necessary for a fair presentation of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, non-Agency mortgage-backed securities determined to have sufficiently observable market data, U.S. Treasury securities and certain sovereign debt, commonly traded derivatives, such as interest rate swaps and foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are RMBS, CMBS, ABS, credit default swaps, or "CDS," on individual ABS, distressed corporate debt, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, non-listed equities, and private corporate debt and equity investments.

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
(E) Financial Derivatives: The Company enters into various types of financial derivatives. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is reflected on the Consolidated Statement of Assets, Liabilities, and Equity as "Due to Brokers." Conversely, cash collateral posted by the Company is reflected as "Due from Brokers" on the Consolidated Statement of Assets, Liabilities, and Equity. The major types of derivatives utilized by the Company are swaps, futures, options, and forwards.
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
(I) Securitized Debt: The Company entered into a securitization transaction in March 2016 to finance certain of its commercial mortgage loans and REO which was accounted for as a collateralized borrowing. The assets contributed to the securitization were not derecognized but rather, the liability issued by the securitization was recorded to reflect the financing of the securitized assets.
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
(O) Other Investment Related Expenses: Other investment related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, servicing fees on our mortgage and consumer loans, corporate and escrow advances on loans within our loan portfolios, and various other expenses and fees related directly to the Company's financial instruments. Other investment related expenses are generally recognized as incurred on the Consolidated Statement of Operations; dividend expense on common stock sold short is recognized on the ex-dividend date.
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
The Company follows the provisions of ASC 740-10, Income Taxes ("ASC 740-10"), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2015, 2014, 2013, or 2012 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810, Consolidation (ASC "810"), to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 did not have a material impact on the Company's consolidated financial statements.

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at March 31, 2016:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$50,000	$—	$—	$50,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$989,334	$22,306	$1,011,640
U.S. Treasury securities	—	13,672	—	13,672
Private label residential mortgage-backed securities	—	110,333	113,382	223,715
Private label commercial mortgage-backed securities	—	—	35,350	35,350
Commercial mortgage loans	—	—	56,365	56,365
Residential mortgage loans	—	—	35,580	35,580
Collateralized loan obligations	—	—	34,415	34,415
Consumer loans and asset-backed securities backed by consumer loans	—	—	143,854	143,854
Corporate debt	—	—	24,552	24,552
Real estate owned	—	—	21,843	21,843
Private corporate equity investments	—	—	24,599	24,599
Total investments, at fair value	—	1,113,339	512,246	1,625,585
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	6,227	6,227
Credit default swaps on corporate bond indices	—	144,348	—	144,348
Credit default swaps on corporate bonds	—	114	—	114
Credit default swaps on asset-backed indices	—	21,311	—	21,311
Interest rate swaps	—	17,321	—	17,321
Total return swaps	—	—	1,074	1,074
Options	—	252	—	252
Futures	8	—	—	8
Warrants	—	—	100	100
Mortgage loan purchase commitments	—	43	—	43
Total financial derivatives–assets, at fair value	8	183,389	7,401	190,798
Repurchase agreements	—	127,468	—	127,468
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$8	$1,424,196	$519,647	$1,943,851
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(571,063)	$—	$(571,063)
Government debt	—	(129,798)	—	(129,798)
Corporate debt	—	—	(3,029)	(3,029)
Common stock	(8,238)	—	—	(8,238)
Total investments sold short, at fair value	(8,238)	(700,861)	(3,029)	(712,128)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(55,176)	—	(55,176)
Credit default swaps on corporate bonds	—	(776)	—	(776)
Credit default swaps on asset-backed indices	—	(1,330)	—	(1,330)
Credit default swaps on asset-backed securities	—	—	(220)	(220)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Interest rate swaps	$—	$(18,485)	$—	$(18,485)
Total return swaps	—	(129)	(675)	(804)
Options	—	(6,589)	—	(6,589)
Futures	(377)	—	—	(377)
Forwards	—	(1,922)	—	(1,922)
Total financial derivatives–liabilities, at fair value	(377)	(84,407)	(895)	(85,679)
Guarantees(1)	—	—	(616)	(616)
Total investments sold short, financial derivatives–liabilities, securitized debt, and guarantees, at fair value	$(8,615)	$(785,268)	$(4,540)	$(798,423)

(1)	Included in Other liabilities on the Consolidated Statement of Assets, Liabilities, and Equity.
There were no transfers of financial instruments between Level 1 and Level 2 during the three month period ended March 31, 2016.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$75,404	Market Quotes	Non Binding Third-Party Valuation	$1.88	$153.12	$66.93
Collateralized loan obligations	25,830	Market Quotes	Non Binding Third-Party Valuation	27.00	101.50	83.73
Corporate debt and non-exchange traded corporate equity	20,784	Market Quotes	Non Binding Third-Party Valuation	2.83	200.00	70.37
Private label commercial mortgage-backed securities	16,161	Market Quotes	Non Binding Third-Party Valuation	5.05	67.29	32.16
Agency interest only residential mortgage-backed securities	18,628	Market Quotes	Non Binding Third-Party Valuation	2.77	24.75	10.61
Total return swaps	399	Market Quotes	Non Binding Third-Party Valuation (1)	16.31	100.38	94.29
Private label residential mortgage-backed securities	37,978	Discounted Cash Flows	Yield	4.4%	13.0%	11.6%
			Projected Collateral Prepayments	4.9%	75.6%	36.9%
			Projected Collateral Losses	4.4%	25.6%	12.9%
			Projected Collateral Recoveries	0.0%	12.1%	5.6%
			Projected Collateral Scheduled Amortization	7.9%	88.8%	44.6%
						100.0%
Private label commercial mortgage-backed securities	19,189	Discounted Cash Flows	Yield	11.6%	32.8%	21.2%
			Projected Collateral Losses	0.6%	2.4%	1.2%
			Projected Collateral Recoveries	2.1%	11.1%	5.4%
			Projected Collateral Scheduled Amortization	87.9%	97.3%	93.4%
						100.0%
Corporate debt and warrants	10,450	Discounted Cash Flows	Yield	0.0%	15.3%	14.8%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$8,585	Discounted Cash Flows	Yield	10.5%	66.5%	18.8%
			Projected Collateral Prepayments	30.9%	67.6%	51.0%
			Projected Collateral Losses	1.4%	19.2%	7.1%
			Projected Collateral Recoveries	1.5%	16.5%	5.4%
			Projected Collateral Scheduled Amortization	26.4%	53.6%	36.5%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	143,854	Discounted Cash Flows	Yield	9.0%	25.0%	10.3%
			Projected Collateral Prepayments	0.0%	42.1%	31.6%
			Projected Collateral Losses	1.0%	33.8%	7.6%
			Projected Collateral Scheduled Amortization	56.1%	80.7%	60.8%
						100.0%
Performing commercial mortgage loans	30,189	Discounted Cash Flows	Yield	10.4%	17.6%	11.7%
Non-performing commercial mortgage loans and commercial real estate owned	24,707	Discounted Cash Flows	Yield	10.2%	28.3%	15.5%
			Months to Resolution	3.0	39.8	18.7
Performing residential mortgage loans	28,877	Discounted Cash Flows	Yield	5.4%	11.1%	6.6%
Non-performing residential mortgage loans and residential real estate owned	9,482	Discounted Cash Flows	Yield	6.5%	11.4%	8.7%
			Months to Resolution	3.4	120.2	24.8
Credit default swaps on asset-backed securities	6,007	Net Discounted Cash Flows	Projected Collateral Prepayments	27.2%	50.3%	33.4%
			Projected Collateral Losses	15.7%	34.8%	28.0%
			Projected Collateral Recoveries	6.4%	15.0%	10.6%
			Projected Collateral Scheduled Amortization	23.1%	32.0%	28.0%
						100.0%
Non-exchange traded equity investments in commercial mortgage-related private partnerships	10,435	Discounted Cash Flows	Yield	15.6%	16.5%	15.9%
			Expected Holding Period (Months)	11.5	24.5	20.8
Agency interest only residential mortgage-backed securities	3,678	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	441	1,807	701
			Projected Collateral Prepayments	20.3%	100.0%	64.1%
			Projected Collateral Scheduled Amortization	0.0%	79.7%	35.9%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entities	2,053	Enterprise Value	Equity Multiple(3)	1.9x	1.9x	1.9x
Commercial mortgage loans and REO	20,533	Recent Transactions	Contract Price	44.29	95.08	64.25
Non-exchange traded preferred and common equity investment in mortgage-related entities	2,500	Recent Transactions	Transaction Price	N/A	N/A	N/A
Guarantees	(616)	Cash Flows	Expected Cash Flows(4)	N/A	N/A	N/A

(1)	Represents valuations on underlying assets.

(2)	Shown in basis points.

(3)	Represent an estimation of where market participants might value an enterprise.

(4)	Represents transactions with a remaining term of less than one year.
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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2015:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$160,000	$—	$—	$160,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,035,662	$24,918	$1,060,580
Private label residential mortgage-backed securities	—	138,482	116,435	254,917
Private label commercial mortgage-backed securities	—	—	34,145	34,145
Commercial mortgage loans	—	—	66,399	66,399
Residential mortgage loans	—	—	22,089	22,089
Collateralized loan obligations	—	—	45,974	45,974
Consumer loans and asset-backed securities backed by consumer loans	—	—	115,376	115,376
Corporate debt	—	—	27,028	27,028
Real estate owned	—	—	12,522	12,522
Private corporate equity investments	—	—	22,088	22,088
Total investments, at fair value	—	1,174,144	486,974	1,661,118

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$—	$—	$6,332	$6,332
Credit default swaps on corporate bond indices	—	137,643	—	137,643
Credit default swaps on corporate bonds	—	10	—	10
Credit default swaps on asset-backed indices	—	5,410	—	5,410
Interest rate swaps	—	9,943	—	9,943
Total return swaps	—	—	85	85
Options	112	2,050	—	2,162
Futures	32	—	—	32
Forwards	—	1,138	—	1,138
Warrants	—	—	150	150
Total financial derivatives–assets, at fair value	144	156,194	6,567	162,905
Repurchase agreements	—	105,700	—	105,700
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$144	$1,436,038	$493,541	$1,929,723
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(612,777)	$—	$(612,777)
Government debt	—	(114,051)	—	(114,051)
Corporate debt	—	—	(448)	(448)
Common stock	(1,471)	—	—	(1,471)
Total investments sold short, at fair value	(1,471)	(726,828)	(448)	(728,747)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(47,298)	—	(47,298)
Credit default swaps on corporate bonds	—	(683)	—	(683)
Credit default swaps on asset-backed indices	—	(365)	—	(365)
Credit default swaps on asset-backed securities	—	—	(221)	(221)
Interest rate swaps	—	(4,934)	—	(4,934)
Total return swaps	—	—	(4,662)	(4,662)
Options(2)	—	(1,760)	—	(1,760)
Futures	(528)	—	—	(528)
Forwards	—	(13)	—	(13)
Mortgage loan purchase commitments	—	(8)	—	(8)
Total financial derivatives–liabilities, at fair value	(528)	(55,061)	(4,883)	(60,472)
Guarantees(1)	—	—	(828)	(828)
Total investments sold short, financial derivatives–liabilities, securitized debt, and guarantees, at fair value	$(1,999)	$(781,889)	$(6,159)	$(790,047)

(1)	Included in Other liabilities on the Consolidated Statement of Assets, Liabilities, and Equity.

(2)	Conformed to current period presentation.
There were no transfers of financial instruments between Level 1 and Level 2 during the year ended December 31, 2015.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$89,549	Market Quotes	Non Binding Third-Party Valuation	$1.81	$151.86	$68.47
Collateralized loan obligations	41,978	Market Quotes	Non Binding Third-Party Valuation	13.00	102.00	84.84
Corporate debt and non-exchange traded corporate equity	18,972	Market Quotes	Non Binding Third-Party Valuation	3.00	200.00	77.85
Private label commercial mortgage-backed securities	20,365	Market Quotes	Non Binding Third-Party Valuation	6.07	73.20	41.28
Agency interest only residential mortgage-backed securities	21,067	Market Quotes	Non Binding Third-Party Valuation	2.97	22.41	11.08
Total return swaps	(4,577)	Market Quotes	Non Binding Third-Party Valuation (1)	36.38	99.88	56.38
Private label residential mortgage-backed securities	26,886	Discounted Cash Flows	Yield	3.4%	27.1%	19.9%
			Projected Collateral Prepayments	5.4%	74.6%	46.3%
			Projected Collateral Losses	2.9%	24.5%	11.4%
			Projected Collateral Recoveries	0.3%	13.0%	8.0%
			Projected Collateral Scheduled Amortization	8.6%	88.6%	34.3%
						100.0%
Private label commercial mortgage-backed securities	13,780	Discounted Cash Flows	Yield	19.2%	25.0%	22.1%
			Projected Collateral Losses	0.7%	2.3%	1.6%
			Projected Collateral Recoveries	1.5%	14.3%	8.4%
			Projected Collateral Scheduled Amortization	83.4%	97.6%	90.0%
						100.0%
Corporate debt and warrants	13,920	Discounted Cash Flows	Yield	15.0%	20.0%	16.2%
Collateralized loan obligations	3,996	Discounted Cash Flows	Yield	8.3%	20.6%	13.5%
			Projected Collateral Prepayments	31.9%	52.3%	41.1%
			Projected Collateral Losses	2.6%	17.3%	12.9%
			Projected Collateral Recoveries	2.3%	15.5%	10.1%
			Projected Collateral Scheduled Amortization	33.3%	51.5%	35.9%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans(2)	115,376	Discounted Cash Flows	Yield	9.0%	15.0%	10.4%
			Projected Collateral Prepayments	0.0%	40.9%	30.9%
			Projected Collateral Losses	1.0%	33.8%	7.3%
			Projected Collateral Scheduled Amortization	57.3%	80.8%	61.8%
						100.0%
Performing commercial mortgage loans	43,847	Discounted Cash Flows	Yield	9.8%	17.6%	11.9%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-performing commercial mortgage loans and commercial real estate owned	$30,984	Discounted Cash Flows	Yield	10.2%	19.4%	13.7%
			Months to Resolution	4.0	24.0	9.3
Performing residential mortgage loans	13,848	Discounted Cash Flows	Yield	5.5%	8.0%	6.5%
Non-performing residential mortgage loans and residential real estate owned	12,331	Discounted Cash Flows	Yield	5.7%	7.9%	7.3%
			Months to Resolution	3.4	113.6	20.6
Credit default swaps on asset-backed securities	6,111	Net Discounted Cash Flows	Projected Collateral Prepayments	26.6%	44.1%	32.6%
			Projected Collateral Losses	15.0%	33.7%	26.5%
			Projected Collateral Recoveries	6.8%	16.9%	12.0%
			Projected Collateral Scheduled Amortization	24.5%	33.1%	28.9%
						100.0%
Non-exchange traded preferred equity investment in commercial mortgage-related private partnership	10,558	Discounted Cash Flows	Yield	14.0%	16.5%	14.7%
			Expected Holding Period (Months)	14.3	27.0	23.5
Agency interest only residential mortgage-backed securities	3,851	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	441	1,672	622
			Projected Collateral Prepayments	18.0%	100.0%	70.4%
			Projected Collateral Scheduled Amortization	0.0%	82.0%	29.6%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entities	2,738	Enterprise Value	Equity Multiple(3)	2.7x	2.7x	2.7x
Non-exchange traded preferred and common equity investment in mortgage-related entities	2,630	Recent Transactions	Transaction Price	N/A	N/A	N/A
Guarantees	(828)	Cash Flows	Expected Cash Flows(4)	N/A	N/A	N/A

(1)	Represents valuations on underlying assets.

(2)	Shown in basis points.

(3)	Represent an estimation of where market participants might value an enterprise.

(4)	Represents transactions with a remaining term of less than one year.
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
The tables below include a roll-forward of the Company's financial instruments for the three month periods ended March 31, 2016 and 2015 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended March 31, 2016

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$24,918	$(2,057)	$(9)	$(546)	$—	$—	$—	$—	$22,306
Private label residential mortgage-backed securities	116,435	605	313	(1,709)	5,731	(4,943)	12,070	(15,120)	113,382
Private label commercial mortgage-backed securities	34,145	455	322	(3,000)	7,844	(4,416)	—	—	35,350
Commercial mortgage loans	66,399	546	183	893	13,424	(25,080)	—	—	56,365
Residential mortgage loans	22,089	107	108	275	14,965	(1,964)	—	—	35,580
Collateralized loan obligations	45,974	(927)	1,080	272	—	(11,984)	—	—	34,415
Consumer loans and asset-backed securities backed by consumer loans	115,376	(2,882)	—	105	51,910	(20,655)	—	—	143,854
Corporate debt	27,028	113	(20)	(3,975)	2,967	(1,561)	—	—	24,552
Real estate owned	12,522	—	260	1,419	9,788	(2,146)	—	—	21,843
Private corporate equity investments	22,088	—	(130)	(1,228)	3,927	(58)	—	—	24,599
Total investments, at fair value	486,974	(4,040)	2,107	(7,494)	110,556	(72,807)	12,070	(15,120)	512,246
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	6,332	—	91	(105)	36	(127)	—	—	6,227
Total return swaps	85	—	(3,515)	989	3,568	(53)	—	—	1,074
Warrants	150	—	(50)	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	6,567	—	(3,474)	884	3,604	(180)	—	—	7,401
Total investments and financial derivatives–assets, at fair value	$493,541	$(4,040)	$(1,367)	$(6,610)	$114,160	$(72,987)	$12,070	$(15,120)	$519,647
Liabilities:
Investments sold short, at fair value
Corporate debt	$(448)	$1	$360	$(249)	$887	$(3,580)	$—	$—	$(3,029)
Total investments sold short, at fair value	(448)	1	360	(249)	887	(3,580)	—	—	(3,029)

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2016
(continued)
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(221)	$—	$(16)	$1	$—	$16	$—	$—	$(220)
Total return swaps	(4,662)	—	(2,251)	3,988	2,337	(87)	—	—	(675)
Total financial derivatives– liabilities, at fair value	(4,883)	—	(2,267)	3,989	2,337	(71)	—	—	(895)
Guarantees:
Guarantees	(828)	—	—	212	—	—	—	—	(616)
Total guarantees	(828)	—	—	212	—	—	—	—	(616)
Total investments sold short, financial derivatives– liabilities, securitized debt, and guarantees, at fair value	$(6,159)	$1	$(1,907)	$3,952	$3,224	$(3,651)	$—	$—	$(4,540)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2016, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2016. For Level 3 financial instruments held by the Company at March 31, 2016, change in net unrealized gain (loss) of $(7.7) million, $3.6 million, $0.6 million, and $0.2 million, for the three month period ended March 31, 2016 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and guarantees, respectively.
As of March 31, 2016, the Company transferred $15.1 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, as of March 31, 2016, the Company transferred $12.1 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2015, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.

Three Month Period Ended March 31, 2015

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$31,385	$(2,006)	$471	$(96)	$1,190	$(4,609)	$—	$—	$26,335
Private label residential mortgage-backed securities	274,369	2,388	1,206	3,062	6,633	(39,423)	23,221	(102,085)	169,371
Private label commercial mortgage-backed securities	53,311	1,372	614	(1,900)	15,594	(16,777)	—	—	52,214
Commercial mortgage loans	28,309	539	—	17	24,291	(14,238)	—	—	38,918
Residential mortgage loans	27,482	443	242	144	5,976	(3,442)	—	—	30,845
Collateralized loan obligations(1)	121,994	(4,626)	772	(1,701)	10,477	(38,086)	—	—	88,830
Consumer loans and asset-backed securities backed by consumer loans(1)	24,294	(1,714)	—	547	16,057	(4,394)	—	—	34,790
Corporate debt	42,708	31	186	(580)	11,605	(22,114)	—	—	31,836
Real estate owned	8,635	—	84	537	2,471	(2,657)	—	—	9,070
Private corporate equity investments	14,512	—	—	230	6,572	(14)	—	—	21,300
Total investments, at fair value	626,999	(3,573)	3,575	260	100,866	(145,754)	23,221	(102,085)	503,509
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$11,387	$—	$401	$(355)	$22	$(646)	$—	$—	$10,809
Total return swaps	—	—	—	118	—	—	—	—	118
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	11,487	—	401	(237)	22	(646)	—	—	11,027
Total investments and financial derivatives–assets, at fair value	$638,486	$(3,573)	$3,976	$23	$100,888	$(146,400)	$23,221	$(102,085)	$514,536
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(239)	$—	$(19)	$—	$—	$19	$—	$—	$(239)
Total return swaps	—	—	—	(307)	—	—	—	—	(307)
Total financial derivatives– liabilities, at fair value	(239)	—	(19)	(307)	—	19	—	—	(546)
Securitized debt:
Securitized debt	(774)	(2)	—	19	88	—	—	—	(669)
Total securitized debt	(774)	(2)	—	19	88	—	—	—	(669)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,013)	$(2)	$(19)	$(288)	$88	$19	$—	$—	$(1,215)

(1)	Conformed to prior period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2015. For Level 3 financial instruments held by the Company at March 31, 2015, change in net unrealized gain (loss) of $(3.2) million, $(0.2) million, $(0.3) million, and $19 thousand for the three month period ended March 31, 2015 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.

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
In addition, as of March 31, 2015, the Company transferred $23.2 million of non-Agency RMBS from Level 2 to Level 3. Following December 2014, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $71,245 and $94,602, respectively)	$74,886	$98,009
Receivable for securities sold relating to unsettled TBA sales	569,375	613,023
Liabilities:
TBA securities sold short, at fair value (Current principal: -$535,080 and -$580,992, respectively)	$(571,063)	$(612,777)
Payable for securities purchased relating to unsettled TBA purchases	(74,681)	(98,049)
Net short TBA securities, at fair value	(496,177)	(514,768)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three month periods ended March 31, 2016 and 2015 are summarized in the tables below:
Three Month Period Ended March 31, 2016:

		Three Month Period Ended March 31, 2016
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$91	$(105)
Credit default swaps on asset-backed indices	Credit	2,745	(839)
Credit default swaps on corporate bond indices	Credit	(1,957)	3,239
Credit default swaps on corporate bonds	Credit	477	5
Total return swaps	Equity Market/Credit	(877)	989
Interest rate swaps	Interest Rates	12,725	7,169
Futures	Interest Rates/Equity Market	(63)	99
Forwards	Currency	(307)	(1,138)
Warrants	Credit	(50)	—
Mortgage loan purchase commitments	Interest Rates	—	43
Options	Credit/ Interest Rates	3,677	350
		16,461	9,812
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(16)	1
Credit default swaps on asset-backed indices	Credit	(159)	(92)
Credit default swaps on corporate bond indices	Credit	(5,143)	(13,636)
Credit default swaps on corporate bonds	Credit	(505)	118
Total return swaps	Equity Market/Credit	(4,789)	3,858
Interest rate swaps	Interest Rates	(16,509)	(13,112)
Futures	Interest Rates/Equity Market	(471)	28
Forwards	Currency	(25)	(1,909)
Options	Credit/ Interest Rates/Equity Market	798	(5,378)
		(26,819)	(30,122)
Total		$(10,358)	$(20,310)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $28 thousand, for the three month period ended March 31, 2016, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $1.6 million, for the three month period ended March 31, 2016, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Three Month Period Ended March 31, 2015:

		Three Month Period Ended March 31, 2015
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)(1)
(In thousands)
Financial derivatives–assets
Credit default swaps on asset-backed securities	Credit	$401	$(355)
Credit default swaps on asset-backed indices	Credit	226	(1,252)
Credit default swaps on corporate bond indices	Credit	(3,014)	828
Total return swaps	Equity Market/Credit	1,810	110
Interest rate swaps	Interest Rates	19,460	(6,987)
Futures	Interest Rates	2,398	824
Forwards	Currency	7,285	(884)
Options	Credit/ Interest Rates	(3,260)	560
		25,306	(7,156)
Financial derivatives–liabilities
Credit default swaps on asset-backed securities	Credit	(19)	—
Credit default swaps on asset-backed indices	Credit	145	206
Credit default swaps on corporate bond indices	Credit	2,124	(2,656)
Credit default swaps on corporate bonds	Credit	(668)	485
Total return swaps	Equity Market/Credit	(458)	(304)
Interest rate swaps	Interest Rates	(25,197)	4,321
Futures	Interest Rates/Equity Market	(32)	(411)
Forwards	Currency	(1,489)	(581)
Options	Credit/ Interest Rates	250	948
		(25,344)	2,008
Total		$(38)	$(5,148)

(1)
Includes foreign currency translation on derivatives in the amount of $1.0 million which is shown on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three month period ended March 31, 2016 and the year ended December 31, 2015:

Derivative Type	Three Month Period Ended March 31, 2016	Year Ended December 31, 2015
	(In thousands)
Interest rate swaps	$2,258,733	$2,463,892
Credit default swaps	2,146,231	1,080,772
Total return swaps	89,435	112,641
Futures	634,975	880,682
Options	900,488	865,600
Forwards	96,351	107,448
Warrants	1,555	1,554
Mortgage loan purchase commitments	10,043	2,093

From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2016 and December 31, 2015, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at March 31, 2016 and December 31, 2015, are summarized below:

Credit Derivatives	Amount at March 31, 2016	Amount at December 31, 2015
(In thousands)
Fair Value of Written Credit Derivatives, Net	$138,402	$135,443
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(460)	$(369)
Notional Amount of Written Credit Derivatives (2)	$(818,611)	$(799,750)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$17,218	$17,322

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at March 31, 2016, implied credit spreads on such contracts ranged between 18.5 and 3,667.1 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2015, implied credit spreads on such contracts ranged between 19.5 and 4,628.7 basis points. Total net up-front payments received relating to written credit derivatives outstanding at March 31, 2016 and December 31, 2015 were $136.0 million and $137.8 million, respectively.
6. Borrowings under Reverse Repurchase Agreements and Securitized Debt
Reverse Repurchase Agreements
The Company enters into reverse repurchase agreements. A reverse repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its reverse repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's reverse repurchase agreements typically range in term from 30 to 180 days, although the Company also has reverse repurchase agreements that provide for longer or shorter terms. The principal economic terms of each reverse repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as those relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the reverse repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and for most reverse repurchase agreements, interest is generally paid at the termination of the reverse repurchase agreement, at which time the Company may enter into a new reverse repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. Some reverse repurchase agreements provide for periodic payments of interest, such as monthly payments. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, reverse repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company can generally require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the reverse repurchase agreement, or other circumstance in which the counterparty is no longer required to post such margin, the Company must return to the counterparty the same security that had been posted. The contractual amount (loan amount) of the Company's reverse repurchase agreements approximates their fair value, as the debt is short-term in nature.
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with eighteen counterparties as of both March 31, 2016 and December 31, 2015.
At March 31, 2016, approximately 17% of open reverse repurchase agreements were with one counterparty. At December 31, 2015, approximately 15% of open reverse repurchase agreements were with one counterparty. As of March 31, 2016 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 1 day to 575 days and from 4 days to 666 days as of December 31, 2015. Interest rates on the Company's open reverse repurchase agreements ranged from 0.10% to 3.50% as of March 31, 2016 and from 0.37% to 2.92% as of December 31, 2015.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS and Credit assets, which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and U.S. Treasury securities, by remaining maturity as of March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$420,442	0.61%	14	$295,277	0.54%	14
31-60 Days	319,396	0.70%	43	203,144	0.54%	44
61-90 Days	117,846	0.77%	75	239,431	0.68%	74
91-120 Days	—	—%	—	193,962	0.56%	106
151-180 Days	36,074	0.82%	167	1,506	1.57%	175
Total Agency RMBS	893,758	0.67%	39	933,320	0.58%	56
Credit:
30 Days or Less	19,044	2.23%	17	14,674	1.94%	17
31-60 Days	19,620	2.08%	33	26,419	1.87%	39
61-90 Days	89,927	2.61%	70	82,292	2.46%	67
91-120 Days	2,478	2.47%	116	—	—%	—
151-180 Days	2,912	2.29%	168	24,193	2.62%	164
181-360 Days	61,114	3.06%	334	23,877	2.80%	346
>360 Days	46,546	2.69%	575	69,414	2.51%	666
Total Credit Assets	241,641	2.70%	230	240,869	2.47%	272
U.S. Treasury Securities:
30 Days or Less	13,665	0.27%	1	—	—%	—
Total U.S. Treasury Securities	13,665	0.27%	1	—	—%	—
Total	$1,149,064	1.09%	79	$1,174,189	0.97%	100
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are reverse repurchase agreements that the Company may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end in the amount of $8.1 million and $4.4 million as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.33 billion and $1.35 billion, respectively. Collateral transferred under outstanding borrowings as of March 31, 2016 include investments in the amount of $27.9 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $34.5 million and additional securities with a fair value of $2.7 million as of March 31, 2016 as a result of margin calls from various counterparties. Collateral transferred under outstanding borrowings as of December 31, 2015 include investments in the amount of $16.8 million that were sold prior to period end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $25.5 million and additional securities with a fair value of $5.1 million as of December 31, 2015 as a result of margin calls from various counterparties.
Securitized Debt
In addition to its borrowings under reverse repurchase agreements, the Company has entered into a securitization transaction to finance certain of its commercial mortgage loans and REO which was accounted for as a collateralized borrowing. As of March 31, 2016 the Company had outstanding borrowings in the amount of $23.2 million in connection with this securitization which is reflected under the caption "Securitized debt," on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The Company did not have any outstanding borrowings classified as Securitized debt as of December 31, 2015. As of March 31, 2016, the fair value of commercial mortgage loans and REO collateralizing this financing was $39.1 million. Interest accrues at a rate of LIBOR plus 3.25% and the debt has a maturity date of March 16, 2018. See Note 7 for further information on the Company's securitized debt.
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
Summary information—For the three month periods ended March 31, 2016 and 2015, the total base management fee incurred was $2.6 million and $3.0 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2016 there was a Loss Carryforward of $23.2 million.
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
Summary information—The Company did not incur any expense for incentive fees for either of the three month periods ended March 31, 2016 and 2015, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the three month periods ended March 31, 2016 and 2015, the Company reimbursed the Manager $2.0 million and $0.9 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
The Company has non-controlling investments in the form of debt and equity in various mortgage originators. As of March 31, 2016, of the mortgage originators that the Company has invested in, two represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
In March 2015, the Company made an initial investment in a mortgage originator in the form of preferred and common stock. In addition, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans. See Note 15, Commitments and Contingencies, for further information on such flow agreement. The Company has also entered into a $3.0 million loan agreement for a warehouse facility with the mortgage originator. Under the terms of the facility, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, equal to LIBOR plus

5.00%, on the unpaid amount of each advance from the date the advance is made until such advance is paid in full. The mortgage originator is required to repay advances made in full no later than two business days following the date the Company purchases the loans from the mortgage originator. As of March 31, 2016, there were no advances outstanding.
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
Investment in Affiliate
The Company has investments in participation certificates related to loans held in a trust owned by a related party of the Manager. Through its participation certificates, the Company has beneficial interests in the cash flows of the underlying loans held by such trust. The Company's investment in participation certificates in the amount of $4.1 million and $3.8 million as of March 31, 2016 and December 31, 2015, respectively, is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with another entity managed by an affiliate of Ellington, or the "affiliated entity," in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the affiliated entity, respectively (the "SBC Assets"). In connection with this financing, each of the Company and the affiliated entity transferred their respective SBC Assets to a jointly owned entity, which in turn transferred these assets to a securitization trust. In March 2016, the securitization trust issued $37.5 million in debt, collateralized by the SBC Assets, to a large financial institution. While the Company's SBC Assets were transferred to the securitization trust, the Company's SBC Assets and the related debt have not been derecognized for financial reporting purposes, because the Company continues to retain the risks and rewards of ownership of its SBC Assets. The debt issued by the trust amortizes over its original term of two years, and the Company's portion of this debt was $23.2 million as of March 31, 2016, and is reflected under the caption "Securitized debt," on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent there is a default under the financing arrangement, such as the insolvency of either the Company or the affiliated entity, the assets of the non-defaulting party could be used to satisfy outstanding obligations under the financing arrangement. As of March 31, 2016, the affiliated entity was solvent and its financed assets were performing according to expectations.
8. Long-Term Incentive Plan Units
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for the both the three month periods ended March 31, 2016 and 2015 was $0.1 million.
The below table details on the Company's unvested LTIP units:

Grant Recipient	Number of LTIP units Granted	Grant Date	Vesting Date(1)
Independent directors:
	7,425	September 15, 2015	September 14, 2016
Partially dedicated employees:
	7,822	December 15, 2015	December 15, 2016
	689	December 15, 2015	December 31, 2016
	5,949	December 15, 2015	December 15, 2017
	686	December 15, 2015	December 31, 2017
	6,247	December 11, 2014	December 11, 2016
Total unvested LTIP units at March 31, 2016	28,818

(1)	Date at which such LTIP units will vest and become non-forfeitable.

The following table summarizes issuance and exercise activity of the Company's LTIP units for the three month periods ended March 31, 2016 and 2015:

	Three Month Period Ended March 31, 2016			Three Month Period Ended March 31, 2015
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2015 and 12/31/2014, respectively)	375,000	74,938	449,938	375,000	54,314	429,314
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (3/31/2016 and 3/31/2015, respectively)	375,000	74,938	449,938	375,000	54,314	429,314
LTIP Units Vested and Outstanding (3/31/2016 and 3/31/2015, respectively)	375,000	46,120	421,120	375,000	29,859	404,859
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of March 31, 2016, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2016 these joint venture partners' interests in subsidiaries of the Company were $1.1 million, representing an approximately 5% interest in such subsidiaries.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the three month periods ended March 31, 2016 and 2015, the Board of Directors authorized dividends totaling $0.50 per share and $0.65 per share, respectively. Total dividends paid during the three month periods ended March 31, 2016 and 2015 were $16.9 million and $22.2 million, respectively.

The following table summarizes issuance, repurchase and other activity with respect to the Company's common shares for the three month periods ended March 31, 2016 and 2015:

	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
Common Shares Outstanding (12/31/2015 and 12/31/2014, respectively)	33,126,012	33,449,678
Share Activity:
Shares repurchased	(163,033)	—
Common Shares Outstanding (3/31/2016 and 3/31/2015, respectively)	32,962,979	33,449,678
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of March 31, 2016 and 2015, the Company's issued and outstanding common shares would increase to 33,624,917 and 34,090,992 shares, respectively.
On August 3, 2015, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the three month period ended March 31, 2016, the Company repurchased 163,033 shares at an average price per share of $17.38 and a total cost of $2.8 million.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended March 31,
	2016	2015
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$(23,200)	$19,261
Add: Net (decrease) increase in equity resulting from operations attributable to the participating non-controlling interest(1)	(147)	120
Net increase (decrease) in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	(23,347)	19,381
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	(22,889)	19,017
Net increase (decrease) in shareholders' equity resulting from operations– LTIP units	(311)	244
Dividends Paid(2):
Common shareholders	(16,541)	(21,743)
LTIP unit holders	(225)	(279)
Non-controlling interest	(106)	(137)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(16,872)	(22,159)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(39,430)	(2,726)
LTIP unit holders	(536)	(35)
Non-controlling interest	(253)	(17)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(40,219)	$(2,778)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	33,083,682	33,449,678
Weighted average participating LTIP units	449,938	429,314
Weighted average non-controlling interest units	212,000	212,000
Basic earnings per common share:
Distributed	$0.50	$0.65
Undistributed (Distributed in excess of)	(1.19)	(0.08)
	$(0.69)	$0.57
Diluted earnings per common share:
Distributed	$0.50	$0.65
Undistributed (Distributed in excess of)	(1.19)	(0.08)
	$(0.69)	$0.57

(1)
For the three month periods ended March 31, 2016 and 2015, excludes net increase in equity resulting from operations of $0.2 million and $36 thousand, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
12. Counterparty Risk
As of March 31, 2016, investments with an aggregate value of approximately $1.33 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $27.9 million that were sold prior to period end but for which such sale had not yet settled as of March 31, 2016.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.33 billion in collateral for various reverse repurchase agreements as of March 31, 2016. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $73.6 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	16%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of March 31, 2016:

Dealer	% of Total Due from Brokers
J.P. Morgan Securities Inc.	39%
Morgan Stanley	19%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of March 31, 2016:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	29%
In addition, the Company held cash and cash equivalents of $142.1 million and $183.9 million as of March 31, 2016 and December 31, 2015, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	March 31, 2016	December 31, 2015
Bank of New York Mellon Corporation	65%	13%
BlackRock Liquidity TempFund	35%	54%
J.P. Morgan US Dollar Liquidity Fund	—%	27%
J.P. Morgan US Treasury Plus Premier Fund	—%	6%
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

The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(In thousands)
Restricted cash balance related to:
Warehouse facility	$3,000	$427
Letter of credit	230	230
Flow consumer loan purchase and sale agreement	750	3,700
Minimum account balance required for regulatory purposes	505	500
Total	$4,485	$4,857
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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2016 and December 31, 2015. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$190,798	$(37,443)	$—	$(104,879)	$48,476
Repurchase agreements	127,468	(127,468)	—	—	—
Liabilities
Financial derivatives–liabilities	(85,679)	37,443	—	48,236	—
Reverse repurchase agreements	(1,149,064)	127,468	987,105	34,491	—
December 31, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$162,905	$(18,644)	$—	$(105,202)	$39,059
Repurchase agreements	105,700	(105,700)	—	—	—
Liabilities
Financial derivatives–liabilities	(60,472)	18,644	—	41,699	(129)
Reverse repurchase agreements	(1,174,189)	105,700	1,042,947	25,542	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of March 31, 2016 and December 31, 2015 were $1.34 billion and $1.36 billion, respectively. As of March 31, 2016 and December 31, 2015, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $16.3 million and $4.1 million, respectively. As of March 31, 2016 and December 31, 2015, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $35.1 million and $45.8 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2016 and December 31, 2015.
The Company has entered into a purchase agreement whereby it has committed to purchase newly issued consumer loans originated by a third party over a term that was extended in November 2015 and expires in November 2016. As of March 31, 2016, the Company's remaining purchase commitment in connection with the purchase agreement is $34.1 million in total principal balance.
The Company has entered into a flow consumer loan purchase and sale agreement, open-ended in duration, with a third party whereby the Company has committed to purchase up to $100 million of eligible consumer loans. As of March 31, 2016, the Company has purchased $85.0 million in eligible consumer loans under this agreement.
In January 2016, the Company entered into a purchase agreement, open-ended in duration, with a third party whereby it has committed to purchase $375 million of principal balance of eligible consumer loans. As of March 31, 2016, the Company has purchased $2.7 million of principal balance in eligible consumer loans under the agreement.
In August 2015 the Company entered into participation and guarantee agreements, with terms expiring in August 2016, whereby: (i) the Company purchased a $10 million participation interest in a borrowing facility structured as a repurchase agreement, or "Repo Facility," between two parties unrelated to the Company, and (ii) the Company guarantees the borrower's payment obligations under the Repo Facility. The borrower may borrow up to $200 million under the Repo Facility, which is collateralized by residential mortgage loans which are required to be (1) eligible for guarantee by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or (2) eligible for insurance by the Federal Housing Administration, or the U.S. Department of Veterans Affairs. To the extent the borrower performs under the Repo Facility over the term of the participation and guarantee agreements, the Company will be reimbursed in full its $10 million participation interest. Should the borrower default under the Repo Facility, the Company would be required to post to the lender an additional 5% of the then-outstanding amount borrowed under the Repo Facility and should the lender then exercise its rights under the guarantee, the Company could be required to purchase the mortgage loan collateral at a price equal to the aggregate amount borrowed under the Repo Facility, inclusive of accrued interest and any outstanding unused facility fees. In this case, the Company would have full recourse to the borrower to the extent of any deficit between the value of the mortgage loan collateral and the price paid by the Company for such collateral. The Company has the option, but not the obligation, to finance a specified portion of such purchase with the lender for up to six months via a pre-negotiated, committed repurchase facility. As a result of these agreements, the Company's risk is a function of the ongoing creditworthiness of the borrower and market value of the mortgage loan collateral in relation to the amount owed by the borrower under the Repo Facility. For its participation in this arrangement, the Company is paid monthly and quarterly fees based on the amount utilized under the Repo Facility. Fees received are included in "Other Income" on the Company's Consolidated Statement of Operations. The participation interest in the amount of $10 million is included in "Due from broker" on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The Company's obligation under this arrangement is deemed to be a guaranty under ASC 460-10, Guarantees, and is carried at fair value and included in "Other Liabilities," on the Consolidated Statement of Assets, Liabilities, and Equity.
As of March 31, 2016 the borrower utilized approximately $123.6 million under the Repo Facility and is performing on its obligations under such facility.

Commitments and Contingencies Related to Investments in Mortgage Originators
As of March 31, 2016, the Company had non-controlling investments in multiple mortgage originators. In connection with certain of its investments in such mortgage originators, the Company has outstanding commitments and contingencies as described below.
The Company has a commitment related to a mortgage originator in which the Company owns a subordinated debt interest. The Company has committed to make an additional $2.0 million subordinated debt investment subject to the satisfaction of certain requirements by the borrower and to the extent the borrower requests to increase its borrowings. The borrower can request up to $2.0 million on or before June 12, 2016. In June 2015, the Company entered into a flow mortgage loan purchase and sale agreement with this mortgage originator. The Company has not committed a specific dollar amount to future purchases under the agreement but has the option to purchase eligible loans as they are originated. As of March 31, 2016, the Company had not purchased any loans under this agreement.
In connection with its equity interest in a second mortgage originator, as described in Note 7, Related Party Transactions, the Company has entered into an agreement whereby it guarantees the performance of the mortgage originator under a warehouse facility. As of March 31, 2016, the Company's maximum guarantee was $12.5 million. The Company's obligation under this arrangement is deemed to be a guaranty under ASC 460-10, Guarantees, and is carried at fair value and included in "Other Liabilities," on the Consolidated Statement of Assets, Liabilities, and Equity.
In March 2015, the Company made an initial investment in a third mortgage originator in the form of preferred and common stock. As described in Note 7, Related Party Transactions, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, which it may modify in its sole discretion, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions. As of March 31, 2016, the Company purchased loans under this agreement in the amount of $24.0 million and it has outstanding mortgage loan purchase commitments of $13.6 million, which are contingent upon successful loan closings in accordance with agreed-upon parameters.
16. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
Beginning Shareholders' Equity Per Share (12/31/2015 and 12/31/2014, respectively)	$22.10	$23.38
Net Investment Income	0.36	0.52
Net Realized/Unrealized Gains (Losses)	(1.06)	0.06
Results of Operations Attributable to Equity	(0.70)	0.58
Less: Results of Operations Attributable to Non-controlling Interests	—	—
Results of Operations Attributable to Shareholders' Equity(1)	(0.70)	0.58
Dividends Paid to Common Shareholders	(0.50)	(0.65)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.01)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.02	—
Ending Shareholders' Equity Per Share (3/31/2016 and 3/31/2015, respectively)(3)	$20.91	$23.30
Shares Outstanding, end of period	32,962,979	33,449,678

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of March 31, 2016 and 2015, shareholders' equity per share would be $20.63 and $23.01, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
Total Return	(3.17)%	2.47%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three month periods ended March 31, 2016 and 2015, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 6.77% and 2.96%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
Net Investment Income (2)	6.58%	8.92%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended March 31, 2016	Three Month Period Ended March 31, 2015
Operating expenses, before interest expense and other investment related expenses	(2.82)%	(2.63)%
Interest expense and other investment related expenses	(2.90)%	(2.14)%
Total Expenses	(5.72)%	(4.77)%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
17. Subsequent Events
On May 2, 2016, the Company's Board of Directors approved a dividend for the first quarter of 2016 in the amount of $0.50 per share payable on June 15, 2016 to shareholders of record as of June 1, 2016.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; the availability and costs of financing to fund our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, or the "Operating Partnership." As of March 31, 2016, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through March 31, 2016, our Credit strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. However, while we believe opportunities in U.S. non-Agency MBS remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; consumer loans and ABS backed by consumer loans; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and distressed corporate debt. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our Credit portfolio. We believe that Ellington's proprietary research and analytics allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2016, we financed our asset purchases primarily through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings and we expect to continue to obtain the vast majority of our financing through the use of reverse repos. In addition to financing our assets through reverse repos, in March 2016 we entered into a securitization transaction to finance certain of our commercial mortgage loans and REO which was accounted for as a collateralized borrowing.
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
As of March 31, 2016, outstanding borrowings under reverse repos and securitized debt were $1.2 billion and our debt-to-equity ratio was 1.69 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of March 31, 2016, approximately 76%, or $893.8 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, commercial mortgage loans and REO, and U.S. Treasury securities.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of March 31, 2016, our diluted book value per share was $20.63 as compared to $21.80 as of December 31, 2015. On a diluted basis, the Company's total return for the three month period ended March 31, 2016 was (3.14)%. Additionally our diluted net-asset-value-based total return was 153.82% from our inception (August 17, 2007) through March 31, 2016, and our annualized inception-to-date diluted net-asset-value-based total return was 11.40% as of March 31, 2016.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market and other credit markets include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In March 2016, the U.S. Federal Reserve, or "Federal Reserve," maintained its target range for the federal funds rate and its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Housing and Mortgage Market Statistics—Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February showed a continuation of mid-single-digit home price appreciation nationally; meanwhile the Freddie Mac survey 30-year mortgage rate ended the first quarter of 2016 at 3.71%, down from 4.01% at the end of 2015;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—Volatility was extremely high during the first quarter. In the first half of the quarter, credit-related fears stemming from depressed energy prices deepened, and caused a flight to quality that spilled over to many other sectors. The equity market sell-off in the early part of the quarter was one of the worst starts to a year on record, with the S&P 500 declining 9% year-to-date through January 20th. Credit spreads widened dramatically across most credit-sensitive fixed income sectors, including new issue CMBS, newer vintage CLOs, and high-yield corporate bonds, especially sectors with direct or indirect exposure to energy prices. Additionally, interest rates fell sharply. During the first quarter, our structured product investment securities generally declined in value and we had losses on our credit and interest rate hedges. However, our loan portfolio, which includes consumer loans, distressed commercial mortgage loans, and distressed and non-QM residential mortgage loans, tends to be less sensitive to global market volatility, and performed well during the quarter.

Federal Reserve and U.S. Monetary Policy
On March 16, 2016, the Federal Open Market Committee, or "FOMC," announced that it would maintain the target range for the federal funds rate at 0.25% to 0.50%. In its March statement following the meeting, the FOMC stated that while economic activity has been expanding at a moderate pace, global economic and financial developments continue to pose risks. The FOMC also indicated that, based on its assessment of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments, it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate, and that the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. The FOMC also noted that it expects that, with gradual adjustments in the stance on monetary policy, economic activity will continue to expand at a moderate pace and labor market indicators will continue to strengthen.
Over the course of the first quarter, the 10-year U.S. Treasury yield fell by 50 basis points, from 2.27% as of December 31, 2015 to 1.77% as of March 31, 2016. Despite this, we believe that there remains substantial risk that interest rates will increase, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and Credit portfolios using a variety of tools, including forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $33 billion, thus providing significant market support.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its January and February 2016 National Foreclosure Reports:

	As of
Number of Units (In thousands)	February 2016	November 2015	February 2015
Seriously Delinquent Mortgages(1)	1,252	1,283	1,563
Foreclosure Inventory	434	463	571
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	March 2016	December 2015
Single-family(1)	792	757
Multi-family(1)	327	367

(1) Shown in thousands of units.
Source: U.S. Census Bureau
As of March 2016, average single-family housing starts during the trailing three months increased by 4.6% as compared to December 2015, while multi-family housing starts decreased by approximately 10.9% during the same period. Overall, privately-owned housing starts in March 2016 came in at a seasonally adjusted annual rate of 1,089,000 units, 14.2% higher than the March 2015 rate of 954,000 units.
Early 2016 showed a continuation of the trend of mid-single-digit home price appreciation seen in 2014 and 2015. Data released by S&P Indices for its S&P/Case-Shiller Home Price Indices for February 2016 showed that, on average, home prices posted a 0.7% month-over-month increase for its 20-City Composite and had increased 0.6% month-over-month for its 10-City Composite, after seasonal adjustments. According to the report, home prices remain below the peak levels of 2006, but, on average, are back to their winter 2007 levels for the 10- and 20-City Composites, respectively. Finally, as indicated in the table above, as of February 2016, the national inventory of foreclosed homes fell to 434,000 units, a 24.0% decline when compared to February 2015; this represented the fifty-second consecutive month with a year-over-year decline and the lowest level since November 2007. As a result, there are many fewer unsold foreclosed homes overhanging the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
While refinancing activity overall has been slower in recent periods relative to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past three years, with a 35.3% increase from March 2013 through March 2016. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index
(Application Volume)
320
300
280
260
240
220
200
180
Average Refinance Application Loan Size
($ thousands, trailing 4-week average)
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift declines in mortgage rates in October 2014, January 2015, March 2015, and the first six weeks of 2016, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.
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
3-Month CPR
50
45
40
35
30
25
20
15
10
5
0
Aug-13
Nov-13
Feb-14
May-14
Aug-14
Nov-14
Feb-15
May-15
Aug-15
Nov-15
Feb-16
Bank
Non-Bank
Quicken

On April 1, 2016, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in March 2016, the U.S. unemployment rate was 5.0%. Another, perhaps more relevant, measure of labor market conditions is employment growth, which has been relatively robust in recent months. The BLS reported that non-farm payrolls rose by 215,000 in March 2016. While it is difficult to quantify the relationship between employment data and the housing and mortgage markets, we believe that current levels of unemployment and job creation are generally supportive of the housing market. While the housing market is also currently supported by low mortgage rates, it faces a number of potential headwinds. These include high interest rate volatility, the constraining effects of still-tight credit standards on both housing starts and new loan originations, and the uneven pace of the recovery of the U.S. economy.
GSE and Government Agency Developments
On March 2, 2016 the House Financial Services Committee approved a bill, the Preserving Access to CRE Capital Act of 2016, that would significantly reduce the credit risk retention obligations imposed on the securitizers of certain asset-backed securities. The first U.S. risk retention rules were promulgated in October 2014 to implement the risk retention requirements of the Dodd-Frank Act, in an effort to better align the interests of securitizers with those of investors in securitizations. The rules state that for each applicable class of securities, the securitizer must purchase and hold a certain portion of the security. These risk retention rules took effect for RMBS on December 24, 2015, and will take effect for all other asset classes, including non-residential ABS, CLOs, and CMBS on December 24, 2016. The rules are intended to limit excessive risk taken by securitizers of these asset-backed securities by requiring them to hold, on a long-term basis, a certain portion of the securities, which may prove challenging for some securitizers from a liquidity perspective. New issuance of CLOs has fallen to $8.2 billion in the first three months of the year, which is the lowest level of issuance since 2012. CLO issuance forecasts for 2016 have declined to levels that are less than half of totals in 2015. Issuance of new CMBS has also declined in the first quarter, and 2016 forecasts have been cut by as much as 30%.
On December 17, 2015, the FHFA released its 2016 Scorecard for Fannie Mae, Freddie Mac, and Common Securitization Solutions, or the "2016 Scorecard." The 2016 Scorecard built on the strategic objectives and priorities outlined in the FHFA's 2014 and 2015 scorecards. It highlighted a number of important goals, including changing the appraisal framework to use third party sources for property valuation in order to reduce representation and warranty risks, as well as implementing a refinancing program aimed at high LTV borrowers in January 2017 to replace the Home Affordable Refinance Program, which expires in December 2016. In addition, the 2016 Scorecard called for full implementation of the Common Securitization Platform, or "CSP," by 2018. The CSP is to be utilized by both Fannie Mae and Freddie Mac to improve the liquidity of GSE securities and housing markets more broadly.

On April 14, 2016, the FHFA announced its Principal Reduction Modification program, offering one-time principal reductions to certain seriously delinquent, underwater borrowers in order to help them avoid foreclosure on their homes. The program applies to borrowers whose loans are owned or guaranteed by Fannie Mae or Freddie Mac, and who meet specific eligibility criteria, such as borrowers who are 90 or more days delinquent as of March 1, 2016, with outstanding principal balances of no more than $250,000, and whose mark-to-market LTV ratios are greater than 115%. As there are estimated to be only about 33,000 borrowers eligible for this program, it should have only a minor impact on the overall prepayment environment. However, the announcement does underline the continued risk from sudden changes in government policy.
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
Portfolio Overview and Outlook
General Market Overview
Volatility was extremely high during the first quarter. In the first half of the quarter, credit-related fears stemming from depressed energy prices deepened, and caused a flight to quality that spilled over to many other sectors. The equity market sell-off in the early part of the quarter was one of the worst starts to a year on record, led by a severe sell-off in the Chinese stock market. The S&P 500 fell 9% year-to-date through January 20th, while the Shanghai Stock Exchange Composite Index plunged 25% year-to-date through January 28th. Credit spreads widened dramatically across most credit-sensitive fixed income sectors, including new issue CMBS, newer vintage CLOs, and high-yield corporate bonds, especially sectors with direct or indirect exposure to energy prices.
Towards the middle of the quarter, energy prices stabilized, and what seemed to begin as a relief rally in the equity and credit-sensitive markets turned into an outright whipsaw. Market participants became emboldened to add risk as they increasingly became convinced that, in light of the steep market declines and renewed concerns of a global economic slowdown, the Federal Reserve would significantly delay the interest rate hikes that it had previously signaled. On March 16th, the predictions of a dovish Federal Reserve reaction to the turbulent market conditions were confirmed, as Federal Reserve officials both refrained from raising rates and scaled back their predictions of interest rate hikes over the remainder of the year. The late February and March rally in most energy markets, equity markets, and credit-sensitive fixed income markets was strong, with many markets not only retracing their declines from earlier in the quarter, but ending the quarter at higher levels than where they had begun.
The turnaround during the first quarter was also significantly fueled by continued aggressive monetary easing by several foreign central banks. On January 29th, the Bank of Japan lowered its rate of interest on excess reserves from 0.1% to (0.1)%. On March 10th, the European Central Bank, or "ECB," announced in a surprise move that it would lower its benchmark rate to zero, and that it would increase the pace of its monthly bond purchases in its quantitative easing program, from €60 billion a month to €80 billion a month. The ECB also announced that it would begin buying investment-grade, euro-denominated corporate bonds to help combat weak growth and deflation; this raised expectations of a liquidity squeeze and much tighter yield spreads in the European corporate bond markets.
Interest rates fell sharply in the first half of the quarter in response to the flight to quality, but only rebounded slightly for the remainder of the quarter in light of the dovish signals and actions by central banks. Over the course of the entire quarter, the 10-year U.S. Treasury yield fell 50 basis points to end at 1.77%, and the 2-year U.S. Treasury yield fell 33 basis points to end at 0.72%. The 10-year interest rate swap spread became more negative, tightening 5 basis points to end the quarter at -13 basis points. Since a significant portion of our interest rate hedging portfolio is comprised of interest rate swaps, this negatively impacted our results for the quarter. The average rate for a fixed rate 30-year conventional mortgage also decreased over the course of the first quarter, falling 30 basis points to end the quarter at 3.71%.

Credit
As of March 31, 2016, our total long Credit portfolio was essentially unchanged at $600.3 million, as compared to $600.5 million as of December 31, 2015. Over the course of the first quarter, we net sold non-Agency RMBS but increased our investments in consumer loans and non-QM residential mortgage loans.
The non-Agency RMBS market followed a similar path to that of most other credit-sensitive fixed income sectors, in that yield spreads widened significantly in the early part of the quarter, and then abruptly reversed course and tightened significantly in the latter part of the quarter; however non-Agency RMBS yield spreads ended the quarter noticeably wider than where they had begun. Nevertheless, the non-Agency RMBS sector performed better over the course of the quarter in comparison to many other structured product sectors, such as CMBS, in large part because the fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong. We net sold non-Agency RMBS during the first quarter, mainly in order to redeploy the net proceeds into our other targeted Credit assets. While our non-Agency RMBS portfolio currently represents a much smaller portion of our total Credit portfolio than it ever has, it continues to be a core segment of our overall portfolio. We intend to continue to opportunistically increase and decrease the size of this portfolio as market conditions vary. As of March 31, 2016, our investments in U.S. non-Agency RMBS totaled $182.4 million as compared to $217.8 million as of December 31, 2015.
The CMBS market followed a similar path to that of the non-Agency RMBS market, with the yield spread tightening in the latter part of the quarter making up much, but not all, of the yield spread widening in the early part of the quarter. Recent CMBS yield spread volatility has reduced the pace of conduit-eligible commercial mortgage loan originations, and this led to lower CMBS conduit issuance in the first quarter. Conduit new issue volume in the first quarter of 2016 was $11.4 billion, or 24% lower than the fourth quarter of 2015 and 13% lower than the first quarter of 2015. During the first quarter of 2016, our CMBS strategy, net of hedges, generated modest positive income. We had unrealized losses on our long CMBS investments as prices declined, although these losses were offset by our net realized gains on securities sold and on our CMBX hedges. Over the course of the first quarter, we sold certain assets, unwound some of our CMBX hedges, and acquired one new issue B-piece. We also rotated some of our remaining CMBX hedges into short positions in high-yield corporate credit indices. As of March 31, 2016, our CMBS bond portfolio was comprised entirely of new issue "B-pieces" that we purchased at original issuance. B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is generally available in the secondary market, and to better target the collateral profiles and structures we prefer. As of March 31, 2016, our investment in U.S. CMBS was $27.2 million, as compared to $26.3 million as of December 31, 2015.
As of March 31, 2016 our portfolio of small balance commercial mortgage loans included 23 loans and five real estate owned, or "REO," properties with an aggregate value of $75.4 million, and as of December 31, 2015 this portfolio included 25 loans and two REO with an aggregate value of $74.8 million. The number and aggregate value of loans held, as well as the income generated by our loans, may fluctuate significantly from period to period, especially as loans are resolved or sold. Our distressed small balance commercial mortgage loan portfolio performed very well during the first quarter, as certain assets were favorably resolved and others appreciated in value as they moved closer to resolution. During the quarter, we executed a two-year financing arrangement with a large financial institution for a subset of our small balance commercial mortgage loan portfolio, and as of March 31, 2016 we had $23.2 million in borrowings outstanding under this facility. We believe that volumes in this sector will accelerate as recent market turmoil may make it more difficult for certain commercial mortgage borrowers to refinance their loans at maturity.
In sympathy with most other credit-sensitive sectors, the European MBS/ABS and CLO markets were also extremely volatile during the first quarter, with the yield spread tightening in the second half of the quarter failing to fully make up for the yield spread widening in the first half of the quarter. While the ECB's announcement that it would begin purchasing investment grade corporate bonds definitely provided support, these markets continued to be characterized by a general ongoing lack of activity and liquidity. Overall, net of hedges, including currency hedges, our European non-dollar denominated portfolio generated a modest loss for the quarter. During the quarter we acquired our third participation in a package of non-performing Spanish residential mortgage loans. We believe that the Spanish and Portuguese non-performing loan markets will continue to present attractive opportunities, and we are actively pursuing additional opportunities in these areas. As of March 31, 2016, our investments in European non-dollar denominated assets totaled $70.3 million, as compared to $72.5 million as of December 31, 2015. As of March 31, 2016 our total holdings of European non-dollar denominated assets included $41.3 million in RMBS, $8.2 million in CMBS, $17.7 million in CLOs, $2.8 million in ABS, and $0.3 million in distressed corporate debt. As of December 31, 2015 our total holdings of European non-dollar denominated assets included $37.2 million in RMBS, $7.8 million in CMBS, $24.4 million in CLOs, $2.9 million in ABS, and $0.2 million in distressed corporate debt. These assets include securities denominated in British pounds as well as in euros.

During the first quarter, the effect of market volatility on U.S. CLOs continued to weigh most heavily on more recently issued CLOs. While prices of legacy CLOs also declined during the quarter—albeit to a much lesser extent—we believe that their risk/reward profile has greatly improved as the underlying securitizations have continued to de-leverage. Meanwhile, more recently issued CLOs continued to be adversely impacted by aggressive selling by large banks in advance of quarter end, as they contended with the balance sheet limitations imposed by the "Volker Rule." Within our U.S. CLO portfolio, we have historically focused on the legacy sector, where we have found opportunities in both mezzanine and equity tranches. While we have previously avoided more recently issued CLOs since we believed that they did not provide attractive risk-adjusted returns, particularly given that the underlying loans were generally originated with relaxed underwriting standards, or "covenant light" features, more recently and in light of the significant price declines, we have begun to find attractive opportunities in certain recent vintage CLO equity positions. We have focused our efforts on identifying those securities that we believe have experienced yield spread widening for liquidity reasons as opposed to fundamental reasons. During the first quarter, our U.S. CLO portfolio, net of hedges, generated a modest loss, and the size of the portfolio declined to $16.7 million as of March 31, 2016, from $21.6 million as of December 31, 2015.
We remain active in non-performing and sub-performing U.S. residential mortgage loans, or "residential NPLs." During the first quarter, widely-distributed offerings of residential NPLs totaled approximately $4.8 billion, a 20% decline compared to the first quarter of 2015. Offering volumes continue to be dominated by the U.S. Department of Housing and Urban Development, or "HUD," the Government Sponsored Enterprises, or "GSEs," and large banks. While offering volume from HUD has decreased, offering volume from the GSEs, each now a "program seller," has more than offset the impact of diminished HUD activity. The market for large residential NPL pools has remained highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the NPLs that they purchase. As a result, we have continued to focus our acquisitions on smaller, less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers. Our residential NPL portfolio generated modest income during the first quarter, and we held $14.8 million in residential NPLs and related foreclosure property as of March 31, 2016, as compared to $17.0 million as of December 31, 2015. Although first quarter offering volumes of residential NPLs declined, we expect them to increase in the near term, as we believe that certain investment funds, hurt by overall credit volatility, will become motivated sellers.
During the first quarter, under flow agreements with multiple originators, we continued to add to our consumer loan portfolio, which primarily consists of unsecured loans, but also includes auto loans. Our U.S. consumer loan and ABS portfolio performed well in the first quarter, although our credit hedges in this portfolio partially offset gross income earned. We expect the contribution from our consumer loan portfolio to continue to increase as the portfolio grows. In the first quarter, in addition to purchasing loans under our existing flow agreements, we began buying loans under a flow agreement with another originator, and we continue to actively evaluate other consumer loan originators with whom we may enter into flow arrangements. We are financing most of our consumer loan portfolio through reverse repurchase agreements with a large investment bank. As of March 31, 2016, our investments in U.S. consumer loans and ABS totaled $141.0 million, as compared to $112.5 million as of December 31, 2015. Loan performance to date in our consumer loan and ABS business has been right in line with our expectations, and the growth of the business has exceeded our expectations. Over the near to medium term, and as our portfolio grows, we expect to begin financing many of our investments through the securitization market.
In the distressed corporate debt markets, performance also diverged widely between the first and second halves of the quarter. By mid-February, the distressed sector of the Credit Suisse High Yield Index was down 10.4% year-to-date, while the distressed sector of the Credit Suisse Leveraged Loan Index was down 12.5%. These large declines reversed somewhat in the second half of the quarter as oil price increases lead to a relief rally in the energy sector, which spread to a broader based rally across leveraged loans and bonds. Despite the rally, the distressed sector of the Credit Suisse High Yield Index was still down 7.1% for the full quarter, while the distressed sector of the Credit Suisse Leveraged Loan Index was down 7.8%. These declines followed the substantial 2015 declines, which had been the worst annual declines since 2008 and, prior to that, 1989. During the first quarter, we acquired a few new secured leveraged loans and selectively added to certain existing positions, but we have remained cautious and have kept our distressed book small. Given the weak backdrop, we have continued to focus on senior secured leveraged loans, and have opportunistically entered into short positions on energy related companies where we deemed it prudent. Given the historic declines in distressed debt, we believe there could be attractive opportunities in this sector in the medium term. During the first quarter, our distressed corporate debt portfolio, including credit hedges, generated a net loss. As of March 31, 2016, our net long holdings of distressed corporate debt, including related equity and the underlying value of loans acquired through total return swap contracts, totaled $63.2 million, as compared to $55.7 million as of December 31, 2015.
The pace of our non-QM loan purchases continued to accelerate in the first quarter, and we are hopeful that our investments in non-QM loans will continue to grow meaningfully over the medium to longer term. As of March 31, 2016, our non-QM mortgage loans totaled $23.6 million as compared to $9.2 million as of December 31, 2015. We also had outstanding "pipeline" commitments to purchase non-QM mortgage loans in the amount of $13.6 million as of March 31, 2016, as compared to $7.7 million as of December 31, 2015. To date, loan performance has been excellent, and the number of states where our origination partner is producing loans for us has increased according to expectations. In January 2016, we began financing our non-QM loans under a facility with a large investment bank.
Active portfolio trading of our more liquid assets remains a key element of our strategy. Our Credit bond portfolio turnover during the three months ended March 31, 2016, as measured by sales, excluding principal paydowns, was approximately 14.3%.
Our credit hedges are primarily in the form of credit default swaps, or "CDS," on high-yield corporate bond indices, as well as tranches and options on these indices, and we opportunistically overlay these positions with certain relative value long/short positions involving the same or similar instruments. During the early part of the first quarter, high-yield corporate credit spreads widened significantly, but during the latter half of the quarter, these spreads tightened and actually ended the quarter significantly tighter than they had been at the beginning of the quarter. This reversal was especially the case for high-yield corporate indices as compared to high-yield corporate bonds, which lagged in the fast-moving rally as market participants sought to quickly add long exposure, and thus preferred the greater liquidity and depth of the index markets. The net tightening in high-yield corporate bond index spreads over the course of the quarter led to net losses on our credit hedges. We also had net losses on our interest rate hedges, as interest rates declined over the course of the quarter. Our interest rate hedges are principally in the form of interest rate swaps and, to a lesser extent, Eurodollar and U.S. Treasury futures. We had net losses on our foreign currency hedges which offset foreign currency related transaction and translation gains from our holdings denominated in euros and British pounds. We continue to believe that the credit-sensitive sectors of the fixed income markets remain vulnerable to potential yield spread widening, and so we intend to continue to hedge credit risk in our portfolio using a variety of hedging instruments. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to reduce exposures nimbly through hedging both credit and interest rate risks. At the same time, we believe that any additional substantial yield spread widening will lead to attractive opportunities for us, especially given the many diverse sectors in which we are active.
Agency
As of March 31, 2016, our long Agency RMBS portfolio was $936.8 million, down slightly from $962.6 million as of December 31, 2015. The size of our Agency RMBS portfolio remains much smaller than it had been most of last year, as we had reduced the portfolio by over 21% in the fourth quarter of 2015 so as to be generally more defensively positioned in what we perceived to be a higher risk environment. Our borrowings collateralized by Agency RMBS have declined in line with our smaller Agency RMBS portfolio size, and since these borrowings comprise the majority of our total borrowings, our overall leverage has declined as well.
As of March 31, 2016, our Agency RMBS were principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics. Our Agency strategy also includes Agency pools which are backed by ARMs or Hybrid ARMs, and reverse mortgages; and CMOs, including IOs, POs and IIOs. Also included in our Agency strategy are interest rate hedges for our Agency RMBS, as well as certain relative value trading positions in interest rate-related and TBA-related instruments.
Yield spreads on Agency RMBS widened during the first quarter, as the declines in yields on Agency RMBS could not keep pace with the declines in yields on either interest rate swaps or U.S. Treasury securities. While pay-ups on specified pools did increase as prepayment protection became more valuable in light of lower interest rates, the increase in pay-ups was not enough to compensate for the effects of yield spread widening.
Specifically, for the quarter ended March 31, 2016, we had total net realized and unrealized gains of $10.6 million, or $0.32 per share, on our aggregate Agency RMBS portfolio, while we had total net realized and unrealized losses of $(17.0) million, or $(0.50) per share, on our interest rate hedges and other activities. Over the course of the first quarter, average pay-ups on our specified pools increased to 0.88% as of March 31, 2016 from 0.64% as of December 31, 2015. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the first quarter, we continued to use short positions in TBAs to hedge interest rate risk, and these positions generated net losses. However, TBAs underperformed specified pools during the quarter, and because we hold a net short position in TBAs, this underperformance benefited our results for the quarter. We actively traded our Agency RMBS portfolio during the first quarter in order to take advantage of volatility and to harvest modest gains. Our portfolio turnover for the quarter was 31% (as measured by sales and excluding paydowns), and we captured net realized gains of $1.3 million, excluding interest rate hedges.

During the first quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of March 31, 2016, the weighted average coupon on our fixed rate specified pools was 4.04%. Our Agency RMBS portfolio also includes small allocations to Agency reverse mortgage pass-throughs, Agency ARMs and Agency IOs. We believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.
The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended March 31, 2016 and December 31, 2015.

	Three Month Period Ended
	March 31, 2016	December 31, 2015(2)
Three Month Constant Prepayment Rates(1)	8.9%	8.7%

(1)	Excludes Agency fixed rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.
The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2016 and December 31, 2015:

		March 31, 2016			December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
Fixed rate Agency RMBS:		(In thousands)			(In thousands)
15-year fixed rate mortgages:
	3.00	$18,853	$19,777	13	$21,707	$22,434	12
	3.50	70,545	75,082	14	68,743	72,367	15
	4.00	12,814	13,766	36	13,546	14,405	33
	4.50	4,342	4,680	59	4,564	4,914	56
Total 15-year fixed rate mortgages		106,554	113,305	18	108,560	114,120	19
20-year fixed rate mortgages:
	4.00	5,993	6,491	28	6,114	6,558	25
	4.50	1,277	1,402	28	1,352	1,471	25
Total 20-year fixed rate mortgages		7,270	7,893	28	7,466	8,029	25
30-year fixed rate mortgages:
	3.00	7,383	7,590	30	7,395	7,406	35
	3.50	139,510	147,226	16	112,219	116,168	17
	4.00	278,733	300,339	16	320,635	341,144	14
	4.50	162,012	177,861	20	171,237	186,509	17
	5.00	59,588	66,389	37	63,336	70,117	34
	5.50	5,369	6,041	87	5,402	6,012	84
	6.00	4,022	4,589	76	4,141	4,673	73
Total 30-year fixed rate mortgages		656,617	710,035	20	684,365	732,029	18
Total fixed rate Agency RMBS		$770,441	$831,233	20	$800,391	$854,178	19
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short (TBA) Agency RMBS positions. The net short TBA position related to our long Agency RMBS had a notional value of $342.4 million and a fair value of $368.6 million as of March 31, 2016, and a notional value of $392.9 million and a fair value of $420.0 million as of December 31, 2015. The lower our net Agency premium, the less we believe that we are exposed to market-wide increases in Agency RMBS prepayments. As of March 31, 2016 and December 31, 2015, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 4.5% and 3.4%, respectively. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 7.4% and 6.3% as of March 31, 2016 and December 31, 2015, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as, with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
In the aftermath of the significant 2015 yield spread widening, and with prepayments remaining relatively muted despite continued low levels of mortgage rates, we believe that Agency RMBS currently offer very attractive net interest margins and overall relative value.
Financing
Over the course of the first quarter, our cost of repo financing increased. Our weighted average borrowing rate, including reverse repo and securitized debt financing for the quarter ended March 31, 2016 increased 21 basis points to 1.06% from 0.85% for the quarter ended December 31, 2015. During the early part of the first quarter, repo borrowing rates generally trended higher across maturities. While the repo market has remained liquid, widening asset spreads and constrained lender balance sheets have put upward pressure on the cost of repo. Also likely adding upward pressure to repo rates was the FHFA's decision to proceed with its ban of captive insurance company memberships in the Federal Home Loan Bank System, or "FHLB," forcing many of the current member companies to find alternative financing. However, in the latter part of the first quarter, and following the Federal Reserve's toned down stance on its likely pace of future interest rate increases, repo rates declined slightly. As of March 31, 2016 our outstanding reverse repos were with eighteen different counterparties.
Under the Dodd-Frank Act, bank capital treatment of repo transactions has become more onerous, thereby making it less attractive for banks to provide certain forms of repo financing. While large banks still dominate the repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing repo financing. The vast majority of our outstanding repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into repo agreements with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
In January 2016 we executed a one-year reverse repurchase agreement for our non-QM mortgage loan portfolio, and in March 2016 we executed a two-year financing agreement structured as a securitization for certain of our small balance commercial mortgage loans and commercial REO.
Our leverage ratio including reverse repo and securitized debt increased to 1.67:1, excluding U.S. Treasury securities, as of March 31, 2016, as compared to 1.59:1 as of December 31, 2015. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of March 31, 2016 and December 31, 2015.

	March 31, 2016					December 31, 2015
(In thousands)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)
Non-Agency RMBS and Residential Mortgage Loans	$423,512	$254,537	$60.10	$250,451	$59.14	$450,262	$272,117	$60.44	$265,855	$59.04
Non-Agency CMBS and Commercial Mortgage Loans	168,971	88,819	52.56	95,480	56.51	169,422	98,668	58.24	103,578	61.14
ABS and Consumer Loans	167,292	166,555	99.56	168,194	100.54	150,946	149,149	98.81	150,890	99.96
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)	759,775	509,911	67.11	514,125	67.67	770,630	519,934	67.47	520,323	67.52
Agency RMBS:
Floating	15,487	16,316	105.35	16,265	105.02	15,777	16,615	105.31	16,610	105.29
Fixed	770,443	831,233	107.89	819,643	106.39	800,391	854,178	106.72	850,775	106.29
Reverse Mortgages	60,897	66,899	109.85	66,500	109.20	62,197	66,860	107.50	68,135	109.55
Total Agency RMBS(4)	846,827	914,448	107.99	902,408	106.56	878,365	937,653	106.75	935,520	106.51
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)(4)	1,606,602	1,424,359	88.66	1,416,533	88.17	1,648,995	1,457,587	88.39	1,455,843	88.29
Agency Interest Only RMBS	n/a	22,306	n/a	24,171	n/a	n/a	24,918	n/a	26,237	n/a
Non-Agency Interest Only and Principal Only MBS and Other(5)	n/a	19,368	n/a	23,352	n/a	n/a	18,966	n/a	22,768	n/a
TBAs:
Long	71,245	74,886	105.11	74,491	104.56	94,602	98,009	103.60	97,914	103.50
Short	(535,080)	(571,063)	106.72	(569,273)	106.39	(580,992)	(612,777)	105.47	(612,749)	105.47
Net Short TBAs	(463,835)	(496,177)	106.97	(494,782)	106.67	(486,390)	(514,768)	105.83	(514,835)	105.85
Long U.S. Treasury Securities	13,975	13,672	97.83	13,465	96.35	—	—	—	—	—
Short U.S. Treasury Securities	(71,327)	(72,071)	101.04	(70,785)	99.24	(90,120)	(89,489)	99.30	(89,735)	99.57
Short European Sovereign Bonds	(56,281)	(57,727)	102.57	(57,510)	102.18	(23,907)	(24,562)	102.74	(26,010)	108.80
Repurchase Agreements	127,468	127,468	100.00	126,867	99.53	105,702	105,700	100.00	105,329	99.65
Long Corporate Debt	64,811	24,552	37.88	36,285	55.99	62,530	27,028	43.22	34,786	55.63
Short Corporate Debt	(3,141)	(3,029)	96.44	(3,008)	95.77	(1,120)	(448)	39.96	(676)	60.34
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	14,988	n/a	16,063	n/a	n/a	15,926	n/a	16,251	n/a
Non-Exchange Traded Corporate Equity	n/a	9,611	n/a	10,274	n/a	n/a	6,162	n/a	6,347	n/a
Short Common Stock	n/a	(8,238)	n/a	(7,827)	n/a	n/a	(1,471)	n/a	(1,878)	n/a
Real Estate Owned	n/a	21,843	n/a	20,156	n/a	n/a	12,522	n/a	12,254	n/a
Total		$1,040,925		$1,053,254			$1,038,071		$1,046,681

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(3)	Excludes non-Agency Interest Only and Principal Only MBS and Other.

(4)	Excludes Agency Interest Only RMBS.

(5)	Other includes equity tranches of CLOs, Other private label securities, and residual-like non-Agency RMBS and ABS backed by consumer loans.
The following table summarizes our financial derivatives portfolio(1) as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$8,958	$(1,276)	$5,926	$(309)
Short CDS on RMBS and CMBS Indices	(146,886)	21,257	(95,589)	5,354
Short CDS on Individual RMBS	(11,813)	6,007	(12,176)	6,111
Net Mortgage-Related Derivatives	(149,741)	25,988	(101,839)	11,156
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	806,441	139,784	793,824	135,752
Short CDS referencing Corporate Bond Indices	(1,315,621)	(50,612)	(1,017,121)	(45,407)
Long CDS on Corporate Bonds	3,212	(106)	—	—
Short CDS on Corporate Bonds	(13,660)	(556)	(13,370)	(673)
Purchased Put Options on CDS on Corporate Bond Indices(2)	—	—	138,000	2,050
Written Put Options on CDS on Corporate Bond Indices(3)	(51,000)	(6)	(171,750)	(720)
Written Call Options on CDS on Corporate Bond Indices(4)	(211,000)	(6,338)	(273,100)	(884)
Long Total Return Swaps on Corporate Equities (5)	21,277	—	21,670	—
Short Total Return Swaps on Corporate Equities (5)	(31,491)	(1)	(4,106)	—
Long Total Return Swaps on Corporate Debt (6)	53,019	400	45,051	(4,577)
Short Total Return Swap on Corporate Bond Indices (7)	(13,062)	(129)	—	—
Interest Rate Derivatives:
Long Interest Rate Swaps	497,180	17,298	675,207	6,976
Short Interest Rate Swaps	(899,859)	(18,462)	(1,126,600)	(1,967)
Long U.S. Treasury Note Futures (8)	16,800	2	44,000	(233)
Long Eurodollar Futures (9)	22,000	(2)	23,000	17
Short U.S. Treasury Note Futures (10)	(9,100)	(72)	—	—
Short Eurodollar Futures (9)	(366,000)	(297)	(396,000)	(280)
Purchased Payer Swaptions	162,000	(96)	—	—
Purchased Straddle Swaptions	—	—	8,400	(31)
Written Payer Swaptions	(49,100)	102	—	—
Written Straddle Swaptions	—	—	(13,100)	(125)
Interest Rate Caps	23,200	1	—	—
Purchased Put Options on U.S. Treasury Security Futures(11)	—	—	3,900	61
Purchased Call Options on U.S. Treasury Security Futures(12)	—	—	3,900	51
Total Net Interest Rate Derivatives		(1,526)		4,469
Other Derivatives:
Long Foreign Currency Forwards(13)	—	—	2,734	(13)
Short Foreign Currency Forwards(14)	(83,820)	(1,922)	(95,326)	1,138
Warrants(15)	1,554	100	1,555	150
Mortgage Loan Purchase Commitments(16)	13,570	43	7,713	(8)
Total Net Derivatives		$105,119		$102,433

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the option on our part to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(3)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would receive a fixed rate and pay credit protection payments.

(4)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(5)	Notional value represents number of underlying shares times the closing price of the underlying security.

(6)	Notional value represents outstanding principal on underlying corporate debt.

(7)	Notional value represents notional of underlying reference index times the closing price of the underlying reference index.

(8)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of March 31, 2016 and December 31, 2015, a total of 84 and 343 contracts were held, respectively.

(9)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(10)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of March 31, 2016 a total of 91 contracts were held.

(11)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 put options contracts were held.

(12)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 call options contracts were held.

(13)	Notional amount represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(14)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.

(15)	Notional amount represents number of warrants.

(16)	Notional amount represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.
As of March 31, 2016, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.9 billion as compared to $3.0 billion as of December 31, 2015. Total liabilities as of March 31, 2016 and December 31, 2015 were $2.2 billion and $2.3 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $1.9 billion as of both March 31, 2016 and December 31, 2015, while our investments sold short and financial derivatives included in total liabilities were $797.8 million and $789.2 million as of March 31, 2016 and December 31, 2015, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2016 and December 31, 2015, we had a net short TBA position of $496.2 million and $514.8 million, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of March 31, 2016, total assets included $74.9 million of TBAs as well as $569.4 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2015, total assets included $98.0 million of TBAs as well as $613.0 million of receivables for securities sold relating to unsettled TBA sales. As of March 31, 2016, total liabilities included $571.1 million of TBAs sold short as well as $74.7 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2015, total liabilities included $612.8 million of TBAs sold short as well as $98.0 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We often hold long and or short positions in corporate equities. Our short and long positions in corporate equities referencing publicly traded REITs can serve either as portfolio hedges or as relative value opportunities. In addition, we acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. We have also implemented an interest rate derivatives trading strategy. Within this strategy, we can take long and/or short positions in various interest rate-related instruments, such as U.S. Treasury securities, interest rate swaps, futures, and options. While some of the trading positions in this strategy are intended as hedges for various exposures in our overall portfolio, we also may take speculative positions to capitalize on what we view as market inefficiencies or anomalies.

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
We have entered into reverse repos to finance some of our assets. As of March 31, 2016 and December 31, 2015, indebtedness outstanding on our reverse repos was approximately $1.1 billion and $1.2 billion, respectively. As of March 31, 2016, we had total Agency RMBS financed with reverse repos of $934.4 million as compared to $971.1 million as of December 31, 2015. As of March 31, 2016, we had total Credit assets financed with reverse repos of $384.4 million as compared to $383.8 million as of December 31, 2015. As of March 31, 2016 we also had total U.S. Treasury securities financed with reverse repos of $13.7 million. We did not have any U.S. Treasury securities financed with reverse repos at December 31, 2015. Outstanding indebtedness under reverse repos for Agency RMBS as of March 31, 2016 and December 31, 2015 was $893.8 million and $933.3 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of March 31, 2016 and December 31, 2015 was $241.6 million and $240.9 million, respectively. We also had outstanding indebtedness under reverse repos on U.S. Treasury securities of $13.7 million. We did not have any reverse repos on U.S. Treasury securities at December 31, 2015. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of March 31, 2016 we had outstanding indebtedness of $23.2 million in the form of a securitized debt transaction used to finance $39.1 million of commercial loans and REO. There was no indebtedness under securitized debt transactions as of December 31, 2015. As of March 31, 2016, our debt-to-equity ratio was 1.69 to one and as of December 31, 2015, our debt-to-equity ratio was 1.59 to one. Excluding U.S. Treasury securities our debt-to-equity ratio as of March 31, 2016 was 1.67 to one. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of March 31, 2016 and December 31, 2015, our derivative and TBA counterparties posted an aggregate value of approximately $124.9 million and $114.1 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the three month period ended March 31, 2016, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $5.1 billion as compared to $8.5 billion for the three month period ended March 31, 2015. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of March 31, 2016, our equity decreased by approximately $44.0 million to $694.9 million from $739.0 million as of December 31, 2015. This decrease principally consisted of a net decrease in equity resulting from operations for the three months ended March 31, 2016 of $(23.2) million, dividends paid of $16.9 million, distributions to joint venture partners of approximately $1.9 million, and payments to repurchase common shares of $2.8 million, partially offset by an increase related to contributions from our non-controlling interests of approximately $0.7 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $689.3 million as of March 31, 2016.
Results of Operations for the Three Month Periods Ended March 31, 2016 and 2015
The table below represents the net increase (decrease) in equity resulting from operations for the three month periods ended March 31, 2016 and 2015.

	Three Month Period Ended March 31,
(In thousands except per share amounts)	2016	2015
Interest income	$20,427	$26,513
Other income	1,668	293
Total investment income	22,095	26,806
Expenses:
Base management fee	2,611	2,952
Interest expense	3,468	2,986
Other investment related expenses	1,749	1,202
Other operating expenses	2,445	2,199
Total expenses	10,273	9,339
Net investment income	11,822	17,467
Net realized and change in net unrealized gain (loss) on investments	(6,376)	10,427
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(28,892)	(8,478)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	(3,379)	4,331
Net foreign currency gain (loss)	3,639	(4,330)
Net increase (decrease) in equity resulting from operations	(23,186)	19,417
Less: Net increase in equity resulting from operations attributable to non-controlling interests	14	156
Net increase (decrease) in shareholders' equity resulting from operations	$(23,200)	$19,261
Net increase (decrease) in shareholders' equity resulting from operations per share	$(0.69)	$0.57
Results of Operations for the Three Month Periods Ended March 31, 2016 and 2015
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the three month period ended March 31, 2016 we had a net decrease in shareholders' equity resulting from operations of $(23.2) million and for the three month period ended March 31, 2015, we had a net increase in shareholders' equity resulting from operations of $19.3 million. The period-over-period reversal in our results of operations was due to an increase in our combined net realized and unrealized losses on our investments and financial derivatives and a decrease in our net investment income. During the three month period ended March 31, 2016, credit markets experienced an extreme level of volatility and while the high-yield corporate credit market, in which we held substantial short positions during the quarter, began the year with a significant sell-off as market concerns around corporate credit increased, the second half of the quarter was characterized by a strong rally, which actually outpaced the first-half decline. In addition, structured credit products, in which we held substantial long positions during the quarter, were impacted in the first half of the quarter by widening yield spreads in sympathy with the sell-off in the corporate credit markets, but did not fully participate in the rally during the second half of the quarter. As a result of these market movements, we had net realized and unrealized losses on both our credit hedges, which are primarily in the form of CDS on high-yield corporate bond indices, and on many of our securities holdings. These losses were partially offset by positive results from our loan portfolios, including consumer loans, small balance commercial mortgage loans and residential mortgage loans. Total return based on changes in "net asset value" or "book value" for our common shares was (3.17)% for the three month period ended March 31, 2016 as compared to 2.47% for the three month period ended March 31, 2015. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $11.8 million for the three month period ended March 31, 2016 as compared to $17.5 million for the three month period ended March 31, 2015. Net investment income consists of interest and other income less total expenses. The period-over-period decrease in net investment income was primarily due to lower interest income for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015.
Interest Income
Interest income was $20.4 million for the three month period ended March 31, 2016 as compared to $26.5 million for the three month period ended March 31, 2015. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from both our Agency and Credit portfolios decreased, mainly in connection with the decrease in our average portfolio holdings. For the three month period ended March 31, 2016, interest income from our Agency RMBS was $7.6 million, while for the three month period ended March 31, 2015, interest income was $9.0 million. For the three month period ended March 31, 2016, interest income from our Credit portfolio was $12.8 million, while for the three month period ended March 31, 2015, interest income was $17.4 million. The decrease in interest income was primarily driven by a decline in our average portfolio holdings, as well as a decrease in the average yield of our Credit portfolio. The decrease in the average yield of our Credit portfolio was generally based on the decrease in the relative contribution from certain higher-yielding asset classes in which our positions have recently decreased in size.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the three month periods ended March 31, 2016 and 2015:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended March 31, 2016	$12,765	$576,935	8.85%	$7,556	$941,444	3.21%	$20,321	$1,518,379	5.35%
Three month period ended March 31, 2015	$17,397	$744,132	9.35%	$9,008	$1,199,431	3.00%	$26,405	$1,943,563	5.43%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
Base Management Fees
For the three month periods ended March 31, 2016 and 2015, base management fee incurred, which is based on total equity at the end of each quarter, was $2.6 million and $3.0 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos and securitized debt of $1.18 billion and $1.51 billion for the three month periods ended March 31, 2016 and 2015, respectively. Our total interest expense, inclusive of interest expense on our counterparties' cash collateral held by us, increased to $3.5 million for the three month period ended March 31, 2016 as compared to $3.0 million for the three month period ended March 31, 2015. This increase in our interest expense was primarily due to the increase in the cost of repo in the current period relative to the prior period.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos and securitized debt for the three month periods ended March 31, 2016 and 2015.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2016	$896,475	$1,426	0.64%	0.43%	0.88%
For the three month period ended March 31, 2015	$1,139,489	$1,019	0.36%	0.17%	0.38%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2016	$265,510	$1,666	2.52%	0.43%	0.88%
For the three month period ended March 31, 2015	$347,815	$1,771	2.07%	0.17%	0.38%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2016	$20,397	$10	0.20%	0.43%	0.88%
For the three month period ended March 31, 2015	$17,922	$5	0.10%	0.17%	0.38%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2016	$1,182,382	$3,102	1.06%	0.43%	0.88%
For the three month period ended March 31, 2015	$1,505,226	$2,795	0.75%	0.17%	0.38%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.34% and 1.02% for the three month periods ended March 31, 2016 and 2015, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 4.01% and 4.41% for the three month periods ended March 31, 2016 and 2015, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three month periods ended March 31, 2016 and 2015, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.

Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the three month periods ended March 31, 2016 and 2015 other investment related expenses were $1.7 million and $1.2 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended March 31, 2016 were $2.4 million as compared to $2.2 million for the three month period ended March 31, 2015. The increase in our other operating expenses was primarily related to increased professional fees and compensation expense.
Net Realized and Unrealized Gains (Losses) on Investments
During the three month period ended March 31, 2016, we had net realized and unrealized losses on investments of $(6.4) million as compared to net realized and unrealized gains of $10.4 million for the three month period ended March 31, 2015. Net realized and unrealized losses on investments of $(6.4) million for the three month period ended March 31, 2016 resulted principally from net realized and unrealized losses on U.S. and European MBS, distressed corporate debt, net short TBAs, net short U.S. Treasury and sovereign positions, and investments in mortgage originators, partially offset by net realized and unrealized gains on Agency RMBS pass-throughs, small balance commercial mortgage loans, residential loans, and REO. Our net short positions in TBAs, U.S. Treasury and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the three month period ended March 31, 2016, the fixed income market was subject to significant interest rate volatility and yield spread widening, leading to overall market value declines in many sectors, especially credit-sensitive sectors.
Net realized and unrealized gains on investments of $10.4 million for the three month period ended March 31, 2015 resulted principally from net realized and unrealized gains on non-Agency MBS, CLOs, small balance commercial loans and non-performing and sub-performing residential whole loans, short equities, and Agency pass-throughs, partially offset by net realized and unrealized losses on our TBAs, and to a lesser degree, U.S. Treasury securities, each of which we held on a net short basis.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three month period ended March 31, 2016, we had net realized and unrealized losses on our financial derivatives of $(32.3) million as compared to net realized and unrealized losses of $(4.1) million for the three month period ended March 31, 2015. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps on high-yield corporate bond indices, as well as tranches and options on these indices, and credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or corporate entities. We acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $(32.3) million on our financial derivatives for the three month period ended March 31, 2016 resulted primarily from net losses related to our CDS on high yield corporate bond indices and options on CDS on high yield corporate bond indices, interest rate swaps, and total return swaps. Net losses on our currency forwards were largely offset by translation and transaction gains related to our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(4.1) million for the three month period ended March 31, 2015 resulted primarily from net losses related to our interest rate swaps, and to a lesser extent, losses on our corporate and MBS related CDS credit hedges, partially offset by net realized and unrealized gains on foreign currency forwards and total return swaps related to our equities trading strategy.

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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Three Month Period Ended March 31, 2016	$1,178,552	$1,149,064
Three Month Period Ended March 31, 2015	$1,505,226	$1,396,112
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	March 31, 2016
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$453,151	39.4%
31 - 60 Days	339,016	29.5%
61 - 90 Days	207,773	18.1%
91 - 120 Days	2,478	0.2%
151 - 180 Days	38,986	3.4%
181 - 360 Days	61,114	5.3%
> 360 Days	46,546	4.1%
	$1,149,064	100.0%
Reverse repos involving underlying investments that we sold prior to March 31, 2016, for settlement following March 31, 2016, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to March 31, 2016 for which delivery of the borrowed funds is not scheduled until after March 31, 2016.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2016, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 31.6% with respect to Credit assets, 5.3% with respect to Agency RMBS assets, and 13.0% overall. As of December 31, 2015 these respective weighted average contractual haircuts were 32.8%, 5.3%, and 13.1%.
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

As of March 31, 2016 and December 31, 2015, we had $1.1 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of March 31, 2016, the remaining terms on our reverse repos ranged from 1 day to 575 days, with a weighted average remaining term of 79 days. As of December 31, 2015, the remaining terms on our reverse repos ranged from 4 days to 666 days, with a weighted average remaining term of 100 days. Our reverse repo borrowings were with a total of eighteen counterparties as of both March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 1.10% and 0.97%, respectively. As of March 31, 2016, our reverse repos had interest rates ranging from 0.10% to 3.50%. Excluding those on U.S. Treasury securities, our reverse repos had interest rates ranging from 0.53% to 3.50% as of March 31, 2016. As of December 31, 2015, our reverse repos had interest rates ranging from 0.37% to 2.92%. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.3 billion and $1.4 billion as of March 31, 2016 and December 31, 2015, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
In addition to our borrowings under reverse repurchase agreements, in March 2016 we entered into a securitization transaction to finance certain of our commercial mortgage loans and REO which was accounted for as a collateralized borrowing. As of March 31, 2016 we had outstanding borrowings in the amount of $23.2 million in connection with this securitization which is reflected under the caption "Securitized debt" on the Consolidated Statement of Assets, Liabilities, and Equity. As of March 31, 2016, the fair value of commercial mortgage loans and REO collateralizing this financing was $39.1 million. Interest accrues on this debt at a rate of LIBOR plus 3.25% and the debt has a maturity date of March 16, 2018. See Note 7 in the notes to our consolidated financial statements for further information on the Company's securitized debt.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2016	$1,149,064	$1,158,155	$1,205,385
December 31, 2015(1)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589
December 31, 2014	1,669,433	1,882,629	1,889,410
September 30, 2014	1,395,132	1,214,553	1,395,132
June 30, 2014	1,188,831	1,172,898	1,190,258
March 31, 2014	1,175,907	1,167,542	1,175,907
December 31, 2013	1,236,166	1,301,378	1,328,601
September 30, 2013	1,345,223	1,277,966	1,345,223
June 30, 2013(2)	1,287,992	1,086,103	1,287,992

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

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity as of March 31, 2016 and December 31, 2015:
March 31, 2016:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
CS First Boston	$56,387	189	8.11%
Wells Fargo Bank, N.A.	$47,038	376	6.77%
December 31, 2015:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
CS First Boston	$52,463	143	7.1%
Wells Fargo Bank, N.A.	$45,147	501	6.1%
Although we typically finance most of our holdings of Agency RMBS, as of March 31, 2016 and December 31, 2015, we held unencumbered Agency pools, on a settlement date basis, in the amount of $2.0 million and $1.6 million, respectively.
We held cash and cash equivalents of approximately $142.1 million and $183.9 million as of March 31, 2016 and December 31, 2015, respectively.
On August 3, 2015, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the three month period ended March 31, 2016 we repurchased 163,033 common shares at an average price per share of $17.38 and a total cost of $2.8 million. Since the inception of the repurchase plan through May 2, 2016 we repurchased 625,198 common shares at a total cost of $10.8 million.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the three month period ended March 31, 2016, we paid total dividends in the amount of $16.9 million related to the three month period ended December 31, 2015. In May 2016, our Board of Directors approved a dividend related to the first quarter of 2016 in the amount of $0.50 per share, or approximately $16.7 million, payable on June 15, 2016 to shareholders of record as of June 1, 2016. During the three month period ended March 31, 2015, we paid total dividends in the amount of $22.2 million related to the three month period ended December 31, 2014.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Three Month Period Ended March 31, 2016

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.50	$16,744	*	June 1, 2016	June 15, 2016
* Estimated
Three Month Period Ended March 31, 2015

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.65	$22,159	June 1, 2015	June 15, 2015
For the three month period ended March 31, 2016, our operating activities used net cash in the amount of $19.0 million,

and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $25.1 million. In addition we received proceeds from the issuance of securitized debt of $23.2 million. Thus our operating activities, when combined with our reverse repo and securitized debt financings, used net cash of $20.9 million for the three month period ended March 31, 2016. We also used $16.9 million to pay dividends, $1.9 million for distributions to non-controlling interests (our joint venture partners), and $2.8 million to repurchase common shares. In addition, contributions from non-controlling interests provided cash of $0.7 million. As a result there was a decrease in our cash holdings of $41.8 million from $183.9 million as of December 31, 2015 to $142.1 million as of March 31, 2016.
For the three month period ended March 31, 2015, our operating activities provided net cash of $338.2 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $273.3 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $64.8 million for the three month period ended March 31, 2015. In addition, contributions from a non-controlling interest member provided cash of $0.5 million. We used $22.2 million to pay dividends, $1.0 million for distributions to a non-controlling interest (our joint venture partner), and $0.1 million for other financing activities. As a result there was an increase in our cash holdings of $42.1 million from $114.1 million as of December 31, 2014 to $156.3 million as of March 31, 2015.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of March 31, 2016 and December 31, 2015 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of March 31, 2016, we had an aggregate amount at risk under our reverse repos with nineteen counterparties of approximately $220.5 million and as of December 31, 2015, we had an aggregate amount at risk under our reverse repos with nineteen counterparties of approximately $211.4 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2016 and December 31, 2015 does not include approximately $3.8 million and $4.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Our derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Act. We may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. Changes in the relative value of derivative transactions may require us or the counterparty to post or receive additional collateral. Entering into derivative contracts involves market risk in excess of amounts recorded on our balance sheet. In the case of cleared derivatives, the clearinghouse becomes our counterparty and the Future Commission Merchant acts as an intermediary between us and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral.
As of March 31, 2016, we had an aggregate amount at risk under our derivative contracts with nineteen counterparties of approximately $68.9 million. We also had $31.4 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2015, we had an aggregate amount at risk under our derivatives contracts with nineteen counterparties of approximately $59.7 million. We also had $28.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, as of March 31, 2016 and December 31, 2015, collateral posted by us and held by a third-party custodian in the amount of approximately $3.0 million and $2.6 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2016, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with nine counterparties of approximately $2.3 million. As of December 31, 2015, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.3 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See Note 15 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At March 31, 2016 the Company has entered into reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end in the amount of $8.1 million.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2016 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2016, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$6,776	$11,915	$(8,412)	$(18,461)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	2,921	6,002	(2,761)	(5,361)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(9,401)	(19,106)	9,094	17,886
Mortgage-Related Derivatives	(21)	(74)	(11)	(55)
Corporate Securities and Derivatives on Corporate Securities	(8)	(746)	(722)	(2,175)
Repurchase Agreements and Reverse Repurchase Agreements	(573)	(866)	558	1,115
Total	$(306)	$(2,875)	$(2,254)	$(7,051)
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

The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2016 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Neither we nor our Manager are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we, our Manager and Ellington operate in highly regulated markets that currently are under intense regulatory scrutiny, and Ellington and its affiliates have received, and we expect in the future that they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. See "Risk Factors—We, Ellington, or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against Ellington and its affiliates is contemplated in connection with any such inquiries or requests. Ellington and we cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2016 - January 31, 2016	4,880	$17.19	4,880	$1,369,507
February 1, 2016 - February 29, 2016	24,630	17.08	24,630	1,344,877
March 1, 2016 - March 31, 2016	133,523	17.44	133,523	1,211,354
Total	163,033	$17.38	163,033	$1,211,354
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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the three month period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	May 9, 2016	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	May 9, 2016	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the three month period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.