Form 10-Q
period 2016-06-30
Ellington Financial LLC
filed 2016-08-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Shares Representing Limited Liability Company Interests, no par value	32,647,733

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	June 30, 2016	December 31, 2015
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$140,358	$183,909
Restricted cash	3,905	4,857
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,590,345 and $1,672,400)	1,582,165	1,661,118
Financial derivatives–assets, at fair value (Net cost – $149,985 and $163,943)	152,628	162,905
Repurchase agreements, at fair value (Cost – $116,985 and $105,329)	116,003	105,700
Total investments, financial derivatives, and repurchase agreements	1,850,796	1,929,723
Due from brokers	199,125	141,605
Receivable for securities sold and financial derivatives	536,936	705,748
Interest and principal receivable	19,085	20,444
Other assets	2,886	5,269
Total Assets	$2,753,091	$2,991,555
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $613,756 and $731,048)	$616,337	$728,747
Financial derivatives–liabilities, at fair value (Net proceeds – $43,032 and $56,200)	74,098	60,472
Total investments and financial derivatives	690,435	789,219
Reverse repurchase agreements	1,070,105	1,174,189
Due to brokers	94,715	114,797
Payable for securities purchased and financial derivatives	197,164	165,365
Securitized debt (Proceeds – $13,034 and $0)	13,034	—
Accounts payable and accrued expenses	3,055	3,626
Base management fee payable	2,553	2,773
Interest and dividends payable	2,523	1,806
Other liabilities	324	828
Total Liabilities	2,073,908	2,252,603
EQUITY	679,183	738,952
TOTAL LIABILITIES AND EQUITY	$2,753,091	$2,991,555
Commitments and contingencies (Note 15)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(32,743,356 and 33,126,012 shares issued and outstanding)	$664,109	$722,360
Additional paid-in capital – LTIP units	9,886	9,689
Total Shareholders' Equity	673,995	732,049
Non-controlling interests	5,188	6,903
Total Equity	$679,183	$738,952
PER SHARE INFORMATION:
Common shares	$20.58	$22.10

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (232.95%) (a) (b) (y)
Mortgage-Backed Securities (182.22%)
Agency Securities (148.90%) (c)
Fixed Rate Agency Securities (144.08%)
Principal and Interest - Fixed Rate Agency Securities (119.52%)
North America
Mortgage-related—Residential
$140,941	Federal National Mortgage Association Pools (30 Year)	4.00%	8/42 - 4/46	$152,702
122,292	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	8/43 - 5/46	132,469
88,182	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 3/46	97,387
63,182	Federal National Mortgage Association Pools (30 Year)	3.50%	3/43 - 5/46	67,319
54,356	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 4/31	58,139
49,365	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	55,213
38,545	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 3/46	42,508
26,408	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 10/45	28,201
12,367	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 10/30	13,035
11,317	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	12,225
10,023	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 9/30	10,700
9,113	Government National Mortgage Association Pools (30 Year)	4.50%	8/45 - 9/45	10,023
9,331	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 3/46	9,882
8,293	Government National Mortgage Association Pools (Other)	4.56%	1/65	9,411
7,299	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	8,204
6,654	Government National Mortgage Association Pools (Other)	4.68%	11/63 - 9/64	7,518
6,181	Government National Mortgage Association Pools (Other)	4.59%	11/64	7,022
6,090	Government National Mortgage Association Pools (Other)	4.61%	6/64 - 11/64	6,904
5,667	Government National Mortgage Association Pools (30 Year)	4.00%	6/45 - 3/46	6,144
5,536	Government National Mortgage Association Pools (30 Year)	3.50%	2/46	5,913
5,500	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	5,722
4,408	Government National Mortgage Association Pools (Other)	4.62%	12/63	4,956
4,130	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	4,642
3,927	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	4,227
3,786	Government National Mortgage Association Pools (Other)	4.50%	7/61	4,145
3,340	Government National Mortgage Association Pools (Other)	4.63%	10/64	3,804
3,117	Government National Mortgage Association Pools (Other)	4.49%	11/64	3,511
3,205	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	3,374
3,141	Government National Mortgage Association Pools (Other)	4.75%	1/61	3,238
3,125	Government National Mortgage Association Pools (Other)	4.80%	2/61	3,228
2,752	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	3,040
2,828	Government National Mortgage Association Pools (Other)	5.49%	4/60	3,009
2,499	Government National Mortgage Association Pools (Other)	4.64%	3/65	2,851
2,639	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28	2,774
2,362	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	2,710

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$2,405	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	$2,612
2,105	Government National Mortgage Association Pools (Other)	5.54%	2/60	2,223
2,048	Government National Mortgage Association Pools (Other)	5.51%	2/60	2,193
1,932	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	2,085
1,765	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 10/45	1,834
1,494	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	1,708
1,264	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,395
694	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	769
634	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	709
101	Federal National Mortgage Association Pools (Other)	4.00%	6/37	106
				811,784
Interest Only - Fixed Rate Agency Securities (0.76%)
North America
Mortgage-related—Residential
7,427	Government National Mortgage Association	5.50%	11/43	1,199
9,235	Federal National Mortgage Association	5.00%	1/38 - 5/40	899
5,548	Federal Home Loan Mortgage Corporation	3.50%	12/32	790
6,866	Federal National Mortgage Association	4.50%	12/20 - 5/43	584
3,929	Federal Home Loan Mortgage Corporation	5.00%	3/40	313
3,559	Federal National Mortgage Association	3.00%	9/41	289
1,249	Government National Mortgage Association	6.00%	6/38	274
1,694	Government National Mortgage Association	4.75%	7/40	237
1,417	Federal National Mortgage Association	5.50%	10/40	175
3,011	Government National Mortgage Association	5.00%	5/37	158
1,175	Federal National Mortgage Association	4.00%	5/39	156
937	Federal Home Loan Mortgage Corporation	5.50%	1/39	85
				5,159
TBA - Fixed Rate Agency Securities (23.80%)
North America
Mortgage-related—Residential
60,330	Government National Mortgage Association (30 Year)	4.00%	7/16 - 8/16	64,754
47,238	Federal National Mortgage Association (30 Year)	3.00%	7/16	49,013
30,000	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	7/16	31,629
14,460	Federal National Mortgage Association (15 Year)	3.00%	7/16	15,160
990	Government National Mortgage Association (30 Year)	4.50%	7/16	1,063
				161,619
Total Fixed Rate Agency Securities (Cost $964,068)				978,562

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (4.82%)
Principal and Interest - Floating Rate Agency Securities (2.56%)
North America
Mortgage-related—Residential
$8,646	Federal National Mortgage Association Pools	2.43% - 6.04%	11/34 - 5/45	$9,112
5,638	Federal Home Loan Mortgage Corporation Pools	2.61% - 5.94%	6/37 - 5/44	5,968
2,199	Government National Mortgage Association Pools	2.80%	11/64	2,345
				17,425
Interest Only - Floating Rate Agency Securities (2.26%)
North America
Mortgage-related—Residential
193,766	Government National Mortgage Association	0.43% - 6.30%	11/42 - 10/63	10,634
16,238	Federal National Mortgage Association	5.50% - 7.10%	6/33 - 12/41	2,264
18,185	Resecuritization of Government National Mortgage Association (d)	4.05%	8/60	1,358
5,809	Federal Home Loan Mortgage Corporation	5.56% - 6.19%	3/36 - 8/39	1,091
				15,347
Total Floating Rate Agency Securities (Cost $31,735)				32,772
Total Agency Securities (Cost $995,803)				1,011,334
Private Label Securities (33.32%)
Principal and Interest - Private Label Securities (32.20%)
North America (25.28%)
Mortgage-related—Residential
291,703	Various	0.00% - 9.35%	5/19 - 9/46	147,500
Mortgage-related—Commercial
95,731	Various	3.00% - 4.56%	7/45 - 3/49	24,169
Total North America (Cost $168,411)				171,669
Europe (6.92%)
Mortgage-related—Residential
60,455	Various	0.00% - 5.34%	6/25 - 3/50	39,092
Mortgage-related—Commercial
7,999	Various	0.00% - 11.00%	6/17 - 6/19	7,933
Total Europe (Cost $56,943)				47,025
Total Principal and Interest - Private Label Securities (Cost $225,354)				218,694
Principal Only - Private Label Securities (0.54%)
North America
Mortgage-related—Residential
5,510	Various	—%	8/30	3,649
Total Principal Only - Private Label Securities (Cost $2,885)				3,649

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Private Label Securities (0.58%)
North America
Mortgage-related—Residential
$38,118	Various	0.50% - 2.00%	6/44 - 9/47	$1,101
Mortgage-related—Commercial
49,918	Various	1.25% - 1.60%	10/47 - 3/49	2,840
Total Interest Only - Private Label Securities (Cost $3,382)				3,941
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
95,607	Various	—%	6/37	—
Mortgage-related—Commercial
—	Various	—%	7/45 - 3/49	—
Total Other Private Label Securities (Cost $259)				—
Total Private Label Securities (Cost $231,880)				226,284
Total Mortgage-Backed Securities (Cost $1,227,683)				1,237,618
Collateralized Loan Obligations (4.87%)
North America (2.25%)
63,133	Various	0.00% - 9.15%	5/17 - 1/24	15,312
Total North America (Cost $20,626)				15,312
Europe (2.62%)
26,886	Various	0.00% - 9.37%	1/22 - 3/25	17,797
Total Europe (Cost $18,668)				17,797
Total Collateralized Loan Obligations (Cost $39,294)				33,109
Consumer Loans and Asset-backed Securities backed by Consumer Loans (22.73%) (e)
North America (22.37%)
Consumer (f)
150,751	Various	5.44% - 59.39%	7/16 - 6/21	151,937
Total North America (Cost $153,581)				151,937
Europe (0.36%)
Consumer
1,141	Various	—%	8/24	2,458
Total Europe (Cost $1,611)				2,458
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $155,192)				154,395

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (5.45%)
North America (4.21%)
Basic Materials
$5,720	Various	11.75%	1/19	$977
Consumer
10,695	Various	0.00% - 7.25%	6/18 - 11/22	8,164
Energy
17,906	Various	0.00% - 10.75%	9/18 - 9/21	6,741
Financial
54	Various	10.25%	8/23	51
Mortgage-related—Residential
14,179	Various	0.00% - 15.00%	12/17 - 10/19	10,343
Technology
2,200	Various	5.13%	3/20	2,312
Total North America (Cost $38,635)				28,588
Europe (1.24%)
Communications
7,454	Various	14.00%	10/18	7,888
Consumer
17,422	Various	—%	12/16	498
Total Europe (Cost $8,199)				8,386
Total Corporate Debt (Cost $46,834)				36,974
Mortgage Loans (14.15%) (e)
North America
Mortgage-related—Commercial (g)
58,082	Various	2.73% - 11.00%	8/16 - 7/45	49,466
Mortgage-related—Residential (i)
50,228	Various	0.00% - 12.63%	4/22 - 2/56	46,649
Total Mortgage Loans (Cost $96,285)				96,115
Real Estate Owned (0.61%) (e) (h)
North America
Real estate-related
14	Single-Family Houses			2,321
1	Commercial Property			1,841
Total Real Estate Owned (Cost $4,225)				4,162

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Corporate Equity Investments (2.86%)
North America (2.86%)
Consumer
$1,663	Non-Exchange Traded Corporate Equity			$6,675
Diversified
200	Non-Exchange Traded Corporate Equity			3,650
Mortgage-related—Commercial
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,972
Mortgage-related—Residential
12,545	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			4,700
7,478	Non-Exchange Traded Equity Investment in Mortgage Originators			853
Technology
99	Non-Exchange Traded Corporate Equity			568
Total North America (Cost $20,460)				19,418
Europe (0.00%)
Consumer
139	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Total Private Corporate Equity Investments (Cost $20,460)				19,418
U.S. Treasury Securities (0.06%)
North America
Government
371	U.S. Treasury Note	1.13% - 1.25%	3/21 - 6/21	374
Total U.S. Treasury Securities (Cost $372)				374
Total Long Investments (Cost $1,590,345)				$1,582,165

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (17.08%) (a) (b) (j)
$19,363	Bank of America Securities	0.45%	7/16	$19,363
	Collateralized by Par Value $19,030
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 5/21
15,537	Deutsche Bank Securities	(0.50)%	7/16	15,537
	Collateralized by Par Value $15,280
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 4/18
13,618	JP Morgan Securities	(0.54)%	7/16	13,618
	Collateralized by Par Value $13,164
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 11/20
9,292	JP Morgan Securities	(0.63)%	7/16	9,292
	Collateralized by Par Value $8,697
	Sovereign Government Bond, Coupon 1.15%,
	Maturity Date 7/20
9,025	JP Morgan Securities	(0.47)%	7/16	9,025
	Collateralized by Par Value $8,697
	Sovereign Government Bond, Coupon 0.65%,
	Maturity Date 11/20
7,954	JP Morgan Securities	(0.47)%	7/16	7,954
	Collateralized by Par Value $7,210
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
5,075	Bank of America Securities	0.45%	7/16	5,075
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
4,140	Bank of America Securities	0.45%	7/16	4,140
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 6/20
4,090	Bank of America Securities	0.45%	7/16	4,090
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 5/20
3,684	Bank of America Securities	0.45%	7/16	3,684
	Collateralized by Par Value $3,621
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 4/21
3,498	Bank of America Securities	0.45%	7/16	3,498
	Collateralized by Par Value $3,400
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 11/20

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$3,416	Bank of America Securities	0.45%	7/16	$3,416
	Collateralized by Par Value $3,200
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
2,107	Bank of America Securities	0.45%	7/16	2,107
	Collateralized by Par Value $2,000
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 7/22
2,037	Bank of America Securities	0.45%	7/16	2,037
	Collateralized by Par Value $2,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 1/20
1,788	Barclays Capital Inc.	0.40%	7/16	1,788
	Collateralized by Par Value $1,738
	Sovereign Government Bond, Coupon 4.00%,
	Maturity Date 9/16
1,781	RBC Capital Markets LLC	(2.25)%	7/16	1,781
	Collateralized by Par Value $2,248
	Exchange Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
1,285	Bank of America Securities	0.45%	7/16	1,285
	Collateralized by Par Value $1,280
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 6/21
1,158	RBC Capital Markets LLC	(0.40)%	7/16	1,158
	Collateralized by Par Value $1,350
	Exchange Traded Corporate Debt 3.55%,
	Maturity Date 3/22
1,037	RBC Capital Markets LLC	(2.00)%	7/16	1,037
	Collateralized by Par Value $1,080
	Exchange Traded Corporate Debt, Coupon 7.75%,
	Maturity Date 6/21
940	Barclays Capital Inc.	(4.75)%	7/16	940
	Collateralized by Par Value $1,049
	Exchange Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
913	JP Morgan Securities	(5.38)%	7/16	913
	Collateralized by Par Value $1,049
	Exchange Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
904	RBC Capital Markets LLC	0.05%	7/16	904
	Collateralized by Par Value $820
	Exchange Traded Corporate Debt, Coupon 3.90%,
	Maturity Date 5/21

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$637	CS First Boston	—%	7/16	$637
	Collateralized by Par Value $572
	Exchange Traded Corporate Debt, Coupon 3.90%,
	Maturity Date 5/21
570	CS First Boston	(3.50)%	7/16	570
	Collateralized by Par Value $540
	Exchange Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
557	Barclays Capital Inc.	(2.50)%	7/16	557
	Collateralized by Par Value $540
	Exchange Traded Corporate Debt, Coupon 7.75%,
	Maturity Date 6/21
542	RBC Capital Markets LLC	(3.25)%	7/16	542
	Collateralized by Par Value $550
	Exchange Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
428	JP Morgan Securities	0.65%	7/16	428
	Collateralized by Par Value $417
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 3/20
363	Bank of America Securities	0.45%	7/16	363
	Collateralized by Par Value $360
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 2/21
264	RBC Capital Markets LLC	(0.25)%	7/16	264
	Collateralized by Par Value $285
	Exchange Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 6/22
Total Repurchase Agreements (Cost $116,985)				$116,003

Investments Sold Short (-90.75%) (a) (b)
TBA - Fixed Rate Agency Securities Sold Short (-71.87%) (k)
North America
Mortgage-related—Residential
$(69,000)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	8/16	$(73,808)
(51,350)	Federal National Mortgage Association (15 year)	3.50%	7/16 - 8/16	(54,379)
(47,430)	Federal National Mortgage Association (30 year)	4.50%	7/16 - 8/16	(51,763)
(43,082)	Federal National Mortgage Association (30 year)	3.50%	7/16	(45,450)
(37,620)	Federal National Mortgage Association (30 year)	5.00%	8/16	(41,776)
(36,155)	Federal Home Loan Mortgage Corporation (30 year)	3.00%	7/16	(37,471)
(33,000)	Federal National Mortgage Association (30 year)	4.00%	8/16	(35,355)
(25,528)	Federal National Mortgage Association (30 year)	4.00%	7/16	(27,372)
(20,951)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	8/16	(22,843)
(19,680)	Government National Mortgage Association (30 year)	4.50%	7/16 - 8/16	(21,658)
(19,770)	Government National Mortgage Association (30 year)	3.50%	7/16	(20,994)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$(13,510)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	7/16	$(14,175)
(11,170)	Federal National Mortgage Association (15 year)	4.00%	7/16	(11,593)
(9,617)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	7/16	(10,295)
(8,790)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	7/16	(9,314)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	7/16	(7,712)
(2,100)	Government National Mortgage Association (30 year)	3.00%	7/16	(2,193)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$486,569)				(488,151)
Government Debt Sold Short (-12.86%)
North America (-4.54%)
Government
(30,028)	U.S. Treasury Note	1.13% - 2.25%	10/18 - 11/24	(30,856)
Total North America (Proceeds -$30,101)				(30,856)
Europe (-8.32%)
Government
(54,785)	European Sovereign Bonds	0.25% - 4.00%	9/16 - 11/20	(56,470)
Total Europe (Proceeds -$57,455)				(56,470)
Total Government Debt Sold Short (Proceeds -$87,556)				(87,326)
Common Stock Sold Short (-4.55%)
North America
Energy
(170)	Exchange Traded Equity			(2,070)
Financial
(612)	Publicly Traded Real Estate Investment Trusts			(5,987)
(270)	Exchange Traded Equity			(22,856)
Total Common Stock Sold Short (Proceeds -$30,015)				(30,913)
Corporate Debt Sold Short (-1.47%)
North America
Basic Materials
(2,700)	Various	3.55%	3/22	(2,386)
Consumer
(1,375)	Various	5.13% - 6.25%	6/22 - 10/22	(1,399)
Energy
(5,187)	Various	4.50% - 7.75%	6/21 - 4/22	(4,621)
Industrial
(1,392)	Various	3.90%	5/21	(1,541)
Total Corporate Debt Sold Short (Proceeds -$9,616)				(9,947)
Total Investments Sold Short (Proceeds -$613,756)				$(616,337)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (22.47%) (a) (b)
Swaps (22.22%) (z)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (l)
CDX.NA.HY 25 35-100	Credit	$399,212	12/20	$73,594
Other	Credit	297,148	6/18 - 6/21	27,293
Total Credit Default Swaps on Corporate Bond Indices				100,887
Credit Default Swaps on Asset-Backed Indices (l)	Credit	1,340	12/37	51
Interest Rate Swaps (m)	Interest Rates	524,260	12/16 - 6/46	13,931
North America
Total Return Swaps (q)
Communications	Credit	6,733	2/17 - 4/17	89
Consumer	Credit	3,465	2/17 - 3/17	199
Industrial	Credit	3,710	2/17 - 3/17	357
Utilities	Credit	2,330	2/17	179
Total Total Return Swaps				824
Credit Default Swaps on Corporate Bonds (l)
Communications	Credit	1,300	6/21	71
Consumer	Credit	1,535	6/21	34
Industrial	Credit	1,463	12/20 - 6/21	17
Total Credit Default Swaps on Corporate Bonds				122
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (n)	Credit	(140,273)	5/46 - 5/63	24,565
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(63,527)	12/17 - 6/21	4,024
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—Residential	Credit	(8,213)	5/35 - 12/35	6,068
Credit Default Swaps on Corporate Bonds (n)
Energy	Credit	(7,290)	6/17 - 6/21	461
Total Credit Default Swaps on Corporate Bonds				461
Total Swaps (Net cost $149,884)				150,933
Futures (0.00%)
Long Futures:
U.S. Treasury Note Futures (s)	Interest Rates	2,000	9/16	2
Eurodollar Futures (r)	Interest Rates	11,000	6/17	4
Short Futures:
U.S. Treasury Note Futures (s)	Interest Rates	(100)	9/16	—
U.S. Treasury Bond Futures (s)	Interest Rates	(100)	9/16	2
Total Futures				8

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Options (0.00%)
Purchased Options:
Interest Rate Caps (u)	Interest Rates	$23,200	3/18	$1
Total Options (Cost $1)				1
Forwards (0.23%)
Short Forwards:
Currency Forwards (x)	Currency	(74,782)	9/16	1,578
Total Forwards				1,578
Warrants (0.02%)
North America
Warrants (t)
Mortgage-related—Residential	Equity Market	1,554		100
Total Warrants (Cost $100)				100
Mortgage Loan Purchase Commitments (0.00%)
North America
Mortgage Loan Purchase Commitments (w)
Mortgage-related—residential	Interest Rates	2,330	7/16	8
Total Mortgage Loan Purchase Commitments				8
Total Financial Derivatives–Assets (Net cost $149,985)				$152,628
Financial Derivatives–Liabilities (-10.91%) (a) (b)
Swaps (-10.82%) (z)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (l)	Credit	31,413	1/47 - 9/58	$(5,868)
Interest Rate Swaps (m)	Interest Rates	3,564	10/16 - 7/46	(2)
North America
Credit Default Swaps on Corporate Bonds (l)
Basic Materials	Credit	2,700	6/21	(492)
Energy	Credit	5,447	6/21	(1,387)
Total Credit Default Swaps on Corporate Bonds				(1,879)
Total Return Swaps
Basic Materials (q)	Credit	6,638	2/17 - 3/17	(320)
Communications (q)	Credit	2,295	2/17	(260)
Consumer (q)	Credit	2,104	2/17	(434)
Financial (q)	Credit	2,086	2/17	(2)
Total Total Return Swaps				(1,016)
Europe
Credit Default Swaps on Corporate Bonds (l)
Basic Materials	Credit	12	12/19	(6)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Short Swaps:
Interest Rate Swaps (o)	Interest Rates	$(949,730)	9/16 - 7/46	$(22,856)
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(985,654)	12/16 - 6/21	(39,797)
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—Residential	Credit	(3,159)	10/34 - 3/35	(234)
Credit Default Swaps on Corporate Bonds (n)
Basic Materials	Credit	(2,990)	6/17	(1)
Communications	Credit	(1,300)	6/21	(71)
Consumer	Credit	(14,580)	6/18 - 6/21	(1,509)
Technology	Credit	(2,200)	3/20	(256)
Total Credit Default Swaps on Corporate Bonds				(1,837)
Total Return Swaps (p)
Financial	Equity Market	(78,839)	2/17 - 10/19	(2)
Total Swaps (Net proceeds -$42,107)				(73,497)
Futures (-0.05%)
Short Futures:
U.S. Treasury Note Futures (s)	Interest Rates	(1,400)	9/16	(5)
Eurodollar Futures (r)	Interest Rates	(266,000)	9/16 - 9/17	(353)
Total Futures				(358)
Options (-0.04%)
Purchased Options:
Written Options:
Put Options on Credit Default Swaps on Corporate Bond Indices (v)	Credit	(155,500)	7/16 - 9/16	(243)
Total Options (Proceeds -$925)				(243)
Total Financial Derivatives–Liabilities (Net proceeds -$43,032)				$(74,098)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2016 (CONCLUDED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At June 30, 2016, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 82.73%, 41.42%, and 24.75% of equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)	Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments.

(f)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Financial Management LLC. Through its participation certificates, the Company has beneficial interests in the cash flows of the underlying loans held by the trust. At June 30, 2016 loans held in the related party trust for which the Company has beneficial interests in the residual cash flows, totaled $6.0 million.

(g)	Includes non-performing commercial loans in the amount of $23.7 million whereby principal and/or interest is past due and a maturity date is not applicable.

(h)	Number of properties not shown in thousands, represents actual number of properties owned.

(i)	As of June 30, 2016, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $4.3 million.

(j)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(k)
At June 30, 2016, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 40.55%, 24.72%, and 6.60% of equity, respectively.

(l)	For long credit default swaps, the Company sold protection.

(m)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(n)	For short credit default swaps, the Company purchased protection.

(o)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(p)	Notional value represents number of underlying shares times the closing price of the underlying security.

(q)	Notional value represents outstanding principal balance on underlying corporate debt.

(r)	Every $1,000,000 in notional value represents one contract.

(s)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held; as of June 30, 2016, 16 long contracts and 16 short contracts were held.

(t)	Notional value represents number of warrants.

(u)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(v)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(w)	Notional value represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.

(x)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(y)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	148.90%
Aaa/AAA/AAA	0.06%
A/A/A	0.09%
Baa/BBB/BBB	1.79%
Ba/BB/BB or below	27.95%
Unrated	54.16%

(z)	The following table shows the Company's swap assets and liabilities by dealer as a percentage of Total Equity:

Dealer/Parent Company	Asset/Liability	Percent of Equity
Affiliates of Bank of America	Financial derivatives—asset	7.25%
Affiliates of JP Morgan	Financial derivatives—asset	5.57%
Affiliates of JP Morgan	Financial derivatives—liability	(7.42)%

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
	Exchange Traded Corporate Debt, Coupon 10.00%,
	Maturity Date 6/20
336	RBC Capital Markets LLC	(0.75)%	1/16	336
	Collateralized by Par Value $560
	Exchange Traded Corporate Debt, Coupon 11.00%,
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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$18,990	$25,739	$39,417	$52,252
Other income	1,024	1,023	2,692	1,316
Total investment income	20,014	26,762	42,109	53,568
EXPENSES
Base management fee	2,553	2,920	5,164	5,872
Interest expense	4,234	2,867	7,702	5,853
Other investment related expenses	2,191	1,163	3,938	2,365
Professional fees	834	631	1,690	1,347
Administration fees	312	346	653	685
Compensation expense	612	312	1,132	679
Insurance expense	150	143	307	320
Directors' fees and expenses	73	59	138	133
Share-based LTIP expense	99	98	199	196
Other expenses	435	493	843	921
Total expenses	11,493	9,032	21,766	18,371
NET INVESTMENT INCOME	8,521	17,730	20,343	35,197
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	1,226	14,045	(748)	23,779
Financial derivatives, excluding currency forwards	(2,231)	(9,693)	(12,285)	(15,527)
Financial derivatives—currency forwards	(972)	(4,320)	(1,305)	1,476
Foreign currency transactions	(354)	729	66	1,462
	(2,331)	761	(14,272)	11,190
Change in net unrealized gain (loss) on:
Investments	3,386	(19,875)	(1,016)	(19,182)
Financial derivatives, excluding currency forwards	(5,773)	10,944	(24,611)	8,300
Financial derivatives—currency forwards	3,500	1,704	454	239
Foreign currency translation	(2,301)	1,959	918	(3,104)
	(1,188)	(5,268)	(24,255)	(13,747)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(3,519)	(4,507)	(38,527)	(2,557)
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	5,002	13,223	(18,184)	32,640
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	17	71	31	227
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$4,985	$13,152	$(18,215)	$32,413
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.15	$0.39	$(0.54)	$0.96
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITIED)

	Six Month Period Ended June 30, 2016			Six Month Period Ended June 30, 2015
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2015 and 12/31/2014, respectively)	$732,049	$6,903	$738,952	$782,155	$6,389	$788,544
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			20,343			35,197
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			(14,272)			11,190
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(24,255)			(13,747)
Net increase (decrease) in equity resulting from operations	(18,215)	31	(18,184)	32,413	227	32,640
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		684	684		1,430	1,430
Dividends(1)	(33,404)	(212)	(33,616)	(44,044)	(274)	(44,318)
Distributions to non-controlling interests		(2,228)	(2,228)		(1,410)	(1,410)
Adjustment to non-controlling interest	(9)	9	—	—	—	—
Shares repurchased	(6,624)		(6,624)	—		—
Share-based LTIP awards	198	1	199	195	1	196
Net increase (decrease) in equity from transactions	(39,839)	(1,746)	(41,585)	(43,849)	(253)	(44,102)
Net increase (decrease) in equity	(58,054)	(1,715)	(59,769)	(11,436)	(26)	(11,462)
ENDING EQUITY (6/30/2016 and 6/30/2015, respectively)	$673,995	$5,188	$679,183	$770,719	$6,363	$777,082

(1)	For the six month periods ended June 30, 2016 and 2015, dividends totaling $1.00 and $1.30, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended June 30,
	2016	2015
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$(18,184)	$32,640
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	14,322	(11,150)
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	24,894	12,653
Amortization of premiums and accretion of discounts (net)	10,333	3,715
Purchase of investments	(1,299,234)	(1,886,733)
Proceeds from disposition of investments	1,264,889	2,037,393
Proceeds from principal payments of investments	120,017	151,590
Proceeds from investments sold short	773,556	1,502,793
Repurchase of investments sold short	(905,408)	(1,610,784)
Payments on financial derivatives (1)	(168,054)	(201,600)
Proceeds from financial derivatives (1)	155,132	163,764
Share-based LTIP expense	199	196
(Increase) decrease in assets:
Repurchase agreements	(10,303)	118,213
Receivable for securities sold and financial derivatives	168,812	39,979
Due from brokers	(57,520)	24,710
Interest and principal receivable	1,359	8,515
Restricted cash	952	—
Other assets	2,383	(1,396)
Increase (decrease) in liabilities:
Due to brokers	(20,082)	14,449
Payable for securities purchased and financial derivatives	31,799	(35,547)
Accounts payable and accrued expenses	(571)	(105)
Other liabilities	(504)	13
Interest and dividends payable	717	(93)
Base management fee payable	(220)	(44)
Net cash provided by (used in) operating activities	89,284	363,171

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Month Period Ended June 30,
	2016	2015
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$684	$1,430
Shares repurchased	(6,624)	—
Offering costs paid	—	(30)
Dividends paid	(33,616)	(44,318)
Distributions to non-controlling interests	(2,228)	(1,410)
Proceeds from issuance of securitized debt	23,238	—
Principal payments on securitized debt	(10,205)	(102)
Borrowings under reverse repurchase agreements	3,220,229	5,388,655
Repayments of reverse repurchase agreements	(3,324,313)	(5,697,680)
Net cash provided by (used in) financing activities	(132,835)	(353,455)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,551)	9,716
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,909	114,140
CASH AND CASH EQUIVALENTS, END OF PERIOD	$140,358	$123,856
Supplemental disclosure of cash flow information:
Interest paid	$7,442	$6,119
Share-based LTIP awards (non-cash)	$199	$196
Aggregate TBA trade activity (buys + sells) (non-cash)	$11,246,156	$17,246,523

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
For mortgage-backed securities, or "MBS," including To Be Announced MBS, or "TBAs," CLOs, and distressed and non-distressed corporate debt and equity, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Valuations for fixed rate MBS pass-throughs issued by a U.S. government agency or government-sponsored enterprise are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically designated as Level 2 assets, although Agency interest only and inverse interest only RMBS are currently designated as Level 3 assets since they generally have less price transparency. Non-Agency MBS and CLOs are generally classified as either Level 2 or Level 3 based on analysis of available market data such as recent trades and executable bids. The Company's investments in distressed corporate debt are in the form of loans as well as total return swaps on loans. Valuations are typically based on prices of the underlying loans received from widely used third-party pricing services. These investments as well as related non-listed equity investments are generally designated as Level 3 assets. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
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
(I) Securitized Debt: The Company entered into a securitization transaction in March 2016 to finance certain of its commercial mortgage loans and REO which was accounted for as a collateralized borrowing. The assets contributed to the securitization were not derecognized but rather, the liability issued by the securitization was recorded to reflect the financing of the securitized assets. Debt issuance costs associated with the securitized debt are amortized over the life of the securitized debt and included in interest expense.
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
(O) Other Investment Related Expenses: Other investment related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, servicing fees and corporate and escrow advances on mortgage and consumer loans, and various other expenses and fees related directly to the Company's financial instruments. Other investment related expenses are generally recognized as incurred on the Consolidated Statement of Operations; dividend expense on common stock sold short is recognized on the ex-dividend date.
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
(V) Income Taxes: The Company has been and continues to expect to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. In addition, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes, and one intends to elect to be taxed as a real estate investment trust, or "REIT", beginning with the tax year ending December 31, 2015. Upon this entity's filing of its 2015 tax return in the fall of 2016, it will formally make the election to be taxed as a REIT.
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

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at June 30, 2016:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$50,000	$—	$—	$50,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$990,828	$20,506	$1,011,334
U.S. Treasury securities	—	374	—	374
Private label residential mortgage-backed securities	—	78,831	112,511	191,342
Private label commercial mortgage-backed securities	—	—	34,942	34,942
Commercial mortgage loans	—	—	49,466	49,466
Residential mortgage loans	—	—	46,649	46,649
Collateralized loan obligations	—	—	33,109	33,109
Consumer loans and asset-backed securities backed by consumer loans	—	—	154,395	154,395
Corporate debt	—	—	36,974	36,974
Real estate owned	—	—	4,162	4,162
Private corporate equity investments	—	—	19,418	19,418
Total investments, at fair value	—	1,070,033	512,132	1,582,165
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	6,068	6,068
Credit default swaps on corporate bond indices	—	104,911	—	104,911
Credit default swaps on corporate bonds	—	583	—	583
Credit default swaps on asset-backed indices	—	24,616	—	24,616
Interest rate swaps	—	13,931	—	13,931
Total return swaps	—	—	824	824
Options	—	1	—	1
Forwards	—	1,578	—	1,578
Futures	8	—	—	8
Warrants	—	—	100	100
Mortgage loan purchase commitments	—	8	—	8
Total financial derivatives–assets, at fair value	8	145,628	6,992	152,628
Repurchase agreements	—	116,003	—	116,003
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$8	$1,331,664	$519,124	$1,850,796
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(488,151)	$—	$(488,151)
Government debt	—	(87,326)	—	(87,326)
Corporate debt	—	—	(9,947)	(9,947)
Common stock	(30,913)	—	—	(30,913)
Total investments sold short, at fair value	(30,913)	(575,477)	(9,947)	(616,337)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(39,797)	—	(39,797)
Credit default swaps on corporate bonds	—	(3,722)	—	(3,722)
Credit default swaps on asset-backed indices	—	(5,868)	—	(5,868)
Credit default swaps on asset-backed securities	—	—	(234)	(234)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Interest rate swaps	$—	$(22,858)	$—	$(22,858)
Total return swaps	—	(2)	(1,016)	(1,018)
Options	—	(243)	—	(243)
Futures	(358)	—	—	(358)
Total financial derivatives–liabilities, at fair value	(358)	(72,490)	(1,250)	(74,098)
Guarantees(1)	—	—	(312)	(312)
Total investments sold short, financial derivatives–liabilities, and guarantees, at fair value	$(31,271)	$(647,967)	$(11,509)	$(690,747)

(1)	Included in Other liabilities on the Consolidated Statement of Assets, Liabilities, and Equity.
There were no transfers of financial instruments between Level 1 and Level 2 during the six month period ended June 30, 2016.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$74,172	Market Quotes	Non Binding Third-Party Valuation	$2.03	$181.56	$69.18
Collateralized loan obligations	28,262	Market Quotes	Non Binding Third-Party Valuation	23.00	101.75	80.78
Corporate debt and non-exchange traded corporate equity	27,576	Market Quotes	Non Binding Third-Party Valuation	2.86	112.64	78.18
Private label commercial mortgage-backed securities	16,454	Market Quotes	Non Binding Third-Party Valuation	5.32	69.06	35.30
Agency interest only residential mortgage-backed securities	16,993	Market Quotes	Non Binding Third-Party Valuation	2.72	23.01	9.83
Total return swaps	(192)	Market Quotes	Non Binding Third-Party Valuation (1)	13.61	98.00	90.45
Private label residential mortgage-backed securities	38,339	Discounted Cash Flows	Yield	3.1%	14.6%	10.9%
			Projected Collateral Prepayments	0.0%	74.7%	12.3%
			Projected Collateral Losses	1.3%	48.7%	34.9%
			Projected Collateral Recoveries	0.0%	53.1%	35.9%
			Projected Collateral Scheduled Amortization	0.0%	85.6%	16.9%
						100.0%
Private label commercial mortgage-backed securities	18,488	Discounted Cash Flows	Yield	11.6%	32.8%	22.9%
			Projected Collateral Losses	0.8%	3.6%	1.8%
			Projected Collateral Recoveries	4.4%	15.0%	7.3%
			Projected Collateral Scheduled Amortization	83.1%	94.8%	90.9%
						100.0%
Corporate debt and warrants	10,444	Discounted Cash Flows	Yield	0.0%	16.9%	16.3%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$4,847	Discounted Cash Flows	Yield	10.1%	42.3%	17.1%
			Projected Collateral Prepayments	41.0%	62.2%	55.5%
			Projected Collateral Losses	2.6%	12.1%	6.5%
			Projected Collateral Recoveries	1.4%	6.5%	4.0%
			Projected Collateral Scheduled Amortization	30.0%	51.4%	34.0%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	154,395	Discounted Cash Flows	Yield	9.0%	25.0%	10.3%
			Projected Collateral Prepayments	0.0%	45.6%	39.1%
			Projected Collateral Losses	0.9%	96.9%	7.9%
			Projected Collateral Scheduled Amortization	0.0%	83.9%	53.0%
						100.0%
Performing commercial mortgage loans	25,795	Discounted Cash Flows	Yield	10.4%	17.9%	11.8%
Non-performing commercial mortgage loans	23,671	Discounted Cash Flows	Yield	10.2%	18.4%	14.2%
			Months to Resolution	6.0	39.0	20.8
Performing residential mortgage loans	41,324	Discounted Cash Flows	Yield	5.0%	13.1%	6.5%
Non-performing residential mortgage loans and residential real estate owned	7,646	Discounted Cash Flows	Yield	5.7%	60.6%	10.4%
			Months to Resolution	1.9	112.9	25.9
Credit default swaps on asset-backed securities	5,834	Net Discounted Cash Flows	Projected Collateral Prepayments	27.4%	40.2%	34.0%
			Projected Collateral Losses	17.7%	33.2%	26.6%
			Projected Collateral Recoveries	7.1%	14.1%	10.8%
			Projected Collateral Scheduled Amortization	23.4%	32.2%	28.6%
						100.0%
Non-exchange traded equity investments in commercial mortgage-related private partnerships	2,972	Discounted Cash Flows	Yield	16.5%	16.5%	16.5%
			Expected Holding Period (Months)	8.7	8.7	8.7
Agency interest only residential mortgage-backed securities	3,513	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	118	1,818	468
			Projected Collateral Prepayments	20.4%	100.0%	69.6%
			Projected Collateral Scheduled Amortization	0.0%	79.6%	30.4%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entities	3,053	Enterprise Value	Equity Multiple(3)	2.3x	2.3x	2.3x
Commercial real estate owned	1,841	Recent Transactions	Contract Price	96.77	96.77	96.77
Non-exchange traded preferred and common equity investment in mortgage-related entities	2,500	Recent Transactions	Transaction Price	N/A	N/A	N/A
Guarantees	(312)	Cash Flows	Expected Cash Flows(4)	N/A	N/A	N/A

(1)	Represents valuations on underlying assets.

(2)	Shown in basis points.

(3)	Represent an estimation of where market participants might value an enterprise.

(4)	Represents transactions with a remaining term of less than one year.
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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2015:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$160,000	$—	$—	$160,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,035,662	$24,918	$1,060,580
Private label residential mortgage-backed securities	—	138,482	116,435	254,917
Private label commercial mortgage-backed securities	—	—	34,145	34,145
Commercial mortgage loans	—	—	66,399	66,399
Residential mortgage loans	—	—	22,089	22,089
Collateralized loan obligations	—	—	45,974	45,974
Consumer loans and asset-backed securities backed by consumer loans	—	—	115,376	115,376
Corporate debt	—	—	27,028	27,028
Real estate owned	—	—	12,522	12,522
Private corporate equity investments	—	—	22,088	22,088
Total investments, at fair value	—	1,174,144	486,974	1,661,118

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$—	$—	$6,332	$6,332
Credit default swaps on corporate bond indices	—	137,643	—	137,643
Credit default swaps on corporate bonds	—	10	—	10
Credit default swaps on asset-backed indices	—	5,410	—	5,410
Interest rate swaps	—	9,943	—	9,943
Total return swaps	—	—	85	85
Options	112	2,050	—	2,162
Futures	32	—	—	32
Forwards	—	1,138	—	1,138
Warrants	—	—	150	150
Total financial derivatives–assets, at fair value	144	156,194	6,567	162,905
Repurchase agreements	—	105,700	—	105,700
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$144	$1,436,038	$493,541	$1,929,723
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(612,777)	$—	$(612,777)
Government debt	—	(114,051)	—	(114,051)
Corporate debt	—	—	(448)	(448)
Common stock	(1,471)	—	—	(1,471)
Total investments sold short, at fair value	(1,471)	(726,828)	(448)	(728,747)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(47,298)	—	(47,298)
Credit default swaps on corporate bonds	—	(683)	—	(683)
Credit default swaps on asset-backed indices	—	(365)	—	(365)
Credit default swaps on asset-backed securities	—	—	(221)	(221)
Interest rate swaps	—	(4,934)	—	(4,934)
Total return swaps	—	—	(4,662)	(4,662)
Options	—	(1,760)	—	(1,760)
Futures	(528)	—	—	(528)
Forwards	—	(13)	—	(13)
Mortgage loan purchase commitments	—	(8)	—	(8)
Total financial derivatives–liabilities, at fair value	(528)	(55,061)	(4,883)	(60,472)
Guarantees(1)	—	—	(828)	(828)
Total investments sold short, financial derivatives–liabilities, and guarantees, at fair value	$(1,999)	$(781,889)	$(6,159)	$(790,047)

(1)	Included in Other liabilities on the Consolidated Statement of Assets, Liabilities, and Equity.
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
The tables below include a roll-forward of the Company's financial instruments for the three and six month periods ended June 30, 2016 and 2015 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended June 30, 2016

(In thousands)	Ending Balance as of March 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$22,306	$(1,888)	$(82)	$(133)	$303	$—	$—	$—	$20,506
Private label residential mortgage-backed securities	113,382	1,109	(290)	(1,310)	1,687	(6,100)	12,823	(8,790)	112,511
Private label commercial mortgage-backed securities	35,350	431	—	(839)	—	—	—	—	34,942
Commercial mortgage loans	56,365	727	(1)	(671)	—	(6,954)	—	—	49,466
Residential mortgage loans	35,580	141	757	(147)	17,101	(6,783)	—	—	46,649
Collateralized loan obligations	34,415	(1,942)	(279)	145	1,178	(408)	—	—	33,109
Consumer loans and asset-backed securities backed by consumer loans	143,854	(2,713)	6	(655)	37,046	(23,143)	—	—	154,395
Corporate debt	24,552	(160)	275	1,874	49,353	(38,920)	—	—	36,974
Real estate owned	21,843	—	1,978	(1,750)	884	(18,793)	—	—	4,162
Private corporate equity investments	24,599	—	101	697	2,590	(8,569)	—	—	19,418
Total investments, at fair value	512,246	(4,295)	2,465	(2,789)	110,142	(109,670)	12,823	(8,790)	512,132
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	6,227	—	373	(149)	(24)	(359)	—	—	6,068
Total return swaps	1,074	—	3,412	(250)	(3,146)	(266)	—	—	824
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	7,401	—	3,785	(399)	(3,170)	(625)	—	—	6,992
Total investments and financial derivatives–assets, at fair value	$519,647	$(4,295)	$6,250	$(3,188)	$106,972	$(110,295)	$12,823	$(8,790)	$519,124
Liabilities:
Investments sold short, at fair value
Corporate debt	$(3,029)	$(9)	$171	$(309)	$10,368	$(17,139)	$—	$—	$(9,947)
Total investments sold short, at fair value	(3,029)	(9)	171	(309)	10,368	(17,139)	—	—	(9,947)

(In thousands)	Ending Balance as of March 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2016
(continued)
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(220)	$—	$(63)	$24	$—	$25	$—	$—	$(234)
Total return swaps	(675)	—	(2,115)	(342)	2,348	(232)	—	—	(1,016)
Total financial derivatives– liabilities, at fair value	(895)	—	(2,178)	(318)	2,348	(207)	—	—	(1,250)
Guarantees:
Guarantees	(616)	—	—	304	—	—	—	—	(312)
Total guarantees	(616)	—	—	304	—	—	—	—	(312)
Total investments sold short, financial derivatives– liabilities, and guarantees, at fair value	$(4,540)	$(9)	$(2,007)	$(323)	$12,716	$(17,346)	$—	$—	$(11,509)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2016. For Level 3 financial instruments held by the Company at June 30, 2016, change in net unrealized gain (loss) of $(2.2) million, $(0.03) million, $0.3 million, $(0.6) million, and $0.3 million, for the three month period ended June 30, 2016 relate to investments, investments sold short, financial derivatives–assets, financial derivatives–liabilities, and guarantees, respectively.
As of June 30, 2016, the Company transferred $8.8 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, as of June 30, 2016, the Company transferred $12.8 million of non-Agency RMBS from Level 2 to Level 3. Since March 31, 2016, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.

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
Six Month Period Ended June 30, 2016

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$24,918	$(3,945)	$(90)	$(679)	$302	$—	$—	$—	$20,506
Private label residential mortgage-backed securities	116,435	1,517	(283)	(2,370)	7,419	(12,461)	11,261	(9,007)	112,511
Private label commercial mortgage-backed securities	34,145	886	322	(3,840)	7,844	(4,415)	—	—	34,942
Commercial mortgage loans	66,399	1,272	182	223	13,424	(32,034)	—	—	49,466
Residential mortgage loans	22,089	248	865	127	32,066	(8,746)	—	—	46,649
Collateralized loan obligations	45,974	(2,869)	801	417	1,178	(12,392)	—	—	33,109
Consumer loans and asset-backed securities backed by consumer loans	115,376	(5,596)	6	(549)	88,956	(43,798)	—	—	154,395
Corporate debt	27,028	(46)	255	(2,102)	52,320	(40,481)	—	—	36,974
Real estate owned	12,522	—	2,238	(331)	10,672	(20,939)	—	—	4,162
Private corporate equity investments	22,088	—	(29)	(531)	6,517	(8,627)	—	—	19,418
Total investments, at fair value	486,974	(8,533)	4,267	(9,635)	220,698	(183,893)	11,261	(9,007)	512,132
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	6,332	—	464	(255)	12	(485)	—	—	6,068
Total return swaps	85	—	(103)	739	423	(320)	—	—	824
Warrants	150	—	(50)	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	6,567	—	311	484	435	(805)	—	—	6,992
Total investments and financial derivatives–assets, at fair value	$493,541	$(8,533)	$4,578	$(9,151)	$221,133	$(184,698)	$11,261	$(9,007)	$519,124
Liabilities:
Investments sold short, at fair value
Corporate debt	$(448)	$(8)	$531	$(558)	$11,255	$(20,719)	$—	$—	$(9,947)
Total investments sold short, at fair value	(448)	(8)	531	(558)	11,255	(20,719)	—	—	(9,947)

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2016
(continued)
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(221)	$—	$(79)	$24	$—	$42	$—	$—	$(234)
Total return swaps	(4,662)	—	(4,365)	3,646	4,686	(321)	—	—	(1,016)
Total financial derivatives– liabilities, at fair value	(4,883)	—	(4,444)	3,670	4,686	(279)	—	—	(1,250)
Guarantees:
Guarantees	(828)	—	—	516	—	—	—	—	(312)
Total guarantees	(828)	—	—	516	—	—	—	—	(312)
Total investments sold short, financial derivatives– liabilities, and guarantees, at fair value	$(6,159)	$(8)	$(3,913)	$3,628	$15,941	$(20,998)	$—	$—	$(11,509)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2016. For Level 3 financial instruments held by the Company at June 30, 2016, change in net unrealized gain (loss) of $(10.9) million, $(0.04) million, $0.9 million, $(0.1) million, and $0.5 million, for the six month period ended June 30, 2016 relate to investments, investments sold short, financial derivatives–assets, financial derivatives–liabilities, and guarantees, respectively.
As of June 30, 2016, the Company transferred $9.0 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, as of June 30, 2016, the Company transferred $11.3 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2015, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.

Six Month Period Ended June 30, 2015

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$31,385	$(3,947)	$472	$1,508	$7,506	$(6,539)	$—	$—	$30,385
Private label residential mortgage-backed securities	274,369	4,692	11,397	(3,889)	58,464	(113,848)	6,490	(77,629)	160,046
Private label commercial mortgage-backed securities	53,311	1,928	523	(2,692)	20,132	(23,368)	—	—	49,834
Commercial mortgage loans	28,309	1,275	—	(620)	50,810	(24,464)	—	—	55,310
Residential mortgage loans	27,482	848	1,664	(70)	9,758	(18,753)	—	—	20,929
Collateralized loan obligations	123,338	(4,473)	(48)	(1,453)	49,587	(68,563)	—	—	98,388
Consumer loans and asset-backed securities backed by consumer loans	22,950	(3,419)	—	776	41,139	(8,989)	—	—	52,457
Corporate debt	42,708	47	108	(2,390)	12,630	(26,825)	—	—	26,278
Real estate owned	8,635	—	248	527	5,245	(5,153)	—	—	9,502
Private corporate equity investments	14,512	—	116	498	7,688	(465)	—	—	22,349
Total investments, at fair value	626,999	(3,049)	14,480	(7,805)	262,959	(296,967)	6,490	(77,629)	525,478
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$11,387	$—	$(1,162)	$701	$25	$(1,502)	$—	$—	$9,449
Total return swaps	—	—	285	248	21	(307)	—	—	247
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	11,487	—	(877)	949	46	(1,809)	—	—	9,796
Total investments and financial derivatives–assets, at fair value	$638,486	$(3,049)	$13,603	$(6,856)	$263,005	$(298,776)	$6,490	$(77,629)	$535,274
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(239)	$—	$(42)	$(41)	$—	$42	$—	$—	$(280)
Total return swaps	—	—	353	(1,903)	(353)	—	—	—	(1,903)
Total financial derivatives– liabilities, at fair value	(239)	—	311	(1,944)	(353)	42	—	—	(2,183)
Securitized debt:
Securitized debt	(774)	(2)	—	20	101	—	—	—	(655)
Total securitized debt	(774)	(2)	—	20	101	—	—	—	(655)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,013)	$(2)	$311	$(1,924)	$(252)	$42	$—	$—	$(2,838)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2015. For Level 3 financial instruments held by the Company at June 30, 2015, change in net unrealized gain (loss) of $(1.0) million, $1.0 million, $(1.9) million, and $0.02 million for the six month period ended June 30, 2015 relate to investments, financial derivatives–assets, financial derivatives–liabilities, and securitized debt, respectively.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $153,018 and $94,602, respectively)	$161,619	$98,009
Receivable for securities sold relating to unsettled TBA sales	486,668	613,023
Liabilities:
TBA securities sold short, at fair value (Current principal: -$455,613 and -$580,992, respectively)	$(488,151)	$(612,777)
Payable for securities purchased relating to unsettled TBA purchases	(161,563)	(98,049)
Net short TBA securities, at fair value	(326,532)	(514,768)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and six month periods ended June 30, 2016 and 2015 are summarized in the tables below:
Three and Six Month Periods Ended June 30, 2016:

		Three Month Period Ended June 30, 2016		Six Month Period Ended June 30, 2016
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)

Credit default swaps on asset-backed securities	Credit	$310	$(125)	$385	$(231)
Credit default swaps on asset-backed indices	Credit	222	2,685	2,808	1,755
Credit default swaps on corporate bond indices	Credit	(5,911)	(7,434)	(13,010)	(17,831)
Credit default swaps on corporate bonds	Credit	154	(62)	126	61
Total return swaps	Equity Market/Credit	(1,248)	(465)	(6,914)	4,382
Interest rate swaps	Interest Rates	2,434	(6,273)	(1,349)	(12,217)
Futures	Interest Rates/Equity Market	(201)	20	(736)	146
Forwards	Currency	(972)	3,500	(1,305)	454
Warrants	Credit	—	—	(50)	—
Mortgage loan purchase commitments	Interest Rates	—	(35)	—	8
Options	Credit/ Interest Rates	1,857	5,384	6,331	360
Total		$(3,355)	$(2,805)	$(13,714)	$(23,113)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $(150) thousand and $(532) thousand, for the three and six month periods ended June 30, 2016, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(122) thousand and $1.0 million, for the three and six month periods ended June 30, 2016, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Three and Six Month Periods Ended June 30, 2015(1):

		Three Month Period Ended June 30, 2015		Six Month Period Ended June 30, 2015
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)

Credit default swaps on asset-backed securities	Credit	$(1,586)	$1,015	$(1,204)	$660
Credit default swaps on asset-backed indices	Credit	(644)	590	(273)	(456)
Credit default swaps on corporate bond indices	Credit	(871)	2,500	(1,760)	671
Credit default swaps on corporate bonds	Credit	(271)	292	(939)	777
Total return swaps	Equity Market/Credit	(3,917)	(1,464)	(2,565)	(1,657)
Interest rate swaps(3)	Interest Rates	(3,210)	8,464	(8,948)	5,797
Futures	Interest Rates/Equity Market	101	(990)	2,467	(577)
Forwards	Currency	(4,320)	1,704	1,476	239
Options	Credit/ Interest Rates	705	1,438	(2,305)	2,946
Total		$(14,013)	$13,549	$(14,051)	$8,400

(1)	Conformed to current period presentation.

(2)
Includes foreign currency translation on derivatives in the amount of $0.9 million and $0.1 million, for the three and six month periods ended June 30, 2015, respectively, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

(3)	Includes a $1.5 million reimbursement from a third party.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six month period ended June 30, 2016 and the year ended December 31, 2015:

Derivative Type	Six Month Period Ended June 30, 2016	Year Ended December 31, 2015
	(In thousands)
Interest rate swaps	$1,948,286	$2,463,892
Credit default swaps	2,168,110	1,080,772
Total return swaps	112,441	112,641
Futures	521,057	880,682
Options	591,422	865,600
Forwards	91,825	107,448
Warrants	1,555	1,554
Mortgage loan purchase commitments	8,013	2,093
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2016 and December 31, 2015, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at June 30, 2016 and December 31, 2015, are summarized below:

Credit Derivatives	Amount at June 30, 2016	Amount at December 31, 2015
(In thousands)
Fair Value of Written Credit Derivatives, Net	$93,307	$135,443
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(902)	$(369)
Notional Amount of Written Credit Derivatives (2)	$(741,569)	$(799,750)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$16,132	$17,322

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at June 30, 2016, implied credit spreads on such contracts ranged between 24.0 and 3,583.1 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2015, implied credit spreads on such contracts ranged between 19.5 and 4,628.7 basis points. Total net up-front payments received relating to written credit derivatives outstanding at June 30, 2016 and December 31, 2015 were $97.9 million and $137.8 million, respectively.

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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with twenty counterparties as of June 30, 2016 and eighteen counterparties as of December 31, 2015.
At June 30, 2016, approximately 17% of open reverse repurchase agreements were with one counterparty. At December 31, 2015, approximately 15% of open reverse repurchase agreements were with one counterparty. As of June 30, 2016 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 1 day to 484 days and from 4 days to 666 days as of December 31, 2015. Interest rates on the Company's open reverse repurchase agreements ranged from 0.57% to 3.46% as of June 30, 2016 and from 0.37% to 2.92% as of December 31, 2015.

The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS and Credit assets, which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and U.S. Treasury securities, by remaining maturity as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$361,738	0.69%	15	$295,277	0.54%	14
31-60 Days	254,400	0.69%	43	203,144	0.54%	44
61-90 Days	199,636	0.72%	78	239,431	0.68%	74
91-120 Days	—	—%	—	193,962	0.56%	106
151-180 Days	—	—%	—	1,506	1.57%	175
Total Agency RMBS	815,774	0.70%	39	933,320	0.58%	56
Credit:
30 Days or Less	19,109	1.26%	4	14,674	1.94%	17
31-60 Days	18,186	1.90%	49	26,419	1.87%	39
61-90 Days	72,843	2.77%	68	82,292	2.46%	67
91-120 Days	4,518	2.27%	98	—	—%	—
121-150 Days	9,669	2.60%	126	—	—%	—
151-180 Days	12,021	2.92%	167	24,193	2.62%	164
181-360 Days	85,671	3.10%	307	23,877	2.80%	346
>360 Days	32,171	2.72%	484	69,414	2.51%	666
Total Credit Assets	254,188	2.72%	204	240,869	2.47%	272
U.S. Treasury Securities:
30 Days or Less	143	0.80%	1	—	—%	—
Total U.S. Treasury Securities	143	0.80%	1	—	—%	—
Total	$1,070,105	1.18%	78	$1,174,189	0.97%	100
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are reverse repurchase agreements that the Company may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end in the amount of $143 thousand and $4.4 million as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.24 billion and $1.35 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2016 include investments in the amount of $21.8 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $35.4 million and additional securities with a fair value of $6.0 million as of June 30, 2016 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2015 include investments in the amount of $16.8 million that were sold prior to period end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $25.5 million and additional securities with a fair value of $5.1 million as of December 31, 2015 as a result of margin calls from various counterparties.
Securitized Debt
In addition to its borrowings under reverse repurchase agreements, the Company has entered into a securitization transaction to finance certain of its commercial mortgage loans and REO which was accounted for as a collateralized borrowing. As of June 30, 2016, the Company had outstanding borrowings in the amount of $13.0 million in connection with this securitization which is reflected under the caption "Securitized debt," on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The Company did not have any outstanding borrowings classified as Securitized debt as of December 31, 2015. As of June 30, 2016, the fair value of commercial mortgage loans and REO collateralizing this financing was $29.0 million. Interest accrues at a rate of LIBOR plus 3.25% and the debt has a maturity date of March 16, 2018. See Note 7 for further information on the Company's securitized debt.
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
Summary information—For the three month periods ended June 30, 2016 and 2015, the total base management fee incurred was $2.6 million and $2.9 million, respectively. For the six month periods ended June 30, 2016 and 2015, the total base management fee incurred was $5.2 million and $5.9 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2016 there was a Loss Carryforward of $18.1 million.
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
Summary information—The Company did not incur any expense for incentive fees for either of the three or six month periods ended June 30, 2016 and 2015, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.

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
For the six month periods ended June 30, 2016 and 2015, the Company reimbursed the Manager $3.4 million and $2.0 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
The Company has non-controlling investments in the form of debt and equity in various mortgage originators. As of June 30, 2016, of the mortgage originators that the Company has invested in, two represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
In March 2015, the Company made an initial investment in a mortgage originator in the form of preferred and common stock. In addition, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans. See Note 15, Commitments and Contingencies, for further information on such flow agreement. The Company has also entered into a $3.0 million loan agreement for a warehouse facility with the mortgage originator. Under the terms of the facility, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, equal to LIBOR plus 5.00%, on the unpaid amount of each advance from the date the advance is made until such advance is paid in full. The mortgage originator is required to repay advances made in full no later than two business days following the date the Company purchases the loans from the mortgage originator. As of June 30, 2016, there were $0.6 million in advances outstanding.
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

Investment in Affiliate
The Company has investments in participation certificates related to consumer loans held in a trust owned by a related party of the Manager. Through its participation certificates, the Company has beneficial interests in the cash flows of the underlying loans held by such trust. The Company's investment in participation certificates in the amount of $6.0 million and $3.8 million as of June 30, 2016 and December 31, 2015, respectively, is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with another entity managed by an affiliate of Ellington, or the "affiliated entity," in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the affiliated entity, respectively (the "SBC Assets"). In connection with this financing, each of the Company and the affiliated entity transferred their respective SBC Assets to a jointly owned entity, which in turn transferred these assets to a securitization trust. In March 2016, the securitization trust issued $37.5 million in debt, collateralized by the SBC Assets, to a large financial institution. While the Company's SBC Assets were transferred to the securitization trust, the Company's SBC Assets and the related debt have not been derecognized for financial reporting purposes, because the Company continues to retain the risks and rewards of ownership of its SBC Assets. The debt issued by the trust amortizes over its original term of two years, and the Company's portion of this debt at issuance was $23.2 million. As of June 30, 2016, the outstanding debt of the trust was $27.3 million and the Company's portion was $13.0 million and is reflected under the caption "Securitized debt," on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent there is a default under the financing arrangement, such as the insolvency of either the Company or the affiliated entity, the assets of the non-defaulting party could be used to satisfy outstanding obligations under the financing arrangement. As of June 30, 2016, the affiliated entity was solvent.
8. Long-Term Incentive Plan Units
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for both the three month periods ended June 30, 2016 and 2015 was $0.1 million. Total expense associated with Individual LTIPs for both the six month periods ended June 30, 2016 and 2015 was $0.2 million.
The below table details on the Company's unvested LTIP units:

Grant Recipient	Number of LTIP units Granted	Grant Date	Vesting Date(1)
Independent directors:
	7,425	September 15, 2015	September 14, 2016
Partially dedicated employees:
	7,822	December 15, 2015	December 15, 2016
	689	December 15, 2015	December 31, 2016
	5,949	December 15, 2015	December 15, 2017
	686	December 15, 2015	December 31, 2017
	6,247	December 11, 2014	December 11, 2016
Total unvested LTIP units at June 30, 2016	28,818

(1)	Date at which such LTIP units will vest and become non-forfeitable.

The following table summarizes issuance and exercise activity of the Company's LTIP units for the three month periods ended June 30, 2016 and 2015:

	Three Month Period Ended June 30, 2016			Three Month Period Ended June 30, 2015
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (3/31/2016 and 3/31/2015, respectively)	375,000	74,938	449,938	375,000	54,314	429,314
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2016 and 6/30/2015, respectively)	375,000	74,938	449,938	375,000	54,314	429,314
LTIP Units Vested and Outstanding (6/30/2016 and 6/30/2015, respectively)	375,000	46,120	421,120	375,000	29,859	404,859
The following table summarizes issuance and exercise activity of the Company's LTIP units for the six month periods ended June 30, 2016 and 2015:

	Six Month Period Ended June 30, 2016			Six Month Period Ended June 30, 2015
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2015 and 12/31/2014, respectively)	375,000	74,938	449,938	375,000	54,314	429,314
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2016 and 6/30/2015, respectively)	375,000	74,938	449,938	375,000	54,314	429,314
LTIP Units Vested and Outstanding (6/30/2016 and 6/30/2015, respectively)	375,000	46,120	421,120	375,000	29,859	404,859
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were issued to the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of June 30, 2016, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2016 these joint venture partners' interests in subsidiaries of the Company were $0.8 million, representing an approximately 5% interest in such subsidiaries.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.

10. Common Share Capitalization
During the three month periods ended June 30, 2016 and 2015, the Board of Directors authorized dividends totaling $0.50 per share and $0.65 per share, respectively. Total dividends paid during the three month periods ended June 30, 2016 and 2015 were $16.7 million and $22.2 million, respectively. During the six month periods ended June 30, 2016 and 2015, the Board of Directors authorized dividends totaling $1.00 per share and $1.30 per share, respectively. Total dividends paid during the six month periods ended June 30, 2016 and 2015 were $33.6 million and $44.3 million, respectively.
The following table summarizes issuance, repurchase and other activity with respect to the Company's common shares for the three and six month periods ended June 30, 2016 and 2015:

	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
Common Shares Outstanding (3/31/2016, 3/31/2015, 12/31/2015, and 12/31/2014, respectively)	32,962,979	33,449,678	33,126,012	33,449,678
Share Activity:
Shares repurchased	(219,623)	—	(382,656)	—
Common Shares Outstanding (6/30/2016, 6/30/2015, 6/30/2016, and 6/30/2015, respectively)	32,743,356	33,449,678	32,743,356	33,449,678
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of June 30, 2016 and 2015, the Company's issued and outstanding common shares would increase to 33,405,294 and 34,090,992 shares, respectively.
On August 3, 2015, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the three month period ended June 30, 2016, the Company repurchased 219,623 shares at an average price per share of $17.26 and a total cost of $3.8 million. During the six month period ended June 30, 2016, the Company repurchased 382,656 shares at an average price per share of $17.31 and a total cost of $6.6 million.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2016	2015	2016	2015
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$4,985	$13,152	$(18,215)	$32,413
Add: Net (decrease) increase in equity resulting from operations attributable to the participating non-controlling interest(1)	32	82	(115)	202
Net increase (decrease) in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	5,017	13,234	(18,330)	32,615
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	4,918	12,985	(17,970)	32,002
Net increase (decrease) in shareholders' equity resulting from operations– LTIP units	67	167	(245)	411
Dividends Paid(2):
Common shareholders	(16,413)	(21,742)	(32,954)	(43,486)
LTIP unit holders	(225)	(279)	(450)	(558)
Non-controlling interest	(106)	(138)	(212)	(274)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(16,744)	(22,159)	(33,616)	(44,318)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(11,495)	(8,757)	(50,924)	(11,484)
LTIP unit holders	(158)	(112)	(695)	(147)
Non-controlling interest	(74)	(56)	(327)	(72)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(11,727)	$(8,925)	$(51,946)	$(11,703)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	32,840,429	33,449,678	32,962,056	33,449,678
Weighted average participating LTIP units	449,938	429,314	449,938	429,314
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.50	$0.65	$1.00	$1.30
Undistributed (Distributed in excess of)	(0.35)	(0.26)	(1.54)	(0.34)
	$0.15	$0.39	$(0.54)	$0.96
Diluted earnings per common share:
Distributed	$0.50	$0.65	$1.00	$1.30
Undistributed (Distributed in excess of)	(0.35)	(0.26)	(1.54)	(0.34)
	$0.15	$0.39	$(0.54)	$0.96

(1)
For the three month periods ended June 30, 2016 and 2015, excludes net increase in equity resulting from operations of $(0.1) million and $(11) thousand, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9. For the six month periods ended June 30, 2016 and 2015, excludes net increase in equity resulting from operations of $0.1 million and $25 thousand, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.

12. Counterparty Risk
As of June 30, 2016, investments with an aggregate value of approximately $1.24 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $21.8 million that were sold prior to period end but for which such sale had not yet settled as of June 30, 2016.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.24 billion in collateral for various reverse repurchase agreements as of June 30, 2016. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $84.2 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	16%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of June 30, 2016:

Dealer	% of Total Due from Brokers
Morgan Stanley	35%
J.P. Morgan Securities Inc.	25%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of June 30, 2016:

Dealer	% of Total Receivable for Securities Sold
Barclays Capital Inc.	26%
CS First Boston	23%
In addition, the Company held cash and cash equivalents of $140.4 million and $183.9 million as of June 30, 2016 and December 31, 2015, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	June 30, 2016	December 31, 2015
Bank of New York Mellon Corporation	62%	13%
BlackRock Liquidity TempFund	36%	54%
US Bank	2%	—%
J.P. Morgan US Dollar Liquidity Fund	—%	27%
J.P. Morgan US Treasury Plus Premier Fund	—%	6%
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

The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(In thousands)
Restricted cash balance related to:
Warehouse facility	$2,420	$427
Letter of credit	230	230
Flow consumer loan purchase and sale agreement	750	3,700
Minimum account balance required for regulatory purposes	505	500
Total	$3,905	$4,857
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2016 and December 31, 2015. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2016:

Description	Gross Amounts of Assets (Liabilities) in the Consolidated Statement of Assets, Liabilities, and Equity	Gross Amounts Offset in the Consolidated Statement of Assets, Liabilities, and Equity	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$152,628	$—	$152,628	$(37,919)	$—	$(75,676)	$39,033
Repurchase agreements	129,993	(13,990)	116,003	(116,003)	—	—	—
Liabilities
Financial derivatives–liabilities	(74,098)	—	(74,098)	37,919	—	36,179	—
Reverse repurchase agreements	(1,083,940)	13,835	(1,070,105)	116,003	950,974	3,128	—

December 31, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$162,905	$(18,644)	$—	$(105,202)	$39,059
Repurchase agreements	105,700	(105,700)	—	—	—
Liabilities
Financial derivatives–liabilities	(60,472)	18,644	—	41,699	(129)
Reverse repurchase agreements	(1,174,189)	105,700	1,042,947	25,542	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of June 30, 2016 and December 31, 2015 were $1.24 billion and $1.36 billion, respectively. As of June 30, 2016 and December 31, 2015, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $11.4 million and $4.1 million, respectively. As of June 30, 2016 and December 31, 2015, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $38.6 million and $45.8 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2016 and December 31, 2015.
The Company has entered into a purchase agreement whereby it has committed to purchase newly issued consumer loans originated by a third party over a term that was extended in November 2015 and expires in November 2016. As of June 30, 2016, the Company's remaining purchase commitment in connection with the purchase agreement is $11.1 million in total principal balance.
The Company has entered into a flow consumer loan purchase and sale agreement, open-ended in duration, with a third party whereby the Company has committed to purchase up to $100 million of eligible consumer loans. As of June 30, 2016, the Company has purchased $89.1 million in eligible consumer loans under this agreement.
In January 2016, the Company entered into a purchase agreement, open-ended in duration, with a third party whereby it has committed to purchase $375 million of principal balance of eligible consumer loans. As of June 30, 2016, the Company has purchased $5.1 million of principal balance in eligible consumer loans under the agreement.
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
As of June 30, 2016 the borrower utilized approximately $196.6 million under the Repo Facility and is performing on its obligations under such facility. The Company is considering renewing its participation in, and guarantee of, the Repo Facility upon its expiration.
Commitments and Contingencies Related to Investments in Mortgage Originators
As of June 30, 2016, the Company had non-controlling investments in multiple mortgage originators. In connection with certain of its investments in such mortgage originators, the Company has outstanding commitments and contingencies as described below.
In connection with its equity interest in a mortgage originator, as described in Note 7, Related Party Transactions, the Company has entered into an agreement whereby it guarantees the performance of the mortgage originator under a warehouse facility. As of June 30, 2016, the Company's maximum guarantee was $12.5 million. The Company's obligation under this arrangement is deemed to be a guaranty under ASC 460-10, Guarantees, and is carried at fair value and included in "Other Liabilities," on the Consolidated Statement of Assets, Liabilities, and Equity.
In March 2015, the Company made an initial investment in another mortgage originator in the form of preferred and common stock. As described in Note 7, Related Party Transactions, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, which it may modify in its sole discretion, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions. As of June 30, 2016, the Company purchased loans under this agreement in the amount of $40.6 million.
16. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
Beginning Shareholders' Equity Per Share (3/31/2016, 3/31/2015, 12/31/2015, and 12/31/2014, respectively)	$20.91	$23.30	$22.10	$23.38
Net Investment Income	0.26	0.53	0.62	1.05
Net Realized/Unrealized Gains (Losses)	(0.11)	(0.13)	(1.17)	(0.07)
Results of Operations Attributable to Equity	0.15	0.40	(0.55)	0.98
Less: Results of Operations Attributable to Non-controlling Interests	—	—	—	(0.01)
Results of Operations Attributable to Shareholders' Equity(1)	0.15	0.40	(0.55)	0.97
Dividends Paid to Common Shareholders	(0.50)	(0.65)	(1.00)	(1.30)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.01)	(0.02)	(0.01)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.03	—	0.05	—
Ending Shareholders' Equity Per Share (6/30/2016, 6/30/2015, 6/30/2016, and 6/30/2015, respectively)(3)	$20.58	$23.04	$20.58	$23.04
Shares Outstanding, end of period	32,743,356	33,449,678	32,743,356	33,449,678

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of June 30, 2016 and 2015, shareholders' equity per share would be $20.31 and $22.75, respectively.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
Total Return	0.82%	1.67%	(2.38)%	4.18%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three month periods ended June 30, 2016 and 2015, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 1.15% and (3.98)%, respectively. For the six month periods ended June 30, 2016 and 2015, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 8.00% and (1.14)%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
Net Investment Income (2)	4.98%	8.99%	5.79%	9.00%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended June 30, 2016	Three Month Period Ended June 30, 2015	Six Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2015
Operating expenses, before interest expense and other investment related expenses	(2.96)%	(2.54)%	(2.88)%	(2.60)%
Interest expense and other investment related expenses	(3.76)%	(2.04)%	(3.31)%	(2.10)%
Total Expenses	(6.72)%	(4.58)%	(6.19)%	(4.70)%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
17. Subsequent Events
On August 1, 2016, the Company's Board of Directors approved a dividend for the second quarter of 2016 in the amount of $0.50 per share payable on September 15, 2016 to shareholders of record as of September 1, 2016.

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
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, or the "Operating Partnership." As of June 30, 2016, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through June 30, 2016, our Credit strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. However, while we believe opportunities in U.S. non-Agency MBS remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; consumer loans and ABS backed by consumer loans; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and distressed corporate debt. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our Credit portfolio. We believe that Ellington's proprietary research and analytics allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2016, we financed our asset purchases primarily through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings and we expect to continue to obtain the vast majority of our financing through the use of reverse repos. In addition to financing our assets through reverse repos, in March 2016 we entered into a securitization transaction to finance certain of our commercial mortgage loans and REO which was accounted for as a collateralized borrowing.
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
As of June 30, 2016, outstanding borrowings under reverse repos and securitized debt were $1.1 billion and our debt-to-equity ratio was 1.59 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of June 30, 2016, approximately 75.3%, or $815.8 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, commercial mortgage loans and REO, and U.S. Treasury securities.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of June 30, 2016, our diluted book value per share was $20.31 as compared to $20.63 as of March 31, 2016 and $21.80 as of December 31, 2015. On a diluted basis, the Company's total return for the three and six month periods ended June 30, 2016 was 0.84% and (2.33)%, respectively. Additionally our diluted net-asset-value-based total return was 155.95% from our inception (August 17, 2007) through June 30, 2016, and our annualized inception-to-date diluted net-asset-value-based total return was 11.17% as of June 30, 2016.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market and other credit markets include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In July 2016, the U.S. Federal Reserve, or "Federal Reserve," maintained its target range for the federal funds rate and its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Housing and Mortgage Market Statistics— Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for May showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, the Freddie Mac survey 30-year mortgage rate ended the second quarter of 2016 at 3.48%, down from 3.71% at the end of the first quarter of 2016;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—The vote by the United Kingdom to leave the European Union, also known as the "Brexit" vote, caused substantial volatility throughout global markets, especially during the month of June. Yield spreads on most credit-sensitive assets initially widened after the Brexit vote, but then tightened following the quick coordinated accommodative posture taken by a number of major central banks. Some credit-sensitive sectors, such as non-Agency RMBS and U.S. high-yield corporate credit, generally ended the quarter tighter than where they had started the quarter, while others, such as CMBS, ended the quarter wider. Over the course of the quarter, yield spreads on Agency RMBS were relatively stable in relation to interest rate swaps and U.S. Treasury securities.

Federal Reserve and U.S. Monetary Policy
On July 27, 2016, the Federal Open Market Committee, or "FOMC," announced that it would maintain the target range for the federal funds rate at 0.25% to 0.50%. In its July statement following the meeting, the FOMC emphasized that there has been recent strengthening in the labor market, as indicated by strong job gains in June following weak growth in May. The FOMC also stated that economic activity has continued to expand at a moderate rate, and they expect that with gradual adjustments in the stance of monetary policy, the expansion of economic activity and the strengthening of the labor market will continue. Additionally, the FOMC indicated that it expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate will be warranted, and that the federal funds rate is likely to remain, for some time, below prevailing longer run levels.
Over the course of the second quarter, the 10-year U.S. Treasury yield fell by 30 basis points, from 1.77% as of March 31, 2016 to 1.47% as of June 30, 2016. Despite this, we believe that there remains substantial risk that interest rates will increase from current levels, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and Credit portfolios using a variety of tools, including forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $36 billion, thus providing significant market support.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its April and May 2016 National Foreclosure Reports:

	As of
Number of Units (In thousands)	May 2016	February 2016	May 2015
Seriously Delinquent Mortgages(1)	1,113	1,226	1,419
Foreclosure Inventory	390	439	517

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
As the above table indicates, both the number of seriously delinquent mortgages and the number of homes in foreclosure have declined significantly over the past year. This decline supports the thesis that as many homeowners have re-established equity in their homes through recovering real estate prices, they have become less likely to become delinquent and default on their mortgages.
Monthly housing starts provide another indicator of housing market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	As of
Number of Units (In thousands)	June 2016	March 2016
Single-family	762	790
Multi-family	385	348
Source: U.S. Census Bureau
As of June 2016, average single-family housing starts during the trailing three months decreased by 3.7% as compared to March 2016, while multi-family housing starts increased by approximately 9.7% during the same period.

Through the second quarter of 2016, mid-single-digit home price appreciation continued, albeit at a somewhat more modest pace. Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for May 2016 showed that, on average, home prices posted a 5.2% year-over-year increase for its 20-City Composite and a 4.4% year-over-year increase for its 10-City Composite, after seasonal adjustments. While overall home price gains year-over-year remain stable in the mid-single-digit range, higher priced homes in some larger cities, such as San Francisco and Miami, have experienced marked slowdowns in home price appreciation in recent months. Additionally, as indicated in the table above, as of May 2016, the national inventory of foreclosed homes fell to 390,000 units, a 24.5% decline when compared to May 2015; this represented the fifty-fifth consecutive month with a year-over-year decline and the lowest level since October 2007. As a result, there are many fewer unsold foreclosed homes hanging over the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
While refinancing activity overall has been slower in recent periods relative to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past three years, with a 31.6% increase from March 2013 through June 2016. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

MBA Refinance Index (Application Volume)
Average Refinance Application Loan Size ($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
320
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift drops in mortgage rates in October 2014, January 2015, March 2015, the first six weeks of 2016, and June 2016, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.

Moreover, while overall mortgage credit availability continues to increase from the depressed levels that followed the financial crisis, credit availability for higher loan size borrowers has been particularly improving recently. In the past several years, a number of the largest lenders, including Bank of America, JP Morgan, Wells Fargo, and PNC Bank, have noticeably loosened lending standards for jumbo mortgage loans typically sought by more affluent borrowers, including lowering minimum FICO requirements and raising maximum LTVs. Affluent borrowers have also generally experienced greater improvements in their creditworthiness, thanks to rising asset prices and a strong rebound in high-end home prices, especially in wealthier cities such as New York and San Francisco. Jumbo mortgage loans have been a rare bright spot for the non-Agency mortgage origination sector in recent years, and for good reason given the excellent credit performance of jumbo mortgage loans originated since the financial crisis. Many banks are also competing more vigorously for affluent customers, in an effort to cross-sell other financial products such as investment and brokerage services. This competition has resulted in a narrowing of the spread between jumbo mortgage rates and conforming mortgage rates, further increasing the relative refinancing incentive for jumbo mortgage loans.
While in the past few years more affluent and higher credit score borrowers have seen the largest increase in mortgage credit availability, more recently first time homebuyers, low-income borrowers, and borrowers in low income areas have started to benefit from an increase in high LTV mortgage lending programs targeted at these demographic groups. While recent growth is still relatively modest in these largely government-funded or non-profit-funded lending programs for less affluent borrowers, it may prefigure future expansions of credit to higher LTV borrowers.
In addition, since the financial crisis, financial reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or "Dodd-Frank Act," and qualified mortgage, or "QM," mortgage guidelines, have dramatically increased the costs of underwriting, especially for niche products such as second lien and adjustable rate mortgages. Banks have reduced their footprint in the mortgage lending space as the effects of the financial crisis and higher capital requirements have increased the costs of doing business. More recently, market share has been gravitating to non-bank lenders, which do not face the same regulatory capital requirements as banks for servicing mortgages, and which possess superior technology to better assist borrowers in making more efficient refinancing decisions.
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
3-Month CPR
50
45
40
35
30
25
20
15
10
5
0
Aug-13
Oct-13
Dec-13
Feb-14
Apr-14
Jun-14
Aug-14
Oct-14
Dec-14
Feb-15
Apr-15
Jun-15
Aug-15
Oct-15
Dec-15
Feb-16
Apr-16
Jun-16
Bank
Non-Bank
Quicken

On July 8, 2016, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in June 2016, the U.S. unemployment rate was 4.9%, down from 5.3% a year earlier and at levels generally considered consistent with an economy near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps more relevant, measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 287,000 in June 2016, which represented a significant improvement over the corresponding level reported in May, which had been the lowest reported level since 2010. The BLS's initial estimate of May non-farm payroll increase had been 38,000, which was revised even lower to 11,000 when updated levels for May were released in the June update. May non-farm payrolls were partially impacted by a worker strike in the information sector, and these workers resumed employment in June. Over the three months from April to June 2016, the monthly increase in non-farm payrolls averaged only approximately 147,000, which is well below the average monthly increase of 229,000 for the twelve months ended in 2015, and may indicate that total job growth is slowing and that the overall health of the labor market may be less robust than the unemployment data alone would suggest.
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
GSE/Government Agency Developments
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
In a request for comment released on May 19, 2016, the Federal Housing Administration, or "FHA," proposed changes to its Home Equity Conversion Mortgage, or "HECM," reverse mortgage program. The program allows for seniors who have equity in their homes to withdraw a portion of that equity, in order to help ease financial burdens associated with increasing health, housing and living costs during a time of retirement and reduced income. In the period since the recent 2008 financial downturn, declining property values and the deteriorating financial condition of many borrowers have led to increased HECM default rates, and increases in the costs and risks of the HECM program to FHA. In order to further stabilize and maintain the HECM program, FHA in its request for comment proposed to implement certain statutory changes, codify certain existing guidelines and policies, clarify existing language, and issue new origination and servicing policies. The proposed changes would increase the sustainability of the HECM program and reduce risk to FHA. One particular proposed rule change, involving a reduction in the lifetime interest rate cap, may increase prepayment risk on adjustable rate HECM pools, as lenders could justify refinancings based purely on a reduction in the lifetime interest rate cap, even without a principal limit increase. Currently, National Reverse Mortgage Lenders Association rules prohibit member lenders from pursuing such refinancings, but lenders may disregard these rules in certain cases in light of the proposed rule change.
On July 7, 2016, the FHFA released "An Update on Implementation of the Single Security and the Common Securitization Platform," which detailed progress made by the two GSEs to date on developing and operating a Common Securitization Platform. The report also outlined expectations for future stated goals, including the issuance by Fannie Mae and Freddie Mac of a single mortgage-backed security, or "Single Security." According to the timeline in the report, issuance of a Single Security is expected to occur in 2018. The goal of establishing a Single Security is to create a single, liquid market that can be maintained over time, for MBS backed by GSE-issued fixed-rate mortgage loans. The improved liquidity of the Single Security should also help improve the liquidity of the TBA market and aid the FHFA in meeting its statutory obligation of providing for the liquidity of the national housing finance market.
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
Portfolio Overview and Outlook
General Market Overview
Over the first two months of the second quarter, interest rates generally trended slightly higher and volatility declined. However, during the month of June, as a result of the United Kingdom's vote to leave the European Union, or the "Brexit" vote, and the ensuing concerns around its ultimate impact on the global economy, interest rates sharply reversed course and dropped dramatically. Market participants were generally caught off guard with respect to the outcome of the vote which, in turn, fueled demand for U.S. Treasury and other safe haven securities, such as Agency RMBS. The relative yields and liquidity of these instruments increased what had been already high investor demand for them. For most credit-sensitive assets, such as non-Agency RMBS and high-yield corporate credit, yield spreads initially widened in reaction to the Brexit vote. However, this widening was short-lived, as investors were emboldened by the quick response from a number of major central banks indicating that global central bank monetary policy would continue to be highly accommodative in the face of Brexit-related uncertainty. Sharply lower yields on safe haven securities also pushed many global investors to add to their credit-sensitive portfolios. As a result of these factors, credit spreads generally ended the quarter tighter than where they had begun the quarter, although some credit-sensitive sectors, such as CMBS, experienced some degree of net widening for the quarter.
Since its December 2015 initial increase in the target range for the federal funds rate, which followed a long period of monetary policy easing actions, the Federal Reserve has not announced any additional interest rate increases. Concerns around a global economic slowdown, as well as mixed data regarding the state of the U.S. economy, have led the Federal Reserve to delay the timing and expected pace of increases in the target range. However, as market developments occur, speculation about when the Federal Reserve will resume its plan to increase rates continues to be a significant factor in the volatility and direction of interest rates.
The yield curve flattened significantly over the course of the second quarter, as the 10-year U.S. Treasury yield fell 30 basis points to 1.47%, while the 2-year U.S. Treasury yield fell 14 basis points to 0.58%. All of the yield declines, and most of the yield curve flattening, were concentrated in last week of June following the Brexit vote. The average rate for a fixed rate 30-

year conventional mortgage fell 23 basis points over the course of the quarter, and ended the quarter at 3.48%, its lowest level since May 2013. In addition, the Mortgage Bankers Association US Refinancing Index, a metric that tracks the volume of mortgage loan applications that have been submitted to lenders, increased sharply around quarter end, indicating an increase in refinancing activity.
Credit
As of June 30, 2016, our total long Credit portfolio was $570.5 million, as compared to $600.3 million as of March 31, 2016. Over the course of the second quarter, and continuing recent trends, we net sold non-Agency RMBS but increased our investments in consumer loans and non-QM residential mortgage loans. As we continue to focus on growth in our loan portfolio, we have reduced our positions in certain other strategies such as distressed debt.
Non-Agency RMBS performed well during the second quarter, despite uncertainty and credit spread volatility brought on by the Brexit vote. As the case has been for some time, the fundamentals underlying non-Agency RMBS, led by a stable housing market, continue to be strong. Included in our non-Agency RMBS results for the quarter were strong net carry, appreciation from our held positions, and net realized gains from positions sold. We net sold non-Agency RMBS during the second quarter, mainly in order to redeploy the net proceeds into our other targeted Credit assets. While our non-Agency RMBS portfolio currently represents a much smaller portion of our total Credit portfolio than it ever has, it continues to be a core segment of our overall portfolio. We intend to continue to opportunistically increase and decrease the size of this portfolio as market conditions vary. As of June 30, 2016, our investments in U.S. non-Agency RMBS totaled $152.2 million as compared to $182.4 million as of March 31, 2016.
During the second quarter, we turned over approximately 9% of our Credit bond portfolio, as measured by sales, excluding paydowns. Active portfolio trading is a key component of our strategy, and we trade our bond portfolio not only for the generation of total return, but also to enhance the composition of our portfolio.
Our credit hedges are currently primarily in the form of credit default swaps, or "CDS," on high-yield corporate bond indices, as well as tranches and options on these indices, and we opportunistically overlay these positions with certain relative value long/short positions involving the same or similar instruments. High-yield corporate credit spreads tightened on a quarter-over-quarter basis. While these spreads had widened immediately following the Brexit vote in late June, they generally fully recovered within just a few days, and closed the quarter near the year-to-date highs. For the second quarter, the Markit CDX North American High Yield 5-year Index had a total return of 1.83%, or 7.52% annualized. The net tightening in high-yield corporate bond index spreads over the course of the quarter led to net losses on our credit hedges. We also had net losses on our interest rate hedges, as interest rates declined over the course of the quarter. Our interest rate hedges are principally in the form of interest rate swaps and, to a lesser extent, Eurodollar and U.S. Treasury futures. We had net gains on our foreign currency hedges, which offset foreign currency related transaction and translation losses from our holdings denominated in euros and British pounds. We continue to believe that the credit-sensitive sectors of the fixed income markets remain vulnerable to potential yield spread widening, and so we intend to continue to hedge credit risk in our portfolio using a variety of hedging instruments. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to reduce exposures nimbly through hedging both credit and interest rate risks. At the same time, we believe that any additional substantial yield spread widening will lead to attractive opportunities for us, especially given the many diverse sectors in which we are active.
Yield spreads for CMBS were volatile during the second quarter. In the early part of the quarter, yield spreads generally tightened amidst strong investor demand, only to widen in the latter part of the quarter, following the Brexit vote and a decline in crude oil prices. The CMBS new issue credit curve steepened over the course of the quarter, as yield spreads on higher rated tranches of CMBS tightened while those on lower rated tranches widened. Our CMBS portfolio continues to be comprised entirely of new issue "B-pieces" that we purchased at original issuance. B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is generally available in the secondary market, and to better target the collateral profiles and structures we prefer. Recent CMBS yield spread volatility has reduced the pace of conduit commercial mortgage loan originations, and this led to lower CMBS conduit issuance in the first half of 2016. Conduit new issue volume in the first half of 2016 was $18.5 billion, or 38% lower than the first half of 2015. Our CMBS strategy performed well during the second quarter. We had positive net carry on our securities held, and we had net gains on our CMBX positions. As of June 30, 2016, our U.S. CMBS bond portfolio was relatively unchanged at $27.0 million, as compared to $27.2 million as of March 31, 2016.
As of June 30, 2016, our portfolio of small balance commercial mortgage loans included 20 loans and one real estate owned, or "REO," property with an aggregate value of $51.3 million; by comparison, as of March 31, 2016 this portfolio included 23 loans and five REO properties with an aggregate value of $75.4 million. We had a modest profit in our small balance commercial mortgage loan portfolio in the second quarter. The number and aggregate value of loans held, as well as the income generated by our loans, may fluctuate significantly from period to period, especially as loans are resolved or sold. During the first quarter, we executed a two-year financing arrangement with a large financial institution for a subset of our small balance commercial mortgage loan portfolio, and as of June 30, 2016 and March 31, 2016 we had $13.0 million and $23.2 million, respectively in borrowings outstanding under this facility. We believe that volumes in this sector will accelerate as recent market turmoil may make it more difficult for certain commercial mortgage borrowers to refinance their loans at maturity.
Leading up to the Brexit vote, the European MBS/ABS and CLO sectors were generally characterized by an ongoing rally that had begun in mid-February. However, following the vote, these sectors reversed course and declined in light of concerns around the British economy in particular and the European economy more generally. The ongoing lack of liquidity provided by the dealer community remains a significant concern in these sectors, and this also contributed to the decline in the latter part of the quarter. We believe that this lack of liquidity has caused many market participants to remain sidelined, preferring to wait for the new issue market to provide attractive investment opportunities. While we continue to be active in European MBS, we are currently more focused on the European non-performing loan market. When we acquire assets in this market, they are typically in securitized form. We believe that non-performing loans in certain select markets, such as in Spain and Portugal, will continue to present attractive opportunities, and we are actively pursuing additional opportunities in these and other areas. As of June 30, 2016, our investments in European non-dollar denominated assets totaled $67.5 million, as compared to $70.3 million as of March 31, 2016. As of June 30, 2016 our total holdings of European non-dollar denominated assets included $39.1 million in RMBS, $7.9 million in CMBS, $17.8 million in CLOs, $2.5 million in ABS, and $0.2 million in distressed corporate debt. As of March 31, 2016 our total holdings of European non-dollar denominated assets included $41.3 million in RMBS, $8.2 million in CMBS, $17.7 million in CLOs, $2.8 million in ABS, and $0.3 million in distressed corporate debt. These assets include securities denominated in British pounds as well as in euros.
    We remain active in non-performing and sub-performing U.S. residential mortgage loans, or "residential NPLs." During the second quarter, widely-distributed offerings of residential NPLs totaled approximately $7.2 billion, up significantly from approximately $4.8 billion in the first quarter of 2016. Offering volumes continue to be dominated by the U.S. Department of Housing and Urban Development, or "HUD," the GSEs, and large banks. Fannie Mae has emerged as the largest government-related participant, having ramped up its sales program materially since inception only one year ago. The market for large residential NPL pools has remained highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the NPLs that they purchase. As a result, we have continued to focus our acquisitions on smaller, less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers. Our residential NPL portfolio performed well during the second quarter, and included net realized gains from the resolution and sale of certain loans. As of June 30, 2016, we held $9.5 million in residential NPLs and related foreclosure property, as compared to $14.8 million as of March 31, 2016. While our portfolio declined in size in the second quarter, we expect to see additional opportunities to invest in this sector over the near-term.
During the second quarter, under flow agreements with multiple originators, we continued to add to our consumer loan portfolio, which primarily consists of unsecured loans, but also includes auto loans. Our U.S. consumer loan and ABS portfolio performed well in the second quarter, although this was somewhat offset by a small loss on our credit hedges. We expect the contribution from our consumer loan portfolio to continue to increase as the portfolio grows. We are currently purchasing consumer loans under multiple flow agreements, and we continue to evaluate new opportunities in the space. We expect that most of the near-to-medium-term growth in our portfolio will come from increased flow from our existing partnerships (as opposed to flow from new agreements with new originators), especially as we continue to be pleased with the collateral characteristics and performance of the loans sourced through these existing partnerships. We are financing most of our consumer loan portfolio through reverse repurchase agreements with a large financial institution. As of June 30, 2016, our investments in U.S. consumer loans and ABS totaled $151.9 million, as compared to $141.0 million as of March 31, 2016. Loan performance to date in our consumer loan and ABS business has been in line with our expectations, and the growth of the business has exceeded our expectations. Over the near to medium term, and as our portfolio grows, we expect to begin permanently financing many of our investments through the securitization market.
The pace of our non-QM loan purchases continued to accelerate in the second quarter, and we expect that our investments in non-QM loans will continue to grow meaningfully over the medium to longer term. As of June 30, 2016, our non-QM mortgage loans totaled $39.4 million as compared to $23.6 million as of March 31, 2016. To date, loan performance has been excellent, and the number of states where our origination partner is producing loans for us has increased according to expectations. We finance certain of our non-QM loans under a facility with a large financial institution.
In the distressed corporate debt markets, the second quarter of 2016 was characterized by a broad rally in leveraged loans and high yield bonds. This rally led to a meaningful rebound in the market prices of some of the more stressed/distressed names in our portfolio that had previously experienced declines. During the second quarter, we net sold certain of our distressed debt and related equity positions, capturing net gains as prices rallied. We have remained cautious by keeping our distressed book small and focusing on senior secured leveraged loans. We have also opportunistically established short positions in energy related companies where we deemed it prudent. During the second quarter, our distressed corporate debt portfolio, including credit hedges, performed well. As of June 30, 2016, our net long holdings of distressed corporate debt, including related equity and the underlying value of loans acquired through total return swap contracts, totaled $48.3 million, as compared to $63.2 million as of March 31, 2016.
Within our U.S. CLO portfolio, we have historically focused on the legacy sector, where we have found opportunities in both mezzanine and equity tranches. We have focused our efforts on identifying those securities that we believe have experienced yield spread widening for liquidity reasons as opposed to fundamental reasons. During the second quarter, our U.S. CLO portfolio, net of hedges, generated a modest profit and the size of the portfolio declined to $15.3 million as of June 30, 2016, from $16.7 million as of March 31, 2016.
Agency
As of June 30, 2016, our long Agency RMBS portfolio was $849.7 million as compared to $936.8 million as of March 31, 2016.
Consistent with past quarters, as of June 30, 2016, our Agency RMBS were principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics. Our Agency strategy also includes RMBS which are backed by ARMs or Hybrid ARMs, and reverse mortgages; and CMOs, including IOs, POs and IIOs. Our Agency strategy also includes interest rate hedges for our Agency RMBS, as well as certain relative value trading positions in interest rate-related and TBA-related instruments.
Prices of Agency RMBS increased over the course of the second quarter, and yield spreads on Agency RMBS relative to interest rate swaps and U.S. Treasury securities were relatively stable. While the 10-year interest rate swap spread to U.S. Treasury securities continued to be negative at the end of the second quarter, it was negative 11 basis points, or 2 basis points less negative than at March 31, 2016, finally reversing its tightening trend of the last several quarters. Since a significant portion of our interest rate hedging portfolio is comprised of interest rate swaps, this positively impacted our results for the quarter. In addition, pay-ups on specified pools increased as prepayment protection became more valuable in light of lower interest rates and expected increases in prepayment rates. Performance of specified pools meaningfully augmented our results for the second quarter.
Specifically, for the quarter ended June 30, 2016, we had total net realized and unrealized gains of $6.2 million, or $0.18 per share, on our aggregate Agency RMBS portfolio, while we had total net realized and unrealized losses of $(6.8) million, or $(0.20) per share, on our interest rate hedges and other activities. Over the course of the second quarter, average pay-ups on our specified pools increased to 1.05% as of June 30, 2016, from 0.88% as of March 31, 2016. Pay-ups are price premiums for specified pools relative to their TBA counterparts. We actively traded our Agency RMBS portfolio during the second quarter in order to take advantage of volatility and to harvest modest gains. Our portfolio turnover for the quarter was 17% (as measured by sales and excluding paydowns), and we captured net realized gains of $1.6 million, excluding interest rate hedges.
During the second quarter, we continued to use short positions in TBAs to hedge interest rate risk, and these positions generated net losses as interest rates fell. However, TBAs generally underperformed specified pools, which benefited our results for the quarter because we hold a net short position in TBAs against a long position in specified pools. TBAs primarily underperformed specified pools as a result of increased investor demand for pools with better prepayment protection in a lower interest rate environment. Also contributing to TBA underperformance was a material weakening in dollar rolls, which was driven by both the increase in prepayment speeds and the slowly shrinking presence of the Federal Reserve in the market. As trading volumes for specified pools expand, and to the extent prepayments remain elevated, we believe that the underperformance of generic pools relative to specified pools will persist.
During the second quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of June 30, 2016, the weighted average coupon on our fixed rate specified pools was 4.05%. Our Agency RMBS portfolio also includes small allocations to Agency reverse mortgage pass-throughs, Agency ARMs and Agency IOs. Reverse mortgage pools tightened throughout the second quarter, largely in response to lower prepayment speeds, which were primarily the result of the anti-churning guidelines issued last October by the National Reverse Mortgage Lenders' Association. We believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.

The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended June 30, 2016, March 31, 2016 and December 31, 2015.

	Three Month Period Ended
	June 30, 2016	March 31, 2016	December 31, 2015(2)
Three Month Constant Prepayment Rates(1)	10.3%	8.9%	8.7%

(1)	Excludes Agency fixed rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.
The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2016 and December 31, 2015:

		June 30, 2016			December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
Fixed rate Agency RMBS:		(In thousands)			(In thousands)
15-year fixed rate mortgages:
	3.00	$18,210	$19,183	16	$21,707	$22,434	12
	3.50	65,589	70,126	17	68,743	72,367	15
	4.00	13,249	14,309	36	13,546	14,405	33
	4.50	3,927	4,227	63	4,564	4,914	56
Total 15-year fixed rate mortgages		100,975	107,845	21	108,560	114,120	19
20-year fixed rate mortgages:
	4.00	2,405	2,612	32	6,114	6,558	25
	4.50	1,264	1,395	31	1,352	1,471	25
Total 20-year fixed rate mortgages		3,669	4,007	32	7,466	8,029	25
30-year fixed rate mortgages:
	3.00	7,264	7,556	33	7,395	7,406	35
	3.50	103,248	110,028	15	112,219	116,168	17
	4.00	269,001	291,421	18	320,635	341,144	14
	4.50	138,592	152,958	24	171,237	186,509	17
	5.00	57,359	64,186	40	63,336	70,117	34
	5.50	4,765	5,351	90	5,402	6,012	84
	6.00	3,856	4,418	78	4,141	4,673	73
Total 30-year fixed rate mortgages		584,085	635,918	22	684,365	732,029	18
Total fixed rate Agency RMBS		$688,729	$747,770	22	$800,391	$854,178	19
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short (TBA) Agency RMBS positions. The net short TBA position related to our long Agency RMBS had a notional value of $348.2 million and a fair value of $375.2 million as of June 30, 2016, and a notional value of $342.4 million and a fair value of $368.6 million as of March 31, 2016. The lower our net Agency premium, the less we believe that we are exposed to market-wide increases in Agency RMBS prepayments. As of June 30, 2016 and March 31, 2016, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 4.7% and 4.5%, respectively. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our

Agency premium as a percentage of fair value was approximately 8.0% and 7.4% as of June 30, 2016 and March 31, 2016, respectively. These percentages may fluctuate from period to period based on market factors, including interest rates and mortgage rates, as well as, with respect to the net percentages, the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
Our weighted average cost of funds, including reverse repo and securitized debt financing for the quarter ended June 30, 2016 increased 25 basis points to 1.31%, from 1.06% for the quarter ended March 31, 2016, largely as a result of a quarter-over-quarter increase in our cost of funds for our Credit-related borrowings, from 2.52% to 3.14%. The increase in our average cost of funds for our Credit portfolio was in turn primarily the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings now relate to our loan portfolios; also included in the second quarter cost of funds for our Credit portfolio was 22 basis points (annualized) of amortization expenses related to certain financing facility set-up costs. Our loans generally carry higher borrowing rates and debt issuance costs as compared to securities. Nevertheless, borrowing rates for each of our various asset classes were relatively stable during the three month period ended June 30, 2016. Following the Brexit vote, there was a brief spike in repo rates, but they quickly recovered. As of June 30, 2016 our outstanding reverse repos were with twenty different counterparties.
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
Our leverage ratio including reverse repo and securitized debt decreased to 1.59:1, excluding U.S. Treasury securities, as of June 30, 2016, as compared to 1.67:1 as of March 31, 2016. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of June 30, 2016 and December 31, 2015.

	June 30, 2016					December 31, 2015
(In thousands)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)
Non-Agency RMBS and Residential Mortgage Loans	$385,332	$233,231	$60.53	$231,724	$60.14	$450,262	$272,117	$60.44	$265,855	$59.04
Non-Agency CMBS and Commercial Mortgage Loans	161,812	81,568	50.41	89,746	55.46	169,422	98,668	58.24	103,578	61.14
ABS and Consumer Loans	175,320	175,056	99.85	177,942	101.50	150,946	149,149	98.81	150,890	99.96
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)	722,464	489,855	67.80	499,412	69.13	770,630	519,934	67.47	520,323	67.52
Agency RMBS:
Floating	14,284	15,080	105.57	14,911	104.39	15,777	16,615	105.31	16,610	105.29
Fixed	688,728	747,771	108.57	732,384	106.34	800,391	854,178	106.72	850,775	106.29
Reverse Mortgages	59,814	66,358	110.94	65,130	108.89	62,197	66,860	107.50	68,135	109.55
Total Agency RMBS(4)	762,826	829,209	108.70	812,425	106.50	878,365	937,653	106.75	935,520	106.51
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)(4)	1,485,290	1,319,064	88.81	1,311,837	88.32	1,648,995	1,457,587	88.39	1,455,843	88.29
Agency Interest Only RMBS	n/a	20,506	n/a	22,504	n/a	n/a	24,918	n/a	26,237	n/a
Non-Agency Interest Only and Principal Only MBS and Other(5)	n/a	20,048	n/a	23,239	n/a	n/a	18,966	n/a	22,768	n/a
TBAs:
Long	153,018	161,619	105.62	160,874	105.13	94,602	98,009	103.60	97,914	103.50
Short	(455,613)	(488,151)	107.14	(486,569)	106.79	(580,992)	(612,777)	105.47	(612,749)	105.47
Net Short TBAs	(302,595)	(326,532)	107.91	(325,695)	107.63	(486,390)	(514,768)	105.83	(514,835)	105.85
Long U.S. Treasury Securities	371	374	100.78	372	100.32	—	—	—	—	—
Short U.S. Treasury Securities	(30,028)	(30,856)	102.76	(30,101)	100.24	(90,120)	(89,489)	99.30	(89,735)	99.57
Short European Sovereign Bonds	(54,785)	(56,470)	103.08	(57,455)	104.87	(23,907)	(24,562)	102.74	(26,010)	108.80
Repurchase Agreements	116,003	116,003	100.00	116,985	100.85	105,702	105,700	100.00	105,329	99.65
Long Corporate Debt	75,630	36,974	48.89	46,834	61.92	62,530	27,028	43.22	34,786	55.63
Short Corporate Debt	(10,654)	(9,947)	93.37	(9,616)	90.27	(1,120)	(448)	39.96	(676)	60.34
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	8,525	n/a	8,835	n/a	n/a	15,926	n/a	16,251	n/a
Non-Exchange Traded Corporate Equity	n/a	10,893	n/a	11,625	n/a	n/a	6,162	n/a	6,347	n/a
Short Common Stock	n/a	(30,913)	n/a	(30,015)	n/a	n/a	(1,471)	n/a	(1,878)	n/a
Real Estate Owned	n/a	4,162	n/a	4,225	n/a	n/a	12,522	n/a	12,254	n/a
Total		$1,081,831		$1,093,574			$1,038,071		$1,046,681

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(3)	Excludes non-Agency Interest Only and Principal Only MBS and Other.

(4)	Excludes Agency Interest Only RMBS.

(5)	Other includes equity tranches of CLOs, Other private label securities, and residual-like non-Agency RMBS and ABS backed by consumer loans.
The following table summarizes our financial derivatives portfolio(1) as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$32,753	$(5,817)	$5,926	$(309)
Short CDS on RMBS and CMBS Indices	(140,273)	24,565	(95,589)	5,354
Short CDS on Individual RMBS	(11,372)	5,834	(12,176)	6,111
Net Mortgage-Related Derivatives	(118,892)	24,582	(101,839)	11,156
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	696,360	100,887	793,824	135,752
Short CDS referencing Corporate Bond Indices	(1,049,181)	(35,773)	(1,017,121)	(45,407)
Long CDS on Corporate Bonds	12,457	(1,763)	—	—
Short CDS on Corporate Bonds	(28,360)	(1,376)	(13,370)	(673)
Purchased Put Options on CDS on Corporate Bond Indices(2)	—	—	138,000	2,050
Written Put Options on CDS on Corporate Bond Indices(3)	(155,500)	(243)	(171,750)	(720)
Written Call Options on CDS on Corporate Bond Indices(4)	—	—	(273,100)	(884)
Long Total Return Swaps on Corporate Equities (5)	—	—	21,670	—
Short Total Return Swaps on Corporate Equities (5)	(78,839)	(2)	(4,106)	—
Long Total Return Swaps on Corporate Debt (6)	29,361	(192)	45,051	(4,577)
Interest Rate Derivatives:
Long Interest Rate Swaps	527,824	13,929	675,207	6,976
Short Interest Rate Swaps	(949,730)	(22,856)	(1,126,600)	(1,967)
Long U.S. Treasury Note Futures (7)	2,000	2	44,000	(233)
Long Eurodollar Futures (8)	11,000	4	23,000	17
Short U.S. Treasury Bond and Note Futures (9)	(1,600)	(3)	—	—
Short Eurodollar Futures (8)	(266,000)	(353)	(396,000)	(280)
Purchased Straddle Swaptions	—	—	8,400	(31)
Written Straddle Swaptions	—	—	(13,100)	(125)
Interest Rate Caps	23,200	1	—	—
Purchased Put Options on U.S. Treasury Security Futures(10)	—	—	3,900	61
Purchased Call Options on U.S. Treasury Security Futures(11)	—	—	3,900	51
Total Net Interest Rate Derivatives		(9,276)		4,469
Other Derivatives:
Long Foreign Currency Forwards(12)	—	—	2,734	(13)
Short Foreign Currency Forwards(13)	(74,782)	1,578	(95,326)	1,138
Warrants(14)	1,554	100	1,555	150
Mortgage Loan Purchase Commitments(15)	2,330	8	7,713	(8)
Total Net Derivatives		$78,530		$102,433

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

(7)
Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of June 30, 2016 and December 31, 2015, a total of 16 and 343 contracts were held, respectively.

(8)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(9)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2016 a total of 16 contracts were held.

(10)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 put options contracts were held.

(11)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 call options contracts were held.

(12)	Notional amount represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(13)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.

(14)	Notional amount represents number of warrants.

(15)	Notional amount represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.
As of June 30, 2016, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.8 billion as compared to $3.0 billion as of December 31, 2015. Total liabilities as of June 30, 2016 and December 31, 2015 were $2.1 billion and $2.3 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $1.9 billion as of both June 30, 2016 and December 31, 2015, while our investments sold short and financial derivatives included in total liabilities were $690.4 million and $789.2 million as of June 30, 2016 and December 31, 2015, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2016 and December 31, 2015, we had a net short TBA position of $326.5 million and $514.8 million, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of June 30, 2016, total assets included $161.6 million of TBAs as well as $486.7 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2015, total assets included $98.0 million of TBAs as well as $613.0 million of receivables for securities sold relating to unsettled TBA sales. As of June 30, 2016, total liabilities included $488.2 million of TBAs sold short as well as $161.6 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2015, total liabilities included $612.8 million of TBAs sold short as well as $98.0 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We often hold long and or short positions in corporate equities. Our short and long positions in corporate equities referencing publicly traded REITs and other financial institutions can serve either as portfolio hedges or as relative value opportunities. In addition, we acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. We have also implemented an interest rate derivatives trading strategy. Within this strategy, we can take long and/or short positions in various interest rate-related instruments, such as U.S. Treasury securities, interest rate swaps, futures, and options. While some of the trading positions in this strategy are intended as hedges for various exposures in our overall portfolio, we also may take speculative positions to capitalize on what we view as market inefficiencies or anomalies.
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
We have entered into reverse repos to finance some of our assets. As of June 30, 2016 and December 31, 2015, indebtedness outstanding on our reverse repos was approximately $1.1 billion and $1.2 billion, respectively. As of June 30, 2016, we had total Agency RMBS financed with reverse repos of $852.4 million as compared to $971.1 million as of December 31, 2015. As of June 30, 2016, we had total Credit assets financed with reverse repos of $385.8 million as compared to $383.8 million as of December 31, 2015. As of June 30, 2016 we also had total U.S. Treasury securities financed with reverse repos of $143 thousand. We did not have any U.S. Treasury securities financed with reverse repos at December 31, 2015. Outstanding indebtedness under reverse repos for Agency RMBS as of June 30, 2016 and December 31, 2015 was $815.8 million and $933.3 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of June 30, 2016 and December 31, 2015 was $254.2 million and $240.9 million, respectively. We also had outstanding indebtedness under reverse repos on U.S. Treasury securities of $143 thousand. We did not have any reverse repos on U.S. Treasury securities at December 31, 2015. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of June 30, 2016 we had outstanding indebtedness of $13.0 million in the form of a securitized debt transaction used to finance $29.0 million of commercial loans and REO. There was no indebtedness under securitized debt transactions as of December 31, 2015. As of June 30, 2016 and December 31, 2015 our debt-to-equity ratio was 1.59 to one. Excluding U.S. Treasury securities our debt-to-equity ratio as of June 30, 2016 was 1.59 to one. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of June 30, 2016 and December 31, 2015, our derivative and TBA counterparties posted an aggregate value of approximately $94.7 million and $114.1 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the six month period ended June 30, 2016, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $11.2 billion, as compared to $17.2 billion for the six month period ended June 30, 2015. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of June 30, 2016, our equity decreased by approximately $59.8 million to $679.2 million from $739.0 million as of December 31, 2015. This decrease principally consisted of a net decrease in equity resulting from operations for the six months ended June 30, 2016 of $(18.2) million, dividends paid of $33.6 million, distributions to joint venture partners of approximately $2.2 million, and payments to repurchase common shares of $6.6 million, partially offset by an increase related to contributions from our non-controlling interests of approximately $0.7 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $674.0 million as of June 30, 2016.
Results of Operations for the Three Month Periods Ended June 30, 2016 and 2015
The table below represents the net increase (decrease) in equity resulting from operations for the three month periods ended June 30, 2016 and 2015.

	Three Month Period Ended June 30,
(In thousands except per share amounts)	2016	2015
Interest income	$18,990	$25,739
Other income	1,024	1,023
Total investment income	20,014	26,762
Expenses:
Base management fee	2,553	2,920
Interest expense	4,234	2,867
Other investment related expenses	2,191	1,163
Other operating expenses	2,515	2,082
Total expenses	11,493	9,032
Net investment income	8,521	17,730
Net realized and change in net unrealized gain (loss) on investments	4,612	(5,830)
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(8,004)	1,251
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	2,528	(2,616)
Net foreign currency gain (loss)	(2,655)	2,688
Net increase (decrease) in equity resulting from operations	5,002	13,223
Less: Net increase in equity resulting from operations attributable to non-controlling interests	17	71
Net increase (decrease) in shareholders' equity resulting from operations	$4,985	$13,152
Net increase (decrease) in shareholders' equity resulting from operations per share	$0.15	$0.39
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the three month periods ended June 30, 2016 and June 30, 2015, we had a net increase in shareholders' equity resulting from operations of $5.0 million and $13.2 million, respectively. The period-over-period decrease in our results of operations was principally due to a decrease in our net investment income for the three month period ended June 30, 2016. Lower interest income was the main component of the period-over period change in net investment income. The decrease in interest income was primarily the result of a decrease in the size of our investment portfolio, as we have reduced our capital allocation to our securities portfolio and are reallocating that capital to our loan portfolio, which continues to ramp up in size. We also employed less leverage in our Agency RMBS portfolio in the current period as compared to the same period in 2015. As our loan portfolio continues to grow, our expectation is that our interest income and leverage will increase from current levels. During the three month period ended June 30, 2016, our long portfolio performed well. Our investments in securities benefited from tightening spreads and our active trading, and the credit performance of our loan portfolios met with our expectations. While interest rate volatility eased in the first two months of the second quarter, the month of June was marked by the resumption of significant volatility, principally tied to uncertainty around the Brexit vote and its ultimate impact on the global macroeconomic environment. Over the course of the quarter, interest rates dropped significantly and credit spreads on high-yield corporates tightened, leading to losses on our interest rate and credit hedges, which dampened our results for the quarter. Our credit hedges are primarily in the form of short credit default swaps on high-yield corporate bond indices. Total return based on changes in "net asset value" or "book value" for our common shares was 0.82% for the three month period ended June 30, 2016 as compared to 1.67% for the three month period ended June 30, 2015. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $8.5 million for the three month period ended June 30, 2016 as compared to $17.7 million for the three month period ended June 30, 2015. Net investment income consists of interest and other income less total expenses. The period-over-period decrease in net investment income was primarily due to lower interest income for the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015.
Interest Income
Interest income was $19.0 million for the three month period ended June 30, 2016 as compared to $25.7 million for the three month period ended June 30, 2015. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from both our Agency and Credit portfolios decreased, mainly in connection with the decrease in our average portfolio holdings. For the three month period ended June 30, 2016, interest income from our Agency RMBS was $5.3 million, while for the three month period ended June 30, 2015, interest income was $8.2 million. For the three month period ended June 30, 2016, interest income from our Credit portfolio was $13.4 million, while for the three month period ended June 30, 2015, interest income was $17.4 million. The decrease in interest income was primarily due to a decline in our average portfolio holdings, as well as a decrease in the average yield of our Credit portfolio. The decrease in the average yield of our Credit portfolio was generally based on the decrease in the relative contribution from certain higher-yielding asset classes in which our positions have decreased in size.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the three month periods ended June 30, 2016 and 2015:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended June 30, 2016	$13,441	$576,198	9.33%	$5,322	$903,380	2.36%	$18,763	$1,479,578	5.07%
Three month period ended June 30, 2015	$17,397	$693,417	10.04%	$8,203	$1,160,628	2.83%	$25,600	$1,854,045	5.52%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
Base Management Fees
For the three month periods ended June 30, 2016 and 2015, base management fee incurred, which is based on total equity at the end of each quarter, was $2.6 million and $2.9 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.

Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos and securitized debt of $1.14 billion and $1.43 billion for the three month periods ended June 30, 2016 and 2015, respectively. Our total interest expense, inclusive of interest expense on our counterparties' cash collateral held by us, increased to $4.2 million for the three month period ended June 30, 2016 as compared to $2.9 million for the three month period ended June 30, 2015. This increase in our interest expense was in part due to the increase in the cost of repo and securitized debt in the current period relative to the prior period. In December 2015, for the first time in several years, the Federal Reserve increased the target range for the federal funds rate by 25 basis points to 0.25% to 0.50% from 0.0% to 0.25%.The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings now relate to our growing loan portfolios, and as loans generally carry higher borrowing rates and debt issuance costs as compared to securities.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos and securitized debt for the three month periods ended June 30, 2016 and 2015.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2016	$850,986	$1,499	0.71%	0.44%	0.92%
For the three month period ended June 30, 2015	$1,095,056	$1,069	0.39%	0.18%	0.42%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2016	$283,775	$2,216	3.14%	0.44%	0.92%
For the three month period ended June 30, 2015	$299,675	$1,584	2.12%	0.18%	0.42%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2016	$9,280	$7	0.28%	0.44%	0.92%
For the three month period ended June 30, 2015	$32,638	$(1)	(0.01)%	0.18%	0.42%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2016	$1,144,041	$3,722	1.31%	0.44%	0.92%
For the three month period ended June 30, 2015	$1,427,369	$2,652	0.75%	0.18%	0.42%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.50% and 0.82% for the three month periods ended June 30, 2016 and 2015, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.57% and 4.70% for the three month periods ended June 30, 2016 and 2015, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees

In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three month periods ended June 30, 2016 and 2015, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the three month periods ended June 30, 2016 and 2015 other investment related expenses were $2.2 million and $1.2 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios, which have increased in size period over period.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended June 30, 2016 were $2.5 million as compared to $2.1 million for the three month period ended June 30, 2015. The increase in our other operating expenses was primarily related to increased professional fees and compensation expense.
Net Realized and Unrealized Gains (Losses) on Investments
During the three month period ended June 30, 2016, we had net realized and unrealized gains on investments of $4.6 million as compared to net realized and unrealized losses of $(5.8) million for the three month period ended June 30, 2015. Net realized and unrealized gains on investments of $4.6 million for the three month period ended June 30, 2016 resulted principally from net realized and unrealized gains from U.S. non-Agency RMBS, Agency RMBS pass-throughs, non-performing residential whole loans, commercial and residential REO, and distressed corporate debt, partially offset by net realized and unrealized losses on net short TBAs, U.S. Treasury securities and sovereign debt, European MBS, and U.S. CMBS. Our net short positions in TBAs, U.S. Treasury and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. While market volatility was relatively low in the first two months of the three month period ended June 30, 2016, it increased significantly in June, leading up to and following the Brexit vote. Yield spreads on many fixed-income sectors tightened over the course of the three month period, while certain others widened.
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
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three month period ended June 30, 2016, we had net realized and unrealized losses on our financial derivatives of $(5.5) million as compared to net realized and unrealized losses of $(1.4) million for the three month period ended June 30, 2015. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps on high-yield corporate bond indices, as well as tranches and options on these indices, and credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or corporate entities. We acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $(5.5) million on our financial derivatives for the three month period ended June 30, 2016 resulted primarily from net losses related to our CDS on high yield corporate bond indices, interest rate swaps, and total return swaps, partially offset by net gains on our options on CDS on high yield corporate bond indices and our CDS on asset-backed indices. Net gains on our currency forwards were largely offset by translation and transaction losses related to our non-dollar denominated European assets.

Net realized and unrealized losses on our financial derivatives of $(1.4) million for the three month period ended June 30, 2015 resulted primarily from net losses related to our equities strategy, total return swaps on distressed debt, and foreign currency hedges, partially offset by net gains related to our interest rate swaps, options, and credit hedges. While our currency forwards generated net losses during the period, we had offsetting net translation and transaction gains.
Results of Operations for the Six Month Periods Ended June 30, 2016 and 2015
The table below represents the net increase (decrease) in equity resulting from operations for the six month periods ended June 30, 2016 and 2015.

	Six Month Period Ended June 30,
(In thousands except per share amounts)	2016	2015
Interest income	$39,417	$52,252
Other income	2,692	1,316
Total investment income	42,109	53,568
Expenses:
Base management fee	5,164	5,872
Interest expense	7,702	5,853
Other investment related expenses	3,938	2,365
Other operating expenses	4,962	4,281
Total expenses	21,766	18,371
Net investment income	20,343	35,197
Net realized and change in net unrealized gain (loss) on investments	(1,764)	4,597
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(36,896)	(7,227)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	(851)	1,715
Net foreign currency gain (loss)	984	(1,642)
Net increase (decrease) in equity resulting from operations	(18,184)	32,640
Less: Net increase in equity resulting from operations attributable to non-controlling interests	31	227
Net increase (decrease) in shareholders' equity resulting from operations	$(18,215)	$32,413
Net increase (decrease) in shareholders' equity resulting from operations per share	$(0.54)	$0.96
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the six month period ended June 30, 2016 we had a net decrease in shareholders' equity resulting from operations of $(18.2) million and for the six month period ended June 30, 2015 we had a net increase in shareholders' equity resulting from operations of $32.4 million. The period-over-period reversal in our results of operations was due to an increase in our combined net realized and unrealized losses on our financial derivatives and to a lesser degree our investments, and a decrease in our net investment income. Lower interest income was the main component of the period-over-period change in net investment income. The decrease in interest income was primarily the result of a decrease in the size of our investment portfolio, as we have reduced our capital allocation to our securities portfolio and are reallocating that capital to our loan portfolio, which continues to ramp up in size. We also employed less leverage in our Agency RMBS portfolio in the current period as compared to the same period in 2015. As our loan portfolio continues to grow, our expectation is that our interest income and leverage will increase from current levels. During the six month period ended June 30, 2016, credit markets experienced an overall high level of volatility. As a result of these market movements, we had net realized and unrealized losses on both our credit hedges, which are primarily in the form of CDS on high-yield corporate bond indices, and on certain of our securities holdings. These losses were partially offset by positive results from our loan portfolios, including consumer loans, small balance commercial mortgage loans and residential mortgage loans. Total return based on changes in "net asset value" or "book value" for our common shares was -2.38% for the six month period ended June 30, 2016 as compared to 4.18% for the six month period ended June 30, 2015. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.

Net Investment Income
Net investment income was $20.3 million for the six month period ended June 30, 2016 as compared to $35.2 million for the six month period ended June 30, 2015. Net investment income consists of interest and other income less total expenses. The period-over-period decrease in net investment income was primarily due to lower interest income for the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015.
Interest Income
Interest income was $39.4 million for the six month period ended June 30, 2016 as compared to $52.3 million for the six month period ended June 30, 2015. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. On a period-over-period basis, interest income from both our Agency and Credit portfolios decreased, mainly in connection with the decrease in our average portfolio holdings. For the six month period ended June 30, 2016, interest income from our Agency RMBS was $12.9 million, while for the six month period ended June 30, 2015, interest income was $17.2 million. For the six month period ended June 30, 2016, interest income from our Credit portfolio was $26.2 million, while for the six month period ended June 30, 2015, interest income was $34.8 million. The decrease in interest income was primarily due to a decline in our average portfolio holdings, as well as a decrease in the average yield of our Credit portfolio. The decrease in the average yield of our Credit portfolio was generally based on the decrease in the relative contribution from certain higher-yielding asset classes in which our positions have decreased in size.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the six month periods ended June 30, 2016 and 2015:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six month period ended June 30, 2016	$26,206	$576,567	9.09%	$12,878	$922,412	2.79%	$39,084	$1,498,979	5.21%
Six month period ended June 30, 2015	$34,794	$718,774	9.68%	$17,211	$1,180,030	2.92%	$52,005	$1,898,804	5.48%

(1)	Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities.
Base Management Fees
For the six month periods ended June 30, 2016 and 2015, base management fee incurred, which is based on total equity at the end of each quarter, was $5.2 million and $5.9 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos and securitized debt of $1.16 billion and $1.47 billion for the six month periods ended June 30, 2016 and 2015, respectively. Our total interest expense, inclusive of interest expense on our counterparties' cash collateral held by us, increased to $7.7 million for the six month period ended June 30, 2016, as compared to $5.9 million for the six month period ended June 30, 2015. This increase in our interest expense was in part due to the increase in the cost of repo and securitized debt in the current period relative to the prior period. In December 2015, for the first time in several years, the Federal Reserve increased the target range for the federal funds rate by 25 basis points to 0.25% to 0.50% from 0.0% to 0.25%.The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings now relate to our growing loan portfolios, and as loans generally carry higher borrowing rates and debt issuance costs as compared to securities.

The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos and securitized debt for the six month periods ended June 30, 2016 and 2015.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2016	$873,731	$2,926	0.67%	0.44%	0.90%
For the six month period ended June 30, 2015	$1,117,150	$2,088	0.38%	0.18%	0.40%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2016	$274,642	$3,896	2.85%	0.44%	0.90%
For the six month period ended June 30, 2015	$323,612	$3,350	2.09%	0.18%	0.40%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2016	$14,838	$17	0.22%	0.44%	0.90%
For the six month period ended June 30, 2015	$25,321	$4	0.03%	0.18%	0.40%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2016	$1,163,211	$6,839	1.18%	0.44%	0.90%
For the six month period ended June 30, 2015	$1,466,083	$5,442	0.75%	0.18%	0.40%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.42% and 0.99% for the six month periods ended June 30, 2016 and 2015, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.79% and 4.49% for the six month periods ended June 30, 2016 and 2015, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the six month periods ended June 30, 2016 and 2015, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the six month periods ended June 30, 2016 and 2015 other investment related expenses were $3.9 million and $2.4 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios, which have increased in size period over period.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the six month period ended June 30, 2016 were $5.0 million as compared to $4.3 million for the six month period ended June 30, 2015. The increase in our other operating expenses was primarily related to increased professional fees and compensation expense.
Net Realized and Unrealized Gains (Losses) on Investments
During the six month period ended June 30, 2016, we had net realized and unrealized losses on investments of $(1.8) million as compared to net realized and unrealized gains of $4.6 million for the six month period ended June 30, 2015. Net realized and unrealized losses on investments of $(1.8) million for the six month period ended June 30, 2016 resulted principally from net realized and unrealized losses on U.S. CMBS and European MBS, distressed corporate debt and equities, net short TBAs, net short U.S. Treasury and sovereign positions, and investments in mortgage originators, partially offset by net realized and unrealized gains on Agency RMBS pass-throughs, non-Agency RMBS, small balance commercial mortgage loans, residential loans, and REO. Our net short positions in TBAs, U.S. Treasury and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the six month period ended June 30, 2016, the fixed income market was subject to significant interest rate volatility, leading to overall market value declines, especially in many credit-sensitive sectors.
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
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the six month period ended June 30, 2016, we had net realized and unrealized losses on our financial derivatives of $(37.7) million as compared to net realized and unrealized losses of $(5.5) million for the six month period ended June 30, 2015. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our credit hedges are primarily in the form of credit default swaps on high-yield corporate bond indices, as well as tranches and options on these indices, and credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or corporate entities. We acquire certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $(37.7) million on our financial derivatives for the six month period ended June 30, 2016 resulted primarily from net losses related to our CDS on high yield corporate bond indices, our interest rate swaps, and our total return swaps, partially offset by net gains on our options on CDS on high yield corporate bond indices and our CDS on asset-backed indices. Net losses on our currency forwards were largely offset by translation and transaction gains related to our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(5.5) million for the six month period ended June 30, 2015 resulted primarily from net losses related to our total return and interest rate swaps, partially offset by net realized and unrealized gains on our currency forwards.

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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Six Month Period Ended June 30, 2016	$1,151,718	$1,070,105
Six Month Period Ended June 30, 2015	$1,466,083	$1,360,408
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	June 30, 2016
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$380,990	35.6%
31 - 60 Days	272,586	25.5%
61 - 90 Days	272,479	25.5%
91 - 120 Days	4,518	0.4%
121 - 150 Days	9,669	0.9%
151 - 180 Days	12,021	1.1%
181 - 360 Days	85,671	8.0%
> 360 Days	32,171	3.0%
	$1,070,105	100.0%
Reverse repos involving underlying investments that we sold prior to June 30, 2016, for settlement following June 30, 2016, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included are any reverse repos that we may have entered into prior to June 30, 2016 for which delivery of the borrowed funds is not scheduled until after June 30, 2016.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2016, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 30.9% with respect to Credit assets, 5.1% with respect to Agency RMBS assets, and 13.2% overall. As of December 31, 2015 these respective weighted average contractual haircuts were 32.8%, 5.3%, and 13.1%.
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

As of June 30, 2016 and December 31, 2015, we had $1.1 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of June 30, 2016, the remaining terms on our reverse repos ranged from 1 day to 484 days, with a weighted average remaining term of 78 days. As of December 31, 2015, the remaining terms on our reverse repos ranged from 4 days to 666 days, with a weighted average remaining term of 100 days. Our reverse repo borrowings were with a total of twenty counterparties as of June 30, 2016 and eighteen counterparties as of December 31, 2015. As of June 30, 2016 and December 31, 2015, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 1.18% and 0.97%, respectively. As of June 30, 2016, our reverse repos had interest rates ranging from 0.57% to 3.46%. As of December 31, 2015, our reverse repos had interest rates ranging from 0.37% to 2.92%. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.2 billion and $1.4 billion as of June 30, 2016 and December 31, 2015, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
In addition to our borrowings under reverse repurchase agreements, in March 2016 we entered into a securitization transaction to finance certain of our commercial mortgage loans and REO which was accounted for as a collateralized borrowing. As of June 30, 2016 we had outstanding borrowings in the amount of $13.0 million in connection with this securitization which is reflected under the caption "Securitized debt" on the Consolidated Statement of Assets, Liabilities, and Equity. As of June 30, 2016, the fair value of commercial mortgage loans and REO collateralizing this financing was $29.0 million. Interest accrues on this debt at a rate of LIBOR plus 3.25% and the debt has a maturity date of March 16, 2018. See Note 7 in the notes to our consolidated financial statements for further information on the Company's securitized debt.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2016	$1,070,105	$1,124,885	$1,160,096
March 31, 2016	1,149,064	1,158,155	1,205,385
December 31, 2015(1)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589
December 31, 2014	1,669,433	1,882,629	1,889,410
September 30, 2014	1,395,132	1,214,553	1,395,132
June 30, 2014	1,188,831	1,172,898	1,190,258
March 31, 2014	1,175,907	1,167,542	1,175,907
December 31, 2013	1,236,166	1,301,378	1,328,601
September 30, 2013	1,345,223	1,277,966	1,345,223

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

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity as of June 30, 2016 and December 31, 2015:
June 30, 2016:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
Wells Fargo Bank, N.A.	$50,173	174	7.39%
CS First Boston	$47,867	211	7.05%

December 31, 2015:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
CS First Boston	$52,463	143	7.1%
Wells Fargo Bank, N.A.	$45,147	501	6.1%
Although we typically finance most of our holdings of Agency RMBS, as of June 30, 2016 and December 31, 2015, we held unencumbered Agency pools, on a settlement date basis, in the amount of $1.9 million and $1.6 million, respectively.
We held cash and cash equivalents of approximately $140.4 million and $183.9 million as of June 30, 2016 and December 31, 2015, respectively.
On August 3, 2015, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the three month period ended June 30, 2016 we repurchased 219,623 common shares at an average price per share of $17.26 and a total cost of $3.8 million. During the six month period ended June 30, 2016 we repurchased 382,656 common shares at an average price per share of $17.31 and a total cost of $6.6 million. Since the inception of the repurchase plan through August 3, 2016 we repurchased 821,810 common shares at a total cost of $14.2 million.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the six month period ended June 30, 2016, we paid total dividends in the amount of $33.6 million related to the three month periods ended December 31, 2015 and March 31, 2016. In August 2016, our Board of Directors approved a dividend related to the second quarter of 2016 in the amount of $0.50 per share, or approximately $16.7 million, payable on September 15, 2016 to shareholders of record as of September 1, 2016. During the six month period ended June 30, 2015, we paid total dividends in the amount of $44.3 million related to the three month periods ended December 31, 2014 and March 31, 2015.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Six Month Period Ended June 30, 2016

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.50	$16,744		June 1, 2016	June 15, 2016
Second Quarter	$0.50	$16,646	*	September 1, 2016	September 15, 2016
* Estimated
Six Month Period Ended June 30, 2015

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.65	$22,159	June 1, 2015	June 15, 2015
Second Quarter	$0.65	$22,144	September 1, 2015	September 15, 2015
For the six month period ended June 30, 2016, our operating activities provided net cash in the amount of $89.3 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $104.1 million. In addition we received proceeds from the issuance of securitized debt of $23.2 million less repayments of $10.2 million. Thus our operating activities, when combined with our reverse repo and securitized debt financings, used net cash of $1.8 million for the six month period ended June 30, 2016. We also used $33.6 million to pay dividends, $2.2 million for distributions to non-controlling interests (our joint venture partners), and $6.6 million to repurchase common shares. In addition, contributions from non-controlling interests provided cash of $0.7 million. As a result there was a decrease in our cash holdings of $43.6 million from $183.9 million as of December 31, 2015 to $140.4 million as of June 30, 2016.

For the six month period ended June 30, 2015, our operating activities provided net cash of $363.2 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $309.0 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $54.1 million for the six month period ended June 30, 2015. In addition, contributions from a non-controlling interest member provided cash of $1.4 million. We used $44.3 million to pay dividends, $1.4 million for distributions to a non-controlling interest (our joint venture partner), and $0.1 million for other financing activities. As a result there was an increase in our cash holdings of $9.7 million from $114.1 million as of December 31, 2014 to $123.9 million as of June 30, 2015.
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from registration as an investment company under the Investment Company Act. Steep declines in the values of our Credit assets financed using reverse repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by reverse repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-

upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of June 30, 2016 and December 31, 2015 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of June 30, 2016, we had an aggregate amount at risk under our reverse repos with twenty counterparties of approximately $209.6 million and as of December 31, 2015, we had an aggregate amount at risk under our reverse repos with nineteen counterparties of approximately $211.4 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2016 and December 31, 2015 does not include approximately $3.1 million and $4.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2016, we had an aggregate amount at risk under our derivative contracts with seventeen counterparties of approximately $77.8 million. We also had $21.4 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2015, we had an aggregate amount at risk under our derivatives contracts with nineteen counterparties of approximately $59.7 million. We also had $28.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, as of June 30, 2016 and December 31, 2015, collateral posted by us and held by a third-party custodian in the amount of approximately $3.1 million and $2.6 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2016, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $4.6 million. As of December 31, 2015, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.3 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See Note 15 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships.
At June 30, 2016 the Company has entered into reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end in the amount of $0.1 million.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2016 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2016, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$6,577	$10,944	$(8,787)	$(19,784)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	2,712	5,846	(2,290)	(4,159)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(8,352)	(16,963)	8,095	15,932
Mortgage-Related Derivatives	(14)	(57)	(16)	(61)
Corporate Securities and Derivatives on Corporate Securities	(1,780)	(3,538)	1,801	3,624
Repurchase Agreements and Reverse Repurchase Agreements	(570)	(882)	559	1,119
Total	$(1,427)	$(4,650)	$(638)	$(3,329)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2016 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
April 1, 2016 - April 30, 2016	131,707	$17.21	131,707	$1,079,647
May 1, 2016 - May 31, 2016	4,845	17.28	4,845	1,074,802
June 1, 2016 - June 30, 2016	83,071	17.34	83,071	991,731
Total	219,623	$17.26	219,623	$991,731
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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the six month period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	August 8, 2016	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	August 8, 2016	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the six month period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.