Form 10-Q
period 2016-09-30
Ellington Financial LLC
filed 2016-11-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2016
Common Shares Representing Limited Liability Company Interests, no par value	32,527,532

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	September 30, 2016	December 31, 2015
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$179,618	$183,909
Restricted cash	5,610	4,857
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,501,092 and $1,672,400)	1,499,715	1,661,118
Financial derivatives–assets, at fair value (Net cost – $63,635 and $163,943)	64,817	162,905
Repurchase agreements, at fair value (Cost – $164,669 and $105,329)	165,048	105,700
Total investments, financial derivatives, and repurchase agreements	1,729,580	1,929,723
Due from brokers	126,255	141,605
Receivable for securities sold and financial derivatives	563,462	705,748
Interest and principal receivable	17,377	20,444
Other assets	29,907	5,269
Total Assets	$2,651,809	$2,991,555
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $677,286 and $731,048)	$679,021	$728,747
Financial derivatives–liabilities, at fair value (Net proceeds – $17,751 and $56,200)	39,816	60,472
Total investments and financial derivatives	718,837	789,219
Reverse repurchase agreements	983,814	1,174,189
Due to brokers	15,600	114,797
Payable for securities purchased and financial derivatives	229,212	165,365
Securitized debt (Proceeds – $30,771 and $0)	30,771	—
Accounts payable and accrued expenses	2,896	3,626
Base management fee payable	2,485	2,773
Interest and dividends payable	3,278	1,806
Other liabilities	163	828
Total Liabilities	1,987,056	2,252,603
EQUITY	664,753	738,952
TOTAL LIABILITIES AND EQUITY	$2,651,809	$2,991,555
Commitments and contingencies (Note 15)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(32,619,060 and 33,126,012 shares issued and outstanding)	$645,961	$722,360
Additional paid-in capital – LTIP units	9,942	9,689
Total Shareholders' Equity	655,903	732,049
Non-controlling interests	8,850	6,903
Total Equity	$664,753	$738,952
PER SHARE INFORMATION:
Common shares	$20.11	$22.10

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Long Investments (225.60%) (a) (b) (z)
Mortgage-Backed Securities (176.06%)
Agency Securities (147.12%) (c)
Fixed Rate Agency Securities (142.53%)
Principal and Interest - Fixed Rate Agency Securities (116.22%)
North America
Mortgage-related—Residential
$145,568	Federal National Mortgage Association Pools (30 Year)	4.00%	8/42 - 8/46	$158,067
117,608	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	8/43 - 5/46	127,782
71,888	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 3/46	79,661
59,343	Federal National Mortgage Association Pools (30 Year)	3.50%	3/43 - 9/46	63,266
52,496	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 4/31	55,919
46,760	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	52,280
41,832	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 9/46	46,319
18,190	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 10/46	19,413
12,144	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 10/30	12,821
11,094	Government National Mortgage Association Pools (30 Year)	4.00%	6/45 - 9/46	12,088
10,735	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	11,538
9,467	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 9/30	10,088
8,885	Government National Mortgage Association Pools (30 Year)	3.50%	3/43 - 2/46	9,504
8,923	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 3/46	9,448
8,247	Government National Mortgage Association Pools (Other)	4.61%	12/63 - 11/64	9,214
7,037	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	7,906
6,754	Government National Mortgage Association Pools (30 Year)	4.50%	8/45 - 9/46	7,464
6,461	Government National Mortgage Association Pools (Other)	4.68%	11/63 - 9/64	7,211
5,992	Government National Mortgage Association Pools (Other)	4.60%	11/64	6,722
5,354	Government National Mortgage Association Pools (Other)	4.56%	1/65	6,012
5,035	Government National Mortgage Association Pools (Other)	4.63%	6/64 - 10/64	5,652
3,765	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	4,061
3,605	Government National Mortgage Association Pools (Other)	4.43%	7/61	3,911
3,395	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	3,815
3,089	Government National Mortgage Association Pools (Other)	4.48%	11/64	3,438
2,992	Government National Mortgage Association Pools (Other)	4.57%	1/65	3,353
3,077	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	3,244
2,738	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	3,036
2,504	Government National Mortgage Association Pools (Other)	4.64%	3/65	2,820
2,655	Government National Mortgage Association Pools (Other)	5.49%	4/60	2,797
2,588	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28	2,724
2,295	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	2,496
2,055	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	2,360
2,220	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	2,313
1,981	Government National Mortgage Association Pools (Other)	5.51%	2/60	2,098
1,927	Government National Mortgage Association Pools (Other)	5.56%	2/60	2,022
1,760	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	1,891

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,821	Government National Mortgage Association Pools (Other)	3.00%	5/30 - 6/30	$1,867
1,667	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 10/45	1,737
1,375	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	1,574
1,251	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,386
537	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	603
501	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	552
87	Federal National Mortgage Association Pools (Other)	4.00%	6/37	92
				772,565
Interest Only - Fixed Rate Agency Securities (0.71%)
North America
Mortgage-related—Residential
6,842	Government National Mortgage Association	5.50%	11/43	1,117
8,066	Federal National Mortgage Association	5.00%	1/38 - 5/40	804
5,351	Federal Home Loan Mortgage Corporation	3.50%	12/32	721
6,066	Federal National Mortgage Association	4.50%	12/20 - 5/43	535
3,325	Federal National Mortgage Association	3.00%	9/41	273
3,442	Federal Home Loan Mortgage Corporation	5.00%	3/40	272
1,181	Government National Mortgage Association	6.00%	6/38	261
1,560	Government National Mortgage Association	4.75%	7/40	218
1,311	Federal National Mortgage Association	5.50%	10/40	160
1,112	Federal National Mortgage Association	4.00%	5/39	149
2,651	Government National Mortgage Association	5.00%	5/37	136
850	Federal Home Loan Mortgage Corporation	5.50%	1/39	75
				4,721
TBA - Fixed Rate Agency Securities (25.60%)
North America
Mortgage-related—Residential
63,488	Federal National Mortgage Association (30 Year)	3.50%	10/16	67,002
43,690	Government National Mortgage Association (30 Year)	4.00%	10/16	46,973
37,560	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	10/16	39,635
13,460	Federal National Mortgage Association (15 Year)	3.00%	10/16	14,131
2,282	Federal National Mortgage Association (30 Year)	4.00%	10/16	2,451
				170,192
Total Fixed Rate Agency Securities (Cost $933,090)				947,478
Floating Rate Agency Securities (4.59%)
Principal and Interest - Floating Rate Agency Securities (2.32%)
North America
Mortgage-related—Residential
6,887	Federal National Mortgage Association Pools	2.55% - 5.94%	9/35 - 5/45	7,244
5,570	Federal Home Loan Mortgage Corporation Pools	3.11% - 5.98%	6/37 - 5/44	5,871
2,172	Government National Mortgage Association Pools	2.85%	11/64	2,321
				15,436

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Floating Rate Agency Securities (2.27%)
North America
Mortgage-related—Residential
$195,481	Other Government National Mortgage Association	0.50% - 6.22%	11/37 - 10/63	$10,917
14,112	Other Federal National Mortgage Association	5.50% - 7.02%	6/33 - 12/41	2,034
17,296	Resecuritization of Government National Mortgage Association (d)	4.02%	8/60	1,137
5,472	Other Federal Home Loan Mortgage Corporation	5.48% - 6.11%	3/36 - 8/39	1,015
				15,103
Total Floating Rate Agency Securities (Cost $29,773)				30,539
Total Agency Securities (Cost $962,863)				978,017
Private Label Securities (28.94%)
Principal and Interest - Private Label Securities (28.20%)
North America (21.51%)
Mortgage-related—Residential
242,341	Various	0.00% - 9.35%	5/19 - 9/46	117,760
Mortgage-related—Commercial
106,251	Various	2.45% - 4.40%	7/45 - 11/49	25,247
Total North America (Cost $136,972)				143,007
Europe (6.69%)
Mortgage-related—Residential
56,009	Various	0.00% - 9.10%	6/25 - 3/50	36,553
Mortgage-related—Commercial
8,091	Various	0.00% - 11.00%	6/17 - 6/19	7,885
Total Europe (Cost $52,270)				44,438
Total Principal and Interest - Private Label Securities (Cost $189,242)				187,445
Interest Only - Private Label Securities (0.74%)
North America
Mortgage-related—Residential
37,269	Various	0.50% - 2.00%	6/44 - 9/47	1,102
Mortgage-related—Commercial
65,491	Various	1.25% - 2.00%	10/47 - 11/49	3,813
Total Interest Only - Private Label Securities (Cost $4,515)				4,915
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
91,700	Various	—%	6/37	—
Mortgage-related—Commercial
—	Various	—%	7/45 - 11/49	—
Total Other Private Label Securities (Cost $248)				—
Total Private Label Securities (Cost $194,005)				192,360
Total Mortgage-Backed Securities (Cost $1,156,868)				1,170,377

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Collateralized Loan Obligations (4.27%)
North America (2.17%)
$61,490	Various	0.00% - 7.68%	11/17 - 6/24	$14,406
Total North America (Cost $18,390)				14,406
Europe (2.10%)
22,041	Various	0.00% - 9.30%	1/22 - 3/25	13,997
Total Europe (Cost $13,354)				13,997
Total Collateralized Loan Obligations (Cost $31,744)				28,403
Consumer Loans and Asset-backed Securities backed by Consumer Loans (17.92%) (e)
North America (17.40%)
Consumer (f) (g) (h)
113,967	Various	5.44% - 59.41%	10/16 - 9/21	115,660
Total North America (Cost $119,558)				115,660
Europe (0.52%)
Consumer
4,112	Various	—%	5/22 - 8/24	3,439
Total Europe (Cost $2,627)				3,439
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $122,185)				119,099
Corporate Debt (8.47%)
North America (8.41%)
Basic Materials
5,580	Various	3.10% - 4.50%	3/20 - 1/21	5,407
Consumer
17,205	Various	0.00% - 10.00%	5/20 - 11/22	15,718
Energy
13,050	Various	4.63% - 9.63%	3/19 - 9/21	13,018
Industrial
6,330	Various	4.88%	12/22	6,882
Mortgage-related—Residential
14,179	Various	0.00% - 15.00%	12/17 - 10/19	10,175
Technology
3,607	Various	5.13% - 7.50%	3/20 - 8/22	3,774
Utilities
840	Various	7.38%	7/21	967
Total North America (Cost $61,405)				55,941
Europe (0.06%)
Consumer
17,855	Various	—%	12/16	376
Total Europe (Cost $1,019)				376
Total Corporate Debt (Cost $62,424)				56,317

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Mortgage Loans (15.20%) (e)
North America
Mortgage-related—Commercial (i)
$65,851	Various	2.73% - 11.00%	10/16 - 7/45	$56,969
Mortgage-related—Residential (k)
47,046	Various	0.00% - 12.63%	4/22 - 6/56	44,075
Total Mortgage Loans (Cost $102,421)				101,044
Real Estate Owned (0.54%) (e) (j)
North America
Real estate-related
14	Single-Family Houses			1,859
1	Commercial Property			1,725
Total Real Estate Owned (Cost $3,861)				3,584
Private Corporate Equity Investments (2.33%)
North America (2.33%)
Consumer
1,567	Non-Exchange Traded Corporate Equity			836
Diversified
200	Non-Exchange Traded Corporate Equity			3,595
Mortgage-related—Commercial
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			3,030
Mortgage-related—Residential
15,914	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			6,425
7,478	Non-Exchange Traded Equity Investment in Mortgage Originators			1,089
Technology
99	Non-Exchange Traded Corporate Equity			543
Total North America (Cost $16,210)				15,518
Europe (0.00%)
Consumer
141	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Total Private Corporate Equity Investments (Cost $16,210)				15,518
U.S. Treasury Securities (0.81%)
North America
Government
5,362	U.S. Treasury Note	0.75% - 1.63%	7/19 - 5/26	5,373
Total U.S. Treasury Securities (Cost $5,379)				5,373
Total Long Investments (Cost $1,501,092)				$1,499,715

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (24.83%) (a) (b) (l)
$25,835	Bank of America Securities	0.35%	10/16	$25,835
	Collateralized by Par Value $25,900
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 8/26
15,899	JP Morgan Securities LLC	(0.65)%	10/16	15,899
	Collateralized by Par Value $15,457
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 4/18
13,879	JP Morgan Securities LLC	(0.60)%	10/16	13,879
	Collateralized by Par Value $13,316
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 11/20
9,392	JP Morgan Securities LLC	(0.55)%	10/16	9,392
	Collateralized by Par Value $8,797
	Sovereign Government Bond, Coupon 1.15%,
	Maturity Date 7/20
9,198	JP Morgan Securities LLC	(0.49)%	10/16	9,198
	Collateralized by Par Value $8,797
	Sovereign Government Bond, Coupon 0.65%,
	Maturity Date 11/20
8,073	JP Morgan Securities LLC	(0.60)%	10/16	8,073
	Collateralized by Par Value $7,293
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
6,752	JP Morgan Securities LLC	0.30%	10/16	6,752
	Collateralized by Par Value $6,710
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 8/21
5,075	Bank of America Securities	0.80%	10/16	5,075
	Collateralized by Par Value $5,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/18
5,041	RBC Capital Markets LLC	0.05%	10/16	5,041
	Collateralized by Par Value $4,970
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 1/22
4,105	Bank of America Securities	0.80%	10/16	4,105
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 6/20
4,090	Bank of America Securities	0.80%	10/16	4,090
	Collateralized by Par Value $4,000
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 5/20

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$3,626	Bank of America Securities	(0.30)%	10/16	$3,626
	Collateralized by Par Value $3,630
	U.S. Treasury Bond, Coupon 2.25%,
	Maturity Date 8/46
3,498	Bank of America Securities	0.80%	10/16	3,498
	Collateralized by Par Value $3,400
	U.S. Treasury Note, Coupon 1.63%,
	Maturity Date 11/20
3,416	Bank of America Securities	0.80%	10/16	3,416
	Collateralized by Par Value $3,200
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 11/24
3,388	RBC Capital Markets LLC	0.05%	10/16	3,388
	Collateralized by Par Value $3,440
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
2,897	RBC Capital Markets LLC	0.05%	10/16	2,897
	Collateralized by Par Value $2,840
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 7/22
2,575	RBC Capital Markets LLC	0.05%	10/16	2,575
	Collateralized by Par Value $2,390
	Exchange-Traded Corporate Debt, Coupon 5.25%,
	Maturity Date 9/22
2,180	Barclays Capital Inc	(0.50)%	10/16	2,180
	Collateralized by Par Value $2,220
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
2,179	Barclays Capital Inc	(4.75)%	10/16	2,179
	Collateralized by Par Value $2,424
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
2,107	Bank of America Securities	0.75%	10/16	2,107
	Collateralized by Par Value $2,071
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 4/21
2,090	Bank of America Securities	0.80%	10/16	2,090
	Collateralized by Par Value $2,000
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 7/22
2,028	RBC Capital Markets LLC	(4.50)%	10/16	2,028
	Collateralized by Par Value $2,279
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$2,025	Bank of America Securities	0.80%	10/16	$2,025
	Collateralized by Par Value $2,000
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 1/20
1,762	JP Morgan Securities LLC	(0.53)%	10/16	1,762
	Collateralized by Par Value $1,573
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
1,681	RBC Capital Markets LLC	(1.00)%	10/16	1,681
	Collateralized by Par Value $1,900
	Exchange-Traded Corporate Debt, Coupon 3.55%,
	Maturity Date 3/22
1,590	CS First Boston	(0.25)%	10/16	1,590
	Collateralized by Par Value $1,400
	Exchange-Traded Corporate Debt, Coupon 6.13%,
	Maturity Date 10/22
1,473	RBC Capital Markets LLC	(0.35)%	10/16	1,473
	Collateralized by Par Value $1,420
	Exchange-Traded Corporate Debt, Coupon 5.38%,
	Maturity Date 3/22
1,317	Bank of America Securities	0.80%	10/16	1,317
	Collateralized by Par Value $1,314
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 2/21
1,295	Barclays Capital Inc	(0.10)%	10/16	1,295
	Collateralized by Par Value $1,240
	Exchange-Traded Corporate Debt, Coupon 2.40%,
	Maturity Date 12/22
1,283	Barclays Capital Inc	(0.10)%	10/16	1,283
	Collateralized by Par Value $1,100
	Exchange-Traded Corporate Debt, Coupon 5.25%,
	Maturity Date 11/22
1,243	RBC Capital Markets LLC	0.05%	10/16	1,243
	Collateralized by Par Value $1,170
	Exchange-Traded Corporate Debt, Coupon 6.73%,
	Maturity Date 4/22
1,199	Bank of America Securities	0.60%	10/16	1,199
	Collateralized by Par Value $1,200
	U.S. Treasury Note, Coupon 0.75%,
	Maturity Date 8/19
1,175	CS First Boston	(0.50)%	10/16	1,175
	Collateralized by Par Value $1,110
	Exchange-Traded Corporate Debt, Coupon 3.35%,
	Maturity Date 11/24

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,132	Barclays Capital Inc	(6.25)%	10/16	$1,132
	Collateralized by Par Value $1,090
	Exchange-Traded Corporate Debt, Coupon 7.75%,
	Maturity Date 6/21
1,110	RBC Capital Markets LLC	(0.13)%	10/16	1,110
	Collateralized by Par Value $1,110
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
1,100	RBC Capital Markets LLC	—%	10/16	1,100
	Collateralized by Par Value $1,100
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 2/24
1,072	RBC Capital Markets LLC	(4.75)%	10/16	1,072
	Collateralized by Par Value $1,080
	Exchange-Traded Corporate Debt, Coupon 7.75%,
	Maturity Date 6/21
926	RBC Capital Markets LLC	0.05%	10/16	926
	Collateralized by Par Value $880
	Exchange-Traded Corporate Debt, Coupon 6.50%,
	Maturity Date 1/22
916	RBC Capital Markets LLC	0.05%	10/16	916
	Collateralized by Par Value $860
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 10/21
850	RBC Capital Markets LLC	0.05%	10/16	850
	Collateralized by Par Value $800
	Exchange-Traded Corporate Debt, Coupon 5.38%,
	Maturity Date 8/22
751	Barclays Capital Inc	(3.00)%	10/16	751
	Collateralized by Par Value $680
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
695	CS First Boston	(0.50)%	10/16	695
	Collateralized by Par Value $610
	Exchange-Traded Corporate Debt, Coupon 6.13%,
	Maturity Date 10/22
587	Barclays Capital Inc	(0.50)%	10/16	587
	Collateralized by Par Value $540
	Exchange-Traded Corporate Debt, Coupon 3.35%,
	Maturity Date 11/24

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$579	RBC Capital Markets LLC	—%	10/16	$579
	Collateralized by Par Value $550
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 1/22
516	Barclays Capital Inc	(1.00)%	10/16	516
	Collateralized by Par Value $545
	Exchange-Traded Corporate Debt, Coupon 3.55%,
	Maturity Date 3/22
445	RBC Capital Markets LLC	(0.30)%	10/16	445
	Collateralized by Par Value $430
	Exchange-Traded Corporate Debt, Coupon 5.38%,
	Maturity Date 3/22
426	Bank of America Securities	0.80%	10/16	426
	Collateralized by Par Value $417
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 3/20
423	CS First Boston	(0.25)%	10/16	423
	Collateralized by Par Value $400
	Exchange-Traded Corporate Debt, Coupon 5.38%,
	Maturity Date 3/22
154	Barclays Capital Inc	(0.10)%	10/16	154
	Collateralized by Par Value $140
	Exchange-Traded Corporate Debt, Coupon 6.13%,
	Maturity Date 6/23
Total Repurchase Agreements (Cost $164,669)				$165,048

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-102.15%) (a) (b)
TBA - Fixed Rate Agency Securities Sold Short (-76.98%) (m)
North America
Mortgage-related—Residential
$(78,617)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	11/16	$(84,243)
(68,630)	Government National Mortgage Association (30 year)	3.50%	10/16	(72,931)
(51,350)	Federal National Mortgage Association (15 year)	3.50%	11/16	(54,108)
(46,000)	Federal National Mortgage Association (30 year)	4.00%	11/16	(49,346)
(42,292)	Federal National Mortgage Association (30 year)	3.00%	10/16	(43,965)
(31,620)	Federal National Mortgage Association (30 year)	5.00%	11/16	(35,107)
(28,000)	Federal National Mortgage Association (30 year)	4.50%	11/16	(30,635)
(28,000)	Federal National Mortgage Association (30 year)	3.50%	11/16	(29,516)
(23,151)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	11/16	(25,328)
(15,770)	Government National Mortgage Association (30 year)	4.50%	10/16	(17,411)
(14,930)	Federal National Mortgage Association (30 year)	4.50%	10/16	(16,351)
(13,510)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	10/16	(14,192)
(11,170)	Federal National Mortgage Association (15 year)	4.00%	10/16	(11,545)
(8,790)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	10/16	(9,288)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	10/16	(7,731)
(4,000)	Government National Mortgage Association (30 year)	3.50%	11/16	(4,245)
(3,155)	Federal Home Loan Mortgage Corporation (30 year)	3.00%	10/16	(3,280)
(2,100)	Government National Mortgage Association (30 year)	3.00%	10/16	(2,200)
(310)	Government National Mortgage Association (30 year)	4.00%	10/16	(332)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$511,170)				(511,754)
Government Debt Sold Short (-14.84%)
North America (-6.26%)
Government
(8,020)	U.S. Treasury Note	1.50%	8/26	(7,942)
(6,060)	U.S. Treasury Note	1.13%	8/21	(6,055)
(5,630)	U.S. Treasury Note	1.13%	9/21	(5,622)
(4,000)	U.S. Treasury Note	1.50%	5/20	(4,070)
(3,630)	U.S. Treasury Bond	2.25%	8/46	(3,564)
(3,400)	U.S. Treasury Note	1.63%	11/20	(3,475)
(2,071)	U.S. Treasury Note	1.38%	4/21	(2,093)
(2,000)	U.S. Treasury Note	2.00%	7/22	(2,079)
(2,000)	U.S. Treasury Note	1.25%	1/20	(2,019)
(1,695)	U.S. Treasury Note	1.63%	6/20	(1,732)
(1,314)	U.S. Treasury Note	1.13%	2/21	(1,315)
(1,200)	U.S. Treasury Note	0.75%	8/19	(1,196)
(417)	U.S. Treasury Note	1.38%	3/20	(423)
Total North America (Proceeds -$41,199)				(41,585)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
Europe (-8.58%)
Government
$(22,113)	European Sovereign Bond	0.25% - 0.65%	11/20	$(22,721)
(15,457)	Spanish Sovereign Bond	0.25%	4/18	(15,572)
(8,867)	Spanish Sovereign Bond	2.75%	4/19	(9,526)
(8,797)	Spanish Sovereign Bond	1.15%	7/20	(9,200)
Total Europe (Proceeds -$57,023)				(57,019)
Total Government Debt Sold Short (Proceeds -$98,222)				(98,604)
Common Stock Sold Short (-4.43%)
North America
Financial
(317)	Exchange Traded Equity			(27,669)
(312)	Publicly Traded Real Estate Investment Trusts			(1,807)
Total Common Stock Sold Short (Proceeds -$29,044)				(29,476)
Corporate Debt Sold Short (-5.90%)
North America
Basic Materials
(6,100)	Various	3.55% - 5.13%	10/21 - 3/22	(5,793)
Communications
(9,800)	Various	5.25% - 6.73%	9/21 - 10/22	(10,019)
Consumer
(11,070)	Various	3.88% - 6.25%	1/22 - 10/24	(11,556)
Energy
(8,677)	Various	2.40% - 7.75%	6/21 - 11/24	(8,082)
Utilities
(3,670)	Various	5.50% - 6.25%	7/22 - 2/24	(3,737)
Total Corporate Debt Sold Short (Proceeds -$38,850)				(39,187)
Total Investments Sold Short (Proceeds -$677,286)				$(679,021)
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (9.75%) (a) (b)
Swaps (8.61%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (n)	Credit	$157,716	12/18 - 6/21	$15,849
Credit Default Swaps on Asset-Backed Indices (n)	Credit	1,272	12/37	13
Interest Rate Swaps (o)	Interest Rates	353,545	10/16 - 7/46	11,488
North America
Total Return Swaps (s)
Consumer	Credit	3,130	2/17 - 3/17	135
Utilities	Credit	687	2/17	61
Total Total Return Swaps				196
Credit Default Swaps on Corporate Bonds (n)
Communications	Credit	1,300	6/21	71
Consumer	Credit	9,516	3/19 - 12/21	923
Utilities	Credit	3,220	6/21	134
Total Credit Default Swaps on Corporate Bonds				1,128
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (p)	Credit	(134,719)	5/46 - 9/58	20,959
Interest Rate Swaps (q)	Interest Rates	(60,379)	4/18 - 1/45	93
North America
Credit Default Swaps on Asset-Backed Securities (p)
Mortgage-related—Residential	Credit	(7,582)	5/35 - 12/35	5,857
Total Return Swaps (r)
Financial	Equity Market	(46,662)	8/18	1
Credit Default Swaps on Corporate Bonds (p)
Basic Materials	Credit	(4,650)	3/20	271
Energy	Credit	(18,760)	6/17 - 12/21	1,360
Total Credit Default Swaps on Corporate Bonds				1,631
Total Swaps (Net cost $56,047)				57,215
Futures (0.00%)
Short Futures:
Eurodollar Futures (t)	Interest Rates	(102,000)	12/16	14
Total Futures				14
Options (0.00%)
Purchased Options:
Interest Rate Caps (v)	Interest Rates	$61,908	3/18 - 10/18	2
Total Options (Cost $2)				2

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Warrants (1.14%)
North America
Warrants (u)
Mortgage-related—Residential	Equity Market	$1,647		$7,586
Total Warrants (Cost $7,586)				7,586
Total Financial Derivatives–Assets (Net cost $63,635)				$64,817
Financial Derivatives–Liabilities (-5.99%) (a) (b)
Swaps (-5.93%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (n)	Credit	27,664	1/47 - 5/63	$(3,085)
Interest Rate Swaps (o)	Interest Rates	125,211	2/19 - 1/45	(701)
North America
Credit Default Swaps on Corporate Bonds (n)
Basic Materials	Credit	5,600	6/21 - 12/21	(928)
Communications	Credit	3,310	6/21	(66)
Consumer	Credit	5,290	6/21 - 12/21	(293)
Energy	Credit	12,707	3/18 - 12/21	(2,145)
Total Credit Default Swaps on Corporate Bonds				(3,432)
Total Return Swaps (s)
Basic Materials	Credit	5,341	2/17	(403)
Communications	Credit	2,308	2/17	(273)
Consumer	Credit	2,098	2/17	(547)
Total Total Return Swaps				(1,223)
Europe
Credit Default Swaps on Corporate Bonds (n)
Basic Materials	Credit	12	12/19	(6)
Short Swaps:
Interest Rate Swaps (q)	Interest Rates	$(765,451)	10/16 - 5/46	$(17,504)
Interest Rate Swaps (x)	Interest Rates	(100,200)	6/17 - 6/19	(94)
Credit Default Swaps on Corporate Bond Indices (p)	Credit	(269,035)	12/16 - 6/21	(9,594)
North America
Credit Default Swaps on Asset-Backed Securities (p)
Mortgage-related—Residential	Credit	(3,093)	10/34 - 3/35	(262)
Credit Default Swaps on Corporate Bonds (p)
Basic Materials	Credit	(2,320)	6/17 - 3/21	(72)
Communications	Credit	(1,300)	6/21	(71)
Consumer	Credit	(26,590)	3/19 - 12/21	(2,747)
Industrial	Credit	(8,380)	6/21 - 12/21	(69)
Technology	Credit	(3,020)	3/20	(378)
Utilities	Credit	(860)	6/21	(121)
Total Credit Default Swaps on Corporate Bonds				(3,458)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Total Return Swaps (r)
Financial	Equity Market	$(99,938)	5/17 - 8/18	$(84)
Total Swaps (Net proceeds -$17,722)				(39,443)
Futures (-0.02%)
Long Futures:
Eurodollar Futures (t)	Interest Rates	11,000	6/17	(3)
Short Futures:
Eurodollar Futures (t)	Interest Rates	(62,000)	3/17 - 9/17	(90)
Total Futures				(93)
Forwards (-0.04%)
Short Forwards:
Currency Forwards (y)	Currency	(53,422)	12/16	(277)
Total Forwards				(277)
Options (-0.00%)
Purchased Options:
Written Options:
Put Options on Credit Default Swaps on Corporate Bond Indices (w)	Credit	(29,000)	10/16	(3)
Total Options (Proceeds -$29)				(3)
Total Financial Derivatives–Liabilities (Net proceeds -$17,751)				$(39,816)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2016 (CONCLUDED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At September 30, 2016, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 82.94%, 41.73%, and 22.45% of equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)	Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments.

(f)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Management Group L.L.C. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At September 30, 2016 loans for which the Company has beneficial interests in the net cash flows, totaled $6.2 million. See Note 7 to the Notes to Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At September 30, 2016 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $67.9 million. See Note 7 to the Notes to Consolidated Financial Statements.

(h)
Includes the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C., in the amount of $19.6 million as of September 30, 2016. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 7 to the Notes to Consolidated Financial Statements.

(i)	Includes non-performing commercial loans in the amount of $23.6 million whereby principal and/or interest is past due and a maturity date is not applicable.

(j)	Number of properties not shown in thousands, represents actual number of properties owned.

(k)	As of September 30, 2016, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $2.6 million.

(l)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(m)
At September 30, 2016, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 41.86%, 20.51%, and 14.61% of equity, respectively.

(n)	For long credit default swaps, the Company sold protection.

(o)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(p)	For short credit default swaps, the Company purchased protection.

(q)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(r)	Notional value represents number of underlying shares times the closing price of the underlying security.

(s)	Notional value represents outstanding principal balance on underlying corporate debt.

(t)	Every $1,000,000 in notional value represents one contract.

(u)	Notional value represents number of shares that warrants are convertible into.

(v)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(w)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(x)	The Company pays a floating rate and receives a floating rate.

(y)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	147.12%
Aaa/AAA/AAA	0.81%
A/A/A	0.05%
Baa/BBB/BBB	2.32%
Ba/BB/BB or below	27.42%
Unrated	47.88%

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Corporate Equity Investments (2.99%)
North America (2.99%)
Consumer
$1,592	Non-Exchange Traded Corporate Equity			$3,032
Diversified
160	Non-Exchange Traded Corporate Equity			2,389
Mortgage-related—Commercial
8,171	Non-Exchange Traded Preferred Equity Investment in Commercial Mortgage-Related Private Partnership			7,687
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			2,871
Mortgage-related—Residential
9,482	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			4,325
7,479	Non-Exchange Traded Equity Investment in Mortgage Originators			1,043
Technology
99	Non-Exchange Traded Corporate Equity			741
Total North America (Cost $22,598)				22,088
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Private Corporate Equity Investments (Cost $22,598)				22,088
Total Long Investments (Cost $1,672,400)				$1,661,118

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

(l)	For long credit default swaps, the Company sold protection.

(m)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(n)	For short credit default swaps, the Company purchased protection.

(o)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(p)	Notional value represents number of underlying shares times the closing price of the underlying security.

(q)	Notional value represents outstanding principal balance on underlying corporate debt.

(r)	Every $1,000,000 in notional value represents one contract.

(s)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of December 31, 2015, 343 long futures contracts were held.

(t)	Represents the option on the part of the Company to enter into a futures contract with a counterparty; as of December 31, 2015, 39 put options and 39 call options contracts were held.

(u)	Notional value represents number of shares that warrants are convertible into.

(v)	Represents the option on the part of the Company to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(w)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would pay a fixed rate and receive credit protection payments.

(x)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(y)	Represents the combination of a written payer swaption and a written receiver swaption on the same underlying swap.

(z)	Notional value represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.

(aa)	Notional value represents U.S. Dollars to be paid by the Company at the maturity of the forward contract.

(ab)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$16,662	$26,440	$56,078	$78,692
Other income	807	565	3,500	1,881
Total investment income	17,469	27,005	59,578	80,573
EXPENSES
Base management fee	2,485	2,849	7,649	8,720
Interest expense	4,143	3,073	11,845	8,926
Other investment related expenses	2,068	1,473	6,007	3,838
Professional fees	679	587	2,369	1,934
Administration fees	290	342	942	1,027
Compensation expense	589	366	1,720	1,045
Insurance expense	144	162	451	482
Directors' fees and expenses	66	62	204	195
Share-based LTIP expense	101	98	300	294
Other expenses	510	470	1,353	1,392
Total expenses	11,075	9,482	32,840	27,853
NET INVESTMENT INCOME	6,394	17,523	26,738	52,720
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	349	8,477	(398)	32,255
Financial derivatives, excluding currency forwards	(23,330)	1,943	(35,615)	(13,583)
Financial derivatives—currency forwards	1,525	415	221	1,890
Foreign currency transactions	(1,564)	(2,555)	(1,499)	(1,092)
	(23,020)	8,280	(37,291)	19,470
Change in net unrealized gain (loss) on:
Investments	7,379	(20,772)	6,363	(39,954)
Financial derivatives, excluding currency forwards	9,462	(3,354)	(15,149)	4,946
Financial derivatives—currency forwards	(1,855)	(153)	(1,402)	87
Foreign currency translation	2,190	2,403	3,108	(701)
	17,176	(21,876)	(7,080)	(35,622)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(5,844)	(13,596)	(44,371)	(16,152)
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	550	3,927	(17,633)	36,568
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	34	31	66	259
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$516	$3,896	$(17,699)	$36,309
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.02	$0.12	$(0.53)	$1.07

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITIED)

	Nine Month Period Ended September 30, 2016			Nine Month Period Ended September 30, 2015
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2015 and 12/31/2014, respectively)	$732,049	$6,903	$738,952	$782,155	$6,389	$788,544
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			26,738			52,720
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			(37,291)			19,470
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(7,080)			(35,622)
Net increase (decrease) in equity resulting from operations	(17,699)	66	(17,633)	36,309	259	36,568
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		4,747	4,747		1,430	1,430
Dividends(1)	(49,938)	(318)	(50,256)	(66,048)	(414)	(66,462)
Distributions to non-controlling interests		(2,560)	(2,560)		(1,410)	(1,410)
Adjustment to non-controlling interest	(10)	10	—	—	—	—
Shares repurchased	(8,797)		(8,797)	(623)		(623)
Share-based LTIP awards	298	2	300	292	2	294
Net increase (decrease) in equity from transactions	(58,447)	1,881	(56,566)	(66,379)	(392)	(66,771)
Net increase (decrease) in equity	(76,146)	1,947	(74,199)	(30,070)	(133)	(30,203)
ENDING EQUITY (9/30/2016 and 9/30/2015, respectively)	$655,903	$8,850	$664,753	$752,085	$6,256	$758,341

(1)	For the nine month periods ended September 30, 2016 and 2015, dividends totaling $1.50 and $1.95, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30,
	2016	2015
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$(17,633)	$36,568
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	36,073	(19,884)
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	9,706	34,466
Amortization of premiums and accretion of discounts (net)	19,053	7,786
Purchase of investments	(1,862,704)	(2,824,104)
Proceeds from disposition of investments	1,795,924	2,878,023
Proceeds from principal payments of investments	188,378	220,875
Proceeds from investments sold short	1,098,986	1,581,247
Repurchase of investments sold short	(1,175,609)	(1,897,897)
Payments on financial derivatives (1)	(315,221)	(326,626)
Proceeds from financial derivatives (1)	345,997	330,729
Share-based LTIP expense	300	294
(Increase) decrease in assets:
Repurchase agreements	(59,348)	62,410
Receivable for securities sold and financial derivatives	142,286	328,486
Due from brokers	15,350	(16,101)
Interest and principal receivable	3,067	(5,183)
Restricted cash	(753)	(5,580)
Other assets	(24,638)	(753)
Increase (decrease) in liabilities:
Due to brokers	(99,197)	(19,393)
Payable for securities purchased and financial derivatives	63,847	22,898
Accounts payable and accrued expenses	(730)	26
Other liabilities	(665)	1,297
Interest and dividends payable	1,472	(201)
Base management fee payable	(288)	(114)
Net cash provided by (used in) operating activities	163,653	389,269

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Month Period Ended September 30,
	2016	2015
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$4,747	$1,430
Shares repurchased	(8,797)	(623)
Offering costs paid	—	(56)
Dividends paid	(50,256)	(66,462)
Distributions to non-controlling interests	(2,560)	(1,410)
Proceeds from issuance of securitized debt	40,921	—
Principal payments on securitized debt	(10,151)	(254)
Borrowings under reverse repurchase agreements	4,740,559	7,188,017
Repayments of reverse repurchase agreements	(4,882,407)	(7,484,656)
Net cash provided by (used in) financing activities	(167,944)	(364,014)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,291)	25,255
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,909	114,140
CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,618	$139,395
Supplemental disclosure of cash flow information:
Interest paid	$10,996	$8,573
Share-based LTIP awards (non-cash)	300	294
Aggregate TBA trade activity (buys + sells) (non-cash)	17,241,758	27,491,213
Purchase of investments (non-cash)	(27,502)	—
Proceeds from the disposition of investments (non-cash)	80,029	—
Payments made to open financial derivatives (non-cash)	(4,000)	—
Proceeds from issuance of securitized debt (non-cash)	13,088	—
Principal payments on securitized debt (non-cash)	(13,088)	—
Repayments of reverse repurchase agreements (non-cash)	(48,527)	—

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Ellington Financial Management LLC ("EFM" or the "Manager") is an SEC-registered investment adviser and a registered commodity pool operator that serves as the Manager to the Company pursuant to the terms of its sixth amended and restated management agreement (the "Management Agreement"). EFM is an affiliate of Ellington Management Group, L.L.C., ("Ellington") an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Company's Board of Directors ("Board of Directors").
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
Investments in private operating entities, such as mortgage originators, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results and independent third party valuation estimates. These investments are designated as Level 3 assets.
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
Commitments to Purchase Residential Mortgage Loans: The Company has entered into forward purchase commitments under flow agreements, whereby the Company commits to purchasing the loans based on pre-defined underwriting guidelines and at stated interest rates. Actual loan purchases are contingent upon successful loan closings. These commitments to purchase mortgage loans are classified as derivatives on the Company's Consolidated Statement of Assets, Liabilities, and Equity and

are, therefore, recorded as assets or liabilities measured at fair value. Until the purchase commitment expires or the underlying loan closes, changes in the estimated fair value of such commitments are recognized as unrealized gains or losses in the Consolidated Statement of Operations.
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
(I) Transfers of Financial Assets: The Company enters into transactions whereby it transfers financial assets to third parties. Upon such a transfer of financial assets, the Company will sometimes retain or acquire interests in the related assets. The Company evaluates transferred assets pursuant to ASC 860-10, Transfers of Financial Assets, or "ASC 860-10," which requires that a determination be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor's continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. When a transfer of financial assets does not qualify as a sale, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral. ASC 860-10 is a standard that requires the Company to exercise significant judgment in determining whether a transaction should be recorded as a "sale" or a "financing."
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
(V) Income Taxes: The Company has been and continues to expect to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. In addition, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes, and one intends to elect to be taxed as a real estate investment trust, or "REIT," beginning with the tax year ending December 31, 2015. Upon this entity's filing of its 2015 tax return in the fall of 2016, it will formally make the election to be taxed as a REIT.
The Company follows the provisions of ASC 740-10, Income Taxes ("ASC 740-10"), which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals, based on the technical merits of the position. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2015, 2014, or 2013 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at September 30, 2016:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$50,000	$—	$—	$50,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$958,193	$19,824	$978,017
U.S. Treasury securities	—	5,373	—	5,373
Private label residential mortgage-backed securities	—	73,470	81,945	155,415
Private label commercial mortgage-backed securities	—	—	36,945	36,945
Commercial mortgage loans	—	—	56,969	56,969
Residential mortgage loans	—	—	44,075	44,075
Collateralized loan obligations	—	—	28,403	28,403
Consumer loans and asset-backed securities backed by consumer loans	—	—	119,099	119,099
Corporate debt	—	—	56,317	56,317
Real estate owned	—	—	3,584	3,584
Private corporate equity investments	—	—	15,518	15,518
Total investments, at fair value	—	1,037,036	462,679	1,499,715
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	5,857	5,857
Credit default swaps on corporate bond indices	—	15,849	—	15,849
Credit default swaps on corporate bonds	—	2,759	—	2,759
Credit default swaps on asset-backed indices	—	20,972	—	20,972
Interest rate swaps	—	11,581	—	11,581
Total return swaps	—	1	196	197
Options	—	2	—	2
Futures	14	—	—	14
Warrants	—	—	7,586	7,586
Total financial derivatives–assets, at fair value	14	51,164	13,639	64,817
Repurchase agreements	—	165,048	—	165,048
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$14	$1,253,248	$476,318	$1,729,580
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(511,754)	$—	$(511,754)
Government debt	—	(98,604)	—	(98,604)
Corporate debt	—	—	(39,187)	(39,187)
Common stock	(29,476)	—	—	(29,476)
Total investments sold short, at fair value	(29,476)	(610,358)	(39,187)	(679,021)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(9,594)	—	(9,594)
Credit default swaps on corporate bonds	—	(6,896)	—	(6,896)
Credit default swaps on asset-backed indices	—	(3,085)	—	(3,085)
Credit default swaps on asset-backed securities	—	—	(262)	(262)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Interest rate swaps	$—	$(18,299)	$—	$(18,299)
Total return swaps	—	(84)	(1,223)	(1,307)
Options	—	(3)	—	(3)
Futures	(93)	—	—	(93)
Forwards	—	(277)	—	(277)
Total financial derivatives–liabilities, at fair value	(93)	(38,238)	(1,485)	(39,816)
Guarantees(1)	—	—	(150)	(150)
Total investments sold short, financial derivatives–liabilities, and guarantees, at fair value	$(29,569)	$(648,596)	$(40,822)	$(718,987)

(1)	Included in Other liabilities on the Consolidated Statement of Assets, Liabilities, and Equity.
There were no transfers of financial instruments between Level 1 and Level 2 during the nine month period ended September 30, 2016.
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$51,029	Market Quotes	Non Binding Third-Party Valuation	$2.17	$116.28	$69.15
Collateralized loan obligations	24,292	Market Quotes	Non Binding Third-Party Valuation	12.25	434.04	85.10
Corporate debt and non-exchange traded corporate equity	11,928	Market Quotes	Non Binding Third-Party Valuation	0.40	115.25	94.79
Private label commercial mortgage-backed securities	18,636	Market Quotes	Non Binding Third-Party Valuation	4.84	70.52	34.36
Agency interest only residential mortgage-backed securities	18,131	Market Quotes	Non Binding Third-Party Valuation	2.58	22.52	10.67
Total return swaps	(1,027)	Market Quotes	Non Binding Third-Party Valuation (1)	50.70	100.25	87.07
Private label residential mortgage-backed securities	30,916	Discounted Cash Flows	Yield	2.0%	21.5%	10.6%
			Projected Collateral Prepayments	0.0%	75.4%	10.6%
			Projected Collateral Losses	2.7%	50.8%	40.7%
			Projected Collateral Recoveries	0.0%	52.6%	41.8%
			Projected Collateral Scheduled Amortization	0.0%	62.5%	6.9%
						100.0%
Private label commercial mortgage-backed securities	18,309	Discounted Cash Flows	Yield	8.3%	36.4%	21.9%
			Projected Collateral Losses	0.9%	4.6%	2.8%
			Projected Collateral Recoveries	4.6%	30.9%	13.6%
			Projected Collateral Scheduled Amortization	65.0%	94.4%	83.6%
						100.0%
Corporate debt and warrants	10,276	Discounted Cash Flows	Yield	16.9%	16.9%	16.9%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$4,111	Discounted Cash Flows	Yield	14.6%	35.1%	21.0%
			Projected Collateral Prepayments	27.9%	60.0%	50.3%
			Projected Collateral Losses	5.8%	22.6%	9.8%
			Projected Collateral Recoveries	1.5%	11.3%	4.7%
			Projected Collateral Scheduled Amortization	28.5%	50.1%	35.2%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	119,099	Discounted Cash Flows	Yield	7.9%	24.9%	10.6%
			Projected Collateral Prepayments	0.0%	42.7%	34.6%
			Projected Collateral Losses	0.9%	97.1%	8.5%
			Projected Collateral Scheduled Amortization	0.0%	85.4%	56.9%
						100.0%
Performing commercial mortgage loans	33,383	Discounted Cash Flows	Yield	8.0%	17.2%	11.2%
Non-performing commercial mortgage loans and commercial real estate owned	25,311	Discounted Cash Flows	Yield	10.2%	19.8%	14.7%
			Months to Resolution	6.0	38.1	20.2
Performing residential mortgage loans	40,576	Discounted Cash Flows	Yield	4.8%	14.9%	6.7%
Non-performing residential mortgage loans and residential real estate owned	5,358	Discounted Cash Flows	Yield	7.0%	9.0%	8.3%
			Months to Resolution	5.9	125.6	27.1
Credit default swaps on asset-backed securities	5,595	Net Discounted Cash Flows	Projected Collateral Prepayments	20.3%	29.7%	24.5%
			Projected Collateral Losses	14.9%	29.2%	22.9%
			Projected Collateral Recoveries	5.1%	12.8%	7.9%
			Projected Collateral Scheduled Amortization	39.3%	50.0%	44.7%
						100.0%
Non-exchange traded equity investments in commercial mortgage-related private partnerships	3,030	Discounted Cash Flows	Yield	16.5%	16.5%	16.5%
			Expected Holding Period (Months)	5.9	5.9	5.9
Agency interest only residential mortgage-backed securities	1,693	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	441	1,220	692
			Projected Collateral Prepayments	17.8%	100.0%	74.5%
			Projected Collateral Scheduled Amortization	0.0%	82.2%	25.5%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entities and warrants	15,000	Recent Transactions	Transaction Price	N/A	N/A	N/A
Guarantees	(150)	Cash Flows	Expected Cash Flows(3)	N/A	N/A	N/A

(1)	Represents valuations on underlying assets.

(2)	Shown in basis points.

(3)	Represents transactions with a remaining term of less than one year.

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
The tables below include a roll-forward of the Company's financial instruments for the three and nine month periods ended September 30, 2016 and 2015 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended September 30, 2016

(In thousands)	Ending Balance as of June 30, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$20,506	$(1,821)	$(77)	$(169)	$1,385	$—	$—	$—	$19,824
Private label residential mortgage-backed securities	112,511	256	(958)	6,086	—	(23,652)	1,517	(13,815)	81,945
Private label commercial mortgage-backed securities	34,942	429	87	(292)	5,335	(3,556)	—	—	36,945
Commercial mortgage loans	49,466	801	72	(1,140)	13,226	(5,456)	—	—	56,969
Residential mortgage loans	46,649	67	(78)	(66)	24,002	(26,499)	—	—	44,075
Collateralized loan obligations	33,109	(890)	(703)	2,844	4,241	(10,198)	—	—	28,403
Consumer loans and asset-backed securities backed by consumer loans	154,395	(2,919)	204	(2,290)	51,775	(82,066)	—	—	119,099
Corporate debt	36,974	(52)	(1,942)	3,753	83,700	(66,116)	—	—	56,317
Real estate owned	4,162	—	53	(214)	1,942	(2,359)	—	—	3,584
Private corporate equity investments	19,418	—	733	349	5,100	(10,082)	—	—	15,518
Total investments, at fair value	512,132	(4,129)	(2,609)	8,861	190,706	(229,984)	1,517	(13,815)	462,679
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	6,068	—	604	(221)	65	(659)	—	—	5,857
Total return swaps	824	—	3,222	(628)	954	(4,176)	—	—	196
Warrants	100	—	—	—	7,486	—	—	—	7,586
Total financial derivatives– assets, at fair value	6,992	—	3,826	(849)	8,505	(4,835)	—	—	13,639
Total investments and financial derivatives–assets, at fair value	$519,124	$(4,129)	$1,217	$8,012	$199,211	$(234,819)	$1,517	$(13,815)	$476,318
Liabilities:
Investments sold short, at fair value
Corporate debt	$(9,947)	$—	$(122)	$(7)	$20,974	$(50,085)	$—	$—	$(39,187)
Total investments sold short, at fair value	(9,947)	—	(122)	(7)	20,974	(50,085)	—	—	(39,187)

(In thousands)	Ending Balance as of June 30, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2016
(continued)
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(234)	$—	$18	$(67)	$47	$(26)	$—	$—	$(262)
Total return swaps	(1,016)	—	(2,143)	(207)	1,890	253	—	—	(1,223)
Total financial derivatives– liabilities, at fair value	(1,250)	—	(2,125)	(274)	1,937	227	—	—	(1,485)
Guarantees:
Guarantees	(312)	—	—	162	—	—	—	—	(150)
Total guarantees	(312)	—	—	162	—	—	—	—	(150)
Total investments sold short, financial derivatives– liabilities, and guarantees, at fair value	$(11,509)	$—	$(2,247)	$(119)	$22,911	$(49,858)	$—	$—	$(40,822)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2016. For Level 3 financial instruments held by the Company at September 30, 2016, change in net unrealized gain (loss) of $0.6 million, $(34) thousand, $0.4 million, $(1.1) million, and $0.2 million, for the three month period ended September 30, 2016 relate to investments, investments sold short, financial derivatives–assets, financial derivatives–liabilities, and guarantees, respectively.
During the three month period ended September 30, 2016, the Company transferred $13.8 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, during the three month period ended September 30, 2016, the Company transferred $1.5 million of non-Agency RMBS from Level 2 to Level 3. Since June 30, 2016, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.

Three Month Period Ended September 30, 2015

(In thousands)	Ending Balance as of June 30, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$30,385	$(2,249)	$—	$(1,135)	$1,354	$—	$—	$—	$28,355
Private label residential mortgage-backed securities	160,046	2,682	4,139	(5,191)	10,138	(27,217)	20,154	(14,294)	150,457
Private label commercial mortgage-backed securities	49,834	579	25	(151)	1,250	(9,022)	—	—	42,515
Commercial mortgage loans	55,310	(2)	543	(192)	4,305	(5,344)	—	—	54,620
Residential mortgage loans	20,929	279	714	(9)	3,902	(8,156)	—	—	17,659
Collateralized loan obligations	98,388	(4,862)	2,581	(2,678)	5,946	(42,572)	—	—	56,803
Consumer loans and asset-backed securities backed by consumer loans	52,457	(1,413)	—	180	43,830	(17,353)	—	—	77,701
Corporate debt	26,278	75	(28)	(3,212)	9,609	(4,475)	—	—	28,247
Real estate owned	9,502	—	437	(299)	8,007	(2,817)	—	—	14,830
Private corporate equity investments	22,349	—	—	(285)	—	(58)	—	—	22,006
Total investments, at fair value	525,478	(4,911)	8,411	(12,972)	88,341	(117,014)	20,154	(14,294)	493,193
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	9,449	—	446	(310)	10	(668)	—	—	8,927
Total return swaps	247	—	51	(71)	18	(69)	—	—	176
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	9,796	—	497	(381)	28	(737)	—	—	9,203
Total investments and financial derivatives–assets, at fair value	$535,274	$(4,911)	$8,908	$(13,353)	$88,369	$(117,751)	$20,154	$(14,294)	$502,396
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(280)	$—	$(18)	$18	$—	$18	$—	$—	$(262)
Total return swaps	(1,903)	—	854	(1,152)	(869)	15	—	—	(3,055)
Total financial derivatives– liabilities, at fair value	(2,183)	—	836	(1,134)	(869)	33	—	—	(3,317)
Securitized debt:
Securitized debt	(655)	(3)	—	1	154	—	—	—	(503)
Total securitized debt	(655)	(3)	—	1	154	—	—	—	(503)
Guarantees:
Guarantees	(13)	—	—	(1,216)	—	—	—	—	(1,229)
Total guarantees	(13)	—	—	(1,216)	—	—	—	—	(1,229)
Total financial derivatives– liabilities and securitized debt, and guarantees, at fair value	$(2,851)	$(3)	$836	$(2,349)	$(715)	$33	$—	$—	$(5,049)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2015, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2015. For Level 3 financial instruments held by the Company at September 30, 2015, change in net unrealized gain (loss) of $(11.8) million, $(0.3) million, $(1.3) million, $1 thousand, and

$(1.2) million, for the three month period ended September 30, 2015 relate to investments, financial derivatives–assets, financial derivatives–liabilities, securitized debt, and guarantees, respectively.
During the three month period ended September 30, 2015, the Company transferred $14.3 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, during the three month period ended September 30, 2015, the Company transferred $20.2 million of non-Agency RMBS from Level 2 to Level 3. These securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Nine Month Period Ended September 30, 2016

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$24,918	$(5,766)	$(168)	$(849)	$1,689	$—	$—	$—	$19,824
Private label residential mortgage-backed securities	116,435	1,518	(1,305)	2,995	7,439	(34,904)	8,360	(18,593)	81,945
Private label commercial mortgage-backed securities	34,145	1,315	409	(4,132)	13,179	(7,971)	—	—	36,945
Commercial mortgage loans	66,399	2,073	254	(917)	26,650	(37,490)	—	—	56,969
Residential mortgage loans	22,089	315	787	61	56,068	(35,245)	—	—	44,075
Collateralized loan obligations	45,974	(3,759)	98	3,261	5,418	(22,589)	—	—	28,403
Consumer loans and asset-backed securities backed by consumer loans	115,376	(8,515)	210	(2,839)	140,731	(125,864)	—	—	119,099
Corporate debt	27,028	(99)	(1,687)	1,652	136,020	(106,597)	—	—	56,317
Real estate owned	12,522	—	2,291	(545)	12,614	(23,298)	—	—	3,584
Private corporate equity investments	22,088	—	704	(182)	11,617	(18,709)	—	—	15,518
Total investments, at fair value	486,974	(12,918)	1,593	(1,495)	411,425	(412,667)	8,360	(18,593)	462,679
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	6,332	—	1,068	(476)	77	(1,144)	—	—	5,857
Total return swaps	85	—	3,119	111	1,377	(4,496)	—	—	196
Warrants	150	—	(50)	—	7,486	—	—	—	7,586
Total financial derivatives– assets, at fair value	6,567	—	4,137	(365)	8,940	(5,640)	—	—	13,639
Total investments and financial derivatives–assets, at fair value	$493,541	$(12,918)	$5,730	$(1,860)	$420,365	$(418,307)	$8,360	$(18,593)	$476,318
Liabilities:
Investments sold short, at fair value
Corporate debt	$(448)	$(8)	$409	$(566)	$32,230	$(70,804)	$—	$—	$(39,187)
Total investments sold short, at fair value	(448)	(8)	409	(566)	32,230	(70,804)	—	—	(39,187)

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2016
(continued)
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(221)	$—	$(61)	$(42)	$47	$15	$—	$—	$(262)
Total return swaps	(4,662)	—	(6,508)	3,438	6,576	(67)	—	—	(1,223)
Total financial derivatives– liabilities, at fair value	(4,883)	—	(6,569)	3,396	6,623	(52)	—	—	(1,485)
Guarantees:
Guarantees	(828)	—	—	678	—	—	—	—	(150)
Total guarantees	(828)	—	—	678	—	—	—	—	(150)
Total investments sold short, financial derivatives– liabilities, and guarantees, at fair value	$(6,159)	$(8)	$(6,160)	$3,508	$38,853	$(70,856)	$—	$—	$(40,822)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2016. For Level 3 financial instruments held by the Company at September 30, 2016, change in net unrealized gain (loss) of $(10.4) million, $(0.3) million, $(0.3) million, $(1.2) million, and $0.7 million, for the nine month period ended September 30, 2016 relate to investments, investments sold short, financial derivatives–assets, financial derivatives–liabilities, and guarantees, respectively.
During the nine month period ended September 30, 2016, the Company transferred $18.6 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, during the nine month period ended September 30, 2016, the Company transferred $8.4 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2015, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.

Nine Month Period Ended September 30, 2015

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$31,385	$(6,196)	$472	$373	$8,860	$(6,539)	$—	$—	$28,355
Private label residential mortgage-backed securities	274,369	7,524	16,855	(11,589)	64,366	(163,848)	9,667	(46,887)	150,457
Private label commercial mortgage-backed securities	53,311	2,507	549	(2,844)	21,382	(32,390)	—	—	42,515
Commercial mortgage loans	28,309	1,273	542	(812)	55,115	(29,807)	—	—	54,620
Residential mortgage loans	27,482	1,127	2,378	(80)	13,660	(26,908)	—	—	17,659
Collateralized loan obligations	123,338	(9,335)	2,533	(4,131)	55,533	(111,135)	—	—	56,803
Consumer loans and asset-backed securities backed by consumer loans	22,950	(4,832)	—	956	84,969	(26,342)	—	—	77,701
Corporate debt	42,708	121	80	(5,601)	22,239	(31,300)	—	—	28,247
Real estate owned	8,635	—	685	228	13,252	(7,970)	—	—	14,830
Private corporate equity investments	14,512	—	116	213	7,689	(524)	—	—	22,006
Total investments, at fair value	626,999	(7,811)	24,210	(23,287)	347,065	(436,763)	9,667	(46,887)	493,193
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$11,387	$—	$(717)	$392	$35	$(2,170)	$—	$—	$8,927
Total return swaps	—	—	336	176	39	(375)	—	—	176
Warrants	100	—	—	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	11,487	—	(381)	568	74	(2,545)	—	—	9,203
Total investments and financial derivatives–assets, at fair value	$638,486	$(7,811)	$23,829	$(22,719)	$347,139	$(439,308)	$9,667	$(46,887)	$502,396
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(239)	$—	$(60)	$(23)	$—	$60	$—	$—	$(262)
Total return swaps	—	—	1,207	(3,054)	(1,223)	15	—	—	(3,055)
Total financial derivatives– liabilities, at fair value	(239)	—	1,147	(3,077)	(1,223)	75	—	—	(3,317)
Securitized debt:
Securitized debt	(774)	(5)	—	21	255	—	—	—	(503)
Total securitized debt	(774)	(5)	—	21	255	—	—	—	(503)
Guarantees:
Guarantees	—	—	—	(1,229)	—	—	—	—	(1,229)
Total guarantees	—	—	—	(1,229)	—	—	—	—	(1,229)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,013)	$(5)	$1,147	$(4,285)	$(968)	$75	$—	$—	$(5,049)
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
During the nine month period ended September 30, 2015, the Company transferred $46.9 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, during the nine month period ended September 30, 2015, the Company transferred $9.7 million of non-Agency RMBS from Level 2 to Level 3. Following December 2014, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $160,480 and $94,602, respectively)	$170,192	$98,009
Receivable for securities sold relating to unsettled TBA sales	511,282	613,023
Liabilities:
TBA securities sold short, at fair value (Current principal: -$478,255 and -$580,992, respectively)	$(511,754)	$(612,777)
Payable for securities purchased relating to unsettled TBA purchases	(170,360)	(98,049)
Net short TBA securities, at fair value	(341,562)	(514,768)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and nine month periods ended September 30, 2016 and 2015 are summarized in the tables below:
Three and Nine Month Periods Ended September 30, 2016:

		Three Month Period Ended September 30, 2016		Nine Month Period Ended September 30, 2016
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$622	$(288)	$1,007	$(518)
Credit default swaps on asset-backed indices	Credit	983	(2,660)	3,790	(905)
Credit default swaps on corporate bond indices	Credit	(21,220)	12,572	(34,230)	(5,260)
Credit default swaps on corporate bonds	Credit	110	(14)	237	47
Total return swaps	Equity Market/Credit	(4,408)	(917)	(11,323)	3,466
Interest rate swaps	Interest Rates	182	1,087	(1,167)	(11,129)
Futures	Interest Rates/Equity Market	(89)	271	(824)	417
Forwards	Currency	1,525	(1,855)	221	(1,402)
Warrants	Equity Market	—	—	(50)	—
Mortgage loan purchase commitments	Interest Rates	—	—	—	8
Options	Credit/ Interest Rates	925	(656)	7,257	(298)
Total		$(21,370)	$7,540	$(35,082)	$(15,574)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $0.4 million and $0.3 million, for the three and nine month periods ended September 30, 2016, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(0.1) million and $1.0 million, for the three and nine month periods ended September 30, 2016, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Three and Nine Month Periods Ended September 30, 2015(1):

		Three Month Period Ended September 30, 2015		Nine Month Period Ended September 30, 2015
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$428	$(292)	$(777)	$369
Credit default swaps on asset-backed indices	Credit	(219)	(166)	(492)	(622)
Credit default swaps on corporate bond indices	Credit	(4,384)	4,968	(6,145)	5,639
Credit default swaps on corporate bonds	Credit	36	(54)	(903)	723
Total return swaps	Equity Market/Credit	3,639	(1,204)	1,075	(2,862)
Interest rate swaps(3)	Interest Rates	2	(7,585)	(8,945)	(1,787)
Futures	Interest Rates/Equity Market	(1,043)	(595)	1,425	(1,172)
Forwards	Currency	415	(153)	1,890	87
Options	Credit/ Interest Rates	3,484	1,621	1,179	4,567
Mortgage loan purchase commitments	Interest Rates	—	11	—	11
Total		$2,358	$(3,449)	$(11,693)	$4,953

(1)	Conformed to current period presentation.

(2)
Includes foreign currency translation on derivatives in the amount of $58 thousand and $(80) thousand, for the three and nine month periods ended September 30, 2015, respectively, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

(3)	Includes a $1.5 million reimbursement from a third party for the nine month period ended September 30, 2015.
The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine month period ended September 30, 2016 and the year ended December 31, 2015:

Derivative Type	Nine Month Period Ended September 30, 2016	Year Ended December 31, 2015
	(In thousands)
Interest rate swaps	$1,864,665	$2,463,892
Credit default swaps	1,910,985	1,080,772
Total return swaps	117,304	112,641
Futures	439,070	880,682
Options	441,866	865,600
Forwards	86,601	107,448
Warrants	1,640	1,554
Mortgage loan purchase commitments	5,926	2,093
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2016 and December 31, 2015, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at September 30, 2016 and December 31, 2015, are summarized below:

Credit Derivatives	Amount at September 30, 2016	Amount at December 31, 2015
(In thousands)
Fair Value of Written Credit Derivatives, Net	$10,467	$135,443
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(1,391)	$(369)
Notional Amount of Written Credit Derivatives (2)	$227,607	$(799,750)
Notional Amount of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$24,090	$17,322

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values paid up front ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at September 30, 2016, implied credit spreads on such contracts ranged between 57.0 and 5,847.5 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2015, implied credit spreads on such contracts ranged between 19.5 and 4,628.7 basis points. Total net up-front payments received relating to written credit derivatives outstanding at September 30, 2016 and December 31, 2015 were $10.2 million and $137.8 million, respectively.
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

At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with twenty counterparties as of September 30, 2016 and eighteen counterparties as of December 31, 2015.
At September 30, 2016, approximately 16% of open reverse repurchase agreements were with one counterparty. At December 31, 2015, approximately 15% of open reverse repurchase agreements were with one counterparty. As of September 30, 2016 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 3 days to 392 days and from 4 days to 666 days as of December 31, 2015. Interest rates on the Company's open reverse repurchase agreements ranged from (0.25)% to 3.52% as of September 30, 2016 and from 0.37% to 2.92% as of December 31, 2015.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS and Credit assets, which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and U.S. Treasury securities, by remaining maturity as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$448,489	0.71%	14	$295,277	0.54%	14
31-60 Days	197,704	0.71%	45	203,144	0.54%	44
61-90 Days	85,050	0.77%	75	239,431	0.68%	74
91-120 Days	14,709	0.75%	110	193,962	0.56%	106
151-180 Days	24,186	0.82%	164	1,506	1.57%	175
Total Agency RMBS	770,138	0.72%	35	933,320	0.58%	56
Credit:
30 Days or Less	30,386	1.05%	5	14,674	1.94%	17
31-60 Days	38,541	2.20%	45	26,419	1.87%	39
61-90 Days	22,240	2.77%	81	82,292	2.46%	67
91-120 Days	20,301	3.50%	119	—	—%	—
121-150 Days	1,406	2.64%	129	—	—%	—
151-180 Days	10,119	3.05%	165	24,193	2.62%	164
181-360 Days	11,723	2.99%	310	23,877	2.80%	346
>360 Days	63,209	3.25%	372	69,414	2.51%	666
Total Credit Assets	197,925	2.65%	177	240,869	2.47%	272
U.S. Treasury Securities:
30 Days or Less	15,751	1.11%	3	—	—%	—
Total U.S. Treasury Securities	15,751	1.11%	3	—	—%	—
Total	$983,814	1.11%	63	$1,174,189	0.97%	100
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are reverse repurchase agreements that the Company may have entered into prior to period end for which delivery of the borrowed funds is not scheduled until after period end in the amount of $4.4 million as of December 31, 2015.
As of September 30, 2016 and December 31, 2015, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.11 billion and $1.35 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2016 include investments in the amount of $20.8 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $23.0 million and additional securities with a fair value of $2.4 million as of September 30, 2016 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2015 include investments in the amount of $16.8 million that were sold prior to period end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $25.5 million and additional securities with a fair value of $5.1 million as of December 31, 2015 as a result of margin calls from various counterparties.
Securitized Debt
In addition to its borrowings under reverse repurchase agreements, the Company has entered into securitization transactions to finance certain of its commercial mortgage loans and REO which are accounted for as collateralized borrowings. As of September 30, 2016, the Company had outstanding borrowings in the amount of $30.8 million in connection with one such securitization which is reflected under the caption "Securitized debt," on the Company's Consolidated Statement of Assets, Liabilities, and Equity. As of September 30, 2016, the fair value of commercial mortgage loans and REO collateralizing this financing was $50.2 million. Interest accrues at a rate of LIBOR plus 3.25% and the debt has a maturity date of September 30, 2018. The Company did not have any outstanding borrowings classified as Securitized debt as of December 31, 2015. See Note 7, Related Party Transactions, for further information on the Company's securitized debt.
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
Summary information—For the three month periods ended September 30, 2016 and 2015, the total base management fee incurred was $2.5 million and $2.8 million, respectively. For the nine month periods ended September 30, 2016 and 2015, the total base management fee incurred was $7.6 million and $8.7 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2016 there was a Loss Carryforward of $17.5 million.
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
Summary information—The Company did not incur any expense for incentive fees for either of the three or nine month periods ended September 30, 2016 and 2015, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the nine month periods ended September 30, 2016 and 2015, the Company reimbursed the Manager $5.2 million and $2.9 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
The Company has non-controlling investments in the form of debt and equity in various mortgage originators. As of September 30, 2016, of the mortgage originators that the Company has invested in, two represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
In March 2015, the Company made an initial investment in a mortgage originator in the form of preferred and common stock. In addition, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans. See Note 15, Commitments and Contingencies, for further information on such flow agreement. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, equal to LIBOR plus 5.00%, on the unpaid amount of each advance from the date the advance is made until such advance is paid in full. The mortgage originator is required to repay advances made in full no later than two business days following the date the Company purchases the loans from the mortgage originator. As of September 30, 2016, there were $0.6 million in advances outstanding.
In connection with its equity interest in another mortgage originator, the Company has entered into agreements whereby it guarantees the performance of the mortgage originator under a third-party warehouse facility and a third-party master repurchase agreement. The Company also has funded and caused a letter of credit to be issued by a bank for the benefit of this mortgage originator, in order to assist it in complying with its state licensing requirements. See Note 15, Commitments and Contingencies for further information on the Company's guarantees of the third borrowing arrangements for the benefit of the mortgage originator.
Investments in Affiliates
The Company has investments in participation certificates related to consumer loans titled in the name of a related party of Ellington. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total amount of consumer loans, for which the Company has beneficial interests in the net cash flows, was $6.2 million and $3.8 million as of September 30, 2016 and December 31, 2015, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to consumer loans held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of consumer loans held in the related party trust, for which the Company has participating interests in the cash flows, was $67.9 million as of September 30, 2016, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with certain other entities managed by Ellington, or the "affiliated entities," in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the affiliated entities, respectively (the "SBC Assets"). In connection with this financing, each of the Company and the affiliated entities transferred their respective SBC Assets to a jointly owned entity, which in turn transferred these assets to a securitization trust. As of September 30, 2016, the trust has outstanding issued debt to a large financial institution in the amount of $70.3 million which amortizes over a period ending in September 2018. While the Company's SBC Assets were transferred to the securitization trust, the Company's SBC Assets and the related debt have not been derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continues to retain the risks and rewards of ownership of its SBC Assets. The Company's portion of the total debt outstanding as of September 30, 2016 was $30.8 million and is reflected under the caption "Securitized debt," on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent there is a default under the financing arrangement, such as the insolvency of either the Company or the affiliated entities, the assets of the non-defaulting party could be used to satisfy outstanding obligations under the financing arrangement. As of September 30, 2016, each of the affiliated entities was solvent.
Participation in Multi-Seller Consumer Loan Securitization
The Company participated in an August 2016 securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed special purpose entity, Consumer Installment Loan Trust, Series 2016-LD1, or "the Issuer." Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interest in the Acquiror. The Company's interest in the Acquiror is accounted for as a beneficial interest.
The notes and trust certificates issued by the Issuer are backed by the cash flows from the underlying consumer loans. The Company has no obligation to repurchase or replace securitized loans that subsequently become delinquent or are otherwise in default. However, if there are breaches of representations and warranties, the Company could, under certain circumstances be required to purchase or replace securitized loans. Cash flows collected on the underlying consumer loans are distributed to service providers, noteholders and trust certificate holders in accordance with the contractual priority of payments. Before the senior notes have been fully repaid, most of these cash inflows are applied first to service the loans, administer the Issuer, and repay the senior notes. After the senior notes have been fully repaid, most of these cash inflows are applied first to service the loans, administer the Issuer, and then to repay the subordinated notes. In any given period, and subject to the level of available cash flow, the residual certificates may receive payments. In addition, another affiliate of Ellington (the "Administrator"), acts as the administrator for the securitization and is paid a monthly fee for its services.

The Issuer is deemed to be a variable interest entity, or "VIE." A VIE is an entity having either total at-risk equity that is insufficient to finance its activities without additional subordinated financial support, or whose at-risk equity holders lack the ability to control the entity’s activities. Variable interests are investments or other interests in a VIE that will absorb portions of such VIE's expected losses or receive portions of the VIE's expected residual returns. Expected residual returns represent the expected positive variability in the fair value of a VIE's net assets. Because the Company holds a variable interest in the Issuer, and as the Issuer is deemed to be a VIE, the Company is required to evaluate its interest in the Issuer under ASC 810, Consolidation. Under the VIE model, the party that is deemed to be the primary beneficiary is required to consolidate the VIE. The primary beneficiary is defined as the party that has the power to direct the entity’s most significant economic activities and the ability to participate in the entity’s economics. While the Company retains credit risk in the securitization because the Company’s beneficial interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on those assets, the Company does not retain the power to direct the activities of the Issuer that most significantly impact the Issuer’s economic performance. As a result, the Company determined that neither the Company nor the Acquiror is the primary beneficiary of the Issuer, and therefore the Company has not consolidated the Issuer.
8. Long-Term Incentive Plan Units
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for both the three month periods ended September 30, 2016 and 2015 was $0.1 million. Total expense associated with Individual LTIPs for both the nine month periods ended September 30, 2016 and 2015 was $0.3 million.
The below table details on the Company's unvested LTIP units as of September 30, 2016:

Grant Recipient	Number of LTIP units Granted	Grant Date	Vesting Date(1)
Independent directors:
	8,403	September 13, 2016	September 12, 2017
Partially dedicated employees:
	7,822	December 15, 2015	December 15, 2016
	689	December 15, 2015	December 31, 2016
	5,949	December 15, 2015	December 15, 2017
	686	December 15, 2015	December 31, 2017
	6,247	December 11, 2014	December 11, 2016
Total unvested LTIP units at September 30, 2016	29,796

(1)	Date at which such LTIP units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of the Company's LTIP units for the three month periods ended September 30, 2016 and 2015:

	Three Month Period Ended September 30, 2016			Three Month Period Ended September 30, 2015
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (6/30/2016 and 6/30/2015, respectively)	375,000	74,938	449,938	375,000	54,314	429,314
Granted	—	8,403	8,403	—	7,425	7,425
Exercised	—	(2,475)	(2,475)	—	(1,947)	(1,947)
LTIP Units Outstanding (9/30/2016 and 9/30/2015, respectively)	375,000	80,866	455,866	375,000	59,792	434,792
LTIP Units Vested and Outstanding (9/30/2016 and 9/30/2015, respectively)	375,000	51,070	426,070	375,000	33,753	408,753

The following table summarizes issuance and exercise activity of the Company's LTIP units for the nine month periods ended September 30, 2016 and 2015:

	Nine Month Period Ended September 30, 2016			Nine Month Period Ended September 30, 2015
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2015 and 12/31/2014, respectively)	375,000	74,938	449,938	375,000	54,314	429,314
Granted	—	8,403	8,403	—	7,425	7,425
Exercised	—	(2,475)	(2,475)	—	(1,947)	(1,947)
LTIP Units Outstanding (9/30/2016 and 9/30/2015, respectively)	375,000	80,866	455,866	375,000	59,792	434,792
LTIP Units Vested and Outstanding (9/30/2016 and 9/30/2015, respectively)	375,000	51,070	426,070	375,000	33,753	408,753
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of September 30, 2016, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2016 these joint venture partners' interests in subsidiaries of the Company were $4.6 million.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the three month periods ended September 30, 2016 and 2015, the Board of Directors authorized dividends totaling $0.50 per share and $0.65 per share, respectively. Total dividends paid during the three month periods ended September 30, 2016 and 2015 were $16.6 million and $22.1 million, respectively. During the nine month periods ended September 30, 2016 and 2015, the Board of Directors authorized dividends totaling $1.50 per share and $1.95 per share, respectively. Total dividends paid during the nine month periods ended September 30, 2016 and 2015 were $50.3 million and $66.5 million, respectively.

The following table summarizes issuance, repurchase and other activity with respect to the Company's common shares for the three and nine month periods ended September 30, 2016 and 2015:

	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
Common Shares Outstanding (6/30/2016, 6/30/2015, 12/31/2015, and 12/31/2014, respectively)	32,743,356	33,449,678	33,126,012	33,449,678
Share Activity:
Shares repurchased	(126,771)	(34,507)	(509,427)	(34,507)
Director LTIP units exercised	2,475	1,947	2,475	1,947
Common Shares Outstanding (9/30/2016, 9/30/2015, 9/30/2016, and 9/30/2015, respectively)	32,619,060	33,417,118	32,619,060	33,417,118
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of September 30, 2016 and 2015, the Company's issued and outstanding common shares would increase to 33,286,926 and 34,063,910 shares, respectively.
On August 3, 2015, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the three month period ended September 30, 2016, the Company repurchased 126,771 shares at an average price per share of $17.14 and a total cost of $2.2 million. During the nine month period ended September 30, 2016, the Company repurchased 509,427 shares at an average price per share of $17.27 and a total cost of $8.8 million.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2016	2015	2016	2015
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$516	$3,896	$(17,699)	$36,309
Add: Net (decrease) increase in equity resulting from operations attributable to the participating non-controlling interest(1)	3	25	(112)	227
Net increase (decrease) in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	519	3,921	(17,811)	36,536
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	509	3,847	(17,460)	35,849
Net increase (decrease) in shareholders' equity resulting from operations– LTIP units	7	49	(239)	460
Dividends Paid(2):
Common shareholders	(16,309)	(21,727)	(49,263)	(65,211)
LTIP unit holders	(225)	(279)	(675)	(837)
Non-controlling interest	(106)	(138)	(318)	(414)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(16,640)	(22,144)	(50,256)	(66,462)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(15,800)	(17,880)	(66,723)	(29,362)
LTIP unit holders	(218)	(230)	(914)	(377)
Non-controlling interest	(103)	(113)	(430)	(187)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(16,121)	$(18,223)	$(68,067)	$(29,926)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	32,643,154	33,438,047	32,854,979	33,445,758
Weighted average participating LTIP units	451,125	430,267	450,336	429,635
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.50	$0.65	$1.50	$1.95
Undistributed (Distributed in excess of)	(0.48)	(0.53)	(2.03)	(0.88)
	$0.02	$0.12	$(0.53)	$1.07
Diluted earnings per common share:
Distributed	$0.50	$0.65	$1.50	$1.95
Undistributed (Distributed in excess of)	(0.48)	(0.53)	(2.03)	(0.88)
	$0.02	$0.12	$(0.53)	$1.07

(1)
For the three month periods ended September 30, 2016 and 2015, excludes net increase in equity resulting from operations of $31 thousand and $6 thousand, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9. For the nine month periods ended September 30, 2016 and 2015, excludes net increase in equity resulting from operations of $0.2 million and $32 thousand, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.

12. Counterparty Risk
As of September 30, 2016, investments with an aggregate value of approximately $1.12 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $20.8 million that were sold prior to period end but for which such sale had not yet settled as of September 30, 2016.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.12 billion in collateral for various reverse repurchase agreements as of September 30, 2016. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $76.1 million were held in custody at the Bank of New York Mellon Corporation.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	15%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of September 30, 2016:

Dealer	% of Total Due from Brokers
Morgan Stanley	38%
J.P. Morgan Securities Inc.	17%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of September 30, 2016:

Dealer	% of Total Receivable for Securities Sold
CS First Boston	38%
Bank of America Securities	23%
Wells Fargo Securities	17%
In addition, the Company held cash and cash equivalents of $179.6 million and $183.9 million as of September 30, 2016 and December 31, 2015, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	September 30, 2016	December 31, 2015
Bank of New York Mellon Corporation	72%	13%
BlackRock Liquidity TempFund	28%	54%
J.P. Morgan US Dollar Liquidity Fund	—%	27%
J.P. Morgan US Treasury Plus Premier Fund	—%	6%
13. Restricted Cash
The Company is required to maintain certain cash balances with counterparties and/or unrelated third parties for various activities and transactions.
In connection with the line of credit provided by the Company to one of the mortgage originators in which it has invested, as described in Note 7, Related Party Transactions, the Company has placed cash into a restricted account in the Company's name, which is available to be drawn upon by the mortgage originator as needed to fund the origination of residential mortgage loans designated for sale to the Company.
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
The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(In thousands)
Restricted cash balance related to:
Line of credit	$4,380	$427
Letter of credit	230	230
Flow consumer loan purchase and sale agreement	750	3,700
Minimum account balance required for regulatory purposes	250	500
Total	$5,610	$4,857
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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2016 and December 31, 2015. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$64,817	$(29,593)	$—	$(13,319)	$21,905
Repurchase agreements	165,048	(165,048)	—	—	—
Liabilities
Financial derivatives–liabilities	(39,816)	29,593	—	10,223	—
Reverse repurchase agreements	(983,814)	165,048	818,766	—	—

December 31, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$162,905	$(18,644)	$—	$(105,202)	$39,059
Repurchase agreements	105,700	(105,700)	—	—	—
Liabilities
Financial derivatives–liabilities	(60,472)	18,644	—	41,699	(129)
Reverse repurchase agreements	(1,174,189)	105,700	1,042,947	25,542	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of September 30, 2016 and December 31, 2015 were $1.12 billion and $1.36 billion, respectively. As of September 30, 2016 and December 31, 2015, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $11.2 million and $4.1 million, respectively. As of September 30, 2016 and December 31, 2015, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $25.9 million and $45.8 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2016 and December 31, 2015.
The Company has entered into a flow consumer loan purchase and sale agreement, open-ended in duration, with a third party whereby the Company has committed to purchase up to $100 million of eligible consumer loans. As of September 30, 2016, the Company has purchased $95.2 million in eligible consumer loans under this agreement.
In January 2016, the Company entered into a purchase agreement, open-ended in duration, with a third party whereby it has committed to purchase $375 million of principal balance of eligible consumer loans. As of September 30, 2016, the Company has purchased $9.8 million of principal balance in eligible consumer loans under the agreement.
In August 2015 the Company entered into participation and guarantee agreements whereby: (i) the Company purchased a $10 million participation interest in a borrowing facility structured as a repurchase agreement, or "Repo Facility," between two parties unrelated to the Company, and (ii) the Company guarantees the borrower's payment obligations under the Repo Facility. The borrower may borrow up to $200 million under the Repo Facility, which is collateralized by residential mortgage loans which are required to be (1) eligible for guarantee by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation, or (2) eligible for insurance by the Federal Housing Administration, or the U.S. Department of Veterans Affairs. To the extent the borrower performs under the Repo Facility over the term of the participation and guarantee agreements, the Company will be reimbursed in full its $10 million participation interest. Should the borrower default under the Repo Facility, the Company would be required to post to the lender an additional 5% of the then-outstanding amount borrowed under the Repo Facility and should the lender then exercise its rights under the guarantee, the Company could be required to purchase the mortgage loan collateral at a price equal to the aggregate amount borrowed under the Repo Facility, inclusive of accrued interest and any outstanding unused facility fees. In this case, the Company would have full recourse to the borrower to the extent of any deficit between the value of the mortgage loan collateral and the price paid by the Company for such collateral. The Company has the option, but not the obligation, to finance a specified portion of such purchase with the lender for up to six months via a pre-negotiated, committed repurchase facility. As a result of these agreements, the Company's risk is a function of the ongoing creditworthiness of the borrower and market value of the mortgage loan collateral in relation to the amount owed by the borrower under the Repo Facility. For its participation in this arrangement, the Company is paid monthly and quarterly fees based on the amount utilized under the Repo Facility. Fees received are included in "Other Income" on the Company's Consolidated Statement of Operations. The participation interest in the amount of $10 million is included in "Due from broker" on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The Company's obligation under this arrangement is deemed to be a guaranty under ASC 460-10, Guarantees, and is carried at fair value and included in "Other Liabilities," on the Consolidated Statement of Assets, Liabilities, and Equity.
As of September 30, 2016 the borrower utilized approximately $164.3 million under the Repo Facility and is performing on its obligations under such facility. The original agreement expired in August 2016. Following the expiration, the parties to the arrangement have agreed to several extensions with the most recent extension expiring on November 30, 2016.
Commitments and Contingencies Related to Investments in Mortgage Originators
As of September 30, 2016, the Company had non-controlling investments in multiple mortgage originators. In connection with certain of its investments in such mortgage originators, the Company has outstanding commitments and contingencies as described below.
In connection with its equity interest in a mortgage originator, as described in Note 7, Related Party Transactions, the Company has entered into agreements whereby it guarantees the performance of the mortgage originator under a warehouse facility and a master repurchase agreement. As of September 30, 2016, the Company's maximum aggregate guarantees were $120.0 million. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10, Guarantees, and are carried at fair value and included in "Other Liabilities," on the Consolidated Statement of Assets, Liabilities, and Equity.
In March 2015, the Company made an initial investment in another mortgage originator in the form of preferred and common stock. As described in Note 7, Related Party Transactions, the Company entered into a flow mortgage loan purchase and sale agreement with the mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, which it may modify in its sole discretion, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions. As of September 30, 2016, the Company purchased loans under this agreement in the amount of $64.5 million.
16. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
Beginning Shareholders' Equity Per Share (6/30/2016, 6/30/2015, 12/31/2015, and 12/31/2014, respectively)	$20.58	$23.04	$22.10	$23.38
Net Investment Income	0.20	0.52	0.81	1.58
Net Realized/Unrealized Gains (Losses)	(0.18)	(0.40)	(1.35)	(0.49)
Results of Operations Attributable to Equity	0.02	0.12	(0.54)	1.09
Less: Results of Operations Attributable to Non-controlling Interests	—	—	—	—
Results of Operations Attributable to Shareholders' Equity(1)	0.02	0.12	(0.54)	1.09
Dividends Paid to Common Shareholders	(0.50)	(0.65)	(1.50)	(1.95)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.01)	(0.03)	(0.03)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.02	0.01	0.08	0.02
Ending Shareholders' Equity Per Share (9/30/2016, 9/30/2015, 9/30/2016, and 9/30/2015, respectively)(3)	$20.11	$22.51	$20.11	$22.51
Shares Outstanding, end of period	32,619,060	33,417,118	32,619,060	33,417,118

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP units and OP Units previously issued were vested and exchanged for common shares as of September 30, 2016 and 2015, shareholders' equity per share would be $19.83 and $22.22, respectively.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly-traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
Total Return	0.13%	0.49%	(2.25)%	4.69%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three month periods ended September 30, 2016 and 2015, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 0.13% and 0.05%, respectively. For the nine month periods ended September 30, 2016 and 2015, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 8.14% and (1.09)%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
Net Investment Income (2)	3.80%	9.03%	5.14%	9.05%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended September 30, 2016	Three Month Period Ended September 30, 2015	Nine Month Period Ended September 30, 2016	Nine Month Period Ended September 30, 2015
Operating expenses, before interest expense and other investment related expenses	(2.89)%	(2.55)%	(2.88)%	(2.59)%
Interest expense and other investment related expenses	(3.69)%	(2.34)%	(3.43)%	(2.19)%
Total Expenses	(6.58)%	(4.89)%	(6.31)%	(4.78)%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
17. Subsequent Events
On October 31, 2016, the Company's Board of Directors approved a dividend for the third quarter of 2016 in the amount of $0.45 per share payable on December 15, 2016 to shareholders of record as of December 1, 2016.

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
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, or the "Operating Partnership." As of September 30, 2016, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through September 30, 2016, our Credit strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. However, while we believe opportunities in U.S. non-Agency MBS remain, we believe other asset classes offer attractive returns as well as asset diversification. These asset classes include residential and commercial mortgage loans, which can be performing, non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; consumer loans and ABS backed by consumer loans; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and distressed corporate debt. Our investments in these asset classes, together with our non-Agency MBS and real estate owned, are collectively referred to as our Credit portfolio. We believe that Ellington's proprietary research and analytics allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2016, we financed our asset purchases primarily through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings and we expect to continue to obtain the vast majority of our financing through the use of reverse repos. In addition to financing our assets through reverse repos, in March 2016 we entered into a securitization transaction to finance certain of our commercial mortgage loans and REO which was accounted for as a collateralized borrowing.
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
As of September 30, 2016, outstanding borrowings under reverse repos and securitized debt were $1.0 billion and our debt-to-equity ratio was 1.53 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings. Of our total borrowings outstanding as of September 30, 2016, approximately 76%, or $770 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, commercial mortgage loans and REO, and U.S. Treasury securities.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of September 30, 2016, our diluted book value per share was $19.83 as compared to $20.31 as of June 30, 2016 and $21.80 as of December 31, 2015. On a diluted basis, the Company's total return for the three and nine month periods ended September 30, 2016 was 0.14% and (2.19)%, respectively. Additionally our diluted net-asset-value-based total return was 156.31% from our inception (August 17, 2007) through September 30, 2016, and our annualized inception-to-date diluted net-asset-value-based total return was 10.86% as of September 30, 2016.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market and other credit markets include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In September 2016, the U.S. Federal Reserve, or "Federal Reserve," maintained its target range for the federal funds rate and its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Housing and Mortgage Market Statistics— Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for August showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, the Freddie Mac survey 30-year mortgage rate ended the third quarter of 2016 at 3.42%, down slightly from 3.48% at the end of the second quarter of 2016;

•
Government Sponsored Enterprise, or "GSE," and Government Agency Developments—The Federal Housing Finance Agency, or "FHFA," and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook— During the third quarter, we continued to shift our Credit portfolio away from securities such as non-Agency RMBS, and towards our loan businesses including consumer and non-QM mortgage loans. Given this continued shift in our assets, we have also been gradually reducing and repositioning our credit hedges. During the third quarter, U.S. interest rates trended somewhat higher and volatility was low. The large and frequent swings in interest rates that characterized the early part of 2016 were comparatively absent in the third quarter. Bias toward accommodative monetary policy by global central banks, in response to continued sluggish growth, contributed to the lower volatility and increased investor appetite for risk-taking. Many credit sensitive U.S. fixed income sectors, including non-Agency RMBS and high-yield corporate bonds, also performed well in the quarter, driven by investor demand for yield. High-yield corporate credit rallied over the course of the quarter, leading to net losses on our credit hedges.

Federal Reserve and U.S. Monetary Policy
On September 21, 2016, the Federal Open Market Committee, or "FOMC," announced that it would maintain the target range for the federal funds rate at 0.25% to 0.50%. In its September statement following the meeting, the FOMC indicated that economic activity has picked up from the modest pace seen in the first half of the year, and the labor market has continued to strengthen. The FOMC also stated that it expects that with gradual adjustments in the stance of monetary policy, the expansion of economic activity and the strengthening of the labor market will continue. Additionally, the FOMC indicated that it expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate will be warranted, and that the federal funds rate is likely to remain, for some time, below prevailing longer run levels.
Over the course of the third quarter, the 10-year U.S. Treasury yield increased by 12 basis points, from 1.47% as of June 30, 2016 to 1.59% as of September 30, 2016. We believe that there remains substantial risk that interest rates will increase from current levels, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and Credit portfolios using a variety of tools, including forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $42 billion, thus providing significant market support.
Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its July and August 2016 National Foreclosure Reports:

	As of
Number of Units (In thousands)	August 2016	May 2016	August 2015
Seriously Delinquent Mortgages(1)	1,085	1,123	1,366
Foreclosure Inventory	351	390	499

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
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
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	As of
Number of Units (In thousands)	September 2016	June 2016
Single-family	759	755
Multi-family	367	393
Source: U.S. Census Bureau

As of September 2016, average single-family housing starts during the trailing three months increased by 0.5% as compared to June 2016, while multi-family housing starts decreased by approximately 6.5% during the same period.
Through the third quarter of 2016, mid-single-digit home price appreciation continued, albeit at a somewhat more modest pace. Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for August 2016 showed that, on average, home prices posted a 5.1% year-over-year increase for its 20-City Composite and a 4.3% year-over-year increase for its 10-City Composite, after seasonal adjustments. Additionally, as indicated in the table above, as of August 2016, the national inventory of foreclosed homes fell to 351,000 units, a 29.6% decline when compared to August 2015; this represented the fifty-eighth consecutive month with a year-over-year decline and the lowest level since September 2007. As a result, there are many fewer unsold foreclosed homes hanging over the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.
While refinancing activity overall has been slower in recent periods relative to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications has increased over the past three years, with a 35.4% increase from March 2013 through September 2016. This steady increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

MBA Refinance Index (Application Volume)
Average Refinance Application Loan Size ($ thousands, trailing 4-week average)
6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
320
300
280
260
240
220
200
180
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

As shown in the figure above, higher loan balance borrowers tend to be more reactive to refinancing incentives, especially following steep declines in rates over a short period. After swift drops in mortgage rates in October 2014, January 2015, March 2015, the first six weeks of 2016 and late June 2016, the average refinanced loan size spiked, reflecting a surge in higher loan balance borrowers reacting to the recent decline in mortgage rates. This greater prepayment sensitivity for higher loan size borrowers is well established, and is due in part to greater awareness among such borrowers about refinancing opportunities, as well as greater absolute dollar incentives to refinance relative to lower loan size borrowers.

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
In addition, since the financial crisis, financial reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or "Dodd-Frank Act," and qualified mortgage, or "QM," mortgage guidelines, have dramatically increased the costs of underwriting, especially for niche products such as second lien and adjustable rate mortgages. Banks have reduced their footprint in the mortgage lending space as the scars of the financial crisis and higher capital requirements have increased the costs of doing business. More recently, market share has shifted to non-bank lenders, which do not face the same regulatory capital requirements as banks for servicing mortgages, and which possess superior technology to better assist borrowers in making more efficient refinancing decisions.
The shift in mortgage banking industry market share to more efficient non-bank lenders has contributed to the increase in aggregate prepayment speeds. For example, Quicken Loans Inc., or "Quicken," has become one of the leaders in efficient mortgage refinancing in recent years. As shown in the figure below, prepayment speeds on Quicken loans are among some of the fastest in the industry; however, Quicken may not continue to be the outlier that it used to be, as improved technology continues to be adopted by other lenders. In the figure below, we show the 3-month constant prepayment rate, or "CPR," for Freddie Mac 30-year fixed rate mortgages with original loan balances between $200,000 and $400,000, loan ages between 12 and 47 months, and with interest rates that are 50 to 100 basis points above then current market rates. While in recent years Quicken prepayment speeds were consistently as much as 10 to 20 CPR faster than those of other servicers during prepayment spikes, this differential has almost entirely evaporated in the past few months. Ultimately, technology-driven, industrywide increases in prepayment efficiency may put pressure on MBS prices and/or reduce the excess yield spread enjoyed by MBS investors.
As improved technology spreads, we believe that the lending industry will change in two important ways. First, more efficient mortgage origination should mean that some cost savings will be passed on to borrowers. Smaller balance loans, which are disproportionately used by lower income borrowers, should respond the most from a reduction in the fixed components of origination costs. Second, overall prepayment behavior should continue to grow in efficiency, as demonstrated by the higher prepayment speeds of mortgage loans serviced by Quicken and other non-bank mortgage originators. Assessing the ongoing evolution of these industrywide changes, including studying servicer-specific trends, is of increasing importance in investing in both specified pools and TBAs.

Prepayment Speeds of Bank vs Non-Bank Servicers
(Seasoned In-the-Money Freddie Mac Loans)
3-Month CPR
50
45
40
35
30
25
20
15
10
5
0
Aug-13
Nov-13
Feb-14
May-14
Aug-14
Nov-14
Feb-15
May-15
Aug-15
Nov-15
Feb-16
May-16
Aug-16
Bank
Non-Bank
Quicken

On October 7, 2016, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in September 2016, the U.S. unemployment rate was 5.0%, down from 5.1% a year earlier and at levels generally considered consistent with an economy near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps more relevant, measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 156,000 in September 2016. This year through September 2016, job growth has averaged 178,000 per month, compared with an average of 229,000 per month for the comparable period in 2015. The change in total non-farm payroll employment for July was revised down from 275,000 to 252,000, and the change for August was revised up from 151,000 to 167,000. With these revisions, employment gains in July and August combined were 7,000 lower than previously reported. Over the past three months, job gains have averaged 192,000 per month.
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
On August 25, 2016, the FHFA announced that the two GSEs will implement a new streamlined refinancing program aimed at borrowers with high LTV ratios. The new program, which will not be available until October 2017, will be available for GSE borrowers who are current on their mortgage but are presently unable to refinance because their LTV ratio exceeds the maximum limits currently allowed by the GSEs. The FHFA's stated objective in implementing this program is to enable high LTV borrowers to refinance when rates are low, thus making their mortgages more affordable, and in turn reducing credit risk exposure for the GSEs. In order to ensure that high LTV borrowers who are eligible for the Home Affordable Refinance Program ("HARP") will not be without a refinancing option before the new program becomes available, the FHFA has created a bridge to the new program by extending the HARP program through September 30, 2017. The new program should have a muted impact on prepayment speeds because only a small amount of loans not currently utilizing HARP will have high enough LTV ratios to qualify.
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
Portfolio Overview and Outlook
General Market Overview
During the third quarter, U.S. interest rates trended somewhat higher and many measures of implied volatility reached multi-year lows. The large and frequent swings in interest rates that characterized the early part of 2016 were comparatively absent in the third quarter. Bias toward accommodative monetary policy by global central banks, in response to continued sluggish growth, contributed to the lower volatility and increased investor appetite for risk-taking. Negative yields persisted throughout the quarter for many high quality sovereign bonds maintaining the global shortage of high quality, positive-yielding liquid fixed income investments. As a result, the higher yields and favorable liquidity offered by Agency RMBS continued to fuel demand from investors, especially those in search of high credit quality assets. This demand helped support Agency RMBS prices despite rising interest rates and increasing prepayment speeds. Many credit sensitive U.S. fixed income sectors, including non-Agency RMBS and high-yield corporate bonds, also performed well in the quarter, driven by investor demand for yield.
Since its December 2015 initial increase in the target range for the federal funds rate, which followed a long period of monetary policy easing actions, the Federal Reserve has not announced any additional interest rate increases. Concerns around a global economic slowdown, as well as mixed data regarding the state of the U.S. economy, have led the Federal Reserve to delay the timing and expected pace of increases in the target range. However, as market developments occur, speculation about when the Federal Reserve will resume its plan to increase rates continues to be a significant factor in the direction of interest rates.
The yield curve continued to flatten over the course of the third quarter, although less dramatically than it had in the second quarter. The 10-year U.S. Treasury yield increased 12 basis points to 1.59%, while the 2-year U.S. Treasury yield increased 18 basis points to 0.76%. Despite the rise in interest rates, the drop in interest rate volatility helped keep mortgage rates low over the course of the quarter; the Freddie Mac survey 30-year mortgage rate actually declined 6 basis points over the course of the quarter, and fell as low as 3.41% on July 7th, its lowest level since May 2013. In response, the Mortgage Bankers Association Refinance Index, which tracks the volume of mortgage loan refinancing applications, reached a one-year high on July 8, 2016.
Credit
As of September 30, 2016, our total long Credit portfolio (excluding derivatives) was $516.3 million, as compared to $570.5 million as of June 30, 2016. Over the course of the third quarter, and continuing recent trends, we net sold non-Agency RMBS. As we have sold down our non-Agency RMBS, we continued to reallocate capital to our consumer loan strategy, our commercial mortgage strategy, and our residential mortgage loan strategy, which includes our investments in certain specialty residential mortgage originators. As we have focused on growth in our loan portfolios, we have reduced our positions in certain other strategies such as distressed corporate debt and CLOs. In the third quarter, we completed our first widely syndicated securitization of consumer loans, while retaining the most subordinated tranches. Because this securitization was accounted for as a sale, the size of our consumer loan holdings declined, thereby contributing to the quarter-over-quarter reduction in our total Credit holdings.

Non-Agency RMBS rallied during the third quarter, in sympathy with many other credit-sensitive fixed income sectors, as investor demand continued to support higher-yielding but still reasonably liquid securities. As the case has been for some time, the fundamentals underlying non-Agency RMBS continue to be strong, led by a stable housing market. Our non-Agency RMBS portfolio benefited from strong net interest margins, appreciation from our held positions, and net realized gains from positions sold. We net sold non-Agency RMBS during the third quarter, mainly in order to redeploy the net proceeds into our other targeted Credit assets. While our non-Agency RMBS portfolio currently represents a much smaller portion of our total Credit portfolio than it ever has, it continues to be a core segment of our overall portfolio. We intend to continue to opportunistically increase and decrease the size of this portfolio as market conditions vary. As of September 30, 2016, our investments in U.S. non-Agency RMBS totaled $118.9 million as compared to $152.2 million as of June 30, 2016.
Our credit hedges are primarily in the form of financial instruments tied to high-yield corporate credit. These financial instruments include credit default swaps, or "CDS," on high-yield corporate bond indices, as well as tranches and options on these indices; short positions in and CDS on corporate bonds; and positions involving exchange traded funds, or "ETFs," of high-yield corporate bonds. We opportunistically overlay these credit hedges with certain relative value long/short positions involving the same or similar instruments. Throughout 2016, global central bank monetary policy has been highly accommodative, and has even included central bank corporate bond buying programs, first by the European Central Bank earlier in the year, and then by the Bank of England, as announced in August. The combination of negative yields on many high quality sovereign bonds, together with persistent central bank buying of corporate bonds, drove yields on global high quality corporate bonds to record low levels, and has pushed more overseas institutional investors into the U.S. corporate bond markets, including the high-yield corporate bond market. High-yield corporate credit rallied over the course of the quarter, leading to net losses on our credit hedges. Over the course of the third quarter, we shifted many of our credit hedges from CDS on high-yield corporate bond indices to certain instruments more directly tied to the performance of "cash" high-yield corporate bonds, as cash-CDS spreads in the high-yield corporate credit market have tightened significantly throughout the year. We also use interest rate hedges in our Credit strategy to protect our Credit portfolio against the risk of rising interest rates. The interest rate hedges in our Credit strategy are principally in the form of interest rate swaps and, to a lesser extent, Eurodollar futures. We had a net gain on foreign currency related transactions and translation, which was substantially offset by net losses on our foreign currency hedges. Our foreign currency related gains and losses relate to our holdings denominated in euros and British pounds. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to adjust our exposures nimbly through hedging both credit and interest rate risks.
Yield spread volatility continued in the CMBS market during the third quarter, especially in the second half of the quarter. Similar to the pattern of the second quarter, in the early part of the third quarter, yield spreads generally tightened but mid-quarter, reversed course and widened. In the early part of the quarter, spreads followed the trend of the macro fixed income market, but veered away upon the release of sector specific news of a significant number of upcoming store closures by a large retailer. Our CMBS portfolio continues to be comprised entirely of new issue "B-pieces" that we purchased at original issuance. B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is generally available in the secondary market, and to better target the collateral profiles and structures we prefer. CMBS yield spread volatility has reduced the pace of conduit commercial mortgage loan originations, and this led to lower CMBS conduit issuance in the first nine months of 2016. Conduit new issue volume in the first nine months of 2016 was $31.6 billion, or 32% lower than the first nine months of 2015. Our CMBS strategy performed well during the third quarter. We had positive net carry on our securities held and we sold certain positions at net gains. With the new risk retention rules coming into effect in December 2016, we expect to continue buying B-pieces where the issuer/sponsor vertically retains risk and are actively evaluating a sponsor retention investment strategy. While large investment banks—in their capacity as both loan aggregators and securitization underwriters—have historically dominated the CMBS securitization market, we anticipate that the new risk retention rules will significantly diminish this dominance, and create more profit opportunities for the few non-bank companies with both long-term capital and expertise in the space. As of September 30, 2016, our U.S. CMBS bond portfolio increased to $29.1 million, as compared to $27.0 million as of June 30, 2016.
As of September 30, 2016, our portfolio of small balance commercial mortgage loans included 20 loans and one real estate owned, or "REO," property with an aggregate value of $58.7 million; by comparison as of June 30, 2016 this portfolio included 20 loans and one REO property with an aggregate value of $51.3 million. Inclusive of hedges, we had a small net loss on our small balance commercial mortgage loan portfolio in the third quarter. The number and aggregate value of loans held, as well as the income generated by our loans, may fluctuate significantly from period to period, especially as loans are resolved or sold. In the first quarter, we had executed a two-year financing arrangement with a large financial institution for a subset of our small balance commercial mortgage loan portfolio. During the third quarter, we both extended the facility and added more loans to the line. As of September 30, 2016 and June 30, 2016 we had $30.8 million and $13.0 million, respectively in borrowings outstanding under this facility. We believe that volumes in this sector will accelerate as recent market turmoil may make it more difficult for many commercial mortgage loans—including many originated pre-crisis—to be refinanced at maturity.

While we continue to be active in European MBS, we are currently more focused on the European non-performing loan market. In Europe, we have purchased non-performing consumer loans, non-performing residential mortgage loans, and to a lesser extent non-performing commercial mortgage loans made to small and medium-sized enterprises. We believe that non-performing loans in certain select markets, such as in Spain and Portugal, will continue to present attractive opportunities, and we are actively pursuing additional opportunities in these and other countries. As of September 30, 2016, our investments in European non-dollar denominated assets totaled $62.1 million, as compared to $67.5 million as of June 30, 2016. As of September 30, 2016 our total holdings of European non-dollar denominated assets included $36.6 million in RMBS, $7.9 million in CMBS, $14.0 million in CLOs, $3.4 million in ABS, and $0.2 million in distressed corporate debt. As of June 30, 2016 our total holdings of European non-dollar denominated assets included $39.1 million in RMBS, $7.9 million in CMBS, $17.8 million in CLOs, $2.5 million in ABS, and $0.2 million in distressed corporate debt. These assets include securities denominated in British pounds as well as in euros. Net of hedges, our European portfolio performed well during the third quarter.
We remain active in non-performing and sub-performing U.S. residential mortgage loans, or "residential NPLs." Offering volumes continue to be dominated by the U.S. Department of Housing and Urban Development, or "HUD," the Government Sponsored Enterprises, or "GSEs," and large banks. Fannie Mae has emerged as the largest government-related participant, having ramped up its residential NPL sales program materially since its inception in April of 2015. The market for large residential NPL pools has remained highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the residential NPLs that they purchase. As a result, we have continued to focus our acquisitions on smaller, less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers. Our residential NPL portfolio net of hedges was essentially break-even for the third quarter. As of September 30, 2016, we held $7.6 million in residential NPLs and related foreclosure property, as compared to $9.5 million as of June 30, 2016. Towards the end of the third quarter, we began financing some of our residential NPLs under a new facility with a large financial institution. This should not only increase our return on equity in this business, but should also enable us to increase our presence in the residential NPL market: in the past we have turned down certain opportunities for lack of financeability. While our portfolio declined in size in the third quarter, we are actively evaluating several residential NPL pools for purchase, and we expect our holdings to increase over the near-term.
During the third quarter we continued to add to our consumer loan portfolio. This portfolio primarily consists of unsecured loans, but also includes auto loans. Our U.S. consumer loan and ABS assets generated income in the third quarter, but this income was offset by losses on credit hedges. We are currently purchasing consumer loans under flow agreements with multiple originators, and we continue to evaluate new opportunities in the space. We expect the relative contribution of our U.S. consumer loans to increase as the portfolio continues to ramp up in volume. In August, we participated in our first widely syndicated securitization of consumer loans, contributing approximately $63 million of our consumer loan portfolio to the securitization, while retaining the most subordinated tranches. Even though the securitization is treated as a sale for accounting purposes, it essentially enables us to achieve long-term financing for the securitized pool. In addition, we continue to finance many of the rest of our consumer loans through reverse repurchase agreements with a large financial institution. As of September 30, 2016, our investments in U.S. consumer loans and ABS totaled $115.7 million, as compared to $151.9 million as of June 30, 2016. The quarter-over-quarter decline in our holdings was the result of the sale accounting treatment applying to the securitization transaction.
We expect that our investments in non-QM loans will continue to grow meaningfully over the medium to longer term. The pace of our non-QM loan purchases continued to accelerate in the third quarter, and fourth quarter production is expected to average more than $10 million per month. As of September 30, 2016, our non-QM mortgage loans totaled $38.3 million as compared to $39.4 million as of June 30, 2016. During the third quarter, we executed a block sale to a third party of approximately $21 million of our non-QM loans. The primary objective of the sale was to validate our assumptions about the market for non-QM loans, and this objective was accomplished, while we also benefited from a favorable sale execution. To date, our non-QM loan performance has been excellent, and the number of states where our origination partner is producing loans for us has increased according to expectations. We finance certain of our non-QM loans under a facility with a large financial institution.
In the third quarter, we increased our investment in a reverse mortgage originator in which we have been invested since September 2014. We increased our invested capital in this originator from approximately $3.8 million as of June 30, 2016 to $12.5 million as of September 30, 2016. Concurrently with our additional investment, another financial institution also invested $12.5 million in the originator. With this increased capital base, this originator intends to significantly expand its footprint in the reverse mortgage origination space.

Agency
As of September 30, 2016, our long Agency RMBS portfolio was $807.8 million as compared to $849.7 million as of June 30, 2016.
Consistent with past quarters, as of September 30, 2016, our Agency RMBS were principally comprised of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools comprised of low loan balance mortgages, pools comprised of mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics. Our Agency strategy also includes RMBS which are backed by ARMs or Hybrid ARMs, and reverse mortgages; and CMOs, including IOs, POs, and IIOs. Our Agency strategy also includes interest rate hedges for our Agency RMBS, as well as certain relative value trading positions in interest rate-related and TBA-related instruments.
Bolstered by high demand from both domestic and overseas investors, prices of 30-year fixed rate Agency RMBS increased over the course of the third quarter, even while interest rates rose slightly and overall prepayment rates increased. Overall prepayment rates reached their highest levels since 2012, and exceeded most sell-side estimates. Newer mortgages originated by non-bank lenders have been prepaying at a particularly fast pace. Strong borrower credit, high mortgage loan balances, and enhanced originator/servicer technology and infrastructure each played a role in the increased prepayment speeds.
Although specified pools with prepayment protection features also experienced a quarter-over-quarter increase in overall prepayment speeds, this increase was significantly less than that of generic pools, and accounted for the relative outperformance of specified pools relative to generic pools during the quarter. Specified pools include loans with low principal balances, for example. Such loans continue to show much more muted prepayment responses to lower mortgage rates. Our Agency RMBS portfolio, which remains concentrated in specified pools, was well insulated from the large increase in generic pool prepayment rates during the quarter. We believe that specified pools will continue to outperform generic pools as the presence of the Federal Reserve (which focuses its purchases on generic pools) shrinks in the Agency RMBS market and as newer vintage Agency RMBS prepayment speeds remain high. In the current climate of elevated prepayment speeds, relative pricing among the many sectors of the Agency RMBS market, including both the generic "TBA" sectors and the many sub-sectors of the specified pool market, is often highly inefficient, and so careful asset selection remains of paramount importance. We believe that our research-driven modeling and analytics provide us with a significant advantage in selecting assets and navigating difficult markets.
For the quarter ended September 30, 2016, we had total net realized and unrealized gains of $0.8 million, or $0.02 per share, on our aggregate Agency RMBS portfolio. Over the course of the third quarter, average pay-ups on our specified pools increased to 1.12% as of September 30, 2016, from 1.05% as of June 30, 2016. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Our portfolio turnover for the quarter was 5.7% (as measured by sales and excluding paydowns), and we captured net realized gains of $0.8 million, excluding interest rate hedges.
During the third quarter, we continued to use short positions in TBAs to hedge interest rate risk. TBAs underperformed specified pools during the quarter as more investors sought pools with prepayment protection. Because we held a net short position in TBAs against our long position in specified pools, this underperformance of TBAs relative to specified pools benefited our results for the quarter. To the extent that prepayment rates remain elevated, we believe that the underperformance of generic pools relative to specified pools will persist. During the quarter, we increased our net short TBA hedges and reduced our interest rate swap hedges in our Agency strategy. We also slightly reduced our short positions in U.S. Treasury securities.
During the third quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of September 30, 2016, the weighted average coupon on our fixed rate specified pools was 4.04%. Our Agency RMBS portfolio also includes modest allocations to Agency reverse mortgage pools, Agency IOs (including reverse mortgage IOs), and Agency ARMs. Notably, reverse mortgage IOs tightened significantly throughout the third quarter, whereas previously they had not participated in the larger overall tightening in the market. Overall, we believe that there remains a heightened risk of substantial interest rate and prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.

The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended September 30, 2016, June 30, 2016 and March 31, 2016.

	Three Month Period Ended
	September 30, 2016	June 30, 2016	March 31, 2016
Three Month Constant Prepayment Rates(1)	12.2%	10.3%	8.9%

(1)	Excludes Agency fixed rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2016 and December 31, 2015:

		September 30, 2016			December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
Fixed rate Agency RMBS:		(In thousands)			(In thousands)
15-year fixed rate mortgages:
	3.00	$19,630	$20,656	19	$21,707	$22,434	12
	3.50	63,006	67,112	20	68,743	72,367	15
	4.00	12,495	13,429	39	13,546	14,405	33
	4.50	3,765	4,061	66	4,564	4,914	56
Total 15-year fixed rate mortgages		98,896	105,258	24	108,560	114,120	19
20-year fixed rate mortgages:
	4.00	2,295	2,496	35	6,114	6,558	25
	4.50	1,251	1,386	34	1,352	1,471	25
Total 20-year fixed rate mortgages		3,546	3,882	35	7,466	8,029	25
30-year fixed rate mortgages:
	3.00	3,888	4,050	29	7,395	7,406	35
	3.50	94,305	100,527	18	112,219	116,168	17
	4.00	274,357	298,028	20	320,635	341,144	14
	4.50	123,218	136,480	26	171,237	186,509	17
	5.00	54,298	60,738	43	63,336	70,117	34
	5.50	3,932	4,418	93	5,402	6,012	84
	6.00	3,430	3,934	81	4,141	4,673	73
Total 30-year fixed rate mortgages		557,428	608,175	24	684,365	732,029	18
Total fixed rate Agency RMBS		$659,871	$717,315	24	$800,391	$854,178	19
Our net Agency premium as a percentage of our long Agency RMBS holdings is one metric that we use to measure our overall prepayment risk. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on long Agency RMBS holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe we are exposed to market-wide increases in Agency RMBS prepayments. The net short TBA position related to our long Agency RMBS had a notional value of $366.9 million and a fair value of $393.4 million as of September 30, 2016, and a notional value of $348.2 million and a fair value of $375.2 million as of June 30, 2016. As of each of September 30, 2016 and June 30, 2016, our net Agency premium as a percentage of fair value on long Agency RMBS holdings was approximately 4.7%. Excluding TBA positions used to hedge our long Agency RMBS portfolio, our Agency premium as a percentage of fair value was approximately 8.1% and 8.0% as of September 30, 2016 and June 30, 2016, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBAs. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
Our weighted average cost of funds, including reverse repo and securitized debt financing for the quarter ended September 30, 2016 decreased 5 basis points to 1.26%, from 1.31% for the quarter ended June 30, 2016. Although the average cost of funds for our overall Credit portfolio declined slightly quarter-over-quarter, we expect that, as we continue to increase the size of our loan portfolio and reduce the size of our Credit securities portfolio, the average cost of funds for our overall Credit portfolio will increase since the borrowing costs for loans are generally higher than those for securities. Borrowing rates for each of our various asset classes were relatively stable during the three month period ended September 30, 2016.
Notwithstanding the increase in short-term interest rates over the course of the third quarter, Agency repo costs remained relatively constant. As a result of changes in money market fund regulations, there has been a significant investor shift away from "prime" money market funds, which under the new regulations are now susceptible to daily changes in their share prices, and into "government" money market funds. Because government money market funds are among the biggest providers of Agency RMBS repo, the increased assets of these funds has resulted in an increase in the supply of Agency RMBS repo financing, thereby putting downward pressure on the cost of Agency RMBS repo, and largely offsetting the increase in short-term interest rates.
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
Our leverage ratio including reverse repo and securitized debt decreased to 1.50:1, excluding U.S. Treasury securities, as of September 30, 2016, as compared to 1.59:1 as of June 30, 2016. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of September 30, 2016 and December 31, 2015.

	September 30, 2016					December 31, 2015
(In thousands)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)
Non-Agency RMBS and Residential Mortgage Loans	$328,145	$198,320	$60.44	$191,897	$58.48	$450,262	$272,117	$60.44	$265,855	$59.04
Non-Agency CMBS and Commercial Mortgage Loans	180,194	90,101	50.00	99,538	55.24	169,422	98,668	58.24	103,578	61.14
ABS and Consumer Loans	137,457	135,837	98.82	139,980	101.84	150,946	149,149	98.81	150,890	99.96
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)	645,796	424,258	65.70	431,415	66.80	770,630	519,934	67.47	520,323	67.52
Agency RMBS:
Floating	12,457	13,115	105.28	12,941	103.88	15,777	16,615	105.31	16,610	105.29
Fixed	659,857	717,315	108.71	701,153	106.26	800,391	854,178	106.72	850,775	106.29
Reverse Mortgages	52,013	57,571	110.69	56,887	109.37	62,197	66,860	107.50	68,135	109.55
Total Agency RMBS(4)	724,327	788,001	108.79	770,981	106.44	878,365	937,653	106.75	935,520	106.51
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)(4)	1,370,123	1,212,259	88.48	1,202,396	87.76	1,648,995	1,457,587	88.39	1,455,843	88.29
Agency Interest Only RMBS	n/a	19,824	n/a	21,992	n/a	n/a	24,918	n/a	26,237	n/a
Non-Agency Interest Only and Principal Only MBS and Other(5)	n/a	16,648	n/a	18,940	n/a	n/a	18,966	n/a	22,768	n/a
TBAs:
Long	160,480	170,192	106.05	169,890	105.86	94,602	98,009	103.60	97,914	103.50
Short	(478,255)	(511,754)	107.00	(511,170)	106.88	(580,992)	(612,777)	105.47	(612,749)	105.47
Net Short TBAs	(317,775)	(341,562)	107.49	(341,280)	107.40	(486,390)	(514,768)	105.83	(514,835)	105.85
Long U.S. Treasury Securities	5,362	5,373	100.20	5,379	100.31	—	—	—	—	—
Short U.S. Treasury Securities	(41,437)	(41,585)	100.36	(41,199)	99.43	(90,120)	(89,489)	99.30	(89,735)	99.57
Short European Sovereign Bonds	(55,234)	(57,019)	103.23	(57,023)	103.24	(23,907)	(24,562)	102.74	(26,010)	108.80
Repurchase Agreements	165,048	165,048	100.00	164,669	99.77	105,702	105,700	100.00	105,329	99.65
Long Corporate Debt	78,646	56,317	71.61	62,424	79.37	62,530	27,028	43.22	34,786	55.63
Short Corporate Debt	(39,317)	(39,187)	99.67	(38,850)	98.81	(1,120)	(448)	39.96	(676)	60.34
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	10,544	n/a	9,877	n/a	n/a	15,926	n/a	16,251	n/a
Non-Exchange Traded Corporate Equity	n/a	4,974	n/a	6,333	n/a	n/a	6,162	n/a	6,347	n/a
Short Common Stock	n/a	(29,476)	n/a	(29,044)	n/a	n/a	(1,471)	n/a	(1,878)	n/a
Real Estate Owned	n/a	3,584	n/a	3,861	n/a	n/a	12,522	n/a	12,254	n/a
Total		$985,742		$988,475			$1,038,071		$1,046,681

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(3)	Excludes non-Agency Interest Only and Principal Only MBS and Other.

(4)	Excludes Agency Interest Only RMBS.

(5)	Other includes equity tranches of CLOs, Other private label securities, and residual-like non-Agency RMBS and ABS backed by consumer loans.
The following table summarizes our financial derivatives portfolio(1) as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$28,936	$(3,072)	$5,926	$(309)
Short CDS on RMBS and CMBS Indices	(134,719)	20,959	(95,589)	5,354
Short CDS on Individual RMBS	(10,675)	5,595	(12,176)	6,111
Net Mortgage-Related Derivatives	(116,458)	23,482	(101,839)	11,156
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	157,716	15,849	793,824	135,752
Short CDS referencing Corporate Bond Indices	(269,035)	(9,594)	(1,017,121)	(45,407)
Long CDS on Corporate Bonds	40,955	(2,310)	—	—
Short CDS on Corporate Bonds	(65,880)	(1,827)	(13,370)	(673)
Purchased Put Options on CDS on Corporate Bond Indices(2)	—	—	138,000	2,050
Written Put Options on CDS on Corporate Bond Indices(3)	(29,000)	(3)	(171,750)	(720)
Written Call Options on CDS on Corporate Bond Indices(4)	—	—	(273,100)	(884)
Long Total Return Swaps on Corporate Equities (5)	—	—	21,670	—
Short Total Return Swaps on Corporate Equities (5)	(146,600)	(83)	(4,106)	—
Long Total Return Swaps on Corporate Debt (6)	13,564	(1,027)	45,051	(4,577)
Interest Rate Derivatives:
Long Interest Rate Swaps	478,756	10,787	675,207	6,976
Short Interest Rate Swaps	(926,030)	(17,505)	(1,126,600)	(1,967)
Long U.S. Treasury Note Futures (7)	—	—	44,000	(233)
Long Eurodollar Futures (8)	11,000	(3)	23,000	17
Short Eurodollar Futures (8)	(164,000)	(76)	(396,000)	(280)
Purchased Straddle Swaptions	—	—	8,400	(31)
Written Straddle Swaptions	—	—	(13,100)	(125)
Interest Rate Caps	61,908	2	—	—
Purchased Put Options on U.S. Treasury Security Futures(9)	—	—	3,900	61
Purchased Call Options on U.S. Treasury Security Futures(10)	—	—	3,900	51
Total Net Interest Rate Derivatives		(6,795)		4,469
Other Derivatives:
Long Foreign Currency Forwards(11)	—	—	2,734	(13)
Short Foreign Currency Forwards(12)	(53,422)	(277)	(95,326)	1,138
Warrants(13)	1,647	7,586	1,555	150
Mortgage Loan Purchase Commitments(14)	—	—	7,713	(8)
Total Net Derivatives		$25,001		$102,433

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the option on our part to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(3)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would receive a fixed rate and pay credit protection payments.

(4)	Represents the option on the part of a counterparty to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(5)	Notional value represents number of underlying shares times the closing price of the underlying security.

(6)	Notional value represents outstanding principal on underlying corporate debt.

(7)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held. As of December 31, 2015, a total of 343 contracts were held.

(8)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(9)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 put options contracts were held.

(10)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 call options contracts were held.

(11)	Notional amount represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(12)	Notional amount represents U.S. Dollars to be received by us at the maturity of the forward contract.

(13)	Notional value represents number of shares that warrants are convertible into.

(14)	Notional amount represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.
As of September 30, 2016, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.7 billion as compared to $3.0 billion as of December 31, 2015. Total liabilities as of September 30, 2016 and December 31, 2015 were $2.0 billion and $2.3 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $1.7 billion and $1.9 billion as of September 30, 2016 and December 31, 2015, respectively, while our investments sold short and financial derivatives included in total liabilities were $718.8 million and $789.2 million as of September 30, 2016 and December 31, 2015, respectively. Investments sold short are primarily comprised of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2016 and December 31, 2015, we had a net short TBA position of $341.6 million and $514.8 million, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of September 30, 2016, total assets included $170.2 million of TBAs as well as $511.3 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2015, total assets included $98.0 million of TBAs as well as $613.0 million of receivables for securities sold relating to unsettled TBA sales. As of September 30, 2016, total liabilities included $511.8 million of TBAs sold short as well as $170.4 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2015, total liabilities included $612.8 million of TBAs sold short as well as $98.0 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We often hold long and/or short positions in corporate equities. Our short and long positions in corporate equities can serve either as portfolio hedges or as relative value opportunities. In addition, we have acquired certain of our distressed corporate loans synthetically, in the form of total return swaps. We have also implemented an interest rate derivatives trading strategy. Within this strategy, we can take long and/or short positions in various interest rate-related instruments, such as U.S. Treasury securities, interest rate swaps, futures, and options. While some of the trading positions in this strategy are intended as hedges for various exposures in our overall portfolio, we also may take speculative positions to capitalize on what we view as market inefficiencies or anomalies.
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

We have entered into reverse repos to finance some of our assets. As of September 30, 2016 and December 31, 2015, indebtedness outstanding on our reverse repos was approximately $1.0 billion and $1.2 billion, respectively. As of September 30, 2016, we had total Agency RMBS financed with reverse repos of $802.7 million as compared to $971.1 million as of December 31, 2015. As of September 30, 2016, we had total Credit assets financed with reverse repos of $296.9 million as compared to $383.8 million as of December 31, 2015. As of September 30, 2015 we also had total U.S. Treasury securities financed with reverse repos of $15.6 million. We did not have any U.S. Treasury securities financed with reverse repos at December 31, 2015. Outstanding indebtedness under reverse repos for Agency RMBS as of September 30, 2016 and December 31, 2015 was $770.1 million and $933.3 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of September 30, 2016 and December 31, 2015 was $197.9 million and $240.9 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of September 30, 2016 was $15.8 million. We did not have any reverse repos on U.S. Treasury securities at December 31, 2015. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of September 30, 2016 we had outstanding indebtedness of $30.8 million in the form of a securitized debt transaction used to finance $50.2 million of commercial loans and REO. There was no indebtedness under securitized debt transactions as of December 31, 2015. As of September 30, 2016 and December 31, 2015 our debt-to-equity ratio was 1.53 to one and 1.59 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of September 30, 2016 was 1.50 to one. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of September 30, 2016 and December 31, 2015, our derivative and TBA counterparties posted an aggregate value of approximately $15.6 million and $114.1 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the nine month period ended September 30, 2016, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $17.2 billion, as compared to $27.5 billion for the nine month period ended September 30, 2015. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of September 30, 2016, our equity decreased by approximately $74.2 million to $664.8 million from $739.0 million as of December 31, 2015. This decrease principally consisted of a net decrease in equity resulting from operations for the nine months ended September 30, 2016 of $(17.6) million, dividends paid of $50.3 million, distributions to joint venture partners of approximately $2.6 million, and payments to repurchase common shares of $8.8 million, partially offset by an increase related to contributions from our non-controlling interests of approximately $4.7 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $655.9 million as of September 30, 2016.
Results of Operations for the Three Month Periods Ended September 30, 2016 and 2015
The table below represents the net increase (decrease) in equity resulting from operations for the three month periods ended September 30, 2016 and 2015.

	Three Month Period Ended September 30,
(In thousands except per share amounts)	2016	2015
Interest income	$16,662	$26,440
Other income	807	565
Total investment income	17,469	27,005
Expenses:
Base management fee	2,485	2,849
Interest expense	4,143	3,073
Other investment related expenses	2,068	1,473
Other operating expenses	2,379	2,087
Total expenses	11,075	9,482
Net investment income	6,394	17,523
Net realized and change in net unrealized gain (loss) on investments	7,728	(12,295)
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(13,868)	(1,411)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	(330)	262
Net foreign currency gain (loss)	626	(152)
Net increase in equity resulting from operations	550	3,927
Less: Net increase in equity resulting from operations attributable to non-controlling interests	34	31
Net increase in shareholders' equity resulting from operations	$516	$3,896
Net increase in shareholders' equity resulting from operations per share	$0.02	$0.12
Summary of Net Increase in Shareholders' Equity from Operations
For the three month periods ended September 30, 2016 and September 30, 2015, we had a net increase in shareholders' equity resulting from operations of $0.5 million and $3.9 million, respectively. The period-over-period decrease in our results of operations was principally due to a decrease in our net investment income for the three month period ended September 30, 2016. Lower interest income was the main component of the period-over period change in net investment income. The decrease in interest income was primarily the result of a decrease in the size of our investment portfolio, as we have reduced our capital allocation to our securities portfolio and are reallocating that capital to our loan portfolio, which continues to ramp up in size. We also employed less leverage in our Agency RMBS portfolio in the current period as compared to the same period in 2015. As our loan portfolio continues to grow, our expectation is that our interest income and leverage will increase from current levels. During the three month period ended September 30, 2016, our long portfolio performed well. Our investments in securities benefited from tightening spreads and our active trading, and the credit performance of our loan portfolios met with our expectations. While interest rates increased over the course of the third quarter, interest rate volatility was relatively low. Credit spreads of many asset classes tightened, including non-Agency RMBS and high-yield corporate bonds. Spread tightening for high-yield corporate bonds led to losses on our credit hedges, which substantially dampened our results for the quarter. Our credit hedges are primarily in the form of financial instruments tied to high-yield corporate credit. Total return based on changes in "net asset value" or "book value" for our common shares was 0.13% for the three month period ended September 30, 2016 as compared to 0.49% for the three month period ended September 30, 2015. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $6.4 million for the three month period ended September 30, 2016 as compared to $17.5 million for the three month period ended September 30, 2015. Net investment income consists of interest and other income less total expenses. The period-over-period decrease in net investment income was primarily due to lower interest income for the three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015.
Interest Income
Interest income was $16.7 million for the three month period ended September 30, 2016 as compared to $26.4 million for the three month period ended September 30, 2015. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. For the three month period ended September 30, 2016, interest income from our Agency RMBS was $4.7 million, while for the three month period ended September 30, 2015, interest income was $10.1 million. For the three month period ended September 30, 2016, interest income from our Credit portfolio was $11.8 million, while for the three month period ended September 30, 2015, interest income was $16.2 million. The decrease in interest income was primarily due to a decline in our average portfolio holdings, as well as a decrease in the average yield of our Credit and Agency portfolios. The decrease in the average yield of our Credit portfolio was generally based on the decrease in the relative contribution from certain higher-yielding asset classes in which our positions have decreased in size.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the three month periods ended September 30, 2016 and 2015:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended September 30, 2016	$11,830	$573,420	8.25%	$4,659	$817,632	2.28%	$16,489	$1,391,053	4.74%
Three month period ended September 30, 2015	$16,193	$620,723	10.43%	$10,086	$1,142,619	3.53%	$26,279	$1,763,342	5.96%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the three month periods ended September 30, 2016 and 2015, base management fee incurred, which is based on total equity at the end of each quarter, was $2.5 million and $2.8 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos and securitized debt of $1.04 billion and $1.38 billion for the three month periods ended September 30, 2016 and 2015, respectively. Our total interest expense, inclusive of interest expense on our counterparties' cash collateral held by us, increased to $4.1 million for the three month period ended September 30, 2016 as compared to $3.1 million for the three month period ended September 30, 2015. This increase in our interest expense was in part due to the increase in the cost of repo and securitized debt in the current period relative to the prior period. In December 2015, for the first time in several years, the

Federal Reserve increased the target range for the federal funds rate by 25 basis points to 0.25% to 0.50% from 0.0% to 0.25%.The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings now relate to our growing loan portfolios, and as loans generally carry higher borrowing rates and debt issuance costs as compared to securities.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos and securitized debt for the three month periods ended September 30, 2016 and 2015.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2016	$781,539	$1,413	0.72%	0.51%	1.15%
For the three month period ended September 30, 2015	$1,107,020	$1,273	0.46%	0.20%	0.51%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2016	$247,108	$1,875	3.02%	0.51%	1.15%
For the three month period ended September 30, 2015	$255,340	$1,455	2.26%	0.20%	0.51%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2016	$15,974	$15	0.38%	0.51%	1.15%
For the three month period ended September 30, 2015	$16,461	$(8)	(0.18)%	0.20%	0.51%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended September 30, 2016	$1,044,621	$3,303	1.26%	0.51%	1.15%
For the three month period ended September 30, 2015	$1,378,821	$2,720	0.78%	0.20%	0.51%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.48% and 0.96% for the three month periods ended September 30, 2016 and 2015, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.26% and 5.00% for the three month periods ended September 30, 2016 and 2015, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three month periods ended September 30, 2016 and 2015, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.

Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the three month periods ended September 30, 2016 and 2015 other investment related expenses were $2.1 million and $1.5 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios, which have increased in size period over period.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended September 30, 2016 were $2.4 million as compared to $2.1 million for the three month period ended September 30, 2015. The increase in our other operating expenses was primarily related to increased professional fees and compensation expense.
Net Realized and Unrealized Gains (Losses) on Investments
During the three month period ended September 30, 2016, we had net realized and unrealized gains on investments of $7.7 million as compared to net realized and unrealized losses of $(12.3) million for the three month period ended September 30, 2015. Net realized and unrealized gains on investments of $7.7 million for the three month period ended September 30, 2016 resulted principally from net realized and unrealized gains from U.S. and European non-Agency RMBS and CLOs, Agency RMBS pass-throughs, and distressed corporate loans, partially offset by net realized and unrealized losses on small balance commercial mortgage loans, consumer loans and ABS, sovereign debt, TBAs and U.S. Treasury securities. Our net short positions in TBAs, U.S. Treasury and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. Interest rate volatility was relatively low in three month period ended September 30, 2016 and yield spreads on many sectors of the fixed-income market tightened over the period.
Net realized and unrealized losses on investments of $(12.3) million for the three month period ended September 30, 2015 resulted principally from net realized and unrealized losses on short TBAs, Agency IOs, non-Agency RMBS and CMBS, short U.S. Treasury positions, distressed corporate debt holdings, and CLOs, partially offset by net realized and unrealized gains on Agency RMBS pass-throughs, and residential and small balance commercial mortgage loans.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three month period ended September 30, 2016, we had net realized and unrealized losses on our financial derivatives of $(14.2) million as compared to net realized and unrealized losses of $(1.1) million for the three month period ended September 30, 2015. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our derivative credit hedges are primarily in the form of instruments tied to high-yield corporate credit and credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or corporate entities. We have acquired certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $(14.2) million on our financial derivatives for the three month period ended September 30, 2016 resulted primarily from net losses related to our CDS on high yield corporate bond indices, CDS on asset-backed indices, and total return swaps, partially offset by net gains on our interest rate swaps. Net foreign exchange transaction and translation gains were largely offset by net realized and unrealized losses on our foreign currency forwards. Translation and transaction gains were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(1.1) million for the three month period ended September 30, 2015 resulted primarily from net realized and unrealized losses related to interest rate swaps and futures, partially offset by net realized and unrealized gains from our total return swaps and options.

Results of Operations for the Nine Month Periods Ended September 30, 2016 and 2015
The table below represents the net increase (decrease) in equity resulting from operations for the nine month periods ended September 30, 2016 and 2015.

	Nine Month Period Ended September 30,
(In thousands except per share amounts)	2016	2015
Interest income	$56,078	$78,692
Other income	3,500	1,881
Total investment income	59,578	80,573
Expenses:
Base management fee	7,649	8,720
Interest expense	11,845	8,926
Other investment related expenses	6,007	3,838
Other operating expenses	7,339	6,369
Total expenses	32,840	27,853
Net investment income	26,738	52,720
Net realized and change in net unrealized gain (loss) on investments	5,965	(7,699)
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(50,764)	(8,637)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	(1,181)	1,977
Net foreign currency gain (loss)	1,609	(1,793)
Net increase (decrease) in equity resulting from operations	(17,633)	36,568
Less: Net increase in equity resulting from operations attributable to non-controlling interests	66	259
Net increase (decrease) in shareholders' equity resulting from operations	$(17,699)	$36,309
Net increase (decrease) in shareholders' equity resulting from operations per share	$(0.53)	$1.07
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the nine month period ended September 30, 2016 we had a net decrease in shareholders' equity resulting from operations of $(17.7) million and for the nine month period ended September 30, 2015 we had a net increase in shareholders' equity resulting from operations of $36.3 million. The period-over-period reversal in our results of operations was due to an increase in our net realized and unrealized losses on our financial derivatives and a decrease in our net investment income. Lower interest income was the main component of the period-over-period change in net investment income. The decrease in interest income was primarily the result of a decrease in the size of our investment portfolio, as we have reduced our capital allocation to our securities portfolio and are reallocating that capital to our loan portfolio, which continues to ramp up in size. We also employed less leverage in our Agency RMBS portfolio in the current period as compared to the same period in 2015. As our loan portfolio continues to grow, our expectation is that our interest income and leverage will increase from current levels. During the nine month period ended September 30, 2016, we had significant net realized and unrealized losses on our credit hedges. Because our credit hedges are primarily in the form of short positions in financial instruments tied to high-yield corporate debt, we incurred losses as high-yield corporate credit rallied meaningfully during the period. These losses were partially offset by positive results from our securities portfolios, including non-Agency RMBS, CMBS and Agency RMBS, and from our loan portfolios, including consumer loans, small balance commercial mortgage loans and residential mortgage loans. Total return based on changes in "net asset value" or "book value" for our common shares was (2.25)% for the nine month period ended September 30, 2016 as compared to 4.69% for the nine month period ended September 30, 2015. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $26.7 million for the nine month period ended September 30, 2016 as compared to $52.7 million for the nine month period ended September 30, 2015. Net investment income consists of interest and other income less total expenses. The period-over-period decrease in net investment income was primarily due to lower interest income for the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015.

Interest Income
Interest income was $56.1 million for the nine month period ended September 30, 2016 as compared to $78.7 million for the nine month period ended September 30, 2015. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. For the nine month period ended September 30, 2016, interest income from our Agency RMBS was $17.5 million, while for the nine month period ended September 30, 2015, interest income was $27.3 million. For the nine month period ended September 30, 2016, interest income from our Credit portfolio was $37.5 million, while for the nine month period ended September 30, 2015, interest income was $51.0 million. The decrease in interest income was primarily due to a decline in our average portfolio holdings, as well as a decrease in the average yield of our Credit and Agency portfolios. The decrease in the average yield of our Credit portfolio was generally based on the decrease in the relative contribution from certain higher-yielding asset classes in which our positions have decreased in size.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the nine month periods ended September 30, 2016 and 2015:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine month period ended September 30, 2016	$37,517	$575,504	8.69%	$17,537	$887,485	2.63%	$55,054	$1,462,990	5.02%
Nine month period ended September 30, 2015	$50,987	$686,091	9.91%	$27,296	$1,167,559	3.12%	$78,283	$1,853,650	5.63%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the nine month periods ended September 30, 2016 and 2015, base management fee incurred, which is based on total equity at the end of each quarter, was $7.6 million and $8.7 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos and securitized debt of $1.12 billion and $1.44 billion for the nine month periods ended September 30, 2016 and 2015, respectively. Our total interest expense, inclusive of interest expense on our counterparties' cash collateral held by us, increased to $11.8 million for the nine month period ended September 30, 2016, as compared to $8.9 million for the nine month period ended September 30, 2015. This increase in our interest expense was in part due to the increase in the cost of repo and securitized debt in the current period relative to the prior period. In December 2015, for the first time in several years, the Federal Reserve increased the target range for the federal funds rate by 25 basis points to 0.25% to 0.50% from 0.0% to 0.25%.The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings now relate to our growing loan portfolios, and as loans generally carry higher borrowing rates and debt issuance costs as compared to securities.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos and securitized debt for the nine month periods ended September 30, 2016 and 2015.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2016	$842,784	$4,338	0.69%	0.46%	0.99%
For the nine month period ended September 30, 2015	$1,113,736	$3,361	0.40%	0.18%	0.44%

Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2016	$265,125	$5,703	2.87%	0.46%	0.99%
For the nine month period ended September 30, 2015	$300,346	$4,799	2.14%	0.18%	0.44%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2016	$15,922	$34	0.28%	0.46%	0.99%
For the nine month period ended September 30, 2015	$22,335	$(4)	(0.02)%	0.18%	0.44%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the nine month period ended September 30, 2016	$1,123,831	$10,075	1.20%	0.46%	0.99%
For the nine month period ended September 30, 2015	$1,436,417	$8,156	0.76%	0.18%	0.44%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.43% and 0.98% for the nine month periods ended September 30, 2016 and 2015, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.59% and 4.65% for the nine month periods ended September 30, 2016 and 2015, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the nine month periods ended September 30, 2016 and 2015, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the nine month periods ended September 30, 2016 and 2015 other investment related expenses were $6.0 million and $3.8 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios, which have increased in size period over period.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the nine month period ended September 30, 2016 were $7.3 million as compared to $6.4 million for the nine month period ended September 30, 2015. The increase in our other operating expenses was primarily related to increased professional fees and compensation expense.

Net Realized and Unrealized Gains (Losses) on Investments
During the nine month period ended September 30, 2016, we had net realized and unrealized gains on investments of $6.0 million as compared to net realized and unrealized losses of $7.7 million for the nine month period ended September 30, 2015. Net realized and unrealized gains on investments of $6.0 million for the nine month period ended September 30, 2016 resulted principally from net realized and unrealized gains on Agency RMBS, U.S. non-Agency RMBS, U.S. and European CLOs, commercial and residential REO, partially offset by net realized and unrealized losses on TBAs, U.S. Treasury securities, U.S. and European CMBS, consumer loans and distressed corporate debt. Our net short positions in TBAs, U.S. Treasury and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the nine month period ended September 30, 2016, the fixed income markets included periods of significant volatility. Over the course of the period, yields spreads on some asset classes widened while others tightened.
Net realized and unrealized gains on investments of $7.7 million for the nine month period ended September 30, 2015 resulted principally from net realized and unrealized gains on non-Agency RMBS, residential and consumer loans, REO, Agency IOs, and net short positions in sovereign bonds, partially offset by net realized and unrealized losses on Agency pass-throughs, non-Agency CMBS, CLOs, distressed debt, and net short positions in U.S. Treasury securities and TBAs.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the nine month period ended September 30, 2016, we had net realized and unrealized losses on our financial derivatives of $(51.9) million as compared to net realized and unrealized losses of $(6.7) million for the nine month period ended September 30, 2015. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our derivative credit hedges are primarily in the form of short positions in instruments tied to high-yield corporate credit, and credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS. We also use total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or corporate entities. We have acquired certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $(51.9) million on our financial derivatives for the nine month period ended September 30, 2016 resulted primarily from net losses related to our CDS on high yield corporate bond indices, our interest rate swaps, and our total return swaps, partially offset by net gains on our options on CDS on high yield corporate bond indices and our CDS on asset-backed indices. Net foreign exchange transaction and translation gains were largely offset by net realized and unrealized losses on our foreign currency forwards. Translation and transaction gains were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(6.7) million for the nine month period ended September 30, 2015 resulted primarily from net losses related to our interest rate swaps, partially offset by net realized and unrealized gains on our options.
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

The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Nine Month Period Ended September 30, 2016	$1,044,621	$983,814
Nine Month Period Ended September 30, 2015	$1,436,417	$1,372,794
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	September 30, 2016
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$494,626	50.3%
31 - 60 Days	236,245	24.0%
61 - 90 Days	107,290	10.9%
91 - 120 Days	35,010	3.6%
121 - 150 Days	1,406	0.1%
151 - 180 Days	34,305	3.5%
181 - 360 Days	11,723	1.2%
> 360 Days	63,209	6.4%
	$983,814	100.0%
Reverse repos involving underlying investments that we sold prior to September 30, 2016, for settlement following September 30, 2016, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2016, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 31.5% with respect to Credit assets, 5.1% with respect to Agency RMBS assets, and 12.0% overall. As of December 31, 2015 these respective weighted average contractual haircuts were 32.8%, 5.3%, and 13.1%.
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
As of September 30, 2016 and December 31, 2015, we had $1.0 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of September 30, 2016, the remaining terms on our reverse repos ranged from 3 days to 392 days, with a weighted average remaining term of 63 days. As of December 31, 2015, the remaining terms on our reverse repos ranged from 4 days to 666 days, with a weighted average remaining term of 100 days. Our reverse repo borrowings were with a total of twenty counterparties as of September 30, 2016 and eighteen counterparties as of December 31, 2015. As of September 30, 2016 and December 31, 2015, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 1.11% and 0.97%, respectively. As of September 30, 2016, our reverse repos had interest rates ranging from (0.25)% to 3.52%. As of December 31, 2015, our reverse repos had interest rates ranging from 0.37% to 2.92%. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.1 billion and $1.4 billion as of September 30, 2016 and December 31, 2015, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-

initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
In addition to our borrowings under reverse repurchase agreements, in March 2016 we entered into a securitization transaction to finance certain of our commercial mortgage loans and REO which was accounted for as a collateralized borrowing. As of September 30, 2016 we had outstanding borrowings in the amount of $30.8 million in connection with this securitization which is reflected under the caption "Securitized debt" on the Consolidated Statement of Assets, Liabilities, and Equity. As of September 30, 2016, the fair value of commercial mortgage loans and REO collateralizing this financing was $50.2 million. Interest accrues on this debt at a rate of LIBOR plus 3.25% and the debt has a maturity date of September 30, 2018. See Note 7 in the notes to our consolidated financial statements for further information on the Company's securitized debt.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2016	$983,814	$1,044,621	$1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,158,155	1,205,385
December 31, 2015(1)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589
December 31, 2014	1,669,433	1,882,629	1,889,410
September 30, 2014	1,395,132	1,214,553	1,395,132
June 30, 2014	1,188,831	1,172,898	1,190,258
March 31, 2014	1,175,907	1,167,542	1,175,907
December 31, 2013	1,236,166	1,301,378	1,328,601

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

Amount at risk represents the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity December 31, 2015. There were no amounts at risk relating to our reverse repos that were greater than 5% of total equity as of September 30, 2016.
December 31, 2015:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
CS First Boston	$52,463	143	7.1%
Wells Fargo Bank, N.A.	$45,147	501	6.1%
Although we typically finance most of our holdings of Agency RMBS, as of September 30, 2016 and December 31, 2015, we held unencumbered Agency pools, on a settlement date basis, in the amount of $0.5 million and $1.6 million, respectively.
We held cash and cash equivalents of approximately $179.6 million and $183.9 million as of September 30, 2016 and December 31, 2015, respectively.
On August 3, 2015, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the three month period ended September 30, 2016 we repurchased 126,771 common shares at an average price per share of $17.14 and a total cost of $2.2 million. During the nine month period ended September 30, 2016 we repurchased 509,427 common shares at an average price per share of $17.27 and a total cost of $8.8 million. Since the inception of the repurchase plan through November 4, 2016 we repurchased 926,568 common shares at a total cost of $15.9 million.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the nine month period ended September 30, 2016, we paid total dividends in the amount of $50.3 million related to the three month periods ended December 31, 2015, March 31, 2016, and June 30, 2016. In October 2016, our Board of Directors approved a dividend related to the third quarter of 2016 in the amount of $0.45 per share, or approximately $14.9 million, payable on December 15, 2016 to shareholders of record as of December 1, 2016. During the nine month period ended September 30, 2015, we paid total dividends in the amount of $66.5 million related to the three month periods ended December 31, 2014, March 31, 2015, and June 30, 2016.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Nine Month Period Ended September 30, 2016

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.50	$16,744		June 1, 2016	June 15, 2016
Second Quarter	$0.50	$16,640		September 1, 2016	September 15, 2016
Third Quarter	$0.45	$14,938	*	December 1, 2016	December 15, 2016
* Estimated
Nine Month Period Ended September 30, 2015

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.65	$22,159	June 1, 2015	June 15, 2015
Second Quarter	$0.65	$22,144	September 1, 2015	September 15, 2015
Third Quarter	$0.50	$17,032	December 1, 2015	December 15, 2015
For the nine month period ended September 30, 2016, our operating activities provided net cash in the amount of $163.7 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $141.8 million. In addition we received proceeds from the issuance of securitized debt of $40.9 million less repayments of $10.2 million. Thus our operating activities, when combined with our reverse repo and securitized debt financings, provided net cash of $52.6 million for the nine month period ended September 30, 2016. We also used $50.3 million to pay dividends, $2.6 million for distributions to non-controlling interests (our joint venture partners), and $8.8 million to repurchase common shares. In addition, contributions from non-controlling interests provided cash of $4.7 million. As a result there was a decrease in our cash holdings of $4.3 million from $183.9 million as of December 31, 2015 to $179.6 million as of September 30, 2016.
For the nine month period ended September 30, 2015, our operating activities provided net cash of $389.3 million. Our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $296.6 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $92.6 million for the nine month period ended September 30, 2015. In addition, contributions from a non-controlling interest member provided cash of $1.4 million. We used $66.5 million to pay dividends, $1.4 million for distributions to a non-controlling interest (our joint venture partner), $0.6 million to repurchase common shares, and $0.3 million for other financing activities. As a result there was an increase in our cash holdings of $25.3 million from $114.1 million as of December 31, 2014 to $139.4 million as of September 30, 2015.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of September 30, 2016 and December 31, 2015 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of September 30, 2016, we had an aggregate amount at risk under our reverse repos with twenty counterparties of approximately $156.8 million and as of December 31, 2015, we had an aggregate amount at risk under our reverse repos with nineteen counterparties of approximately $211.4 million. Amounts at risk represent the aggregate excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2016 and December 31, 2015 does not include approximately $2.6 million and $4.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2016, we had an aggregate amount at risk under our derivative contracts with nineteen counterparties of approximately $60.4 million. We also had $6.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2015, we had an aggregate amount at risk under our derivatives contracts with nineteen counterparties of approximately $59.7 million. We also had $28.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the aggregate excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, as of September 30, 2016 and December 31, 2015, collateral posted by us and held by a third-party custodian in the amount of approximately $1.3 million and $2.6 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2016, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with ten counterparties of approximately $7.6 million. As of December 31, 2015, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.3 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the aggregate excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See Note 15 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 7 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into during the three month period ended September 30, 2016.
At September 30, 2016 the Company had not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2016 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2016, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change in value for a Decrease in Interest Rates by		Estimated Change in value for an Increase in Interest Rates by
Category of Instruments	50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Agency RMBS	$5,620	$8,816	$(8,043)	$(18,510)
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	2,511	5,274	(2,259)	(4,265)
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(7,019)	(14,368)	6,686	13,041
Mortgage-Related Derivatives	13	9	(30)	(78)
Corporate Securities and Derivatives on Corporate Securities	(1,268)	(2,476)	1,328	2,716
Repurchase Agreements and Reverse Repurchase Agreements	(445)	(697)	438	875
Total	$(588)	$(3,442)	$(1,880)	$(6,221)
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2016 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On September 13, 2016, we granted 2,801 LTIP units to Thomas Robards, 2,801 LTIP units to Ronald I. Simon, Ph.D., and 2,801 LTIP units to Edward Resendez as compensation for serving as directors. These grants were made pursuant to our 2007 Individual Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Rule 701 promulgated under the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2016 - July 31, 2016	95,623	$17.11	95,623	$896,108
August 1, 2016 - August 31, 2016	29,308	17.24	29,308	866,800
September 1, 2016 - September 30, 2016	1,840	17.23	1,840	864,960
Total	126,771	$17.14	126,771	$864,960
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

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the six month period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	November 9, 2016	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	November 9, 2016	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the six month period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.