Form 10-K
period 2016-12-31
Ellington Financial LLC
filed 2017-03-16
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $508,090,994 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 10, 2017: 32,242,348
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2017 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.
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
Special Note Regarding Forward-Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission, or the "SEC," or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying our Agency securities; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
Ellington Financial LLC is a specialty finance company that was formed as a Delaware limited liability company in July 2007 and commenced operations in August 2007. We acquire and manage mortgage-related, consumer-related, and other financial assets. Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted assets currently include:

•
residential mortgage-backed securities, or "RMBS," backed by loans for which the principal and interest payments are not guaranteed by a U.S. government agency or a U.S. government-sponsored entity, collectively referred to as "non-Agency RMBS";

•	RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS";

•	consumer loans and asset-backed securities, or "ABS," backed by consumer loans;

•	commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt;

•	residential mortgage loans;

•	collateralized loan obligations, or "CLOs";

•	corporate debt and equity, including distressed debt and equity; and

•	mortgage-related derivatives.
In addition, in conjunction with our investments in residential and commercial mortgage loans, we may from time to time acquire real property. We may also opportunistically acquire and manage other types of mortgage-related and financial assets not listed above, such as mortgage servicing rights, or "MSRs," and non-mortgage-related derivatives. We also have made, and may in the future make, investments in the debt and/or equity of, other entities engaged in mortgage-related businesses, such as mortgage originators and other mortgage-related entities. In connection with investments in mortgage originators, we may also enter into flow agreements that will allow us to purchase new loans from the mortgage originators in which we invest in accordance with the parameters set forth in the applicable flow agreement.
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
Historically, our Credit portfolio was primarily focused on U.S. non-Agency RMBS. While we believe investment opportunities in U.S. non-Agency MBS remain, we believe other asset classes currently offer more attractive returns as well as portfolio diversification. These asset classes include consumer loans and ABS backed by consumer loans; residential and commercial mortgage loans, which can be performing, or non-performing, or sub-performing; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and corporate debt and equity. Our investments in these asset classes, together with our non-Agency mortgage-backed securities, or "MBS," and real estate owned, are collectively referred to as our Credit portfolio.
We believe that we have been organized and have operated so that we have qualified, and will continue to qualify, to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 22-year history of investing in a broad spectrum of MBS and related derivatives.
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
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 22-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from

Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2016, Ellington employed over 160 employees and had assets under management of approximately $5.9 billion, of which approximately $4.4 billion consisted of our company, as well as Ellington Residential Mortgage REIT, a real estate investment trust for U.S. federal income tax purposes, or "REIT," listed on the New York Stock Exchange, or the "NYSE" under the ticker "EARN," and various hedge funds and other alternative investment vehicles that employ financial leverage, and approximately $1.5 billion consisted of accounts that do not employ financial leverage.
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

•	acquiring consumer loans and ABS backed by consumer loans;

•	acquiring CMBS, commercial mortgage loans, and other commercial real estate debt instruments;

•
acquiring residential mortgage loans, including mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," and legacy (i.e., issued before the 2008 financial crisis) non-performing and re-performing residential mortgage loans, or "residential NPLs";

•	acquiring CLOs, with a current focus on legacy securities;

•	acquiring corporate debt and equity, including distressed debt and equity;

•	opportunistically entering into and managing a portfolio of mortgage-related and non-mortgage-related derivatives;

•	opportunistically acquiring and managing other mortgage-related and financial assets, such as MSRs;

•	opportunistically acquiring real estate, such as commercial and residential real property;

•	opportunistically acquiring or making debt and/or equity investments in mortgage originators and other mortgage-related entities; and

•	opportunistically mitigating our credit and interest rate risk by using a variety of hedging instruments.
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to continue to be treated as a partnership for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we focus on the assets described above, our acquisition and management decisions depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. We may engage in a high degree of trading volume as we implement our strategy. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent directors may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
Our strategy is primarily focused on mortgage-related and consumer-related investments, including MBS, residential and commercial mortgage loans, consumer loans and ABS backed by consumer loans, and derivatives. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets. Ellington's continued emphasis on and development of proprietary credit, interest rate, and prepayment models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing. We leverage these skills and resources to seek to meet our investment objectives.
With respect to MBS, Ellington's investment philosophy primarily revolves around the pursuit of value across various types of MBS and related assets. Ellington seeks investments across a wide range of MBS sectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. By rotating between and allocating among various sectors of the MBS markets and adjusting the extent to which it hedges, Ellington believes that it is able to capitalize on the disparities between these sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns for its investors. Disparities between MBS sectors vary from time to time and are driven by a combination of factors. For example, as various MBS sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition,

Ellington's performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between MBS sectors and individual securities within such sectors may also be driven by differences in collateral performance (for example, subprime loans originated before 2005 have generally performed better than subprime loans originated between 2005 and 2007) and in the structure of particular investments (for example, in the timing of cash flows or the level of credit enhancement), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive, risk-adjusted total returns across market cycles. Since legacy non-Agency RMBS continue to amortize and there has been a minimal level of new non-Agency RMBS issuance, we believe that there are currently fewer opportunities in this sector to generate high returns, and as a result we have rotated much of our Credit portfolio into other sectors.
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
We also employ a wide variety of hedging instruments and derivative contracts. See "—Risk Management."
Our Targeted Asset Classes
Our targeted asset classes currently include:

Asset Class		Principal Assets
Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	Interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs," and inverse floaters; and
	.	collateralized debt obligations, or "CDOs."

Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including IOs, POs and IIOs; and
	.	To-Be-Announced mortgage pass-through certificates, or "TBAs."

Mortgage-Related Derivatives	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Consumer Loans and ABS	.	Consumer loans; and
	.	ABS backed by consumer loans.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgages and other commercial real estate debt.

Residential Mortgage Loans	.	residential NPLs; and
	.	non-QM loans.

CLOs	.	CLOs, with a focus on legacy securities.

Corporate Debt and Equity and Derivatives	.	Corporate debt or equity, including distressed debt and equity;
	.	CDS on corporations or on corporate indices, or "CDX," and
	.	Options or total return swaps on corporate equity or debt or on corporate equity indices.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in mortgage originators and other mortgage -related entities;
	.	MSRs; and
	.	Other non-mortgage-related derivatives;
The following briefly discusses the principal types of assets we purchase.
Non-Agency RMBS
We acquire non-Agency RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans. Our non-Agency RMBS holdings can include investment-grade and non-investment grade classes, including non-rated classes. We also acquire European non-dollar denominated non-Agency RMBS.
Non-Agency RMBS are generally debt obligations issued by private originators of, or investors in, residential mortgage loans. Non-Agency RMBS generally are issued as CMOs and are backed by pools of whole mortgage loans or by mortgage pass-through certificates. Non-Agency RMBS generally are securitized in senior/subordinated structures, or in excess spread/over-collateralization structures. In senior/subordinated structures, the subordinated tranches generally absorb all losses on the underlying mortgage loans before any losses are borne by the senior tranches. In excess spread/over-collateralization structures, losses are first absorbed by any existing over-collateralization, then borne by subordinated tranches and excess spread, which represents the difference between the interest payments received on the mortgage loans backing the RMBS and the interest due on the RMBS debt tranches, and finally by senior tranches and any remaining excess spread.
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
Consumer Loans and ABS
We acquire U.S. consumer whole loans and ABS backed by U.S. consumer loans. Since the financial crisis, tighter bank underwriting standards have reduced credit availability to many creditworthy consumers. Non-bank lenders are filling the gap by lending to these consumers, thereby creating loans that offer investors an attractive combination of high coupon and short duration. We believe that our consumer loan investments offer attractive loss-adjusted yields and serve to enhance, as well as diversify, the sources of returns for our Credit portfolio. Our U.S. consumer loan portfolio primarily consists of unsecured loans, but also includes secured auto loans. We are currently purchasing newly originated consumer loans under flow agreements with a variety of originators, and we continue to evaluate new opportunities. We seek to purchase newly originated consumer loans from originators that have demonstrated disciplined underwriting with a significant focus on regulatory compliance and sound lending practices. Our ABS backed by U.S. consumer loans consist of retained tranches of our consumer loan securitization. Through securitization of our consumer loans, we are essentially able to achieve long-term financing for the securitized pool.
We also acquire non-dollar denominated ABS backed by European non-performing consumer loans. We believe that non-performing consumer loans in certain select markets, such as in Spain and Portugal, present attractive return profiles, and we are actively pursuing additional opportunities in these and other countries.
CMBS
We acquire CMBS, which are securities collateralized by mortgage loans on commercial properties. The majority of CMBS issued are fixed rate securities backed by fixed rate loans made to multiple borrowers on a variety of property types, though single-borrower CMBS and floating rate CMBS have also been issued. We also acquire European non-dollar denominated CMBS.
The majority of CMBS utilize senior/subordinate structures, similar to those found in non-Agency RMBS. Subordination levels vary so as to provide for one or more AAA credit ratings on the most senior classes, with less senior securities rated investment grade and non-investment grade, including a first loss component which is typically unrated. This first loss component is commonly referred to as the "B-piece," which is the most subordinated (and therefore highest yielding and riskiest) tranche of a CMBS securitization. Most of our focus within the CMBS sector has been in B-pieces, and our recent holdings have consisted almost entirely of new issue B-pieces.
In October 2014, U.S. risk retention rules, or the "U.S. Risk Retention Rules," adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act," were issued. The U.S. Risk Retention Rules require the sponsor of a debt securitization subject to such rules, in the absence of an exemption (such as the exemption described below for CMBS), to retain (directly or through a majority-owned affiliate) a 5% economic interest in the credit risk of the assets being securitized. The retained economic interest may take the form of an eligible horizontal residual interest (retention of the most subordinated tranches of the securitization), an eligible vertical interest (retention of 5% of every tranche of the securitization), or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules became effective for CMBS on December 24, 2016.
Under the U.S. Risk Retention Rules, there is a specific exemption that permits a CMBS sponsor to satisfy some or all of its risk retention requirements if, among other requirements, a third-party purchaser acquires and retains a B-piece that is an eligible horizontal residual interest in the same form, amount and manner as would be required of the sponsor. A B-piece buyer may not transfer its interest for five years following the closing of the CMBS, and, even after five years, may only transfer its interest to a different B-piece buyer satisfying the criteria applicable to initial B-piece buyers.

As noted above, pursuant to the eligible vertical interest retention model, CMBS sponsors may satisfy the U.S. Risk Retention Rules by retaining 5% of the face amount of every tranche of a new CMBS securitization. Under this approach, 95% of the B-piece remains tradeable in the same manner as B-pieces prior to the adoption of the U.S. Risk Retention Rules. We expect to continue buying tradeable B-pieces in this manner and will continue to evaluate opportunities created from the new U.S. Risk Retention Rules.
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
First lien loans may be structured as whole loans, or alternatively bifurcated into a senior participation interest, or "A-Note," and a subordinated participation interest, or "B-Note." The rights of an A-Note or B-Note holder are typically governed by an intercreditor agreement which sets forth the respective rights and obligations of the holders, with the B-Note's entitlement to principal and interest subordinated to that of the A-Note.
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
We acquire commercial mortgage loans that may be non-performing, underperforming, or otherwise distressed; these are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate. In addition, we also opportunistically participate in the origination of "bridge" loans, which have shorter terms and higher interest rates than more traditional commercial mortgage loans. Bridge loans are typically secured by properties in transition, where the borrower is in the process of either re-developing or stabilizing operations at the property. Within both our distressed and bridge loan strategies, we focus on smaller balance loans and loan packages that are less-competitively-bid. These loans typically have balances that are less than $20 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower. Properties securing these loans may include multi-family, retail, office, industrial and other commercial property types. We believe that Ellington's asset management expertise and hands-on approach allows us to tailor resolution strategies most appropriate for each individual asset, and thereby enhance expected returns.
Residential Mortgage Loans
Our residential mortgage loans include non-QM loans and residential NPLs. A non-QM loan is not necessarily high-risk, nor subprime, but is instead a loan that does not conform to the complex QM rules. For example, many non-QM loans are made to creditworthy borrowers who cannot provide traditional documentation for income, such as borrowers who are self-employed. There is also demand from certain creditworthy borrowers for loans above a 43% debt-to-income ratio limit that still meet all ability-to-repay standards. We hold an equity investment in a non-QM originator that has had a steadily increasing volume of origination, and we have purchased all of our non-QM loans from this originator. To date, the performance of our non-QM loan portfolio has been excellent, and the number of states where our origination partner is producing loans has increased according to expectations.
We remain active in the market for residential NPLs. The market for large residential NPL pools has remained highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the residential NPLs that they purchase. As a result, we have continued to focus our acquisitions on smaller, less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers. We seek to optimize resolutions based on the capital structure, borrower and underlying real estate.

CLOs
We acquire CLOs, a form of asset-backed security collateralized by syndicated corporate loans. To date, we have primarily acquired legacy CLOs. Our current CLO holdings include mezzanine and equity interests, and are concentrated in securitizations that have exited the reinvestment period. We invest in CLOs denominated in U.S. dollars, as well as in non-dollar denominated European CLOs.
Corporate Debt and Equity and Derivatives
We acquire corporate debt and equity, both distressed and non-distressed, and both secured and unsecured. Our corporate debt investments currently consist primarily of syndicated bank loans to middle market companies. Distressed corporate debt instruments are typically obligations of companies that are experiencing distress or dislocation resulting from over-leveraged capital structures or other financial or operational issues. These companies may default on their obligations, or be involved in bankruptcy or restructuring proceedings. In addition to making outright purchases of distressed corporate loans, we also acquire exposure to distressed corporate loans synthetically through total return swaps. In connection with our investments in distressed corporate debt, we may also acquire the equity of reorganized corporations that have exited bankruptcy.
We take long and short positions in corporate debt and equity (including indices on corporate debt and equity) either outright in the “cash” markets, or synthetically by entering into derivative contracts such as credit default swaps, total return swaps, and options. A credit event relating to a credit default swap on an individual corporation or an index of corporate credits would typically be triggered by a corporation's bankruptcy or its failure to make a scheduled payment on a debt obligation. We take positions in the corporate debt and equity markets both for investment purposes and for hedging purposes. When used for hedging purposes, they do not necessarily serve to hedge against risks that are directly related to specific corporate entities or indices, but rather they may reflect our belief that the performance of certain entities or indices may have a reasonable degree of correlation with the performance of certain other parts of our portfolio.
A total return swap is a derivative whereby one party makes payments to the other representing the total return on a reference debt or equity security (or index of debt or equity securities) in exchange for an agreed upon ongoing periodic premium. An equity option is a derivative that gives the holder the option to buy or sell an equity security or index of securities at a predetermined price within a certain time period. The option may reference the equity of a publicly traded company or an equity index. In addition to general market risk, our derivatives on corporate debt and equity are subject to risks related to the underlying corporate entities.
Other Assets
Our other assets include real estate, including residential and commercial real property, strategic debt and/or equity investments in mortgage originators, and other non-mortgage related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our acquired residential and commercial loans. We have made investments in mortgage originators and other mortgage-related entities in the form of debt and/or equity and, to date, our investments represent non-controlling interests. We have also entered into flow agreements with certain of the mortgage originators in which we have invested. We have not yet acquired MSRs, but we may do so in the future.
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
Ellington has a focused investment team for each of our targeted asset classes. Each team evaluates acquisition opportunities consistent with the guidelines developed and maintained by our Manager's investment and risk management committee. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing, and hedging, each as appropriate, to seek attractive total returns commensurate with our risk tolerance. We also screen and monitor potential assets to determine their impact on maintaining our exclusion from registration as an investment company under the Investment Company Act and our qualification as a partnership for U.S. federal income tax purposes.

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
Credit Risk Hedging
We enter into credit-hedging positions in order to protect against adverse credit events with respect to our non-Agency holdings. Throughout most of 2016, our credit hedges consisted primarily of financial instruments tied to high-yield corporate credit. However, as of the end of 2016, we had significantly reduced our hedging positions tied to high-yield corporate credit. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both “single-name” instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. We also often opportunistically overlay our credit hedges with certain relative value long/short positions involving the same or similar instruments.
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
In particular, from time to time we enter into short positions in interest rate swaps to offset the potential adverse effects that changes in interest rates will have on the value of certain of our assets and our financing costs. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically, one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged. We may also use interest rate-related instruments to hedge certain non-interest-related risks that we believe are correlated to interest rates. For example, to the extent that we believe that swap spreads (i.e., the difference between interest rate swap yields and U.S. Treasury yields) are correlated to credit spreads, we may take a position in swap spreads to hedge our credit spread risk. We may also opportunistically enter into swap spreads trades, or other interest rate-related trades, for speculative purposes.
Foreign Currency Hedging
To the extent we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Liquidity Management
As part of the risk management and liquidity management functions that our Manager performs for us, our Manager computes a "cash buffer," which, at any given point in time, represents the amount of our free cash in excess of what our Manager estimates would conservatively be required, especially in times of market dislocation, to support our particular assets and liabilities at such time. Thus, rather than focusing solely on our leverage, our Manager typically seeks to maintain a positive cash buffer. However, our Manager is not required to maintain a positive cash buffer and may choose not to maintain a positive cash buffer at certain times, including, for example, if it believes there are compelling market opportunities to pursue.
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2016, our debt financings consisted primarily of reverse repurchase agreements, or "reverse repos." Currently, the majority of our reverse repos are collateralized by Agency RMBS; however, we also have reverse repo borrowings that are collateralized by our non-Agency assets, which from time to time may also include reverse repos on U.S. Treasury securities. In a reverse repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, reverse repos are accounted for as collateralized borrowings. During the term of a reverse repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our reverse repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our reverse repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our reverse repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our reverse repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty. As of December 31, 2016, we had approximately $1.0 billion outstanding on reverse repos with twenty-one counterparties. As of December 31, 2016, in addition to debt financings in the form of reverse repos, we had securitized debt in the amount of $24.1 million. Given that we had approximately $644.8 million of equity as of December 31, 2016, our debt-to-equity ratio was 1.64 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings.
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
The management agreement provides that 10% of each incentive fee payable to our Manager is to be paid in common shares, with the balance paid in cash; provided, however, that our Manager may, in its sole discretion, elect to receive a greater percentage of any incentive fee in the form of common shares by providing our Board of Directors with written notice of its election to receive a greater percentage of its incentive fee in common shares before the first day of the last calendar month in the quarter to which such incentive fee relates. Our management agreement further provides that our Manager may not elect to receive common shares as payment of its incentive fee, other than in accordance with all applicable securities exchange rules and securities laws (including prohibitions on insider trading). The number of our common shares to be received by our Manager is based on the fair market value of those common shares, which is determined based on the average of the closing prices of our common shares as reported by the NYSE during the last calendar month of the quarter to which such incentive fee relates. Common shares delivered as payment of the incentive fee are immediately vested, provided that our Manager has agreed not to sell such common shares prior to one year after the date they are issued to our Manager, provided further, however, that this transfer restriction will immediately lapse if the management agreement is terminated.
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

For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common share and operating partnership unit, or "OP Unit," issuances since our inception and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares and OP Units issued in such issuance and the number of days that such issued shares and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares and OP Units at the beginning of such fiscal quarter by (II) the average number of common shares and OP Units outstanding for each day during such fiscal quarter, (iii) the sum of the average number of common shares, long term incentive plan units, or "LTIP Units," and OP Units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares and OP Units (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including, a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives and other personnel performing duties for us, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of the Board of Directors. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.
Term and Termination
The management agreement has a current term that expires on December 31, 2017, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent a fee-based termination by accepting a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT, a REIT listed on the NYSE. As of December 31, 2016, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that have assets under management of approximately $4.8 billion, excluding our assets but including $1.5 billion of accounts that do not employ financial leverage. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
Because many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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
Competition
In acquiring our assets, we compete with mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Residential Mortgage REIT. In addition to existing companies, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common shares. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common shares. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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
We believe that we are treated, and will continue to be treated, as a publicly traded partnership. Publicly traded partnerships are generally treated as partnerships for U.S. federal income tax purposes as long as they satisfy certain income and other tests on an ongoing basis. We believe that we have satisfied and will continue to satisfy these requirements and that we have been and will continue to be treated as a partnership for U.S. federal income tax purposes, and not taxable as a corporation.
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
We also have one wholly owned subsidiary that elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the "Code," beginning with its 2015 taxable year. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income, determined excluding any net capital gains without regard to the deduction for dividends paid. Failure to qualify as a REIT in any taxable year would cause this subsidiary to be subject to U.S. federal income tax on its taxable income at regular corporate rates (and any applicable state and local taxes). Even if this subsidiary qualifies for taxation as a REIT, it may be subject to certain federal, state, local, and non-U.S. taxes on its income. For example, if it forms a taxable REIT subsidiary, or "TRS," the income generated by that subsidiary will be subject to U.S. federal, state, and local income tax.
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

We believe we and our Operating Partnership, and a holding company subsidiary of our Operating Partnership, or the "Holding Subsidiary," will not be considered investment companies under Section 3(a)(1) of the Investment Company Act, because we and they satisfy the 40% Test and because we and they do not engage primarily (or hold ourselves or themselves out as being engaged primarily) in the business of investing, reinvesting, or trading in securities. Rather, through wholly-owned or majority-owned subsidiaries, we, our Operating Partnership, and the Holding Subsidiary are primarily engaged in the non-investment company businesses of these subsidiaries.
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
Section 3(c)(5)(C) of the Investment Company Act is designed for entities primarily engaged in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets or real estate-related assets. Both the 40% Test and the requirements of the Section 3(c)(5)(C) exclusion limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of assets.
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
Investment Advisers Act of 1940
Both Ellington and our Manager are registered as investment advisers under the Investment Advisers Act of 1940, as amended, and are subject to the regulatory oversight of the Division of Investment Management of the SEC.
Staffing
All of our executive officers, and our partially dedicated personnel, which include our Chief Financial Officer, controllers, in-house legal counsel, investor relations professional, and internal audit staff are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage markets in the U.S. and Europe have experienced a variety of difficulties and challenging economic conditions in the recent past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility.
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
Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA, and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. In fact, in February 2011, the U.S. Treasury released a white paper entitled "Reforming America's Housing Finance Market" in which the U.S. Treasury outlined three possible options for reforming the U.S. Government's role in housing finance. Under each option, the role of the U.S. Government in the mortgage market would be reduced. The FHFA's "Strategic Plan for Enterprise Conservatorships," as released on February 21, 2012 and updated in May 2014, sets forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually reduce Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. Since the FHFA first released its strategic plan, there have been a number of other proposals introduced, both from industry groups and by the U.S. Congress, many of which could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk. To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.
As discussed above, Fannie Mae, Freddie Mac, and Ginnie Mae could each be dissolved, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae, Freddie Mac, or Ginnie Mae were eliminated, or their structures were to change radically, or the U.S. Government significantly reduced its support for any or all of them, we may be unable or significantly limited in our ability to acquire Agency RMBS, which would drastically reduce the amount and type of Agency RMBS available for purchase which, in turn, could materially adversely affect our ability to maintain our exclusion from registration as an investment company under the Investment Company Act. Moreover, any changes to the nature of the guarantees provided by, or laws affecting, Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the credit quality of the guarantees, could increase the risk of loss on purchases of Agency RMBS issued by these GSEs and could have broad adverse market implications for the Agency RMBS they currently guarantee. Any action that affects the credit quality of the guarantees provided by Fannie Mae, Freddie Mac, and Ginnie Mae could materially adversely affect the value of our Agency RMBS. In addition, any market uncertainty that arises from such proposed changes could have a similar impact on us and our Agency RMBS.
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
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," commenced implementation of programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures, including the Home Affordable Refinance Program, or "HARP," which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
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
In the event of defaults under mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Additionally, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If borrowers default on the mortgage loans backing our non-Agency RMBS and we are unable to recover any resulting loss through the foreclosure process, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders, could be materially adversely affected.
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

•
asset, collateral or RMBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different RMBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and

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
We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-Agency RMBS, European assets, and whole mortgage loans and loan pools. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS, European assets, and whole mortgage loans and loan pools. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS, our European assets, as well as the mortgage loans and loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. These mortgage servicers and other service providers to our non-Agency RMBS and our European assets, such as trustees, bond insurance providers, due diligence vendors, and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. Government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our shareholders may be materially adversely affected.
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
Certain securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Residential mortgage loans, including residential NPLs and non-QM loans, are subject to increased risks.
We acquire and manage residential mortgage loans. Residential mortgage loans, including residential NPLs and non-QM loans, are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
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
Our investments in CMBS are at risk of loss. In general, losses on real estate securing a mortgage loan included in a securitization will be borne first by the owner of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the "first loss" subordinated security holder (generally, the B-piece buyer) and then by the holder of a higher-rated security. In the event of losses on mortgage loans included in a securitization and the subsequent exhaustion of any applicable reserve fund, letter of credit, or classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if any of the real estate underlying the securitization mortgage portfolio has been overvalued by the originator, or if real estate values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, we may incur losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
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
We use leverage to finance our investment activities and to enhance our financial returns. Most of our leverage is in the form of short-term reverse repos for our Agency and Credit portfolio assets. Other forms of leverage may include credit facilities, including term loans and revolving credit facilities.
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
We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders are primarily large global financial institutions, with exposures both to global financial markets and to more localized conditions. For example, several of our lenders are large European-based banks whose financial conditions have still not fully recovered from the 2008 financial crisis. In addition to borrowing from large banks, we borrow from smaller non-bank financial institutions as well. Whether because of a subsequent global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the costs of that financing, or could become insolvent, as was the case with Lehman Brothers in 2008. Moreover, we are currently party to short-term borrowings (in the form of reverse repos) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our shareholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our shareholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
Our securitizations may expose us to additional risks.
In order to generate additional cash for funding new investments, we have securitized, and may in the future seek to securitize, certain of our assets, especially our loan assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle, the issuer, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. To the extent that we retain the most subordinated economic interests in the issuer, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves. Moreover, even though we might accumulate assets with a view towards possible securitization, we cannot be assured that we will be able to access the securitization market, or be able to do so under favorable terms. The inability to securitize certain segments of our portfolio, especially certain of our loan assets, could hurt our performance and our ability to grow our business.
In connection with our securitizations, we generally are required to prepare disclosure documentation for investors, including term sheets and offering memorandums, which contain information regarding the securitization generally, the notes being issued, and the assets being securitized. If our disclosure documentation for a securitization is alleged or found to contain material inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to the investors in such securitization, we may be required to indemnify the underwriters of the securitization or other parties, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. Such liabilities, expenses, and/or losses could be significant.
We may be required to make representations and warranties in connection with our securitizations regarding, among other things, certain characteristics of the assets being securitized. If any of the representations and warranties that we have made concerning the assets are alleged or found to be inaccurate, we may incur expenses disputing the allegations, and we may be obligated to repurchase certain assets, which may result in losses. Even if we previously obtained representations and warranties from loan originators or other parties from whom we originally acquired the assets, such representations and warranties may not align with those that we have made for the benefit of the securitization, or may otherwise not protect us from losses (e.g., because of a deterioration in the financial condition of the party that provided representations and warranties to us).
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
Fixed income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. In addition, the U.S. Federal Reserve, or the "Federal Reserve," increased the target range for the federal funds rate in December 2015, which was the first such increase since 2006; it increased the target range again in December 2016, and has indicated that further interest rate increases may occur in the near future.
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
Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments, there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the agreement governing the hedging arrangement. Default by a party with whom we enter into a hedging transaction, such as occurred with Lehman Brothers in 2008, may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
In addition, changes to regulations promulgated under the Dodd-Frank Act pursuant to which swaps are viewed as commodities for purposes of determining whether an entity is a "commodity pool" for purposes of the Commodity Exchange Act, as amended, have required our Manager to decide whether to limit our swap activity in order to meet certain exemptions from registration with the CFTC or to register as a "commodity pool operator" with the CFTC. Our Manager is currently registered as a "commodity pool operator" operating pursuant to an exemption under CFTC Regulation 4.12. If, in the future, we do not meet the conditions set forth in CFTC Regulation 4.12, such exemption becomes unavailable for any other reason, or our Manager pursues our derivative activities in another manner, we may need to seek another exemption from registration or we and our Manager may become subject to additional disclosure, recordkeeping, and reporting requirements, which may increase our expenses.

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
Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
In September 2012, the Federal Reserve announced a third round of quantitative easing, or "QE3," which was an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing, at the time, an additional $40 billion of Agency RMBS per month until key economic indicators showed sufficient signs of improvement.
Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. However, the Federal Reserve continues to reinvest principal payments from its U.S. Treasury security and Agency RMBS holdings and uncertainty surrounds the Federal Reserve's timeline to curtail such reinvestment. In addition, the Federal Reserve recently increased the target range for the federal funds rate, and has indicated that further interest rate increases may occur in the near future. See above "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets." Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.
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
At any time, laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010 the Dodd-Frank Act was enacted, which significantly revised many financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions have become or will become effective following rulemaking and transition periods, but many of these changes could materially impact the profitability of our business or the business of our Manager or Ellington, our access to financing or capital, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes new regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that we and our Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new requirements as well as to monitor compliance in the future.
In addition, certain U.S. and European regulations implementing credit risk retention requirements for debt securitizations may adversely affect us. The impact of these risk retention rules on the securitization market are uncertain, and such rules may prevent us from completing any future securitization transactions or from purchasing the B-pieces of CMBS securitizations. In October 2014, the U.S. Risk Retention Rules were issued. The U.S. Risk Retention Rules require the sponsor of a debt securitization subject to such rules, in the absence of an exemption, to retain (directly or through a majority-owned affiliate) a 5% economic interest in the credit risk of the assets being securitized. The retained economic interest may take the form of an eligible horizontal residual interest (retention of the most subordinated tranches of the securitization), an eligible vertical interest (retention of 5% of every tranche of the securitization), or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules became effective December 24, 2016.
Notwithstanding the foregoing, President Donald Trump has expressed support for reducing regulations governing the financial services industry, including the rules and regulations promulgated under the Dodd-Frank Act.
We cannot predict when or if any new law, regulation, or administrative interpretation, including those related to the Dodd-Frank Act, or any amendment to or repeal of any existing law, regulation, or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, the adoption or implementation of any new law, regulation, or administrative interpretation, or any revisions in or repeals of these laws, regulations, or administrative interpretations, including those related to the Dodd-Frank Act, could cause us to change our portfolio, could constrain our strategy, or increase our costs. We could be adversely affected by any change in or any promulgation of new law, regulation, or administrative interpretation.

We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings.
At any time, industry-wide or company-specific regulatory inquiries or proceedings can be initiated and we cannot predict when or if any such regulatory inquiries or proceedings will be initiated that involve us or Ellington or its affiliates, including our Manager. For example, over the years, we and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state, and foreign regulators, including those identified under the caption Item 3. Legal Proceedings.
We can give no assurances that regulatory inquiries will not result in investigations of us or Ellington or its affiliates, or in enforcement actions, fines or penalties, or the assertion of private litigation claims against us or, Ellington or its affiliates. We believe that the heightened scrutiny of the financial services industry increases the risk of additional inquiries and requests from regulatory or enforcement agencies. In the event regulatory inquiries were to result in investigations, enforcement actions, fines, penalties, or the assertion of private litigation claims against us or Ellington or its affiliates, we, or our Manager's ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
We operate in a highly competitive market.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including mortgage REITs, financial companies, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from maintenance of our publicly traded partnership status and the status of our REIT subsidiary as a REIT for tax purposes and in some cases to avoid adverse tax consequences to our shareholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS, residential and commercial mortgage loans, CLOs, consumer loans, ABS backed by consumer and commercial assets, distressed corporate debt, and other private investments. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the 2008 financial crisis), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
We are exposed to the performance of consumer loans both through the consumer loans that we own directly, and through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Some of our investments in mortgage originators and other mortgage-related entities include debt instruments and/or equity securities of companies that we do not control. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of such company may take risks or otherwise act in a manner that does not serve our interests. The entities in which we invest could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, or face other obstacles that could adversely affect the business and results of operations of any such entity. If any of the foregoing were to occur, our investments in these operating entities could be lost in their entirety, and our financial condition, results of operations and cash flow could suffer as a result.
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
We may acquire or sell assets in which Ellington or its affiliates have or may have an interest. Similarly, Ellington or its affiliates may acquire or sell assets in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with Ellington or its affiliates, including the purchase and sale of all or a portion of a portfolio asset. We may also, either directly or indirectly through an entity in which we invest, pay Ellington or an affiliate of Ellington to perform administrative services for us. Furthermore, if we securitize any of our assets, Ellington or an affiliate of Ellington may be required under the U.S. Risk Retention Rules to acquire and retain an economic interest in the credit risk of such assets. In connection with any of these transactions we may indemnify, alongside other Ellington affiliates, Ellington or its affiliates or third parties.
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
The officers of our Manager and its affiliates devote as much time to us as our Manager deems appropriate; however, these officers may have conflicts in allocating their time and services among us and Ellington and its affiliates' accounts. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our Manager and Ellington employees, other entities that Ellington advises or manages will likewise require greater focus and attention, placing our Manager and Ellington's resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed or if Ellington or its affiliates did not act as a manager for other entities.
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
As of December 31, 2016 the Manager Group owned approximately 10.9% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement, which was most recently amended and restated effective November 3, 2015, has a current term that expires on December 31, 2017, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
If our Manager ceases to be our Manager, including upon non-renewal of our management agreement which has a current term that expires on December 31, 2017, or if one or more of our Manager's key personnel ceases to provide services to us, it could constitute an event of default or early termination event under many of our reverse repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders may be materially adversely affected.

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
Our operating agreement, subject to certain exceptions, contains restrictions on the amount of our shares that a person may own and may prohibit certain entities from owning our shares. We have one subsidiary that elected to be treated as a REIT beginning with its 2015 taxable year, and we may acquire or form other entities that will elect to be REITs. Accordingly, in order to ensure that we or our REIT subsidiaries are able to satisfy the REIT ownership requirements, our operating agreement provides that (subject to certain exceptions described below) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the aggregate value or number (whichever is more restrictive) of our outstanding shares.
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
We strongly urge you to consult your tax advisor concerning the effects of U.S. federal, state, and local income tax law on an investment in our common shares and on your individual tax situation.
If we fail to satisfy the "qualifying income exception" under the tax rules for publicly traded partnerships, all of our income will be subject to an entity-level tax, and the value of our shares could be adversely affected.
We believe that we have been and will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, if a partnership is "publicly traded" (as defined in the Code), it will be treated as a corporation for U.S. federal income tax purposes. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code and it would not be included in the definition of a regulated investment company, or "RIC," under Section 851(a) of the Code if it were a domestic corporation (which generally applies to entities required to register under the Investment Company Act). We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest, and gains from the sale or other disposition of stocks, bonds, and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities. Interest is not qualifying income if it is derived in the "conduct of a financial or insurance business" or is based, directly or indirectly, on the income or profits of any person. Our income currently consists primarily of interest income, income and gains from interest rate derivatives, credit derivatives, and other derivatives, and gains from the sale of securities (including income from the short sale of securities), all of which is generally qualifying income for purposes of the qualifying income exception. However, no assurance can be given as to the types of income we will earn in the future.
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
If certain portions of the 2016 Tax Reform Blueprint published by the Republicans on the House Ways and Means Committee were introduced as legislation and enacted in their current form, we could reconsider maintaining our status as a publicly traded partnership, we could substantially change our investment and financing strategies, and the after-tax returns for holders of our common shares could be significantly adversely impacted.
As described above, under current law, a publicly traded partnership will be treated as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as at least 90% of its gross income for each taxable year constitutes qualifying income for purposes of the qualifying income exception. On June 24, 2016, the Republicans on the House Ways and Means Committee released a blueprint of tax reform legislation (the "Tax Reform Task Force Blueprint"). Among the proposals in the Tax Reform Task Force Blueprint is a provision that creates a new 25% tax rate on business income earned by pass-through entities. It is unclear to what extent this proposed tax would apply to the taxable income of a publicly traded partnership like us. To the extent that it does apply to us, we could choose to elect to qualify as a REIT, or we could elect to be taxed as a corporation. If we were to elect to qualify as a REIT, the tax requirements applicable to REITs could force us to forego investments we might otherwise make or avoid hedging strategies in which we would otherwise engage, or, alternatively, require us to acquire such investments or engage in such strategies through a taxable subsidiary. If we did not choose to elect to qualify as a REIT under such a scenario, the proposed tax if we maintained our status as a publicly traded partnership, or the corporate tax if we were to elect to be taxed as a corporation, could result in a material reduction in cash flow and after-tax returns for holders of our common shares and thus could result in a substantial reduction in the value of our common shares. Another of the proposals could prohibit the deductibility of our interest expense in excess of our interest income. Changes to the Internal Revenue Code that limit the deductibility of interest expense could increase the after-tax cost of debt financing of acquisitions which could make our use of leverage for new investments less attractive, require us to adjust our investment strategies, increase competition for investments relative to other investors with a lower cost of capital, and adversely affect our investment returns. There is a substantial lack of clarity around both the timing and the details of any of the Tax Reform Task Force Blueprint proposals and the potential impact of the proposals on an investment in us.
Holders of our common shares will be subject to U.S. federal income tax on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income in excess of our cash distributions.
We believe that we have been and will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to U.S. federal income taxation and, in some cases, state, local, and foreign income taxation, on their allocable share of our items of income, gain, loss, deduction, and credit, regardless of whether or when they receive cash distributions. Individuals, trusts, and estates that are U.S. holders and whose income exceeds certain thresholds are also subject to a Medicare tax on their share of our taxable income. In addition, certain of our assets may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income or produce losses that are not currently deductible against our other income, and holders of our common shares will be required to take our taxable income from such assets into account in determining their taxable income. Regardless of how much taxable income we generate, we are not required to make distributions to our shareholders. Consequently, it is possible that the U.S. federal income tax liability of shareholders with respect to their respective allocable shares of our earnings in a particular taxable year could exceed the cash distributions we make to shareholders with respect to that taxable year, thus requiring out-of-pocket tax payments by shareholders. Furthermore, if we did not make cash distributions with respect to a taxable year, holders of our common shares could still have a tax liability attributable to their allocation of our taxable income for that taxable year.
The ability of holders of our common shares to deduct certain expenses incurred by us may be limited.
We believe that, based on the scope of our current activities, most of the expenses incurred by us and our Operating Partnership, including base management fees and incentive fees paid to our Manager, will not be treated as "miscellaneous itemized deductions" and will be deductible as ordinary trade or business expenses. We have made investments, however, including investments in partnerships, whose related expenses will be treated as miscellaneous itemized deductions. At present, we do not believe that our share of such expenses will be significant, but no assurance can be provided that we will not in the future incur significant amounts of expenses that will be treated as miscellaneous itemized deductions. In general, "miscellaneous itemized deductions" may be deducted by a holder of our common shares that is an individual, estate, or trust only to the extent that such deductions exceed, in the aggregate, 2% of such holder's adjusted gross income. There are also limitations on the deductibility of itemized deductions by individuals whose adjusted gross income exceeds a specified amount, adjusted annually for inflation. In addition, "miscellaneous itemized deductions" are also not deductible in determining the alternative minimum tax liability of a holder. Although we believe that our and our Operating Partnership's expenses generally will not be treated as "miscellaneous itemized deductions," there can be no assurance that the IRS will not successfully challenge that treatment. In that event, a holder's inability to deduct all or a portion of such expenses could result in an amount of taxable income to such holder with respect to us that exceeds the amount of cash actually distributed to such holder for the year.
Any taxes paid by our corporate subsidiaries will reduce the cash available for distribution to our shareholders.
We currently own several domestic and foreign subsidiaries that are treated as corporations for U.S. tax purposes. In the future, we may acquire ownership of other domestic and foreign corporate subsidiaries. Our domestic taxable corporate subsidiaries will be subject to U.S. federal, state, and local income tax on their taxable income. We anticipate that our foreign corporate subsidiaries will generally conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax on their net income. There can be no assurance, however, that our foreign corporate subsidiaries will not engage in, or be deemed by the IRS to be engaged in, activities that may cause them to be engaged in a U.S. trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to U.S. federal income tax. While our foreign corporate subsidiaries are generally not expected to be subject to U.S. federal income tax on their net income, such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries. Even if the intended U.S. federal income tax treatment of our foreign corporate subsidiaries is respected, those entities may be subject to income, franchise or other taxes in the jurisdictions and/or the states in which they are organized or operate. Any taxes paid by our corporate subsidiaries will reduce the cash available for distribution to our shareholders.
If our REIT subsidiary fails to comply with the REIT requirements, it could be subject to tax.
We have a subsidiary that elected to be treated as a REIT under the Code beginning with its 2015 taxable year, and we may acquire ownership of other REIT subsidiaries in the future. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that our REIT subsidiary will be able to comply with such requirements . Failure to qualify as a REIT in any taxable year would cause this subsidiary to be subject to U.S. federal income tax (and any applicable state and local taxes) on its taxable income at regular corporate rates. Even if our REIT subsidiary qualifies as a REIT for U.S. federal income tax purposes, it will be subject to a tax equal to 100% of the net income derived from any "prohibited transactions" (i.e., gains from the sale of property held primarily for sale to customers in the ordinary course of business, or "dealer property") and may be subject to income, franchise or other taxes in the jurisdictions and/or the states in which it is organized or operates. For example, if it forms a TRS, the income generated by that subsidiary will be subject to U.S. federal, state, and local income tax. Any taxes paid by our REIT subsidiary or a TRS will reduce the cash available for distribution to our shareholders.
Tax-exempt holders of our common shares will likely recognize significant amounts of "unrelated business taxable income," which might have adverse consequences.
An organization or account (such as an individual retirement account) that is otherwise exempt from U.S. federal income tax is nonetheless subject to taxation with respect to its "unrelated business taxable income," or "UBTI." Because we have incurred and will incur "acquisition indebtedness" with respect to many of our investments, a proportionate share of a holder's income from us with respect to such investments will be treated as UBTI. Accordingly, tax-exempt holders of our common shares will likely recognize significant amounts of UBTI. For certain types of tax-exempt entities, the receipt of any UBTI might have adverse consequences. Tax-exempt holders of our common shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our common shares.
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
Since January 1, 2013, we have held all of our assets and conducted all of our operations through our Operating Partnership. Although we have made an election to adjust the basis in our assets upon a transfer of our shares under Section 754 of the Code, or a "Section 754 election," our Operating Partnership did not make and does not intend to make a Section 754 election. As a result of our Section 754 election, each holder that purchases our shares will have an initial tax basis in our assets (i.e., the membership interests in our Operating Partnership, or "OP Units") that reflects such holder's purchase price. Because our Operating Partnership did not make and will not make a Section 754 election, we believe that our Operating Partnership will not be required to make corresponding tax basis adjustments with respect to its assets. It is possible that the IRS might challenge this position, and if such challenge were upheld, any holder who purchased our shares when our diluted book value per share exceeded the holder's per share purchase price would be allocated additional income (and/or a lesser amount of loss) in an amount per share approximately equal to such excess, ignoring any offsetting allocations of operating loss and assuming that our diluted book value per share at the end of the taxable year was equal to or greater than the diluted book value per share at the time of purchase. No complete assurance can be provided that the IRS will not successfully assert that the tax basis of the assets held by our Operating Partnership must be adjusted upon a purchase of our shares.
On its initial tax return, our Operating Partnership attached the election it made under Section 475(f) of the Code to mark to market for U.S. federal income tax purposes the securities it holds as a trader. We attached such an election to our initial tax return as well. Because an interest in a non-publicly traded partnership, such as our Operating Partnership, is not considered a "security" subject to the mark-to-market rules of Section 475(f) of the Code, we do not anticipate that the assets we hold directly (i.e., our OP Units) will be required to be marked to market. As noted above, we caused our Operating Partnership to attach its election to be a trader under Section 475(f) of the Code to its initial tax return. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. We believe that our Operating Partnership qualified and continues to qualify as a trader, and that we qualified as trader prior to January 1, 2013. There can be no assurance that we or our Operating Partnership have qualified or will continue to qualify as a trader in securities eligible for the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our Operating Partnership's qualification as a trader. If our or our Operating Partnership's qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount of taxable income and the tax character of taxable income recognized by us and allocated to the holders of our shares. An inability to utilize the mark-to-market election might also have an adverse effect on our ability to provide tax information to holders of our shares on a timely basis. The IRS could also challenge any conventions that we use in computing, or in allocating among holders of our shares, any gain or loss resulting from the mark-to-market election.
Our Operating Partnership is required to identify any securities that are not held in connection with the trade or business of trading securities on the day such positions are acquired. If our Operating Partnership fails to properly identify a security that is not held in connection with such trade or business, the IRS may require the Operating Partnership to recognize "mark-to-market" gains on such securities as ordinary income at the end of each taxable year, but defer recognition of any "mark-to-market" losses, to the extent they exceed gains previously recognized with respect to such security, until the security is sold. In addition, we have taken the position that our Operating Partnership's mark-to-market gain or loss in its securities held as a trader, and any gain or loss on the actual disposition of such securities, should be treated as ordinary income or loss. However, because the law is unclear as to the treatment of assets that are held for investment, and the determination of which assets are held for investment, the IRS could take the position that the mark-to-market gain or loss attributable to certain of our Operating Partnership's assets should be treated as capital gain or loss and not as ordinary gain or loss. Additionally, the IRS could take the position that the gain on securities our Operating Partnership identified as not held in connection with the trade or business of trading securities should be treated as ordinary gain rather than capital gain. In either case, we might not be able to use some or all of our losses to offset our income, which could increase the amount of taxable income allocated to the holders of our shares, without any corresponding increase in our economic income or in the distributions we make to the holders of our shares. The tax on our taxable income allocated to you may be in excess of our cash distributions to you.
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

Thus, compliance with these requirements may materially adversely affect our business, financial condition and results of our operations and our ability to make distributions to our shareholders.
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
For taxable years beginning after December 31, 2017, new IRS audit procedures will apply to partnerships. These new partnership audit procedures will require partnerships to pay tax (including interest and penalties) on any adjustments to taxable income made as a result of an IRS audit. The amount of tax paid by the partnership will be determined without the benefit of partner level tax items that could otherwise reduce tax due on any adjustment. Because the audit adjustment tax is paid by the partnership, the economic burden of any such tax on us would fall on the holders of our common shares at the time that the audit adjustment tax is paid. However, a partnership may instead elect to pass through any audit adjustments to those who were partners of the partnership in the year that was audited. If we were to make this election with respect to an audit adjustment, the tax burden associated with such adjustment would fall on those who were holders of our common shares in the year that was audited. Several changes and clarifications have been proposed to these rules. No assurance can be given that the law will not change prior to the date on which the new audit procedures first apply. As a result of these new audit procedures, our shareholders could bear the cost of an audit adjustment relating to a previous tax year, including a tax year prior to when such shareholder acquired our common shares.
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of our common shares.
The U.S. federal income tax treatment of holders of our common shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. Also, the IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments we have previously made. In addition, as a result of the recent change in presidential administrations, there may be significant reform of the Code, including significant changes to the taxation of both business entities and individuals. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. We and holders of our common shares could be adversely affected by any such change in tax law, regulation or interpretation. Our operating agreement permits our Board of Directors to modify (subject to certain exceptions) the operating agreement from time to time, without the consent of the holders of our common shares. These modifications may address, among other things, certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of our common shares. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of our common shares in a manner that reflects their distributive share of our items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of our common shares.

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
Item 3. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under intense regulatory scrutiny, and we and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, we received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, our analyses of such loans, the purchases and securitizations of such loans by us and by certain third parties, and the servicing of such loans. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of this Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EFC" since October 8, 2010. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	Common Stock Sales Price
	High	Low
2016:
First Quarter	$17.86	$14.18
Second Quarter	$18.20	$16.53
Third Quarter	$18.04	$16.65
Fourth Quarter	$16.78	$15.31
2015:
First Quarter	$21.65	$19.72
Second Quarter	$20.60	$18.20
Third Quarter	$18.99	$17.00
Fourth Quarter	$18.73	$16.24
The closing price for our common shares on March 10, 2017, was $15.70.

Holders of Our Common Shares
Based upon a review of a securities position listing as of March 3, 2017, we had an aggregate of 104 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
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
The following table sets forth the dividends per share we have paid, or will pay with respect to the dividends declared for the fourth quarter of 2016, to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2016:
First Quarter	$0.50	June 1, 2016	June 15, 2016
Second Quarter	$0.50	September 1, 2016	September 15, 2016
Third Quarter	$0.45	December 1, 2016	December 15, 2016
Fourth Quarter	$0.45	March 1, 2017	March 15, 2017
For the year ended December 31, 2015:
First Quarter	$0.65	June 1, 2015	June 15, 2015
Second Quarter	$0.65	September 1, 2015	September 15, 2015
Third Quarter	$0.50	December 1, 2015	December 15, 2015
Fourth Quarter	$0.50	March 1, 2016	March 15, 2016
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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016 with respect to compensation plans under which our equity securities are authorized for issuance. We have no such plans that were not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	469,539	(1)	N/A	1,307,397	(2)

(1)
Represents outstanding LTIP Units, which are a separate non-voting class of limited liability company interests structured as profits interests. The LTIP Units, subject to certain forfeiture provisions, may be converted, at the election of the holder, into our common shares on a one-for-one basis. Of the 469,539 LTIP Units outstanding as of December 31, 2016, 94,539 were issued pursuant to our 2007 Incentive Plan for Individuals, and 375,000 were issued pursuant to our 2007 Incentive Plan for Entities.

(2)
As of December 31, 2016, a combined total of 1,307,397 common shares and LTIP Units remain available for issuance under the incentive plans. In each calendar year, the maximum limit on the number of common shares and LTIP Units issuable under both incentive plans increases by an amount equal to

6% of the difference, if any (but not less than zero) between (i) the number of common shares that are outstanding as of the last day of such calendar year and (ii) the number of common shares that are outstanding as of the last day of the immediately preceding calendar year (excluding any securities issued under the plans). The individual incentive plan requires that of the number of common shares and LTIP Units available for awards under both plans, 62,500 common shares be reserved for awards to be made to our independent directors. In no event will the aggregate number of common shares and LTIP Units issued pursuant to both incentive plans exceed 10,000,000. In the event that an award expires, or is forfeited, canceled or otherwise terminates without the issuance of common shares, such common shares subject to such award will again be available for subsequent awards, except as prohibited by law. In addition, common shares that we withhold in satisfaction of the holder's obligation to remit an exercise price or withholding taxes will be available for future awards.
Unregistered Sales of Equity Securities
Pursuant to our 2007 Individual Long-Term Incentive Plan, on December 13, 2016, we granted 13,673 LTIP Units to our partially dedicated employees. The LTIP Units are subject to forfeiture restrictions that will lapse with respect to 8,090 of the LTIP Units on December 13, 2017 and 5,583 of the LTIP Units on December 13, 2018. Once vested, the LTIP Units may be converted at the election of the holder into common shares representing limited liability interests of our company on a one-for-one basis. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	91,528	$16.24	91,528	773,432
November 1, 2016 - November 30, 2016	95,180	16.27	95,180	678,252
December 1, 2016 - December 31, 2016	137,649	15.95	137,649	540,603
Total	324,357	$16.13	324,357	540,603
On March 6, 2017, our Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. This program superseded the similar share repurchase program that had previously been adopted on August 3, 2015, which had also authorized the repurchase of 1.7 million common shares.

Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from December 31, 2011 to December 31, 2016, and assumes in each case, a $100 investment on December 31, 2011 and the reinvestment of dividends.
The actual cumulative total returns shown on the graph above are as follows:

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Ellington Financial LLC	$100.00	$146.99	$173.62	$173.88	$165.95	$171.76
S&P 500	$100.00	$115.99	$153.45	$174.54	$176.94	$198.09
FTSE NAREIT MREIT	$100.00	$120.03	$117.50	$138.47	$126.30	$155.13
The performance information above has been obtained from sources believed to be reliable, but neither its accuracy or completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 2016, 2015, 2014, 2013, and 2012, and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. The consolidated financial information presented below as of December 31, 2016, and 2015 and for the years ended December 31, 2016, 2015, and 2014, has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2014, 2013, and 2012, and for the years ended December 31, 2013 and 2012, was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.
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
Condensed Statement of Operations

	Year Ended December 31,
	2016	2015	2014	2013	2012
(In thousands except per share amounts)
Investment Income:
Interest income	$74,344	$101,783	$93,533	$85,740	$63,857
Other income	5,841	2,813	318	—	—
Total investment income	80,185	104,596	93,851	85,740	63,857
Expenses:
Base management fee	10,065	11,493	10,751	9,115	6,835
Incentive fee	—	—	1,400	8,366	19,145
Interest expense	16,306	12,112	9,927	11,025	7,799
Other investment related expenses	8,070	5,612	4,689	496	—
Other operating expense	9,979	9,203	8,333	7,083	5,891
Total expenses	44,420	38,420	35,100	36,085	39,670
Net Investment Income	35,765	66,176	58,751	49,655	24,187
Net Realized and Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation:
Net realized and change in net unrealized gain (loss) on investments	(5,304)	(22,485)	23,117	37,666	94,339
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(46,722)	(5,598)	(21,899)	(7,959)	(21,380)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	2,513	5,115	2,416	(38)	—
Net foreign currency gain (loss)	(1,954)	(4,779)	(2,436)	38	—
Net Realized and Change in Net Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation	(51,467)	(27,747)	1,198	29,707	72,959
Net Increase in Equity Resulting from Operations	(15,702)	38,429	59,949	79,362	97,146
Less: Net Increase in Equity Resulting From Operations Attributable to Non-controlling Interests	305	340	782	838	—
Net Increase in Shareholders' Equity Resulting from Operations	$(16,007)	$38,089	$59,167	$78,524	$97,146
Net Increase in Shareholders' Equity Resulting from Operations per share	$(0.48)	$1.13	$2.09	$3.28	$5.31
Dividends per common share(1)	$1.90	$2.30	$2.96	$3.08	$3.62
Dividends(2)	$63,097	$78,173	$88,538	$80,198	$72,615

(1)
Dividends are declared and paid on a quarterly basis in arrears. For example, dividends for the fiscal year ended December 31, 2016 include the dividend declared on February 8, 2017 for the fourth quarter of 2016. In the case of the year ended December 31, 2012, dividend amounts also include a special dividend declared for the 2012 fiscal year.

Condensed Consolidated Statement of Assets, Liabilities, and Equity

	As of December 31,
	2016	2015	2014	2013	2012
(In thousands except per share amounts)
Cash and cash equivalents	$123,274	$183,909	$114,140	$183,489	$59,084
Restricted cash	655	4,857	—	—	—
Investments at fair value	1,505,026	1,661,118	2,172,082	1,730,130	1,375,116
Financial derivatives–assets, at fair value	35,595	162,905	80,029	59,664	48,504
Repurchase agreements	184,819	105,700	172,001	27,962	13,650
Receivable for securities sold	445,112	705,748	1,237,592	883,005	626,919
Due from brokers	93,651	141,605	146,965	82,571	22,744
Other assets	25,063	25,713	22,546	8,377	6,098
Total assets	2,413,195	2,991,555	3,945,355	2,975,198	2,152,115
Investments sold short at fair value	584,896	728,747	1,291,370	845,614	622,301
Financial derivatives–liabilities, at fair value	18,687	60,472	66,116	44,791	15,212
Reverse repurchase agreements	1,033,581	1,174,189	1,669,433	1,236,166	905,718
Payable for securities purchased	85,168	165,365	98,747	193,047	57,333
Securitized debt	24,086	—	774	983	1,335
Due to brokers	12,780	114,797	22,224	19,762	30,954
Other liabilities	9,220	9,033	8,147	8,786	12,907
Total liabilities	1,768,418	2,252,603	3,156,811	2,349,149	1,645,760
Equity	644,777	738,952	788,544	626,049	506,355
Less: Non-controlling interests	7,116	6,903	6,389	5,648	—
Shareholders' Equity	$637,661	$732,049	$782,155	$620,401	$506,355
Shareholders' equity per common share	$19.75	$22.10	$23.38	$24.40	$24.86
Shareholders' equity per common share, diluted	$19.46	$21.80	$23.09	$23.99	$24.38
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We are a specialty finance company that primarily acquires and manages mortgage-related and consumer-related assets, including RMBS, residential and commercial mortgage loans, consumer loans and ABS backed by consumer loans, CMBS, real property, and mortgage-related derivatives. We also invest in corporate debt and equity, including distressed debt, CLOs, non-mortgage-related derivatives, and other financial assets, including private debt and equity investments in mortgage-related entities. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 22-year history of investing in a broad spectrum of MBS and related derivatives.
We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2016, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through December 31, 2016, our Credit strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. Our Credit strategy includes non-Agency RMBS; residential and commercial mortgage loans, which can be performing or non-performing; REO; consumer loans and ABS backed by consumer loans; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and corporate debt and equity. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2016, we financed our asset purchases primarily through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings and we expect to continue to obtain the vast majority of our financing through the use of reverse repos. In addition to financing our assets through reverse repos, in March 2016 we entered into a securitization transaction to finance certain of our commercial mortgage loans and REO which was accounted for as a collateralized borrowing. In August 2016, we entered into a securitization transaction to obtain term financing for certain of our consumer loans; we accounted for this transaction as a sale.
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
As of December 31, 2016, outstanding borrowings under reverse repos and securitized debt were $1.1 billion and our debt-to-equity ratio was 1.64 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Of our total borrowings outstanding as of December 31, 2016, approximately 75%, or $790.3 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our Credit portfolio and U.S. Treasury securities.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of December 31, 2016, our diluted book value per share was $19.46 as compared to $21.80 as of December 31, 2015. On a diluted basis, the Company's total return for the year ended December 31, 2016 and 2015 was (1.79)% and 5.20%, respectively. Additionally our diluted net-asset-value-based total return was 157.36% from our inception (August 17, 2007) through December 31, 2016, and our annualized inception-to-date diluted net-asset-value-based total return was 10.61% as of December 31, 2016.

Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market and other credit markets include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In December 2016, the Federal Reserve raised its target range for the federal funds rate by 0.25%, but maintained its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings;

•
Housing and Mortgage Market Statistics—Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for November showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, the Freddie Mac survey 30-year mortgage rate ended the fourth quarter of 2016 at 4.32%, rising from 3.42% at the end of the third quarter of 2016;

•	GSE and Government Agency Developments—The FHFA and the GSEs continued to announce program and policy changes and clarifications intended to increase mortgage credit availability;

•
Portfolio Overview and Outlook—Throughout 2016, we continued to shift our Credit portfolio away from non-Agency RMBS and other securities, and towards loan assets. We also added several new borrowing facilities during the year, which should allow us to continue to grow our loan portfolios. While the assets in our Credit portfolio performed well over the course of the year, our high-yield corporate credit hedges provided a substantial drag on our results. In the latter half of the year, as we continued to reduce our non-Agency RMBS portfolio, and as we continued to observe lower correlations between many of our structured credit assets and our high-yield corporate credit hedges, we significantly reduced our high-yield corporate credit hedges. Meanwhile, our Agency RMBS portfolio performed well over the course of the year despite the challenges presented by heightened interest rate volatility.

Federal Reserve and U.S. Monetary Policy
On December 14, 2016, the Federal Open Market Committee, or "FOMC," announced that it would raise the target range for the federal funds rate by 0.25%, to 0.50%-0.75%. This was the first announcement of an increase in the target range for the federal funds rate since December 16, 2015. On February 1, 2017, the FOMC announced that it would maintain the target range for the federal funds rate at 0.50%-0.75%. In its February statement following the meeting, the FOMC indicated that economic activity has continued to expand at a moderate pace, and the labor market has continued to strengthen. The FOMC also stated that it expects that with gradual adjustments in the stance of monetary policy, the expansion of economic activity will continue at a moderate pace and labor market conditions will strengthen somewhat further. Additionally, the FOMC indicated that it expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate will be warranted, and that the federal funds rate is likely to remain, for some time, below prevailing longer run levels. Minutes from the February meeting of the FOMC indicated that many officials expressed the view that it might be appropriate to raise the federal funds rate again fairly soon if incoming information on the labor market and inflation was in line with or stronger than their current expectations, or if the risks of overshooting the committee's maximum employment and inflation objectives increased.
Over the course of the fourth quarter, the 10-year U.S. Treasury yield increased by 85 basis points, from 1.59% as of September 30, 2016 to 2.44% as of December 30, 2016. The rise in long-term interest rates during the fourth quarter was the largest quarterly increase since the financial crisis, and one of the largest quarterly increases ever. We believe that there remains substantial risk that interest rates will increase from current levels, driven by a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States and other factors. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency RMBS and Credit portfolios using a variety of tools, including TBAs, interest rate swaps, and various other instruments. Additional uncertainty surrounds the Federal Reserve's timeline to curtail its reinvestment of principal payments from its U.S. Treasury security and Agency RMBS holdings. The current pace of monthly reinvestments under this program is approximately $25 billion, thus providing significant market support.

Housing and Mortgage Market Statistics
The following table demonstrates the decline in residential mortgage delinquencies and foreclosure inventory on a national level, as reported by CoreLogic in its December 2016 National Foreclosure Report:

	As of
Number of Units (In thousands)	December 2016	September 2016
Seriously Delinquent Mortgages(1)	1,027	1,039
Foreclosure Inventory	329	341

(1)	Seriously Delinquent Mortgages are ninety days and over in delinquency and include foreclosures and real estate owned, or "REO," property.
As the above table indicates, both the number of seriously delinquent mortgages and the number of homes in foreclosure have continued to decline. This decline supports the thesis that as many homeowners have re-established equity in their homes through recovering real estate prices, they have become less likely to become delinquent and default on their mortgages.
Monthly housing starts provide another indicator of market fundamentals. The following table shows the trailing three-month average housing starts for the periods referenced:

	As of
Number of Units (In thousands)	December 2016	September 2016
Single-family	834	758
Multi-family	406	374
Source: U.S. Census Bureau
As of December 2016, average single-family housing starts during the trailing three months increased by 10.0% as compared to September 2016, while multi-family housing starts increased by approximately 8.6% during the same period.
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for December 2016 showed that, on average, home prices posted a 5.6% year-over-year increase for its 20-City Composite and a 4.9% year-over-year increase for its 10-City Composite, after seasonal adjustments. Additionally, as indicated in the table above, as of December 2016, the national inventory of foreclosed homes fell to 329,000 units; this represented the sixty-second consecutive month with a year-over-year decline. As a result, there are many fewer unsold foreclosed homes hanging over the housing market than there were a year ago. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as shadow inventory. Shadow inventory represents the number of properties that are seriously delinquent, in foreclosure, or held as REO by mortgage servicers, but not currently listed on a multiple listing service.

While refinancing activity overall has been slower in recent periods relative to earlier periods when mortgage rates were at comparable levels, recent trends suggest an ongoing divergence between the refinancing behavior of lower balance loans and higher balance loans. As illustrated in the figure below, the average loan size of refinance applications, especially during refinancing waves, has increased over the past several years. For example, in July 2016, at the peak of the most recent refinancing wave, the average refinance application loan size was $288,400, a 35% increase over the average refinance application loan size of $213,700 in May 2013, at the peak of the early 2013 refinancing wave. This increase in average loan sizes of mortgage refinances is reflective of a number of changes related to borrower behavior and mortgage credit availability in recent years.

6,000
5,500
5,000
4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
MBA Refinance Index
(Application Volume)
320
300
280
260
240
220
200
180
Average Refinance Application Loan Size
($ thousands, trailing 4-week average)
Sep-12
Mar-13
Sep-13
Mar-14
Sep-14
Mar-15
Sep-15
Mar-16
Sep-16
MBA Refinance Index
Average Refinance Application Loan Size (Trailing 4-Week Average)

Source: Freddie Mac and Mortgage Bankers Association
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

While in the past few years more affluent and higher credit score borrowers have seen the largest increase in mortgage credit availability, more recently first time homebuyers, low-income borrowers, and borrowers in low-income areas have started to benefit from an increase in high LTV mortgage lending programs targeted at these demographic groups. While recent growth is still relatively modest in these largely government-funded or non-profit-funded lending programs for less affluent borrowers, it may prefigure future expansions of credit to higher LTV borrowers.
In addition, since the financial crisis, financial reforms, including the Dodd-Frank Act, and QM mortgage rules, have dramatically increased the costs of underwriting, especially for niche products such as second lien and adjustable rate mortgages. Banks have reduced their footprint in the mortgage lending space as the scars of the financial crisis and higher capital requirements have increased the costs of doing business. More recently, market share has shifted to non-bank lenders, which do not face the same regulatory capital requirements as banks for servicing mortgages, and which possess superior technology to better assist borrowers in making more efficient refinancing decisions.
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
As improved technology spreads, we believe that the lending industry will change in two important ways. First, more efficient mortgage origination should mean that some cost savings will be passed on to borrowers. Smaller-balance loans, which are disproportionately used by lower-income borrowers, should respond the most from a reduction in the fixed components of origination costs. Second, borrower prepayment behavior should become increasingly efficient, as demonstrated by the higher prepayment speeds of mortgage loans serviced by Quicken and other non-bank mortgage originators. Assessing the ongoing evolution of these industrywide changes, including studying servicer-specific trends, is of increasing importance in investing in both specified pools and TBAs.

Prepayment Speeds of Bank vs Non-Bank Servicers
(Seasoned In-the-Money Freddie Mac Loans)
3-Month CPR
0
5
10
15
20
25
30
35
40
45
50
Aug-13
Nov-13
Feb-14
May-14
Aug-14
Nov-14
Feb-15
May-15
Aug-15
Nov-15
Feb-16
May-16
Aug-16
Nov-16
Bank
Non-Bank
Quicken

Source: Freddie Mac

On February 3, 2017, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in January 2017, the U.S. unemployment rate was 4.8%, down from 4.9% a year earlier and at levels generally considered consistent with an economy near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps more relevant, measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 227,000 in January 2017. Over the past three months, job gains have averaged 183,000 per month.
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
GSE/Government Agency Developments
On October 19, 2016, Ginnie Mae announced a new rule to discourage rapid streamline refinancing of loans in Ginnie Mae pools. Effective February 1, 2017, any streamline-refinanced loan that was less than six months old at the time of refinancing will automatically be ineligible for inclusion in TBA-deliverable Ginnie Mae pools. Recent developments in Ginnie Mae pools involving the rapid refinancing by certain non-bank lenders of a small number of VA-guaranteed loans, often originated at above market interest rates, have raised concerns about the impact of multiple, rapid refinance transactions on borrower equity and financing costs. These rapid refinancings had been weighing on the prices of certain Ginnie Mae pools, and the new rule should help maintain investor confidence in the Ginnie Mae program.
On October 24, 2016, Fannie Mae announced details of a new "Day 1 certainty" program, available in December, to waive property inspections and provide income and employment representation and warranty relief for certain low-risk loans. The program should reduce closing costs and shorten refinance lead times, leading to a marginal increase in reactivity and prepayment speeds, as well as potentially providing more credit availability for first-time homebuyers who face the greatest paperwork challenges in documenting income and employment. A similar Freddie Mac program had been previously announced and will debut in spring 2017. The combined effect of these programs depends critically on lender take-up, although most lenders seem to be receptive to the programs.
On December 8, 2016, the FHFA announced that the initial phase, called Release 1, of the Common Securitization Platform or "CSP," had been successfully implemented on November 21, 2016. With the implementation, Freddie Mac converted to using the CSP for many of the major activities related to current single-class, fixed-rate, mortgage-backed securities. The next phase of the CSP, known as Release 2, will involve the actual issuance by Freddie Mac and Fannie Mae of a common, single mortgage-backed security, to be called the Uniform Mortgage-Backed Security, or "UMBS." The FHFA expects to announce a timeframe for the implementation of Release 2 in the first quarter of 2017. The FHFA's goal in establishing the UMBS is to create a single set of standards and a single market for GSE-issued fixed-rate mortgage loans, and thereby to create and maintain a more liquid Agency MBS market consistent with the FHFA's statutory obligation of providing for the liquidity of the national housing finance market.
On January 9, 2017, the FHA announced that it would reduce its annual mortgage insurance premiums, or "MIPs," by 25 basis points for most new mortgages with a closing/disbursement date on or after January 27, 2017; this would reestablish the insurance premiums nearly at pre-crisis levels. This announcement was largely unexpected, especially after comments made by Ed Golding, the U.S. Department of Housing and Urban Development assistant secretary, who indicated that no additional MIP cut was coming. Since 2009, the FHA has increased MIPs several times to help stabilize the health of its Mutual Mortgage Insurance Fund, which has been badly depleted by the financial crisis. However, the new administration canceled the MIP reduction on January 20, 2017 (its first day in office), citing a need for more analysis and research. The rollback of the MIP reduction indicates that the new administration may want to reevaluate the government's role in housing policy.
To date, no definitive legislation has been enacted with respect to a possible unwinding of the GSEs or a material reduction in their roles in the U.S. mortgage market. However, U.S. Treasury Secretary Steven Mnuchin has indicated that reform of the GSEs will be a priority for the new administration. There have been several proposals offered by members of Congress, including the Corker-Warner bill introduced in June 2013, the Johnson-Crapo bill introduced in March 2014, the Partnership to Strengthen Homeownership Act introduced in July 2014, and a Senate draft bill introduced in May 2015 by Senator Richard Shelby that pushes for increased credit risk transfers to private investors. To date, the GSEs have engaged predominantly in "second-loss" risk sharing transactions, where the GSEs bear losses on their mortgage pools up to a capped amount first, before private investors bear any losses. Furthermore, these risk sharing transactions to date have generally been "back-end" transactions, where the GSE seeks to offload its risk only after it has actually issued guarantees on a defined pool of mortgages. Under the Shelby bill, not only would the GSEs be required to engage in significant and increasing levels of risk sharing transactions generally, but for the first time the GSEs would be required to engage both in "first-loss" risk sharing transactions and in "front-end" risk sharing transactions. Many of these proposed bills could potentially increase private capital flows to the mortgage sector while reducing taxpayer risk. Though it appears unlikely that any of these bills will be passed in their current form, features may be incorporated into future proposals.
Portfolio Overview and Outlook
General Market Overview
In the first quarter of 2016, credit-related fears stemming from depressed energy prices initially spurred a rapid equity market sell-off that spilled over to many sectors, including most credit-sensitive sectors, and also caused a flight to quality that pushed interest rates sharply lower. The response from global central banks was swift, with announcements of both increased quantitative easing programs and more dovish interest rate outlooks; this caused equity markets and many credit-sensitive sectors to rally back and at the same time kept interest rates from rebounding fully. Interest rates trended slightly higher and volatility declined for most of the second quarter, but following the United Kingdom's vote in June to leave the European Union, with the associated concerns of a negative impact on the global economy, interest rates sharply reversed course and dropped dramatically, while most credit-sensitive sectors fell. However, as had occurred earlier in the year, additional global central bank intervention quickly supplied relief to the financial markets. With yields on sovereign bonds reaching record low levels, many investors sought higher yields from other sectors, including credit-sensitive sectors.
The fourth quarter of 2016 was characterized by sharply higher interest rates and increased market volatility, especially in the aftermath of the U.S. elections in November. The election of Donald Trump to the U.S. presidency along with continued Republican control of Congress led to a surge in interest rates, as many market participants predicted that the policy goals of the new administration would lead to an acceleration in U.S. economic growth. Among the shared policy goals of the new administration and Congress are a lowering of corporate income tax rates, increased infrastructure spending, and a roll-back in regulation, such as many of the regulations included in the Dodd-Frank Act. The rise in long-term interest rates during the fourth quarter was the largest quarterly increase since the financial crisis, and one of the largest quarterly increases ever. Over the course of the fourth quarter of 2016, the 10-year U.S. Treasury yield rose 85 basis points to end the year at 2.44%, and closed as high as 2.60% on December 15th. The yield curve steepened substantially during the fourth quarter, with the 2-year U.S. Treasury yield rising 43 basis points to end the quarter at 1.19%. The 10-year and 2-year U.S. Treasury yields began 2016 at 2.27% and 1.05%, respectively.
In December 2016, for the first time since late 2015 and only the second time in over ten years, the Federal Reserve increased its target range for the federal funds rate. Following the rate increase in late 2015 and heading into 2016, most market participants had anticipated multiple target range increases for 2016, but concerns around a global economic slowdown, as well as mixed data regarding the state of the U.S. economy, led the Federal Reserve to adopt a more measured stance in 2016. The recent change in administrations now presents the Federal Reserve with conflicting considerations: an increase in inflation appears more likely, which would call for monetary tightening, but the uncertainties associated with possible large scale government policy changes may call for a more cautious approach.
For most of 2016 mortgage rates trended lower, but they surged in the fourth quarter in sympathy with overall interest rates. Ultimately, the Freddie Mac survey 30-year mortgage rate ended 2016 at 4.32%, or 0.31% higher than where it began the year. The Mortgage Bankers Association Refinance Index, which tracks the volume of mortgage loan refinancing applications, reached a one-year high on July 8, 2016 and then declined over 50%, falling back to its early-2016 levels by the end of the year.
Credit
As of December 31, 2016, our total long Credit portfolio (excluding derivatives) was $601.6 million, as compared to $600.5 million as of December 31, 2015. Over the course of the year, and continuing recent trends, we net sold non-Agency RMBS. As we have sold down our non-Agency RMBS, we continued to reallocate capital to our consumer loan strategy, our commercial mortgage strategy, and our residential mortgage loan strategy, which includes our investments in certain specialty residential mortgage originators. We also continued to opportunistically invest in CLOs and distressed corporate debt and equity.
As the case has been for some time, the fundamentals underlying non-Agency RMBS continue to be strong, led by a stable housing market. As legacy non-Agency RMBS continue to amortize, the range of expected outcomes on these assets has narrowed significantly; this trend, together with the minimal level of new RMBS issuance generally, has caused yield spreads on legacy non-Agency RMBS to compress significantly, leading us to rotate much of our Credit portfolio into higher-yielding assets. Our non-Agency RMBS portfolio, though much smaller now, performed well in 2016, benefiting from strong net interest margins, appreciation from our held positions, and net realized gains from positions sold. However, the positive effects of generally tighter spreads and profitable trading activity in our non-Agency portfolio were offset by losses on our credit hedges. While our non-Agency RMBS portfolio currently represents a much smaller portion of our total Credit portfolio than it ever has, we intend to continue to opportunistically increase and decrease the size of this portfolio as market conditions vary. As of December 31, 2016, our investments in U.S. non-Agency RMBS totaled $102.7 million as compared to $217.82 million as of December 31, 2015.
Throughout most of 2016, our credit hedges consisted primarily of financial instruments tied to high-yield corporate credit, such as CDS on high-yield corporate bond indices, as well as tranches and options on these indices; short positions in and CDS on corporate bonds; and positions involving ETFs of high-yield corporate bonds. We opportunistically overlaid these high-yield corporate credit hedges with certain relative value long/short positions involving the same or similar instruments. Throughout 2016, global central bank monetary policy was highly accommodative, and even included central bank corporate bond buying programs, first by the European Central Bank as announced earlier in the year, and then by the Bank of England as announced in August. Throughout the year, the combination of very low or even negative yields on many high quality sovereign bonds, together with persistent central bank buying of corporate bonds, drove yields on global high quality corporate bonds to record low levels, and pushed more overseas institutional investors into the U.S. corporate bond markets, including the high-yield corporate bond market. Starting in the third quarter, in response to the significant tightening that had occurred up to that point of "cash" bond spreads to CDS spreads in the high-yield corporate bond market, we shifted many of our credit hedges from CDS on high-yield corporate bond indices to certain instruments more directly tied to the performance of "cash" high-yield corporate bonds. We also significantly scaled back our use of high-yield corporate credit hedges. For the full year, our credit hedges significantly adversely impacted our results.
In addition to using credit hedges, we also use interest rate hedges in our Credit strategy in order to protect our portfolio against the risk of rising interest rates. The interest rate hedges in our Credit strategy are principally in the form of interest rate swaps and, to a lesser extent, Eurodollar futures. For the full year, we had a modest loss on our interest rate hedges. We also use foreign currency hedges in our Credit strategy, in order to protect our assets denominated in euros and British pounds against the risk of declines in those currencies against the U.S. dollar. We had net gains on our foreign currency hedges for the full year, but these were significantly offset by net losses on foreign currency-related transactions and translation. Despite the significant recent losses in our credit hedges, we believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to adjust our exposures nimbly by hedging many forms of risk, such as credit risk, interest rate risk, and foreign currency risk.
During 2016 we continued to purchase consumer loans. Our consumer loan portfolio primarily consists of unsecured loans, but also includes auto loans. For the full year, our consumer loan portfolio was profitable excluding our high-yield corporate credit hedges, but modestly unprofitable after taking into account the effect of those credit hedges. During the fourth quarter, we concluded purchasing loans under one flow agreement where we had seen a greater persistence of default rates than we had anticipated. As of December 31, 2016, we were purchasing consumer loans under three existing flow agreements that collectively have outperformed expectations. Apart from the existing portfolio, we are in active negotiations to add a new flow agreement, and are also evaluating other opportunities in the space. We expect the relative contribution of our U.S. consumer loans to increase as the portfolio continues to ramp up in volume. In August, we participated in our first widely syndicated securitization of consumer loans, contributing approximately $63 million of our consumer loan portfolio to the securitization, while retaining the most subordinated tranches. Even though the securitization is treated as a sale for accounting purposes, it essentially enables us to achieve long-term financing for the securitized pool. In addition, we continue to finance many of our remaining consumer loans through reverse repurchase agreements with a large financial institution. As of December 31, 2016, our investments in U.S. consumer loans and ABS backed by consumer loans totaled $111.4 million, as compared to $112.5 million as of December 31, 2015.
Over the course of 2016, CMBS spreads were volatile and generally widened. Total CMBS conduit issuance totaled $15.5 billion in the fourth quarter, up 18% from the previous quarter, reflecting a rush to finalize transactions before risk retention regulations came into effect in late December. In 2016, conduit issuance was $47.1 billion, which was a 23% decline from 2015 CMBS conduit issuance. Our CMBS portfolio continues to consist entirely of post-crisis "B-pieces." B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is generally available in the market, and to better target the collateral profiles and structures we prefer. We added five B-pieces over the course of 2016. While CMBS spreads were volatile during 2016, our CMBS strategy was profitable for the full year, helped significantly by the positive full-year performance of our CMBX hedges. The CMBS risk retention regulations took effect on December 24, 2016, and early indications suggest that most new issuance of CMBS will follow the "eligible vertical interest" retention model, whereby securitization sponsors retain 5% of the face amount of every tranche. Under this approach, 95% of the B-piece may be sold by the sponsor and remains freely tradable in the same manner as prior to CMBS risk retention. We expect to continue to buy B-pieces in this format, and we also intend to continue to evaluate opportunities created from the new risk retention regulations. As of December 31, 2016, our U.S. CMBS bond portfolio increased to $34.6 million, as compared to $26.3 million as of December 31, 2015.

As of December 31, 2016, our portfolio of small balance commercial mortgage loans included 16 loans and one REO property with an aggregate value of $62.8 million; by comparison as of December 31, 2015 this portfolio included 25 loans and two REO properties with an aggregate value of $74.8 million. Our portfolio, including related hedges, performed well for the full year. The number and aggregate value of loans held, as well as the income generated by our loans, may fluctuate significantly from period to period, especially as loans are resolved or sold. In the first quarter, we executed a two-year financing arrangement with a large financial institution for a subset of our small balance commercial mortgage loan portfolio. During the third quarter, we both extended the facility and added more loans to the line. As of December 31, 2016, we had $24.1 million in borrowings outstanding under this facility. We expect to continue to emphasize purchasing distressed loans from banks and special servicers through negotiated transactions, as opposed to through widely circulated auctions where there is greater competition and less assurance that reserve prices will be reasonable. We also expect to continue to originate high-yielding "bridge" loans. We believe that opportunities will accelerate in both distressed loans and bridge loans, as many commercial mortgage loans—including many originated pre-crisis—reach their maturity but are unable to be refinanced.
For most of 2016, our activity in the European credit markets was focused more on the non-performing loan market as compared to legacy MBS and CLOs. Our European non-performing loans include non-performing consumer loans, non-performing residential mortgage loans, and non-performing commercial mortgage loans made to small and medium-sized enterprises. We believe that non-performing loans in certain select markets, such as in Spain and Portugal, will continue to present attractive opportunities, and we are actively pursuing additional opportunities in these and other countries. During the 2016, we added to our holdings of non-performing consumer loans and non-performing loans secured by real estate. Overall, excluding credit hedges, our European investments were profitable for the full year. Additionally, given the recent widening of legacy MBS and CLOs, we modestly increased our holdings in these sectors during the fourth quarter. We expect to take an opportunistic approach with respect to our participation in these markets. As of December 31, 2016, our investments in European non-dollar denominated assets totaled $75.2 million, as compared to $72.5 million as of December 31, 2015. As of December 31, 2016, our total holdings of European non-dollar denominated assets included $40.9 million in RMBS (mostly backed by non-performing loans), $8.7 million in CMBS, $22.4 million in CLOs, $3.0 million in ABS, and $0.2 million in distressed corporate debt. As of December 31, 2015, our total holdings of European non-dollar denominated assets included $37.2 million in RMBS (mostly backed by non-performing loans), $7.8 million in CMBS, $24.4 million in CLOs, $2.9 million in ABS, and $0.2 million in distressed corporate debt. These assets include securities denominated in British pounds as well as in euros.
During 2016, the volume of our purchased non-QM loans increased significantly, and our outlook for further growth in this sector remains positive. As of December 31, 2016, our non-QM mortgage loans totaled $71.6 million as compared to $9.2 million as of December 31, 2015. To date, we have purchased approximately $100 million under our flow agreement, and loan performance has been excellent. During the third quarter, we executed a block sale to a third party of approximately $21 million of our non-QM loans. The primary objective of the sale was to validate our assumptions about the market for non-QM loans, and this objective was accomplished, while we also benefited from a favorable sale execution. The number of states where our origination partner is producing loans for us has increased according to expectations. We finance certain of our non-QM loans under a repo facility with a large financial institution, and are actively monitoring the securitization market for a potential issuance after we reach critical mass.
We remain active in non-performing and re-performing U.S. residential mortgage loans, or "residential NPLs," and have continued to focus our acquisitions on smaller, less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers. During 2016 we closed two purchases of mixed NPL pools, which contain a combination of performing and non-performing assets. While relatively small, our residential NPL portfolio performed very well for the full year. As of December 31, 2016, we held $14.3 million in residential NPLs and related foreclosure property, as compared to $17.0 million as of December 31, 2015. Towards the end of the third quarter, we began financing some of our residential NPLs under a new repo facility with a large financial institution. We expect that this repo facility will not only increase our return on equity in this business, but should also enable us to increase our presence in the residential NPL market.
As of December 31, 2016, our Credit portfolio also included U.S. CLOs and corporate debt and equity. Our corporate debt and equity strategies have employed a wide variety of instruments over a broad range of companies, industries and sectors. We take both long and short positions in these strategies, and use both "cash market" instruments (such as publicly traded equites, corporate bonds, and syndicated bank loans), as well as synthetic/derivative instruments (such as CDS and total return swaps). We have invested in both distressed and non-distressed companies. In some of our corporate debt and equity strategies, we seek to capitalize on dislocations and mispricings between particular instruments, such as corporate bonds and credit default swaps, involving the same underlying corporate entity. We have recently been purchasing certain syndicated bank loan assets, and are currently evaluating the possibility of securing term, non-recourse financing for these assets by securitizing them in a CLO structure.

Since September 2014, we have held an investment in a reverse mortgage originator. In 2016, we increased our invested capital in this originator from approximately $3.8 million to $12.5 million. Concurrently with our additional investment, another financial institution, or the "co-investor," also invested $12.5 million in the originator. With this increased capital base, this originator intends to significantly expand its footprint in the reverse mortgage origination space. In February 2017, we and the co-investor each invested an additional $5.0 million, bringing each of our and the co-investor's total investment in this originator to $17.5 million. Following this additional investment, we and the co-investor each have a remaining capital commitment to the reverse mortgage originator of $5.0 million.
Agency
As of December 31, 2016, our long Agency RMBS portfolio was $827.4 million as compared to $962.6 million as of December 31, 2015.
Consistent with past quarters, as of December 31, 2016, our Agency RMBS consisted principally of "specified pools." Specified pools are fixed rate Agency pools with special characteristics, such as pools containing low loan balance mortgages, pools containing mortgages backed by investor properties, pools containing mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and pools containing mortgages with various other characteristics. Our Agency strategy also includes RMBS which are backed by ARMs or Hybrid ARMs, and reverse mortgages; and CMOs, including IOs, POs, and IIOs. Our Agency strategy also includes interest rate hedges for our Agency RMBS, as well as certain relative value trading positions in interest rate-related and TBA-related instruments.
Over the course of most of the first three quarters of 2016, high demand from both domestic and overseas investors, bolstered prices of Agency RMBS. The relative yields and liquidity of these instruments increased what had been already high investor demand for them. However, as a result of the surge in interest rates in the fourth quarter, Agency RMBS declined substantially in price and their durations extended, exacerbating further price declines. For example, during the fourth quarter, TBA 30-year Fannie Mae 3.5s, a widely traded Agency RMBS, declined approximately three points in price, and its duration roughly doubled. Nevertheless, the price declines were relatively muted when compared to prior instances of large-scale increases in interest rates, such as those that occurred in mid-2013, or before the financial crisis. This more muted response was in large part a consequence of the progressive shift, in recent years, in ownership of Agency RMBS away from "delta-hedgers" such as the GSEs and many money managers and mortgage REITs, who have often reacted to big downswings in the market by aggressively selling Agency RMBS, and towards "buy and hold" investors such as the Federal Reserve and depository institutions.
Low mortgage rates during the first three quarters of 2016 led to increases in refinancing activity, and by late summer overall prepayment rates reached their highest levels since 2013. As mortgage rates increased over the course of the fourth quarter, Agency RMBS prepayment rates rates slowed. However, the pace of the slowdown in Agency RMBS prepayment rates during the fourth quarter was much more gradual than most sell-side research had predicted. A variety of factors helped to support prepayment activity during 2016, including the gradual loosening of mortgage credit underwriting standards relative to the immediate aftermath of the financial crisis; enhanced originator/servicer technology and infrastructure, which have streamlined the refinancing process and augmented refinancing capacity; employment in the mortgage industry, which remains at a post-financial crisis high; and increasing home prices and improvements in borrower credit profiles, both of which reflect continued improvement in the U.S. economy.
Although specified pools with prepayment protection features also experienced increases in overall prepayment speeds during most of 2016, such increases were significantly less than that of generic pools, and accounted for the relative outperformance of specified pools relative to generic pools. Specified pools with prepayment protection features include loans with low principal balances, for example. Such loans generally show much more muted prepayment responses to lower mortgage rates, as the savings from refinancing low balance loans are lower on an absolute basis, and the costs to refinance are higher relative to those savings. Our Agency RMBS portfolio, which remains concentrated in specified pools with prepayment protection features, was well insulated from the large increase in generic pool prepayment rates during the year. We believe that specified pools will continue to outperform generic pools as the presence of the Federal Reserve (which focuses its purchases on generic pools) shrinks in the Agency RMBS market and as technological advances in the mortgage origination and servicing industry have tended to have a much greater impact on non-specified pools as compared to specified pools, driving greater investor interest in specified pools relative to TBAs. We believe that this trend will continue.
Our portfolio performed well over the course of the year, despite the challenges presented by the heightened interest rate volatility. Our aggregate Agency RMBS portfolio generated interest income of $24.0 million, and—especially as compared to prior years—a relatively small portion of this interest income was offset by net realized and unrealized losses on our securities and financial derivatives portfolio. For the year ended December 31, 2016, we had total net realized and unrealized losses of $(0.9) million, or $(0.03) per share, on our aggregate Agency RMBS portfolio, and we had total net realized and unrealized losses of $(8.2) million, or $(0.25) per share, on our hedging portfolio, including U.S. Treasury securities. Average pay-ups on our specified pools increased to 0.76% as of December 31, 2016, from 0.64% as of December 31, 2015. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
We actively traded our Agency RMBS portfolio during the year in order to capitalize both on sector rotation opportunities and trading opportunities. Our portfolio turnover for the year was 69.4% (as measured by sales and excluding paydowns), and we captured net realized gains of $2.3 million, excluding interest rate hedges.
During 2016, we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short TBA positions increased year over year relative to interest rate swaps. Overall, we believe that there remains a heightened risk of substantial interest rate and mortgage prepayment volatility in the near term, thus reinforcing the importance of our ability to hedge our Agency RMBS portfolio using a variety of tools, including TBAs.
During 2016, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, especially those with higher coupons. As of December 31, 2016, the weighted average coupon on our fixed rate specified pools was 4.0%. Our Agency RMBS portfolio continues to include a small allocation to Agency IOs, and we increased our holdings of those during the fourth quarter. Some of the IOs that we purchased were backed by seasoned Ginnie Mae pools that have demonstrated some level of "burnout." Burnout often occurs after periods of high prepayments, when the mix of loans remaining in an RMBS pool becomes more concentrated in loans that tend to prepay more slowly; burnout can reflect a variety of factors, including the behavior of individual borrowers and overall trends in the mortgage banking industry. Our Agency IOs not only contribute to our portfolio in the form of their yields, but they also inherently serve as portfolio market value hedges in a rising interest rate environment.
1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would experience a similar change in market value under a standard parallel move in interest rates.

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
The following table summarizes prepayment rates for our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015.

	Three Month Period Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Three Month Constant Prepayment Rates(1)	15.1%	12.2%	10.3%	8.9%	8.7%

(1)	Excludes Agency fixed rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2016 and 2015:

		December 31, 2016			December 31, 2015
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed rate Agency RMBS:
15-year fixed rate mortgages:
	3.00	$29,821	$30,652	14	$21,707	$22,434	12
	3.50	61,814	64,949	22	68,743	72,367	15
	4.00	11,702	12,439	41	13,546	14,405	33
	4.50	3,619	3,905	69	4,564	4,914	56
Total 15-year fixed rate mortgages		106,956	111,945	24	108,560	114,120	19
20-year fixed rate mortgages:
	4.00	2,043	2,172	38	6,114	6,558	25
	4.50	1,156	1,254	37	1,352	1,471	25
Total 20-year fixed rate mortgages		3,199	3,426	38	7,466	8,029	25
30-year fixed rate mortgages:
	2.50	3,513	3,414	2	—	—	—
	3.00	4,993	4,970	34	7,395	7,406	35
	3.50	99,249	102,259	15	112,219	116,168	17
	4.00	291,166	308,365	20	320,635	341,144	14
	4.50	117,697	127,382	29	171,237	186,509	17
	5.00	52,008	57,013	46	63,336	70,117	34
	5.50	3,392	3,766	97	5,402	6,012	84
	6.00	3,161	3,602	84	4,141	4,673	73
Total 30-year fixed rate mortgages		575,179	610,771	24	684,365	732,029	18
Total fixed rate Agency RMBS		$685,334	$726,142	24	$800,391	$854,178	19

Our net Agency premium as a percentage of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. The net short TBA position related to our specified pool holdings had a notional value of $370.6 million and a fair value of $390.3 million as of December 31, 2016, and a notional value of $392.9 million and a fair value of $420.0 million as of December 31, 2015. As of December 31, 2016 and 2015, our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.2% and 3.4%, respectively. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 5.7% and 6.3% as of December 31, 2016 and 2015, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
Our weighted average cost of funds, including reverse repo and securitized debt financing for the year ended December 31, 2016 increased 45 basis points to 1.23%, from 0.78% for the year ended December 31, 2015. Over the course of 2016, borrowing costs increased for both our Credit and Agency RMBS related assets. While the rising rate of LIBOR impacted both our Agency RMBS and Credit portfolio borrowing costs, changes in the composition of our repo borrowings have also put upward pressure on the cost of funds for our Credit portfolio, in that the amount of our securities-backed borrowings continues to decline relative to our loan-backed borrowings, which carry higher borrowing costs. We expect this trend to continue in 2017 as our loan assets constitute a growing portion of our overall Credit portfolio.
During the third quarter, notwithstanding the increase in short-term interest rates, Agency repo costs remained relatively constant. As a result of changes in money market fund regulations, there was a significant investor shift away from "prime" money market funds, which under the new regulations became susceptible to daily changes in their share prices, and into "government" money market funds. Because government money market funds are among the biggest providers of Agency RMBS repo, the increased assets of these funds resulted in an increase in the supply of Agency RMBS repo financing, and therefore put downward pressure on the cost of Agency RMBS repo, largely offsetting the increase in short-term interest rates in the third quarter. Despite the impact of the investor shift from prime money market funds to government money market funds, the surge in interest rates in the fourth quarter led to an increase in our cost of repo.
Expanding and enhancing our financing arrangements for our loan portfolios remains a high priority for us. Since executing our first financing facility for small balance commercial mortgage loans in the early part of 2016, we have added facilities for non-QM mortgage loans, residential NPLs, and consumer loans. We are currently evaluating additional borrowing facilities for both our non-QM mortgage business and our consumer loan business. We may also seek to obtain long-term financing through the securitization markets in several of our loan businesses. We believe that investment opportunities remain attractive in all of our loan businesses, and as 2017 progresses we are hopeful that we will be able to meaningfully increase our leverage and portfolio size.
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
Our leverage ratio including reverse repo and securitized debt increased to 1.63:1, excluding U.S. Treasury securities, as of December 31, 2016, as compared to 1.59:1 as of December 31, 2015. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of December 31, 2016 and 2015.

	December 31, 2016					December 31, 2015
(In thousands)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)
Non-Agency RMBS and Residential Mortgage Loans	$354,219	$226,543	$63.96	$220,321	$62.20	$450,262	$272,117	$60.44	$265,855	$59.04
Non-Agency CMBS and Commercial Mortgage Loans	200,017	100,143	50.07	111,995	55.99	169,422	98,668	58.24	103,578	61.14
ABS and Consumer Loans	141,079	145,326	103.01	155,359	110.12	150,946	149,149	98.81	150,890	99.96
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)	695,315	472,012	67.88	487,675	70.14	770,630	519,934	67.47	520,323	67.52
Agency RMBS:
Floating	10,998	11,457	104.18	11,468	104.27	15,777	16,615	105.31	16,610	105.29
Fixed	685,334	726,142	105.95	727,068	106.09	800,391	854,178	106.72	850,775	106.29
Reverse Mortgages	55,910	60,221	107.71	61,174	109.41	62,197	66,860	107.50	68,135	109.55
Total Agency RMBS(4)	752,242	797,820	106.06	799,710	106.31	878,365	937,653	106.75	935,520	106.51
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)(4)	1,447,557	1,269,832	87.72	1,287,385	88.94	1,648,995	1,457,587	88.39	1,455,843	88.29
Agency Interest Only RMBS	n/a	29,622	n/a	30,096	n/a	n/a	24,918	n/a	26,237	n/a
Non-Agency Interest Only and Principal Only MBS and Other(5)	n/a	19,711	n/a	21,748	n/a	n/a	18,966	n/a	22,768	n/a
TBAs:
Long	67,720	70,525	104.14	70,334	103.86	94,602	98,009	103.60	97,914	103.50
Short	(384,155)	(404,728)	105.36	(404,967)	105.42	(580,992)	(612,777)	105.47	(612,749)	105.47
Net Short TBAs	(316,435)	(334,203)	105.62	(334,633)	105.75	(486,390)	(514,768)	105.83	(514,835)	105.85
Long U.S. Treasury Securities	5,620	5,419	96.43	5,635	100.27	—	—	—	—	—
Short U.S. Treasury Securities	(72,871)	(69,762)	95.73	(69,946)	95.99	(90,120)	(89,489)	99.30	(89,735)	99.57
Short European Sovereign Bonds	(61,016)	(62,680)	102.73	(66,800)	109.48	(23,907)	(24,562)	102.74	(26,010)	108.80
Repurchase Agreements	184,819	184,819	100.00	185,205	100.21	105,702	105,700	100.00	105,329	99.65
Long Corporate Debt	95,664	80,095	83.73	81,036	84.71	62,530	27,028	43.22	34,786	55.63
Short Corporate Debt	(40,807)	(39,572)	96.97	(39,664)	97.20	(1,120)	(448)	39.96	(676)	60.34
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	18,090	n/a	17,243	n/a	n/a	15,926	n/a	16,251	n/a
Non-Exchange Traded Corporate Equity	n/a	3,987	n/a	4,313	n/a	n/a	6,162	n/a	6,347	n/a
Long Common Stock	n/a	4,396	n/a	4,381	n/a	n/a	—	n/a	—	n/a
Short Common Stock	n/a	(8,154)	n/a	(8,052)	n/a	n/a	(1,471)	n/a	(1,878)	n/a
Real Estate Owned	n/a	3,349	n/a	3,539	n/a	n/a	12,522	n/a	12,254	n/a
Total		$1,104,949		$1,121,486			$1,038,071		$1,046,681

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(3)	Excludes non-Agency Interest Only and Principal Only MBS and Other.

(4)	Excludes Agency Interest Only RMBS.

(5)	Other includes equity tranches of CLOs, Other private label securities, and residual-like non-Agency RMBS and ABS backed by consumer loans.
The following table summarizes our financial derivatives portfolio(1) as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$17,228	$(2,887)	$5,926	$(309)
Short CDS on RMBS and CMBS Indices	(112,999)	16,701	(95,589)	5,354
Short CDS on Individual RMBS	(10,134)	5,070	(12,176)	6,111
Net Mortgage-Related Derivatives	(105,905)	18,884	(101,839)	11,156
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	40,611	2,744	793,824	135,752
Short CDS referencing Corporate Bond Indices	(49,306)	(2,840)	(1,017,121)	(45,407)
Long CDS on Corporate Bonds	59,637	(1,408)	—	—
Short CDS on Corporate Bonds	(83,108)	(2,886)	(13,370)	(673)
Purchased Put Options on CDS on Corporate Bond Indices(2)	10,000	—	138,000	2,050
Written Put Options on CDS on Corporate Bond Indices(3)	—	—	(171,750)	(720)
Written Call Options on CDS on Corporate Bond Indices(4)	—	—	(273,100)	(884)
Long Total Return Swaps on Corporate Equities (5)	—	—	21,670	—
Short Total Return Swaps on Corporate Equities (5)	(42,093)	(55)	(4,106)	—
Long Total Return Swaps on Corporate Debt (6)	5,438	(94)	45,051	(4,577)
Interest Rate Derivatives:
Long Interest Rate Swaps	376,074	(2,122)	675,207	6,976
Short Interest Rate Swaps	(862,535)	5,062	(1,126,600)	(1,967)
Long U.S. Treasury Note Futures (7)	—	—	44,000	(233)
Long Eurodollar Futures (8)	11,000	(8)	23,000	17
Short U.S. Treasury Note Futures (7)	(7,000)	19	—	—
Short Eurodollar Futures (8)	(62,000)	(51)	(396,000)	(280)
Purchased Straddle Swaptions	—	—	8,400	(31)
Written Straddle Swaptions	—	—	(13,100)	(125)
Purchased Call Equity Options(9)	16	42	—	—
Interest Rate Caps	61,908	2	—	—
Purchased Put Options on U.S. Treasury Security Futures(10)	—	—	3,900	61
Purchased Call Options on U.S. Treasury Security Futures(11)	—	—	3,900	51
Total Net Interest Rate Derivatives		2,944		4,469
Other Derivatives:
Long Foreign Currency Forwards(12)	—	—	2,734	(13)
Short Foreign Currency Forwards(13)	(54,787)	(456)	(95,326)	1,138
Warrants(14)	1,639	106	1,555	150
Mortgage Loan Purchase Commitments(15)	20,601	(31)	7,713	(8)
Total Net Derivatives		$16,908		$102,433

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

(7)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2016 a total of 70 short U.S. Treasury note futures contracts were held and as of December 31, 2015 a total of 343 long U.S. Treasury note futures contracts were held.

(8)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(9)	Notional value represents the number of common shares we have the option to purchase multiplied by the strike price.

(10)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 put options contracts were held.

(11)	Represents the option on our part to enter into a futures contract with a counterparty; as of December 31, 2015 39 call options contracts were held.

(12)	Notional value represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(13)	Notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

(14)	Notional value represents number of shares that warrants are convertible into.

(15)	Notional value represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.
As of December 31, 2016, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.4 billion as compared to $3.0 billion as of December 31, 2015. Total liabilities as of December 31, 2016 and 2015 were $1.8 billion and $2.3 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $1.7 billion and $1.9 billion as of December 31, 2016 and 2015, respectively, while our investments sold short and financial derivatives included in total liabilities were $603.6 million and $789.2 million as of December 31, 2016 and 2015, respectively. Investments sold short consist principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2016 and 2015, we had a net short TBA position of $334.2 million and $514.8 million, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of December 31, 2016, total assets included $70.5 million of TBAs as well as $406.7 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2015, total assets included $98.0 million of TBAs as well as $613.0 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2016, total liabilities included $404.7 million of TBAs sold short as well as $70.3 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2015, total liabilities included $612.8 million of TBAs sold short as well as $98.0 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We have entered into reverse repos to finance some of our assets. As of December 31, 2016 and 2015, indebtedness outstanding on our reverse repos was approximately $1.0 billion and $1.2 billion, respectively. As of December 31, 2016, we had total Agency RMBS financed with reverse repos of $809.2 million as compared to $971.1 million as of December 31, 2015. As of December 31, 2016, we had total Credit assets financed with reverse repos of $338.2 million as compared to $383.8 million as of December 31, 2015. As of December 31, 2016 we also had total U.S. Treasury securities financed with reverse repos of $5.4 million. We did not have any U.S. Treasury securities financed with reverse repos at December 31, 2015. Outstanding indebtedness under reverse repos for Agency RMBS as of December 31, 2016 and 2015 was $790.3 million and $933.3 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of December 31, 2016 and 2015 was $237.8 million and $240.9 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of December 31, 2016 was $5.4 million. We did not have any reverse repos on U.S. Treasury securities at December 31, 2015. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of December 31, 2016 we had outstanding indebtedness of $24.1 million in the form of a securitized debt transaction used to finance $42.0 million of commercial loans and REO. We had no indebtedness under securitized debt transactions as of December 31, 2015. As of December 31, 2016 and 2015 our debt-to-equity ratio was 1.64 to one and 1.59 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of December 31, 2016 was 1.63 to one. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of December 31, 2016 and December 31, 2015, our derivative and TBA counterparties posted an aggregate value of approximately $12.8 million and $114.1 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the year ended December 31, 2016, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $22.9 billion, as compared to $36.4 billion for the year ended December 31, 2015. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of December 31, 2016, our equity decreased by approximately $94.2 million to $644.8 million from $739.0 million as of December 31, 2015. This decrease principally consisted of a net decrease in equity resulting from operations for the year ended December 31, 2016 of $(15.7) million, dividends paid of $65.1 million, distributions to joint venture partners of approximately $5.2 million, and payments to repurchase common shares of $14.0 million, partially offset by an increase related to contributions from our non-controlling interests of approximately $5.6 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $637.7 million as of December 31, 2016.
Results of Operations for the Years Ended December 31, 2016, 2015, and 2014
The table below represents the net increase (decrease) in equity resulting from operations for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
(In thousands except per share amounts)	2016	2015	2014
Interest income	$74,344	$101,783	$93,533
Other income	5,841	2,813	318
Total investment income	80,185	104,596	93,851
Expenses:
Base management fee	10,065	11,493	10,751
Incentive fee	—	—	1,400
Interest expense	16,306	12,112	9,927
Other investment related expenses	8,070	5,612	4,689
Other operating expenses	9,979	9,203	8,333
Total expenses	44,420	38,420	35,100
Net investment income	35,765	66,176	58,751
Net realized and change in net unrealized gain (loss) on investments	(5,304)	(22,485)	23,117
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(46,722)	(5,598)	(21,899)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	2,513	5,115	2,416
Net foreign currency gain (loss)	(1,954)	(4,779)	(2,436)
Net increase (decrease) in equity resulting from operations	(15,702)	38,429	59,949
Less: Net increase in equity resulting from operations attributable to non-controlling interests	305	340	782
Net increase (decrease) in shareholders' equity resulting from operations	$(16,007)	$38,089	$59,167
Net increase (decrease) in shareholders' equity resulting from operations per share	$(0.48)	$1.13	$2.09
Results of Operations for the Years Ended December 31, 2016 and 2015
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the year ended December 31, 2016 we had a net decrease in shareholders' equity resulting from operations of $(16.0) million and for the year ended December 31, 2015 we had a net increase in shareholders' equity resulting from operations of $38.1 million. The year-over-year reversal in our results of operations was due to an increase in our net realized and unrealized losses on our financial derivatives and a decrease in our net investment income. Lower interest income was the main component of the year-over-year change in net investment income. The decrease in interest income was primarily the result of a decrease in the size of our investment portfolio. We also employed less leverage in our Agency RMBS portfolio in 2016 as compared to the same period in 2015. As our loan portfolios continue to grow, our expectation is that our interest income and leverage will increase from current levels. During the year ended December 31, 2016, we had significant net realized and unrealized losses on our credit hedges. Because our credit hedges were primarily in the form of short positions in financial instruments tied to high-yield corporate debt, we incurred losses as high-yield corporate credit rallied meaningfully during the year. These losses were partially offset by positive results from our securities portfolios, including non-Agency RMBS, CMBS and Agency RMBS, and from our loan portfolios, including consumer loans, small balance commercial mortgage loans and residential mortgage loans. Total return based on changes in "net asset value" or "book value" for our common shares was (1.83)% for the year ended December 31, 2016 as compared to 5.14% for the year ended December 31, 2015. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $35.8 million for the year ended December 31, 2016 as compared to $66.2 million for the year ended December 31, 2015. Net investment income consists of interest and other income less total expenses. The year-over-year decrease in net investment income was due to lower interest income for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Interest Income
Interest income was $74.3 million for the year ended December 31, 2016 as compared to $101.8 million for the year ended December 31, 2015. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. For the year ended December 31, 2016, interest income from our Agency RMBS was $24.0 million, while for the year ended December 31, 2015, interest income was $35.3 million. For the year ended December 31, 2016, interest income from our Credit portfolio was $48.6 million, while for the year ended December 31, 2015, interest income was $66.0 million. The decrease in interest income was primarily due to a decline in our average portfolio holdings, as well as a decrease in the average yield of our Credit and Agency portfolios. The decrease in the average yield of our Credit portfolio was generally based on the decrease in the relative contribution from certain higher-yielding asset classes in which our positions have decreased in size.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the years ended December 31, 2016 and 2015:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2016	$48,607	$569,933	8.53%	$24,022	$869,055	2.76%	$72,629	$1,438,988	5.05%
Year ended December 31, 2015	$65,967	$670,474	9.84%	$35,270	$1,158,832	3.04%	$101,237	$1,829,306	5.53%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the years ended December 31, 2016 and 2015, base management fee incurred, which is based on total equity at the end of each quarter, was $10.1 million and $11.5 million, respectively. The decrease in the base management fee was due to our smaller capital base year over year.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and securitized debt, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos and securitized debt of $1.09 billion and $1.41 billion for the years ended December 31, 2016 and 2015, respectively. Our total interest expense, inclusive of interest expense on our counterparties' cash collateral held by us, increased to $16.3 million for the year ended December 31, 2016, as compared to $12.1 million for the year ended December 31, 2015. This increase in our interest expense was in part due to the increase in the cost of repo in 2016 relative to the prior year. The cost of repo has typically moved in sympathy with movements in LIBOR rates. LIBOR rates rose as the Federal Reserve increased the target range for the federal funds in December 2015 and again in December 2016; LIBOR rates also rose with the approach of the new SEC money market fund reform rules that took effect in October 2016, although in this case there was a roughly offsetting effect on the cost of some of our repo borrowings, as the new rules caused an increase in demand from government money market funds to provide Agency RMBS repo. The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings now relate to our growing loan portfolios, and as loans generally carry higher borrowing rates and debt issuance costs as compared to securities.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos and securitized debt for the years ended December 31, 2016 and 2015.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2016	$824,020	$5,936	0.72%	0.50%	1.06%
For the year ended December 31, 2015	$1,104,607	$4,745	0.43%	0.20%	0.49%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2016	$247,542	$7,380	2.98%	0.50%	1.06%
For the year ended December 31, 2015	$282,949	$6,262	2.21%	0.20%	0.49%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2016	$13,480	$42	0.31%	0.50%	1.06%
For the year ended December 31, 2015	$23,382	$4	0.01%	0.20%	0.49%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the year ended December 31, 2016	$1,085,042	$13,358	1.23%	0.50%	1.06%
For the year ended December 31, 2015	$1,410,938	$11,011	0.78%	0.20%	0.49%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.46% and 1.14% for the years ended December 31, 2016 and 2015, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.59% and 4.39% for the years ended December 31, 2016 and 2015, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the years ended December 31, 2016 and 2015, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.

Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the years ended December 31, 2016 and 2015 other investment related expenses were $8.1 million and $5.6 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios, which have increased in size year over year.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the year ended December 31, 2016 were $10.0 million as compared to $9.2 million for the year ended December 31, 2015. The increase in our other operating expenses was primarily related to increased professional fees.
Net Realized and Unrealized Gains (Losses) on Investments
During the year ended December 31, 2016, we had net realized and unrealized losses on investments of $(5.3) million as compared to net realized and unrealized losses of $(22.5) million for the year ended December 31, 2015. Net realized and unrealized losses on investments of $(5.3) million for the year ended December 31, 2016 resulted principally from net realized and unrealized losses on consumer loans, U.S. and European CMBS, European RMBS, TBAs, Agency RMBS, U.S. Treasury and other sovereign securities, and non-listed equity, partially offset by U.S. non-Agency RMBS, U.S. and European CLOs, residential and commercial mortgage loans and REO and corporate debt. Our net short positions in TBAs, U.S. Treasury and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the year ended December 31, 2016, the fixed income markets experienced periods of significant volatility. Over the course of the year, yields spreads on some asset classes widened while others tightened. With regard to our consumer loans, we had write-downs with respect to loans purchased under one flow agreement where we had seen a greater persistence of default rates than anticipated. We concluded purchasing loans under this agreement. We recognized gains on the successful resolutions of our non-performing residential and commercial mortgage loans and REO.
Net realized and unrealized losses on investments of $(22.5) million for the year ended December 31, 2015 resulted principally from net realized and unrealized losses on distressed corporate debt, net short TBAs, Agency RMBS, CLOs, U.S. Treasury positions and CMBS, partially offset by net realized and unrealized gains on non-Agency RMBS, residential loans, REO, small balance commercial mortgage loans, and short equity positions.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the year ended December 31, 2016, we had net realized and unrealized losses on our financial derivatives of $(44.2) million as compared to net realized and unrealized losses of $(0.5) million for the year ended December 31, 2015. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our derivative credit hedges were primarily in the form of short positions in instruments tied to high-yield corporate credit, and credit default swaps where we have purchased credit protection on non-Agency MBS indices and individual MBS. We have also used total return swaps to take synthetic long or short positions in the equity of certain publicly traded mortgage-related or corporate entities. We have acquired certain of our distressed corporate loans synthetically, in the form of total return swaps. Net realized and unrealized losses of $(44.2) million on our financial derivatives for the year ended December 31, 2016 resulted primarily from net losses on our credit hedges in the form of CDS on high yield corporate bond indices, our total return swaps, and our interest rate swaps, partially offset by net gains on our options on CDS on high yield corporate bond indices and our CDS on corporate bonds. Net foreign exchange transaction and translation losses were largely offset by net realized and unrealized gains on our foreign currency forwards. Translation and transaction losses were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(0.5) million for the year ended December 31, 2015 resulted primarily from net losses related to our interest rate swaps, total return swaps, CDS on asset-backed indices, and CDS on individual RMBS, partially offset by net realized and unrealized gains on our options on CDS indices and currency forwards. Net gains on our currency forwards were largely offset by translation and transaction losses related to our non-dollar denominated European assets.
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
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining positions in MBS and other assets, making distributions in the form of dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repurchase agreements, or "repos," reverse repos, TBAs, and financial derivative contracts, repayment of reverse repo borrowings to the extent we are unable or unwilling to extend our reverse repos, payment of our general operating expenses, and payment of our quarterly dividend. Our capital resources primarily include cash on hand, cash flow from our investments (including principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under reverse repos, and proceeds from equity offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Year Ended December 31, 2016	$1,067,216	$1,033,581
Year Ended December 31, 2015	$1,410,938	$1,174,189
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	December 31, 2016
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$506,002	49.0%
31 - 60 Days	222,262	21.5%
61 - 90 Days	191,487	18.5%
91 - 120 Days	18,324	1.8%
121 - 150 Days	13,037	1.2%
151 - 180 Days	31,912	3.1%
181 - 360 Days	50,557	4.9%
	$1,033,581	100.0%
Reverse repos involving underlying investments that we sold prior to December 31, 2016, for settlement following December 31, 2016, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of December 31, 2016, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 29.6% with respect to Credit assets, 5.3% with respect to Agency RMBS assets, and 12.5% overall. As of December 31, 2015 these respective weighted average contractual haircuts were 32.8%, 5.3%, and 13.1%.
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
As of December 31, 2016 and 2015, we had $1.0 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of December 31, 2016, the remaining terms on our reverse repos ranged from 3 days to 320 days, with a weighted average remaining term of 56 days. As of December 31, 2015, the remaining terms on our reverse repos ranged from 4 days to 666 days, with a weighted average remaining term of 100 days. Our reverse repo borrowings were with a total of twenty-one counterparties as of December 31, 2016 and eighteen counterparties as of December 31, 2015. As of December 31, 2016 and 2015, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 1.32% and 0.97%, respectively. As of December 31, 2016, our reverse repos had interest rates ranging from 0.60% to 3.76%. As of December 31, 2015, our reverse repos had interest rates ranging from 0.37% to 2.92%. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.2 billion and $1.4 billion as of December 31, 2016 and 2015, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
In addition to our borrowings under reverse repurchase agreements, in March 2016 we entered into a securitization transaction to finance certain of our commercial mortgage loans and REO which was accounted for as a collateralized borrowing. As of December 31, 2016 we had outstanding borrowings in the amount of $24.1 million in connection with this securitization which is reflected under the caption "Securitized debt" on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2016, the fair value of commercial mortgage loans and REO collateralizing this financing was $42.0 million. Interest accrues on this debt at a rate of LIBOR plus 3.25% and the debt has a maturity date of September 30, 2018. See Note 7 in the notes to our consolidated financial statements for further information on the Company's securitized debt.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2016	$1,033,581	$989,453	$1,033,581
September 30, 2016	983,814	1,044,621	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,158,155	1,205,385
December 31, 2015(1)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589
December 31, 2014	1,669,433	1,882,629	1,889,410
September 30, 2014	1,395,132	1,214,553	1,395,132
June 30, 2014	1,188,831	1,172,898	1,190,258
March 31, 2014	1,175,907	1,167,542	1,175,907

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

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. The following tables reflect counterparties for which the amounts at risk relating to our reverse repos was greater than 5% of total equity December 31, 2015. There were no amounts at risk relating to our reverse repos that were greater than 5% of total equity as of December 31, 2016.
December 31, 2015:

Counterparty	Amount at Risk	Weighted Average Remaining Days to Maturity	Percentage of Equity
	(In thousands)
CS First Boston	$52,463	143	7.1%
Wells Fargo Bank, N.A.	$45,147	501	6.1%
Although we typically finance most of our holdings of Agency RMBS, as of December 31, 2016 and 2015, we held unencumbered Agency pools, on a settlement date basis, in the amount of $40.0 million and $1.6 million, respectively.
We held cash and cash equivalents of approximately $123.3 million and $183.9 million as of December 31, 2016 and 2015, respectively.

On March 6, 2017, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the similar share repurchase program that had previously been adopted on August 3, 2015, which had also authorized the repurchase of 1.7 million common shares.
During the year ended December 31, 2016 we repurchased 833,784 common shares at an average price per share of $16.82 and a total cost of $14.0 million. Since August 3, 2015 and through March 10, 2017 we repurchased an aggregate of 1,211,752 common shares under both of the share repurchase programs at a total cost of $20.5 million.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the year ended December 31, 2016, we paid total dividends in the amount of $65.1 million related to the three month periods ended December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016. In February 2017, our Board of Directors approved a dividend related to the fourth quarter of 2016 in the amount of $0.45 per share, or approximately $14.8 million, payable on March 15, 2017 to shareholders of record as of March 1, 2017. During the year ended December 31, 2015, we paid total dividends in the amount of $83.5 million related to the three month periods ended December 31, 2014, March 31, 2015, June 30, 2015, and September 30, 2015.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Year Ended December 31, 2016

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.50	$16,744	June 1, 2016	June 15, 2016
Second Quarter	$0.50	$16,640	September 1, 2016	September 15, 2016
Third Quarter	$0.45	$14,892	December 1, 2016	December 15, 2016
Fourth Quarter	$0.45	$14,821	March 1, 2017	March 15, 2017
Year Ended December 31, 2015

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.65	$22,159	June 1, 2015	June 15, 2015
Second Quarter	$0.65	$22,144	September 1, 2015	September 15, 2015
Third Quarter	$0.50	$16,998	December 1, 2015	December 15, 2015
Fourth Quarter	$0.50	$16,872	March 1, 2016	March 15, 2016
For the year ended December 31, 2016, our operating activities provided net cash in the amount of $69.7 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $92.1 million. In addition we received proceeds from the issuance of securitized debt of $40.9 million less repayments of $0.3 million. Thus our operating activities, when combined with our reverse repo and securitized debt financings, provided net cash of $18.2 million for the year ended December 31, 2016. We also used $65.1 million to pay dividends, $5.2 million for distributions to non-controlling interests (our joint venture partners), and $14.0 million to repurchase common shares. In addition, contributions from non-controlling interests provided cash of $5.6 million. As a result there was a decrease in our cash holdings of $60.6 million from $183.9 million as of December 31, 2015 to $123.3 million as of December 31, 2016.
For the year ended December 31, 2015, our operating activities provided net cash of $654.2 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $495.2 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $159.0 million for the year ended December 31, 2015. In addition, contributions from a non-controlling interest member provided cash of $2.2 million. We used $83.5 million to pay dividends, $1.5 million for distributions to a non-controlling interest (our joint venture partner), $5.6 million to repurchase common shares, and $0.8 million for other financing activities. As a result there was an increase in our cash holdings of $69.8 million from $114.1 million as of December 31, 2014 to $183.9 million as of December 31, 2015.

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
The following table summarizes our contractual obligations at December 31, 2016:

(In thousands)	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
Reverse repurchase agreements	$1,033,581	$—	$—	$—	$1,033,581
Interest expense on repurchase agreements, based on rates at December 31, 2016(1)	3,086	—	—	—	3,086
Securitized debt, based on rate at December 31, 2016	14,136	10,978	—	—	25,114
Payable for securities purchased and financial derivatives	85,168	—	—	—	85,168
Capital commitment to mortgage originator(2)	10,000	—	—	—	10,000
Total	$1,145,971	$10,978	$—	$—	$1,156,949

(1)	Includes accrued interest expense on repurchase agreements at December 31, 2016 of $1.5 million which is included in Interest payable on the Consolidated Balance Sheet.

(2)	See Note 15 of the notes to the consolidated financial statements for details.
The above table excludes our open ended commitment under a flow mortgage loan purchase and sale agreement to purchase eligible residential mortgage loans, to the extent they are originated in accordance with our specifications, which we may modify in our sole discretion. As of December 31, 2016, under this contract, we had a remaining commitment to purchase at least $100.8 million in principal balance of eligible residential mortgage loans. At December 31, 2016, in connection with such flow mortgage loan purchase and sale agreement we had outstanding mortgage loan purchase commitments with a principal amount of $20.6 million, which are included in our Consolidated Financial Statements on our Consolidated Statement of Assets, Liabilities, and Equity in Financial derivatives–liabilities, at fair value. The ultimate purchase is contingent upon successful loan closings in accordance with agreed-upon parameters.

We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of December 31, 2016 and 2015 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of December 31, 2016, we had an aggregate amount at risk under our reverse repos with twenty-one counterparties of approximately $161.1 million and as of December 31, 2015, we had an aggregate amount at risk under our reverse repos with nineteen counterparties of approximately $211.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2016 and 2015 does not include approximately $3.1 million and $4.9 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2016, we had an aggregate amount at risk under our derivative contracts with eighteen counterparties of approximately $42.5 million. We also had $7.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2015, we had an aggregate amount at risk under our derivatives contracts with nineteen counterparties of approximately $59.7 million. We also had $28.8 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, as of December 31, 2016 and 2015, collateral posted by us and held by a third-party custodian in the amount of approximately $0.7 million and $2.6 million, respectively.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2016, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.7 million. As of December 31, 2015, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $1.3 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See Note 15 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 7 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At December 31, 2016 the Company had not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after year end.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2016 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency MBS, mortgage loans, and consumer loans. Credit losses on real estate loans can occur for many reasons, including, but not limited to, poor origination practices, fraud, faulty appraisals, documentation errors, poor underwriting, legal errors, poor servicing practices, weak economic conditions, decline in the value of homes, businesses or commercial properties, special hazards, earthquakes and other natural events, over-leveraging of the borrower on a property, reduction in market rents and occupancies and poor property management services, changes in legal protections for lenders, reduction in personal income, job loss, and personal events such as divorce or health problems. Property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional, and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of housing), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, and retroactive changes to building or similar codes. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans underlying our RMBS, and changes in prepayment rates of certain of our consumer loan holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, the government sponsored HARP program, which was designed to encourage mortgage refinancings, continues to be a factor in prepayment risk, and could become a bigger factor if eligibility requirements are expanded or qualification processes are streamlined. Mortgage rates remain very low by historical standards, and as a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2016, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$7,877	1.22%	$13,779	2.14%	$(9,852)	(1.53)%	$(21,679)	(3.36)%
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	3,596	0.56%	8,760	1.36%	(2,029)	(0.31)%	(2,491)	(0.39)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(9,744)	(1.51)%	(19,883)	(3.08)%	9,349	1.45%	18,302	2.84%
Mortgage-Related Derivatives	28	—%	44	—%	(38)	(0.01)%	(88)	(0.01)%
Corporate Securities and Derivatives on Corporate Securities	(435)	(0.07)%	(858)	(0.13)%	446	0.07%	904	0.14%
Repurchase Agreements and Reverse Repurchase Agreements	(554)	(0.08)%	(1,029)	(0.16)%	544	0.08%	1,089	0.17%
Total	$768	0.12%	$813	0.13%	$(1,580)	(0.25)%	$(3,963)	(0.61)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2016 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ellington Financial LLC
In our opinion, the accompanying consolidated statements of assets, liabilities, and equity, including the consolidated condensed schedules of investments, and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Ellington Financial LLC and its subsidiaries (the "Company") at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, NY
March 16, 2017

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY

	December 31, 2016	December 31, 2015
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$123,274	$183,909
Restricted cash	655	4,857
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,525,710 and $1,672,400)	1,505,026	1,661,118
Financial derivatives–assets, at fair value (Net cost – $40,724 and $163,943)	35,595	162,905
Repurchase agreements, at fair value (Cost – $185,205 and $105,329)	184,819	105,700
Total investments, financial derivatives, and repurchase agreements	1,725,440	1,929,723
Due from brokers	93,651	141,605
Receivable for securities sold and financial derivatives	445,112	705,748
Interest and principal receivable	21,704	20,444
Other assets	3,359	5,269
Total Assets	$2,413,195	$2,991,555
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $589,429 and $731,048)	$584,896	$728,747
Financial derivatives–liabilities, at fair value (Net proceeds – $12,012 and $56,200)	18,687	60,472
Total investments and financial derivatives	603,583	789,219
Reverse repurchase agreements	1,033,581	1,174,189
Due to brokers	12,780	114,797
Payable for securities purchased and financial derivatives	85,168	165,365
Securitized debt (Proceeds – $24,086 and $0)	24,086	—
Accounts payable and accrued expenses	3,327	3,626
Base management fee payable	2,416	2,773
Interest and dividends payable	3,460	1,806
Other liabilities	17	828
Total Liabilities	1,768,418	2,252,603
EQUITY	644,777	738,952
TOTAL LIABILITIES AND EQUITY	$2,413,195	$2,991,555
Commitments and contingencies (Note 15)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(32,294,703 and 33,126,012 shares issued and outstanding)	$627,620	$722,360
Additional paid-in capital – LTIP Units	10,041	9,689
Total Shareholders' Equity	637,661	732,049
Non-controlling interests	7,116	6,903
Total Equity	$644,777	$738,952
PER SHARE INFORMATION:
Common shares	$19.75	$22.10

See Notes to the Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (13.96%) (a) (b)
North America
Funds
50,000	BlackRock Liquidity Funds FedFund Portfolio, Institutional Class Shares	0.42%		$50,000
40,000	Various Money Market Funds	0.44% - 0.45%		40,000
Total Cash Equivalents—Money Market Funds (Cost $90,000)				$90,000

Long Investments (233.42%) (a) (b) (ad)
Mortgage-Backed Securities (168.25%)
Agency Securities (139.27%) (c)
Fixed Rate Agency Securities (134.44%)
Principal and Interest - Fixed Rate Agency Securities (121.61%)
North America
Mortgage-related—Residential
$147,479	Federal National Mortgage Association Pools (30 Year)	4.00%	2/42 - 1/47	$156,144
121,756	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	8/43 - 1/47	128,798
67,681	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 3/46	73,305
58,682	Federal National Mortgage Association Pools (30 Year)	3.50%	3/43 - 1/47	60,451
51,402	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 11/31	54,019
44,796	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	49,062
40,722	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 9/46	44,010
25,244	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 1/47	25,993
21,855	Government National Mortgage Association Pools (30 Year)	4.00%	6/45 - 12/46	23,346
22,073	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 1/32	22,730
10,504	Government National Mortgage Association Pools (Other)	4.60%	12/63 - 11/64	11,351
9,968	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	10,596
10,120	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 9/46	10,379
9,219	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 9/30	9,686
6,714	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	7,408
6,568	Government National Mortgage Association Pools (30 Year)	4.50%	8/45 - 9/46	7,099
6,200	Government National Mortgage Association Pools (Other)	4.68%	11/63 - 9/64	6,703
6,231	Government National Mortgage Association Pools (30 Year)	3.50%	2/46 - 12/46	6,513
5,219	Government National Mortgage Association Pools (Other)	4.55%	1/65	5,648
4,942	Government National Mortgage Association Pools (Other)	4.44%	11/66	5,383
3,892	Government National Mortgage Association Pools (Other)	4.61%	11/64	4,216
3,619	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	3,905
3,518	Government National Mortgage Association Pools (Other)	4.42%	7/61	3,741
3,513	Government National Mortgage Association Pools (30 Year)	2.50%	10/46	3,414
3,123	Government National Mortgage Association Pools (Other)	4.48%	11/64	3,361
3,043	Government National Mortgage Association Pools (Other)	4.62%	10/64	3,303
2,896	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	3,216
2,945	Government National Mortgage Association Pools (Other)	4.57%	1/65	3,186
3,030	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	3,119

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$3,030	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28 - 3/30	$3,109
2,726	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	2,968
2,459	Government National Mortgage Association Pools (Other)	4.64%	3/65	2,672
2,433	Government National Mortgage Association Pools (Other)	5.49%	4/60	2,551
2,195	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	2,193
2,043	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	2,172
1,943	Government National Mortgage Association Pools (Other)	4.63%	6/64	2,103
1,793	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	2,049
1,916	Government National Mortgage Association Pools (Other)	5.51%	2/60	2,016
1,734	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	1,842
1,675	Government National Mortgage Association Pools (Other)	5.57%	2/60	1,756
1,689	Government National Mortgage Association Pools (Other)	3.00%	5/30 - 6/30	1,694
1,369	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	1,553
1,523	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 10/45	1,518
1,275	Federal National Mortgage Association Pools (Other)	3.00%	6/43	1,258
1,156	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,254
496	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	551
498	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	543
165	Government National Mortgage Association Pools (Other)	3.50%	10/30	168
75	Federal National Mortgage Association Pools (Other)	4.00%	6/37	77
				784,132
Interest Only - Fixed Rate Agency Securities (1.89%)
North America
Mortgage-related—Residential
26,883	Government National Mortgage Association	4.00%	2/45 - 6/45	4,547
9,820	Federal National Mortgage Association	4.50%	12/20 - 6/44	1,414
6,303	Government National Mortgage Association	5.50%	11/43	1,137
5,099	Federal Home Loan Mortgage Corporation	3.50%	12/32	808
6,695	Federal National Mortgage Association	5.00%	1/38 - 5/40	806
5,354	Federal National Mortgage Association	4.00%	5/39 - 11/43	648
3,844	Government National Mortgage Association	4.50%	2/41	615
2,661	Federal National Mortgage Association	6.00%	1/40	512
81,664	Government National Mortgage Association	0.26%	6/40	472
3,167	Federal National Mortgage Association	3.00%	9/41	321
1,123	Government National Mortgage Association	6.00%	6/38	263
1,396	Government National Mortgage Association	4.75%	7/40	253
1,201	Federal National Mortgage Association	5.50%	10/40	163
2,289	Government National Mortgage Association	5.00%	5/37	151
763	Federal Home Loan Mortgage Corporation	5.50%	1/39	79
				12,189

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
TBA - Fixed Rate Agency Securities (10.94%)
North America
Mortgage-related—Residential
$28,560	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	1/17	$29,247
24,540	Government National Mortgage Association (30 Year)	4.00%	1/17	26,047
14,620	Federal National Mortgage Association (15 Year)	3.50%	1/17	15,231
				70,525
Total Fixed Rate Agency Securities (Cost $869,071)				866,846
Floating Rate Agency Securities (4.83%)
Principal and Interest - Floating Rate Agency Securities (2.12%)
North America
Mortgage-related—Residential
5,876	Federal National Mortgage Association Pools	2.55% - 5.94%	9/35 - 5/45	6,129
5,122	Federal Home Loan Mortgage Corporation Pools	3.12% - 5.97%	6/37 - 5/44	5,328
2,097	Government National Mortgage Association Pools	2.89%	11/64	2,231
				13,688
Interest Only - Floating Rate Agency Securities (2.71%)
North America
Mortgage-related—Residential
228,955	Other Government National Mortgage Association	0.40% - 6.09%	5/37 - 11/64	13,831
12,928	Other Federal National Mortgage Association	5.39% - 6.79%	6/33 - 12/41	1,867
15,902	Resecuritization of Government National Mortgage Association (d)	3.95%	8/60	870
5,182	Other Federal Home Loan Mortgage Corporation	5.30% - 5.93%	3/36 - 8/39	865
				17,433
Total Floating Rate Agency Securities (Cost $31,069)				31,121
Total Agency Securities (Cost $900,140)				897,967
Private Label Securities (28.98%)
Principal and Interest - Private Label Securities (28.17%)
North America (20.48%)
Mortgage-related—Residential
233,890	Various	0.00% - 9.35%	5/19 - 9/46	101,737
Mortgage-related—Commercial
119,636	Various	2.31% - 4.41%	7/45 - 12/49	30,334
Total North America (Cost $125,106)				132,071
Europe (7.69%)
Mortgage-related—Residential
63,244	Various	0.00% - 5.15%	6/25 - 3/40	40,898
Mortgage-related—Commercial
9,361	Various	0.00% - 11.00%	6/17 - 2/39	8,680
Total Europe (Cost $59,311)				49,578
Total Principal and Interest - Private Label Securities (Cost $184,417)				181,649

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Private Label Securities (0.81%)
North America
Mortgage-related—Residential
$36,498	Various	0.50% - 2.00%	6/44 - 9/47	$973
Mortgage-related—Commercial
72,535	Various	1.25% - 2.71%	10/47 - 12/49	4,254
Total Interest Only - Private Label Securities (Cost $4,963)				5,227
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
90,639	Various	—%	6/37	—
Mortgage-related—Commercial
—	Various	—%	7/45 - 12/49	—
Total Other Private Label Securities (Cost $245)				—
Total Private Label Securities (Cost $189,625)				186,876
Total Mortgage-Backed Securities (Cost $1,089,765)				1,084,843
Collateralized Loan Obligations (6.97%)
North America (3.49%)
69,917	Various	0.00% - 7.88%	11/17 - 6/24	22,519
Total North America (Cost $25,860)				22,519
Europe (3.48%)
28,053	Various	0.00% - 3.84%	1/22 - 3/25	22,437
Total Europe (Cost $23,227)				22,437
Total Collateralized Loan Obligations (Cost $49,087)				44,956
Consumer Loans and Asset-backed Securities backed by Consumer Loans (17.76%) (e)
North America (17.28%)
Consumer (f) (g) (h)
103,536	Various	5.31% - 60.28%	1/17 - 12/21	111,423
Total North America (Cost $120,405)				111,423
Europe (0.48%)
Consumer
3,449	Various	—%	8/24 - 3/26	3,049
Total Europe (Cost $2,133)				3,049
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $122,538)				114,472

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal/Number of Properties		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (12.42%)
North America (12.13%)
Communications
$9,381	Various	6.75% - 9.07%	4/18 - 12/22	$9,489
Consumer
22,991	Various	3.85% - 11.00%	5/17 - 5/25	24,187
Energy
16,170	Various	6.38% - 9.63%	3/19 - 2/23	16,951
Industrial
12,470	Various	3.75% - 7.75%	5/19 - 12/22	12,709
Mortgage-related—Residential
10,500	Various	15.00%	10/19	9,975
Technology
3,827	Various	6.13% - 7.50%	3/20 - 8/22	3,937
Utilities
840	Various	7.38%	7/21	939
Total North America (Cost $78,482)				78,187
Europe (0.29%)
Consumer
17,618	Various	—%	12/17 - 12/18	380
Industrial
1,867	Various	6.50%	3/21	1,528
Total Europe (Cost $2,554)				1,908
Total Corporate Debt (Cost $81,036)				80,095
Mortgage Loans (22.55%) (e)
North America
Mortgage-related—Commercial (i)
71,020	Various	2.73% - 12.12%	6/17 - 10/37	61,129
Mortgage-related—Residential (k)
89,658	Various	2.00% - 12.63%	4/22 - 7/57	84,290
Total Mortgage Loans (Cost $148,173)				145,419
Real Estate Owned (0.52%) (e) (j)
North America
Real estate-related
9	Single-Family Houses			1,699
1	Commercial Property			1,650
Total Real Estate Owned (Cost $3,539)				3,349

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal/Number of Shares		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Private Corporate Equity Investments (4.11%)
North America (4.11%)
Consumer
1,557	Non-Exchange Traded Corporate Equity			$825
Diversified
191	Non-Exchange Traded Corporate Equity			3,162
Financial
51	Exchange Traded Equity			4,396
Mortgage-related—Commercial
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			3,090
Mortgage-related—Residential
1,838	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			14,325
6,750	Non-Exchange Traded Equity Investment in Mortgage Originators			675
Total North America (Cost $25,937)				26,473
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Total Private Corporate Equity Investments (Cost $25,937)				26,473
U.S. Treasury Securities (0.84%)
North America
Government
$5,620	U.S. Treasury Note	1.13% - 1.63%	5/21 - 5/26	5,419
Total U.S. Treasury Securities (Cost $5,635)				5,419
Total Long Investments (Cost $1,525,710)				$1,505,026
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (28.66%) (a) (b) (l)
$46,749	JP Morgan Securities LLC	(1.15)%	1/17	$46,749
	Collateralized by Par Value $48,133
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 11/26
14,900	JP Morgan Securities LLC	(0.89)%	1/17	14,900
	Collateralized by Par Value $14,507
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 4/18
12,912	JP Morgan Securities LLC	(1.10)%	1/17	12,912
	Collateralized by Par Value $12,498
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 11/20
11,324	JP Morgan Securities LLC	(0.30)%	1/17	11,324
	Collateralized by Par Value $12,160
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 8/26
9,494	JP Morgan Securities LLC	(0.89)%	1/17	9,494
	Collateralized by Par Value $9,176
	Sovereign Government Bond, Coupon 0.75%,
	Maturity Date 7/21
9,165	JP Morgan Securities LLC	(0.80)%	1/17	9,165
	Collateralized by Par Value $8,322
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
8,725	JP Morgan Securities LLC	(0.81)%	1/17	8,725
	Collateralized by Par Value $8,257
	Sovereign Government Bond, Coupon 1.15%,
	Maturity Date 7/20
8,447	JP Morgan Securities LLC	(0.95)%	1/17	8,447
	Collateralized by Par Value $8,257
	Sovereign Government Bond, Coupon 0.65%,
	Maturity Date 11/20
6,166	CILO 2016-LD1 Holdings LLC (m)	2.90%	2/17	6,166
	Collateralized by Par Value $9,512
	Exchange-Traded Debt, Coupon 5.50%,
	Maturity Date 7/22
5,827	RBC Capital Markets LLC	(0.35)%	1/17	5,827
	Collateralized by Par Value $6,300
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
4,691	Bank of America Securities	(3.00)%	1/17	4,691
	Collateralized by Par Value $4,726
	U.S. Treasury Note, Coupon 1.75%,
	Maturity Date 11/21

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$3,274	RBC Capital Markets LLC	0.30%	1/17	$3,274
	Collateralized by Par Value $3,274
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 7/22
3,147	RBC Capital Markets LLC	(1.00)%	1/17	3,147
	Collateralized by Par Value $3,100
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 1/25
3,125	Bank of America Securities	0.10%	1/17	3,125
	Collateralized by Par Value $3,230
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 8/21
3,006	Barclays Capital Inc	(0.50)%	1/17	3,006
	Collateralized by Par Value $3,050
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
2,774	RBC Capital Markets LLC	(4.50)%	1/17	2,774
	Collateralized by Par Value $3,032
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
2,534	Societe Generale	(0.50)%	1/17	2,534
	Collateralized by Par Value $2,532
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
2,232	JP Morgan Securities LLC	(2.50)%	1/17	2,232
	Collateralized by Par Value $2,090
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
1,899	Bank of America Securities	0.10%	1/17	1,899
	Collateralized by Par Value $1,968
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 9/21
1,777	Barclays Capital Inc	(2.25)%	1/17	1,777
	Collateralized by Par Value $1,864
	Exchange-Traded Corporate Debt, Coupon 4.88%,
	Maturity Date 4/22
1,573	RBC Capital Markets LLC	(1.50)%	1/17	1,573
	Collateralized by Par Value $1,550
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 1/25
1,503	JP Morgan Securities LLC	(2.50)%	1/17	1,503
	Collateralized by Par Value $1,556
	Exchange-Traded Corporate Debt, Coupon 4.88%,
	Maturity Date 4/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,435	RBC Capital Markets LLC	0.30%	1/17	$1,435
	Collateralized by Par Value $1,560
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 3/23
1,369	Societe Generale	0.35%	1/17	1,369
	Collateralized by Par Value $1,240
	Exchange-Traded Corporate Debt, Coupon 9.25%,
	Maturity Date 7/21
1,281	Bank of America Securities	0.25%	1/17	1,281
	Collateralized by Par Value $1,305
	U.S. Treasury Note, Coupon 1.38%,
	Maturity Date 4/21
1,214	RBC Capital Markets LLC	0.25%	1/17	1,214
	Collateralized by Par Value $1,190
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 1/22
1,147	RBC Capital Markets LLC	(1.75)%	1/17	1,147
	Collateralized by Par Value $1,300
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
1,119	RBC Capital Markets LLC	0.30%	1/17	1,119
	Collateralized by Par Value $1,130
	Exchange-Traded Corporate Debt, Coupon 4.13%,
	Maturity Date 2/22
975	JP Morgan Securities LLC	(0.65)%	1/17	975
	Collateralized by Par Value $1,008
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
909	Societe Generale	0.35%	1/17	909
	Collateralized by Par Value $850
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 1/22
817	JP Morgan Securities LLC	(0.50)%	1/17	817
	Collateralized by Par Value $840
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
795	RBC Capital Markets LLC	(2.50)%	1/17	795
	Collateralized by Par Value $780
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
780	JP Morgan Securities LLC	(2.80)%	1/17	780
	Collateralized by Par Value $800
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/21

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$760	Barclays Capital Inc	(4.75)%	1/17	$760
	Collateralized by Par Value $819
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
674	RBC Capital Markets LLC	0.30%	1/17	674
	Collateralized by Par Value $650
	Exchange-Traded Corporate Debt, Coupon 5.25%,
	Maturity Date 9/22
673	RBC Capital Markets LLC	0.30%	1/17	673
	Collateralized by Par Value $620
	Exchange-Traded Corporate Debt, Coupon 6.38%,
	Maturity Date 4/26
671	RBC Capital Markets LLC	0.30%	1/17	671
	Collateralized by Par Value $620
	Exchange-Traded Corporate Debt, Coupon 6.88%,
	Maturity Date 5/23
587	JP Morgan Securities LLC	(1.50)%	1/17	587
	Collateralized by Par Value $620
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
566	JP Morgan Securities LLC	(0.35)%	1/17	566
	Collateralized by Par Value $570
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
562	Barclays Capital Inc	(0.10)%	1/17	562
	Collateralized by Par Value $550
	Exchange-Traded Corporate Debt, Coupon 2.40%,
	Maturity Date 12/22
545	RBC Capital Markets LLC	(0.38)%	1/17	545
	Collateralized by Par Value $560
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
543	JP Morgan Securities LLC	(0.35)%	1/17	543
	Collateralized by Par Value $560
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
533	Bank of America Securities	0.60%	1/17	533
	Collateralized by Par Value $549
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 7/21
520	RBC Capital Markets LLC	0.30%	1/17	520
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 10/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$449	RBC Capital Markets LLC	0.30%	1/17	$449
	Collateralized by Par Value $430
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 10/21
373	RBC Capital Markets LLC	0.30%	1/17	373
	Collateralized by Par Value $360
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 11/23
278	RBC Capital Markets LLC	(7.00)%	1/17	278
	Collateralized by Par Value $270
	Exchange-Traded Corporate Debt, Coupon 7.75%,
	Maturity Date 6/21
Total Repurchase Agreements (Cost $185,205)				$184,819

Investments Sold Short (-90.71%) (a) (b)
TBA - Fixed Rate Agency Securities Sold Short (-62.77%) (n)
North America
Mortgage-related—Residential
$(87,767)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	1/17	$(92,210)
(50,930)	Federal National Mortgage Association (30 year)	4.50%	1/17	(54,748)
(31,620)	Federal National Mortgage Association (30 year)	5.00%	1/17	(34,426)
(26,000)	Federal National Mortgage Association (30 year)	4.00%	2/17	(27,295)
(24,352)	Federal National Mortgage Association (30 year)	3.50%	1/17	(24,960)
(23,151)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	1/17	(24,840)
(21,940)	Government National Mortgage Association (30 year)	3.50%	1/17	(22,819)
(20,558)	Federal National Mortgage Association (30 year)	4.00%	1/17	(21,611)
(20,740)	Federal National Mortgage Association (15 year)	3.00%	1/17	(21,285)
(15,770)	Government National Mortgage Association (30 year)	4.50%	1/17	(17,058)
(13,510)	Federal Home Loan Mortgage Corporation (15 year)	3.00%	1/17	(13,869)
(11,170)	Federal National Mortgage Association (15 year)	4.00%	1/17	(11,494)
(8,790)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	1/17	(9,169)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	1/17	(7,622)
(6,500)	Government National Mortgage Association (30 year)	3.00%	1/17	(6,568)
(4,612)	Federal National Mortgage Association (30 year)	3.00%	1/17	(4,584)
(3,155)	Federal Home Loan Mortgage Corporation (30 year)	3.00%	1/17	(3,134)
(2,530)	Federal National Mortgage Association (15 year)	3.50%	2/17	(2,633)
(2,500)	Government National Mortgage Association (30 year)	3.50%	2/17	(2,597)
(1,700)	Government National Mortgage Association (30 year)	4.00%	1/17	(1,806)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$404,967)				(404,728)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Government Debt Sold Short (-20.54%)
North America (-10.82%)
Government
$(48,133)	U.S. Treasury Note	2.00%	11/26	$(46,287)
(12,160)	U.S. Treasury Note	1.50%	8/26	(11,179)
(4,726)	U.S. Treasury Note	1.75%	11/21	(4,690)
(3,230)	U.S. Treasury Note	1.13%	8/21	(3,121)
(1,968)	U.S. Treasury Note	1.13%	9/21	(1,898)
(1,305)	U.S. Treasury Note	1.38%	4/21	(1,280)
(800)	U.S. Treasury Note	1.25%	10/21	(776)
(549)	U.S. Treasury Note	1.13%	7/21	(531)
Total North America (Proceeds -$69,946)				(69,762)
Europe (-9.72%)
Government
(20,754)	European Sovereign Bond	0.25% - 0.65%	11/20	(21,219)
(14,507)	Spanish Sovereign Bond	0.25%	4/18	(14,614)
(9,176)	Spanish Sovereign Bond	0.75%	7/21	(9,379)
(8,322)	Spanish Sovereign Bond	2.75%	4/19	(8,888)
(8,257)	Spanish Sovereign Bond	1.15%	7/20	(8,580)
Total Europe (Proceeds -$66,800)				(62,680)
Total Government Debt Sold Short (Proceeds -$136,746)				(132,442)
Common Stock Sold Short (-1.26%)
North America
Financial
(207)	Exchange Traded Equity			(8,154)
Total Common Stock Sold Short (Proceeds -$8,052)				(8,154)
Corporate Debt Sold Short (-6.14%)
North America
Basic Materials
(8,970)	Various	3.88% - 5.13%	10/21 - 3/23	(8,717)
Communications
(8,750)	Various	5.25% - 9.25%	7/21 - 9/22	(8,551)
Consumer
(8,930)	Various	3.88% - 6.88%	1/22 - 4/26	(8,695)
Energy
(10,597)	Various	2.40% - 8.00%	6/21 - 1/25	(10,041)
Financial
(1,130)	Various	4.13%	2/22	(1,121)
Utilities
(2,430)	Various	6.25%	7/22	(2,447)
Total Corporate Debt Sold Short (Proceeds -$39,664)				(39,572)
Total Investments Sold Short (Proceeds -$589,429)				$(584,896)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (5.52%) (a) (b)
Swaps (5.49%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (o)	Credit	$40,611	12/18 - 12/21	$2,744
Credit Default Swaps on Asset-Backed Indices (o)	Credit	1,202	12/37	12
Interest Rate Swaps (p)	Interest Rates	215,826	12/17 - 1/45	2,274
North America
Total Return Swaps (t)
Consumer	Credit	3,130	7/19	87
Utilities	Credit	685	2/20	68
Total Total Return Swaps				155
Credit Default Swaps on Corporate Bonds (o)
Basic Materials	Credit	760	3/21	90
Consumer	Credit	8,043	3/19 - 12/21	973
Energy	Credit	4,120	3/19 - 12/21	7
Financial	Credit	1,120	12/21	140
Utilities	Credit	2,060	6/21	151
Total Credit Default Swaps on Corporate Bonds				1,361
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (q)	Credit	(112,999)	5/46 - 9/58	16,701
Interest Rate Swaps (r)	Interest Rates	(607,499)	4/17 - 12/45	5,828
North America
Credit Default Swaps on Asset-Backed Securities (q)
Mortgage-related—Residential	Credit	(7,077)	5/35 - 12/35	5,326
Credit Default Swaps on Corporate Bonds (q)
Consumer	Credit	(2,880)	12/21	102
Communications	Credit	(1,930)	6/21	30
Energy	Credit	(20,507)	6/17 - 6/21	867
Total Credit Default Swaps on Corporate Bonds				999
Total Swaps (Net cost $40,491)				35,400
Futures (0.00%)
Short Futures:
U.S. Treasury Note Futures (ac)	Interest Rates	(7,000)	3/17	19
Eurodollar Futures (u)	Interest Rates	(13,000)	9/17	10
Total Futures				29

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Options (0.01%)
Purchased Options:
Put Options on Credit Default Swaps on Corporate Bond Indices (x)	Credit	$10,000	1/17	$—
Interest Rate Caps (w)	Interest Rates	61,908	3/18 - 10/18	2
North America
Equity Call Options (y)
Consumer	Equity Market	16	4/17	42
Total Options (Cost $133)				44
Forwards (0.00%)
Short Forwards:
Currency Forwards (aa)	Currency	(6,529)	3/17	16
Total Forwards				16
Warrants (0.02%)
North America
Warrants (v)
Mortgage-related—Residential	Equity Market	1,639		106
Total Warrants (Cost $100)				106
Total Financial Derivatives–Assets (Net cost $40,724)				$35,595
Financial Derivatives–Liabilities (-2.90%) (a) (b)
Swaps (-2.81%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (o)	Credit	$16,026	1/47 - 5/63	$(2,899)
Interest Rate Swaps (p)	Interest Rates	160,248	2/19 - 1/45	(4,396)
North America
Credit Default Swaps on Corporate Bonds (o)
Basic Materials	Credit	9,480	6/21 - 12/21	(1,107)
Communications	Credit	9,990	6/21 - 12/21	(430)
Consumer	Credit	9,736	6/21 - 12/21	(298)
Energy	Credit	14,317	3/18 - 12/21	(928)
Total Credit Default Swaps on Corporate Bonds				(2,763)
Total Return Swaps (t)
Communications	Credit	1,623	7/19	(249)
Total Total Return Swaps				(249)
Europe
Credit Default Swaps on Corporate Bonds (o)
Basic Materials	Credit	11	12/19	(6)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Short Swaps:
Interest Rate Swaps (r)	Interest Rates	$(154,836)	8/17 - 11/45	$(742)
Interest Rate Swaps (z)	Interest Rates	(100,200)	6/17 - 6/19	(24)
Credit Default Swaps on Corporate Bond Indices (q)	Credit	(49,306)	12/18 - 12/21	(2,840)
North America
Credit Default Swaps on Asset-Backed Securities (q)
Mortgage-related—Residential	Credit	(3,057)	10/34 - 3/35	(256)
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	(2,260)	6/17 - 3/21	(93)
Communications	Credit	(3,140)	6/20	(44)
Consumer	Credit	(30,901)	3/19 - 12/21	(3,097)
Energy	Credit	(5,150)	12/17 - 12/21	(80)
Industrial	Credit	(12,460)	3/20 - 12/21	(119)
Technology	Credit	(3,020)	3/20	(345)
Utilities	Credit	(860)	6/21	(107)
Total Credit Default Swaps on Corporate Bonds				(3,885)
Total Return Swaps (s)
Financial	Equity	(42,093)	5/17 - 8/17	(55)
Total Swaps (Net proceeds -$12,012)				(18,115)
Futures (-0.01%)
Long Futures:
Eurodollar Futures (u)	Interest Rates	11,000	6/17	(8)
Short Futures:
Eurodollar Futures (u)	Interest Rates	(49,000)	3/17 - 9/17	(61)
Total Futures				(69)
Forwards (-0.07%)
Short Forwards:
Currency Forwards (aa)	Currency	(48,258)	3/17	(472)
Total Forwards				(472)
Mortgage Loan Purchase Commitments (-0.01%)
North America
Mortgage Loan Purchase Commitments (ab)
Mortgage-related—residential	Interest rate	20,601	2/17	(31)
Total Mortgage Loan Purchase Commitments				(31)
Total Financial Derivatives–Liabilities (Net proceeds -$12,012)				$(18,687)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At December 31, 2016, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 73.78%, 42.13%, and 23.36% of equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 7 to the Notes to Consolidated Financial Statements.

(f)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Management Group L.L.C. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At December 31, 2016 loans for which the Company has beneficial interests in the net cash flows, totaled $7.6 million. See Note 7 to the Notes to Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At December 31, 2016 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $43.2 million. See Note 7 to the Notes to Consolidated Financial Statements.

(h)
Includes the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C., in the amount of $7.3 million as of December 31, 2016. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 7 to the Notes to Consolidated Financial Statements.

(i)	Includes non-performing commercial loans in the amount of $28.6 million whereby principal and/or interest is past due and a maturity date is not applicable.

(j)	Number of properties not shown in thousands, represents actual number of properties owned.

(k)	As of December 31, 2016, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $3.2 million.

(l)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(m)
Repurchase agreement is between the Company and CILO 2016-LD1 Holdings LLC, an entity in which the Company has a beneficial interest and is co-owned by an affiliate of Ellington Management Group, L.L.C. CILO 2016-LD1 Holdings LLC owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 7 to the Notes to Consolidated Financial Statements.

(n)
At December 31, 2016, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 32.67%, 22.21%, and 7.89% of equity, respectively.

(o)	For long credit default swaps, the Company sold protection.

(p)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(q)	For short credit default swaps, the Company purchased protection.

(r)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(s)	Notional value represents number of underlying shares times the closing price of the underlying security.

(t)	Notional value represents outstanding principal balance on underlying corporate debt.

(u)	Every $1,000,000 in notional value represents one contract.

(v)	Notional value represents number of shares that warrants are convertible into.

(w)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(x)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(y)	Notional value represents the number of common shares we have the option to purchase multiplied by the strike price.

(z)	The Company pays a floating rate and receives a floating rate.

(aa)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(ab)	Notional value represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.

(ac)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2016, a total of 70 contracts were held.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONCLUDED)

(ad)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	139.27%
Aaa/AAA/AAA	0.84%
Aa/AA/AA	0.03%
A/A/A	0.05%
Baa/BBB/BBB	2.60%
Ba/BB/BB or below	30.24%
Unrated	60.39%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (21.65%) (a)(b)
North America
Funds
100,000	BlackRock Liquidity Funds TempFund Portfolio	0.04%		$100,000
50,000	JPMorgan Prime Money Market Fund	0.01%		50,000
10,000	Various Money Market Funds	—%		10,000
Total Cash Equivalents—Money Market Funds (Cost $160,000)				$160,000

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2015 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$3,376	Government National Mortgage Association Pools (Other)	4.80%	2/61	$3,504
3,129	Government National Mortgage Association Pools (Other)	4.49%	11/64	3,376
2,966	Government National Mortgage Association Pools (Other)	5.49%	4/60	3,151
2,780	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	3,031
2,680	Government National Mortgage Association Pools (Other)	4.64%	3/65	2,924
2,788	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28	2,880
2,533	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	2,866
2,469	Government National Mortgage Association Pools (Other)	5.54%	2/60	2,598
2,326	Government National Mortgage Association Pools (Other)	5.51%	2/60	2,479
1,988	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	2,121
1,608	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	1,807
1,352	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,471
1,139	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43	1,140
879	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	964
689	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	764
126	Federal National Mortgage Association Pools (Other)	4.00%	6/37	130
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
Financial Derivatives–Assets (22.05%) (a) (b)
Swaps (21.58%) (ad)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (l)
CDX.NA.HY 25 35-100	Credit	$442,140	12/20	$81,758
ITRX EUR XOVER 24 5Y 35-100	Credit	229,954	12/20	46,716
Other	Credit	121,730	6/18 - 6/20	7,278
Total Credit Default Swaps on Corporate Bond Indices				135,752
Interest Rate Swaps (m)	Interest Rates	545,232	12/16 - 12/45	7,254
Credit Default Swaps on Asset-Backed Indices (l)	Credit	1,468	12/37	56
North America
Total Return Swaps
Communications (q)	Credit	3,836	3/16 - 12/16	49
Consumer (q)	Credit	4,880	3/16 - 1/17	31
Energy (q)	Credit	729	10/16	5
Total Total Return Swaps				85
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (n)	Credit	(95,589)	5/46 - 5/63	5,354
Credit Default Swaps on Corporate Bond Indices (n)	Credit	(15,208)	12/17 - 12/19	1,891
Interest Rate Swaps (o)	Interest Rates	(608,365)	12/16 - 12/45	2,689
North America
Credit Default Swaps on Asset-Backed Securities (n)
Mortgage-related—residential	Credit	(8,967)	9/34 - 12/35	6,332
Credit Default Swaps on Corporate Bonds (n)
Consumer	Credit	(590)	12/19	10
Total Swaps (Net cost $161,193)				159,423
Futures (0.01%)
Long Futures:
U.S. Treasury Note Futures (s)	Interest Rates	6,300	3/16	2
Eurodollar Futures (r)	Interest Rates	23,000	6/17	17
Short Futures:
Eurodollar Futures (r)	Interest Rates	(90,000)	12/16	13
Total Futures				32
Options (0.29%)
Purchased Options:
Put Options on Credit Default Swaps on Corporate Bond Indices (v)	Credit	138,000	3/16	2,050
Call Options on U.S. Treasury Futures (t)	Interest Rates	3,900	2/16	51
Put Options on U.S. Treasury Futures (t)	Interest Rates	3,900	2/16	61
Total Options (Cost $2,600)				2,162
Forwards (0.15%)
Short Forwards
Currency Forwards (ab)	Currency	(95,326)	3/16	1,138
Total Forwards				1,138

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	143.52%
A/A/A	0.32%
Baa/BBB/BBB	1.07%
Ba/BB/BB or below	34.89%
Unrated	44.99%
(ad)The following table shows the Company's swap assets and liabilities by dealer as a percentage of Total Equity:

Dealer/Parent Company	Asset/Liability	Percent of Equity
Affiliates of Bank of America	Financial derivatives—asset	6.01%
Affiliates of JP Morgan	Financial derivatives—liability	(6.32)%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$74,344	$101,783	$93,533
Other income	5,841	2,813	318
Total investment income	80,185	104,596	93,851
EXPENSES
Base management fee	10,065	11,493	10,751
Incentive fee	—	—	1,400
Interest expense	16,306	12,112	9,927
Other investment related expenses	8,070	5,612	4,689
Professional fees	3,474	3,129	2,795
Administration fees	1,123	1,355	1,231
Compensation expense	2,096	1,508	1,182
Insurance expense	597	641	734
Directors' fees and expenses	267	259	271
Share-based LTIP expense	400	393	267
Other expenses	2,022	1,918	1,853
Total expenses	44,420	38,420	35,100
NET INVESTMENT INCOME	35,765	66,176	58,751
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	2,729	34,384	16,859
Financial derivatives, excluding currency forwards	(40,758)	(15,096)	(12,841)
Financial derivatives—currency forwards	4,093	4,738	1,630
Foreign currency transactions	(5,597)	(3,073)	(1,486)
	(39,533)	20,953	4,162
Change in net unrealized gain (loss) on:
Investments	(8,033)	(56,869)	6,258
Financial derivatives, excluding currency forwards	(5,964)	9,498	(9,058)
Financial derivatives—currency forwards	(1,580)	377	786
Foreign currency translation	3,643	(1,706)	(950)
	(11,934)	(48,700)	(2,964)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(51,467)	(27,747)	1,198
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	(15,702)	38,429	59,949
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	305	340	782
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$(16,007)	$38,089	$59,167
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$(0.48)	$1.13	$2.09

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2015, 12/31/2014, and 12/31/2013, respectively)	$732,049	$6,903	$738,952	$782,155	$6,389	$788,544	$620,401	$5,648	$626,049
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			35,765			66,176			58,751
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			(39,533)			20,953			4,162
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			(11,934)			(48,700)			(2,964)
Net increase (decrease) in equity resulting from operations	(16,007)	305	(15,702)	38,089	340	38,429	59,167	782	59,949
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Proceeds from the issuance of shares(1)	—		—	—		—	188,400		188,400
Shares issued in connection with incentive fee payment	—		—	—		—	449		449
Contributions from non-controlling interests		5,552	5,552		2,153	2,153		1,793	1,793
Dividends(2)	(64,735)	(413)	(65,148)	(82,940)	(520)	(83,460)	(85,796)	(653)	(86,449)
Distributions to non-controlling interests		(5,249)	(5,249)		(1,468)	(1,468)		(1,667)	(1,667)
Adjustment to non-controlling interest	(15)	15	—	(6)	6	—	(484)	484	—
Offering costs	—		—	—		—	(247)		(247)
Shares repurchased	(14,028)		(14,028)	(5,639)		(5,639)	—		—
Share-based LTIP awards	397	3	400	390	3	393	265	2	267
Net increase (decrease) in equity from transactions	(78,381)	(92)	(78,473)	(88,195)	174	(88,021)	102,587	(41)	102,546
Net increase (decrease) in equity	(94,388)	213	(94,175)	(50,106)	514	(49,592)	161,754	741	162,495
ENDING EQUITY (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	$637,661	$7,116	$644,777	$732,049	$6,903	$738,952	$782,155	$6,389	$788,544

(1)	For the year ended December 31, 2014 proceeds from the issuance of shares is net of an underwriters' discount of $3.0 million.

(2)	For the years ended December 31, 2016, 2015, and 2014, dividends totaling $1.95, $2.45, and $3.08, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$(15,702)	$38,429	$59,949
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	35,498	(23,454)	(6,008)
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	13,664	48,649	3,564
Amortization of premiums and accretion of discounts (net)	24,573	21,815	(9,131)
Purchase of investments	(2,246,552)	(3,381,699)	(5,298,446)
Proceeds from disposition of investments	2,032,219	3,570,304	4,755,862
Proceeds from principal payments of investments	276,880	284,166	186,094
Proceeds from investments sold short	1,430,898	1,461,459	1,606,561
Repurchase of investments sold short	(1,573,705)	(2,031,578)	(1,215,239)
Payments on financial derivatives (1)	(354,814)	(505,956)	(191,469)
Proceeds from financial derivatives (1)	394,038	416,103	173,013
Shares issued in connection with incentive fee payment	—	—	449
Share-based LTIP expense	400	393	267
Repurchase agreements	(79,119)	66,301	(144,039)
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	260,636	531,844	(354,587)
Due from brokers	47,954	5,360	(64,394)
Interest and principal receivable	(1,260)	167	(13,780)
Restricted cash	4,202	(4,857)	—
Other assets	1,910	(3,295)	(565)
Increase (decrease) in liabilities:
Due to brokers	(102,017)	92,573	2,462
Payable for securities purchased and financial derivatives	(80,197)	66,618	(94,300)
Accounts payable and accrued expenses	(299)	846	1,205
Incentive fee payable	—	—	(3,091)
Other liabilities	(811)	828	—
Interest and dividends payable	1,654	(580)	865
Base management fee payable	(357)	(190)	599
Net cash provided by (used in) operating activities	69,693	654,246	(604,159)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2016	2015	2014
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Proceeds from the issuance of shares	$—	$—	$188,400
Contributions from non-controlling interests	5,552	2,153	1,793
Shares repurchased	(14,028)	(5,639)	—
Offering costs paid	—	(56)	(288)
Dividends paid	(65,148)	(83,460)	(86,449)
Distributions to non-controlling interests	(5,249)	(1,468)	(1,667)
Proceeds from issuance of securitized debt	40,921	—	—
Principal payments on securitized debt	(295)	(763)	(246)
Borrowings under reverse repurchase agreements	5,762,742	9,758,474	23,414,375
Repayments of reverse repurchase agreements	(5,854,823)	(10,253,718)	(22,981,108)
Net cash provided by (used in) financing activities	(130,328)	(584,477)	534,810
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,635)	69,769	(69,349)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,909	114,140	183,489
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,274	$183,909	$114,140
Supplemental disclosure of cash flow information:
Interest paid	$15,296	$12,112	$9,544
Shares issued in connection with incentive fee payment (non-cash)	—	—	449
Share-based LTIP awards (non-cash)	400	393	267
Aggregate TBA trade activity (buys + sells) (non-cash)	22,923,388	36,357,456	30,136,820
Purchase of investments (non-cash)	(44,914)	—	—
Proceeds from principal payments of investments (non-cash)	10,365	—	—
Proceeds from the disposition of investments (non-cash)	96,131	—	—
Payments on financial derivatives (non-cash)	(4,000)	—	—
Proceeds from financial derivatives (non-cash)	7,486	—	—
Proceeds from issuance of securitized debt (non-cash)	13,088	—	—
Principal payments on securitized debt (non-cash)	(29,629)	—	—
Repayments of reverse repurchase agreements (non-cash)	(48,527)	—	—

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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
The Company is a specialty finance company that primarily acquires and manages mortgage-related and consumer-related assets, including residential mortgage-backed securities, or "RMBS," residential and commercial mortgage loans, consumer loans and asset-backed securities, or "ABS," backed by consumer loans, commercial mortgage-backed securities, or "CMBS," real property, and mortgage-related derivatives. The Company also invests in corporate debt and equity, including distressed debt, collateralized loan obligations, or "CLOs," non-mortgage-related derivatives and other financial assets, including private debt and equity investments in mortgage-related entities.
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
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement ("ASC 820-10"), to its holdings of financial instruments. ASC 820-10 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are listed equities, exchange-traded derivatives, and cash equivalents;

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, non-Agency mortgage-backed securities determined to have sufficiently observable market data, U.S. Treasury securities and sovereign debt, certain corporate debt, commonly traded derivatives, such as interest rate swaps and foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are RMBS, CMBS, ABS, credit default swaps, or "CDS," on individual ABS, distressed corporate debt, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, non-listed equities, and private corporate debt and equity investments.

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
For mortgage-backed securities, or "MBS," including To Be Announced MBS, or "TBAs," CLOs, and distressed and non-distressed corporate debt and equity, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Valuations for fixed rate MBS pass-throughs issued by a U.S. government agency or government-sponsored enterprise are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically designated as Level 2 assets, although Agency interest only and inverse interest only RMBS are currently designated as Level 3 assets since they generally have less price transparency. Non-Agency MBS and CLOs are generally classified as either Level 2 or Level 3 based on analysis of available market data such as recent trades and executable bids. The Company's investments in distressed corporate debt are in the form of loans as well as total return swaps on loans. Valuations are typically based on prices of the underlying loans received from widely used third-party pricing services. These investments as well as related non-listed equity investments are generally designated as Level 3 assets. Investments in non-distressed corporate bonds are generally also valued based on prices received from third-party pricing services, and many of these bonds, because they are very liquid with readily observable data, are classified as Level 2 holdings. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
For residential and commercial mortgage loans, consumer loans, and real estate owned properties, or "REO," management determines fair value by taking into account both external pricing data, when available, and internal pricing models. Non-performing mortgage loans and REO are typically valued based on management's estimates of the value of the underlying real estate, using various information including general economic data, broker price opinions, or "BPOs," recent sales, property appraisals, and bids. Performing mortgage loans and consumer loans are typically valued using discounted cash flows based on market assumptions and mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," are valued using matrix pricing. Cash flow assumptions typically include projected default and prepayment rates and loss severities, and may include adjustments based on appraisals and BPOs. Mortgage and consumer loans and REO properties are classified as Level 3 assets.
For financial derivatives with greater price transparency, such as CDS on asset-backed indices, CDS on corporate indices, certain options on the foregoing, and total return swaps on publicly traded equities, market-standard pricing sources are used to obtain valuations; these financial derivatives are generally designated as Level 2 instruments. Interest rate swaps, swaptions, and foreign currency forwards are typically valued based on internal models that use observable market data, including applicable interest rates and foreign currency rates in effect as of the measurement date; the model-generated valuations are then typically compared to counterparty valuations for reasonableness. These financial derivatives are also generally designated as Level 2 instruments. Financial derivatives with less price transparency, such as CDS on individual ABS, are generally valued based on internal models, and are typically designated as Level 3 instruments. In the case of CDS on individual ABS, the valuation process typically starts with an estimation of the value of the underlying ABS. In valuing its derivatives, the Company also considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement.
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
(C) Purchase and Sales of Investments and Investment Income: Purchases and sales of investments are generally recorded on trade date, and realized and unrealized gains and losses are calculated based on identified cost. The Company amortizes premiums and accretes discounts on its debt investments. Coupon interest income on fixed income investments is generally accrued based on the outstanding principal balance or notional value and the current coupon interest rate.
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
(D) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in an interest bearing overnight account and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy. Restricted cash represents cash that the Company can use only for specific purposes. The Company's investments in money market funds are included in the Consolidated Condensed Schedule of Investments. See Note 13 for further discussion of restricted cash balances.
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
(H) Repurchase Agreements: The Company enters into repurchase agreement transactions whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to repurchase agreements are delivered to counterparties of short sale transactions. The interest rate on a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. Assets held pursuant to repurchase agreements are reflected as assets on the Consolidated Statement of Assets, Liabilities, and Equity. Repurchase agreements are carried at fair value based on their contractual amounts as the debt is short-term in nature.
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
(L) Investments in Operating Entities: The Company has made and may in the future make non-controlling investments in operating entities such as mortgage originators. Investments in such operating entities may be in the form of preferred and/or common equity, debt, or some other form of investment. The Company carries its investments in such entities at fair value. In cases where the operating entity provides services to the Company, the Company is required to use the equity method of accounting.
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
(V) Income Taxes: The Company has been and continues to expect to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. In addition, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes, and one has elected to be taxed as a real estate investment trust, or "REIT," beginning with the tax year ending December 31, 2015.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2015, 2014, or 2013 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(W) Recent Accounting Pronouncements: In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern and to provide disclosure if events or conditions arise that would place substantial doubt on the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2014-15 did not have a material impact on the Company's consolidated financial statements.
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

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2016:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$90,000	$—	$—	$90,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$868,345	$29,622	$897,967
U.S. Treasury securities	—	5,419	—	5,419
Private label residential mortgage-backed securities	—	53,525	90,083	143,608
Private label commercial mortgage-backed securities	—	—	43,268	43,268
Commercial mortgage loans	—	—	61,129	61,129
Residential mortgage loans	—	—	84,290	84,290
Collateralized loan obligations	—	—	44,956	44,956
Consumer loans and asset-backed securities backed by consumer loans	—	—	114,472	114,472
Corporate debt	—	55,091	25,004	80,095
Real estate owned	—	—	3,349	3,349
Private corporate equity investments	4,396	—	22,077	26,473
Total investments, at fair value	4,396	982,380	518,250	1,505,026
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	5,326	5,326
Credit default swaps on corporate bond indices	—	2,744	—	2,744
Credit default swaps on corporate bonds	—	2,360	—	2,360
Credit default swaps on asset-backed indices	—	16,713	—	16,713
Interest rate swaps	—	8,102	—	8,102
Total return swaps	—	—	155	155
Options	42	2	—	44
Futures	29	—	—	29
Forwards	—	16	—	16
Warrants	—	—	106	106
Total financial derivatives–assets, at fair value	71	29,937	5,587	35,595
Repurchase agreements	—	184,819	—	184,819
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$4,467	$1,197,136	$523,837	$1,725,440
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(404,728)	$—	$(404,728)
Government debt	—	(132,442)	—	(132,442)
Corporate debt	—	(39,572)	—	(39,572)
Common stock	(8,154)	—	—	(8,154)
Total investments sold short, at fair value	(8,154)	(576,742)	—	(584,896)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(2,840)	—	(2,840)
Credit default swaps on corporate bonds	—	(6,654)	—	(6,654)
Credit default swaps on asset-backed indices	—	(2,899)	—	(2,899)
Credit default swaps on asset-backed securities	—	—	(256)	(256)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Interest rate swaps	$—	$(5,162)	$—	$(5,162)
Total return swaps	—	(55)	(249)	(304)
Options	—	—	—	—
Futures	(69)	—	—	(69)
Forwards	—	(472)	—	(472)
Mortgage loan purchase commitments	—	(31)	—	(31)
Total financial derivatives–liabilities, at fair value	(69)	(18,113)	(505)	(18,687)
Total investments sold short and financial derivatives–liabilities, at fair value	$(8,223)	$(594,855)	$(505)	$(603,583)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$47,024	Market Quotes	Non Binding Third-Party Valuation	$2.00	$101.02	$67.51
Collateralized loan obligations	37,517	Market Quotes	Non Binding Third-Party Valuation	9.42	100.25	83.36
Corporate debt and non-exchange traded corporate equity	19,017	Market Quotes	Non Binding Third-Party Valuation	1.88	102.25	87.14
Private label commercial mortgage-backed securities	27,283	Market Quotes	Non Binding Third-Party Valuation	5.17	77.75	40.88
Agency interest only residential mortgage-backed securities	23,322	Market Quotes	Non Binding Third-Party Valuation	2.47	20.17	11.65
Total return swaps	(94)	Market Quotes	Non Binding Third-Party Valuation (1)	98.25	99.50	98.77
Private label residential mortgage-backed securities	43,059	Discounted Cash Flows	Yield	0.6%	20.5%	11.0%
			Projected Collateral Prepayments	0.0%	81.0%	10.0%
			Projected Collateral Losses	1.4%	51.2%	41.4%
			Projected Collateral Recoveries	0.4%	53.6%	41.2%
			Projected Collateral Scheduled Amortization	0.0%	90.7%	7.4%
						100.0%
Private label commercial mortgage-backed securities	15,985	Discounted Cash Flows	Yield	8.8%	57.0%	23.6%
			Projected Collateral Losses	0.1%	5.3%	2.2%
			Projected Collateral Recoveries	0.9%	20.5%	10.7%
			Projected Collateral Scheduled Amortization	77.8%	99.0%	87.1%
						100.0%
Corporate debt and warrants	10,080	Discounted Cash Flows	Yield	19.7%	19.7%	19.7%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$7,439	Discounted Cash Flows	Yield	11.2%	50.3%	20.5%
			Projected Collateral Prepayments	11.4%	55.2%	45.5%
			Projected Collateral Losses	4.5%	28.3%	10.7%
			Projected Collateral Recoveries	1.5%	27.2%	8.6%
			Projected Collateral Scheduled Amortization	29.8%	51.5%	35.2%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	114,472	Discounted Cash Flows	Yield	8.5%	25.0%	10.9%
			Projected Collateral Prepayments	0.0%	45.4%	25.6%
			Projected Collateral Losses	3.3%	97.4%	9.9%
			Projected Collateral Scheduled Amortization	0.0%	87.7%	64.5%
						100.0%
Performing commercial mortgage loans	32,557	Discounted Cash Flows	Yield	8.0%	17.2%	11.6%
Non-performing commercial mortgage loans and commercial real estate owned	30,222	Discounted Cash Flows	Yield	10.2%	27.8%	16.3%
			Months to Resolution	3.0	39.1	19.5
Performing residential mortgage loans	78,576	Discounted Cash Flows	Yield	5.0%	13.5%	6.6%
Non-performing residential mortgage loans and residential real estate owned	7,413	Discounted Cash Flows	Yield	5.8%	39.9%	9.7%
			Months to Resolution	1.8	162.9	41.9
Credit default swaps on asset-backed securities	5,070	Net Discounted Cash Flows	Projected Collateral Prepayments	19.3%	29.8%	22.7%
			Projected Collateral Losses	15.3%	27.6%	22.2%
			Projected Collateral Recoveries	4.7%	15.3%	8.7%
			Projected Collateral Scheduled Amortization	43.2%	50.2%	46.4%
						100.0%
Non-exchange traded equity investments in commercial mortgage-related private partnerships	3,090	Discounted Cash Flows	Yield	16.5%	16.5%	16.5%
			Expected Holding Period (Months)	2.9	2.9	2.9
Agency interest only residential mortgage-backed securities	6,300	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	142	2,831	568
			Projected Collateral Prepayments	0.0%	100.0%	62.6%
			Projected Collateral Losses	0.0%	15.7%	1.0%
			Projected Collateral Scheduled Amortization	0.0%	88.1%	36.4%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entity	2,500	Enterprise Value	Equity Multiple(3)	1.3x	1.3x	1.3x
Non-exchange traded preferred equity investment in mortgage-related entity	12,500	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Represents valuations on underlying assets.

(2)	Shown in basis points.

(3)	Represent an estimation of where market participants might value an enterprise.

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
The tables below include a roll-forward of the Company's financial instruments for the years ended December 31, 2016, 2015, and 2014 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2016

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$24,918	$(7,998)	$(536)	$845	$12,665	$(272)	$—	$—	$29,622
Private label residential mortgage-backed securities	116,435	1,896	(2,748)	3,972	30,065	(55,407)	10,041	(14,171)	90,083
Private label commercial mortgage-backed securities	34,145	1,627	1,008	(6,081)	24,488	(11,919)	—	—	43,268
Commercial mortgage loans	66,399	2,463	1,920	(1,434)	39,684	(47,903)	—	—	61,129
Residential mortgage loans	22,089	467	774	(800)	102,224	(40,464)	—	—	84,290
Collateralized loan obligations	45,974	(3,829)	71	2,471	27,862	(27,593)	—	—	44,956
Consumer loans and asset-backed securities backed by consumer loans	115,376	(10,668)	(164)	(7,818)	174,664	(156,918)	—	—	114,472
Corporate debt	27,028	(60)	(8,326)	6,864	26,851	(27,353)	—	—	25,004
Real estate owned	12,522	—	2,256	(458)	17,526	(28,497)	—	—	3,349
Private corporate equity investments	22,088	—	(144)	1,032	24,117	(25,016)	—	—	22,077
Total investments, at fair value	486,974	(16,102)	(5,889)	(1,407)	480,146	(421,342)	10,041	(14,171)	518,250
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	6,332	—	1,042	(667)	148	(1,529)	—	—	5,326
Total return swaps	85	—	3,070	70	57	(3,127)	—	—	155
Warrants	150	—	(50)	6	7,486	(7,486)	—	—	106
Total financial derivatives– assets, at fair value	6,567	—	4,062	(591)	7,691	(12,142)	—	—	5,587
Total investments and financial derivatives–assets, at fair value	$493,541	$(16,102)	$(1,827)	$(1,998)	$487,837	$(433,484)	$10,041	$(14,171)	$523,837
Liabilities:
Investments sold short, at fair value
Corporate debt	$(448)	$(1)	$362	$(228)	$315	$—	$—	$—	$—
Total investments sold short, at fair value	(448)	(1)	362	(228)	315	—	—	—	—

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2016
(continued)
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(221)	$—	$(323)	$(36)	$324	$—	$—	$—	$(256)
Total return swaps	(4,662)	—	(7,534)	4,413	8,214	(680)	—	—	(249)
Total financial derivatives– liabilities, at fair value	(4,883)	—	(7,857)	4,377	8,538	(680)	—	—	(505)
Guarantees:
Guarantees	(828)	—	—	828	—	—	—	—	—
Total guarantees	(828)	—	—	828	—	—	—	—	—
Total investments sold short, financial derivatives– liabilities, and guarantees, at fair value	$(6,159)	$(1)	$(7,495)	$4,977	$8,853	$(680)	$—	$—	$(505)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2016, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2016. For Level 3 financial instruments held by the Company at December 31, 2016, change in net unrealized gain (loss) of $(14.7) million, $(0.8) million, and $(0.2) million for the year ended December 31, 2016 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
During the year ended December 31, 2016, the Company transferred $14.2 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, during the year ended December 31, 2016, the Company transferred $10.0 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2015, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
There were no transfers of financial instruments between Level 1 and Level 2 during the year ended December 31, 2016.

Year Ended December 31, 2015

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$31,385	$(8,355)	$223	$81	$6,977	$(5,393)	$—	$—	$24,918
Private label residential mortgage-backed securities	274,369	8,593	20,648	(16,429)	62,994	(191,902)	6,687	(48,525)	116,435
Private label commercial mortgage-backed securities	53,311	3,076	2,000	(4,183)	21,382	(41,441)	—	—	34,145
Commercial mortgage loans	28,309	1,895	1,114	(142)	69,778	(34,555)	—	—	66,399
Residential mortgage loans	27,482	1,363	2,372	(505)	19,555	(28,178)	—	—	22,089
Collateralized loan obligations	121,994	(21,110)	46	(4,033)	59,102	(110,025)	—	—	45,974
Consumer loans and asset-backed securities backed by consumer loans	24,294	(6,197)	—	283	139,373	(42,377)	—	—	115,376
Corporate debt	42,708	60	(4,028)	(6,882)	28,942	(33,772)	—	—	27,028
Real estate owned	8,635	—	1,168	381	14,155	(11,817)	—	—	12,522
Private corporate equity investments	14,512	—	116	(306)	8,347	(581)	—	—	22,088
Total investments, at fair value	626,999	(20,675)	23,659	(31,735)	430,605	(500,041)	6,687	(48,525)	486,974
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$11,387	$—	$(2,964)	$2,098	$28	$(4,217)	$—	$—	$6,332
Total return swaps	—	—	113	85	—	(113)	—	—	85
Warrants	100	—	—	—	50	—	—	—	150
Total financial derivatives– assets, at fair value	11,487	—	(2,851)	2,183	78	(4,330)	—	—	6,567
Total investments and financial derivatives–assets, at fair value	$638,486	$(20,675)	$20,808	$(29,552)	$430,683	$(504,371)	$6,687	$(48,525)	$493,541
Liabilities:
Investments sold short, at fair value
Corporate debt	$—	$(2)	$197	$228	$1,372	$(2,243)	$—	$—	$(448)
Total investments sold short, at fair value	—	(2)	197	228	1,372	(2,243)	—	—	(448)
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(239)	$—	$(102)	$35	$—	$85	$—	$—	$(221)
Total return swaps	—	—	2,516	(4,662)	14	(2,530)	—	—	(4,662)
Total financial derivatives– liabilities, at fair value	(239)	—	2,414	(4,627)	14	(2,445)	—	—	(4,883)
Securitized debt:
Securitized debt	(774)	(15)	—	26	763	—	—	—	—
Total securitized debt	(774)	(15)	—	26	763	—	—	—	—
Guarantees:
Guarantees	—	—	—	(828)	—	—	—	—	(828)
Total guarantees	—	—	—	(828)	—	—	—	—	(828)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,013)	$(17)	$2,611	$(5,201)	$2,149	$(4,688)	$—	$—	$(6,159)

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
During the year ended December 31, 2015, the Company transferred $48.5 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, during the year ended December 31, 2015, the Company transferred $6.7 million of non-Agency RMBS from Level 2 to Level 3. Following December 2014, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
There were no transfers of financial instruments between Level 1 and Level 2 during the year ended December 31, 2015.
Year Ended December 31, 2014

(In thousands)	Ending Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2014
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$40,504	$(8,738)	$1,404	$(2,078)	$8,448	$(8,155)	$—	$—	$31,385
Private label residential mortgage-backed securities	580,772	20,544	38,600	(18,406)	382,956	(445,349)	—	(284,748)	274,369
Private label commercial mortgage-backed securities	32,994	1,328	7,055	(357)	116,128	(103,837)	—	—	53,311
Commercial mortgage loans	23,887	2,739	3,156	(632)	41,856	(42,697)	—	—	28,309
Residential mortgage loans	24,062	1,267	1,424	84	14,863	(14,218)	—	—	27,482
Collateralized loan obligations	38,069	(2,577)	342	(1,879)	118,607	(30,568)	—	—	121,994
Consumer loans and asset-backed securities backed by consumer loans	—	(1,184)	—	(530)	29,402	(3,394)	—	—	24,294
Corporate debt	—	(70)	—	(877)	43,808	(153)	—	—	42,708
Real estate owned	—	—	172	(113)	11,247	(2,671)	—	—	8,635
Private corporate equity investments	—	—	—	(205)	14,717	—	—	—	14,512
Total investments, at fair value	740,288	13,309	52,153	(24,993)	782,032	(651,042)	—	(284,748)	626,999
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$16,646	$—	$(4,596)	$4,547	$464	$(5,674)	$—	$—	$11,387
Warrants	—	—	—	—	100	—	—	—	100
Total financial derivatives– assets, at fair value	16,646	—	(4,596)	4,547	564	(5,674)	—	—	11,487
Total investments and financial derivatives–assets, at fair value	$756,934	$13,309	$47,557	$(20,446)	$782,596	$(656,716)	$—	$(284,748)	$638,486

(In thousands)	Ending Balance as of December 31, 2013	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2014
(continued)
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(350)	$—	$(78)	$111	$—	$78	$—	$—	$(239)
Total financial derivatives– liabilities, at fair value	(350)	—	(78)	111	—	78	—	—	(239)
Securitized debt:
Securitized debt	(983)	(15)	—	(22)	246	—	—	—	(774)
Total securitized debt	(983)	(15)	—	(22)	246	—	—	—	(774)
Total financial derivatives– liabilities and securitized debt, at fair value	$(1,333)	$(15)	$(78)	$89	$246	$78	$—	$—	$(1,013)
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
For the year ended December 31, 2014, the Company transferred $284.7 million of non-Agency RMBS from Level 3 to Level 2. The decision to transfer these assets from Level 3 to Level 2 was based on observed market developments, including an increased volume of buying and selling of these and/or similar assets, greater consensus among market participants on price based on market quotes, and generally tighter credit spreads driven by improved performance in the underlying collateral as well as increased demand from investors seeking higher yielding assets. These factors have led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in observed market developments could impact future price transparency, and thereby cause a change in the level designation in subsequent periods.
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

The below table details TBA assets, liabilities, and the respective related payables and receivables as of December 31, 2016 and 2015:

	As of
	December 31, 2016	December 31, 2015
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $67,720 and $94,602, respectively)	$70,525	$98,009
Receivable for securities sold relating to unsettled TBA sales	406,708	613,023
Liabilities:
TBA securities sold short, at fair value (Current principal: -$384,155 and -$580,992, respectively)	$(404,728)	$(612,777)
Payable for securities purchased relating to unsettled TBA purchases	(70,347)	(98,049)
Net short TBA securities, at fair value	(334,203)	(514,768)
5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the years ended December 31, 2016, 2015, and 2014 are summarized in the tables below:
Year Ended December 31, 2016:

		Year Ended December 31, 2016
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$719	$(703)
Credit default swaps on asset-backed indices	Credit	3,935	(3,349)
Credit default swaps on corporate bond indices	Credit	(36,195)	(4,044)
Credit default swaps on corporate bonds	Credit	(14)	712
Total return swaps	Equity Market/Credit	(12,987)	4,427
Interest rate swaps	Interest Rates	(2,912)	(1,983)
Futures	Interest Rates/Equity Market	(84)	456
Forwards	Currency	4,093	(1,580)
Warrants	Equity Market	(50)	6
Mortgage loan purchase commitments	Interest Rates	—	(23)
Options	Credit/ Interest Rates/Equity Market	7,174	(413)
Total		$(36,321)	$(6,494)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $0.3 million, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $1.1 million, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Year Ended December 31, 2015(1):

		Year Ended December 31, 2015
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(2)	Change in Net Unrealized Gain/(Loss)(3)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$(3,066)	$2,133
Credit default swaps on asset-backed indices	Credit	(714)	(285)
Credit default swaps on corporate bond indices	Credit	(8,059)	7,503
Credit default swaps on corporate bonds	Credit	(1,005)	694
Total return swaps	Equity Market/Credit	1,838	(4,564)
Interest rate swaps(4)	Interest Rates	(9,603)	1,983
Futures	Interest Rates/Equity Market	708	(676)
Forwards	Currency	4,738	377
Mortgage loan purchase commitments	Interest Rates	—	(8)
Options	Credit/ Interest Rates/Equity Market	5,048	1,623
Total		$(10,115)	$8,780

(1)	Conformed to current period presentation.

(2)
Includes foreign currency translation on derivatives in the amount of $0.2 million, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(3)
Includes foreign currency translation on derivatives in the amount of $(1.1) million, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

(4)	Includes a $1.5 million reimbursement from a third party.
Year Ended December 31, 2014(1):

		Year Ended December 31, 2014
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)	Change in Net Unrealized Gain/(Loss)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$(4,674)	$4,658
Credit default swaps on asset-backed indices	Credit	(1,551)	316
Credit default swaps on corporate bond indices	Credit	(4,304)	4,337
Credit default swaps on corporate bonds	Credit	270	(782)
Total return swaps	Equity Market	7,304	49
Interest rate swaps	Interest Rates	(13,329)	(19,217)
Futures	Interest Rates/Equity Market	4,589	2,552
Forwards	Currency	1,630	786
Options	Credit/ Interest Rates/Equity Market	(1,146)	(971)
Total		$(11,211)	$(8,272)

(1)	Conformed to current period presentation.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2016 and 2015:

Derivative Type	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Interest rate swaps	$1,731,368	$2,463,892
Credit default swaps	1,586,923	1,080,772
Total return swaps	113,628	112,641
Futures	371,900	880,682
Options	357,260	865,600
Forwards	80,513	107,448
Warrants	1,640	1,554
Mortgage loan purchase commitments	6,143	2,093
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2016 and 2015, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at December 31, 2016 and 2015, are summarized below:

Credit Derivatives	December 31, 2016	December 31, 2015
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(1,551)	$135,443
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$4,552	$(369)
Notional Value of Written Credit Derivatives (2)	$117,476	$(799,750)
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$68,357	$17,322

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

(2)
The notional value is the maximum amount that a seller of credit protection would be obligated to pay, and a buyer of credit protection would receive upon occurrence of a "credit event." Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under credit derivative contracts with an International Swaps and Derivatives Association, or "ISDA," counterparty may be offset against amounts due or owed on other credit derivative contracts with the same ISDA counterparty. As a result, the notional value of written credit derivatives involving a particular underlying reference asset or index has been reduced (but not below zero) by the notional value of any contracts where the Company has purchased credit protection on the same reference asset or index with the same ISDA counterparty.

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2016, implied credit spreads on such contracts ranged between 68.5 and 14,344.6 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2015, implied credit spreads on such contracts ranged between 19.5 and 4,628.7 basis points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at December 31, 2016 and 2015 were $(3.3) million and $137.8 million, respectively.

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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with twenty-one counterparties as of December 31, 2016 and eighteen counterparties as of December 31, 2015.
At December 31, 2016, there was no counterparty that held 15% or more of the Company's outstanding reverse repurchase agreements. At December 31, 2015, approximately 15% of open reverse repurchase agreements were with one counterparty. As of December 31, 2016 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 3 days to 320 days and from 4 days to 666 days as of December 31, 2015. Interest rates on the Company's open reverse repurchase agreements ranged from 0.60% to 3.76% as of December 31, 2016 and from 0.37% to 2.92% as of December 31, 2015.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS and Credit assets, which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and U.S. Treasury securities, by remaining maturity as of December 31, 2016 and 2015:

(In thousands)	December 31, 2016			December 31, 2015
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$405,725	0.83%	18	$295,277	0.54%	14
31-60 Days	195,288	0.94%	45	203,144	0.54%	44
61-90 Days	149,965	0.97%	74	239,431	0.68%	74
91-120 Days	8,240	0.83%	102	193,962	0.56%	106
121-150 Days	11,798	0.96%	131	—	—%	—
151-180 Days	19,296	1.05%	164	1,506	1.57%	175
Total Agency RMBS	790,312	0.89%	41	933,320	0.58%	56
Credit:
30 Days or Less	94,849	2.55%	16	14,674	1.94%	17
31-60 Days	26,974	2.36%	47	26,419	1.87%	39
61-90 Days	41,522	2.43%	77	82,292	2.46%	67
91-120 Days	10,084	2.91%	97	—	—%	—
121-150 Days	1,239	2.73%	124	—	—%	—
151-180 Days	12,616	3.17%	165	24,193	2.62%	164
181-360 Days	50,557	3.46%	316	23,877	2.80%	346
>360 Days	—	—%	—	69,414	2.51%	666
Total Credit Assets	237,841	2.75%	105	240,869	2.47%	272
U.S. Treasury Securities:
30 Days or Less	5,428	0.91%	4	—	—%	—
Total U.S. Treasury Securities	5,428	0.91%	4	—	—%	—
Total	$1,033,581	1.32%	56	$1,174,189	0.97%	100
Reverse repurchase agreements involving underlying investments that the Company sold prior to year end, for settlement following year end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment. Not included above are reverse repurchase agreements that the Company may have entered into prior to year end for which delivery of the borrowed funds is not scheduled until after year end in the amount of $4.4 million as of December 31, 2015.
As of December 31, 2016 and December 31, 2015, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.15 billion and $1.35 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2016 include investments in the amount of $33.4 million that were sold prior to year end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $39.2 million and additional securities with a fair value of $2.7 million as of December 31, 2016 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2015 include investments in the amount of $16.8 million that were sold prior to year end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $25.5 million and additional securities with a fair value of $5.1 million as of December 31, 2015 as a result of margin calls from various counterparties.
As of December 31, 2016 and 2015 there were no counterparties for which the amounts at risk relating to our repurchase agreements was greater than 10% of total equity.
Securitized Debt
In addition to its borrowings under reverse repurchase agreements, the Company has entered into securitization transactions to finance certain of its commercial mortgage loans and REO which are accounted for as collateralized borrowings. As of December 31, 2016, the Company had outstanding borrowings in the amount of $24.1 million in connection with one such securitization which is reflected under the caption Securitized debt, on the Company's Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2016, the fair value of commercial mortgage loans and REO collateralizing this financing was $42.0 million. Interest accrues at a rate of LIBOR plus 3.25% and the debt has a maturity date of September

30, 2018. The Company did not have any outstanding borrowings classified as Securitized debt as of December 31, 2015. See Note 7, Related Party Transactions, for further information on the Company's securitized debt.
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
Summary information— For the years ended December 31, 2016, 2015, and 2014, the total base management fee incurred was $10.1 million, $11.5 million, and $10.8 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2016 there was a Loss Carryforward of $15.7 million.
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
Summary information—The Company did not incur any expense for incentive fees for either of the years ended December 31, 2016 and 2015, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount. Incentive fee expense incurred for the year ended December 31, 2014 was $1.4 million.

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
For the years ended December 31, 2016, 2015, and 2014, the Company reimbursed the Manager $6.5 million, $5.1 million, and $4.8 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
As of December 31, 2016, the mortgage originators in which the Company holds an equity investment represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
In March 2015, the Company entered into a flow mortgage loan purchase and sale agreement with a mortgage originator in which the Company holds an investment in preferred and common stock, whereby the Company has committed to purchase eligible residential mortgage loans. See Note 15, Commitments and Contingencies, for further information on such flow agreement. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, equal to 10.00%, on the unpaid amount of each advance from the date the advance is made until such advance is paid in full. The mortgage originator is required to repay advances made in full no later than two business days following the date the Company purchases the loans from the mortgage originator. As of December 31, 2016, there were $2.2 million in advances outstanding.
In connection with another mortgage originator in which the Company holds an equity interest, the Company has entered into agreements whereby it guarantees the performance of such mortgage originator under a third-party warehouse facility and a third-party master repurchase agreement. The Company also has funded and caused a letter of credit to be issued by a bank for the benefit of this mortgage originator, in order to assist it in complying with its state licensing requirements. See Note 15, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements, as well as other obligations of the Company with respect to this mortgage originator.
Consumer and Residential Loan Transactions through Affiliates
The Company has investments in participation certificates related to consumer loans titled in the name of a related party of Ellington. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows, was $7.6 million and

$3.8 million as of December 31, 2016 and 2015, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. The Company and other affiliates acquire beneficial interests in the loans from the Purchasing Entity immediately upon purchase by the Purchasing Entity at the price paid by the Purchasing Entity. During the year ended December 31, 2016, the Company purchased loans under these agreements with an aggregate principal balance of $46.3 million. As of December 31, 2016, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $260 million in principal balance.
The Company has investments in participation certificates related to consumer loans held in trusts owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $43.2 million as of December 31, 2016, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, was $86.0 million as of December 31, 2016, and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with certain other entities managed by Ellington, or the "affiliated entities," in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the affiliated entities, respectively (the "SBC Assets"). In connection with this financing, each of the Company and the affiliated entities transferred their respective SBC Assets to a jointly owned entity, which in turn transferred these assets to a securitization trust. As of December 31, 2016, the trust has outstanding issued debt to a large financial institution in the amount of $62.1 million which amortizes over a period ending in September 2018. While the Company's SBC Assets were transferred to the securitization trust, the Company's SBC Assets and the related debt have not been derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continues to retain the risks and rewards of ownership of its SBC Assets. The Company's portion of the total debt outstanding as of December 31, 2016 was $24.1 million and is reflected under the caption Securitized debt on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent there is a default under the financing arrangement, such as the insolvency of either the Company or the affiliated entities, the assets of the non-defaulting party could be used to satisfy outstanding obligations under the financing arrangement. As of December 31, 2016, each of the affiliated entities was solvent.
Participation in Multi-Seller Consumer Loan Securitization
The Company participated in an August 2016 securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed special purpose entity ("the Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interest in the Acquiror. The Company's interest in the Acquiror is accounted for as a beneficial interest.
The notes and trust certificates issued by the Issuer are backed by the cash flows from the underlying consumer loans. The Company has no obligation to repurchase or replace securitized loans that subsequently become delinquent or are otherwise in default. However, if there are breaches of representations and warranties, the Company could, under certain circumstances be required to purchase or replace securitized loans. Cash flows collected on the underlying consumer loans are distributed to service providers, noteholders and trust certificate holders in accordance with the contractual priority of payments. Before the senior notes have been fully repaid, most of these cash inflows are applied first to service the loans, administer the Issuer, and repay the senior notes. After the senior notes have been fully repaid, most of these cash inflows are applied first to service the loans, administer the Issuer, and then to repay the subordinated notes. In any given period, and subject to the level of available cash flow, the trust certificates may receive payments. In addition, another affiliate of Ellington (the "Administrator"), acts as the administrator for the securitization and is paid a monthly fee for its services.
The Issuer is deemed to be a variable interest entity, or "VIE." A VIE is an entity having either total at-risk equity that is insufficient to finance its activities without additional subordinated financial support, or whose at-risk equity holders lack the ability to control the entity's activities. Variable interests are investments or other interests in a VIE that will absorb portions of such VIE's expected losses or receive portions of the VIE's expected residual returns. Expected residual returns represent the expected positive variability in the fair value of a VIE's net assets. Because the Company holds a variable interest in the Issuer, and as the Issuer is deemed to be a VIE, the Company is required to evaluate its interest in the Issuer under ASC 810, Consolidation. Under the VIE model, the party that is deemed to be the primary beneficiary is required to consolidate the VIE. The primary beneficiary is defined as the party that has the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. While the Company retains credit risk in the securitization because the Company's beneficial interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on those assets, the Company does not retain the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. As a result, the Company determined that neither the Company nor the Acquiror is the primary beneficiary of the Issuer, and therefore the Company has not consolidated the Issuer.
In December 2016, in order to facilitate the financing of the Company's share of the subordinated note held by the Acquiror, the Company entered into a repurchase agreement with the Acquiror (the "Acquiror Repurchase Agreement") whereby the Company's share of the subordinated note held by the Acquiror was transferred to the Company as collateral under the Acquiror Repurchase Agreement. The Company then re-hypothecated this collateral to a third-party lending institution pursuant to a reverse repurchase agreement (the "Reverse Agreement"). The Acquiror Repurchase Agreement is included on the Company's Consolidated Statement of Assets, Liabilities and Equity under the caption, Repurchase Agreements, at fair value and on its Consolidated Condensed Schedule of Investments. The Company's obligation under the Reverse Agreement is included on its Consolidated Statement of Assets, Liabilities and Equity under the caption, Reverse repurchase agreements. As of December 31, 2016 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $6.2 million and the fair value of the related collateral was $9.5 million.
8. Long-Term Incentive Plan Units
Units held pursuant to the Individual LTIPs are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the Individual LTIPs are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with Individual LTIPs for the years ended December 31, 2016, 2015, and 2014 was $0.4 million, $0.4 million, and $0.3 million, respectively.
The below table details on the Company's unvested LTIP Units as of December 31, 2016:

Grant Recipient	Number of LTIP Units Granted	Grant Date	Vesting Date(1)
Independent directors:
	8,403	September 13, 2016	September 12, 2017
Partially dedicated employees:
	8,090	December 13, 2016	December 13, 2017
	5,583	December 13, 2016	December 13, 2018
	5,949	December 15, 2015	December 15, 2017
	686	December 15, 2015	December 31, 2017
Total unvested LTIP Units at December 31, 2016	28,711

(1)	Date at which such LTIP Units will vest and become non-forfeitable.

The following table summarizes issuance and exercise activity of the Company's LTIP Units for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2015, 12/31/14, and 12/31/2013, respectively)	375,000	74,938	449,938	375,000	54,314	429,314	375,000	36,052	411,052
Granted	—	22,076	22,076	—	22,571	22,571	—	20,084	20,084
Exercised	—	(2,475)	(2,475)	—	(1,947)	(1,947)	—	(1,822)	(1,822)
LTIP Units Outstanding (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	375,000	94,539	469,539	375,000	74,938	449,938	375,000	54,314	429,314
LTIP Units Vested and Outstanding (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	375,000	65,828	440,828	375,000	46,120	421,120	375,000	29,859	404,859
As of December 31, 2016, there were an aggregate of 1,307,397 common shares underlying awards, including LTIP Units, available for future issuance under the Company's 2007 Incentive Plan for Individuals and 2007 Incentive Plan for Entities.
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of December 31, 2016, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2016 and 2015 these joint venture partners' interests in subsidiaries of the Company were $3.0 million and $2.3 million, respectively.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the years ended December 31, 2016, 2015, and 2014, the Board of Directors authorized dividends totaling $1.95 per share, $2.45 per share, and $3.08 per share, respectively. Total dividends paid during the years ended December 31, 2016, 2015, and 2014 were $65.1 million, $83.5 million, and $86.4 million, respectively.

The following table summarizes issuance, repurchase and other activity with respect to the Company's common shares for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Common Shares Outstanding (12/31/2015, 12/31/2014, and 12/31/2013, respectively)	33,126,012	33,449,678	25,428,186
Share Activity:
Shares issued	—	—	8,000,000
Shares repurchased	(833,784)	(325,613)	—
Shares issued in connection with incentive fee payment	—	—	19,670
Director LTIP Units exercised	2,475	1,947	1,822
Common Shares Outstanding (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	32,294,703	33,126,012	33,449,678
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of December 31, 2016, 2015, and 2014, the Company's issued and outstanding common shares would increase to 32,976,242, 33,787,950, and 34,090,992 shares, respectively.
On August 3, 2015, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program supersedes the program that was previously adopted on August 4, 2011. During the year ended December 31, 2016, the Company repurchased 833,784 shares at an average price per share of $16.82 and a total cost of $14.0 million.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Year Ended December 31,
	2016	2015	2014
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$(16,007)	$38,089	$59,167
Add: Net (decrease) increase in equity resulting from operations attributable to the participating non-controlling interest(1)	(101)	239	472
Net increase (decrease) in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	(16,108)	38,328	59,639
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	(15,789)	37,604	58,306
Net increase (decrease) in shareholders' equity resulting from operations– LTIP Units	(218)	485	861
Dividends Paid(2):
Common shareholders	(63,855)	(81,886)	(84,527)
LTIP unit holders	(880)	(1,054)	(1,269)
Non-controlling interest	(413)	(520)	(653)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(65,148)	(83,460)	(86,449)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(79,644)	(44,282)	(26,221)
LTIP unit holders	(1,098)	(569)	(408)
Non-controlling interest	(514)	(281)	(181)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(81,256)	$(45,132)	$(26,810)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	32,758,050	33,422,053	27,962,304
Weighted average participating LTIP Units	452,436	431,640	413,105
Weighted average non-controlling interest units	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$1.95	$2.45	$3.08
Undistributed (Distributed in excess of)	(2.43)	(1.32)	(0.99)
	$(0.48)	$1.13	$2.09
Diluted earnings per common share:
Distributed	$1.95	$2.45	$3.08
Undistributed (Distributed in excess of)	(2.43)	(1.32)	(0.99)
	$(0.48)	$1.13	$2.09

(1)
For the years ended December 31, 2016, 2015, and 2014, excludes net increase in equity resulting from operations of $0.4 million, $0.1 million and $0.3 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.

12. Counterparty Risk
As of December 31, 2016, investments with an aggregate value of approximately $1.15 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $33.4 million that were sold prior to year end but for which such sale had not yet settled as of December 31, 2016. At December 31, 2016 no single counterparty held more than 15% of the total amount held with dealers as collateral for various reverse repurchase agreements. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $119.6 million were held in custody at the Bank of New York Mellon Corporation.
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of December 31, 2016:

Dealer	% of Total Due from Brokers
Morgan Stanley	18%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of December 31, 2016:

Dealer	% of Total Receivable for Securities Sold
Bank of America Securities	25%
Barclays Capital Inc.	21%
In addition, the Company held cash and cash equivalents of $123.3 million and $183.9 million as of December 31, 2016 and 2015, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	December 31, 2016	December 31, 2015
BlackRock Liquidity Funds FedFund Portfolio	41%	—%
Bank of New York Mellon Corporation	27%	13%
Goldman Sachs Financial Square Funds - Government Fund	16%	—%
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	16%	—%
BlackRock Liquidity Funds TempFund Portfolio	—%	54%
JPMorgan Prime Money Market Fund	—%	27%
JPMorgan U.S. Treasury Plus Money Market Fund	—%	6%
13. Restricted Cash
The Company is required to maintain certain cash balances with counterparties and/or unrelated third parties for various activities and transactions.
In connection with the line of credit provided by the Company to one of the mortgage originators in which it has invested, as described in Note 7, Related Party Transactions, the Company had placed cash into a restricted account in the Company's name, which was available to be drawn upon by the mortgage originator as needed to fund the origination of residential mortgage loans designated for sale to the Company. As of December 31, 2016 this account is no longer restricted.
In connection with the letter of credit with another mortgage originator, as described in Note 7, Related Party Transactions, funds have been deposited into an account for the benefit of the mortgage originator.
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement.
The Company is also required to maintain specific minimum cash balances in connection with certain regulated subsidiaries, including its subsidiary that holds various state mortgage origination licenses.

The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
	(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250	$500
Letter of credit	230	230
Flow consumer loan purchase and sale agreement	175	3,700
Line of credit	—	427
Total	$655	$4,857
14. Offsetting of Assets and Liabilities
The Company records financial instruments at fair value as described in Note 2. All financial instruments are recorded on a gross basis on the Consolidated Statement of Assets, Liabilities, and Equity. In connection with the vast majority of its derivative, repurchase and reverse repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, and repurchase and reverse repurchase agreements.
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2016 and 2015. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$35,595	$(15,082)	$—	$(7,933)	$12,580
Repurchase agreements	184,819	(184,819)	—	—	—
Liabilities
Financial derivatives–liabilities	(18,687)	15,082	—	3,574	(31)
Reverse repurchase agreements	(1,033,581)	184,819	809,573	39,189	—
December 31, 2015:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$162,905	$(18,644)	$—	$(105,202)	$39,059
Repurchase agreements	105,700	(105,700)	—	—	—
Liabilities
Financial derivatives–liabilities	(60,472)	18,644	—	41,699	(129)
Reverse repurchase agreements	(1,174,189)	105,700	1,042,947	25,542	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of December 31, 2016 and 2015 were $1.16 billion and $1.36 billion, respectively. As of December 31, 2016 and 2015, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $14.9 million and $4.1 million, respectively. As of December 31, 2016 and 2015, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $14.8 million and $45.8 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2016 and 2015.
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
As of December 31, 2016 the borrower utilized approximately $173.5 million under the Repo Facility and is performing on its obligations under such facility. The original agreement expired in August 2016. Following the expiration, the parties to the arrangement have agreed to several extensions with the most recent extension terminating in February 2017.
Commitments and Contingencies Related to Investments in Mortgage Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
In connection with its equity interest in a mortgage originator, as described in Note 7, Related Party Transactions, the Company has entered into agreements whereby it guarantees the performance of the mortgage originator under a warehouse facility and a master repurchase agreement. As of December 31, 2016, the Company's maximum aggregate guarantees were $125.0 million. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10, Guarantees, and are carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2016, the Company and its co-investor each had a commitment to invest an additional $10 million in this mortgage originator.
As described in Note 7, Related Party Transactions, the Company entered into a flow mortgage loan purchase and sale agreement with another mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, which it may modify in its sole discretion, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions. As of December 31, 2016, the Company purchased loans under this agreement in the amount of $99.2 million and it has outstanding mortgage loan purchase commitments of $20.6 million, which are contingent upon successful loan closings in accordance with agreed-upon parameters.
16. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Beginning Shareholders' Equity Per Share (12/31/2015, 12/31/2014, and 12/31/2013, respectively)	$22.10	$23.38	$24.40
Net Investment Income	1.09	1.98	2.10
Net Realized/Unrealized Gains (Losses)	(1.57)	(0.83)	0.04
Results of Operations Attributable to Equity	(0.48)	1.15	2.14
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)	(0.01)	(0.03)
Results of Operations Attributable to Shareholders' Equity(1)	(0.49)	1.14	2.11
Dividends Paid to Common Shareholders	(1.95)	(2.45)	(3.08)
Weighted Average Share Impact on Dividends Paid (2)	(0.04)	(0.05)	(0.01)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.13	0.08	(0.04)
Ending Shareholders' Equity Per Share (12/31/2016, 12/31/2015, and 12/31/2014, respectively)(3)	$19.75	$22.10	$23.38
Shares Outstanding, end of period	32,294,703	33,126,012	33,449,678

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)
If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of December 31, 2016, 2015, and 2014, shareholders' equity per share would be $19.46, $21.80, and $23.09, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Total Return	(1.83)%	5.14%	8.77%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the years ended December 31, 2016, 2015, and 2014, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 3.50%, (4.56)%, and 0.15%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.

Net Investment Income Ratio to Average Equity: (1)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net Investment Income (2)	5.22%	8.59%	8.62%

(1)	Average equity is calculated using month end values.

(2)	Includes incentive fee in calculation which can vary substantially over periods.
Expense Ratios to Average Equity: (1)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Operating expenses, before interest expense and other investment related expenses	(2.93)%	(2.69)%	(2.80)%
Incentive fee	—%	—%	(0.21)%
Interest expense and other investment related expenses	(3.56)%	(2.30)%	(2.14)%
Total Expenses	(6.49)%	(4.99)%	(5.15)%

(1)	Average equity is calculated using month end values.

17. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the years ended December 31, 2016 and 2015.

	Three Month Period Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$20,427	$18,990	$16,662	$18,265
Other income	1,668	1,024	807	2,342
Total investment income	22,095	20,014	17,469	20,607
EXPENSES
Base management fee	2,611	2,553	2,485	2,416
Interest expense	3,468	4,234	4,143	4,461
Other investment related expenses	1,749	2,191	2,068	2,062
Other operating expenses	2,445	2,515	2,379	2,640
Total expenses	10,273	11,493	11,075	11,579
NET INVESTMENT INCOME	11,822	8,521	6,394	9,028
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	(11,940)	(2,331)	(23,020)	(2,242)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	(23,068)	(1,188)	17,176	(4,854)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	(35,008)	(3,519)	(5,844)	(7,096)
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	(23,186)	5,002	550	1,932
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	14	17	34	240
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$(23,200)	$4,985	$516	$1,692
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$(0.69)	$0.15	$0.02	$0.05

	Three Month Period Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$26,513	$25,739	$26,440	$23,091
Other income	293	1,023	565	932
Total investment income	26,806	26,762	27,005	24,023
EXPENSES
Base management fee	2,952	2,920	2,849	2,772
Interest expense	2,986	2,867	3,073	3,186
Other investment related expenses	1,202	1,163	1,473	1,774
Other operating expenses	2,199	2,082	2,087	2,835
Total expenses	9,339	9,032	9,482	10,567
NET INVESTMENT INCOME	17,467	17,730	17,523	13,456
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	10,429	761	8,280	1,483
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	(8,479)	(5,268)	(21,876)	(13,077)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	1,950	(4,507)	(13,596)	(11,594)
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	19,417	13,223	3,927	1,862
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	156	71	31	82
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$19,261	$13,152	$3,896	$1,780
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.57	$0.39	$0.12	$0.05
18. Subsequent Events
On February 8, 2016, the Company's Board of Directors approved a dividend for the fourth quarter of 2016 in the amount of $0.45 per share payable on March 15, 2017 to shareholders of record as of March 1, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears on page 91 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2017 annual shareholders' meeting.
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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

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

ELLINGTON FINANCIAL LLC.
Date:	March 16, 2017	By:	/s/ LAURENCE PENN
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

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2017
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer(Principal Financial and Accounting Officer)	March 16, 2017
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Director	March 16, 2017
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 16, 2017
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Director	March 16, 2017
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 16, 2017
EDWARD RESENDEZ

EXHIBIT INDEX

Exhibit	Description
3.1	Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended).

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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.