Form 10-Q
period 2017-03-31
Ellington Financial LLC
filed 2017-05-10
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Shares Representing Limited Liability Company Interests, no par value	32,112,697

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	March 31, 2017	December 31, 2016
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$104,219	$123,274
Restricted cash	655	655
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,876,105 and $1,525,710)	1,864,213	1,505,026
Financial derivatives–assets, at fair value (Net cost – $37,658 and $40,724)	29,907	35,595
Repurchase agreements, at fair value (Cost – $294,468 and $185,205)	293,802	184,819
Total investments, financial derivatives, and repurchase agreements	2,187,922	1,725,440
Due from brokers	57,873	93,651
Receivable for securities sold and financial derivatives	550,241	445,112
Interest and principal receivable	25,071	21,704
Other assets	5,264	3,359
Total Assets	$2,931,245	$2,413,195
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $782,395 and $589,429)	$780,320	$584,896
Financial derivatives–liabilities, at fair value (Net proceeds – $16,024 and $12,012)	20,938	18,687
Total investments and financial derivatives	801,258	603,583
Reverse repurchase agreements	1,086,271	1,033,581
Due to brokers	5,512	12,780
Payable for securities purchased and financial derivatives	310,535	85,168
Other secured borrowings (Proceeds – $61,802 and $24,086)	61,802	24,086
Accounts payable and accrued expenses	3,729	3,327
Base management fee payable	2,410	2,416
Interest and dividends payable	4,137	3,460
Other liabilities	1,136	17
Total Liabilities	2,276,790	1,768,418
EQUITY	654,455	644,777
TOTAL LIABILITIES AND EQUITY	$2,931,245	$2,413,195
Commitments and contingencies (Note 15)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(32,164,215 and 32,294,703 shares issued and outstanding)	$626,116	$627,620
Additional paid-in capital – LTIP Units	10,135	10,041
Total Shareholders' Equity	636,251	637,661
Non-controlling interests	18,204	7,116
Total Equity	$654,455	$644,777
PER SHARE INFORMATION:
Common shares	$19.78	$19.75

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (6.11%) (a) (b)
North America
Funds
$40,000	Various Money Market Funds	0.60% - 0.62%		$40,000
Total Cash Equivalents—Money Market Funds (Cost $40,000)				$40,000

Long Investments (284.85%) (a) (b) (z)
Mortgage-Backed Securities (192.10%)
Agency Securities (167.23%) (c)
Fixed Rate Agency Securities (154.01%)
Principal and Interest–Fixed Rate Agency Securities (113.46%)
North America
Mortgage-related—Residential
$160,586	Federal National Mortgage Association Pools (30 Year)	4.00%	2/42 - 3/47	$169,590
118,081	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	11/41 - 3/47	124,658
64,139	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 3/46	69,379
65,926	Federal National Mortgage Association Pools (30 Year)	3.50%	9/42 - 1/47	67,773
58,462	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 3/32	61,368
44,917	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	49,187
41,294	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 3/47	44,607
25,630	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 2/47	26,356
17,630	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 1/32	18,134
16,364	Government National Mortgage Association Pools (30 Year)	4.00%	6/45 - 3/47	17,363
10,054	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 3/32	10,549
9,999	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 9/46	10,255
9,557	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	10,132
9,398	Government National Mortgage Association Pools (30 Year)	4.50%	8/45 - 2/47	10,115
6,588	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	7,296
5,289	Government National Mortgage Association Pools (30 Year)	3.50%	11/46 - 3/47	5,500
4,219	Federal National Mortgage Association Pools (Other)	4.50%	5/41	4,468
3,482	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	3,752
3,490	Government National Mortgage Association Pools (30 Year)	2.50%	10/46	3,383
2,981	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	3,066
2,972	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28 - 3/30	3,048
2,712	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	2,947
2,376	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	2,634
1,784	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	2,042
1,999	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	2,003
1,871	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	1,986
1,707	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	1,808
1,611	Government National Mortgage Association Pools (Other)	3.00%	5/30 - 6/30	1,614
1,449	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 10/45	1,447
1,108	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	1,251
1,144	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,241

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,234	Federal National Mortgage Association Pools (Other)	3.00%	6/43	$1,215
670	Government National Mortgage Association Pools (Other)	3.50%	10/30 - 2/32	679
580	Federal National Mortgage Association Pools (Other)	3.50%	4/26	597
496	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	541
461	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	513
63	Federal National Mortgage Association Pools (Other)	4.00%	6/37	66
				742,563
Interest Only–Fixed Rate Agency Securities (1.87%)
North America
Mortgage-related—Residential
25,766	Government National Mortgage Association	4.00%	2/45 - 6/45	4,484
8,750	Federal National Mortgage Association	4.50%	12/20 - 6/44	1,328
6,522	Government National Mortgage Association	4.50%	2/41 - 7/44	1,168
5,818	Government National Mortgage Association	5.50%	11/43	1,038
4,923	Federal Home Loan Mortgage Corporation	3.50%	12/32	775
5,955	Federal National Mortgage Association	5.00%	1/38 - 5/40	746
5,190	Federal National Mortgage Association	4.00%	5/39 - 11/43	644
2,472	Federal National Mortgage Association	6.00%	1/40	476
80,615	Government National Mortgage Association	0.26%	6/40	453
3,036	Federal National Mortgage Association	3.00%	9/41	306
1,061	Government National Mortgage Association	6.00%	6/38	249
1,295	Government National Mortgage Association	4.75%	7/40	239
1,110	Federal National Mortgage Association	5.50%	10/40	144
1,993	Government National Mortgage Association	5.00%	5/37	123
685	Federal Home Loan Mortgage Corporation	5.50%	1/39	69
				12,242
TBA–Fixed Rate Agency Securities (38.68%)
North America
Mortgage-related—Residential
57,242	Federal National Mortgage Association (30 Year)	4.00%	4/17	60,037
56,760	Federal National Mortgage Association (15 Year)	3.50%	4/17	59,073
53,000	Federal National Mortgage Association (30 Year)	3.50%	4/17	54,207
28,840	Government National Mortgage Association (30 Year)	4.00%	4/17	30,454
26,260	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	4/17	26,859
19,180	Federal National Mortgage Association (15 Year)	3.00%	4/17	19,665
1,700	Federal Home Loan Mortgage Corporation (30 Year)	4.00%	4/17	1,783
1,000	Government National Mortgage Association (30 Year)	4.50%	4/17	1,068
				253,146
Total Fixed Rate Agency Securities (Cost $1,011,085)				1,007,951

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (13.22%)
Principal and Interest–Floating Rate Agency Securities (10.59%)
North America
Mortgage-related—Residential
$54,138	Government National Mortgage Association Pools	3.14% - 5.57%	2/60 - 11/66	$58,301
5,827	Federal National Mortgage Association Pools	2.79% - 5.94%	9/35 - 5/45	6,081
4,752	Federal Home Loan Mortgage Corporation Pools	3.12% - 5.96%	6/37 - 5/44	4,918
				69,300
Interest Only–Floating Rate Agency Securities (2.63%)
North America
Mortgage-related—Residential
235,802	Other Government National Mortgage Association	0.42% - 5.87%	5/37 - 11/64	13,978
12,042	Other Federal National Mortgage Association	5.17% - 6.57%	6/33 - 12/41	1,670
4,995	Other Federal Home Loan Mortgage Corporation	5.09% - 5.72%	3/36 - 8/39	824
14,905	Resecuritization of Government National Mortgage Association (d)	3.95%	8/60	711
				17,183
Total Floating Rate Agency Securities (Cost $87,238)				86,483
Total Agency Securities (Cost $1,098,323)				1,094,434
Private Label Securities (24.87%)
Principal and Interest–Private Label Securities (23.41%)
North America (15.68%)
Mortgage-related—Residential
194,486	Various	0.00% - 14.92%	5/19 - 9/46	75,647
Mortgage-related—Commercial
111,630	Various	2.31% - 4.56%	7/45 - 12/49	26,981
Total North America (Cost $96,689)				102,628
Europe (7.73%)
Mortgage-related—Residential
61,532	Various	0.00% - 5.11%	6/25 - 3/40	40,571
Mortgage-related—Commercial
8,601	Various	0.00% - 11.00%	6/17 - 2/39	10,007
Total Europe (Cost $56,538)				50,578
Total Principal and Interest–Private Label Securities (Cost $153,227)				153,206
Interest Only–Private Label Securities (1.46%)
North America
Mortgage-related—Residential
40,647	Various	0.00% - 2.00%	12/30 - 9/47	5,249
Mortgage-related—Commercial
72,535	Various	1.25% - 2.00%	10/47 - 12/49	4,312
Total Interest Only–Private Label Securities (Cost $7,820)				9,561

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
$86,538	Various	—%	6/37	$—
Mortgage-related—Commercial
—	Various	—%	7/45 - 12/49	—
Total Other Private Label Securities (Cost $234)				—
Total Private Label Securities (Cost $161,281)				162,767
Total Mortgage-Backed Securities (Cost $1,259,604)				1,257,201
Collateralized Loan Obligations (10.78%)
North America (6.56%)
93,671	Various	0.00% - 9.57%	11/17 - 4/25	42,937
Total North America (Cost $44,883)				42,937
Europe (4.22%)
32,818	Various	0.00% - 4.89%	11/21 - 10/26	27,624
Total Europe (Cost $27,277)				27,624
Total Collateralized Loan Obligations (Cost $72,160)				70,561
Consumer Loans and Asset-backed Securities backed by Consumer Loans (17.46%) (e)
North America (17.01%)
Consumer (f) (g) (h)
104,225	Various	5.31% - 60.28%	4/17 - 7/22	111,321
Total North America (Cost $120,346)				111,321
Europe (0.45%)
Consumer
3,305	Various	—%	8/24 - 12/30	2,957
Total Europe (Cost $1,351)				2,957
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $121,697)				114,278
Corporate Debt (23.66%)
North America (22.64%)
Basic Materials
6,130	Various	3.10% - 7.38%	3/20 - 3/27	6,108
Communications
16,294	Various	5.63% - 11.00%	5/18 - 9/25	16,230
Consumer
68,855	Various	2.60% - 11.00%	5/17 - 12/34	68,535
Energy
35,584	Various	0.00% - 9.63%	3/19 - 10/36	35,633
Industrial
11,475	Various	3.75% - 7.75%	4/19 - 11/22	11,326
Mortgage-related—Residential
6,320	Various	15.00%	10/19	6,320
Technology
3,288	Various	4.99% - 7.50%	9/19 - 12/23	3,322

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
Utilities
$683	Various	6.90%	12/20	$672
Total North America (Cost $147,832)				148,146
Europe (1.02%)
Communications
2,194	Various	6.90%	8/21	1,972
Consumer
17,947	Various	—%	12/17 - 12/18	328
Industrial
4,918	Various	4.00% - 6.54%	5/18 - 3/21	4,373
Total Europe (Cost $7,298)				6,673
Total Corporate Debt (Cost $155,130)				154,819
Mortgage Loans (26.76%) (e)
North America
Mortgage-related—Commercial (i)
64,558	Various	2.87% - 12.29%	6/17 - 10/37	62,508
Mortgage-related—Residential (k)
$118,296	Various	2.00% - 12.63%	4/22 - 7/57	112,650
Total Mortgage Loans (Cost $176,302)				175,158
Real Estate Owned (3.88%) (e) (j)
North America
Real estate-related
7	Single-Family Houses			1,220
10	Commercial Properties			24,170
Total Real Estate Owned (Cost $25,475)				25,390
Corporate Equity Investments (4.63%)
North America (4.63%)
Consumer
1,557	Non-Exchange Traded Corporate Equity			890
Diversified
191	Non-Exchange Traded Corporate Equity			3,492
Financial
32	Exchange Traded Equity			2,837
Mortgage-related—Commercial
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			3,099
Mortgage-related—Residential
1,843	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			19,325
6,750	Non-Exchange Traded Equity Investment in Mortgage Originators			675
Total North America (Cost $29,282)				30,318

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			$—
Total Europe (Cost $0)				—
Total Corporate Equity Investments (Cost $29,282)				30,318
U.S. Treasury Securities (5.58%)
North America
Government
$36,529	U.S. Treasury Note	1.13% - 2.00%	4/21 - 5/26	36,488
Total U.S. Treasury Securities (Cost $36,455)				36,488
Total Long Investments (Cost $1,876,105)				$1,864,213

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (44.89%) (a) (b) (l)
$34,494	JP Morgan Securities LLC	0.86%	4/17	$34,494
	Collateralized by Par Value $35,153
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 11/26
31,551	JP Morgan Securities LLC	0.35%	4/17	31,551
	Collateralized by Par Value $31,590
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 2/27
21,086	Bank of America Securities	0.45%	4/17	21,086
	Collateralized by Par Value $21,139
	U.S. Treasury Note, Coupon 1.88%,
	Maturity Date 2/22
15,136	JP Morgan Securities LLC	(0.78)%	4/17	15,136
	Collateralized by Par Value $14,711
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 4/18
13,018	JP Morgan Securities LLC	(1.10)%	4/17	13,018
	Collateralized by Par Value $12,673
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 11/20
11,263	Bank of America Securities	0.70%	4/17	11,263
	Collateralized by Par Value $12,160
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 8/26
9,744	JP Morgan Securities LLC	(1.00)%	4/17	9,744
	Collateralized by Par Value $9,305
	Sovereign Government Bond, Coupon 0.75%,
	Maturity Date 7/21
9,357	JP Morgan Securities LLC	(0.78)%	4/17	9,357
	Collateralized by Par Value $8,439
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
8,932	JP Morgan Securities LLC	(0.90)%	4/17	8,932
	Collateralized by Par Value $8,372
	Sovereign Government Bond, Coupon 1.15%,
	Maturity Date 7/20
8,598	JP Morgan Securities LLC	(0.90)%	4/17	8,598
	Collateralized by Par Value $8,372
	Sovereign Government Bond, Coupon 0.65%,
	Maturity Date 11/20

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$6,743	Societe Generale	0.60%	4/17	$6,743
	Collateralized by Par Value $6,570
	Exchange-Traded Corporate Debt, Coupon 2.55%,
	Maturity Date 4/23
6,353	RBC Capital Markets LLC	(2.50)%	4/17	6,353
	Collateralized by Par Value $6,600
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 1/25
6,166	CILO 2016-LD1 Holdings LLC (m)	2.95%	6/17	6,166
	Collateralized by Par Value $9,512
	Exchange-Traded Debt, Coupon 5.50%,
	Maturity Date 7/22
5,839	Barclays Capital Inc	(2.25)%	4/17	5,839
	Collateralized by Par Value $5,857
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
5,378	RBC Capital Markets LLC	(1.50)%	4/17	5,378
	Collateralized by Par Value $5,588
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
4,802	RBC Capital Markets LLC	0.33%	4/17	4,802
	Collateralized by Par Value $4,790
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 1/22
4,346	RBC Capital Markets LLC	0.55%	4/17	4,346
	Collateralized by Par Value $4,230
	Exchange-Traded Corporate Debt, Coupon 2.90%,
	Maturity Date 1/22
3,804	Societe Generale	(2.00)%	4/17	3,804
	Collateralized by Par Value $3,920
	Exchange-Traded Corporate Debt, Coupon 6.75%,
	Maturity Date 6/23
3,718	Barclays Capital Inc	(2.00)%	4/17	3,718
	Collateralized by Par Value $3,641
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
3,691	Bank of America Securities	0.90%	4/17	3,691
	Collateralized by Par Value $3,696
	U.S. Treasury Note, Coupon 1.75%,
	Maturity Date 11/21

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$3,647	CS First Boston	0.50%	4/17	$3,647
	Collateralized by Par Value $3,260
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 8/21
3,444	JP Morgan Securities LLC	(2.25)%	4/17	3,444
	Collateralized by Par Value $3,516
	Exchange-Traded Corporate Debt, Coupon 4.88%,
	Maturity Date 4/22
3,417	RBC Capital Markets LLC	(3.00)%	4/17	3,417
	Collateralized by Par Value $3,400
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
3,394	JP Morgan Securities LLC	0.00%	4/17	3,394
	Collateralized by Par Value $3,398
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
3,385	Barclays Capital Inc	(2.25)%	4/17	3,385
	Collateralized by Par Value $3,494
	Exchange-Traded Corporate Debt, Coupon 4.88%,
	Maturity Date 4/22
3,353	Barclays Capital Inc	(1.35)%	4/17	3,353
	Collateralized by Par Value $3,271
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 6/22
3,346	Barclays Capital Inc	0.00%	4/17	3,346
	Collateralized by Par Value $3,260
	Exchange-Traded Corporate Debt, Coupon 2.40%,
	Maturity Date 12/22
3,252	Barclays Capital Inc	(2.50)%	4/17	3,252
	Collateralized by Par Value $3,220
	Exchange-Traded Corporate Debt, Coupon 6.75%,
	Maturity Date 6/23
3,024	RBC Capital Markets LLC	(0.50)%	4/17	3,024
	Collateralized by Par Value $2,943
	Exchange-Traded Corporate Debt, Coupon 6.75%,
	Maturity Date 6/21
2,979	Societe Generale	(0.20)%	4/17	2,979
	Collateralized by Par Value $2,840
	Exchange-Traded Corporate Debt, Coupon 9.25%,
	Maturity Date 7/21

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$2,790	Bank of America Securities	0.90%	4/17	$2,790
	Collateralized by Par Value $2,880
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 8/21
2,653	Societe Generale	0.60%	4/17	2,653
	Collateralized by Par Value $2,470
	Exchange-Traded Corporate Debt, Coupon 6.00%,
	Maturity Date 3/23
2,545	CS First Boston	(2.50)%	4/17	2,545
	Collateralized by Par Value $2,600
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
2,510	Societe Generale	0.60%	4/17	2,510
	Collateralized by Par Value $2,532
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
2,400	JP Morgan Securities LLC	0.00%	4/17	2,400
	Collateralized by Par Value $2,290
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 6/22
1,836	Societe Generale	0.60%	4/17	1,836
	Collateralized by Par Value $1,710
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 3/23
1,647	CS First Boston	(1.00)%	4/17	1,647
	Collateralized by Par Value $1,625
	Exchange-Traded Corporate Debt, Coupon 6.75%,
	Maturity Date 6/21
1,610	Societe Generale	0.60%	4/17	1,610
	Collateralized by Par Value $1,490
	Exchange-Traded Corporate Debt, Coupon 6.38%,
	Maturity Date 12/23
1,491	JP Morgan Securities LLC	(8.25)%	4/17	1,491
	Collateralized by Par Value $1,480
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
1,435	RBC Capital Markets LLC	0.55%	4/17	1,435
	Collateralized by Par Value $1,560
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 3/23

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,374	Barclays Capital Inc	(1.65)%	4/17	$1,374
	Collateralized by Par Value $1,318
	Exchange-Traded Corporate Debt, Coupon 7.38%,
	Maturity Date 1/21
1,311	Bank of America Securities	0.90%	4/17	1,311
	Collateralized by Par Value $1,343
	U.S. Treasury Note, Coupon 1.25%,
	Maturity Date 10/21
1,279	Barclays Capital Inc	(3.50)%	4/17	1,279
	Collateralized by Par Value $1,300
	Exchange-Traded Corporate Debt, Coupon 4.88%,
	Maturity Date 4/22
1,267	RBC Capital Markets LLC	0.25%	4/17	1,267
	Collateralized by Par Value $1,230
	Exchange-Traded Corporate Debt, Coupon 6.75%,
	Maturity Date 4/19
1,213	RBC Capital Markets LLC	(2.25)%	4/17	1,213
	Collateralized by Par Value $1,222
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
1,165	CS First Boston	0.25%	4/17	1,165
	Collateralized by Par Value $1,180
	Exchange-Traded Corporate Debt, Coupon 8.75%,
	Maturity Date 4/22
1,138	RBC Capital Markets LLC	0.55%	4/17	1,138
	Collateralized by Par Value $1,130
	Exchange-Traded Corporate Debt, Coupon 4.13%,
	Maturity Date 2/22
1,098	RBC Capital Markets LLC	0.55%	4/17	1,098
	Collateralized by Par Value $1,140
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/23
1,030	RBC Capital Markets LLC	(0.25)%	4/17	1,030
	Collateralized by Par Value $930
	Exchange-Traded Corporate Debt, Coupon 7.25%,
	Maturity Date 10/22
996	Barclays Capital Inc	(4.75)%	4/17	996
	Collateralized by Par Value $980
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$990	Societe Generale	(0.50)%	4/17	$990
	Collateralized by Par Value $900
	Exchange-Traded Corporate Debt, Coupon 6.38%,
	Maturity Date 10/23
869	RBC Capital Markets LLC	0.55%	4/17	869
	Collateralized by Par Value $860
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 7/22
864	Societe Generale	0.60%	4/17	864
	Collateralized by Par Value $850
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 1/22
862	RBC Capital Markets LLC	(4.00)%	4/17	862
	Collateralized by Par Value $960
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
789	Bank of America Securities	0.85%	4/17	789
	Collateralized by Par Value $930
	U.S. Treasury Bond, Coupon 2.25%,
	Maturity Date 8/46
709	RBC Capital Markets LLC	0.55%	4/17	709
	Collateralized by Par Value $700
	Exchange-Traded Corporate Debt, Coupon 5.25%,
	Maturity Date 12/23
693	RBC Capital Markets LLC	0.55%	4/17	693
	Collateralized by Par Value $640
	Exchange-Traded Corporate Debt, Coupon 8.13%,
	Maturity Date 4/22
659	RBC Capital Markets LLC	0.50%	4/17	659
	Collateralized by Par Value $640
	Exchange-Traded Corporate Debt, Coupon 9.25%,
	Maturity Date 7/21
658	JP Morgan Securities LLC	(1.75)%	4/17	658
	Collateralized by Par Value $700
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
655	RBC Capital Markets LLC	(3.25)%	4/17	655
	Collateralized by Par Value $660
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$650	Bank of America Securities	0.85%	4/17	$650
	Collateralized by Par Value $668
	U.S. Treasury Note, Coupon 1.13%,
	Maturity Date 9/21
608	Societe Generale	(4.50)%	4/17	608
	Collateralized by Par Value $650
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
607	JP Morgan Securities LLC	0.00%	4/17	607
	Collateralized by Par Value $620
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
605	Deutsche Bank Securities	(3.00)%	4/17	605
	Collateralized by Par Value $640
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
562	Barclays Capital Inc	(0.10)%	4/17	562
	Collateralized by Par Value $550
	Exchange-Traded Corporate Debt, Coupon 2.40%,
	Maturity Date 12/22
542	JP Morgan Securities LLC	0.00%	4/17	542
	Collateralized by Par Value $560
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
535	RBC Capital Markets LLC	0.55%	4/17	535
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 10/22
522	JP Morgan Securities LLC	(1.65)%	4/17	522
	Collateralized by Par Value $522
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
456	CS First Boston	(3.00)%	4/17	456
	Collateralized by Par Value $464
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 1/25
377	RBC Capital Markets LLC	0.55%	4/17	377
	Collateralized by Par Value $360
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 11/23

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$340	Barclays Capital Inc	(3.00)%	4/17	$340
	Collateralized by Par Value $320
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 1/25
130	Societe Generale	0.60%	4/17	130
	Collateralized by Par Value $120
	Exchange-Traded Corporate Debt, Coupon 5.38%,
	Maturity Date 4/23
60	CS First Boston	0.25%	4/17	60
	Collateralized by Par Value $60
	Exchange-Traded Corporate Debt, Coupon 4.13%,
	Maturity Date 2/22
12	RBC Capital Markets LLC	(0.38)%	4/17	12
	Collateralized by Par Value $12
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
Total Repurchase Agreements (Cost $294,468)				$293,802

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-119.23%) (a) (b)
TBA–Fixed Rate Agency Securities Sold Short (-80.01%) (n)
North America
Government
$(111,872)	Federal National Mortgage Association (30 year)	3.50%	4/17	$(114,420)
(87,067)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	5/17	(91,135)
(85,000)	Federal National Mortgage Association (30 year)	3.50%	5/17	(86,760)
(63,640)	Federal National Mortgage Association (30 year)	4.50%	5/17	(68,137)
(38,000)	Federal National Mortgage Association (30 year)	4.00%	5/17	(39,778)
(29,390)	Federal National Mortgage Association (30 year)	5.00%	5/17	(32,073)
(25,151)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	5/17	(26,907)
(14,430)	Government National Mortgage Association (30 year)	3.50%	4/17	(14,952)
(11,112)	Federal National Mortgage Association (30 year)	3.00%	4/17	(11,016)
(8,910)	Federal National Mortgage Association (15 year)	2.50%	5/17	(8,903)
(8,260)	Federal National Mortgage Association (15 year)	3.50%	5/17	(8,589)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	4/17	(7,625)
(4,900)	Federal National Mortgage Association (15 year)	4.00%	4/17	(5,063)
(3,155)	Federal Home Loan Mortgage Corporation (30 year)	3.00%	4/17	(3,126)
(2,780)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	4/17	(2,896)
(1,800)	Government National Mortgage Association (30 year)	4.50%	4/17	(1,923)
(290)	Federal National Mortgage Association (30 year)	5.00%	4/17	(317)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$521,631)				(523,620)
Government Debt Sold Short (-25.22%)
North America (-15.56%)
Government
(35,153)	U.S. Treasury Note	2.00%	11/26	(33,964)
(26,640)	U.S. Treasury Note	2.25%	2/27	(26,305)
(21,139)	U.S. Treasury Note	1.88%	2/22	(21,096)
(12,160)	U.S. Treasury Note	1.50%	8/26	(11,253)
(3,696)	U.S. Treasury Note	1.75%	11/21	(3,672)
(2,880)	U.S. Treasury Note	1.13%	8/21	(2,791)
(1,343)	U.S. Treasury Note	1.25%	10/21	(1,306)
(930)	U.S. Treasury Bond	2.25%	8/46	(787)
(668)	U.S. Treasury Note	1.13%	9/21	(646)
Total North America (Proceeds -$102,205)				(101,820)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Europe (-9.66%)
Government
$(21,046)	European Sovereign Bond	0.25% - 0.65%	11/20	$(21,306)
(14,711)	Spanish Sovereign Bond	0.25%	4/18	(14,798)
(9,305)	Spanish Sovereign Bond	0.75%	7/21	(9,513)
(8,439)	Spanish Sovereign Bond	2.75%	4/19	(8,953)
(8,372)	Spanish Sovereign Bond	1.15%	7/20	(8,690)
Total Europe (Proceeds -$66,738)				(63,260)
Total Government Debt Sold Short (Proceeds -$168,943)				(165,080)
Corporate Debt Sold Short (-13.67%)
North America
Basic Materials
(5,870)	Various	3.88% - 4.00%	11/21 - 3/23	(5,588)
Communications
(16,830)	Various	6.00% - 9.25%	7/21 - 10/23	(16,403)
Consumer
(38,620)	Various	2.55% - 8.13%	4/19 - 10/24	(38,413)
Energy
(25,207)	Various	2.40% - 8.00%	4/22 - 1/25	(24,039)
Financial
(1,610)	Various	4.13% -5.38%	2/22 - 12/23	(1,615)
Industrial
(880)	Various	7.25%	10/22	(953)
Technology
(1,490)	Various	6.38%	12/23	(1,576)
Utilities
$(860)	Various	6.25%	7/22	(879)
Total Corporate Debt Sold Short (Proceeds -$89,598)				(89,466)
Common Stock Sold Short (-0.33%)
North America
Energy
(61)	Exchange Traded Equity			(2,154)
Total Common Stock Sold Short (Proceeds -$2,223)				(2,154)
Total Investments Sold Short (Proceeds -$782,395)				$(780,320)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (4.57%) (a) (b)
Swaps (4.56%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (o)	Credit	$11,909	12/18 - 6/21	$832
Interest Rate Swaps (p)	Interest Rates	215,826	12/17 - 1/45	1,939
Credit Default Swaps on Asset-Backed Indices (o)	Credit	1,126	12/37	11
North America
Credit Default Swaps on Corporate Bonds (o)
Basic Materials	Credit	760	3/21	90
Communications	Credit	6,400	9/19 - 6/20	687
Consumer	Credit	34,339	3/19 - 6/22	2,250
Energy	Credit	7,310	3/19 - 6/22	89
Financial	Credit	1,180	12/21	157
Industrial	Credit	720	3/20 - 12/21	25
Utilities	Credit	1,490	12/21	151
Total Credit Default Swaps on Corporate Bonds				3,449
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (q)	Credit	(79,502)	5/46 - 5/63	10,642
Interest Rate Swaps (r)	Interest Rates	(692,387)	9/17 - 12/45	5,985
Interest Rate Swaps (x)	Interest Rates	(26,600)	4/18 - 6/19	13
North America
Credit Default Swaps on Asset-Backed Securities (q)
Mortgage-related—residential	Credit	(7,005)	5/35 - 12/35	5,828
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	(4,800)	3/20	95
Communications	Credit	(5,120)	6/20	76
Consumer	Credit	(200)	12/21	9
Energy	Credit	(32,433)	6/17 - 12/21	948
Total Credit Default Swaps on Corporate Bonds				1,128
Total Swaps (Net cost $37,512)				29,827
Options (0.01%)
Purchased Options:
Interest Rate Caps (u)	Interest Rates	61,908	3/18 - 10/18	1
North America
Equity Call Options (w)
Consumer	Equity Market	23	4/17 - 10/17	28
Equity Put Options (w)
Consumer	Equity Market	5	7/17	38
Total Options (Cost $146)				67

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Forwards (0.00%)
Short Forwards
Currency Forwards (y)	Currency	$(55,242)	6/17	$13
Total Forwards				13
Total Financial Derivatives–Assets (Net cost $37,658)				$29,907
Financial Derivatives–Liabilities (-3.20%) (a) (b)
Swaps (-3.17%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (o)	Credit	$13,845	1/47 - 5/63	$(2,255)
Interest Rate Swaps (p)	Interest Rates	149,980	2/19 - 1/45	(4,317)
North America
Credit Default Swaps on Corporate Bonds (o)
Basic Materials	Credit	6,840	6/21 - 6/22	(609)
Communications	Credit	9,975	12/21	(682)
Consumer	Credit	13,476	6/21 - 6/22	(577)
Energy	Credit	25,527	3/18 - 6/22	(1,304)
Total Credit Default Swaps on Corporate Bonds				(3,172)
Europe
Credit Default Swaps on Corporate Bonds (o)
Basic Materials	Credit	11	12/19	(8)
Total Credit Default Swaps on Corporate Bonds				(8)
Short Swaps:
Interest Rate Swaps (r)	Interest Rates	(86,727)	4/17 - 12/26	(392)
Interest Rate Swaps (x)	Interest Rates	(73,600)	6/17	(1)
Credit Default Swaps on Corporate Bond Indices (q)	Credit	(62,821)	12/18 - 12/21	(2,911)
North America
Credit Default Swaps on Asset-Backed Securities (q)
Mortgage-related—residential	Credit	(3,000)	3/35	(218)
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	(3,970)	6/17 - 12/21	(230)
Communications	Credit	(18,750)	12/17 - 9/20	(1,408)
Consumer	Credit	(65,081)	12/18 - 6/22	(5,440)
Energy	Credit	(8,977)	12/17 - 12/21	(136)
Industrial	Credit	(5,770)	3/20 - 6/21	(99)
Technology	Credit	(440)	6/22	(59)
Utilities	Credit	(850)	12/21	(86)
Total Credit Default Swaps on Corporate Bonds				(7,458)
Total Return Swaps
Financial (s)	Equity Market	(21,683)	8/17	(11)
Total Total Return Swaps				(11)
Total Swaps (Net proceeds -$16,024)				(20,743)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Futures (-0.01%)
Long Futures:
Eurodollar Futures (t)	Interest Rates	$11,000	6/17	$(11)
Short Futures:
U.S. Treasury Note Futures (v)	Interest Rates	(6,800)	6/17	(7)
Eurodollar Futures (t)	Interest Rates	(42,000)	9/17	(39)
Total Futures				(57)
Forwards (-0.02%)
Short Forwards:
Currency Forwards (y)	Currency	(7,981)	6/17	(138)
Total Forwards				(138)
Total Financial Derivatives–Liabilities (Net proceeds -$16,024)				$(20,938)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2017 (CONCLUDED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At March 31, 2017, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 103.29%, 40.88%, and 23.06% of equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 7 to the Notes to the Consolidated Financial Statements.

(f)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Financial Management LLC. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At March 31, 2017 loans for which the Company has beneficial interests in the net cash flows, totaled $7.4 million. See Note 7 to the Notes to the Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At March 31, 2017 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $86.7 million. See Note 7 to the Notes to Consolidated Financial Statements.

(h)
Includes the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C., in the amount of $6.4 million as of March 31, 2017. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 7 to the Notes to Consolidated Financial Statements.

(i)	Includes non-performing commercial loans in the amount of $6.5 million whereby principal and/or interest is past due and a maturity date is not applicable.

(j)	Number of properties not shown in thousands, represents actual number of properties owned.

(k)	As of March 31, 2017, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $5.6 million.

(l)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

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

(n)
At March 31, 2017, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 58.47%, 18.96%, and 2.58% of equity, respectively.

(o)	For long credit default swaps, the Company sold protection.

(p)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(q)	For short credit default swaps, the Company purchased protection.

(r)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(s)	Notional value represents number of underlying shares times the closing price of the underlying security.

(t)	Every $1,000,000 in notional value represents one contract.

(u)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(v)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of March 31, 2017, 68 contracts were held.

(w)	Notional value represents the number of common shares we have the option to purchase multiplied by the strike price.

(x)	The Company pays a floating rate and receives a floating rate.

(y)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	167.23%
A/A/A	0.05%
Aaa/AAA/AAA	5.57%
Baa/BBB/BBB	3.76%
Ba/BB/BB or below	39.76%
Unrated	68.48%

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
(UNAUDITED)

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Equity Investments (4.11%)
North America (4.11%)
Consumer
1,557	Non-Exchange Traded Corporate Equity			$825
Diversified
191	Non-Exchange Traded Corporate Equity			3,162
Financial
51	Exchange Traded Equity			4,396
Mortgage-related—Commercial
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			3,090
Mortgage-related—Residential
1,838	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			14,325
6,750	Non-Exchange Traded Equity Investment in Mortgage Originators			675
Total North America (Cost $25,937)				26,473
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Total Corporate Equity Investments (Cost $25,937)				26,473
U.S. Treasury Securities (0.84%)
North America
Government
$5,620	U.S. Treasury Note	1.13% - 1.63%	5/21 - 5/26	5,419
Total U.S. Treasury Securities (Cost $5,635)				5,419
Total Long Investments (Cost $1,525,710)				$1,505,026

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
(UNAUDITED)

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$22,886	$20,427
Other income	939	1,668
Total investment income	23,825	22,095
EXPENSES
Base management fee	2,410	2,611
Interest expense	6,003	3,468
Other investment related expenses	1,521	1,749
Professional fees	682	856
Administration fees	182	340
Compensation expense	463	520
Insurance expense	136	156
Directors' fees and expenses	71	65
Share-based LTIP expense	94	100
Other expenses	488	408
Total expenses	12,050	10,273
NET INVESTMENT INCOME	11,775	11,822
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	594	(1,974)
Financial derivatives, excluding currency forwards	(1,581)	(10,054)
Financial derivatives—currency forwards	(822)	(332)
Foreign currency transactions	978	420
	(831)	(11,940)
Change in net unrealized gain (loss) on:
Investments	5,758	(4,402)
Financial derivatives, excluding currency forwards	(1,157)	(18,838)
Financial derivatives—currency forwards	330	(3,047)
Foreign currency translation	(145)	3,219
	4,786	(23,068)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	3,955	(35,008)
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	15,730	(23,186)
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	452	14
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$15,278	$(23,200)
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.47	$(0.69)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Three Month Period Ended March 31, 2017			Three Month Period Ended March 31, 2016
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2016 and 12/31/2015, respectively)	$637,661	$7,116	$644,777	$732,049	$6,903	$738,952
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			11,775			11,822
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			(831)			(11,940)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			4,786			(23,068)
Net increase (decrease) in equity resulting from operations	15,278	452	15,730	(23,200)	14	(23,186)
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		10,922	10,922		684	684
Dividends(1)	(14,726)	(95)	(14,821)	(16,766)	(106)	(16,872)
Distributions to non-controlling interests		(195)	(195)		(1,922)	(1,922)
Adjustment to non-controlling interest	(3)	3	—	(4)	4	—
Shares repurchased	(2,052)		(2,052)	(2,834)		(2,834)
Share-based LTIP awards	93	1	94	99	1	100
Net increase (decrease) in equity from transactions	(16,688)	10,636	(6,052)	(19,505)	(1,339)	(20,844)
Net increase (decrease) in equity	(1,410)	11,088	9,678	(42,705)	(1,325)	(44,030)
ENDING EQUITY (3/31/2017 and 3/31/2016, respectively)	$636,251	$18,204	$654,455	$689,344	$5,578	$694,922

(1)	For the three month periods ended March 31, 2017 and 2016, dividends totaling $0.45 and $0.50 respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31,
	2017	2016
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$15,730	$(23,186)
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	1,786	12,195
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	(5,471)	24,261
Amortization of premiums and accretion of discounts (net)	3,884	3,720
Purchase of investments	(890,283)	(739,404)
Proceeds from disposition of investments	468,671	722,698
Proceeds from principal payments of investments	63,423	56,376
Proceeds from investments sold short	970,690	697,389
Repurchase of investments sold short	(777,500)	(727,652)
Payments on financial derivatives (1)	(20,816)	(93,292)
Proceeds from financial derivatives (1)	25,507	59,937
Share-based LTIP expense	94	100
Repurchase agreements	(108,983)	(21,768)
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(105,129)	99,197
Due from brokers	35,778	(43,368)
Interest and principal receivable	(3,367)	2,155
Restricted cash	—	372
Other assets	(1,905)	2,605
Increase (decrease) in liabilities:
Due to brokers	(7,268)	10,143
Payable for securities purchased and financial derivatives	225,367	(61,989)
Accounts payable and accrued expenses	402	145
Other liabilities	1,119	(211)
Interest and dividends payable	677	743
Base management fee payable	(6)	(162)
Net cash provided by (used in) operating activities	(107,600)	(18,996)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Month Period Ended March 31,
	2017	2016
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$10,922	$684
Shares repurchased	(2,052)	(2,834)
Dividends paid	(14,821)	(16,872)
Distributions to non-controlling interests	(195)	(1,922)
Proceeds from issuance of other secured borrowings	43,629	23,238
Principal payments on other secured borrowings	(1,628)	—
Borrowings under reverse repurchase agreements	3,050,318	1,820,060
Repayments of reverse repurchase agreements	(2,997,628)	(1,845,185)
Net cash provided by (used in) financing activities	88,545	(22,831)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,055)	(41,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,274	183,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,219	$142,082
Supplemental disclosure of cash flow information:
Interest paid	$4,658	$3,047
Share-based LTIP awards (non-cash)	94	100
Aggregate TBA trade activity (buys + sells) (non-cash)	4,464,932	5,120,727
Purchase of investments (non-cash)	(16,328)	—
Proceeds from principal payments of investments (non-cash)	4,286	—
Proceeds from the disposition of investments (non-cash)	16,328	—
Principal payments on other secured borrowings (non-cash)	(4,286)	—

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
The Company is a specialty finance company that primarily acquires and manages mortgage-related and consumer-related assets, including residential mortgage-backed securities, or "RMBS," residential and commercial mortgage loans, consumer loans and asset-backed securities, or "ABS," backed by consumer loans, commercial mortgage-backed securities, or "CMBS," real property, and mortgage-related derivatives. The Company also invests in corporate debt and equity, including distressed debt, collateralized loan obligations, or "CLOs," non-mortgage-related derivatives, and other financial assets, including private debt and equity investments in mortgage-related entities.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). The Company has determined that it meets the definition of an investment company under ASC 946. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. Additionally under ASC 946 the Company generally will not consolidate its interest in any company other than in its subsidiaries that qualify as investment companies under ASC 946. The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its subsidiaries. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
For mortgage-backed securities, or "MBS," including To Be Announced MBS, or "TBAs," CLOs, and distressed and non-distressed corporate debt and equity, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Valuations for fixed rate MBS pass-throughs issued by a U.S. government agency or government-sponsored enterprise are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically designated as Level 2 assets, although Agency interest only and inverse interest only RMBS are currently designated as Level 3 assets since they generally have less price transparency. Non-Agency MBS and CLOs are generally classified as either Level 2 or Level 3 based on analysis of available market data such as recent trades and executable bids. The Company's investments in distressed corporate debt can be in the form of loans as well as total return swaps on loans. These investments as well as related non-listed equity investments are generally designated as Level 3 assets. Valuations for total return swaps are typically based on prices of the underlying loans received from widely used third-party pricing services. Investments in non-distressed corporate bonds are generally also valued based on prices received from third-party pricing services, and many of these bonds, because they are very liquid with readily observable data, are classified as Level 2 holdings. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.

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
(J) When-Issued/Delayed Delivery Securities: The Company may purchase or sell securities on a when-issued or delayed delivery basis. Securities purchased or sold on a when-issued basis are traded for delivery beyond the normal settlement date at a stated price or yield, and no income accrues to the purchaser prior to settlement. Purchasing or selling securities on a when-

issued or delayed delivery basis involves the risk that the market price or yield at the time of settlement may be lower or higher than the agreed-upon price or yield, in which case a realized loss may be incurred.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2016, 2015, 2014, or 2013 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(W) Recent Accounting Pronouncements: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash ("ASU 2016-18"). This amends ASC 230, Statement of Cash Flows, to require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-18 is not expected to have a material impact on the Company's consolidated financial statements.

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at March 31, 2017:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$40,000	$—	$—	$40,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,065,009	$29,425	$1,094,434
U.S. Treasury securities	—	36,488	—	36,488
Private label residential mortgage-backed securities	—	41,135	80,332	121,467
Private label commercial mortgage-backed securities	—	—	41,300	41,300
Commercial mortgage loans	—	—	62,508	62,508
Residential mortgage loans	—	—	112,650	112,650
Collateralized loan obligations	—	—	70,561	70,561
Consumer loans and asset-backed securities backed by consumer loans	—	—	114,278	114,278
Corporate debt	—	95,210	59,609	154,819
Real estate owned	—	—	25,390	25,390
Corporate equity investments	2,837	—	27,481	30,318
Total investments, at fair value	2,837	1,237,842	623,534	1,864,213
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	5,828	5,828
Credit default swaps on corporate bond indices	—	832	—	832
Credit default swaps on corporate bonds	—	4,577	—	4,577
Credit default swaps on asset-backed indices	—	10,653	—	10,653
Interest rate swaps	—	7,937	—	7,937
Options	66	1	—	67
Forwards	—	13	—	13
Total financial derivatives–assets, at fair value	66	24,013	5,828	29,907
Repurchase agreements	—	293,802	—	293,802
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$2,903	$1,555,657	$629,362	$2,187,922
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(523,620)	$—	$(523,620)
Government debt	—	(165,080)	—	(165,080)
Corporate debt	—	(89,466)	—	(89,466)
Common stock	(2,154)	—	—	(2,154)
Total investments sold short, at fair value	(2,154)	(778,166)	—	(780,320)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(2,911)	—	(2,911)
Credit default swaps on corporate bonds	—	(10,638)	—	(10,638)
Credit default swaps on asset-backed indices	—	(2,255)	—	(2,255)
Credit default swaps on asset-backed securities	—	—	(218)	(218)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Interest rate swaps	$—	$(4,710)	$—	$(4,710)
Total return swaps	—	(11)	—	(11)
Futures	(57)	—	—	(57)
Forwards	—	(138)	—	(138)
Total financial derivatives–liabilities, at fair value	(57)	(20,663)	(218)	(20,938)
Total investments sold short and financial derivatives–liabilities, at fair value	$(2,211)	$(798,829)	$(218)	$(801,258)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$41,034	Market Quotes	Non Binding Third-Party Valuation	$1.94	$115.30	$70.74
Collateralized loan obligations	62,529	Market Quotes	Non Binding Third-Party Valuation	11.00	380.00	106.17
Corporate debt and non-exchange traded corporate equity	57,671	Market Quotes	Non Binding Third-Party Valuation	1.59	102.46	91.97
Private label commercial mortgage-backed securities	23,401	Market Quotes	Non Binding Third-Party Valuation	5.40	81.30	40.29
Agency interest only residential mortgage-backed securities	24,890	Market Quotes	Non Binding Third-Party Valuation	1.95	21.31	11.97
Private label residential mortgage-backed securities	39,298	Discounted Cash Flows	Yield	2.3%	27.3%	12.4%
			Projected Collateral Prepayments	0.0%	84.5%	7.5%
			Projected Collateral Losses	0.5%	51.3%	44.1%
			Projected Collateral Recoveries	0.0%	52.4%	44.2%
			Projected Collateral Scheduled Amortization	0.0%	90.4%	4.2%
						100.0%
Private label commercial mortgage-backed securities	17,899	Discounted Cash Flows	Yield	11.6%	59.6%	22.4%
			Projected Collateral Losses	0.4%	5.3%	1.6%
			Projected Collateral Recoveries	1.8%	17.1%	6.5%
			Projected Collateral Scheduled Amortization	77.6%	97.8%	91.9%
						100.0%
Corporate debt	6,320	Discounted Cash Flows	Yield	16.1%	16.1%	16.1%
Collateralized loan obligations	8,032	Discounted Cash Flows	Yield	5.0%	50.8%	18.1%
			Projected Collateral Prepayments	2.9%	67.1%	42.6%
			Projected Collateral Losses	1.1%	47.2%	10.7%
			Projected Collateral Recoveries	1.5%	33.2%	8.2%
			Projected Collateral Scheduled Amortization	16.6%	52.7%	38.5%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Consumer loans and asset-backed securities backed by consumer loans	$114,278	Discounted Cash Flows	Yield	8.9%	19.0%	10.7%
			Projected Collateral Prepayments	0.0%	48.8%	35.7%
			Projected Collateral Losses	0.0%	97.6%	8.5%
			Projected Collateral Scheduled Amortization	0.0%	100.0%	55.8%
						100.0%
Performing commercial mortgage loans	54,768	Discounted Cash Flows	Yield	8.0%	15.4%	10.8%
Non-performing commercial mortgage loans and commercial real estate owned	31,910	Discounted Cash Flows	Yield	7.7%	20.0%	13.7%
			Months to Resolution	3.0	39.1	18.6
Performing residential mortgage loans	104,406	Discounted Cash Flows	Yield	1.7%	17.4%	6.5%
Non-performing residential mortgage loans and residential real estate owned	9,464	Discounted Cash Flows	Yield	2.0%	75.6%	14.6%
			Months to Resolution	4.2	185.2	47.0
Credit default swaps on asset-backed securities	5,610	Net Discounted Cash Flows	Projected Collateral Prepayments	19.5%	29.6%	22.2%
			Projected Collateral Losses	15.5%	28.2%	22.8%
			Projected Collateral Recoveries	5.1%	14.8%	9.6%
			Projected Collateral Scheduled Amortization	43.3%	49.0%	45.4%
						100.0%
Non-exchange traded equity investments in commercial mortgage-related private partnerships	3,099	Discounted Cash Flows	Yield	16.5%	16.5%	16.5%
			Expected Holding Period (Months)	1.9	1.9	1.9
Agency interest only residential mortgage-backed securities	4,535	Option Adjusted Spread ("OAS")	LIBOR OAS(1)	371	1,950	711
			Projected Collateral Prepayments	9.7%	100.0%	64.0%
			Projected Collateral Losses	0.0%	11.3%	1.1%
			Projected Collateral Scheduled Amortization	0.0%	90.3%	34.9%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entity	2,500	Enterprise Value	Equity Multiple(2)	1.4x	1.4x	1.4x
Non-exchange traded preferred equity investment in mortgage-related entity	17,500	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Shown in basis points.

(2)	Represent an estimation of where market participants might value an enterprise.
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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2016:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$90,000	$—	$—	$90,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$868,345	$29,622	$897,967
U.S. Treasury securities	—	5,419	—	5,419
Private label residential mortgage-backed securities	—	53,525	90,083	143,608
Private label commercial mortgage-backed securities	—	—	43,268	43,268
Commercial mortgage loans	—	—	61,129	61,129
Residential mortgage loans	—	—	84,290	84,290
Collateralized loan obligations	—	—	44,956	44,956
Consumer loans and asset-backed securities backed by consumer loans	—	—	114,472	114,472
Corporate debt	—	55,091	25,004	80,095
Real estate owned	—	—	3,349	3,349
Corporate equity investments	4,396	—	22,077	26,473
Total investments, at fair value	4,396	982,380	518,250	1,505,026
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	5,326	5,326
Credit default swaps on corporate bond indices	—	2,744	—	2,744
Credit default swaps on corporate bonds	—	2,360	—	2,360
Credit default swaps on asset-backed indices	—	16,713	—	16,713
Interest rate swaps	—	8,102	—	8,102
Total return swaps	—	—	155	155
Options	42	2	—	44
Futures	29	—	—	29

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Forwards	$—	$16	$—	$16
Warrants	—	—	106	106
Total financial derivatives–assets, at fair value	71	29,937	5,587	35,595
Repurchase agreements	—	184,819	—	184,819
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$4,467	$1,197,136	$523,837	$1,725,440
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(404,728)	$—	$(404,728)
Government debt	—	(132,442)	—	(132,442)
Corporate debt	—	(39,572)	—	(39,572)
Common stock	(8,154)	—	—	(8,154)
Total investments sold short, at fair value	(8,154)	(576,742)	—	(584,896)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(2,840)	—	(2,840)
Credit default swaps on corporate bonds	—	(6,654)	—	(6,654)
Credit default swaps on asset-backed indices	—	(2,899)	—	(2,899)
Credit default swaps on asset-backed securities	—	—	(256)	(256)
Interest rate swaps	—	(5,162)	—	(5,162)
Total return swaps	—	(55)	(249)	(304)
Futures	(69)	—	—	(69)
Forwards	—	(472)	—	(472)
Mortgage loan purchase commitments	—	(31)	—	(31)
Total financial derivatives–liabilities, at fair value	(69)	(18,113)	(505)	(18,687)
Total investments sold short, and financial derivatives–liabilities, at fair value	$(8,223)	$(594,855)	$(505)	$(603,583)

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$47,024	Market Quotes	Non Binding Third-Party Valuation	$2.00	$101.02	$67.51
Collateralized loan obligations	37,517	Market Quotes	Non Binding Third-Party Valuation	9.42	100.25	83.36
Corporate debt and non-exchange traded corporate equity	19,017	Market Quotes	Non Binding Third-Party Valuation	1.88	102.25	87.14
Private label commercial mortgage-backed securities	27,283	Market Quotes	Non Binding Third-Party Valuation	5.17	77.75	40.88
Agency interest only residential mortgage-backed securities	23,322	Market Quotes	Non Binding Third-Party Valuation	2.47	20.17	11.65
Total return swaps	(94)	Market Quotes	Non Binding Third-Party Valuation (1)	98.25	99.50	98.77
Private label residential mortgage-backed securities	43,059	Discounted Cash Flows	Yield	0.6%	20.5%	11.0%
			Projected Collateral Prepayments	0.0%	81.0%	10.0%
			Projected Collateral Losses	1.4%	51.2%	41.4%
			Projected Collateral Recoveries	0.4%	53.6%	41.2%
			Projected Collateral Scheduled Amortization	0.0%	90.7%	7.4%
						100.0%
Private label commercial mortgage-backed securities	15,985	Discounted Cash Flows	Yield	8.8%	57.0%	23.6%
			Projected Collateral Losses	0.1%	5.3%	2.2%
			Projected Collateral Recoveries	0.9%	20.5%	10.7%
			Projected Collateral Scheduled Amortization	77.8%	99.0%	87.1%
						100.0%
Corporate debt and warrants	10,080	Discounted Cash Flows	Yield	19.7%	19.7%	19.7%
Collateralized loan obligations	7,439	Discounted Cash Flows	Yield	11.2%	50.3%	20.5%
			Projected Collateral Prepayments	11.4%	55.2%	45.5%
			Projected Collateral Losses	4.5%	28.3%	10.7%
			Projected Collateral Recoveries	1.5%	27.2%	8.6%
			Projected Collateral Scheduled Amortization	29.8%	51.5%	35.2%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	114,472	Discounted Cash Flows	Yield	8.5%	25.0%	10.9%
			Projected Collateral Prepayments	0.0%	45.4%	25.6%
			Projected Collateral Losses	3.3%	97.4%	9.9%
			Projected Collateral Scheduled Amortization	0.0%	87.7%	64.5%
						100.0%
Performing commercial mortgage loans	32,557	Discounted Cash Flows	Yield	8.0%	17.2%	11.6%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-performing commercial mortgage loans and commercial real estate owned	$30,222	Discounted Cash Flows	Yield	10.2%	27.8%	16.3%
			Months to Resolution	3.0	39.1	19.5
Performing residential mortgage loans	78,576	Discounted Cash Flows	Yield	5.0%	13.5%	6.6%
Non-performing residential mortgage loans and residential real estate owned	7,413	Discounted Cash Flows	Yield	5.8%	39.9%	9.7%
			Months to Resolution	1.8	162.9	41.9
Credit default swaps on asset-backed securities	5,070	Net Discounted Cash Flows	Projected Collateral Prepayments	19.3%	29.8%	22.7%
			Projected Collateral Losses	15.3%	27.6%	22.2%
			Projected Collateral Recoveries	4.7%	15.3%	8.7%
			Projected Collateral Scheduled Amortization	43.2%	50.2%	46.4%
						100.0%
Non-exchange traded equity investments in commercial mortgage-related private partnerships	3,090	Discounted Cash Flows	Yield	16.5%	16.5%	16.5%
			Expected Holding Period (Months)	2.9	2.9	2.9
Agency interest only residential mortgage-backed securities	6,300	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	142	2,831	568
			Projected Collateral Prepayments	0.0%	100.0%	62.6%
			Projected Collateral Losses	0.0%	15.7%	1.0%
			Projected Collateral Scheduled Amortization	0.0%	88.1%	36.4%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entity	2,500	Enterprise Value	Equity Multiple(3)	1.3x	1.3x	1.3x
Non-exchange traded preferred equity investment in mortgage-related entity	12,500	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Represents valuations on underlying assets.

(2)	Shown in basis points.

(3)	Represent an estimation of where market participants might value an enterprise.
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
The tables below include a roll-forward of the Company's financial instruments for the three month periods ended March 31, 2017 and 2016 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended March 31, 2017

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,622	$(2,592)	$(35)	$228	$2,202	$—	$—	$—	$29,425
Private label residential mortgage-backed securities	90,083	1,478	(703)	2,893	8,049	(19,527)	3,473	(5,414)	80,332
Private label commercial mortgage-backed securities	43,268	356	342	1,411	—	(4,077)	—	—	41,300
Commercial mortgage loans	61,129	530	337	1,206	23,045	(23,739)	—	—	62,508
Residential mortgage loans	84,290	140	(51)	404	34,138	(6,271)	—	—	112,650
Collateralized loan obligations	44,956	(1,183)	920	2,532	38,712	(15,376)	—	—	70,561
Consumer loans and asset-backed securities backed by consumer loans	114,472	(3,057)	(552)	646	24,418	(21,649)	—	—	114,278
Corporate debt	25,004	100	331	158	47,094	(13,078)	—	—	59,609
Real estate owned	3,349	—	60	106	24,157	(2,282)	—	—	25,390
Corporate equity investments	22,077	—	—	462	5,000	(58)	—	—	27,481
Total investments, at fair value	518,250	(4,228)	649	10,046	206,815	(106,057)	3,473	(5,414)	623,534
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,326	—	37	502	59	(96)	—	—	5,828
Total return swaps	155	—	157	(155)	—	(157)	—	—	—
Warrants	106	—	(100)	(6)	—	—	—	—	—
Total financial derivatives– assets, at fair value	5,587	—	94	341	59	(253)	—	—	5,828
Total investments and financial derivatives–assets, at fair value	$523,837	$(4,228)	$743	$10,387	$206,874	$(106,310)	$3,473	$(5,414)	$629,362
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(256)	$—	$(446)	$466	$18	$—	$—	$—	$(218)
Total return swaps	(249)	—	(206)	248	283	(76)	—	—	—
Total financial derivatives– liabilities, at fair value	(505)	—	(652)	714	301	(76)	—	—	(218)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2017, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2017. For Level 3 financial instruments held by the Company at March 31, 2017, change in net unrealized gain (loss) of $6.9 million, $0.5 million, and $0.5 million for the three month period ended March 31, 2017 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
During the three month period ended March 31, 2017, the Company transferred $5.4 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, during the three month period ended March 31, 2017, the Company transferred $3.5 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2016, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
Three Month Period Ended March 31, 2016

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$24,918	$(2,057)	$(9)	$(546)	$—	$—	$—	$—	$22,306
Private label residential mortgage-backed securities	116,435	605	313	(1,709)	5,731	(4,943)	12,070	(15,120)	113,382
Private label commercial mortgage-backed securities	34,145	455	322	(3,000)	7,844	(4,416)	—	—	35,350
Commercial mortgage loans	66,399	546	183	893	13,424	(25,080)	—	—	56,365
Residential mortgage loans	22,089	107	108	275	14,965	(1,964)	—	—	35,580
Collateralized loan obligations	45,974	(927)	1,080	272	—	(11,984)	—	—	34,415
Consumer loans and asset-backed securities backed by consumer loans	115,376	(2,882)	—	105	51,910	(20,655)	—	—	143,854
Corporate debt	27,028	113	(20)	(3,975)	2,967	(1,561)	—	—	24,552
Real estate owned	12,522	—	260	1,419	9,788	(2,146)	—	—	21,843
Corporate equity investments	22,088	—	(130)	(1,228)	3,927	(58)	—	—	24,599
Total investments, at fair value	486,974	(4,040)	2,107	(7,494)	110,556	(72,807)	12,070	(15,120)	512,246
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$6,332	$—	$91	$(105)	$36	$(127)	$—	$—	$6,227
Total return swaps	85	—	(3,515)	989	3,568	(53)	—	—	1,074
Warrants	150	—	(50)	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	6,567	—	(3,474)	884	3,604	(180)	—	—	7,401
Total investments and financial derivatives–assets, at fair value	$493,541	$(4,040)	$(1,367)	$(6,610)	$114,160	$(72,987)	$12,070	$(15,120)	$519,647

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2016
Liabilities:
Investments sold short, at fair value
Corporate debt	$(448)	$1	$360	$(249)	$887	$(3,580)	$—	$—	$(3,029)
Total investments sold short, at fair value	(448)	1	360	(249)	887	(3,580)	—	—	(3,029)
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(221)	$—	$(16)	$1	$—	$16	$—	$—	$(220)
Total return swaps	(4,662)	—	(2,251)	3,988	2,337	(87)	—	—	(675)
Total financial derivatives– liabilities, at fair value	(4,883)	—	(2,267)	3,989	2,337	(71)	—	—	(895)
Guarantees:
Guarantees	(828)	—	—	212	—	—	—	—	(616)
Total guarantees	(828)	—	—	212	—	—	—	—	(616)
Total financial derivatives– liabilities and guarantees, at fair value	$(6,159)	$1	$(1,907)	$3,952	$3,224	$(3,651)	$—	$—	$(4,540)
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
During the three month ended March 31, 2016, the Company transferred $15.1 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view. However, changes in the volume of observable inputs for these assets, such as a decrease in the volume of observed trading, could impact price transparency, and thereby cause a change in the level designation for these assets in future periods.
In addition, during the three month period ended March 31, 2016, the Company transferred $12.1 million of non-Agency RMBS from Level 2 to Level 3. Following December 2015, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities. Changes in these indications could impact price transparency, and thereby cause a change in the level designation in future periods.
There were no transfers of financial instruments between Level 1 and Level 2 during the three month periods ended March 31, 2017 and 2016.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $243,982 and $67,720, respectively)	$253,146	$70,525
Receivable for securities sold relating to unsettled TBA sales	521,921	406,708
Liabilities:
TBA securities sold short, at fair value (Current principal: -$502,617 and -$384,155, respectively)	$(523,620)	$(404,728)
Payable for securities purchased relating to unsettled TBA purchases	(252,693)	(70,347)
Net short TBA securities, at fair value	(270,474)	(334,203)
5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three month periods ended March 31, 2017 and 2016 are summarized in the tables below:
Three Month Period Ended March 31, 2017:

		Three Month Period Ended March 31, 2017
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$(409)	$968
Credit default swaps on asset-backed indices	Credit	(1,173)	(2,122)
Credit default swaps on corporate bond indices	Credit	(287)	(27)
Credit default swaps on corporate bonds	Credit	1,007	(329)
Total return swaps	Equity Market/Credit	(753)	139
Interest rate swaps	Interest Rates	255	159
Futures	Interest Rates	(34)	(17)
Forwards	Currency	(822)	330
Warrants	Equity Market	(100)	(6)
Mortgage loan purchase commitments	Interest Rates	—	31
Options	Credit/ Interest Rates/Equity Market	(70)	11
Total		$(2,386)	$(863)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $17 thousand, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(36) thousand, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Three Month Period Ended March 31, 2016(1):

		Three Month Period Ended March 31, 2016
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(2)	Change in Net Unrealized Gain/(Loss)(3)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$75	$(104)
Credit default swaps on asset-backed indices	Credit	2,586	(931)
Credit default swaps on corporate bond indices	Credit	(7,100)	(10,397)
Credit default swaps on corporate bonds	Credit	(28)	123
Total return swaps	Equity Market/Credit	(5,666)	4,847
Interest rate swaps	Interest Rates	(3,784)	(5,943)
Futures	Interest Rates/Equity Market	(534)	127
Forwards	Currency	(332)	(3,047)
Mortgage loan purchase commitments	Interest Rates	—	43
Warrants	Equity Market	(50)	—
Options	Credit/ Interest Rates/Equity Market	4,475	(5,028)
Total		$(10,358)	$(20,310)

(1)	Conformed to current period presentation.

(2)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $28 thousand, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(3)
Includes foreign currency translation on derivatives in the amount of $1.6 million, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three month period ended March 31, 2017 and the year ended December 31, 2016:

Derivative Type	Three Month Period Ended March, 31, 2017	Year Ended December 31, 2016
	(In thousands)
Interest rate swaps	$1,252,413	$1,731,368
Credit default swaps	398,587	1,586,923
Total return swaps	29,747	113,628
Futures	74,900	371,900
Options	64,425	357,260
Forwards	70,510	80,513
Warrants	1,229	1,640
Mortgage loan purchase commitments	5,150	6,143
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2017 and December 31, 2016, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at March 31, 2017 and December 31, 2016, are summarized below:

Credit Derivatives	March 31, 2017	December 31, 2016
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(1,143)	$(1,551)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$1,861	$4,552
Notional Value of Written Credit Derivatives (2)	$134,909	$117,476
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$78,930	$68,357

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at March 31, 2017, implied credit spreads on such contracts ranged between 40.7 and 899.2 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2016, implied credit spreads on such contracts ranged between 68.5 and 636.6 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2000 basis points was $(1.6) million and $(2.5) million as of March 31, 2017 and December 31, 2016, respectively. Estimated points up front on these contracts as of March 31, 2017 ranged between 47.0 and 71.7 points, and as of December 31, 2016 ranged between 45.0 and 72.6 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at March 31, 2017 and December 31, 2016 were $(3.1) million and $(3.3) million, respectively.
6. Borrowings
The Company's borrowings consist of reverse repurchase agreements and other secured borrowings. As of March 31, 2017 and December 31, 2016, the Company's total borrowings were $1.148 billion and $1.058 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with nineteen counterparties as of March 31, 2017 and twenty-one counterparties as of December 31, 2016.
At March 31, 2017 and December 31, 2016, there was no counterparty that held 15% or more of the Company's outstanding reverse repurchase agreements. As of March 31, 2017 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 3 days to 285 days and from 3 days to 320 days as of December 31, 2016. Interest rates on the Company's open reverse repurchase agreements ranged from (2.00)% to 3.73% as of March 31, 2017 and from 0.60% to 3.76% as of December 31, 2016.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS and Credit assets, which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and U.S. Treasury securities, by remaining maturity as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$384,009	0.93%	13	$405,725	0.83%	18
31-60 Days	169,346	0.92%	42	195,288	0.94%	45
61-90 Days	134,491	1.12%	75	149,965	0.97%	74
91-120 Days	1,752	1.04%	104	8,240	0.83%	102
121-150 Days	83,680	0.99%	137	11,798	0.96%	131
151-180 Days	19,742	1.15%	166	19,296	1.05%	164
Total Agency RMBS	793,020	0.97%	46	790,312	0.89%	41
Credit:
30 Days or Less	82,992	1.57%	5	94,849	2.55%	16
31-60 Days	18,374	2.07%	41	26,974	2.36%	47
61-90 Days	61,625	2.75%	79	41,522	2.43%	77
91-120 Days	1,235	2.89%	118	10,084	2.91%	97
121-150 Days	—	—%	—	1,239	2.73%	124
151-180 Days	14,794	3.29%	164	12,616	3.17%	165
181-360 Days	77,739	3.13%	240	50,557	3.46%	316
Total Credit Assets	256,759	2.47%	106	237,841	2.75%	105
U.S. Treasury Securities:
30 Days or Less	36,492	1.06%	3	5,428	0.91%	4
Total U.S. Treasury Securities	36,492	1.06%	3	5,428	0.91%	4
Total	$1,086,271	1.33%	59	$1,033,581	1.32%	56
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2017 and December 31, 2016, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.22 billion and $1.15 billion, respectively. Collateral transferred under outstanding borrowings as of March 31, 2017 include investments in the amount of $14.8 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $25.1 million and additional securities with a fair value of $2.1 million as of March 31, 2017 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2016 include investments in the amount of $33.4 million that were sold prior to year end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $39.2 million and additional securities with a fair value of $2.7 million as of December 31, 2016 as a result of margin calls from various counterparties.
As of March 31, 2017 and December 31, 2016 there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
The Company has entered into securitization transactions to finance certain of its commercial mortgage loans and REO. These securitization transactions are accounted for as collateralized borrowings. As of March 31, 2017 and December 31, 2016, the Company had outstanding borrowings in the amount of $18.2 million and $24.1 million, respectively, in connection with one such securitization which is included under the caption Other secured borrowings on the Company's Consolidated Statement of Assets, Liabilities, and Equity. As of March 31, 2017 and December 31, 2016, the fair value of commercial mortgage loans and REO collateralizing this borrowing was $40.9 million and $42.0 million, respectively. The facility accrues interest on a floating rate basis, and has a maturity of September 30, 2018. The borrowing had an interest rate of 4.40% as of March 31, 2017. See Note 7, Related Party Transactions, for further information on the Company's secured borrowings.
In March 2017, the Company entered a non-recourse secured borrowing facility to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending on November 2017 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying unsecured loans. The facility accrues interest on a floating rate basis, and has an expected maturity in November 2018. As of March 31, 2017, the Company had outstanding borrowings under this facility in the amount of $43.6 million which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.73% as of March 31, 2017.
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
Summary information— For the three month periods ended March 31, 2017 and 2016, the total base management fee incurred was $2.4 million and $2.6 million, respectively.
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

For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2017, there was a Loss Carryforward of $0.2 million.
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
Summary information—The Company did not incur any expense for incentive fees for either of the three month periods ended March 31, 2017 and 2016, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
Termination Fees
The Management Agreement requires the Company to pay a termination fee to the Manager in the event of (1) the Company's termination or non-renewal of the Management Agreement without cause or (2) the Company's termination of the Management Agreement based on unsatisfactory performance by the Manager that is materially detrimental to the Company or (3) the Manager's termination of the Management Agreement upon a default by the Company in the performance of any material term of the Management Agreement. Such termination fee will be equal to the amount of three times the sum of (i) the average annual Quarterly Base Management Fee Amounts paid or payable with respect to the two 12-month periods ending on the last day of the latest fiscal quarter completed on or prior to the date of the notice of termination or non-renewal and (ii) the average annual Quarterly Incentive Fee Amounts paid or payable with respect to the two 12-month periods ending on the last day of the latest fiscal quarter completed on or prior to the date of the notice of termination or non-renewal.
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
For the three month periods ended March 31, 2017 and 2016, the Company reimbursed the Manager $1.3 million and $2.0 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
As of March 31, 2017, the mortgage originators in which the Company holds an equity investment represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.

In March 2015, the Company entered into a flow mortgage loan purchase and sale agreement with a mortgage originator in which the Company holds an investment in preferred and common stock, whereby the Company has committed to purchase eligible residential mortgage loans. See Note 15, Commitments and Contingencies, for further information on such flow agreement. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, equal to 10.00%, on the unpaid amount of each advance from the date the advance is made until such advance is paid in full. The mortgage originator is required to repay advances made in full no later than two business days following the date the Company purchases the loans from the mortgage originator. As of March 31, 2017, there were $2.1 million in advances outstanding.
In connection with another mortgage originator in which the Company holds an equity interest, the Company has entered into agreements whereby it guarantees the performance of such mortgage originator under a third-party master repurchase agreement. The Company also has funded and caused a letter of credit to be issued by a bank for the benefit of this mortgage originator, in order to assist it in complying with its state licensing requirements. See Note 15, Commitments and Contingencies, for further information on the Company's guarantee of the third-party borrowing arrangement, as well as other obligations of the Company with respect to this mortgage originator.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company has investments in participation certificates related to consumer loans titled in the name of a related party of Ellington. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows, was $7.4 million and $7.6 million as of March 31, 2017 and December 31, 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. The Company and other affiliates acquire beneficial interests in the loans from the Purchasing Entity immediately upon purchase by the Purchasing Entity at the price paid by the Purchasing Entity. During the three month period ended March 31, 2017, the Company purchased loans under these agreements with an aggregate principal balance of $22.2 million. As of March 31, 2017, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $241.9 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $86.7 million and $43.2 million as of March 31, 2017 and December 31, 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, was $113.9 million and $86.0 million as of March 31, 2017 and December 31, 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.
The Company is a co-investor in certain small balance commercial loans with two other investors, including an unrelated third party and an affiliate of Ellington. These loans are held in a consolidated subsidiary of the Company. As of March 31, 2017, the aggregate fair value of these loans was $23.4 million and the non-controlling interests held by the unrelated third party and the Ellington affiliate were $2.4 million and $8.6 million, respectively.

Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with certain other entities managed by Ellington, or the "affiliated entities," in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the affiliated entities, respectively (the "SBC Assets"). In connection with this financing, each of the Company and the affiliated entities transferred their respective SBC Assets to a jointly owned entity, which in turn transferred these assets to a securitization trust. As of March 31, 2017, the trust has outstanding issued debt to a large financial institution in the amount of $53.8 million, which amortizes over a period ending in September 2018. While the Company's SBC Assets were transferred to the securitization trust, the Company's SBC Assets and the related debt have not been derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continues to retain the risks and rewards of ownership of its SBC Assets. The Company's portion of the total debt outstanding as of March 31, 2017 and December 31, 2016 was $18.2 million and $24.1 million, respectively, and is included under the caption Other secured borrowings on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent there is a default under the financing arrangement, such as the insolvency of either the Company or the affiliated entities, the assets of the non-defaulting party could be used to satisfy outstanding obligations under the financing arrangement. As of March 31, 2017, each of the affiliated entities was solvent.
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
In December 2016, in order to facilitate the financing of the Company's share of the subordinated note held by the Acquiror, the Company entered into a repurchase agreement with the Acquiror (the "Acquiror Repurchase Agreement") whereby the Company's share of the subordinated note held by the Acquiror was transferred to the Company as collateral under the Acquiror Repurchase Agreement. The Company then re-hypothecated this collateral to a third-party lending institution pursuant to a reverse repurchase agreement (the "Reverse Agreement"). The Acquiror Repurchase Agreement is included on the Company's Consolidated Statement of Assets, Liabilities and Equity under the caption, Repurchase Agreements, at fair value and on its Consolidated Condensed Schedule of Investments. The Company's obligation under the Reverse Agreement is included on its Consolidated Statement of Assets, Liabilities and Equity under the caption, Reverse repurchase agreements. As of March 31, 2017 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $6.2 million and the fair value of the related collateral was $9.4 million.
8. Long-Term Incentive Plan Units
LTIP Units held pursuant to the Individual LTIP are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the LTIP Units issued under the Incentive Plan are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units issued under the Incentive Plan for each of the three month periods ended March 31, 2017 and 2016 was $0.1 million.
The below table details on the Company's unvested LTIP Units as of March 31, 2017:

Grant Recipient	Number of LTIP Units Granted	Grant Date	Vesting Date(1)
Independent directors:
	8,403	September 13, 2016	September 12, 2017
Partially dedicated employees:
	8,090	December 13, 2016	December 13, 2017
	5,583	December 13, 2016	December 13, 2018
	5,949	December 15, 2015	December 15, 2017
	686	December 15, 2015	December 31, 2017
Total unvested LTIP Units at March 31, 2017	28,711

(1)	Date at which such LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the three month periods ended March 31, 2017 and 2016:

	Three Month Period Ended March 31, 2017			Three Month Period Ended March 31, 2016
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2016 and 12/31/2015, respectively)	375,000	94,539	469,539	375,000	74,938	449,938
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (3/31/2017 and 3/31/2016, respectively)	375,000	94,539	469,539	375,000	74,938	449,938
LTIP Units Vested and Outstanding (3/31/2017 and 3/31/2016, respectively)	375,000	65,828	440,828	375,000	46,120	421,120
As of March 31, 2017, there were an aggregate of 1,307,397 common shares underlying awards, including LTIP Units, available for future issuance under the Company's 2007 Incentive Plan for Individuals and 2007 Incentive Plan for Entities.
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of March 31, 2017, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.

Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2017 and December 31, 2016 these joint venture partners' interests in subsidiaries of the Company were $13.9 million and $3.0 million, respectively.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the three month periods ended March 31, 2017 and 2016, the Board of Directors authorized dividends totaling $0.45 per share and $0.50 per share, respectively. Total dividends paid during the three month periods ended March 31, 2017 and 2016 were $14.8 million and $16.9 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the three month periods ended March 31, 2017 and 2016:

	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
Common Shares Outstanding (12/31/2016 and 12/31/2015, respectively)	32,294,703	33,126,012
Share Activity:
Shares repurchased	(130,488)	(163,033)
Common Shares Outstanding (3/31/2017 and 3/31/2016, respectively)	32,164,215	32,962,979
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of March 31, 2017 and 2016, the Company's issued and outstanding common shares would increase to 32,845,754 and 33,624,917 shares, respectively.
On March 6, 2017, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program supersedes the program that was previously adopted on August 3, 2015. During the three month period ended March 31, 2017, the Company repurchased 130,488 shares at an average price per share of $15.73 and a total cost of $2.1 million.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended March 31,
	2017	2016
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$15,278	$(23,200)
Add: Net increase (decrease) in equity resulting from operations attributable to the participating non-controlling interest(1)	99	(147)
Net increase (decrease) in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	15,377	(23,347)
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	15,059	(22,889)
Net increase (decrease) in shareholders' equity resulting from operations– LTIP Units	219	(311)
Dividends Paid(2):
Common shareholders	(14,515)	(16,541)
LTIP unit holders	(211)	(225)
Non-controlling interest	(95)	(106)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(14,821)	(16,872)
Undistributed (Distributed in excess of) earnings:
Common shareholders	544	(39,430)
LTIP unit holders	8	(536)
Non-controlling interest	4	(253)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$556	$(40,219)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	32,248,613	33,083,682
Weighted average participating LTIP Units	469,539	449,938
Weighted average non-controlling interest units	212,000	212,000
Basic earnings per common share:
Distributed	$0.45	$0.50
Undistributed (Distributed in excess of)	0.02	(1.19)
	$0.47	$(0.69)
Diluted earnings per common share:
Distributed	$0.45	$0.50
Undistributed (Distributed in excess of)	0.02	(1.19)
	$0.47	$(0.69)

(1)
For the three month periods ended March 31, 2017 and 2016, excludes net increase in equity resulting from operations of $0.4 million and $0.2 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
12. Counterparty Risk
As of March 31, 2017, investments with an aggregate value of approximately $1.22 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $14.8 million that were sold prior to period end but for which such sale had not yet settled as of March 31, 2017. At March 31, 2017 no single counterparty held more than 15% of the total amount held with dealers as collateral for various reverse repurchase agreements. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $104.1 million were held in custody at the Bank of New York Mellon Corporation.

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of March 31, 2017:

Dealer	% of Total Due from Brokers
Morgan Stanley	18%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of March 31, 2017:

Dealer	% of Total Receivable for Securities Sold
J.P. Morgan Securities LLC	21%
Goldman, Sachs & Co.	20%
Barclays Capital Inc.	18%
Bank of America Securities	17%
In addition, the Company held cash and cash equivalents of $104.2 million and $123.3 million as of March 31, 2017 and December 31, 2016, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	March 31, 2017	December 31, 2016
Bank of New York Mellon Corporation	62%	27%
Goldman Sachs Financial Square Funds - Government Fund	19%	16%
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	19%	16%
BlackRock Liquidity Funds FedFund Portfolio	—%	41%
13. Restricted Cash
The Company is required to maintain certain cash balances with counterparties and/or unrelated third parties for various activities and transactions.
In connection with the letter of credit with a mortgage originator, as described in Note 7, Related Party Transactions, funds have been deposited into an account for the benefit of the mortgage originator.
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement.
The Company is also required to maintain specific minimum cash balances in connection with certain regulated subsidiaries, including its subsidiary that holds various state mortgage origination licenses.
The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250	$250
Letter of credit	230	230
Flow consumer loan purchase and sale agreement	175	175
Total	$655	$655

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
The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2017 and December 31, 2016. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$29,907	$(14,870)	$—	$(5,302)	$9,735
Repurchase agreements	293,802	(293,802)	—	—	—
Liabilities
Financial derivatives–liabilities	(20,938)	14,870	—	6,057	(11)
Reverse repurchase agreements	(1,086,271)	293,802	767,372	25,097	—
December 31, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$35,595	$(15,082)	$—	$(7,933)	$12,580
Repurchase agreements	184,819	(184,819)	—	—	—
Liabilities
Financial derivatives–liabilities	(18,687)	15,082	—	3,574	(31)
Reverse repurchase agreements	(1,033,581)	184,819	809,573	39,189	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of March 31, 2017 and December 31, 2016 were $1.22 billion and $1.16 billion, respectively. As of March 31, 2017 and December 31, 2016, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $10.7 million and $14.9 million, respectively. As of March 31, 2017 and December 31, 2016, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $11.1 million and $14.8 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations,

warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of March 31, 2017 and December 31, 2016.
Commitments and Contingencies Related to Investments in Mortgage Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
In connection with its equity interest in a mortgage originator, as described in Note 7, Related Party Transactions, the Company has entered into agreements whereby it guarantees the performance of the mortgage originator under a master repurchase agreement. As of March 31, 2017, the Company's maximum aggregate guarantee was $125.0 million. The Company's obligation under this arrangement is deemed to be a guarantee under ASC 460-10, Guarantees, and is carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of March 31, 2017, the Company and its co-investor each had a commitment to invest an additional $5.0 million in this mortgage originator.
As described in Note 7, Related Party Transactions, the Company entered into a flow mortgage loan purchase and sale agreement with another mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, which it may modify in its sole discretion, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions. As of March 31, 2017, the Company purchased loans under this agreement in the amount of $129.4 million.
16. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
Beginning Shareholders' Equity Per Share (12/31/2016 and 12/31/2015, respectively)	$19.75	$22.10
Net Investment Income	0.37	0.36
Net Realized/Unrealized Gains (Losses)	0.11	(1.06)
Results of Operations Attributable to Equity	0.48	(0.70)
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)	—
Results of Operations Attributable to Shareholders' Equity(1)	0.47	(0.70)
Dividends Paid to Common Shareholders	(0.45)	(0.50)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.01)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.02	0.02
Ending Shareholders' Equity Per Share (3/31/2017 and 3/31/2016, respectively)(3)	$19.78	$20.91
Shares Outstanding, end of period	32,164,215	32,962,979

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of March 31, 2017 and 2016, shareholders' equity per share would be $19.50 and $20.63, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
Total Return	2.48%	(3.17)%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three month periods ended March 31, 2017 and 2016, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 4.89% and 6.77%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)(2)

	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
Net Investment Income	7.36%	6.58%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended March 31, 2017	Three Month Period Ended March 31, 2016
Operating expenses, before interest expense and other investment related expenses	(2.83)%	(2.82)%
Interest expense and other investment related expenses	(4.70)%	(2.90)%
Total Expenses	(7.53)%	(5.72)%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
17. Subsequent Events
On May 1, 2017, the Company's Board of Directors approved a dividend for the first quarter of 2017 in the amount of $0.45 per share payable on June 15, 2017 to shareholders of record as of June 1, 2017.

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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying our agency securities; increased rates of default and/or decreased recovery rates on our assets; the availability and costs of financing to fund our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Executive Summary
We are a specialty finance company that primarily acquires and manages mortgage-related and consumer-related assets, including residential mortgage-backed securities, or "RMBS," residential and commercial mortgage loans, consumer loans and asset-backed securities, or "ABS," backed by consumer loans, commercial mortgage-backed securities, or "CMBS," real property, and mortgage-related derivatives. We also invest in corporate debt and equity, including distressed debt, collateralized loan obligations, or "CLOs," non-mortgage-related derivatives, and other financial assets, including private debt and equity investments in mortgage-related entities. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 22-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, or the "Operating Partnership." As of March 31, 2017, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through March 31, 2017, our Credit strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. Our Credit strategy includes non-Agency RMBS; residential and commercial mortgage loans, which can be performing or non-performing; REO; consumer loans and ABS backed by consumer loans; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and corporate debt and equity. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2017, we financed our asset purchases primarily through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings and we expect to continue to obtain the vast majority of our financing through the use of reverse repos. In addition to financing our assets through reverse repos, we sometimes also enter other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our commercial mortgage loans and REO and certain of our consumer loans. In August 2016, we entered into a securitization transaction to obtain term financing for certain of our consumer loans; we accounted for this transaction as a sale.
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
As of March 31, 2017, outstanding borrowings under reverse repos and other secured borrowings were $1.1 billion and our debt-to-equity ratio was 1.75 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Of our total borrowings outstanding as of March 31, 2017, approximately 69%, or $793.0 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our Credit portfolio and U.S. Treasury securities.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of March 31, 2017, our diluted book value per share was $19.50 as compared to $19.46 as of December 31, 2016. On a diluted basis, the Company's total return for the three month periods ended March 31, 2017 and 2016 was 2.51% and (3.14)%, respectively. Additionally our diluted net-asset-value-based total return was 163.81% from our inception (August 17, 2007) through March 31, 2017, and our annualized inception-to-date diluted net-asset-value-based total return was 10.61% as of March 31, 2017.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market and other credit markets include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In March 2017, the U.S. Federal Reserve, or "Federal Reserve," raised its target range for the federal funds rate by 0.25%, but maintained its existing policy of reinvesting principal payments from its U.S. Treasury security and Agency RMBS holdings. However, minutes from the March Federal Open Market Committee, or "FOMC," meeting indicated that it may change its reinvestment policy later this year;

•
Housing and Mortgage Market Statistics—Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for February showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, mortgage rates declined over the course of the first quarter, with the Freddie Mac survey 30-year mortgage rate falling 18 basis points to end the quarter at 4.14%;

•
Household and Consumer Statistics—Data from the Federal Reserve Bank of New York's Quarterly Report on Household Debt and Credit indicated that aggregate household debt balances increased substantially in the fourth quarter of 2016. Additionally, the University of Michigan Surveys of Consumers Index of Consumer Sentiment increased 10.1% year over year in April, indicating consumers hold more favorable views of current economic conditions;

•
Portfolio Overview and Outlook—Fixed-income credit spreads continued to tighten during the early part of the first quarter, but began widening in early March following intermeeting commentary. Agency RMBS yield spreads widened over the course of the quarter, driven primarily by more hawkish indications from the Federal Reserve.

Federal Reserve and U.S. Monetary Policy
On March 15, 2017, the FOMC announced that it would raise the target range for the federal funds rate by 0.25%, to 0.75%–1.00%. This marked the first back-to-back quarterly increases in the target range for the federal funds rate since 2006. In its March statement following the meeting, the FOMC indicated that economic activity has continued to expand at a moderate pace, and that solid job gains have contributed to strengthening in the labor market. The FOMC also stated that inflation has increased in recent quarters and has moved closer to their two percent longer-run objective, although market-based measures of inflation compensation remain low. The FOMC reiterated that it expects that with gradual adjustments in the stance of monetary policy, the expansion of economic activity will continue at a moderate pace, labor market conditions will strengthen somewhat further, and inflation should stabilize around two percent over the medium term. Additionally, the FOMC indicated that it expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate will be warranted, and that the federal funds rate is likely to remain, for some time, below prevailing longer run levels.
Over the course of the first quarter, the 10-year U.S. Treasury yield decreased by 5 basis points, from 2.44% as of December 30, 2016 to 2.39% as of March 31, 2017. Commentary from Federal Reserve officials over the intermeeting period between the February and March FOMC meetings contributed to increased market expectations of a decision to raise the target range for the federal funds rate at the March meeting. The 10-year U.S. Treasury yield increased 15 basis points during the two weeks prior to the March FOMC meeting, as investors reacted to comments made by Federal Reserve Chair Janet Yellen and other FOMC members, who all but assured investors that interest rates would be increased at the March FOMC meeting. After the meeting, assets rallied across markets, as the Federal Reserve left 2017–2018 guidance for additional target range increases unchanged from their December projections.
Finally, minutes from the March FOMC meeting indicated that a change to the Federal Reserve's reinvestment policy is likely later this year. While the Federal Reserve indicated that it expects to continue its reinvesting policy "until normalization of the level of the federal funds rate is well under way," uncertainty around when that condition would be satisfied weighed on asset valuations during the first quarter. The current pace of monthly reinvestments under this program is approximately $23 billion, and provides significant market support. A discontinuation of the program could have a meaningfully negative impact to prices. The FOMC minutes also showed that many participants emphasized that reducing the size of the balance sheet should be conducted in a passive and predictive manner.
Housing and Labor Market Statistics
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for February 2017 showed that, on average, home prices posted a 5.9% year-over-year increase for its 20-City Composite and a 5.2% year-over-year increase for its 10-City Composite, after seasonal adjustments. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as foreclosure inventory.
On April 7, 2017, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in March 2017, the U.S. unemployment rate was 4.5%, down from 5.0% a year earlier. The unemployment rate of 4.5% was the lowest level since May 2007 and represents a level generally considered consistent with an economy operating at or near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps more relevant, measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 98,000 in March 2017, which was the weakest figure since last May, but suggests that the labor market is returning to a more sustainable pace of growth following large job gains in January and February. Over the past three months, job gains have averaged 178,000 per month.
Household and Consumer Statistics
As shown in the chart below, U.S. household debt continues to increase, and the composition of that debt continues to shift away from mortgage-related debt towards auto loan and student loan debt. Following the financial crisis, overall household debt declined for several consecutive years, as households scaled back borrowing and lenders tightened lending criteria. Household debt declined from a nominal peak of $12.7 trillion in the third quarter of 2008 to a trough level of $11.2 trillion in the second quarter of 2013, but has risen steadily since. According to the Federal Reserve Bank of New York's

Quarterly Report on Household Debt and Credit, or the "Debt and Credit Report," total aggregate household debt reached $12.58 trillion in the fourth quarter of 2016, a 1.8% increase from the third quarter of 2016. Aggregate mortgage-related debt is still nearly $1 trillion below the peak reached in the third quarter of 2008, but have been offset by increases of $367 billion in auto loan debt, and $671 billion in student loan debt over the same period.

Year-over-Year Growth
20%
15%
10%
5%
0%
-5%
-10%
Dec-04
Dec-06
Dec-08
Dec-10
Dec-12
Dec-14
Dec-16
Mortgage-Related Household Debt
Non-Mortgage Household Debt

Source: New York Fed Consumer Credit Panel/Equifax
According to the Debt and Credit Report, mortgage-related debt is still the largest component of household debt, and increased $130 billion quarter over quarter, to $8.48 trillion as of December 31, 2016. During the same period, all types of non-mortgage-related debt increased as origination volumes strengthened, with auto loan origination volumes reaching all-time record levels. Outstanding auto loan debt increased $22 billion to $1.16 trillion, outstanding credit card debt increased $32 billion to $779 billion, and outstanding student loan debt increased $31 billion to $1.31 trillion. Overall improvement in the credit quality of loans made since the financial crisis has resulted in low and still-improving delinquency rates, with the exception of student loan delinquencies. Median borrower credit scores for newly originated auto and mortgage loans tightened in the fourth quarter, increasing one and a half points quarter over quarter to a median FICO score of 700 for auto loan borrowers, and three points quarter over quarter to a median FICO score of 763 for mortgage loan borrowers.
The Index of Consumer Sentiment produced through University of Michigan's Survey of Consumers is an indicator of consumer views on current economic conditions. In April, the Consumer Sentiment Index reported a 10.1% year-over-year gain, as consumers hold more favorable views of the current state of the economy. Growing economic optimism promotes consumer confidence and increases the propensity of households to make large expenditures and debt commitments.
Portfolio Overview and Outlook
General Market Overview
For most of the first quarter, both interest rate volatility and overall market volatility were low, but many measures of volatility increased towards the end of the quarter. The yield curve flattened over the course of the quarter as market participants ratcheted back their post-election expectations of economic growth and inflation in the U.S. economy. The 2-year U.S. Treasury yield rose 6 basis points to end the quarter at 1.25%, whereas the 10-year U.S. Treasury yield fell 5 basis points to 2.39%. Notably, global monetary policy has begun to diverge, as an interest rate hiking cycle is underway in the U.S. while the monetary policies of other major economies, including Europe and Japan, continue to be highly accommodative.

Fixed-income credit spreads continued to tighten during the early part of the first quarter, but began widening in early March following intermeeting commentary from several Federal Reserve governors, who expressed support for an imminent increase in the federal funds rate (which did in fact come to pass at the March 15th FOMC meeting), and who suggested that tapering of the reinvestment program could begin later this year. Demand increased for floating-rate fixed income products, including CLOs and leveraged loans, as many market participants positioned themselves for a rising rate environment. Non-Agency RMBS spreads remained flat to slightly tighter in March despite the movements in the broader credit markets. Agency RMBS yield spreads widened over the course of the quarter, primarily in response to the more hawkish indications from the Federal Reserve.
Mortgage rates declined over the course of the first quarter, with the Freddie Mac survey 30-year mortgage rate falling 18 basis points to end the quarter at 4.14%. Similar to the fourth quarter, prepayment speeds remained low, with the majority of Agency mortgages no longer economically refinanceable. The Mortgage Bankers Association Refinance Index increased 12.4% in the first quarter, but remained well below the previously elevated levels of mid-2016.
We believe that several factors could put additional upward pressure on interest rates in the near term, including a tightening of Federal Reserve monetary policy in response to employment and economic growth in the United States. The risk of rising interest rates reinforces the importance of our ability to hedge interest rate risk in both our Agency and Credit portfolios using a variety of tools, including forward-settling To-Be-Announced Agency pass-through certificates, or "TBAs," interest rate swaps, and various other instruments.
Credit
As of March 31, 2017, our total long Credit portfolio (excluding corporate relative value trading positions, hedges, and other derivatives) increased to $640.3 million from $547.0 million as of December 31, 2016. Over the course of the first quarter, we increased our holdings of residential and commercial mortgage loans and REO, both U.S. and European CLOs, and corporate debt. We continued to net sell down our U.S. non-Agency RMBS, redeploying the net proceeds received into other Credit strategy assets.
As the case has been for some time, the fundamentals underlying non-Agency RMBS continue to be strong, led by a stable housing market. As legacy non-Agency RMBS continue to amortize, the range of expected outcomes on many of these assets has narrowed significantly; this trend, together with the minimal level of new RMBS issuance generally, has caused yield spreads on legacy non-Agency RMBS to compress significantly, leading us to rotate much of our Credit portfolio into higher-yielding assets. Our non-Agency RMBS portfolio, though much smaller now, performed well in the first quarter, benefiting from strong net interest margins, appreciation from our held positions, and net realized gains from positions sold. While our non-Agency RMBS portfolio currently represents a much smaller portion of our total Credit portfolio than it ever has, we intend to continue to opportunistically increase and decrease the size of this portfolio as market conditions vary. As of March 31, 2017, our investments in U.S. non-Agency RMBS totaled $80.9 million, as compared to $102.7 million as of December 31, 2016.
Currently, our credit hedges consist primarily of financial instruments tied to high-yield corporate credit, such as credit default swaps, or "CDS," on high-yield corporate bond indices, as well as tranches and options on these indices; short positions in and CDS on corporate bonds; and positions involving exchange traded funds, or "ETFs," of high-yield corporate bonds. Our credit hedges also currently include CDS tied to individual MBS or an index of several MBS, such as CMBX. We also opportunistically overlay our high-yield corporate credit hedges and mortgage-related derivatives with certain relative value long/short positions involving the same or similar instruments. Our combined credit hedges and relative value trading strategies generated a modest net loss for the quarter. In addition to credit hedges, we also use interest rate hedges in our Credit strategy in order to protect our portfolio against the risk of rising interest rates. The interest rate hedges in our Credit strategy, which currently consist primarily of interest rate swaps, did not meaningfully impact our results for the quarter. We also use foreign currency hedges in our Credit strategy, in order to protect our assets denominated in euros and British pounds against the risk of declines in those currencies against the U.S. dollar. We had net losses on our foreign currency hedges for the quarter, but these were more than offset by net gains on foreign currency-related transactions and translation. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to adjust our exposures nimbly by hedging many forms of risk, such as credit risk, interest rate risk, and foreign currency risk.
During the first quarter, yield spreads on CMBS fluctuated. As a result of the implementation of risk retention regulations and higher interest rates, CMBS conduit issuance slowed during the first quarter, continuing recent lower issuance trends. First quarter conduit issuance totaled $8.7 billion, down 24% from the first quarter of 2016. Even though CMBS yield spreads generally tightened over the course of the quarter, growing concerns around the effects of competition from online retailers on retail commercial real estate, particularly weaker regional malls, weighed on certain CMBS deals and sectors. Our CMBS portfolio continues to consist entirely of post-crisis "B-pieces." B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. By purchasing new issue B-pieces, we believe that we are often able to effectively "manufacture" our risk more efficiently than what is generally available in the market, and to better target the collateral profiles and structures we prefer. We reduced our B-piece holdings during the quarter, generating net realized gains, as lower issuance created a relative scarcity of B-pieces and drove market yields tighter. For the first quarter, positive income on our CMBS assets was partially offset by losses on our hedges.
The CMBS risk retention regulations took effect on December 24, 2016, and CMBS issuance since then has included a variety of risk retention approaches, such as "vertical," "horizontal," and combined vertical/horizontal, or "L-shaped," retained interest structures. The most prevalent form has been the vertical interest retention model, whereby sponsors retain 5% of the face amount of every tranche in order to satisfy risk retention. Under this approach, 95% of the B-piece remains tradeable in the same manner as B-pieces prior to the adoption of the CMBS risk retention regulations. We expect to continue buying tradeable B-pieces in this format and continue to evaluate opportunities created from the new risk retention regulations. As of March 31, 2017, our U.S. CMBS bond portfolio decreased to $31.3 million, as compared to $34.6 million as of December 31, 2016.
As of March 31, 2017, our portfolio of small balance commercial mortgage loans included thirteen loans and ten real estate owned, or "REO," properties with an aggregate value of $86.7 million; by comparison, as of December 31, 2016, this portfolio included sixteen loans and one REO property with an aggregate value of $62.8 million. During the first quarter, we had strong performance from our portfolio. In addition to the net interest income on our portfolio, we recognized net realized gains as a result of several successful resolutions and REO conversions. Our REIT subsidiary also originated two high-yield "bridge loans" during the quarter. The number and aggregate value of loans held, as well as the income generated by our loans, may fluctuate significantly from period to period, especially as loans are resolved or sold. We expect to continue to emphasize purchasing distressed loans from banks and special servicers through negotiated transactions, as opposed to through widely circulated auctions where there is greater competition and less assurance that reserve prices will be reasonable. We also expect to continue to originate high-yielding bridge loans. We believe that opportunities will accelerate in both distressed loans and bridge loans, as many commercial mortgage loans—including many originated pre-crisis—reach their maturity but are unable to be refinanced.
In Europe, while we remain active in the legacy structured product markets such as MBS and CLOs, we have generally been more focused on the non-performing loan market. Our European non-performing loans include non-performing consumer loans, non-performing residential mortgage loans, and non-performing commercial mortgage loans made to small- and medium-sized enterprises. We believe that non-performing loans in certain select markets, such as Spain and Portugal, will continue to present attractive opportunities, and we are actively pursuing additional opportunities in these and other countries. During the first quarter, we had strong performance from both our structured product portfolio and our non-performing loan portfolio. The first quarter is typically less active for European non-performing loans, and as a result we did not purchase any new loan packages during the quarter. In our MBS and CLO portfolios, however, we did actively trade our holdings in the first quarter; we were able to generate net gains and reinvest the proceeds into other attractively priced securities. We expect to continue to take an opportunistic approach with respect to our participation in the European markets. As of March 31, 2017, our investments in European non-dollar denominated assets totaled $81.3 million, as compared to $75.2 million as of December 31, 2016. As of March 31, 2017, our total holdings of European non-dollar denominated assets included $40.6 million in RMBS (mostly backed by non-performing loans), $10.0 million in CMBS, $27.6 million in CLOs, $3.0 million in ABS, and $0.2 million in distressed corporate debt. As of December 31, 2016, our total holdings of European non-dollar denominated assets included $40.9 million in RMBS (mostly backed by non-performing loans), $8.7 million in CMBS, $22.4 million in CLOs, $3.0 million in ABS, and $0.2 million in distressed corporate debt. These holdings include assets denominated in British pounds as well as in euros.
We remain active in non-performing and re-performing U.S. residential mortgage loans, or "residential NPLs," and have continued to focus our acquisitions on smaller, less competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers. During the first quarter we closed on a purchase of a mixed residential NPL pool, which contains a combination of re-performing and non-performing assets. While relatively small, our residential NPL portfolio performed well for the quarter. As of March 31, 2017, we held $17.7 million in residential NPLs and related foreclosure property, as compared to $14.3 million as of December 31, 2016.
During the first quarter, we continued to acquire consumer loans under three existing flow agreements. Our portfolio primarily consists of unsecured loans, but also includes auto loans, and it performed well in the first quarter. During the quarter, we entered into a secured borrowing facility with a major investment bank to finance a portfolio of unsecured loans that we purchase under one of our flow agreements. This facility features a term revolving period, during which we can vary our borrowings based on the size of the portfolio, followed by an amortization period, which we believe greatly reduces our financing risk as compared to a sudden maturity. Some of our other consumer loans are financed using reverse repurchase agreements, or through the securitization markets. Apart from our existing flow agreements, we are actively evaluating other opportunities in the space. As of March 31, 2017, our investments in U.S. consumer loans and ABS totaled $111.3 million, as compared to $111.4 million as of December 31, 2016.
During the first quarter, we continued to purchase non-QM loans at a steady pace, and our outlook for growth in this sector remains positive. As of March 31, 2017, our non-QM mortgage loan portfolio totaled $96.2 million, as compared to $71.6 million as of December 31, 2016. To date, we have purchased approximately $129.4 million under our flow agreement, and loan performance has been excellent. The number of states where our origination partner is producing loans for us has increased according to expectations. We currently finance most of our non-QM loans under repo facilities with large financial institutions, and we continue to actively monitor the securitization market for a potential issuance after we reach critical mass.
Over the past few months, we have begun purchasing non-distressed leveraged corporate loans. We are principally focused on senior secured loans that trade near par, with shorter maturities and low loan-to-value ratios. We believe that these assets offer excellent value in comparison to most high-yield corporate bonds, with their generally higher yield spreads and lower issue leverage. We are currently evaluating securing long-term, non-recourse financing for these assets through the CLO securitization market. While we are not currently making new acquisitions of distressed leveraged loans, we continue to hold a small portfolio of these assets. During the first quarter, our portfolio of performing and distressed leveraged loans performed well. As of March 31, 2017, our investments in performing and distressed leverage loans totaled $58.3 million as compared to $19.9 million as of December 31, 2016.
We have also recently increased our purchase activity in U.S. CLOs. While our previous CLO trading activity was almost entirely within the legacy CLO space, our more recent activity has been primarily in 2012 and 2013 vintages. During the first quarter our U.S. CLO portfolio performed well, reflecting strong contributions from both net interest income and net realized and unrealized gains. As of March 31, 2017, our investments in U.S. CLOs totaled $42.9 million as compared to $22.5 million as of December 31, 2016.
In the first quarter, we increased our investment in a reverse mortgage originator in which we have been invested since September 2014. We increased our invested capital in this originator from $12.5 million as of December 31, 2016 to $17.5 million as of March 31, 2017. Concurrently with our additional investment, another financial institution also increased its investment in the originator from $12.5 million to $17.5 million. With this increased capital base, this originator intends to significantly expand its footprint in the reverse mortgage origination space.
For the last few quarters, we have become more active in a corporate credit relative value trading strategy, whereby we seek to identify and capitalize on short-term pricing disparities in the corporate credit markets. As a subset of this strategy, we often engage in "basis trading," where we hold long or short positions in the bonds of a corporate issuer and simultaneously hold offsetting positions in credit default swaps referencing the same corporate issuer. In the overall strategy, we typically use reverse repurchase agreements to finance the long corporate bond positions that we hold. During the first quarter, our corporate credit relative value trading strategy performed well. As of March 31, 2017, in this strategy the aggregate market value of our long corporate bonds was $90.1 million, the aggregate market value of our short corporate bonds was $(77.9) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $105.7 million and $(118.1) million, respectively. As of December 31, 2016, in this strategy the aggregate market value of our long corporate bonds was $49.6 million, the aggregate market value of our short corporate bonds was $(36.9) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $50.1 million and $(62.1) million, respectively.
Agency
As of March 31, 2017, our long Agency RMBS portfolio was $841.3 million, as compared to $827.4 million as of December 31, 2016.
Consistent with past quarters, as of March 31, 2017, our Agency RMBS consisted mainly of "specified pools." Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics. Our Agency strategy also includes RMBS that are backed by ARMs or Hybrid ARMs and reverse mortgages, and CMOs, including IOs, POs, and IIOs. Finally, our Agency strategy also includes interest rate hedges for our Agency RMBS, as well as certain relative value trading positions in interest rate-related and TBA-related instruments.
During the first quarter, both realized and implied volatility remained low, but yield spreads for Agency RMBS widened. Agency RMBS investors are becoming increasingly focused on the timing and mechanism of the Federal Reserve's discontinuation of its current policy of reinvesting principal payments from its Agency RMBS holdings. While the Federal Reserve has indicated that it expects to continue its reinvesting policy "until normalization of the level of the federal funds rate is well under way," uncertainty around when that condition would be satisfied weighed on asset valuations during the first quarter. Despite the anticipated reduced support from the Federal Reserve, we do not expect that Agency RMBS yield spreads will widen substantially, as they did during the 2013 "Taper Tantrum," largely because the investor base for Agency RMBS has changed substantially since then. Agency RMBS ownership has largely shifted away from investors such as the GSEs, certain money managers, and mortgage REITs whose activities, including delta-hedging and utilization of high degrees of leverage, tend to amplify price swings during periods of high volatility.
During the first quarter, mortgage rates remained relatively elevated from their pre-election levels, and prepayment rates declined, as many borrowers did have not an economic incentive to refinance their mortgages. The lower day count of the first quarter and the impact of winter seasonality were also factors contributing to the overall decline in prepayments. Since the generic pools that underlie TBAs tend to be more prepayment-sensitive than specified pools, the favorable decline in overall prepayment rates helped TBAs outperform specified pools over the course of the first quarter. This dampened our results for the first quarter, given that TBA short positions are a major component of our interest rate hedging portfolio.
Pay-ups on our specified pools decreased slightly quarter over quarter. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Average pay-ups on our specified pools decreased to 0.66% as of March 31, 2017, from 0.76% as of December 31, 2016. Notwithstanding the decline of the first quarter, we believe that the evolving landscape, including the Federal Reserve's eventual withdrawal from the TBA market, may provide substantial support to pay-ups. In addition, technological advances in the mortgage origination and servicing industry have tended to have a much greater impact on non-specified pools as compared to specified pools. We believe that this trend will continue, ultimately driving greater investor demand for specified pools relative to TBAs.
For the quarter ended March 31, 2017, we had total net realized and unrealized losses of $(3.3) million, or $(0.09) per share, on our aggregate Agency RMBS portfolio. Slightly lower asset valuations during the period led to the modest net losses. During the quarter we continued to hedge interest rate risk, primarily through the use of interest rate swaps and short positions in TBAs, and to a lesser extent, short positions in U.S. Treasury securities. For the quarter, we had total net realized and unrealized losses of $(1.4) million, or $(0.04) per share, on our interest rate hedging portfolio. Within our hedging portfolio, our interest rate swaps generated net gains as swap rates increased across the yield curve, but those gains were offset by losses on our short positions in TBAs and U.S. Treasury securities. During the quarter, TBA roll prices increased and longer maturity U.S. Treasury yields declined, most notably in March, thereby leading to losses. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of TBA positions increased quarter over quarter relative to interest rate swaps. We believe that it is important to be able to hedge our Agency RMBS portfolio using a variety of instruments, including TBAs.
We actively traded our Agency RMBS portfolio during the quarter in order to capitalize on sector rotation opportunities. Our portfolio turnover for the quarter was approximately 10% (as measured by sales and excluding paydowns), and we had net realized losses of $(0.7) million, excluding interest rate hedges. Our portfolio selection continues to be informed by mortgage industry trends—including significant enhancements in technology that are helping streamline the origination process—and we note that refinancing capacity remains high, with employment in the mortgage industry near a post-financial crisis high.
As of March 31, 2017, our long Agency RMBS portfolio was $841.3 million, up from $827.4 million as of December 31, 2016. During the first quarter, we continued to focus our Agency RMBS purchasing activity primarily on specified pools, particularly those with higher coupons. As of March 31, 2017, the weighted average coupon on our fixed-rate specified pools was 4.0%. Our Agency RMBS portfolio continues to include a small allocation to Agency IOs, where we purchased additional assets in the first quarter. Some of the IOs that we purchased were backed by seasoned Ginnie Mae pools that have demonstrated some level of "burnout." Burnout often occurs after periods of high prepayments, when the mix of loans remaining in an RMBS pool becomes more concentrated in loans that tend to prepay more slowly; burnout can reflect a variety of factors, including the behavior of individual borrowers and overall trends in the mortgage banking industry. Our Agency IOs not only contribute to our portfolio in the form of their yields, but they also inherently serve as portfolio market value hedges in a rising interest rate environment.
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

The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016.

	Three Month Period Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Three Month Constant Prepayment Rates(1)	10.5%	15.1%	12.2%	10.3%	8.9%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2017 and December 31, 2016 :

		March 31, 2017			December 31, 2016
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$25,194	$25,862	19	$29,821	$30,652	14
	3.50	70,777	74,251	22	61,814	64,949	22
	4.00	11,264	11,940	44	11,702	12,439	41
	4.50	3,482	3,752	71	3,619	3,905	69
Total 15-year fixed-rate mortgages		110,717	115,805	25	106,956	111,945	24
20-year fixed-rate mortgages:
	4.00	1,871	1,986	40	2,043	2,172	38
	4.50	1,144	1,241	40	1,156	1,254	37
Total 20-year fixed-rate mortgages		3,015	3,227	40	3,199	3,426	38
30-year fixed-rate mortgages:
	2.50	3,490	3,383	5	3,513	3,414	2
	3.00	4,682	4,665	38	4,993	4,970	34
	3.50	105,833	108,826	16	99,249	102,259	15
	4.00	295,094	311,677	22	291,166	308,365	20
	4.50	121,762	131,516	32	117,697	127,382	29
	5.00	52,001	57,024	53	52,008	57,013	46
	5.50	2,837	3,147	101	3,392	3,766	97
	6.00	2,892	3,293	87	3,161	3,602	84
Total 30-year fixed-rate mortgages		588,591	623,531	27	575,179	610,771	24
Total fixed-rate Agency RMBS		$702,323	$742,563	26	$685,334	$726,142	24
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. The net short TBA position related to our specified pool holdings had a notional value of $427.0 million and a fair value of $448.4 million as of March 31, 2017, as compared to a notional value $370.6 million and a fair value of $390.3 million as of December 31, 2016. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.9% as of March 31, 2017, as compared to 3.2% as of December 31, 2016. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 5.5% and 5.7% as of March 31, 2017 and December 31, 2016, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
Our average cost of funds, including reverse repo financing and other secured borrowings for the three month period ended March 31, 2017 increased 11 basis points to 1.48%, from 1.37% for the three month period ended December 31, 2016. Throughout the first quarter, reverse repo borrowing costs increased as LIBOR rose, which impacted our Agency as well as Credit-related borrowings. However, the cost of funds for our overall Credit-related borrowings decreased slightly quarter over quarter, primarily because we had an increase in the amount of reverse repo borrowings in our corporate credit relative value trading strategy; the reverse repo borrowings in this strategy have much lower costs of funds than most of our other Credit-related borrowings. Excluding reverse repo on corporate bonds held in this strategy, our Credit-related average cost of funds increased to 3.47% for the first quarter, as compared to 3.44% for the fourth quarter.
Our leverage ratio including reverse repo and other secured borrowings increased to 1.70:1, excluding U.S. Treasury securities, as of March 31, 2017, as compared to 1.63:1 as of December 31, 2016. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of March 31, 2017 and December 31, 2016.

	March 31, 2017					December 31, 2016
(In thousands)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)
Non-Agency RMBS and Residential Mortgage Loans	$304,065	$228,124	$75.02	$220,325	$72.46	$354,219	$226,543	$63.96	$220,321	$62.20
Non-Agency CMBS and Commercial Mortgage Loans	184,790	99,496	53.84	108,882	58.92	200,017	100,143	50.07	111,995	55.99
ABS and Consumer Loans	164,375	161,889	98.49	166,711	101.42	140,569	138,011	98.18	143,936	102.40
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)	653,230	489,509	74.94	495,918	75.92	694,805	464,697	66.88	476,252	68.54
Agency RMBS:
Floating	10,579	10,999	103.97	11,093	104.86	10,998	11,457	104.18	11,468	104.27
Fixed	702,323	742,563	105.73	746,273	106.26	685,334	726,142	105.95	727,068	106.09
Reverse Mortgages	54,138	58,301	107.69	59,185	109.32	55,910	60,221	107.71	61,174	109.41
Total Agency RMBS(4)	767,040	811,863	105.84	816,551	106.45	752,242	797,820	106.06	799,710	106.31
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)(4)	1,420,270	1,301,372	91.63	1,312,469	92.41	1,447,047	1,262,517	87.25	1,275,962	88.18
Agency Interest Only RMBS	n/a	29,425	n/a	29,671	n/a	n/a	29,622	n/a	30,096	n/a
Non-Agency Interest Only and Principal Only MBS and Other(5)	n/a	33,255	n/a	35,522	n/a	n/a	27,026	n/a	33,171	n/a
TBAs:
Long	243,982	253,146	103.76	252,101	103.33	67,720	70,525	104.14	70,334	103.86
Short	(502,617)	(523,620)	104.18	(521,631)	103.78	(384,155)	(404,728)	105.36	(404,967)	105.42
Net Short TBAs	(258,635)	(270,474)	104.58	(269,530)	104.21	(316,435)	(334,203)	105.62	(334,633)	105.75
Long U.S. Treasury Securities	36,529	36,488	99.89	36,455	99.80	5,620	5,419	96.43	5,635	100.27
Short U.S. Treasury Securities	(104,609)	(101,820)	97.33	(102,205)	97.70	(72,871)	(69,762)	95.73	(69,946)	95.99
Short European Sovereign Bonds	(61,873)	(63,260)	102.24	(66,738)	107.86	(61,016)	(62,680)	102.73	(66,800)	109.48
Repurchase Agreements	293,802	293,802	100.00	294,468	100.23	184,819	184,819	100.00	185,205	100.21
Long Corporate Debt	173,688	154,819	89.14	155,130	89.31	95,664	80,095	83.73	81,036	84.71
Short Corporate Debt	(91,367)	(89,466)	97.92	(89,598)	98.06	(40,807)	(39,572)	96.97	(39,664)	97.20
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	23,099	n/a	22,185	n/a	n/a	18,090	n/a	17,243	n/a
Non-Exchange Traded Corporate Equity	n/a	4,382	n/a	4,313	n/a	n/a	3,987	n/a	4,313	n/a
Long Common Stock	n/a	2,837	n/a	2,784	n/a	n/a	4,396	n/a	4,381	n/a
Short Common Stock	n/a	(2,154)	n/a	(2,223)	n/a	n/a	(8,154)	n/a	(8,052)	n/a
Real Estate Owned	n/a	25,390	n/a	25,475	n/a	n/a	3,349	n/a	3,539	n/a
Total		$1,377,695		$1,388,178			$1,104,949		$1,121,486

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(3)	Excludes non-Agency Interest Only and Principal Only MBS and Other.

(4)	Excludes Agency Interest Only RMBS.

(5)	Other includes equity tranches of CLOs, Other private label securities, and residual-like non-Agency RMBS and ABS backed by consumer loans.
The following table summarizes our financial derivatives portfolio(1) as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$14,971	$(2,244)	$17,228	$(2,887)
Short CDS on RMBS and CMBS Indices	(79,502)	10,642	(112,999)	16,701
Short CDS on Individual RMBS	(10,005)	5,610	(10,134)	5,070
Net Mortgage-Related Derivatives	(74,536)	14,008	(105,905)	18,884
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	11,909	832	40,611	2,744
Short CDS referencing Corporate Bond Indices	(62,821)	(2,911)	(49,306)	(2,840)
Long CDS on Corporate Bonds	108,028	269	59,637	(1,408)
Short CDS on Corporate Bonds	(146,391)	(6,330)	(83,108)	(2,886)
Purchased Put Options on CDS on Corporate Bond Indices(2)	—	—	10,000	—
Short Total Return Swaps on Corporate Equities (3)	(21,683)	(11)	(42,093)	(55)
Long Total Return Swaps on Corporate Debt (4)	—	—	5,438	(94)
Interest Rate Derivatives:
Long Interest Rate Swaps	365,806	(2,378)	376,074	(2,122)
Short Interest Rate Swaps	(879,314)	5,605	(862,535)	5,062
Long Eurodollar Futures (6)	11,000	(11)	11,000	(8)
Short U.S. Treasury Note Futures (5)	(6,800)	(7)	(7,000)	19
Short Eurodollar Futures (6)	(42,000)	(39)	(62,000)	(51)
Purchased Call Equity Options(7)	23	28	16	42
Purchased Put Equity Options(7)	5	38	—	—
Interest Rate Caps	61,908	1	61,908	2
Total Net Interest Rate Derivatives		3,237		2,944
Other Derivatives:
Short Foreign Currency Forwards(8)	(63,223)	(125)	(54,787)	(456)
Warrants(9)	—	—	1,639	106
Mortgage Loan Purchase Commitments(10)	—	—	20,601	(31)
Total Net Derivatives		$8,969		$16,908

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

(5)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2017 and December 31, 2016 a total of 68 and 70 short U.S. Treasury note futures contracts were held, respectively.

(6)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(7)	Notional value represents the number of common shares we have the option to purchase multiplied by the strike price.

(8)	Notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

(9)	Notional value represents number of shares that warrants are convertible into.

(10)	Notional value represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.
As of March 31, 2017, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.9 billion as compared to $2.4 billion as of December 31, 2016. Total liabilities as of March 31, 2017 and December 31, 2016 were $2.3 billion and $1.8 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.2 billion and $1.7 billion as of March 31, 2017 and December 31, 2016, respectively, while our investments sold short and financial derivatives included in total liabilities were $801.3 million and $603.6 million as of March 31, 2017 and December 31, 2016, respectively. Investments sold short consist principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2017 and December 31, 2016, we had a net short TBA position of $270.5 million and $334.2 million, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of March 31, 2017, total assets included $253.1 million of TBAs as well as $521.9 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2016, total assets included $70.5 million of TBAs as well as $406.7 million of receivables for securities sold relating to unsettled TBA sales. As of March 31, 2017, total liabilities included $523.6 million of TBAs sold short as well as $252.7 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2016, total liabilities included $404.7 million of TBAs sold short as well as $70.3 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We often hold long and/or short positions in corporate bonds/equities. Our long and short positions in corporate bonds/equities can serve as outright investments, portfolio hedges, or components of relative value opportunities. We have also implemented an interest rate derivatives trading strategy. Within this strategy, we can take long and/or short positions in various interest rate-related instruments, such as U.S. Treasury securities, interest rate swaps, futures, and options. While some of the trading positions in this strategy are intended as hedges for various exposures in our overall portfolio, we also may take speculative positions to capitalize on what we view as market inefficiencies or anomalies.
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
We have entered into reverse repos to finance some of our assets. As of March 31, 2017 and December 31, 2016, indebtedness outstanding on our reverse repos was approximately $1.1 billion and $1.0 billion, respectively. As of March 31, 2017, we had total Agency RMBS financed with reverse repos of $827.7 million as compared to $809.2 million as of December 31, 2016. As of March 31, 2017, we had total Credit assets financed with reverse repos of $352.1 million as compared to $338.2 million as of December 31, 2016. As of March 31, 2017 and December 31, 2016 we also had total U.S. Treasury securities financed with reverse repos of $36.5 and $5.4 million, respectively. Outstanding indebtedness under reverse repos for Agency RMBS as of March 31, 2017 and December 31, 2016 was $793.0 million and $790.3 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of March 31, 2017 and December 31, 2016 was $256.8 million and $237.8 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of March 31, 2017 and December 31, 2016 was $36.5 million and $5.4 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of March 31, 2017 and December 31, 2016 we had other secured borrowings in the amount of $61.8 million and $24.1 million, respectively, used to finance $104.6 million and $42.0 million, respectively, of commercial mortgage loans and REO, and consumer loans. As of March 31, 2017 and December 31, 2016 our debt-to-equity ratio was 1.75 to one and 1.64 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of March 31, 2017 and December 31, 2016 was 1.70 to one and 1.63 to one, respectively. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of March 31, 2017 and December 31, 2016, our derivative and TBA counterparties posted an aggregate value of approximately $5.5 million and $12.8 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the three month period ended March 31, 2017, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $4.5 billion, as compared to $5.1 billion for the three month period ended March 31, 2016. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed-rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed-rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed-rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of March 31, 2017, our equity increased by approximately $9.7 million to $654.5 million from $644.8 million as of December 31, 2016. This increase principally consisted of a net increase in equity resulting from operations for the three month period ended March 31, 2017 of $15.7 million and an increase related to contributions from our non-controlling interests of approximately $10.9 million. This was partially offset by dividends paid of $14.8 million, distributions to joint venture partners of approximately $0.2 million, and payments to repurchase common shares of $2.1 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $636.3 million as of March 31, 2017.

Results of Operations for the Three Month Periods Ended March 31, 2017 and 2016
The table below represents the net increase (decrease) in equity resulting from operations for the three month periods ended March 31, 2017 and 2016.

	Three Month Period Ended March 31,
(In thousands except per share amounts)	2017	2016
Interest income	$22,886	$20,427
Other income	939	1,668
Total investment income	23,825	22,095
Expenses:
Base management fee	2,410	2,611
Interest expense	6,003	3,468
Other investment related expenses	1,521	1,749
Other operating expenses	2,116	2,445
Total expenses	12,050	10,273
Net investment income	11,775	11,822
Net realized and change in net unrealized gain (loss) on investments	6,352	(6,376)
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(2,738)	(28,892)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	(492)	(3,379)
Net foreign currency gain (loss)	833	3,639
Net increase (decrease) in equity resulting from operations	15,730	(23,186)
Less: Net increase in equity resulting from operations attributable to non-controlling interests	452	14
Net increase (decrease) in shareholders' equity resulting from operations	$15,278	$(23,200)
Net increase (decrease) in shareholders' equity resulting from operations per share	$0.47	$(0.69)
Results of Operations for the Three Month Periods Ended March 31, 2017 and 2016
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the three month period ended March 31, 2017 we had a net increase in shareholders' equity resulting from operations of $15.3 million, and for the three month period ended March 31, 2016 we had a net decrease in shareholders' equity resulting from operations of $(23.2) million. The period-over-period reversal in our results of operations was primarily due to a significant decrease in our net realized and unrealized losses on our financial derivatives. During the three month period ended March 31, 2016, we had significant net realized and unrealized losses on our credit hedges. Because our credit hedges during that prior period were primarily in the form of short positions in financial instruments tied to high-yield corporate credit, we incurred significant losses in the three month period ended March 31, 2016 as high-yield corporate credit rallied meaningfully during the period. For the three month period ended March 31, 2017, high-yield corporate credit also rallied, but we had significantly less exposure to these credit hedges during the period, and as a result we had much lower credit hedging losses as compared to the prior period. Total return based on changes in "net asset value" or "book value" for our common shares was 2.48% for the three month period ended March 31, 2017 as compared to (3.17)% for the three month period ended March 31, 2016. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $11.8 million for each of the three month periods ended March 31, 2017 and 2016. Net investment income consists of interest and other income less total expenses. The period-over-period consistency in net investment income was primarily due to roughly offsetting increases in both interest income and total expenses, especially interest expense, for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016. Since the first three months of 2016, short-term interest rates such as LIBOR have increased substantially, and this has led to an increase in the costs of our borrowings since they are generally short-term in nature.

Interest Income
Interest income was $22.9 million for the three month period ended March 31, 2017 as compared to $20.4 million for the three month period ended March 31, 2016. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. For the three month period ended March 31, 2017, interest income from our Credit portfolio was $12.5 million, as compared to $12.8 million for the three month period ended March 31, 2016. The slight period-over-period decrease in interest income in this portfolio was primarily due to the smaller size of the portfolio in the later period. For the three month period ended March 31, 2017, interest income from our Agency RMBS was $8.6 million, while for the three month period ended March 31, 2016, interest income was $7.6 million. The period-over-period increase in interest income in this portfolio was primarily due to a larger positive "Catch-up Premium Amortization Adjustment," as described below, in the later period, as partially offset by the smaller size of the portfolio in the later period.
Some of the variability in our interest income and portfolio yields is due to quarterly adjustments to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this quarterly adjustment as a "Catch-up Premium Amortization Adjustment." The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the first quarter of 2017, we had a positive Catch-up Premium Amortization Adjustment of approximately $2.1 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our portfolio was 5.43% for the first quarter of 2017. By comparison, for the first quarter of 2016 the Catch-up Premium Amortization Adjustment increased interest income by approximately $0.4 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our portfolio for the first quarter of 2016 would have been 5.25%.
The following table details our interest income, average holdings of interest-earning assets, and weighted average yield based on amortized cost for the years ended March 31, 2017 and 2016:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended March 31, 2017	$12,461	$554,857	8.98%	$8,630	$844,953	4.09%	$21,091	$1,399,810	6.03%
Three month period ended March 31, 2016	$12,765	$576,935	8.85%	$7,556	$941,444	3.21%	$20,321	$1,518,379	5.35%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the three month periods ended March 31, 2017 and 2016, base management fee incurred, which is based on total equity at the end of each quarter, was $2.4 million and $2.6 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and other secured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos and other secured borrowings of $1.12 billion and $1.18 billion for the three month periods ended March 31, 2017 and 2016, respectively. Our total interest expense, inclusive of interest expense on our counterparties' cash collateral held by us, increased to $6.0 million for the three month period ended March 31, 2017, as compared to $3.5 million for the three month period ended March 31, 2016. This increase in our interest expense was in part due to the increase in the cost of our repo borrowings, which have increased as short-term interest rates, such as LIBOR and the federal funds rate, have increased as a result of Federal Reserve policy actions. The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings now relate to our growing loan portfolios, as loans generally carry higher borrowing rates and debt issuance costs as compared to securities.

The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos and other secured borrowings for the three month periods ended March 31, 2017 and 2016.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2017	$792,810	$1,857	0.95%	0.83%	1.37%
For the three month period ended March 31, 2016	$896,475	$1,426	0.64%	0.43%	0.88%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2017	$292,369	$2,199	3.05%	0.83%	1.37%
For the three month period ended March 31, 2016	$265,510	$1,666	2.52%	0.43%	0.88%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2017	$37,848	$54	0.58%	0.83%	1.37%
For the three month period ended March 31, 2016	$20,397	$10	0.20%	0.43%	0.88%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended March 31, 2017	$1,123,027	$4,110	1.48%	0.83%	1.37%
For the three month period ended March 31, 2016	$1,182,382	$3,102	1.06%	0.43%	0.88%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.64% and 1.34% for the three month periods ended March 31, 2017 and 2016, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 4.39% and 4.01% for the three month periods ended March 31, 2017 and 2016, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three month periods ended March 31, 2017 and 2016, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the three month periods ended March 31, 2017 and 2016 other investment related expenses were $1.5 million and $1.7 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios, which have increased in size period over period.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended March 31, 2017 were $2.1 million as compared to $2.4 million for the three month period ended March 31, 2016. The decrease in our other operating expenses was primarily related to decreased professional fees and administration fees.
Net Realized and Unrealized Gains (Losses) on Investments
During the three month period ended March 31, 2017, we had net realized and unrealized gains on investments of $6.4 million as compared to net realized and unrealized losses of $(6.4) million for the three month period ended March 31, 2016. Net realized and unrealized gains on investments of $6.4 million for the three month period ended March 31, 2017 resulted principally from net realized and unrealized gains on European structured products (RMBS, CMBS, and CLOs), U.S. CLOs, non-Agency RMBS, small balance commercial and residential mortgage loans, and corporate debt, partially offset by net realized and unrealized losses on Agency RMBS, TBAs, U.S. Treasury securities and sovereign securities. Our net short positions in TBAs, U.S. Treasury securities, and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the three month period ended March 31, 2017, generally tighter credit spreads led to net gains on our credit investments, while generally wider spreads led to net losses on our Agency RMBS.
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
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three month period ended March 31, 2017, we had net realized and unrealized losses on our financial derivatives of $(3.2) million as compared to net realized and unrealized losses of $(32.3) million for the three month period ended March 31, 2016. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, short and/or long positions in Eurodollar futures and U.S. Treasury Note futures, as well as purchased and written swaptions. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. Our derivative credit hedges were primarily in the form of short positions in instruments tied to high-yield corporate credit, credit default swaps on asset-backed indices and individual MBS and total return swaps. Net realized and unrealized losses of $(3.2) million on our financial derivatives for the three month period ended March 31, 2017 resulted primarily from net losses on our credit hedges in the form of CDS on asset-backed indices, partially offset by net realized and unrealized gains on our interest rate swaps and our CDS on both corporate bonds and individual MBS. Net foreign exchange transaction and translation gains were partially offset by net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(32.3) million for the three month period ended March 31, 2016 resulted primarily from net losses related to our CDS, and options on CDS, on high yield corporate bond indices, our interest rate swaps, and our total return swaps. Net losses on our currency forwards were largely offset by translation and transaction gains related to our non-dollar denominated European assets.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Three Month Period Ended March 31, 2017	$1,083,251	$1,086,271
Three Month Period Ended March 31, 2016	$1,178,552	$1,149,064
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	March 31, 2017
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$503,493	46.3%
31 - 60 Days	187,720	17.3%
61 - 90 Days	196,116	18.0%
91 - 120 Days	2,987	0.3%
121 - 150 Days	83,680	7.7%
151 - 180 Days	34,536	3.2%
181 - 360 Days	77,739	7.2%
	$1,086,271	100.0%
Reverse repos involving underlying investments that we sold prior to March 31, 2017, for settlement following March 31, 2017, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 27.1% with respect to Credit assets, 5.4% with respect to Agency RMBS assets, and 11.9% overall. As of December 31, 2016 these respective weighted average contractual haircuts were 29.6%, 5.3%, and 12.5%.
We expect to continue to borrow funds in the form of reverse repos as well as other similar types of financings. The terms of our reverse repo borrowings are predominantly governed by master repurchase agreements, which generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association as to repayment and margin requirements. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our lenders.
As of March 31, 2017 and December 31, 2016, we had $1.1 billion and $1.0 billion, respectively, of borrowings outstanding under our reverse repos. As of March 31, 2017, the remaining terms on our reverse repos ranged from 3 days to 285 days, with a weighted average remaining term of 59 days. As of December 31, 2016, the remaining terms on our reverse repos ranged from 3 days to 320 days, with a weighted average remaining term of 56 days. Our reverse repo borrowings were with a total of nineteen counterparties as of March 31, 2017 and twenty-one counterparties as of December 31, 2016. As of March 31, 2017 and December 31, 2016, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 1.34% and 1.32%, respectively. As of March 31, 2017, our reverse repos had interest rates ranging from (2.00)% to 3.73%. As of December 31, 2016, our reverse repos had interest rates ranging from 0.60% to 3.76%. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.2 billion as of both March 31, 2017 and December 31, 2016. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
In addition to our borrowings under reverse repurchase agreements, we have entered into various transactions to finance certain of our commercial mortgage loans and REO, and to finance certain of our consumer loans; these transactions are accounted for as collateralized borrowings. As of March 31, 2017 and December 31, 2016 we had outstanding borrowings related to these transactions in the amount of $61.8 million and $24.1 million, respectively, which is reflected under the caption "Other secured borrowings" on the Consolidated Statement of Assets, Liabilities, and Equity. As of March 31, 2017 and December 31, 2016, the fair value of commercial mortgage loans and REO and consumer loans collateralizing our other secured borrowings was $104.6 million and $42.0 million, respectively. See Note 6 in the notes to our consolidated financial statements for further information on the Company's other secured borrowings.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2017	$1,129,900	$1,083,251	$1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,044,621	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,178,552	1,205,385
December 31, 2015(1)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589
December 31, 2014	1,669,433	1,882,629	1,889,410
September 30, 2014	1,395,132	1,214,553	1,395,132
June 30, 2014	1,188,831	1,172,898	1,190,258

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

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. There were no amounts at risk relating to our reverse repos with any one counterparty that were greater than 5% of total equity as of March 31, 2017 and December 31, 2016.
Although we typically finance most of our holdings of Agency RMBS, as of March 31, 2017 and December 31, 2016, we held unencumbered Agency pools, on a settlement date basis, in the amount of $0.5 million and $40.0 million, respectively.
We held cash and cash equivalents of approximately $104.2 million and $123.3 million as of March 31, 2017 and December 31, 2016, respectively.
On March 6, 2017, our Board of Directors approved the adoption of a new share repurchase program under which we are authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program supersedes the similar share repurchase program that had previously been adopted on August 3, 2015, which had also authorized the repurchase of 1.7 million common shares.
During the three month period ended March 31, 2017 we repurchased 130,488 common shares at an average price per share of $15.73 and a total cost of $2.1 million. Following March 31, 2017 and through May 3, 2017 we purchased an additional 51,518 shares at an average price of $15.81 and a total cost of $0.8 million. In addition to making discretionary repurchases, we also entered into a 10b5-1 plan to increase the number of trading days available to implement these repurchases. Through May 3, 2017, we have repurchased approximately 128,267 shares under the current share repurchase program for an aggregate cost of $2.0 million.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the three month period ended March 31, 2017, we paid total dividends in the amount of $14.8 million related to the three month period ended December 31, 2016. In May 2017, our Board of Directors approved a dividend related to the first quarter of 2017 in the amount of $0.45 per share, or approximately $14.8 million, payable on June 15, 2017 to shareholders of record as of June 1, 2017. During the three month period ended March 31, 2016, we paid total dividends in the amount of $16.9 million related to the three month period ended December 31, 2015.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Three Month Period Ended March 31, 2017

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.45	$14,757	*	June 1, 2017	June 15, 2017
* Estimated
Three Month Period Ended March 31, 2016

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.50	$16,744	June 1, 2016	June 15, 2016
For the three month period ended March 31, 2017, our operating activities used net cash in the amount of $107.6 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $52.7 million. In addition we received proceeds from the issuance of other secured borrowings of $43.6 million and used $1.6 million to pay down principal on other secured borrowings. Thus our operating activities, when combined with our reverse repo financings and other secured borrowings, used net cash of $12.9 million for the three month period ended March 31, 2017. We also used $14.8 million to pay dividends, $0.2 million for distributions to non-controlling interests (our joint venture partners), and $2.1 million to repurchase common shares. In addition, contributions from non-controlling interests provided cash of $10.9 million. As a result there was a decrease in our cash holdings of $19.1 million from $123.3 million as of December 31, 2016 to $104.2 million as of March 31, 2017.
For the three month period ended March 31, 2016, our operating activities used net cash of $19.0 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $25.1 million. In addition we received proceeds from the issuance of other secured borrowings of $23.2 million. Thus our operating activities, when combined with our reverse repo and financings and other secured borrowings, used net cash of $20.9 million for the three month period ended March 31, 2016. We also used $16.9 million to pay dividends, $1.9 million for distributions to a non-controlling interest (our joint venture partner), and $2.8 million to repurchase common shares. In addition, contributions from a non-controlling interest member provided cash of $0.7 million. As a result there was a decrease in our cash holdings of $41.8 million from $183.9 million as of December 31, 2015 to $142.1 million as of March 31, 2016.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of March 31, 2017 and December 31, 2016 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of March 31, 2017, we had an aggregate amount at risk under our reverse repos with twenty counterparties of approximately $157.3 million, and as of December 31, 2016, we had an aggregate amount at risk under our reverse repos with twenty-one counterparties of approximately $161.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2017 and December 31, 2016 does not include approximately $2.7 million and $3.1 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2017, we had an aggregate amount at risk under our derivative contracts with seventeen counterparties of approximately $30.5 million. We also had $9.0 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2016, we had an aggregate amount at risk under our derivatives contracts with eighteen counterparties of approximately $42.5 million. We also had $7.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We are party to a tri-party collateral arrangement under one of our International Swaps and Derivatives Association, or "ISDA," trading agreements whereby a third party holds collateral posted by us. Pursuant to the terms of the arrangement, the third party must follow certain pre-defined actions prior to the release of the collateral to the counterparty or to us. Due from Brokers on the Consolidated Statement of Assets, Liabilities, and Equity includes, as of December 31, 2016, collateral posted by us and held by a third-party custodian in the amount of approximately $0.7 million.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eleven counterparties of approximately $1.9 million. As of December 31, 2016, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See Note 15 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 7 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At March 31, 2017 the Company had not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after year end.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2017 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Severity Risk
Severity risk is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured debt obligation. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the mortgage loan or debt obligation, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. We often rely on third-party servicers to mitigate our severity risk, but such third-party servicers may have little or no economic incentive to mitigate loan loss severities. In the case of mortgage loans, such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2017, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$8,208	1.25%	$14,256	2.18%	$(10,368)	(1.58)%	$(22,897)	(3.50)%
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	3,495	0.53%	7,429	1.14%	(3,057)	(0.47)%	(5,675)	(0.87)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(10,076)	(1.54)%	(20,570)	(3.15)%	9,658	1.48%	18,896	2.89%
Mortgage-Related Derivatives	53	0.01%	105	0.02%	(53)	(0.01)%	(106)	(0.01)%
Corporate Securities and Derivatives on Corporate Securities	(98)	(0.01)%	(136)	(0.02)%	157	0.02%	374	0.06%
Repurchase Agreements and Reverse Repurchase Agreements	(589)	(0.09)%	(1,149)	(0.18)%	567	0.09%	1,134	0.17%
Total	$993	0.15%	$(65)	(0.01)%	$(3,096)	(0.47)%	$(8,274)	(1.26)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2017 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under intense regulatory scrutiny, and we and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, we received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, our analyses of such loans, the purchases and securitizations of such loans by us and by certain third parties, and the servicing of such loans. We have responded to the subpoena and intend to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of this Annual Report on Form 10-K for the year ended December 31, 2016.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2017 – January 31, 2017	31,000	$15.56	31,000	833,960
February 1, 2017 – February 28, 2017	8,650	16.10	8,650	825,310
March 1, 2017 – March 31, 2017	90,838	15.75	90,838	1,623,251
Total	130,488	$15.73	130,488	1,623,251
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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the three month period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	May 10, 2017	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	May 10, 2017	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the three month period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.