Form 10-Q
period 2017-06-30
Ellington Financial LLC
filed 2017-08-08
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2017
Common Shares Representing Limited Liability Company Interests, no par value	32,112,697

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	June 30, 2017	December 31, 2016
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$134,515	$123,274
Restricted cash	425	655
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,799,464 and $1,525,710)	1,794,129	1,505,026
Financial derivatives–assets, at fair value (Net cost – $36,162 and $40,724)	26,602	35,595
Repurchase agreements, at fair value (Cost – $265,403 and $185,205)	266,659	184,819
Total investments, financial derivatives, and repurchase agreements	2,087,390	1,725,440
Due from brokers	62,934	93,651
Receivable for securities sold and financial derivatives	484,124	445,112
Interest and principal receivable	21,157	21,704
Other assets	6,881	3,359
Total Assets	$2,797,426	$2,413,195
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $687,979 and $589,429)	$687,234	$584,896
Financial derivatives–liabilities, at fair value (Net proceeds – $19,994 and $12,012)	27,003	18,687
Total investments and financial derivatives	714,237	603,583
Reverse repurchase agreements	1,119,238	1,033,581
Due to brokers	3,898	12,780
Payable for securities purchased and financial derivatives	224,529	85,168
Other secured borrowings (Proceeds – $88,100 and $24,086)	88,100	24,086
Accounts payable and accrued expenses	3,996	3,327
Base management fee payable	2,371	2,416
Interest and dividends payable	3,977	3,460
Other liabilities	119	17
Total Liabilities	2,160,465	1,768,418
EQUITY	636,961	644,777
TOTAL LIABILITIES AND EQUITY	$2,797,426	$2,413,195
Commitments and contingencies (Note 15)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(32,112,697 and 32,294,703 shares issued and outstanding)	$615,702	$627,620
Additional paid-in capital – LTIP Units	10,229	10,041
Total Shareholders' Equity	625,931	637,661
Non-controlling interests	11,030	7,116
Total Equity	$636,961	$644,777
PER SHARE INFORMATION:
Common shares	$19.49	$19.75

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (3.14%) (a) (b)
North America
Funds
$20,000	Various Money Market Funds	0.86%		$20,000
Total Cash Equivalents—Money Market Funds (Cost $20,000)				$20,000

Long Investments (281.67%) (a) (b) (ab)
Mortgage-Backed Securities (185.61%)
Agency Securities (159.17%) (c)
Fixed-rate Agency Securities (146.27%)
Principal and Interest–Fixed-Rate Agency Securities (116.16%)
North America
Mortgage-related—Residential
$166,436	Federal National Mortgage Association Pools (30 Year)	4.00%	9/39 - 7/47	$176,498
112,317	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	11/41 - 7/47	119,004
71,402	Federal National Mortgage Association Pools (30 Year)	3.50%	9/42 - 5/47	73,762
64,503	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 6/47	69,793
56,342	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 3/32	59,031
44,150	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 6/47	47,718
41,300	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	45,234
22,154	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 2/47	22,909
20,973	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 1/32	21,584
14,044	Government National Mortgage Association Pools (30 Year)	4.50%	9/46 - 7/47	15,113
11,342	Government National Mortgage Association Pools (30 Year)	4.00%	6/45 - 5/47	11,975
9,771	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 3/32	10,249
9,425	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 9/46	9,694
9,033	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	9,538
6,174	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	6,826
5,265	Government National Mortgage Association Pools (30 Year)	3.50%	11/46 - 3/47	5,475
3,614	Federal National Mortgage Association Pools (Other)	4.50%	5/41	3,824
3,800	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 10/45	3,820
3,282	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	3,528
2,933	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	3,019
2,699	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	2,934
2,363	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	2,628
2,179	Government National Mortgage Association Pools (30 Year)	2.50%	10/46	2,132
1,978	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	1,997
1,851	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	1,972
1,672	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	1,897
1,513	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	1,598
1,283	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28 - 3/30	1,313
1,132	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,227
990	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	4/39 - 5/40	1,115
661	Government National Mortgage Association Pools (Other)	3.50%	10/30 - 2/32	671

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$563	Federal National Mortgage Association Pools (Other)	3.50%	4/26	$581
493	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	536
455	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33	504
156	Government National Mortgage Association Pools (Other)	3.00%	6/30	156
51	Federal National Mortgage Association Pools (Other)	4.00%	6/37	53
				739,908
Interest Only–Fixed-Rate Agency Securities (1.87%)
North America
Mortgage-related—Residential
24,723	Government National Mortgage Association	4.00%	2/45 - 6/45	4,126
7,872	Federal National Mortgage Association	4.50%	12/20 - 6/44	1,155
6,121	Government National Mortgage Association	4.50%	2/41 - 7/44	1,060
4,534	Federal National Mortgage Association	5.50%	10/39	1,024
5,374	Government National Mortgage Association	5.50%	11/43	951
4,752	Federal Home Loan Mortgage Corporation	3.50%	12/32	715
5,339	Federal National Mortgage Association	5.00%	1/38 - 5/40	627
4,839	Federal National Mortgage Association	4.00%	5/39 - 11/43	560
2,283	Federal National Mortgage Association	6.00%	1/40	431
78,408	Government National Mortgage Association	0.26%	6/40	394
2,924	Federal National Mortgage Association	3.00%	9/41	283
997	Government National Mortgage Association	6.00%	6/38	232
1,174	Government National Mortgage Association	4.75%	7/40	210
1,714	Government National Mortgage Association	5.00%	5/37	91
612	Federal Home Loan Mortgage Corporation	5.50%	1/39	57
				11,916
TBA–Fixed-Rate Agency Securities (28.24%)
North America
Mortgage-related—Residential
74,250	Federal National Mortgage Association (15 Year)	3.50%	7/17	77,252
37,940	Government National Mortgage Association (30 Year)	4.00%	7/17	39,920
29,270	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	7/17	30,075
19,580	Federal National Mortgage Association (15 Year)	3.00%	7/17	20,093
7,850	Government National Mortgage Association (30 Year)	4.50%	7/17	8,381
1,670	Federal Home Loan Mortgage Corporation (15 Year)	3.00%	7/17	1,715
1,500	Government National Mortgage Association (30 Year)	3.00%	7/17	1,516
890	Government National Mortgage Association (30 Year)	3.50%	7/17	922
				179,874
Total Fixed-Rate Agency Securities (Cost $935,003)				931,698

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (12.90%)
Principal and Interest–Floating Rate Agency Securities (10.25%)
North America
Mortgage-related—Residential
$50,986	Government National Mortgage Association Pools	3.35% - 4.68%	7/61 - 11/66	$55,315
5,453	Federal National Mortgage Association Pools	2.77% - 3.61%	9/35 - 5/45	5,699
4,157	Federal Home Loan Mortgage Corporation Pools	3.12% - 4.90%	6/37 - 5/44	4,292
				65,306
Interest Only–Floating Rate Agency Securities (2.65%)
North America
Mortgage-related—Residential
253,621	Other Government National Mortgage Association	0.33% - 5.63%	5/37 - 4/65	13,981
11,076	Other Federal National Mortgage Association	4.93% - 6.33%	6/33 - 12/41	1,514
4,757	Other Federal Home Loan Mortgage Corporation	4.84% - 5.47%	3/36 - 8/39	784
13,491	Resecuritization of Government National Mortgage Association (d)	3.50%	8/60	588
				16,867
Total Floating Rate Agency Securities (Cost $82,648)				82,173
Total Agency Securities (Cost $1,017,651)				1,013,871
Private Label Securities (26.44%)
Principal and Interest–Private Label Securities (24.94%)
North America (14.25%)
Mortgage-related—Residential
140,657	Various	0.48% - 32.30%	5/19 - 9/46	67,273
Mortgage-related—Commercial
94,750	Various	2.45% - 4.41%	7/45 - 12/49	23,458
Total North America (Cost $81,462)				90,731
Europe (10.69%)
Mortgage-related—Residential
85,679	Various	0.00% - 4.20%	6/25 - 6/46	61,978
Mortgage-related—Commercial
15,967	Various	0.37% - 4.82%	10/20 - 2/41	6,129
Total Europe (Cost $68,389)				68,107
Total Principal and Interest–Private Label Securities (Cost $149,851)				158,838
Interest Only–Private Label Securities (1.50%)
North America
Mortgage-related—Residential
39,576	Various	0.00% - 2.00%	12/30 - 9/47	5,299
Mortgage-related—Commercial
72,535	Various	1.25% - 2.00%	10/47 - 12/49	4,258
Total Interest Only–Private Label Securities (Cost $7,605)				9,557

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
$82,238	Various	—%	6/37	$—
Mortgage-related—Commercial
—	Various	—%	7/45 - 12/49	—
Total Other Private Label Securities (Cost $223)				—
Total Private Label Securities (Cost $157,679)				168,395
Total Mortgage-Backed Securities (Cost $1,175,330)				1,182,266
Collateralized Loan Obligations (19.18%)
North America (15.07%)
170,914	Various	0.00% - 10.04%	11/17 - 11/57	60,158
20,937	Ellington CLO I LTD Unsecured Subordinated Notes (e)	—%	7/27	20,937
12,323	Ellington CLO I LTD Class C (e)	7.28%	7/27	11,635
3,346	Ellington CLO I LTD Class B (e)	5.28%	7/27	3,278
Total North America (Cost $98,075)				96,008
Europe (4.11%)
26,844	Various	0.00% - 6.25%	11/21 - 10/25	26,142
Total Europe (Cost $24,354)				26,142
Total Collateralized Loan Obligations (Cost $122,429)				122,150
Consumer Loans and Asset-backed Securities backed by Consumer Loans (17.06%) (f)
North America (16.61%)
Consumer (g) (h)
105,124	Various	5.31% - 60.28%	7/17 - 5/22	105,817
Total North America (Cost $111,078)				105,817
Europe (0.45%)
Consumer
3,524	Various	—%	8/24 - 12/30	2,854
Total Europe (Cost $1,270)				2,854
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $112,348)				108,671
Corporate Debt (14.85%)
North America (14.49%)
Basic Materials
7,830	Various	3.10% - 7.00%	3/20 - 3/27	7,838
Communications
12,659	Various	3.40% - 11.50%	4/20 - 9/25	12,658
Consumer
22,400	Various	2.60% - 9.73%	4/18 - 12/34	22,692
Energy
27,944	Various	7.75% - 9.88%	3/19 - 2/24	29,403

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
Industrial
$4,961	Various	3.75% - 4.25%	4/19 - 12/21	$4,923
Mortgage-related—Residential (m)
11,170	Various	6.00% - 15.00%	7/17 - 10/19	11,170
Technology
3,240	Various	7.50%	8/22	3,616
Total North America (Cost $92,842)				92,300
Europe (0.36%)
Consumer
18,929	Various	—%	3/18	260
Industrial
2,160	Various	0.00% - 9.00%	9/20 - 3/21	2,024
Total Europe (Cost $2,974)				2,284
Total Corporate Debt (Cost $95,816)				94,584
Mortgage Loans (31.71%) (f)
North America
Mortgage-related—Commercial (j)
67,535	Various	3.01% - 12.56%	8/17 - 10/37	65,896
Mortgage-related—Residential (l)
139,333	Various	2.00% - 12.63%	4/22 - 7/57	136,097
Total Mortgage Loans (Cost $203,674)				201,993
Real Estate Owned (3.92%) (f) (k)
North America
Real estate-related
3	Single-Family Houses			632
9	Commercial Properties			24,345
Total Real Estate Owned (Cost $25,462)				24,977
Corporate Equity Investments (5.86%)
North America (5.86%)
Asset-Backed Securities
n/a	Non-Controlling Equity Interest in Limited Liability Company (m)			5,591
Communications
7	Non-Exchange Traded Corporate Equity			645
Consumer
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			5,966
1,540	Non-Exchange Traded Corporate Equity			4
Diversified
174	Non-Exchange Traded Corporate Equity			3,492
Energy
51	Exchange Traded Equity			1,625

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
Mortgage-related—Residential (m)
$1,843	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			$19,325
6,750	Non-Exchange Traded Common Equity Investment in Mortgage Originators			675
Total North America (Cost $42,345)				37,323
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Total Corporate Equity Investments (Cost $42,345)				37,323
U.S. Treasury Securities (3.48%)
North America
Government
21,978	U.S. Treasury Note	1.63% - 2.00%	12/21 - 5/26	22,017
144	U.S. Treasury Bond	3.00%	2/47	148
Total U.S. Treasury Securities (Cost $22,060)				22,165
Total Long Investments (Cost $1,799,464)				$1,794,129

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (41.86%) (a) (b) (n)
$35,354	JP Morgan Securities LLC	1.35%	7/17	$35,354
	Collateralized by Par Value $35,310
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 6/24
34,846	Bank of America Securities	1.30%	7/17	34,846
	Collateralized by Par Value $34,247
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 2/27
16,274	Bank of America Securities	1.30%	7/17	16,274
	Collateralized by Par Value $16,543
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 11/26
16,096	JP Morgan Securities LLC	(0.70)%	7/17	16,096
	Collateralized by Par Value $14,711
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 4/18
15,078	Bank of America Securities	0.90%	7/17	15,078
	Collateralized by Par Value $15,135
	U.S. Treasury Note, Coupon 1.75%,
	Maturity Date 5/22
14,000	JP Morgan Securities LLC	(0.80)%	7/17	14,000
	Collateralized by Par Value $12,673
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 11/20
10,512	JP Morgan Securities LLC	(0.90)%	7/17	10,512
	Collateralized by Par Value $9,305
	Sovereign Government Bond, Coupon 0.75%,
	Maturity Date 7/21
9,741	JP Morgan Securities LLC	(0.72)%	7/17	9,741
	Collateralized by Par Value $8,439
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
9,578	JP Morgan Securities LLC	(0.75)%	7/17	9,578
	Collateralized by Par Value $8,372
	Sovereign Government Bond, Coupon 1.15%,
	Maturity Date 7/20
9,255	JP Morgan Securities LLC	(0.72)%	7/17	9,255
	Collateralized by Par Value $8,372
	Sovereign Government Bond, Coupon 0.65%,
	Maturity Date 11/20

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$6,633	Bank of America Securities	1.20%	7/17	$6,633
	Collateralized by Par Value $6,600
	U.S. Treasury Note, Coupon 1.88%,
	Maturity Date 4/22
6,214	RBC Capital Markets LLC	(2.00)%	7/17	6,214
	Collateralized by Par Value $6,810
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
6,166	CILO 2016-LD1 Holdings LLC (o)	2.95%	7/17	6,166
	Collateralized by Par Value $9,512
	Exchange-Traded Debt, Coupon 5.50%,
	Maturity Date 7/22
3,682	Barclays Capital Inc	(2.25)%	7/17	3,682
	Collateralized by Par Value $3,830
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
3,445	JP Morgan Securities LLC	(2.75)%	7/17	3,445
	Collateralized by Par Value $3,516
	Exchange-Traded Corporate Debt, Coupon 4.88%,
	Maturity Date 4/22
3,388	RBC Capital Markets LLC	0.80%	7/17	3,388
	Collateralized by Par Value $3,250
	Exchange-Traded Corporate Debt, Coupon 2.90%,
	Maturity Date 1/22
3,130	RBC Capital Markets LLC	(4.25)%	7/17	3,130
	Collateralized by Par Value $3,046
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 1/25
3,028	RBC Capital Markets LLC	0.80%	7/17	3,028
	Collateralized by Par Value $3,230
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 3/23
2,942	Societe Generale	0.05%	7/17	2,942
	Collateralized by Par Value $2,840
	Exchange-Traded Corporate Debt, Coupon 9.25%,
	Maturity Date 7/21
2,905	Barclays Capital Inc	(2.00)%	7/17	2,905
	Collateralized by Par Value $3,050
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 10/20

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$2,901	Societe Generale	0.85%	7/17	$2,901
	Collateralized by Par Value $2,630
	Exchange-Traded Corporate Debt, Coupon 6.00%,
	Maturity Date 3/23
2,817	Barclays Capital Inc	0.75%	7/17	2,817
	Collateralized by Par Value $2,680
	Exchange-Traded Corporate Debt, Coupon 3.45%,
	Maturity Date 7/24
2,778	Bank of America Securities	1.30%	7/17	2,778
	Collateralized by Par Value $2,750
	U.S. Treasury Note, Coupon 1.88%,
	Maturity Date 3/22
2,753	JP Morgan Securities LLC	0.00%	7/17	2,753
	Collateralized by Par Value $2,668
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
2,723	RBC Capital Markets LLC	0.75%	7/17	2,723
	Collateralized by Par Value $2,650
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 1/22
2,583	Societe Generale	0.85%	7/17	2,583
	Collateralized by Par Value $2,532
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21
2,349	JP Morgan Securities LLC	(4.25)%	7/17	2,349
	Collateralized by Par Value $2,290
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 6/22
1,886	Mitsubishi UFJ Securities USA Inc.	0.00%	8/17	1,886
	Collateralized by Par Value $2,750
	Collateralized Loan Obligation, Coupon 5.54%,
	Maturity Date 5/20
1,785	RBC Capital Markets LLC	(1.90)%	7/17	1,785
	Collateralized by Par Value $1,835
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 6/27
1,761	Barclays Capital Inc	(3.50)%	7/17	1,761
	Collateralized by Par Value $1,844
	Exchange-Traded Corporate Debt, Coupon 4.88%,
	Maturity Date 4/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,664	Societe Generale	0.85%	7/17	$1,664
	Collateralized by Par Value $1,490
	Exchange-Traded Corporate Debt, Coupon 6.38%,
	Maturity Date 12/23
1,612	RBC Capital Markets LLC	0.80%	7/17	1,612
	Collateralized by Par Value $1,550
	Exchange-Traded Corporate Debt, Coupon 9.25%,
	Maturity Date 7/21
1,559	Societe Generale	0.45%	7/17	1,559
	Collateralized by Par Value $1,440
	Exchange-Traded Corporate Debt, Coupon 6.38%,
	Maturity Date 10/23
1,453	Barclays Capital Inc	(1.50)%	7/17	1,453
	Collateralized by Par Value $1,525
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 10/20
1,380	Barclays Capital Inc	(2.50)%	7/17	1,380
	Collateralized by Par Value $1,365
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 6/27
1,299	RBC Capital Markets LLC	0.80%	7/17	1,299
	Collateralized by Par Value $1,220
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 11/24
1,290	Bank of America Securities	1.30%	7/17	1,290
	Collateralized by Par Value $1,360
	U.S. Treasury Note, Coupon 1.50%,
	Maturity Date 8/26
1,183	Mitsubishi UFJ Securities USA Inc.	0.00%	8/17	1,183
	Collateralized by Par Value $2,500
	Collateralized Loan Obligation, Coupon 5.03%,
	Maturity Date 11/21
1,145	RBC Capital Markets LLC	0.50%	7/17	1,145
	Collateralized by Par Value $1,070
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 9/24
1,112	RBC Capital Markets LLC	0.80%	7/17	1,112
	Collateralized by Par Value $1,140
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/23

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,094	RBC Capital Markets LLC	(2.25)%	7/17	$1,094
	Collateralized by Par Value $1,170
	Exchange-Traded Corporate Debt, Coupon 5.80%,
	Maturity Date 10/22
1,049	RBC Capital Markets LLC	0.75%	7/17	1,049
	Collateralized by Par Value $980
	Exchange-Traded Corporate Debt, Coupon 3.50%,
	Maturity Date 7/24
996	Bank of America Securities	1.25%	7/17	996
	Collateralized by Par Value $990
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 2/27
978	Deutsche Bank Securities	(4.50)%	7/17	978
	Collateralized by Par Value $1,020
	Exchange-Traded Corporate Debt, Coupon 7.38%,
	Maturity Date 1/21
879	RBC Capital Markets LLC	0.80%	7/17	879
	Collateralized by Par Value $812
	Exchange-Traded Corporate Debt, Coupon 6.88%,
	Maturity Date 5/23
869	Societe Generale	0.85%	7/17	869
	Collateralized by Par Value $850
	Exchange-Traded Corporate Debt, Coupon 3.88%,
	Maturity Date 1/22
837	Bank of America Securities	1.30%	7/17	837
	Collateralized by Par Value $930
	U.S. Treasury Bond, Coupon 2.25%,
	Maturity Date 8/46
818	RBC Capital Markets LLC	(6.38)%	7/17	818
	Collateralized by Par Value $960
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
733	RBC Capital Markets LLC	0.70%	7/17	733
	Collateralized by Par Value $700
	Exchange-Traded Corporate Debt, Coupon 5.25%,
	Maturity Date 3/22
693	RBC Capital Markets LLC	0.00%	7/17	693
	Collateralized by Par Value $700
	Exchange-Traded Corporate Debt, Coupon 5.25%,
	Maturity Date 12/23

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$669	RBC Capital Markets LLC	0.80%	7/17	$669
	Collateralized by Par Value $600
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 7/22
622	JP Morgan Securities LLC	(8.25)%	7/17	622
	Collateralized by Par Value $700
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
572	RBC Capital Markets LLC	0.80%	7/17	572
	Collateralized by Par Value $530
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 11/24
542	JP Morgan Securities LLC	(1.50)%	7/17	542
	Collateralized by Par Value $560
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
538	RBC Capital Markets LLC	(6.50)%	7/17	538
	Collateralized by Par Value $660
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
534	Barclays Capital Inc	(1.75)%	7/17	534
	Collateralized by Par Value $550
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 6/27
523	RBC Capital Markets LLC	0.80%	7/17	523
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 10/22
504	JP Morgan Securities LLC	(5.25)%	7/17	504
	Collateralized by Par Value $620
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
502	RBC Capital Markets LLC	(2.50)%	7/17	502
	Collateralized by Par Value $530
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 10/20
493	RBC Capital Markets LLC	(0.38)%	7/17	493
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 4.00%,
	Maturity Date 11/21

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$474	CS First Boston	(4.75)%	7/17	$474
	Collateralized by Par Value $464
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 1/25
444	RBC Capital Markets LLC	(1.75)%	7/17	444
	Collateralized by Par Value $450
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 3/21
381	RBC Capital Markets LLC	0.80%	7/17	381
	Collateralized by Par Value $360
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 11/23
237	Barclays Capital Inc	(8.00)%	7/17	237
	Collateralized by Par Value $270
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
132	Societe Generale	0.85%	7/17	132
	Collateralized by Par Value $120
	Exchange-Traded Corporate Debt, Coupon 5.38%,
	Maturity Date 4/23
121	Barclays Capital Inc	(4.50)%	7/17	121
	Collateralized by Par Value $120
	Exchange-Traded Corporate Debt, Coupon 7.38%,
	Maturity Date 1/21
81	Bank of America Securities	1.30%	7/17	81
	Collateralized by Par Value $80
	U.S. Treasury Note, Coupon 1.88%,
	Maturity Date 4/22
44	Societe Generale	0.85%	7/17	44
	Collateralized by Par Value $40
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 3/23
Total Repurchase Agreements (Cost $265,403)				$266,659
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-107.89%) (a) (b)
TBA–Fixed Rate Agency Securities Sold Short (-70.65%) (p)
North America
Government
$(45,000)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	8/17	$(47,236)
(43,500)	Federal National Mortgage Association (30 year)	4.50%	8/17	(46,604)
(42,347)	Federal National Mortgage Association (30 year)	4.00%	7/17	(44,514)
(41,260)	Federal National Mortgage Association (15 year)	3.50%	8/17	(42,897)
(39,587)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	7/17	(41,628)
(34,000)	Federal National Mortgage Association (30 year)	3.50%	8/17	(34,861)
(33,000)	Federal National Mortgage Association (30 year)	4.00%	8/17	(34,631)
(29,680)	Federal National Mortgage Association (30 year)	5.00%	7/17	(32,422)
(25,410)	Federal National Mortgage Association (15 year)	2.50%	7/17	(25,538)
(22,200)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	8/17	(23,761)
(16,740)	Federal National Mortgage Association (30 year)	4.50%	7/17	(17,957)
(16,358)	Federal National Mortgage Association (30 year)	3.50%	7/17	(16,800)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	7/17	(7,600)
(7,112)	Federal National Mortgage Association (30 year)	3.00%	7/17	(7,103)
(6,551)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	7/17	(7,021)
(5,500)	Government National Mortgage Association (30 year)	4.50%	8/17	(5,840)
(5,515)	Federal Home Loan Mortgage Corporation (30 year)	3.00%	7/17	(5,505)
(2,780)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	7/17	(2,896)
(2,780)	Government National Mortgage Association (30 year)	3.50%	7/17	(2,880)
(2,244)	Government National Mortgage Association (30 year)	4.00%	7/17	(2,361)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$451,073)				(450,055)
Government Debt Sold Short (-27.08%)
North America (-16.47%)
Government
(37,620)	U.S. Treasury Note	2.00%	6/24	(37,289)
(31,654)	U.S. Treasury Note	2.25%	2/27	(31,513)
(16,543)	U.S. Treasury Note	2.00%	11/26	(16,138)
(8,492)	U.S. Treasury Note	1.75%	5/22	(8,443)
(6,680)	U.S. Treasury Note	1.88%	4/22	(6,680)
(2,750)	U.S. Treasury Note	1.88%	3/22	(2,752)
(1,360)	U.S. Treasury Note	1.50%	8/26	(1,273)
(930)	U.S. Treasury Bond	2.25%	8/46	(820)
(16)	U.S. Treasury Note	2.38%	5/27	(16)
Total North America (Proceeds -$104,922)				(104,924)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Europe (-10.61%)
Government
$(22,443)	European Sovereign Bond	0.25% - 0.65%	11/20	$(22,808)
(15,687)	Spanish Sovereign Bond	0.25%	4/18	(15,768)
(9,923)	Spanish Sovereign Bond	0.75%	7/21	(10,204)
(8,999)	Spanish Sovereign Bond	2.75%	4/19	(9,497)
(8,928)	Spanish Sovereign Bond	1.15%	7/20	(9,279)
Total Europe (Proceeds -$66,666)				(67,556)
Total Government Debt Sold Short (Proceeds -$171,588)				(172,480)
Corporate Debt Sold Short (-9.62%)
North America
Basic Materials
(8,300)	Various	3.88% - 4.00%	11/21 - 3/23	(8,004)
Communications
(15,250)	Various	5.88% - 9.25%	7/21 - 11/24	(14,476)
Consumer
(21,032)	Various	2.90% - 7.38%	10/20 - 11/24	(20,649)
Energy
(14,680)	Various	4.50% - 8.00%	4/22 - 6/27	(14,068)
Financial
(2,390)	Various	5.13% -5.38%	3/22 - 9/24	(2,468)
Technology
(1,490)	Various	6.38%	12/23	(1,602)
Total Corporate Debt Sold Short (Proceeds -$61,755)				(61,267)
Common Stock Sold Short (-0.54%)
North America
Energy
(12)	Exchange-Traded Equity			(225)
Financial
(94)	Exchange-Traded Equity			(3,207)
Total Common Stock Sold Short (Proceeds -$3,563)				(3,432)
Total Investments Sold Short (Proceeds -$687,979)				$(687,234)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (4.18%) (a) (b)
Swaps (4.17%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (q)	Credit	$13,973	12/18 - 6/22	$880
Interest Rate Swaps (r)	Interest Rates	215,026	12/17 - 1/45	2,217
Credit Default Swaps on Asset-Backed Indices (q)	Credit	1,041	12/37	10
North America
Credit Default Swaps on Corporate Bonds (q)
Communications	Credit	4,210	9/19 - 6/22	477
Consumer	Credit	18,370	3/19 - 6/22	1,272
Energy	Credit	2,590	6/20 - 6/22	108
Financial	Credit	1,180	12/21	153
Total Credit Default Swaps on Corporate Bonds				2,010
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (s)	Credit	(48,350)	5/46 - 11/59	7,416
Interest Rate Swaps (t)	Interest Rates	(627,203)	12/17 - 1/45	4,359
Interest Rate Swaps (z)	Interest Rates	(26,600)	4/18 - 6/19	35
North America
Credit Default Swaps on Asset-Backed Securities (s)
Mortgage-related—residential	Credit	(6,641)	5/35 - 12/35	5,107
Credit Default Swaps on Corporate Bonds (s)
Basic Materials	Credit	(4,800)	3/20	66
Communications	Credit	(13,910)	6/20 - 6/22	1,421
Consumer	Credit	(350)	6/22	27
Energy	Credit	(51,340)	3/18 - 6/22	2,983
Total Credit Default Swaps on Corporate Bonds				4,497
Total Swaps (Net cost $36,061)				26,531
Options (0.00%)
Purchased Options:
Interest Rate Caps (w)	Interest Rates	113,453	3/18 - 5/19	2
North America
Equity Call Options (y)
Consumer	Equity Market	16	10/17	23
Equity Put Options (y)
Consumer	Equity Market	5	7/17	2
Total Options (Cost $101)				27
Futures (0.01%)
Short Futures
U.S. Treasury Note Futures (x)	Interest Rates	$(6,800)	9/17	$44
Total Futures				44
Total Financial Derivatives–Assets (Net cost $36,162)				$26,602

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Liabilities (-4.24%) (a) (b)
Swaps (-4.02%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (q)	Credit	$10,157	3/49 - 11/59	$(1,770)
Interest Rate Swaps (r)	Interest Rates	149,817	2/19 - 1/45	(3,423)
North America
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	9,460	6/20 - 6/22	(824)
Communications	Credit	15,715	12/21	(2,039)
Consumer	Credit	13,156	12/20 - 6/22	(1,660)
Energy	Credit	29,927	6/19 - 6/22	(2,595)
Total Credit Default Swaps on Corporate Bonds				(7,118)
Europe
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	12	12/19	(11)
Total Credit Default Swaps on Corporate Bonds				(11)
Short Swaps:
Interest Rate Swaps (t)	Interest Rates	(185,485)	8/17 - 12/45	(990)
Credit Default Swaps on Corporate Bond Indices (s)	Credit	(223,178)	12/18 - 6/22	(7,361)
North America
Credit Default Swaps on Asset-Backed Securities (s)
Mortgage-related—residential	Credit	(3,000)	3/35	(207)
Credit Default Swaps on Corporate Bonds (s)
Basic Materials	Credit	(4,490)	12/21 - 6/22	(266)
Communications	Credit	(17,360)	12/17 - 6/22	(1,047)
Consumer	Credit	(45,102)	12/17 - 6/22	(2,701)
Energy	Credit	(9,020)	12/17 - 6/22	(282)
Industrial	Credit	(5,050)	6/21 - 12/21	(69)
Technology	Credit	(2,810)	6/22	(391)
Total Credit Default Swaps on Corporate Bonds				(4,756)
Total Return Swaps
Financial (u)	Equity Market	(24,986)	8/18 - 4/19	(1)
Total Total Return Swaps				(1)
Total Swaps (Net proceeds -$19,994)				(25,637)
Futures (-0.01%)
Short Futures:
Eurodollar Futures (v)	Interest Rates	(42,000)	9/17	(47)
Total Futures				(47)
Forwards (-0.21%)
Short Forwards:
Currency Forwards (aa)	Currency	(73,747)	9/17	(1,319)
Total Forwards				(1,319)
Total Financial Derivatives–Liabilities (Net proceeds -$19,994)				$(27,003)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2017 (CONCLUDED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At June 30, 2017, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 92.22%, 41.33%, and 25.62% of Total Equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)	Investment in collateralized loan obligation notes that were issued and are managed by related parties of the Company. See Note 7 to the Notes to the Consolidated Financial Statements.

(f)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 7 to the Notes to the Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Financial Management LLC. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At June 30, 2017 loans for which the Company has beneficial interests in the net cash flows, totaled $9.1 million. See Note 7 to the Notes to the Consolidated Financial Statements.

(h)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At June 30, 2017 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $87.4 million. See Note 7 to the Notes to Consolidated Financial Statements.

(i)
Includes the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C., in the amount of $6.0 million as of June 30, 2017. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 7 to the Notes to Consolidated Financial Statements.

(j)	Includes non-performing commercial loans in the amount of $6.6 million whereby principal and/or interest is past due and a maturity date is not applicable.

(k)	Number of properties not shown in thousands, represents actual number of properties owned.

(l)	As of June 30, 2017, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $4.7 million.

(m)	Represents the Company's investment in a related party. See Note 7 to the Notes to the Consolidated Financial Statements.

(n)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(o)
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

(p)
At June 30, 2017, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 48.81%, 20.10%, and 1.74% of Total Equity, respectively.

(q)	For long credit default swaps, the Company sold protection.

(r)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(s)	For short credit default swaps, the Company purchased protection.

(t)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(u)	Notional value represents number of underlying shares times the closing price of the underlying security.

(v)	Every $1,000,000 in notional value represents one contract.

(w)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(x)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of June 30, 2017, 68 contracts were held.

(y)	Notional value represents the number of common shares we have the option to purchase multiplied by the strike price.

(z)	The Company pays a floating rate and receives a floating rate.

(aa)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	159.17%
A/A/A	0.05%
Aaa/AAA/AAA	3.48%
Baa/BBB/BBB	3.92%
Ba/BB/BB or below	38.17%
Unrated	76.88%

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Private Label Securities (0.81%)
North America
Mortgage-related—Residential
$36,498	Various	0.50% - 2.00%	6/44 - 9/47	$973
Mortgage-related—Commercial
72,535	Various	1.25% - 2.71%	10/47 - 12/49	4,254
Total Interest Only - Private Label Securities (Cost $4,963)				5,227
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
90,639	Various	—%	6/37	—
Mortgage-related—Commercial
—	Various	—%	7/45 - 12/49	—
Total Other Private Label Securities (Cost $245)				—
Total Private Label Securities (Cost $189,625)				186,876
Total Mortgage-Backed Securities (Cost $1,089,765)				1,084,843
Collateralized Loan Obligations (6.97%)
North America (3.49%)
69,917	Various	0.00% - 7.88%	11/17 - 6/24	22,519
Total North America (Cost $25,860)				22,519
Europe (3.48%)
28,053	Various	0.00% - 3.84%	1/22 - 3/25	22,437
Total Europe (Cost $23,227)				22,437
Total Collateralized Loan Obligations (Cost $49,087)				44,956
Consumer Loans and Asset-backed Securities backed by Consumer Loans (16.62%) (e) (af)
North America (16.15%)
Consumer (f) (g)
103,026	Various	5.31% - 60.28%	1/17 - 12/21	104,108
Total North America (Cost $108,982)				104,108
Europe (0.47%)
Consumer
3,449	Various	—%	8/24 - 3/26	3,049
Total Europe (Cost $2,133)				3,049
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $111,115)				107,157

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Equity Investments (5.25%) (af)
North America (5.25%)
Consumer
n/a	Non-Controlling Equity Interest in Limited Liability Company (h)			$7,315
1,557	Non-Exchange Traded Corporate Equity			825
Diversified
191	Non-Exchange Traded Corporate Equity			3,162
Financial
51	Exchange Traded Equity			4,396
Mortgage-related—Commercial
n/a	Non-Controlling Interest in Mortgage-Related Private Partnership			3,090
Mortgage-related—Residential (ae)
1,838	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			14,325
6,750	Non-Exchange Traded Common Equity Investment in Mortgage Originators			675
Total North America (Cost $37,360)				33,788
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Total Corporate Equity Investments (Cost $37,360)				33,788
U.S. Treasury Securities (0.84%)
North America
Government
$5,620	U.S. Treasury Note	1.13% - 1.63%	5/21 - 5/26	5,419
Total U.S. Treasury Securities (Cost $5,635)				5,419
Total Long Investments (Cost $1,525,710)				$1,505,026

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

(c)
At December 31, 2016, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 73.78%, 42.13%, and 23.36% of Total Equity, respectively.

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

(n)
At December 31, 2016, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 32.67%, 22.21%, and 7.89% of Total Equity, respectively.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	139.27%
Aaa/AAA/AAA	0.84%
Aa/AA/AA	0.03%
A/A/A	0.05%
Baa/BBB/BBB	2.60%
Ba/BB/BB or below	30.24%
Unrated	60.39%

(ae)	Represents the Company's investment in a related party. See Note 7 to the Notes to the Consolidated Financial Statements.

(af)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended		Six Month Period Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$21,788	$18,990	$44,674	$39,417
Other income	872	1,024	1,811	2,692
Total investment income	22,660	20,014	46,485	42,109
EXPENSES
Base management fee	2,372	2,553	4,782	5,164
Interest expense	7,625	4,234	13,628	7,702
Other investment related expenses	2,058	2,191	3,579	3,938
Professional fees	697	834	1,379	1,690
Administration fees	180	312	362	653
Compensation expense	567	612	1,030	1,132
Insurance expense	120	150	256	307
Directors' fees and expenses	70	73	141	138
Share-based LTIP expense	95	99	189	199
Other expenses	444	435	932	843
Total expenses	14,228	11,493	26,278	21,766
NET INVESTMENT INCOME	8,432	8,521	20,207	20,343
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	691	1,226	1,285	(748)
Financial derivatives, excluding currency forwards	(4,046)	(2,231)	(5,627)	(12,285)
Financial derivatives—currency forwards	(2,523)	(972)	(3,345)	(1,305)
Foreign currency transactions	531	(354)	1,509	66
	(5,347)	(2,331)	(6,178)	(14,272)
Change in net unrealized gain (loss) on:
Investments	2,829	3,386	8,587	(1,016)
Financial derivatives, excluding currency forwards	(2,619)	(5,773)	(3,776)	(24,611)
Financial derivatives—currency forwards	(1,194)	3,500	(864)	454
Foreign currency translation	3,340	(2,301)	3,195	918
	2,356	(1,188)	7,142	(24,255)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(2,991)	(3,519)	964	(38,527)
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	5,441	5,002	21,171	(18,184)
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	377	17	829	31
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$5,064	$4,985	$20,342	$(18,215)
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.16	$0.15	$0.62	$(0.54)
CASH DIVIDENDS PER SHARE:
Dividends declared	$0.45	$0.50	$0.90	$1.00

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Six Month Period Ended June 30, 2017			Six Month Period Ended June 30, 2016
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2016 and 12/31/2015, respectively)	$637,661	$7,116	$644,777	$732,049	$6,903	$738,952
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			20,207			20,343
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			(6,178)			(14,272)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			7,142			(24,255)
Net increase (decrease) in equity resulting from operations	20,342	829	21,171	(18,215)	31	(18,184)
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		11,321	11,321		684	684
Dividends(1)	(29,388)	(191)	(29,579)	(33,404)	(212)	(33,616)
Distributions to non-controlling interests		(8,050)	(8,050)		(2,228)	(2,228)
Adjustment to non-controlling interest	(4)	4	—	(9)	9	—
Shares repurchased	(2,868)		(2,868)	(6,624)		(6,624)
Share-based LTIP awards	188	1	189	198	1	199
Net increase (decrease) in equity from transactions	(32,072)	3,085	(28,987)	(39,839)	(1,746)	(41,585)
Net increase (decrease) in equity	(11,730)	3,914	(7,816)	(58,054)	(1,715)	(59,769)
ENDING EQUITY (6/30/2017 and 6/30/2016, respectively)	$625,931	$11,030	$636,961	$673,995	$5,188	$679,183

(1)	For the six month periods ended June 30, 2017 and 2016, dividends totaling $0.90 and $1.00 respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Month Period Ended June 30,
	2017	2016
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$21,171	$(18,184)
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	9,370	14,322
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	(6,796)	24,894
Amortization of premiums and accretion of discounts (net)	15,618	10,333
Purchase of investments	(1,445,940)	(1,299,234)
Proceeds from disposition of investments	1,022,560	1,264,889
Proceeds from principal payments of investments	134,770	120,017
Proceeds from investments sold short	1,207,603	773,556
Repurchase of investments sold short	(1,116,008)	(905,408)
Payments on financial derivatives (1)	(44,958)	(168,054)
Proceeds from financial derivatives (1)	48,528	155,132
Share-based LTIP expense	189	199
Repurchase agreements	(81,840)	(10,303)
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(39,012)	168,812
Due from brokers	30,717	(57,520)
Interest and principal receivable	547	1,359
Restricted cash	230	952
Other assets	(3,522)	2,383
Increase (decrease) in liabilities:
Due to brokers	(8,882)	(20,082)
Payable for securities purchased and financial derivatives	139,361	31,799
Accounts payable and accrued expenses	669	(571)
Other liabilities	102	(504)
Interest and dividends payable	517	717
Base management fee payable	(45)	(220)
Net cash provided by (used in) operating activities	(115,051)	89,284

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Month Period Ended June 30,
	2017	2016
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$11,321	$684
Shares repurchased	(2,868)	(6,624)
Dividends paid	(29,579)	(33,616)
Distributions to non-controlling interests	(8,050)	(2,228)
Proceeds from issuance of other secured borrowings	81,648	23,238
Principal payments on other secured borrowings	(11,837)	(10,205)
Borrowings under reverse repurchase agreements	7,089,080	3,220,229
Repayments of reverse repurchase agreements	(7,003,423)	(3,324,313)
Net cash provided by (used in) financing activities	126,292	(132,835)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,241	(43,551)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,274	183,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,515	$140,358
Supplemental disclosure of cash flow information:
Interest paid	$12,554	$7,442
Share-based LTIP awards (non-cash)	189	199
Aggregate TBA trade activity (buys + sells) (non-cash)	11,157,765	11,246,156
Purchase of investments (non-cash)	(24,211)	—
Proceeds from principal payments of investments (non-cash)	4,315	—
Proceeds from the disposition of investments (non-cash)	25,693	—
Proceeds from issuance of securitized debt (non-cash)	17,175	—
Principal payments on other secured borrowings (non-cash)	(22,972)	—

(1)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities and sovereign debt, certain non-Agency RMBS and CMBS, CLOs, and corporate debt, and actively traded derivatives, such as interest rate swaps and foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, and CLOs; ABS, credit default swaps, or "CDS," on individual ABS, distressed corporate debt, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, non-listed equities, and private corporate debt and equity investments.

For certain financial instruments, the various inputs that management uses to measure fair value for such financial instrument may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for such financial instrument is based on the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the various inputs that management uses to measure fair value with the highest priority to inputs that are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets (Level 1) and the lowest priority to inputs that are unobservable and significant to the fair value measurement (Level 3). The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The market approach uses third-party valuations and information obtained from market transactions involving identical or similar assets or liabilities. The income approach uses projections of the future economic benefit of an instrument to determine its fair value, such as in the discounted cash flow methodology. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. The leveling of each financial instrument is reassessed at the end of each period. Transfers between levels of the fair value hierarchy are assumed to occur at the end of the reporting period.
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
For mortgage-backed securities, or "MBS," including To Be Announced MBS, or "TBAs," CLOs, and distressed and non-distressed corporate debt and equity, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Valuations for fixed-rate MBS pass-throughs issued by a U.S. government agency or government-sponsored enterprise are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed-rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically designated as Level 2 assets. Non-Agency MBS, Agency interest only and inverse interest only RMBS, and CLOs are generally classified as either Level 2 or Level 3 based on analysis of available market data and/or third-party valuations. The Company's investments in distressed corporate debt can be in the form of loans as well as total return swaps on loans. These investments as well as related non-listed equity investments are generally designated as Level 3 assets. Valuations for total return swaps are typically based on prices of the underlying loans received from widely used third-party pricing services. Investments in non-distressed corporate bonds are generally also valued based on prices received from third-party pricing services, and many of these bonds, because they are very liquid with readily observable data, are generally classified as Level 2 holdings. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.

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
(C) Purchase and Sales of Investments and Investment Income: Purchases and sales of investments are generally recorded on trade date, and realized and unrealized gains and losses are calculated based on identified cost. The Company amortizes premiums and accretes discounts on its debt investments. Coupon interest income on fixed-income investments is generally accrued based on the outstanding principal balance or notional value and the current coupon interest rate.
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
The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. Primarily to help mitigate interest rate risk, the Company enters into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates.
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
(P) LTIP Units: Long term incentive plan units ("LTIP Units") have been issued to the Company's dedicated or partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP Units issued to dedicated or partially dedicated personnel, or to independent directors, are measured as of the grant date based on the closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for LTIP Units are typically one year from issuance for independent directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
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

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at June 30, 2017:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$20,000	$—	$—	$20,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,008,975	$4,896	$1,013,871
U.S. Treasury securities	—	22,165	—	22,165
Private label residential mortgage-backed securities	—	55,427	79,123	134,550
Private label commercial mortgage-backed securities	—	20,036	13,809	33,845
Commercial mortgage loans	—	—	65,896	65,896
Residential mortgage loans	—	—	136,097	136,097
Collateralized loan obligations	—	79,614	42,536	122,150
Consumer loans and asset-backed securities backed by consumer loans	—	—	108,671	108,671
Corporate debt	—	74,049	20,535	94,584
Real estate owned	—	—	24,977	24,977
Corporate equity investments	1,625	—	35,698	37,323
Total investments, at fair value	1,625	1,260,266	532,238	1,794,129
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	5,107	5,107
Credit default swaps on corporate bond indices	—	880	—	880
Credit default swaps on corporate bonds	—	6,507	—	6,507
Credit default swaps on asset-backed indices	—	7,426	—	7,426
Interest rate swaps	—	6,611	—	6,611
Options	25	2	—	27
Futures	44	—	—	44
Total financial derivatives–assets, at fair value	69	21,426	5,107	26,602
Repurchase agreements	—	266,659	—	266,659
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$1,694	$1,548,351	$537,345	$2,087,390
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(450,055)	$—	$(450,055)
Government debt	—	(172,480)	—	(172,480)
Corporate debt	—	(61,267)	—	(61,267)
Common stock	(3,432)	—	—	(3,432)
Total investments sold short, at fair value	(3,432)	(683,802)	—	(687,234)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(7,361)	—	(7,361)
Credit default swaps on corporate bonds	—	(11,885)	—	(11,885)
Credit default swaps on asset-backed indices	—	(1,770)	—	(1,770)
Credit default swaps on asset-backed securities	—	—	(207)	(207)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Interest rate swaps	$—	$(4,413)	$—	$(4,413)
Total return swaps	—	(1)	—	(1)
Futures	(47)	—	—	(47)
Forwards	—	(1,319)	—	(1,319)
Total financial derivatives–liabilities, at fair value	(47)	(26,749)	(207)	(27,003)
Total investments sold short and financial derivatives–liabilities, at fair value	$(3,479)	$(710,551)	$(207)	$(714,237)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$28,050	Market Quotes	Non Binding Third-Party Valuation	$45.12	$188.00	$86.92
Collateralized loan obligations	39,195	Market Quotes	Non Binding Third-Party Valuation	37.54	438.51	112.64
Corporate debt and non-exchange traded corporate equity	13,506	Market Quotes	Non Binding Third-Party Valuation	1.38	99.50	82.85
Private label commercial mortgage-backed securities	7,992	Market Quotes	Non Binding Third-Party Valuation	5.38	41.43	23.46
Agency interest only residential mortgage-backed securities	1,644	Market Quotes	Non Binding Third-Party Valuation	16.52	19.74	18.12
Private label residential mortgage-backed securities	51,073	Discounted Cash Flows	Yield	2.8%	39.3%	10.0%
			Projected Collateral Prepayments	0.0%	83.3%	11.0%
			Projected Collateral Losses	0.5%	54.6%	43.5%
			Projected Collateral Recoveries	1.4%	49.0%	38.9%
			Projected Collateral Scheduled Amortization	0.0%	58.1%	6.6%
						100.0%
Private label commercial mortgage-backed securities	5,817	Discounted Cash Flows	Yield	3.4%	52.7%	18.0%
			Projected Collateral Losses	1.2%	8.2%	3.8%
			Projected Collateral Recoveries	6.6%	19.1%	12.4%
			Projected Collateral Scheduled Amortization	72.8%	92.1%	83.8%
						100.0%
Corporate debt	6,170	Discounted Cash Flows	Yield	16.1%	16.1%	16.1%
Collateralized loan obligations	3,341	Discounted Cash Flows	Yield	12.2%	54.6%	31.6%
			Projected Collateral Prepayments	66.8%	74.7%	68.9%
			Projected Collateral Losses	18.1%	22.9%	20.2%
			Projected Collateral Recoveries	1.2%	11.8%	9.2%
			Projected Collateral Scheduled Amortization	0.1%	5.0%	1.7%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Consumer loans and asset-backed securities backed by consumer loans	$108,671	Discounted Cash Flows	Yield	9.0%	16.0%	10.3%
			Projected Collateral Prepayments	0.0%	50.3%	36.1%
			Projected Collateral Losses	0.0%	97.7%	8.1%
			Projected Collateral Scheduled Amortization	0.0%	90.9%	55.8%
						100.0%
Performing commercial mortgage loans	59,289	Discounted Cash Flows	Yield	8.0%	15.4%	10.9%
Non-performing commercial mortgage loans and commercial real estate owned	30,952	Discounted Cash Flows	Yield	10.2%	25.7%	12.6%
			Months to Resolution	6.0	15.0	10.0
Performing residential mortgage loans	129,468	Discounted Cash Flows	Yield	0.4%	42.0%	5.8%
Non-performing residential mortgage loans and residential real estate owned	7,261	Discounted Cash Flows	Yield	2.6%	40.7%	11.2%
			Months to Resolution	4.1	134.5	32.8
Credit default swaps on asset-backed securities	4,900	Net Discounted Cash Flows	Projected Collateral Prepayments	19.9%	27.0%	22.6%
			Projected Collateral Losses	13.0%	25.7%	22.0%
			Projected Collateral Recoveries	5.3%	14.4%	9.2%
			Projected Collateral Scheduled Amortization	44.8%	54.3%	46.2%
						100.0%
Agency interest only residential mortgage-backed securities	3,252	Option Adjusted Spread ("OAS")	LIBOR OAS(1)	417	1,950	839
			Projected Collateral Prepayments	9.2%	100.0%	68.1%
			Projected Collateral Losses	0.0%	7.7%	0.4%
			Projected Collateral Scheduled Amortization	0.0%	90.8%	31.5%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entity	2,500	Enterprise Value	Equity Multiple(2)	1.3x	1.3x	1.3x
Non-exchange traded preferred equity and debt investment in mortgage-related entity	22,500	Recent Transactions	Transaction Price	N/A	N/A	N/A
Non-controlling equity interest in limited liability company	5,591	Recent Transactions	Transaction Price	N/A	N/A	N/A
Non-controlling equity interest in limited liability company	5,966	Net Discounted Cash Flows	Yield	9.1%	9.1%	9.1%

(1)	Shown in basis points.

(2)	Represent an estimation of where market participants might value an enterprise.
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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2016:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$90,000	$—	$—	$90,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$868,345	$29,622	$897,967
U.S. Treasury securities	—	5,419	—	5,419
Private label residential mortgage-backed securities	—	53,525	90,083	143,608
Private label commercial mortgage-backed securities	—	—	43,268	43,268
Commercial mortgage loans	—	—	61,129	61,129
Residential mortgage loans	—	—	84,290	84,290
Collateralized loan obligations	—	—	44,956	44,956
Consumer loans and asset-backed securities backed by consumer loans(1)	—	—	107,157	107,157
Corporate debt	—	55,091	25,004	80,095
Real estate owned	—	—	3,349	3,349
Corporate equity investments(1)	4,396	—	29,392	33,788
Total investments, at fair value	4,396	982,380	518,250	1,505,026
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	5,326	5,326
Credit default swaps on corporate bond indices	—	2,744	—	2,744
Credit default swaps on corporate bonds	—	2,360	—	2,360
Credit default swaps on asset-backed indices	—	16,713	—	16,713
Interest rate swaps	—	8,102	—	8,102
Total return swaps	—	—	155	155
Options	42	2	—	44
Futures	29	—	—	29

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Forwards	$—	$16	$—	$16
Warrants	—	—	106	106
Total financial derivatives–assets, at fair value	71	29,937	5,587	35,595
Repurchase agreements	—	184,819	—	184,819
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$4,467	$1,197,136	$523,837	$1,725,440
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(404,728)	$—	$(404,728)
Government debt	—	(132,442)	—	(132,442)
Corporate debt	—	(39,572)	—	(39,572)
Common stock	(8,154)	—	—	(8,154)
Total investments sold short, at fair value	(8,154)	(576,742)	—	(584,896)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(2,840)	—	(2,840)
Credit default swaps on corporate bonds	—	(6,654)	—	(6,654)
Credit default swaps on asset-backed indices	—	(2,899)	—	(2,899)
Credit default swaps on asset-backed securities	—	—	(256)	(256)
Interest rate swaps	—	(5,162)	—	(5,162)
Total return swaps	—	(55)	(249)	(304)
Futures	(69)	—	—	(69)
Forwards	—	(472)	—	(472)
Mortgage loan purchase commitments	—	(31)	—	(31)
Total financial derivatives–liabilities, at fair value	(69)	(18,113)	(505)	(18,687)
Total investments sold short, and financial derivatives–liabilities, at fair value	$(8,223)	$(594,855)	$(505)	$(603,583)

(1)	Conformed to current period presentation.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$47,024	Market Quotes	Non Binding Third-Party Valuation	$2.00	$101.02	$67.51
Collateralized loan obligations	37,517	Market Quotes	Non Binding Third-Party Valuation	9.42	100.25	83.36
Corporate debt and non-exchange traded corporate equity	19,017	Market Quotes	Non Binding Third-Party Valuation	1.88	102.25	87.14
Private label commercial mortgage-backed securities	27,283	Market Quotes	Non Binding Third-Party Valuation	5.17	77.75	40.88
Agency interest only residential mortgage-backed securities	23,322	Market Quotes	Non Binding Third-Party Valuation	2.47	20.17	11.65
Total return swaps	(94)	Market Quotes	Non Binding Third-Party Valuation (1)	98.25	99.50	98.77
Private label residential mortgage-backed securities	43,059	Discounted Cash Flows	Yield	0.6%	20.5%	11.0%
			Projected Collateral Prepayments	0.0%	81.0%	10.0%
			Projected Collateral Losses	1.4%	51.2%	41.4%
			Projected Collateral Recoveries	0.4%	53.6%	41.2%
			Projected Collateral Scheduled Amortization	0.0%	90.7%	7.4%
						100.0%
Private label commercial mortgage-backed securities	15,985	Discounted Cash Flows	Yield	8.8%	57.0%	23.6%
			Projected Collateral Losses	0.1%	5.3%	2.2%
			Projected Collateral Recoveries	0.9%	20.5%	10.7%
			Projected Collateral Scheduled Amortization	77.8%	99.0%	87.1%
						100.0%
Corporate debt and warrants	10,080	Discounted Cash Flows	Yield	19.7%	19.7%	19.7%
Collateralized loan obligations	7,439	Discounted Cash Flows	Yield	11.2%	50.3%	20.5%
			Projected Collateral Prepayments	11.4%	55.2%	45.5%
			Projected Collateral Losses	4.5%	28.3%	10.7%
			Projected Collateral Recoveries	1.5%	27.2%	8.6%
			Projected Collateral Scheduled Amortization	29.8%	51.5%	35.2%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans(2)	107,157	Discounted Cash Flows	Yield	9.0%	25.0%	11.0%
			Projected Collateral Prepayments	0.0%	45.4%	25.6%
			Projected Collateral Losses	3.3%	97.4%	9.4%
			Projected Collateral Scheduled Amortization	0.0%	87.7%	65.0%
						100.0%
Performing commercial mortgage loans	32,557	Discounted Cash Flows	Yield	8.0%	17.2%	11.6%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-performing commercial mortgage loans and commercial real estate owned	$30,222	Discounted Cash Flows	Yield	10.2%	27.8%	16.3%
			Months to Resolution	3.0	39.1	19.5
Performing residential mortgage loans	78,576	Discounted Cash Flows	Yield	5.0%	13.5%	6.6%
Non-performing residential mortgage loans and residential real estate owned	7,413	Discounted Cash Flows	Yield	5.8%	39.9%	9.7%
			Months to Resolution	1.8	162.9	41.9
Credit default swaps on asset-backed securities	5,070	Net Discounted Cash Flows	Projected Collateral Prepayments	19.3%	29.8%	22.7%
			Projected Collateral Losses	15.3%	27.6%	22.2%
			Projected Collateral Recoveries	4.7%	15.3%	8.7%
			Projected Collateral Scheduled Amortization	43.2%	50.2%	46.4%
						100.0%
Non-exchange traded equity investments in commercial mortgage-related private partnerships	3,090	Discounted Cash Flows	Yield	16.5%	16.5%	16.5%
			Expected Holding Period (Months)	2.9	2.9	2.9
Agency interest only residential mortgage-backed securities	6,300	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	142	2,831	568
			Projected Collateral Prepayments	0.0%	100.0%	62.6%
			Projected Collateral Losses	0.0%	15.7%	1.0%
			Projected Collateral Scheduled Amortization	0.0%	88.1%	36.4%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entity	2,500	Enterprise Value	Equity Multiple(4)	1.3x	1.3x	1.3x
Non-controlling equity interest in limited liability company(2)	7,315	Net Discounted Cash Flows	Yield	8.5%	8.5%	8.5%
Non-exchange traded preferred equity investment in mortgage-related entity	12,500	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Represents valuations on underlying assets.

(2)	Conformed to current period presentation.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise.
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
The tables below include a roll-forward of the Company's financial instruments for the three and six month periods ended June 30, 2017 and 2016 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended June 30, 2017

(In thousands)	Ending Balance as of March 31, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,425	$(2,320)	$(402)	$(163)	$(417)	$(126)	$—	$(21,101)	$4,896
Private label residential mortgage-backed securities	80,332	(476)	1,137	3,327	27,972	(9,733)	16,089	(39,525)	79,123
Private label commercial mortgage-backed securities	41,300	276	(3,338)	4,991	20	(16,734)	—	(12,706)	13,809
Commercial mortgage loans	62,508	101	79	(56)	4,500	(1,236)	—	—	65,896
Residential mortgage loans	112,650	537	1,133	(481)	37,048	(14,790)	—	—	136,097
Collateralized loan obligations	70,561	(4,849)	532	479	18,157	(23,233)	—	(19,111)	42,536
Consumer loans and asset-backed securities backed by consumer loans(1)	107,842	(3,208)	478	(555)	25,594	(21,480)	—	—	108,671
Corporate debt	59,609	154	216	29	36,397	(75,870)	—	—	20,535
Real estate owned	25,390	—	365	(401)	54	(431)	—	—	24,977
Corporate equity investments(1)	33,917	—	1,519	(994)	6,775	(5,519)	—	—	35,698
Total investments, at fair value	623,534	(9,785)	1,719	6,176	156,100	(169,152)	16,089	(92,443)	532,238
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,828	—	331	(721)	10	(341)	—	—	5,107
Total return swaps	—	—	65	—	—	(65)	—	—	—
Total financial derivatives– assets, at fair value	5,828	—	396	(721)	10	(406)	—	—	5,107
Total investments and financial derivatives–assets, at fair value	$629,362	$(9,785)	$2,115	$5,455	$156,110	$(169,558)	$16,089	$(92,443)	$537,345

(In thousands)	Ending Balance as of March 31, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2017
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(218)	$—	$(19)	$12	$446	$(428)	$—	$—	$(207)
Total return swaps	—	—	(85)	—	21	64	—	—	—
Total financial derivatives– liabilities, at fair value	(218)	—	(104)	12	467	(364)	—	—	(207)

(1)	Conformed to current period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the three month period ended June 30, 2017. For Level 3 financial instruments held by the Company at June 30, 2017, change in net unrealized gain (loss) of $5.1 million, $(0.7) million, and $0.01 million for the three month period ended June 30, 2017 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of June 30, 2017, the Company transferred $92.4 million of securities from Level 3 to Level 2 and $16.1 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from multiple third-party pricing sources.
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

Six Month Period Ended June 30, 2017

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,622	$(4,913)	$(437)	$65	$1,785	$(125)	$—	$(21,101)	$4,896
Private label residential mortgage-backed securities	90,083	1,036	434	6,034	26,800	(29,349)	11,348	(27,263)	79,123
Private label commercial mortgage-backed securities	43,268	632	(2,996)	6,402	20	(20,811)	—	(12,706)	13,809
Commercial mortgage loans	61,129	631	416	1,150	27,545	(24,975)	—	—	65,896
Residential mortgage loans	84,290	678	1,081	(77)	71,186	(21,061)	—	—	136,097
Collateralized loan obligations	44,956	(6,032)	1,453	3,011	56,869	(38,609)	—	(19,112)	42,536
Consumer loans and asset-backed securities backed by consumer loans(1)	107,157	(6,264)	(74)	281	50,012	(42,441)	—	—	108,671
Corporate debt	25,004	253	548	187	83,492	(88,949)	—	—	20,535
Real estate owned	3,349	—	424	(295)	24,211	(2,712)	—	—	24,977
Corporate equity investments(1)	29,392	—	1,519	(723)	11,775	(6,265)	—	—	35,698
Total investments, at fair value	518,250	(13,979)	2,368	16,035	353,695	(275,297)	11,348	(80,182)	532,238
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,326	—	368	(218)	68	(437)	—	—	5,107
Total return swaps	155	—	222	(155)	—	(222)	—	—	—
Warrants	106	—	(100)	(6)	—	—	—	—	—
Total financial derivatives– assets, at fair value	5,587	—	490	(379)	68	(659)	—	—	5,107
Total investments and financial derivatives–assets, at fair value	$523,837	$(13,979)	$2,858	$15,656	$353,763	$(275,956)	$11,348	$(80,182)	$537,345
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(256)	$—	$(465)	$477	$465	$(428)	$—	$—	$(207)
Total return swaps	(249)	—	(292)	250	304	(13)	—	—	—
Total financial derivatives– liabilities, at fair value	(505)	—	(757)	727	769	(441)	—	—	(207)

(1)	Conformed to current period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the six month period ended June 30, 2017. For Level 3 financial instruments held by the Company at June 30, 2017, change in net unrealized gain (loss) of $9.0 million, $(0.2) million, and $0.05 million for the six month period ended June 30, 2017 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
As of June 30, 2017, the Company modified certain of its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of June 30, 2017, the Company transferred $80.2 million of securities from Level 3 to Level 2 and $11.3 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from multiple third-party pricing sources.

Six Month Period Ended June 30, 2016

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$24,918	$(3,945)	$(90)	$(679)	$302	$—	$—	$—	$20,506
Private label residential mortgage-backed securities	116,435	1,517	(283)	(2,370)	7,419	(12,461)	11,261	(9,007)	112,511
Private label commercial mortgage-backed securities	34,145	886	322	(3,840)	7,844	(4,415)	—	—	34,942
Commercial mortgage loans	66,399	1,272	182	223	13,424	(32,034)	—	—	49,466
Residential mortgage loans	22,089	248	865	127	32,066	(8,746)	—	—	46,649
Collateralized loan obligations	45,974	(2,869)	801	417	1,178	(12,392)	—	—	33,109
Consumer loans and asset-backed securities backed by consumer loans	115,376	(5,596)	6	(549)	88,956	(43,798)	—	—	154,395
Corporate debt	27,028	(46)	255	(2,102)	52,320	(40,481)	—	—	36,974
Real estate owned	12,522	—	2,238	(331)	10,672	(20,939)	—	—	4,162
Private corporate equity investments	22,088	—	(29)	(531)	6,517	(8,627)	—	—	19,418
Total investments, at fair value	486,974	(8,533)	4,267	(9,635)	220,698	(183,893)	11,261	(9,007)	512,132
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$6,332	$—	$464	$(255)	$12	$(485)	$—	$—	$6,068
Total return swaps	85	—	(103)	739	423	(320)	—	—	824
Warrants	150	—	(50)	—	—	—	—	—	100
Total financial derivatives– assets, at fair value	6,567	—	311	484	435	(805)	—	—	6,992
Total investments and financial derivatives–assets, at fair value	$493,541	$(8,533)	$4,578	$(9,151)	$221,133	$(184,698)	$11,261	$(9,007)	$519,124
Liabilities:
Investments sold short, at fair value
Corporate debt	$(448)	$(8)	$531	$(558)	$11,255	$(20,719)	$—	$—	$(9,947)
Total investments sold short, at fair value	(448)	(8)	531	(558)	11,255	(20,719)	—	—	(9,947)
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(221)	$—	$(79)	$24	$—	$42	$—	$—	$(234)
Total return swaps	(4,662)	—	(4,365)	3,646	4,686	(321)	—	—	(1,016)
Total financial derivatives– liabilities, at fair value	(4,883)	—	(4,444)	3,670	4,686	(279)	—	—	(1,250)
Guarantees:
Guarantees	(828)	—	—	516	—	—	—	—	(312)
Total guarantees	(828)	—	—	516	—	—	—	—	(312)
Total financial derivatives– liabilities and guarantees, at fair value	$(6,159)	$(8)	$(3,913)	$3,628	$15,941	$(20,998)	$—	$—	$(11,509)
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
There were no transfers of financial instruments between Level 1 and Level 2 during the three or six month periods ended June 30, 2017 and 2016.
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
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The fair value of the Company's positions in long TBA contracts are reflected on the Consolidated Condensed Schedule of Investments under TBA–Fixed-Rate Agency Securities and the fair value of the Company's positions in TBA contracts sold short are reflected on the Consolidated Condensed Schedule of Investments under TBA–Fixed-Rate Agency Securities Sold Short. The payables and receivables related to the Company's TBA securities are included on the Consolidated Statement of Assets, Liabilities, and Equity in Payable for securities purchased and Receivable for securities sold, respectively.
The below table details TBA assets, liabilities, and the respective related payables and receivables as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $172,950 and $67,720, respectively)	$179,874	$70,525
Receivable for securities sold relating to unsettled TBA sales	451,667	406,708
Liabilities:
TBA securities sold short, at fair value (Current principal: -$428,424 and -$384,155, respectively)	$(450,055)	$(404,728)
Payable for securities purchased relating to unsettled TBA purchases	(180,362)	(70,347)
Net short TBA securities, at fair value	(270,181)	(334,203)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and six month periods ended June 30, 2017 and 2016 are summarized in the tables below:
Three and Six Month Periods Ended June 30, 2017:

		Three Month Period Ended June 30, 2017		Six Month Period Ended June 30, 2017
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$312	$(709)	$(97)	$259
Credit default swaps on asset-backed indices	Credit	(1,283)	(488)	(2,456)	(2,610)
Credit default swaps on corporate bond indices	Credit	(886)	45	(1,172)	18
Credit default swaps on corporate bonds	Credit	(548)	(666)	458	(995)
Total return swaps	Equity Market/Credit	(603)	10	(1,356)	148
Interest rate swaps	Interest Rates	(834)	(960)	(580)	(801)
Futures	Interest Rates	(145)	53	(178)	37
Forwards	Currency	(2,523)	(1,194)	(3,345)	(864)
Warrants	Equity Market	—	—	(100)	(6)
Mortgage loan purchase commitments	Interest Rates	—	—	—	31
Options	Credit/ Equity Market	(78)	6	(149)	17
Total		$(6,588)	$(3,903)	$(8,975)	$(4,766)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $(19) thousand and $(3) thousand, for the three and six month periods ended June 30, 2017, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(90) thousand and $(126) thousand, for the three and six month periods ended June 30, 2017, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

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

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six month period ended June 30, 2017 and the year ended December 31, 2016:

Derivative Type	Six Month Period Ended June 30, 2017	Year Ended December 31, 2016
	(In thousands)
Interest rate swaps	$1,245,343	$1,731,368
Credit default swaps	427,602	1,586,923
Total return swaps	27,501	113,628
Futures	66,857	371,900
Options	78,081	357,260
Forwards	70,579	80,513
Warrants	702	1,640
Mortgage loan purchase commitments	2,943	6,143
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2017 and December 31, 2016, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at June 30, 2017 and December 31, 2016, are summarized below:

Credit Derivatives	June 30, 2017	December 31, 2016
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(5,999)	$(1,551)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$2,732	$4,552
Notional Value of Written Credit Derivatives (2)	$119,791	$117,476
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$62,434	$68,357

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at June 30, 2017, implied credit spreads on such contracts ranged between 25.1 and 1,040.5 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2016, implied credit spreads on such contracts ranged between 68.5 and 636.6 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2000 basis points was $(1.4) million and $(2.5) million as of June 30, 2017 and December 31, 2016, respectively. Estimated points up front on these contracts as of June 30, 2017 ranged between 48.3 and 72.6 points, and as of December 31, 2016 ranged between 45.0 and 72.6 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at June 30, 2017 and December 31, 2016 were $(5.7) million and $(3.3) million, respectively.
6. Borrowings
The Company's borrowings consist of reverse repurchase agreements and other secured borrowings. As of June 30, 2017 and December 31, 2016, the Company's total borrowings were $1.207 billion and $1.058 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with nineteen counterparties as of June 30, 2017 and twenty-one counterparties as of December 31, 2016.
At June 30, 2017, approximately 15% of open reverse repurchase agreements were with one counterparty. As of December 31, 2016, there was no counterparty that held 15% or more of the Company's outstanding reverse repurchase agreements. As of June 30, 2017 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 3 days to 306 days and from 3 days to 320 days as of December 31, 2016. Interest rates on the Company's open reverse repurchase agreements ranged from (2.75)% to 4.47% as of June 30, 2017 and from 0.60% to 3.76% as of December 31, 2016.

The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS and Credit assets, which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and U.S. Treasury securities, by remaining maturity as of June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$218,251	1.15%	15	$405,725	0.83%	18
31-60 Days	296,200	1.18%	46	195,288	0.94%	45
61-90 Days	160,959	1.33%	76	149,965	0.97%	74
91-120 Days	114,972	1.17%	104	8,240	0.83%	102
121-150 Days	—	—%	0	11,798	0.96%	131
151-180 Days	701	2.27%	160	19,296	1.05%	164
Total Agency RMBS	791,083	1.20%	52	790,312	0.89%	41
Credit:
30 Days or Less	66,501	1.70%	4	94,849	2.55%	16
31-60 Days	35,808	2.29%	46	26,974	2.36%	47
61-90 Days	71,938	2.60%	79	41,522	2.43%	77
91-120 Days	7,099	2.94%	97	10,084	2.91%	97
121-150 Days	6,709	3.60%	139	1,239	2.73%	124
151-180 Days	9,664	3.56%	166	12,616	3.17%	165
181-360 Days	103,342	3.87%	222	50,557	3.46%	316
Total Credit Assets	301,061	2.86%	112	237,841	2.75%	105
U.S. Treasury Securities:
30 Days or Less	27,094	1.23%	3	5,428	0.91%	4
Total U.S. Treasury Securities	27,094	1.23%	3	5,428	0.91%	4
Total	$1,119,238	1.65%	67	$1,033,581	1.32%	56
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2017 and December 31, 2016, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.27 billion and $1.15 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2017 include investments in the amount of $14.5 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $17.5 million and additional securities with a fair value of $1.7 million as of June 30, 2017 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2016 include investments in the amount of $33.4 million that were sold prior to year end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $39.2 million and additional securities with a fair value of $2.7 million as of December 31, 2016 as a result of margin calls from various counterparties.
As of June 30, 2017 and December 31, 2016 there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
The Company has entered into securitization transactions to finance certain of its commercial mortgage loans and REO. These securitization transactions are accounted for as collateralized borrowings. As of June 30, 2017 and December 31, 2016, the Company had outstanding borrowings in the amount of $46.0 million and $24.1 million, respectively, in connection with one such securitization which is included under the caption Other secured borrowings on the Company's Consolidated Statement of Assets, Liabilities, and Equity. As of June 30, 2017 and December 31, 2016, the fair value of commercial mortgage loans and REO collateralizing this borrowing was $77.2 million and $42.0 million, respectively. The facility accrues interest on a floating rate basis, and has a maturity in May 2019. The borrowing had an interest rate of 4.55% as of June 30, 2017. See Note 7, Related Party Transactions, for further information on the Company's secured borrowings.
In March 2017, the Company entered a non-recourse secured borrowing facility to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in November 2017 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying unsecured loans. The facility accrues interest on a floating rate basis, and has an expected maturity in November 2018. As of June 30, 2017, the Company had outstanding borrowings under this facility in the amount of $42.1 million which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.88% as of June 30, 2017.
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
Pursuant to the Company's management agreement, if the Company invests at issuance in the equity of any collateralized debt obligation that is managed, structured, or originated by Ellington or one of its affiliates, or if the Company invests in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, the base management and incentive fees payable by the Company to its Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any such management, origination, or structuring fees.
Summary information— For the three month periods ended June 30, 2017 and 2016, the total base management fee incurred was $2.4 million and $2.6 million respectively. For the six month periods ended June 30, 2017 and 2016, the total base management fee incurred was $4.8 million and $5.2 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2017, there was no Loss Carryforward.
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
Summary information—The Company did not incur any expense for incentive fees for either of the three or six month periods ended June 30, 2017 and 2016, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the six month periods ended June 30, 2017 and 2016, the Company reimbursed the Manager $2.7 million and $3.4 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
As of June 30, 2017, the mortgage originators in which the Company holds an equity investment represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
In March 2015, the Company entered into a flow mortgage loan purchase and sale agreement with a mortgage originator in which the Company holds an investment in preferred and common stock, whereby the Company has committed to purchase eligible residential mortgage loans. See Note 15, Commitments and Contingencies, for further information on such flow agreement. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, equal to 10.00%, on the unpaid amount of each advance from the date the advance is made until such advance is paid in full. The mortgage originator is required to repay advances made in full no later than two business days following the date the Company purchases the loans from the mortgage originator. As of June 30, 2017, there were $4.5 million in advances outstanding, which is included in Other assets on the Consolidated Statement of Assets, Liabilities, and Equity. The Company has also entered into an agreement whereby it guarantees the performance of such mortgage originator under a third-party master repurchase agreement. See Note 15, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangement.
In connection with another mortgage originator in which the Company holds an equity interest, the Company has entered into agreements whereby it guarantees the performance of such mortgage originator under a third-party master repurchase agreement. In April 2017 and again in May 2017 the Company and its co-investor provided the mortgage originator with a short-term loan, each in the amount of $5.0 million, with an interest rate of 6%. Of the total promissory notes issued in the amount of $10 million, the Company provided $5.0 million, which is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Debt. These promissory notes, inclusive of accrued interest are due in full on August 15, 2017. See Note 15, Commitments and Contingencies, for further information on the Company's guarantee of the third-party borrowing arrangement, as well as other obligations of the Company with respect to this mortgage originator.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company has investments in participation certificates related to consumer loans titled in the name of a related party of Ellington. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows, was $9.1 million and $7.6 million as of June 30, 2017 and December 31, 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. The Company and other affiliates acquire beneficial interests in the loans from the Purchasing Entity immediately upon purchase by the Purchasing Entity at the price paid by the Purchasing Entity. During the six month period ended June 30, 2017, the Company purchased loans under these agreements with an aggregate principal balance of $43.3 million. As of June 30, 2017, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $225.0 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $87.4 million and $43.2 million as of June 30, 2017 and December 31, 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, was $136.7 million and $86.0 million as of June 30, 2017 and December 31, 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.
The Company is a co-investor in certain small balance commercial loans with two other investors, including an unrelated third party and an affiliate of Ellington. These loans are held in a consolidated subsidiary of the Company. As of June 30, 2017, the aggregate fair value of these loans was $23.4 million and the non-controlling interests held by the unrelated third party and the Ellington affiliate were $0.9 million and $3.3 million, respectively.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with certain other entities managed by Ellington, or the "Affiliated Entities," in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the Affiliated Entities, respectively (the "SBC Assets"). In connection with this financing, each of the Company and the Affiliated Entities transferred their respective SBC Assets to a jointly owned entity, which in turn transferred these assets to a securitization trust. As of June 30, 2017, the trust has outstanding debt to a large financial institution in the amount of $102.5 million, which amortizes over a period ending in May 2019. While the Company's SBC Assets were transferred to the securitization trust, the Company's SBC Assets and the related debt have not been derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continues to retain the risks and rewards of ownership of its SBC Assets. The Company's portion of the total debt outstanding as of June 30, 2017 and December 31, 2016 was $46.0 million and $24.1 million, respectively, and is included under the caption Other secured borrowings on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent there is a default under the financing arrangement, such as the insolvency of either the Company or the Affiliated Entities, the assets of the non-defaulting party could be used to satisfy outstanding obligations under the financing arrangement. As of June 30, 2017, each of the Affiliated Entities was solvent.
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
The Issuer is deemed to be a variable interest entity, or "VIE." A VIE is an entity having either total at-risk equity that is insufficient to finance its activities without additional subordinated financial support, or whose at-risk equity holders lack the ability to control the entity's activities. Variable interests are investments or other interests in a VIE that will absorb portions of such VIE's expected losses or receive portions of the VIE's expected residual returns. Expected residual returns represent the expected positive variability in the fair value of a VIE's net assets. Because the Company holds a variable interest in the Issuer, and as the Issuer is deemed to be a VIE, the Company is required to evaluate its interest in the Issuer under ASC 810, Consolidation, or "ASC 810." Under the VIE model, the party that is deemed to be the primary beneficiary is required to consolidate the VIE. The primary beneficiary is defined as the party that has the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. While the Company retains credit risk in the securitization because the Company's beneficial interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on those assets, the Company does not retain the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. As a result, the Company determined that neither the Company nor the Acquiror is the primary beneficiary of the Issuer, and therefore the Company has not consolidated the Issuer.
In December 2016, in order to facilitate the financing of the Company's share of the subordinated note held by the Acquiror, the Company entered into a repurchase agreement with the Acquiror (the "Acquiror Repurchase Agreement") whereby the Company's share of the subordinated note held by the Acquiror was transferred to the Company as collateral under the Acquiror Repurchase Agreement. The Company then re-hypothecated this collateral to a third-party lending institution pursuant to a reverse repurchase agreement (the "Reverse Agreement"). The Acquiror Repurchase Agreement is included on the Company's Consolidated Statement of Assets, Liabilities and Equity under the caption, Repurchase Agreements, at fair value and on its Consolidated Condensed Schedule of Investments. The Company's obligation under the Reverse Agreement is included on its Consolidated Statement of Assets, Liabilities and Equity under the caption, Reverse repurchase agreements. As of June 30, 2017 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $6.2 million and the fair value of the related collateral was $9.4 million.

Participation in CLO Transaction
In June 2017, the Company and several other affiliates of Ellington (the "CLO Co-Participants") participated in a CLO securitization transaction (the “CLO Securitization”), collateralized by corporate loans and sponsored and managed by an affiliate of Ellington (the "CLO Manager"). Pursuant to the CLO Securitization, a newly formed special purpose entity (the "CLO Issuer") issued notes totaling $373.6 million in face amount, consisting of $187.5 million of secured senior notes, $97.3 million of secured subordinated notes, and $88.8 million of unsecured subordinated notes. The secured senior notes were sold to third parties, as were a portion of the secured subordinated notes. The notes issued by the CLO Issuer are backed by the cash flows from the underlying corporate loans, including loans that will be purchased during the reinvestment period, which is expected to end in July 2019.
The Company and one CLO Co-Participant transferred corporate loans with a fair value of approximately $62.0 million and $141.7 million, respectively, to the CLO Issuer in exchange for cash. The Company has no obligation to repurchase or replace securitized corporate loans that subsequently become delinquent or are otherwise in default, and the transfer by the Company was accounted for as a sale in accordance with ASC 860-10.
The Company and each of the CLO Co-Participants purchased various classes of subordinated notes issued by the CLO Issuer. In addition, the Company and the CLO Co-Participants also funded a newly formed entity (the "Risk Retention Vehicle") to purchase approximately 25% of the unsecured subordinated notes issued by the CLO Issuer, in order to comply with risk retention rules (the "Risk Retention Rules") under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as described below.
The Company purchased a total of $36.6 million face amount of secured and unsecured subordinated notes for an aggregate purchase price of $35.9 million. As of June 30, 2017, Company's investment in these notes had an aggregate fair value of $35.9 million, and is included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations. In addition to these investments, the Company's ownership interest in the Risk Retention Vehicle is approximately 25%, or $5.6 million, as of June 30, 2017, and is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
Pursuant to the CLO Securitization, the cash flows from the underlying loans are applied first to pay administrative and other expenses of the CLO Issuer and management fee to the CLO Manager, and any remaining available cash flows are then applied to pay interest and principal of the secured senior and secured subordinated notes, and to make distributions to the unsecured subordinated note holders, according to the contractual priorities set forth in the securitization cash flow waterfall. Furthermore, once the unsecured subordinated note holders have realized an annualized internal rate of return of 12% and as long as certain other criteria have been met, the CLO Manager receives, as an incentive fee, a specified percentage of any further distributions that would otherwise be made solely to the unsecured subordinated note holders.
The CLO Manager is entitled to receive management and incentive fees in accordance with the management agreement between the CLO Manager and the CLO Issuer. In accordance with the Company's Management Agreement, the Manager reduces the management fees payable to the Manager by an amount equal to the portion of the management fees payable by the CLO Issuer to the CLO Manager that is allocable to the Company's participating interest in the unsecured subordinated notes issued by the CLO Issuer.
Under the Risk Retention Rules, securitization sponsors are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets. The unsecured subordinated notes purchased by the Risk Retention Vehicle represent approximately 6% of the economic interest in the credit risk of the underlying corporate loans. While the Risk Retention Vehicle is generally required under the Risk Retention Rules to hold its investment in the CLO Issuer for a specified minimum amount of time, the Company is not required to hold its investment in the Risk Retention Vehicle for such minimum period. The CLO Manager has full and exclusive management and control of the business of the Risk Retention Vehicle and is required to hold its investment in the Risk Retention Vehicle for the specified minimum amount of time under the Risk Retention Rules.
The CLO Issuer and the Risk Retention Vehicle are each deemed to be VIEs. Because the Company holds a variable interest in the CLO Issuer and the Risk Retention Vehicle, and as the CLO Issuer and the Risk Retention Vehicle are deemed to be VIEs, the Company is required to evaluate its interests under ASC 810. The Company does not have the power to direct the activities of either the CLO Issuer or the Risk Retention Vehicle that most significantly impact each entity's economic performance. As a result, the Company determined that it is not the primary beneficiary of either the CLO Issuer or the Risk Retention Vehicle, and therefore the Company has not consolidated the CLO Issuer or the Risk Retention Vehicle.

8. Long-Term Incentive Plan Units
LTIP Units held pursuant to the Company's incentive plan are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the LTIP Units issued under the incentive plan are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units issued under the incentive plan for each of the three month periods ended June 30, 2017 and 2016 was $0.1 million. Total expense associated with LTIP Units issued under the incentive plan for each of the six month periods ended June 30, 2017 and 2016 was $0.2 million.
The below table details on the Company's unvested LTIP Units as of June 30, 2017:

Grant Recipient	Number of LTIP Units Granted	Grant Date	Vesting Date(1)
Independent directors:
	8,403	September 13, 2016	September 12, 2017
Partially dedicated employees:
	8,090	December 13, 2016	December 13, 2017
	5,583	December 13, 2016	December 13, 2018
	5,949	December 15, 2015	December 15, 2017
	686	December 15, 2015	December 31, 2017
Total unvested LTIP Units at June 30, 2017	28,711

(1)	Date at which such LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the three month periods ended June 30, 2017 and 2016:

	Three Month Period Ended June 30, 2017			Three Month Period Ended June 30, 2016
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (3/31/2017 and 3/31/2016, respectively)	375,000	94,539	469,539	375,000	74,938	449,938
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2017 and 6/30/2016, respectively)	375,000	94,539	469,539	375,000	74,938	449,938
LTIP Units Vested and Outstanding (6/30/2017 and 6/30/2016, respectively)	375,000	65,828	440,828	375,000	46,120	421,120
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the six month periods ended June 30, 2017 and 2016:

	Six Month Period Ended June 30, 2017			Six Month Period Ended June 30, 2016
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2016 and 12/31/2015, respectively)	375,000	94,539	469,539	375,000	74,938	449,938
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2017 and 6/30/2016, respectively)	375,000	94,539	469,539	375,000	74,938	449,938
LTIP Units Vested and Outstanding (6/30/2017 and 6/30/2016, respectively)	375,000	65,828	440,828	375,000	46,120	421,120
As of June 30, 2017, there were an aggregate of 1,932,190 common shares underlying awards, including LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.

9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of June 30, 2017, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2017 and December 31, 2016 these joint venture partners' interests in subsidiaries of the Company were $6.8 million and $3.0 million, respectively.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the three month periods ended June 30, 2017 and 2016, the Board of Directors authorized dividends totaling $0.45 per share and $0.50 per share, respectively. Total dividends paid during the three month periods ended June 30, 2017 and 2016 were $14.8 million and $16.7 million, respectively. During the six month periods ended June 30, 2017 and 2016, the Board of Directors authorized dividends totaling $0.90 per share and $1.00 per share, respectively. Total dividends paid during the six month periods ended June 30, 2017 and 2016 were $29.6 million and $33.6 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the three and six month periods ended June 30, 2017 and 2016:

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
Common Shares Outstanding (3/31/2017, 3/31/2016, 12/31/2016, and 12/31/2015, respectively)	32,164,215	32,962,979	32,294,703	33,126,012
Share Activity:
Shares repurchased	(51,518)	(219,623)	(182,006)	(382,656)
Common Shares Outstanding (6/30/2017, 6/30/2016, 6/30/2017, and 6/30/2016, respectively)	32,112,697	32,743,356	32,112,697	32,743,356
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of June 30, 2017 and 2016, the Company's issued and outstanding common shares would increase to 32,794,236 and 33,405,294 shares, respectively.
On March 6, 2017, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program supersedes the program that was previously adopted on August 3, 2015. During the three month period ended June 30, 2017, the Company repurchased 51,518 shares at an average price per share of $15.81 and a total cost of $0.8 million. During the six month period ended June 30, 2017, the Company repurchased 182,006 shares at an average price per share of $15.75 and a total cost of $2.9 million.

11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2017	2016	2017	2016
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$5,064	$4,985	$20,342	$(18,215)
Add: Net increase (decrease) in equity resulting from operations attributable to the participating non-controlling interest(1)	33	32	132	(115)
Net increase (decrease) in equity resulting from operations related to common shares, LTIP unit holders, and participating non-controlling interest	5,097	5,017	20,474	(18,330)
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	4,991	4,918	20,049	(17,970)
Net increase (decrease) in shareholders' equity resulting from operations– LTIP Units	73	67	293	(245)
Dividends Paid(2):
Common shareholders	(14,451)	(16,413)	(28,965)	(32,954)
LTIP unit holders	(211)	(225)	(423)	(450)
Non-controlling interest	(95)	(106)	(191)	(212)
Total dividends paid to common shareholders, LTIP unit holders, and non-controlling interest	(14,757)	(16,744)	(29,579)	(33,616)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(9,460)	(11,495)	(8,916)	(50,924)
LTIP unit holders	(138)	(158)	(130)	(695)
Non-controlling interest	(62)	(74)	(59)	(327)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP unit holders, and non-controlling interest	$(9,660)	$(11,727)	$(9,105)	$(51,946)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	32,117,492	32,840,429	32,182,690	32,962,056
Weighted average participating LTIP Units	469,539	449,938	469,539	449,938
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.45	$0.50	$0.90	$1.00
Undistributed (Distributed in excess of)	(0.29)	(0.35)	(0.28)	(1.54)
	$0.16	$0.15	$0.62	$(0.54)
Diluted earnings per common share:
Distributed	$0.45	$0.50	$0.90	$1.00
Undistributed (Distributed in excess of)	(0.29)	(0.35)	(0.28)	(1.54)
	$0.16	$0.15	$0.62	$(0.54)

(1)
For the three month periods ended June 30, 2017 and 2016, excludes net increase in equity resulting from operations of $0.3 million and $(0.1) million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 9. For the six month periods ended June 30, 2017 and 2016, excludes net increase in equity resulting from operations of $0.7 million and $0.1 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.

12. Counterparty Risk
As of June 30, 2017, investments with an aggregate value of approximately $1.27 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $14.5 million that were sold prior to period end but for which such sale had not yet settled as of June 30, 2017. At June 30, 2017 no single counterparty held more than 15% of the total amount held with dealers as collateral for various reverse repurchase agreements. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $83.7 million were held in custody at the Bank of New York Mellon Corporation.
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of June 30, 2017:

Dealer	% of Total Due from Brokers
J. P. Morgan Securities LLC	32%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of June 30, 2017:

Dealer	% of Total Receivable for Securities Sold
Bank of America Securities	49%
Barclays Capital Inc.	28%
In addition, the Company held cash and cash equivalents of $134.5 million and $123.3 million as of June 30, 2017 and December 31, 2016, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	June 30, 2017	December 31, 2016
Bank of New York Mellon Corporation	85%	27%
Goldman Sachs Financial Square Funds—Government Fund	15%	16%
Morgan Stanley Institutional Liquidity Fund—Government Portfolio	—%	16%
BlackRock Liquidity Funds FedFund Portfolio	—%	41%
13. Restricted Cash
The Company is required to maintain certain cash balances with counterparties and/or unrelated third parties for various activities and transactions.
In connection with a letter of credit with a mortgage originator in which the Company holds an equity interest, funds were deposited into an account for the benefit of the mortgage originator. This letter of credit was terminated in April 2017.
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement.
The Company is also required to maintain specific minimum cash balances in connection with certain regulated subsidiaries, including its subsidiary that holds various state mortgage origination licenses.
The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250	$250
Letter of credit	—	230
Flow consumer loan purchase and sale agreement	175	175
Total	$425	$655

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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2017 and December 31, 2016. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$26,602	$(16,748)	$—	$(3,898)	$5,956
Repurchase agreements	266,659	(266,659)	—	—	—
Liabilities
Financial derivatives–liabilities	(27,003)	16,748	—	10,255	—
Reverse repurchase agreements	(1,119,238)	266,659	835,078	17,501	—
December 31, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$35,595	$(15,082)	$—	$(7,933)	$12,580
Repurchase agreements	184,819	(184,819)	—	—	—
Liabilities
Financial derivatives–liabilities	(18,687)	15,082	—	3,574	(31)
Reverse repurchase agreements	(1,033,581)	184,819	809,573	39,189	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of June 30, 2017 and December 31, 2016 were $1.27 billion and $1.16 billion, respectively. As of June 30, 2017 and December 31, 2016, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $7.2 million and $14.9 million, respectively. As of June 30, 2017 and December 31, 2016, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $17.2 million and $14.8 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations,

warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of June 30, 2017 and December 31, 2016.
Commitments and Contingencies Related to Investments in Mortgage Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
In connection with its equity interest in a mortgage originator, as described in Note 7, Related Party Transactions, the Company has entered into agreements whereby it guarantees the performance of the mortgage originator under a master repurchase agreement. The Company's maximum aggregate guarantee under the agreement is capped at $125.0 million. As of June 30, 2017 the mortgage originator had borrowings, for which the Company has provided a guarantee under the agreement, in the amount of $47.3 million. The Company's obligation under this arrangement is deemed to be a guarantee under ASC 460-10, Guarantees, and is carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of both June 30, 2017 and December 31, 2016 the fair value of such guarantee was zero. As of June 30, 2017, the Company and its co-investor each had a commitment to invest an additional $5.0 million in this mortgage originator.
As described in Note 7, Related Party Transactions, the Company entered into a flow mortgage loan purchase and sale agreement with another mortgage originator whereby the Company has committed to purchase eligible residential mortgage loans, to the extent they are originated in accordance with the Company's specifications, which it may modify in its sole discretion, in an amount of at least $200 million. The Company may opt to increase the amount purchased in its sole discretion based on its evaluation of mortgage loans previously purchased as well as market conditions. As of June 30, 2017, the Company purchased loans under this agreement in the amount of $168.9 million. The Company has also entered into an agreement whereby it guarantees the performance of the mortgage originator under a master repurchase agreement. The Company's maximum guarantee is capped at $15.0 million. As of June 30, 2017 the mortgage originator had no outstanding borrowings under the agreement guaranteed by the Company. The Company's obligation under this arrangement is deemed to be a guarantee under ASC 460-10, Guarantees, and is carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of June 30, 2017 the fair value of such guarantee was zero.
16. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
Beginning Shareholders' Equity Per Share (3/31/2017, 3/31/2016, 12/31/2016, and 12/31/2015, respectively)	$19.78	$20.91	$19.75	$22.10
Net Investment Income	0.26	0.26	0.63	0.62
Net Realized/Unrealized Gains (Losses)	(0.09)	(0.11)	0.03	(1.17)
Results of Operations Attributable to Equity	0.17	0.15	0.66	(0.55)
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)	—	(0.03)	—
Results of Operations Attributable to Shareholders' Equity(1)	0.16	0.15	0.63	(0.55)
Dividends Paid to Common Shareholders	(0.45)	(0.50)	(0.90)	(1.00)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.01)	(0.02)	(0.02)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.01	0.03	0.03	0.05
Ending Shareholders' Equity Per Share (6/30/2017, 6/30/2016, 6/30/2017, and 6/30/2016, respectively)(3)	$19.49	$20.58	$19.49	$20.58
Shares Outstanding, end of period	32,112,697	32,743,356	32,112,697	32,743,356

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of June 30, 2017 and 2016, shareholders' equity per share would be $19.21 and $20.31, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
Total Return	0.82%	0.82%	3.32%	(2.38)%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three month periods ended June 30, 2017 and 2016, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 5.16% and 1.15%, respectively. For the six month periods ended June 30, 2017 and 2016, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 10.29% and 8.00%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)(2)

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
Net Investment Income	5.24%	4.98%	6.31%	5.79%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016	Six Month Period Ended June 30, 2017	Six Month Period Ended June 30, 2016
Operating expenses, before interest expense and other investment related expenses	(2.83)%	(2.96)%	(2.83)%	(2.88)%
Interest expense and other investment related expenses	(6.02)%	(3.76)%	(5.37)%	(3.31)%
Total Expenses	(8.85)%	(6.72)%	(8.20)%	(6.19)%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
17. Subsequent Events
On July 31, 2017, the Company's Board of Directors approved a dividend for the second quarter of 2017 in the amount of $0.45 per share payable on September 15, 2017 to shareholders of record as of September 1, 2017.

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
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, or the "Operating Partnership." As of June 30, 2017, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through June 30, 2017, our Credit strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. Our Credit strategy includes non-Agency RMBS; residential and commercial mortgage loans, which can be performing or non-performing; real estate owned properties, or "REO"; consumer loans and ABS backed by consumer loans; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and corporate debt and equity. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2017, we financed our asset purchases primarily through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings and we expect to continue to obtain the vast majority of our financing through the use of reverse repos. In addition to financing our assets through reverse repos, we sometimes also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our commercial mortgage loans and REO and certain of our consumer loans. We have also obtained term financing for our consumer loans and leveraged corporate loans through the securitization markets. In each of these cases, we accounted for the securitization transaction as a sale.
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
As of June 30, 2017, outstanding borrowings under reverse repos and other secured borrowings were $1.2 billion and our debt-to-equity ratio was 1.90 to 1. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Of our total borrowings outstanding as of June 30, 2017, approximately 66%, or $791.1 million, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our Credit portfolio and U.S. Treasury securities.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of June 30, 2017, our diluted book value per share was $19.21 as compared to $19.50 as of March 31, 2017 and $19.46 as of December 31, 2016. On a diluted basis, the Company's total return for the three and six month periods ended June 30, 2017 was 0.85% and 3.38%, respectively. Additionally our diluted net-asset-value-based total return was 166.05% from our inception (August 17, 2007) through June 30, 2017, and our annualized inception-to-date diluted net-asset-value-based total return was 10.42% as of June 30, 2017.
Trends and Recent Market Developments
Key trends and recent market developments for the U.S. mortgage market and other credit markets include the following:

•
U.S. Federal Reserve and U.S. Monetary Policy—In June 2017, the U.S. Federal Reserve, or "Federal Reserve," raised its target range for the federal funds rate by 0.25% and provided a balance sheet normalization plan. In July 2017, the Federal Reserve indicated that it may begin to taper its bond holdings relatively soon, provided that the economy continues to improve;

•
Housing and Mortgage Market Statistics—Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for May showed a continuation of mid-single-digit home price appreciation nationally; meanwhile, mortgage rates declined over the course of the second quarter, with the Freddie Mac survey 30-year mortgage rate falling 26 basis points to end the quarter at 3.88%;

•
Household and Consumer Statistics—Data from the Federal Reserve Bank of New York's Quarterly Report on Household Debt and Credit indicated that aggregate household debt balances increased 1.2% to $12.73 trillion in the first quarter of 2017, finally surpassing the peak of $12.68 trillion reached in the third quarter of 2008. Additionally, in June the University of Michigan Surveys of Consumers Index of Consumer Sentiment fell 2.1% from a one-year high reached in May, but was still 1.7% higher year-over-year;

•
Portfolio Overview and Outlook—Non-Agency RMBS yield spreads continued to grind tighter, as did those for many other credit products such as CMBS, while demand remained strong for floating-rate debt instruments, including CLOs and leveraged loans. The energy-related sectors of the corporate bond market were notable exceptions to this trend, as yield spreads in these sectors widened in response to sharp declines in oil prices. Meanwhile, Agency RMBS remained one of the few fixed-income asset classes trading at the wider end of their trailing two-year range, with their option-adjusted spreads relatively unchanged quarter over quarter. Our total long Credit portfolio (excluding corporate credit relative value trading positions, hedges, and other derivatives) increased 6.9% to $684.7 million as of June 30, 2017, from $640.3 million as of March 31, 2017; and as of June 30, 2017, our long Agency RMBS portfolio was $834.0 million, as compared to $841.3 million as of March 31, 2017.

Federal Reserve and U.S. Monetary Policy
On June 14, 2017, the Federal Open Market Committee, or "FOMC," announced that it would raise the target range for the federal funds rate by 0.25%, to 1.00%–1.25%. This was a third consecutive quarterly increase in the target range for the federal funds rate. The FOMC also released its Policy Normalization Principles and Plans, which describes a plan to reduce the Federal Reserve's U.S. Treasury and Agency securities holdings gradually by decreasing reinvestment of the principal payments received from securities held in the System Open Market Account. Specifically, such payments will be reinvested only to the extent that they exceed gradually rising caps. For payments of principal received from holdings of Agency debt and mortgage-backed securities, the anticipated cap will be $4 billion per month initially and will increase by increments of $4 billion at three-month intervals over 12 months until the cap reaches $20 billion per month. The FOMC also anticipates that the caps (including a similar concept for U.S. Treasuries) will remain in place once they reach their respective maximums so that holdings will continue to decline in a gradual and predictable manner, until the FOMC judges that the Federal Reserve is holding no more securities than is necessary to implement monetary policy efficiently and effectively.
On July 26, 2017, the FOMC maintained the target range for the federal funds rate at 1.00%–1.25%. In its statement following the meeting, the FOMC indicated that economic activity has been rising moderately, job gains have been solid, and the unemployment rate has continued to decline. However, overall inflation has declined on a 12-month basis and is running below the committee's stated two percent longer-run objective. The FOMC reiterated that with gradual adjustments in monetary policy, it expects the expansion of economic activity to continue at a moderate pace, labor market conditions to continue to strengthen moderately, and inflation to stabilize around two percent over the medium term. The FOMC also expects economic conditions to evolve in such a way that only gradual increases in the federal funds rate would be warranted, and that the federal funds rate is likely to remain, for some time, below expected longer-run levels. While the FOMC maintained its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency mortgage-backed securities it stated that it expects to begin implementing its balance sheet normalization program relatively soon, provided that the economy performs as anticipated.
Housing and Labor Market Statistics
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for May 2017 showed that, on average, home prices posted a 5.7% year-over-year increase for its 20-City Composite and a 4.9% year-over-year increase for its 10-City Composite, after seasonal adjustments. We believe that near-term home price trends are more likely to be driven by fundamental factors such as economic growth, mortgage rates, and affordability, rather than by technical factors such as foreclosure inventory.
On July 7, 2017, the U.S. Bureau of Labor Statistics, or "BLS," reported that, in June 2017, the U.S. unemployment rate was 4.4%, down from 4.9% a year earlier. The unemployment rate of 4.4% was slightly higher than a 16-year low reached in May 2017 of 4.3%, and represents a level generally considered consistent with an economy operating at or near full employment. In light of the drop in the labor force participation rate since the financial crisis, another, perhaps more relevant, measure of labor market conditions is employment growth. The BLS also reported that non-farm payrolls rose by 222,000 in June 2017, which suggests that the labor market is returning to a more sustainable pace of growth that could support continued gains in consumer spending in the coming months. Over the past three months, job gains have averaged 194,000 per month.

Household and Consumer Statistics
As shown in the chart below, U.S. household debt continues to increase, and the composition of that debt continues to shift away from mortgage-related debt towards auto loan and student loan debt. Following the financial crisis, overall household debt declined for several consecutive years, as households scaled back borrowing and lenders tightened lending criteria. Household debt declined from a nominal peak of $12.68 trillion in the third quarter of 2008 to a trough level of $11.15 trillion in the second quarter of 2013, but has risen steadily since. According to the Federal Reserve Bank of New York's Quarterly Report on Household Debt and Credit, or the "Debt and Credit Report," total aggregate household debt reached $12.73 trillion in the first quarter of 2017, finally surpassing the peak of $12.68 trillion reached in the third quarter of 2008. This marked a $149 billion, or 1.2%, increase from the fourth quarter of 2016 and nearly three years of continued growth in aggregate household debt since the long period of deleveraging following the financial crisis. Aggregate mortgage-related debt is still $903 billion below the peak reached in the third quarter of 2008, but this has been offset by increases of $358 billion in auto loan debt and $733 billion in student loan debt over the same period.

Year-over-Year Growth
20%
15%
10%
5%
0%
-5%
-10%
Dec-04
Jul-05
Feb-06
Sep-06
Apr-07
Nov-07
Jun-08
Jan-09
Aug-09
Mar-10
Oct-10
May-11
Dec-11
Jul-12
Feb-13
Sep-13
Apr-14
Nov-14
Jun-15
Jan-16
Aug-16
Mar-17
Mortgage-Related Household Debt
Non-Mortgage Household Debt

Source: New York Fed Consumer Credit Panel/Equifax
According to the Debt and Credit Report, mortgage-related debt is still the largest component of household debt, and increased $130 billion quarter over quarter, to $9.08 trillion as of March 31, 2017. During the same period, outstanding auto loan debt increased $10 billion to $1.17 trillion, outstanding credit card debt declined $15 billion to $764 billion, and outstanding student loan debt increased $34 billion to $1.34 trillion. Overall improvement in the credit quality of loans made since the financial crisis has resulted in low and still-improving delinquency rates, with the exception of student loan delinquencies. Median borrower FICO credit scores for newly originated auto and mortgage loans tightened in the first quarter, increasing six points quarter over quarter to a median FICO score of 706 for auto loan borrowers, and increasing one point quarter over quarter to a median FICO score of 764 for mortgage loan borrowers.
The Index of Consumer Sentiment produced through University of Michigan's Survey of Consumers is an indicator of consumer views on current and future economic conditions, and is therefore viewed as a leading indicator of the propensity of households to make large expenditures and debt commitments. In June, the Consumer Sentiment Index reported a 1.7% year-over-year gain, as consumers hold more favorable views of the current state of the economy. The Index fell 2.1% month over month from a one year high reached in May, as consumers' prospects for the national economy declined in June. Despite the drop in the Index to a seven-month low in June, the survey indicated that most consumers still expected the economy to continue to expand during the year ahead.

Portfolio Overview and Outlook
General Market Overview
Volatility continued to hit new lows in the second quarter. The Merrill Lynch Option Volatility Estimate Index, or MOVE Index, sunk to a four year low, and the Chicago Board Options Exchange Volatility Index, known as the VIX, dropped to its lowest level in 23 years, while longer-term interest rates and MBS price volatility also declined. The 10-year U.S. Treasury traded in a 29 basis point band during the quarter, which was one of the tightest ranges for a quarter in the past 40 years. The 2-year U.S. Treasury yield rose 13 basis points to end the quarter at 1.38%, whereas the 10-year U.S. Treasury yield fell 9 basis points to 2.30%.
Non-Agency RMBS yield spreads continued to grind tighter, as did those for many other credit products such as CMBS, while demand remained strong for floating-rate debt instruments, including CLOs and leveraged loans. The energy-related sectors of the corporate bond market were notable exceptions to this trend, as yield spreads in these sectors widened in response to sharp declines in oil prices. Meanwhile, Agency RMBS remained one of the few fixed-income asset classes trading at the wider end of their trailing two-year range, with their option-adjusted spreads relatively unchanged quarter over quarter. We largely attribute the relative underperformance of Agency RMBS to concerns around the Federal Reserve's plan for tapering its asset purchases.
Credit
As of June 30, 2017, our total long Credit portfolio (excluding corporate relative value trading positions, hedges, and other derivatives) increased 6.9% to $684.7 million from $640.3 million as of March 31, 2017.
The primary components of our Credit strategy include: non-Agency RMBS; CMBS; performing, sub-performing, and non-performing residential and commercial mortgage loans; consumer loans and ABS; investments in mortgage-related entities; and credit hedges (including relative value trades involving credit hedging instruments). We also opportunistically invest in U.S. and European CLOs, distressed and non-distressed corporate debt, and corporate credit relative value trading when attractive opportunities in those markets arise.
During the second quarter, each of our credit strategies was profitable even after taking into account the credit hedges, with the notable exception of our corporate credit relative value trading strategy. We benefited from especially strong performance in our non-Agency RMBS strategy, our non-performing and re-performing U.S. residential mortgage loan strategy, and our CMBS strategy. We benefited from solid carry both in our securities portfolios and in our loan portfolios, as well as strong gains in most sectors. Our small balance commercial mortgage loan strategy, while still solidly profitable for the quarter, was not quite as profitable as in recent quarters as a result of a decline in resolutions during the period. In our corporate credit relative value trading strategy, we were generally long the cash-synthetic basis on lower-yielding credits and short the cash-synthetic basis on higher-yielding credits. Credit default swap spreads tightened less than bond spreads on higher-yielding credits in particular, and as a result we had net losses for this strategy for the quarter.
Over the course of the second quarter, we increased our holdings of residential and commercial mortgage loans and REO, both U.S. and European CLOs, and corporate debt. We continued to net sell down our U.S. non-Agency RMBS, redeploying the net proceeds received into other Credit strategy assets.
We contributed a portion of our leveraged loan portfolio to Ellington CLO I Ltd., a CLO securitization, and retained a portion of the junior tranches. This securitization effectively provides us with long-term, locked-in financing on the collateral pool, with an effective cost of funds well below the yield on the collateral pool. The size of our leveraged loan portfolio declined and our CLO holdings increased as a result of the securitization transaction.
Currently, our credit hedges consist primarily of financial instruments tied to high-yield corporate credit, such as credit default swaps, or "CDS," on high-yield corporate bond indices, as well as tranches and options on these indices; short positions in and CDS on corporate bonds; and positions involving exchange traded funds, or "ETFs," of high-yield corporate bonds. Our credit hedges also currently include CDS tied to individual MBS or an index of several MBS, such as CDS on CMBS indices, or "CMBX." We also opportunistically overlay our high-yield corporate credit-related hedges and mortgage-related hedges with certain relative value long/short positions involving the same or similar instruments. In the second quarter, credit hedges again reduced profitability in most of our credit strategies, as spreads in most credit sectors continued to tighten in the second quarter, including the high-yield corporate and CMBS sectors in which most of our credit hedges continue to be concentrated.
In addition to credit hedges, we also use interest rate hedges in our Credit strategy in order to protect our portfolio against the risk of rising interest rates. The interest rate hedges in our Credit strategy, which currently consist primarily of interest rate swaps, slightly reduced our results for the quarter. We also use foreign currency hedges in our Credit strategy, in order to protect our assets denominated in euros and British pounds against the risk of declines in those currencies against the U.S. dollar. We had net losses on our foreign currency hedges for the quarter, but these were more than offset by net gains on foreign currency-related transactions and translation. We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to adjust our exposures nimbly by hedging many forms of risk, such as credit risk, interest rate risk, and foreign currency risk.
As the case has been for some time, the fundamentals underlying non-Agency RMBS continue to be strong, led by a stable housing market. As legacy non-Agency RMBS continue to amortize, the range of expected outcomes for many of these assets has narrowed significantly; this trend, together with the minimal level of new RMBS issuance generally, has caused yield spreads on legacy non-Agency RMBS to compress significantly, leading us to rotate much of our Credit portfolio into higher-yielding assets. Our non-Agency RMBS portfolio, though much smaller now, performed well in the second quarter, benefiting from strong net interest margins, appreciation from our held positions, and net realized gains from positions sold. While our non-Agency RMBS portfolio currently represents a much smaller portion of our total Credit portfolio than it ever has, we intend to continue to opportunistically increase and decrease the size of this portfolio as market conditions vary. As of June 30, 2017, our investments in U.S. non-Agency RMBS totaled $72.6 million, as compared to $80.9 million as of March 31, 2017.
As of June 30, 2017, our CMBS portfolio consisted primarily of "B-pieces" issued post-crisis. B-pieces are the most subordinated (and therefore the highest yielding and riskiest) CMBS tranches. By purchasing new issue B-pieces, we believe that we have often been able to effectively "manufacture" our risk more efficiently than what has been generally available in the market, and to better target the collateral profiles and structures that we have preferred. However, so far in 2017 the competition for new issue B-pieces has greatly increased, and as a result yields in the sector have compressed to the point that we have not been acquiring new B-piece positions recently. We reduced our B-piece holdings during the quarter, generating net realized gains, and had partially offsetting losses on our hedges. In addition, during the second quarter we added BB-rated CMBS issued post-crisis. We currently see attractive relative value in these securities, as they have tightened less than both BBB-rated CMBS and unrated B-pieces.
Dispersion in deal performance has increased recently in CMBS as certain property markets, sectors and tenants have experienced stress. This trend should increase investment opportunities for us in this sector. The availability of a sector hedge, in the form of CMBX, allows us to capture individual bond outperformance relative to the overall CMBS market and mitigate risks around generally heightened commercial real estate valuations. As the cycle progresses, we expect that our long/short approach and our credit underwriting and assessment capabilities will generate additional opportunities. As of June 30, 2017, our U.S. CMBS bond portfolio decreased to $27.7 million, as compared to $31.3 million as of March 31, 2017.
As of June 30, 2017, our portfolio of small balance commercial mortgage loans included fourteen loans and nine REO properties with an aggregate value of $90.2 million; by comparison, as of March 31, 2017, this portfolio included thirteen loans and ten REO properties with an aggregate value of $86.7 million. During the second quarter, we had solid performance from this portfolio, although we did not have any significant resolutions during the period. Our real estate investment trust, or "REIT," subsidiary also originated a high-yield "bridge loan" during the quarter. The number and aggregate value of loans we hold, as well as the income generated by our loans, may fluctuate significantly from period to period, especially as loans are resolved or sold. We expect to continue to emphasize purchasing distressed loans from banks and special servicers through negotiated transactions, as opposed to through widely circulated auctions where there is greater competition and less assurance that reserve prices will be reasonable. We also expect to continue to originate high-yielding bridge loans. We believe that opportunities will accelerate in both distressed loans and bridge loans, as many commercial mortgage loans—including many originated pre-crisis—reach their maturity but are unable to be refinanced.
In Europe, we remain active in the legacy structured product markets such as MBS and CLOs, as well as the non-performing loan market. Our European non-performing loans include non-performing consumer loans, non-performing residential mortgage loans, and non-performing commercial mortgage loans made to small- and medium-sized enterprises. During the second quarter, we had strong performance from our structured product portfolio and our non-performing loan portfolio, although this performance was partially offset by losses from our credit hedges. We actively traded our MBS and CLO portfolio holdings in the second quarter, generating net gains, and reinvested the proceeds into other attractively priced securities. We expect to continue to take an opportunistic approach with respect to our participation in the European markets. As of June 30, 2017, our investments in European non-dollar denominated assets totaled $97.2 million, as compared to $81.3 million as of March 31, 2017. As of June 30, 2017, our total holdings of European non-dollar denominated assets included $62.0 million in RMBS (approximately 50% backed by non-performing loans), $6.1 million in CMBS, $26.1 million in CLOs, $2.9 million in ABS, and $0.1 million in distressed corporate debt. As of March 31, 2017, our total holdings of European non-dollar denominated assets included $40.6 million in RMBS (mostly backed by non-performing loans), $10.0 million in CMBS, $27.6 million in CLOs, $3.0 million in ABS, and $0.2 million in distressed corporate debt. These holdings include assets denominated in British pounds as well as in euros.

We remain active in non-performing and re-performing U.S. residential mortgage loans, or "residential NPLs," and have continued to focus our acquisitions on smaller, less competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers. While relatively small, our residential NPL portfolio performed well for the quarter and included the successful sale of a package of loans, generating net realized gains. As of June 30, 2017, we held $11.1 million in residential NPLs and related foreclosure property, as compared to $17.7 million as of March 31, 2017.
During the second quarter, we continued to acquire consumer loans under three existing flow agreements. Our portfolio primarily consists of unsecured loans, but also includes auto loans, and it performed well in the second quarter. We are actively evaluating other opportunities in the space, and we continue to explore additional financing arrangements. Our consumer loans are financed using reverse repurchase agreements, through the securitization markets, or other term secured borrowing facilities. As of June 30, 2017, our investments in U.S. consumer loans and ABS totaled $105.8 million, as compared to $104.9 million as of March 31, 2017.
During the second quarter, we continued to purchase non-QM loans at a steady pace, and our outlook for growth in this sector remains positive. As of June 30, 2017, our non-QM mortgage loan portfolio totaled $125.6 million, as compared to $96.2 million as of March 31, 2017. Through June 30, 2017, we have purchased approximately $168.9 million under our flow agreement, and loan performance has been excellent. The number of states where our origination partner is producing loans for us has increased according to expectations. We currently finance most of our non-QM loans under reverse repurchase agreements with large financial institutions, and we continue to actively monitor the securitization market for a potential issuance after we reach critical mass.
We remain active in U.S. CLOs. While our CLO trading activity in prior years was almost entirely within the legacy CLO space, our more recent activity has been primarily in 2012 and 2013 vintages. Additionally, during the second quarter, we participated in the Ellington CLO I Ltd. securitization described above, acquiring both $35.9 million of subordinated notes and a $5.6 million interest in the risk retention vehicle associated with the securitization. We actively traded our other U.S. CLO investments during the quarter, generating net realized gains in addition to strong carry. As of June 30, 2017, our investments in U.S. CLOs totaled $96.0 million as compared to $42.9 million as of March 31, 2017.
We continue to hold an equity investment in a reverse mortgage originator. During the second quarter, this originator acquired its license to issue Ginnie Mae HECM securitizations, furthering its goal to expand its footprint in the reverse mortgage origination space.
For the last few quarters, we have been active in a corporate credit relative value trading strategy, whereby we seek to identify and capitalize on short-term pricing disparities in the corporate credit markets. As a subset of this strategy, we often engage in "basis trading," where we hold long or short positions in the bonds of a corporate issuer and simultaneously hold offsetting positions in credit default swaps referencing the same corporate issuer. In the overall strategy, we typically use reverse repurchase agreements to finance the long corporate bond positions that we hold. During the second quarter, we were generally long the cash-synthetic basis on lower-yielding credits and short the cash-synthetic basis on higher-yielding credits. Credit default swap spreads tightened less than bond spreads on higher-yielding credits in particular, and as a result we had net losses for this strategy for the quarter. As of June 30, 2017, in this strategy, the aggregate market value of our long corporate bonds was $73.4 million, the aggregate market value of our short corporate bonds was $(53.1) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $92.8 million and $(125.2) million, respectively. As of March 31, 2017, in this strategy the aggregate market value of our long corporate bonds was $90.1 million, the aggregate market value of our short corporate bonds was $(77.9) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $105.7 million and $(118.1) million, respectively.
Agency
As of June 30, 2017, our long Agency RMBS portfolio was $834.0 million, as compared to $841.3 million as of March 31, 2017.
Consistent with past quarters, as of June 30, 2017, our Agency RMBS consisted mainly of "specified pools," particularly those with higher coupons. As of June 30, 2017, the weighted average coupon on our fixed-rate specified pools was 4.0%. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics. Our Agency strategy also includes RMBS that are backed by ARMs or Hybrid ARMs and reverse mortgages, and CMOs, including IOs, POs, and IIOs. Finally, our Agency strategy includes interest rate hedges for our Agency RMBS, as well as certain relative value trading positions in interest rate-related and TBA-related instruments.

Volatility remained low during the second quarter, while Agency RMBS remained one of the few fixed-income asset classes trading at the wider end of their trailing two-year range, with their option-adjusted spreads relatively unchanged quarter over quarter. We largely attribute this relative underperformance to fears revolving around the Federal Reserve's progress toward tapering its Agency RMBS reinvestments. Despite the anticipated reduced support from the Federal Reserve, we do not expect that Agency RMBS option-adjusted spreads will widen substantially, as they did during the 2013 "Taper Tantrum," largely because the investor base for Agency RMBS has changed substantially since then. Agency RMBS ownership has largely shifted away from investors such as the GSEs, certain money managers, and mortgage REITs whose activities, including delta-hedging and utilization of high degrees of leverage, tend to amplify price swings during periods of high volatility.
Pay-ups on specified pools were higher over the quarter, but strong TBA dollar rolls and the relative outperformance of TBAs compared to specified pools dampened our net income, as net short positions in TBAs continued to represent a significant portion of our interest rate hedging portfolio. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Average pay-ups on our specified pools increased to 0.77% as of June 30, 2017, from 0.66% as of March 31, 2017. During the quarter, net interest income and net realized and unrealized gains on our RMBS assets were significantly offset by net realized and unrealized losses on our interest rate hedges.
Our view remains favorable for specified pools despite their second quarter underperformance. While the Federal Reserve's Agency RMBS purchasing is now forecast to decline in the fourth quarter of this year, its purchases have always been in TBAs, not specified pools. The Agency pools that are delivered into TBA contracts are viewed as the most vulnerable to prepayments, but the Federal Reserve is relatively indifferent to these quality differences. As the Federal Reserve's buying subsides, we expect that the new marginal buyers of Agency RMBS will be more sensitive to these quality differences, which should be supportive of pay-ups and should therefore benefit our portfolio.
During the quarter we continued to hedge interest rate risk in our Agency strategy, primarily through the use of interest rate swaps and short positions in TBAs, and to a lesser extent, short positions in U.S. Treasury securities. During the quarter, longer-term interest rates rose, negatively impacting our interest rate swaps and short positions in U.S. Treasury securities and TBA roll prices held firm, generating losses on our short positions in TBAs. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of TBA positions decreased quarter over quarter relative to interest rate swaps. We believe that it is important to be able to hedge our Agency RMBS portfolio using a variety of instruments, including TBAs.
We actively traded our Agency RMBS portfolio during the quarter in order to capitalize on sector rotation opportunities. Our portfolio turnover for the quarter was approximately 15% (as measured by sales and excluding paydowns), and we had net realized losses of $(0.7) million, excluding interest rate hedges. Our portfolio selection continues to be informed by mortgage industry trends—including significant enhancements in technology that are helping streamline the origination process—and we note that refinancing capacity remains high, with employment in the mortgage industry near a post-financial crisis high.
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016.

	Three Month Period Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Three Month Constant Prepayment Rates(1)	11.9%	10.5%	15.1%	12.2%	10.3%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2017 and March 31, 2017:

		June 30, 2017			March 31, 2017
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$25,345	$26,072	19	$25,194	$25,862	19
	3.50	68,333	71,574	25	70,777	74,251	22
	4.00	10,546	11,136	47	11,264	11,940	44
	4.50	3,282	3,528	75	3,482	3,752	71
Total 15-year fixed-rate mortgages		107,506	112,310	27	110,717	115,805	25
20-year fixed-rate mortgages:
	4.00	1,851	1,972	44	1,871	1,986	40
	4.50	1,132	1,227	43	1,144	1,241	40
Total 20-year fixed-rate mortgages		2,983	3,199	44	3,015	3,227	40
30-year fixed-rate mortgages:
	2.50	2,179	2,132	8	3,490	3,383	5
	3.00	5,778	5,817	32	4,682	4,665	38
	3.50	107,250	110,798	18	105,833	108,826	16
	4.00	290,146	307,530	22	295,094	311,677	22
	4.50	129,010	139,382	30	121,762	131,516	32
	5.00	47,967	52,596	56	52,001	57,024	53
	5.50	2,818	3,132	104	2,837	3,147	101
	6.00	2,662	3,012	89	2,892	3,293	87
Total 30-year fixed-rate mortgages		587,810	624,399	27	588,591	623,531	27
Total fixed-rate Agency RMBS		$698,299	$739,908	27	$702,323	$742,563	26
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. The net short TBA position related to our specified pool holdings had a notional value of $410.5 million and a fair value of $432.5 million as of June 30, 2017, as compared to a notional value of $427.0 million and a fair value of $448.4 million as of March 31, 2017. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.0% as of June 30, 2017, as compared to 2.9% as of March 31, 2017. Excluding TBA positions used to hedge our specified pool holdings, our Agency premium as a percentage of fair value was approximately 5.8% and 5.5% as of June 30, 2017 and March 31, 2017, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
Our average cost of funds, including costs related to reverse repo financing and other secured borrowings for the three month period ended June 30, 2017 increased 28 basis points to 1.76%, from 1.48% for the three month period ended March 31 2017. Throughout the second quarter, reverse repo borrowing costs increased as LIBOR rose, which impacted our Agency as well as Credit-related borrowings.
Our leverage ratio including reverse repo and other secured borrowings increased to 1.85:1, excluding U.S. Treasury securities, as of June 30, 2017, as compared to 1.70:1 as of March 31, 2017. Our leverage ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Purchases and Sales of Investments and Investment Income: Purchase and sales transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. We generally amortize premiums and accrete discounts on our fixed-income investments using the effective interest method.

See the notes to our consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of June 30, 2017 and December 31, 2016.

	June 30, 2017					December 31, 2016
(In thousands)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)
Non-Agency RMBS and Residential Mortgage Loans	$331,501	$262,767	$79.27	$252,519	$76.17	$354,219	$226,543	$63.96	$220,321	$62.20
Non-Agency CMBS and Commercial Mortgage Loans	178,252	95,483	53.57	99,808	55.99	200,017	100,143	50.07	111,995	55.99
ABS and Consumer Loans	223,277	219,830	98.46	223,785	100.23	140,569	138,011	98.18	143,936	102.40
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)	733,030	578,080	78.86	576,112	78.59	694,805	464,697	66.88	476,252	68.54
Agency RMBS:
Floating	9,610	9,991	103.97	10,108	105.19	10,998	11,457	104.18	11,468	104.27
Fixed	698,299	739,908	105.96	742,175	106.28	685,334	726,142	105.95	727,068	106.09
Reverse Mortgages	50,986	55,315	108.49	55,941	109.72	55,910	60,221	107.71	61,174	109.41
Total Agency RMBS(4)	758,895	805,214	106.10	808,224	106.50	752,242	797,820	106.06	799,710	106.31
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)(4)	1,491,925	1,383,294	92.72	1,384,336	92.79	1,447,047	1,262,517	87.25	1,275,962	88.18
Agency Interest Only RMBS	n/a	28,783	n/a	29,184	n/a	n/a	29,622	n/a	30,096	n/a
Non-Agency Interest Only and Principal Only MBS and Other(5)(6)	n/a	23,129	n/a	20,018	n/a	n/a	19,711	n/a	21,748	n/a
TBAs:
Long	172,950	179,874	104.00	180,243	104.22	67,720	70,525	104.14	70,334	103.86
Short	(428,424)	(450,055)	105.05	(451,073)	105.29	(384,155)	(404,728)	105.36	(404,967)	105.42
Net Short TBAs	(255,474)	(270,181)	105.76	(270,830)	106.01	(316,435)	(334,203)	105.62	(334,633)	105.75
Long U.S. Treasury Securities	22,122	22,165	100.20	22,060	99.72	5,620	5,419	96.43	5,635	100.27
Short U.S. Treasury Securities	(106,045)	(104,924)	98.94	(104,922)	98.94	(72,871)	(69,762)	95.73	(69,946)	95.99
Short European Sovereign Bonds	(65,980)	(67,556)	102.39	(66,666)	101.04	(61,016)	(62,680)	102.73	(66,800)	109.48
Repurchase Agreements	266,659	266,659	100.00	265,403	99.53	184,819	184,819	100.00	185,205	100.21
Long Corporate Debt	111,293	94,584	84.99	95,816	86.09	95,664	80,095	83.73	81,036	84.71
Short Corporate Debt	(63,142)	(61,267)	97.03	(61,755)	97.80	(40,807)	(39,572)	96.97	(39,664)	97.20
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	20,000	n/a	20,000	n/a	n/a	18,090	n/a	17,243	n/a
Non-controlling equity interest in limited liability companies(6)	n/a	11,557	n/a	15,937	n/a	n/a	7,315	n/a	11,423	n/a
Non-Exchange Traded Corporate Equity	n/a	4,141	n/a	4,069	n/a	n/a	3,987	n/a	4,313	n/a
Long Common Stock	n/a	1,625	n/a	2,339	n/a	n/a	4,396	n/a	4,381	n/a
Short Common Stock	n/a	(3,432)	n/a	(3,563)	n/a	n/a	(8,154)	n/a	(8,052)	n/a
Real Estate Owned	n/a	24,977	n/a	25,462	n/a	n/a	3,349	n/a	3,539	n/a
Total		$1,373,554		$1,376,888			$1,104,949		$1,121,486

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(3)	Excludes non-Agency Interest Only and Principal Only MBS and Other (see footnote 5 below).

(4)	Excludes Agency Interest Only RMBS.

(5)	Other includes equity tranches of CLOs, Other private label securities, and residual-like non-Agency RMBS and ABS backed by consumer loans.

(6)	Conformed to current period presentation.
The following table summarizes our financial derivatives portfolio(1) as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$11,198	$(1,760)	$17,228	$(2,887)
Short CDS on RMBS and CMBS Indices	(48,350)	7,416	(112,999)	16,701
Short CDS on Individual RMBS	(9,641)	4,900	(10,134)	5,070
Net Mortgage-Related Derivatives	(46,793)	10,556	(105,905)	18,884
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	13,973	880	40,611	2,744
Short CDS referencing Corporate Bond Indices	(223,178)	(7,361)	(49,306)	(2,840)
Long CDS on Corporate Bonds	94,620	(5,119)	59,637	(1,408)
Short CDS on Corporate Bonds	(154,232)	(259)	(83,108)	(2,886)
Purchased Put Options on CDS on Corporate Bond Indices(2)	—	—	10,000	—
Short Total Return Swaps on Corporate Equities (3)	(24,986)	(1)	(42,093)	(55)
Long Total Return Swaps on Corporate Debt (4)	—	—	5,438	(94)
Interest Rate Derivatives:
Long Interest Rate Swaps	364,843	(1,206)	376,074	(2,122)
Short Interest Rate Swaps	(839,288)	3,404	(862,535)	5,062
Long Eurodollar Futures (6)	—	—	11,000	(8)
Short U.S. Treasury Note Futures (5)	(6,800)	44	(7,000)	19
Short Eurodollar Futures (6)	(42,000)	(47)	(62,000)	(51)
Purchased Call Equity Options(7)	16	23	16	42
Purchased Put Equity Options(7)	5	2	—	—
Interest Rate Caps	113,453	2	61,908	2
Total Net Interest Rate Derivatives		2,222		2,944
Other Derivatives:
Short Foreign Currency Forwards(8)	(73,747)	(1,319)	(54,787)	(456)
Warrants(9)	—	—	1,639	106
Mortgage Loan Purchase Commitments(10)	—	—	20,601	(31)
Total Net Derivatives		$(401)		$16,908

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

(5)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2017 and December 31, 2016 a total of 68 and 70 short U.S. Treasury note futures contracts were held, respectively.

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
As of June 30, 2017, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.8 billion as compared to $2.4 billion as of December 31, 2016. Total liabilities as of June 30, 2017 and December 31, 2016 were $2.2 billion and $1.8 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.1 billion and $1.7 billion as of June 30, 2017 and December 31, 2016, respectively, while our investments sold short and financial derivatives included in total liabilities were $714.2 million and $603.6 million as of June 30, 2017 and December 31, 2016, respectively. Investments sold short consist principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2017 and December 31, 2016, we had a net short TBA position of $270.2 million and $334.2 million, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of June 30, 2017, total assets included $179.9 million of TBAs as well as $451.7 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2016, total assets included $70.5 million of TBAs as well as $406.7 million of receivables for securities sold relating to unsettled TBA sales. As of June 30, 2017, total liabilities included $450.1 million of TBAs sold short as well as $180.4 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2016, total liabilities included $404.7 million of TBAs sold short as well as $70.3 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We often hold long and/or short positions in corporate bonds/equities. Our long and short positions in corporate bonds/equities can serve as outright investments, portfolio hedges, or components of relative value trading opportunities and/or strategies. We have also implemented an interest rate derivatives trading strategy. Within this strategy, we can take long and/or short positions in various interest rate-related instruments, such as U.S. Treasury securities, interest rate swaps, futures, and options. While some of the trading positions in this strategy are intended as hedges for various exposures in our overall portfolio, we also may take speculative positions to capitalize on what we view as market inefficiencies or anomalies.
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
We have entered into reverse repos to finance some of our assets. As of June 30, 2017 and December 31, 2016, indebtedness outstanding on our reverse repos was approximately $1.1 billion and $1.0 billion, respectively. As of June 30, 2017, we had total Agency RMBS financed with reverse repos of $822.5 million as compared to $809.2 million as of December 31, 2016. As of June 30, 2017, we had total Credit assets financed with reverse repos of $420.1 million as compared to $338.2 million as of December 31, 2016. As of June 30, 2017 and December 31, 2016 we also had total U.S. Treasury securities financed with reverse repos of $25.5 million and $5.4 million, respectively. Outstanding indebtedness under reverse repos for Agency RMBS as of June 30, 2017 and December 31, 2016 was $791.1 million and $790.3 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of June 30, 2017 and December 31, 2016 was $301.1 million and $237.8 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of June 30, 2017 and December 31, 2016 was $27.1 million and $5.4 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of June 30, 2017 and December 31, 2016 we had other secured borrowings in the amount of $88.1 million and $24.1 million, respectively, used to finance $140.6 million and $42.0 million, respectively, of commercial mortgage loans and REO, and consumer loans. As of June 30, 2017 and December 31, 2016 our debt-to-equity ratio was 1.90 to one and 1.64 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of June 30, 2017 and December 31, 2016 was 1.85 to one and 1.63 to one, respectively. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of June 30, 2017 and December 31, 2016, our derivative and TBA counterparties posted an aggregate value of approximately $3.9 million and $12.8 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For each of the six month periods ended June 30, 2017 and 2016, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $11.2 billion. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed-rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed-rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed-rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of June 30, 2017, our equity decreased by approximately $7.8 million to $637.0 million from $644.8 million as of December 31, 2016. This decrease principally consisted of dividends paid of $29.6 million, distributions to joint venture partners of approximately $8.1 million, and payments to repurchase common shares of $2.9 million. This was partially offset by a net increase in equity resulting from operations for the six month period ended June 30, 2017 of $21.2 million, and an increase related to contributions from our non-controlling interests of approximately $11.3 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $625.9 million as of June 30, 2017.

Results of Operations for the Three and Six Month Periods Ended June 30, 2017 and 2016
The table below represents the net increase (decrease) in equity resulting from operations for the three and six month periods ended June 30, 2017 and 2016.

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
(In thousands except per share amounts)	2017	2016	2017	2016
Interest income	$21,788	$18,990	$44,674	$39,417
Other income	872	1,024	1,811	2,692
Total investment income	22,660	20,014	46,485	42,109
Expenses:
Base management fee	2,372	2,553	4,782	5,164
Interest expense	7,625	4,234	13,628	7,702
Other investment related expenses	2,058	2,191	3,579	3,938
Other operating expenses	2,173	2,515	4,289	4,962
Total expenses	14,228	11,493	26,278	21,766
Net investment income	8,432	8,521	20,207	20,343
Net realized and change in net unrealized gain (loss) on investments	3,520	4,612	9,872	(1,764)
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(6,665)	(8,004)	(9,403)	(36,896)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	(3,717)	2,528	(4,209)	(851)
Net foreign currency gain (loss)	3,871	(2,655)	4,704	984
Net increase (decrease) in equity resulting from operations	5,441	5,002	21,171	(18,184)
Less: Net increase in equity resulting from operations attributable to non-controlling interests	377	17	829	31
Net increase (decrease) in shareholders' equity resulting from operations	$5,064	$4,985	$20,342	$(18,215)
Net increase (decrease) in shareholders' equity resulting from operations per share	$0.16	$0.15	$0.62	$(0.54)
Results of Operations for the Three Month Periods Ended June 30, 2017 and 2016
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the three month period ended June 30, 2017 we had a net increase in shareholders' equity resulting from operations of $5.1 million, as compared to $5.0 million for the three month period ended June 30, 2016. The slight increase in shareholders' equity resulting from operations period over period was primarily due to a decrease in our net realized and unrealized losses on our investments and financial derivatives. Total return based on changes in "net asset value" or "book value" for our common shares was 0.82% for the three month periods ended June 30, 2017 and 2016. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $8.4 million and $8.5 million for the three month periods ended June 30, 2017 and 2016, respectively. Net investment income consists of interest and other income less total expenses. The slight period-over-period decrease in net investment income was primarily due to an increase in total expenses, especially interest expense, partially offset by an increase in total investment income for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016. Short-term interest rates such as LIBOR have increased substantially since the three month period ended June 30, 2016, and this has led to an increase in the costs of our borrowings since they are generally short-term in nature.
Interest Income
Interest income was $21.8 million for the three month period ended June 30, 2017 as compared to $19.0 million for the three month period ended June 30, 2016. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was primarily due to an increase in the size of our corporate bond holdings, as well as a higher weighted average yield on our portfolio of yield-bearing assets, and a smaller negative "Catch-up Premium Amortization Adjustment," as described below.
For the three month period ended June 30, 2017, interest income from our Credit portfolio was $13.2 million, as compared to $13.4 million for the three month period ended June 30, 2016. The slight period-over-period decrease in interest income in this portfolio was primarily due to a lower weighted average yield for the three month period ended June 30, 2017. For the three month period ended June 30, 2017, interest income from our Agency RMBS was $6.4 million, while for the three month period ended June 30, 2016, interest income was $5.3 million. The period-over-period increase in interest income in our Agency portfolio was primarily due to a smaller negative "Catch-up Premium Amortization Adjustment," for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016, which was partially offset by the smaller size of the Agency portfolio in the later period.
Some of the variability in our interest income and portfolio yields is due to quarterly adjustments to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this quarterly adjustment as a "Catch-up Premium Amortization Adjustment." The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the second quarter of 2017, we had a negative Catch-up Premium Amortization Adjustment of approximately $0.2 million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 5.43% for the second quarter of 2017. By comparison, for the second quarter of 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $1.5 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the second quarter of 2016 would have been 5.47%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three month periods ended June 30, 2017 and 2016:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended June 30, 2017	$13,160	$593,538	8.87%	$6,397	$865,118	2.96%	$19,557	$1,458,656	5.36%
Three month period ended June 30, 2016	$13,441	$576,198	9.33%	$5,322	$903,380	2.36%	$18,763	$1,479,578	5.07%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long positions in U.S. Treasury securities, and repurchase agreements. Also excludes interest income on long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the three month periods ended June 30, 2017 and 2016, base management fee incurred, which is based on total equity at the end of each quarter, was $2.4 million and $2.6 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and other secured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos and other secured borrowings of $1.20 billion and $1.14 billion for the three month periods ended June 30, 2017 and 2016, respectively. Our total interest expense, inclusive of interest expense on our counterparties' cash collateral held by us, increased to $7.6 million for the three month period ended June 30, 2017, as compared to $4.2 million for the three month period ended June 30, 2016. This increase in our interest expense was primarily due to an increase in interest expense on corporate bonds sold short as well as an increase in the cost of our repo borrowings, which have increased as short-term interest rates, such as LIBOR and the federal funds rate, have increased as a result of Federal Reserve policy actions. The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings now relate to our loan portfolios, as loans generally carry higher borrowing rates and debt issuance costs as compared to securities.

The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos and other secured borrowings for the three month periods ended June 30, 2017 and 2016.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2017	$807,615	$2,226	1.11%	1.06%	1.42%
For the three month period ended June 30, 2016	$850,986	$1,499	0.71%	0.44%	0.92%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2017	$341,787	$2,915	3.42%	1.06%	1.42%
For the three month period ended June 30, 2016	$283,775	$2,216	3.14%	0.44%	0.92%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2017	$48,923	$112	0.92%	1.06%	1.42%
For the three month period ended June 30, 2016	$9,280	$7	0.28%	0.44%	0.92%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the three month period ended June 30, 2017	$1,198,325	$5,253	1.76%	1.06%	1.42%
For the three month period ended June 30, 2016	$1,144,041	$3,722	1.31%	0.44%	0.92%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.86% and 1.50% for the three month periods ended June 30, 2017 and 2016, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.50% and 3.57% for the three month periods ended June 30, 2017 and 2016, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the three month periods ended June 30, 2017 and 2016, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the three month periods ended June 30, 2017 and 2016 other investment related expenses were $2.1 million and $2.2 million, respectively.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended June 30, 2017 were $2.2 million as compared to $2.5 million for the three month period ended June 30, 2016. The decrease in our other operating expenses was primarily related to decreased professional fees and administration fees.
Net Realized and Unrealized Gains (Losses) on Investments
During the three month period ended June 30, 2017, we had net realized and unrealized gains on investments of $3.5 million as compared to net realized and unrealized gains of $4.6 million for the three month period ended June 30, 2016. Net realized and unrealized gains on investments of $3.5 million for the three month period ended June 30, 2017 resulted principally from net realized and unrealized gains on European structured products (RMBS, CMBS, and CLOs), U.S. CLOs, non-Agency RMBS, small balance commercial and residential mortgage loans, and corporate debt, partially offset by net realized and unrealized losses on TBAs, U.S. Treasury securities and sovereign securities. Our net short positions in TBAs, U.S. Treasury securities, and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the three month period ended June 30, 2017, generally tighter credit spreads led to net gains on our credit investments, while lower longer-term interest rates led to net losses on our short positions in U.S. Treasury securities and sovereign securities.
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
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three month period ended June 30, 2017, we had net realized and unrealized losses on our financial derivatives of $(10.4) million as compared to net realized and unrealized losses of $(5.5) million for the three month period ended June 30, 2016. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to high-yield corporate credit, credit default swaps on asset-backed indices and individual MBS, and total return swaps. Net realized and unrealized losses of $(10.4) million on our financial derivatives for the three month period ended June 30, 2017 resulted primarily from net losses on our foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, CDS on corporate bonds, and interest rate hedges. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(5.5) million for the three month period ended June 30, 2016 resulted primarily from net losses related to our CDS on high yield corporate bond indices, interest rate swaps, and total return swaps, partially offset by net gains on our options on CDS on high yield corporate bond indices and our CDS on asset-backed indices. Net gains on our currency forwards were largely offset by translation and transaction losses related to our non-dollar denominated European assets.
Results of Operations for the Six Month Periods Ended June 30, 2017 and 2016
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the six month period ended June 30, 2017 we had a net increase in shareholders' equity resulting from operations of $20.3 million, and for the six month period ended June 30, 2016 we had a net decrease in shareholders' equity resulting from operations of $(18.2) million. The period-over-period reversal in our results of operations was primarily due to a significant decrease in our net realized and unrealized losses on our financial derivatives. Because our credit hedges during the six month period ended June 30, 2016 were primarily in the form of short positions in financial instruments tied to high-yield corporate credit, we incurred significant losses in the six month period ended June 30, 2016 as high-yield corporate credit rallied meaningfully during the period. For the six month period ended June 30, 2017, high-yield corporate credit also rallied, but we had significantly less exposure to these credit hedges during the period, and as a result we had much lower credit hedging losses as compared to the prior period. Total return based on changes in "net asset value" or "book value" for our common shares was 3.32% for the six month period ended June 30, 2017 as compared to (2.38)% for the six month period ended June 30, 2016. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $20.2 million and $20.3 million for the six month periods ended June 30, 2017 and 2016, respectively. Net investment income consists of interest and other income less total expenses. The slight period-over-period decrease in net investment income was primarily due to an increase in total expenses, especially interest expense, partially offset by an increase in total investment income for the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016. Since the first three months of 2016, short-term interest rates such as LIBOR have increased substantially, and this has led to an increase in the costs of our borrowings since they are generally short-term in nature. We have also increased our portfolio of corporate bond short positions which incur interest expense.
Interest Income
Interest income was $44.7 million for the six month period ended June 30, 2017 as compared to $39.4 million for the six month period ended June 30, 2016. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was primarily due to an increase in the size of our corporate bond holdings, as well as an increase in the overall weighted average yield on our portfolio of yield-bearing assets, and a positive Catch-up Premium Amortization Adjustment for the six month period ended June 30, 2017.
For the six month period ended June 30, 2017, interest income from our Credit portfolio was $25.6 million, as compared to $26.2 million for the six month period ended June 30, 2016. The slight period-over-period decrease in interest income in this portfolio was primarily due to the smaller size of the portfolio and lower weighted average yield for the six month period ended June 30, 2017. For the six month period ended June 30, 2017, interest income from our Agency RMBS was $15.0 million, while for the six month period ended June 30, 2016, interest income was $12.9 million. The period-over-period increase in interest income in this portfolio was primarily due to a positive Catch-up Premium Amortization Adjustment for the six month period ended June 30, 2017 as compared to a negative Catch-up Premium Amortization Adjustment for the six month period ended June 30, 2016.
For the six month period ended June 30, 2017, we had a positive Catch-up Premium Amortization Adjustment of approximately $1.8 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 5.43% for the six month period ended June 30, 2017. By comparison, for the six month period ended June 30, 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $1.1 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the six month period ended June 30, 2016 would have been 5.36%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six month periods ended June 30, 2017 and 2016:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six month period ended June 30, 2017	$25,621	$574,198	8.92%	$15,027	$855,035	3.51%	$40,648	$1,429,233	5.69%
Six month period ended June 30, 2016	$26,206	$576,567	9.09%	$12,878	$922,412	2.79%	$39,084	$1,498,979	5.21%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the six month periods ended June 30, 2017 and 2016, base management fee incurred, which is based on total equity at the end of each quarter, was $4.8 million and $5.2 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and other secured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. We had average borrowed funds under reverse repos and other secured borrowings of $1.16 billion for each of the six month periods ended June 30, 2017 and 2016. Our total interest expense, inclusive of interest expense on our counterparties' cash collateral held by us, increased to $13.6 million for the six month period ended June 30, 2017, as compared to $7.7 million for the six month period ended June 30, 2016. This increase in our interest expense was primarily due to an increase in interest expense on short corporate bonds as well as an increase in the cost of our repo borrowings, which have increased as short-term interest rates, such as LIBOR and the federal funds rate, have increased as a result of Federal Reserve policy actions. The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings now relate to our loan portfolios, as loans generally carry higher borrowing rates and debt issuance costs as compared to securities.
The tables below show our average borrowed funds, interest expense, average cost of funds, and average one-month and average six-month LIBOR rates under our reverse repos and other secured borrowings for the six month periods ended June 30, 2017 and 2016.
Agency Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2017	$800,253	$4,083	1.03%	0.94%	1.40%
For the six month period ended June 30, 2016	$873,731	$2,926	0.67%	0.44%	0.90%
Credit Portfolio

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2017	$317,217	$5,118	3.25%	0.94%	1.40%
For the six month period ended June 30, 2016	$274,642	$3,896	2.85%	0.44%	0.90%
U.S. Treasury Securities

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2017	$43,416	$165	0.77%	0.94%	1.40%
For the six month period ended June 30, 2016	$14,838	$17	0.22%	0.44%	0.90%
Total

(In thousands)	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR
For the six month period ended June 30, 2017	$1,160,886	$9,366	1.63%	0.94%	1.40%
For the six month period ended June 30, 2016	$1,163,211	$6,839	1.18%	0.44%	0.90%
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.76% and 1.42% for the six month periods ended June 30, 2017 and 2016, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.93% and 3.79% for the six month periods ended June 30, 2017 and 2016, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the six month periods ended June 30, 2017 and 2016, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the six month periods ended June 30, 2017 and 2016 other investment related expenses were $3.6 million and $3.9 million, respectively. The decrease was primarily due to decreased dividend expense on common stock sold short.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the six month period ended June 30, 2017 were $4.3 million as compared to $5.0 million for the six month period ended June 30, 2016. The decrease in our other operating expenses was primarily related to decreased professional fees, administration fees, and compensation expense.
Net Realized and Unrealized Gains (Losses) on Investments
During the six month period ended June 30, 2017, we had net realized and unrealized gains on investments of $9.9 million as compared to net realized and unrealized losses of $(1.8) million for the six month period ended June 30, 2016. Net realized and unrealized gains on investments of $9.9 million for the six month period ended June 30, 2017 resulted principally from net realized and unrealized gains on European structured products (RMBS, CMBS, and CLOs), U.S. CLOs, non-Agency RMBS, small balance commercial and residential mortgage loans, and corporate debt, partially offset by net realized and unrealized losses on Agency RMBS, TBAs, U.S. Treasury securities and sovereign securities. Our net short positions in TBAs, U.S. Treasury securities, and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings. During the six month period ended June 30, 2017, generally tighter credit spreads led to net gains on our credit investments, while generally wider spreads led to net losses on our Agency RMBS.
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
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the six month period ended June 30, 2017, we had net realized and unrealized losses on our financial derivatives of $(13.6) million as compared to net realized and unrealized losses of $(37.7) million for the six month period ended June 30, 2016. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to high-yield corporate credit, credit default swaps on asset-backed indices and individual MBS and total return swaps. Net realized and unrealized losses of $(13.6) million on our financial derivatives for the six month period ended June 30, 2017 resulted primarily from net losses on our foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, CDS on corporate bonds and interest rate hedges. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(37.7) million for the six month period ended June 30, 2016 resulted primarily from net losses related to our CDS on high yield corporate bond indices, our interest rate swaps, and our total return swaps, partially offset by net gains on our options on CDS on high yield corporate bond indices and our CDS on asset-backed indices. Net losses on our currency forwards were largely offset by translation and transaction gains related to our non-dollar denominated European assets.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Six Month Period Ended June 30, 2017	$1,102,674	$1,119,238
Six Month Period Ended June 30, 2016	$1,151,718	$1,070,105
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	June 30, 2017
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$311,846	27.9%
31 - 60 Days	332,008	29.7%
61 - 90 Days	232,897	20.8%
91 - 120 Days	122,071	10.9%
121 - 150 Days	6,709	0.6%
151 - 180 Days	10,365	0.9%
181 - 360 Days	103,342	9.2%
	$1,119,238	100.0%
Reverse repos involving underlying investments that we sold prior to June 30, 2017, for settlement following June 30, 2017, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 27.4% with respect to Credit assets, 5.4% with respect to Agency RMBS assets, and 12.8% overall. As of December 31, 2016 these respective weighted average contractual haircuts were 29.6%, 5.3%, and 12.5%.
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
As of June 30, 2017 and December 31, 2016, we had $1.1 billion and $1.0 billion, respectively, of borrowings outstanding under our reverse repos. As of June 30, 2017, the remaining terms on our reverse repos ranged from 3 days to 306 days, with a weighted average remaining term of 67 days. As of December 31, 2016, the remaining terms on our reverse repos ranged from 3 days to 320 days, with a weighted average remaining term of 56 days. Our reverse repo borrowings were with a total of nineteen counterparties as of June 30, 2017 and twenty-one counterparties as of December 31, 2016. As of June 30, 2017 and December 31, 2016, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 1.66% and 1.32%, respectively. As of June 30, 2017, our reverse repos had interest rates ranging from (2.75)% to 4.47%. As of December 31, 2016, our reverse repos had interest rates ranging from 0.60% to 3.76%. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.3 billion and $1.2 billion as of June 30, 2017 and December 31, 2016, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
In addition to our borrowings under reverse repurchase agreements, we have entered into various transactions to finance certain of our commercial mortgage loans and REO and certain of our consumer loans; these transactions are accounted for as collateralized borrowings. As of June 30, 2017 and December 31, 2016 we had outstanding borrowings related to these transactions in the amount of $88.1 million and $24.1 million, respectively, which is reflected under the caption "Other secured borrowings" on the Consolidated Statement of Assets, Liabilities, and Equity. As of June 30, 2017 and December 31, 2016, the fair value of commercial mortgage loans and REO, and consumer loans collateralizing our other secured borrowings was $140.6 million and $42.0 million, respectively. See Note 6 in the notes to our consolidated financial statements for further information on the Company's other secured borrowings.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2017	$1,119,238	$1,121,884	$1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,044,621	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,178,552	1,205,385
December 31, 2015(1)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589
December 31, 2014	1,669,433	1,882,629	1,889,410
September 30, 2014	1,395,132	1,214,553	1,395,132

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

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. The following table reflects counterparties for which the amounts at risk relating to our repurchase agreements was greater than 5% of shareholders' equity as of June 30, 2017. As of December 31, 2016 there were no counterparties with an amount at risk greater than 5% of shareholders' equity.
June 30, 2017:

Counterparty	Amount at Risk(1)	Weighted Average Remaining Days to Maturity	Percentage of Shareholders' Equity
	(In thousands)
Nomura Securities International Inc.	$32,029	152	5.0%

(1)	Amounts at risk exclude, in aggregate, $0.1 million of net accrued interest, defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
Although we typically finance most of our holdings of Agency RMBS, as of June 30, 2017 and December 31, 2016, we held unencumbered Agency pools, on a settlement date basis, in the amount of $1.4 million and $40.0 million, respectively.
We held cash and cash equivalents of approximately $134.5 million and $123.3 million as of June 30, 2017 and December 31, 2016, respectively.
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
During the three month period ended June 30, 2017 we repurchased 51,518 common shares at an average price per share of $15.81 and a total cost of $0.8 million. During the six month period ended June 30, 2017 we repurchased 182,006 common shares at an average price per share of $15.75 and a total cost of $2.9 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. Through August 4, 2017, we have repurchased 128,267 shares under the current share repurchase program for an aggregate cost of $2.0 million.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the six month period ended June 30, 2017, we paid total dividends in the amount of $29.6 million related to the three month periods ended December 31, 2016 and March 31, 2017. In July 2017, our Board of Directors approved a dividend related to the second quarter of 2017 in the amount of $0.45 per share, or approximately $14.8 million, payable on September 15, 2017 to shareholders of record as of September 1, 2017. During the six month period ended June 30, 2016, we paid total dividends in the amount of $33.6 million related to the three month periods ended December 31, 2015 and March 31, 2016.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Six Month Period Ended June 30, 2017

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.45	$14,757		June 1, 2017	June 15, 2017
Second Quarter	$0.45	$14,757	*	September 1, 2017	September 15, 2017
* Estimated
Six Month Period Ended June 30, 2016

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.50	$16,744	June 1, 2016	June 15, 2016
Second Quarter	$0.50	$16,640	September 1, 2016	September 15, 2016

For the six month period ended June 30, 2017, our operating activities used net cash in the amount of $115.1 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $85.7 million. In addition we received proceeds from the issuance of other secured borrowings of $81.6 million and used $11.8 million to pay down principal on other secured borrowings. Thus our operating activities, when combined with our reverse repo financings and other secured borrowings, provided net cash of $40.4 million for the six month period ended June 30, 2017. In addition, contributions from non-controlling interests provided cash of $11.3 million. We used $29.6 million to pay dividends, $8.1 million for distributions to non-controlling interests (our joint venture partners), and $2.9 million to repurchase common shares. As a result there was an increase in our cash holdings of $11.2 million from $123.3 million as of December 31, 2016 to $134.5 million as of June 30, 2017.
For the six month period ended June 30, 2016, our operating activities provided net cash in the amount of $89.3 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $104.1 million. In addition we received proceeds from the issuance of other secured borrowings of $23.2 million less repayments of $10.2 million. Thus our operating activities, when combined with our reverse repo and other secured borrowings, used net cash of $1.8 million for the six month period ended June 30, 2016. We also used $33.6 million to pay dividends, $2.2 million for distributions to a non-controlling interest (our joint venture partner), and $6.6 million to repurchase common shares. In addition, contributions from a non-controlling interest member provided cash of $0.7 million. As a result there was a decrease in our cash holdings of $43.6 million from $183.9 million as of December 31, 2015 to $140.4 million as of June 30, 2016.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of June 30, 2017 and December 31, 2016 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of June 30, 2017, we had an aggregate amount at risk under our reverse repos with nineteen counterparties of approximately $168.1 million, and as of December 31, 2016, we had an aggregate amount at risk under our reverse repos with twenty-one counterparties of approximately $161.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2017 and December 31, 2016 does not include approximately $3.4 million and $3.1 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2017, we had an aggregate amount at risk under our derivative contracts with seventeen counterparties of approximately $30.7 million. We also had $9.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2016, we had an aggregate amount at risk under our derivatives contracts with eighteen counterparties of approximately $42.5 million. We also had $7.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with eight counterparties of approximately $5.8 million. As of December 31, 2016, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See Note 15 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 7 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At June 30, 2017 the Company had not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2017 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed-income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans underlying our RMBS, and changes in prepayment rates of certain of our consumer loan holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, the government sponsored HARP program, which was designed to encourage mortgage refinancings, continues to be a factor in prepayment risk, and could become a bigger factor if eligibility requirements are expanded or qualification processes are streamlined.

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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2017, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$8,155	1.28%	$13,953	2.19%	$(10,511)	(1.65)%	$(23,377)	(3.67)%
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	3,405	0.53%	7,044	1.11%	(3,171)	(0.50)%	(6,107)	(0.96)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(10,424)	(1.64)%	(21,260)	(3.34)%	10,008	1.57%	19,602	3.08%
Mortgage-Related Derivatives	52	0.01%	103	0.02%	(52)	(0.01)%	(105)	(0.02)%
Corporate Securities and Derivatives on Corporate Securities	4	—%	50	0.01%	38	0.01%	118	0.02%
Repurchase Agreements and Reverse Repurchase Agreements	(668)	(0.10)%	(1,334)	(0.21)%	652	0.10%	1,303	0.20%
Total	$524	0.08%	$(1,444)	(0.23)%	$(3,036)	(0.48)%	$(8,566)	(1.34)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2017 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 5. Other Information
On August 7, 2017, our Board of Directors approved an amendment (the "Amendment") to our Second Amended and Restated Limited Liability Company Agreement, dated as of July 1, 2009, as amended (the "Operating Agreement"). Our Board of Directors approved the Amendment, which became effective on August 7, 2017, to clarify that the definition of "Incentive Plans" in the Operating Agreement includes the Company's 2017 Equity Incentive Plan, which was approved by our Board of Directors on March 20, 2017 and our shareholders on May 16, 2017.
A copy of the Amendment is filed as Exhibit 3.3 hereto and incorporated herein by reference.
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

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
April 1, 2017 – April 30, 2017	51,518	$15.81	51,518	1,571,733
May 1, 2017 – May 31, 2017	—	—	—	1,571,733
June 1, 2017 – June 30, 2017	—	—	—	1,571,733
Total	51,518	$15.81	51,518	1,571,733
Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the six month period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	August 7, 2017	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	August 7, 2017	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the six month period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.