Form 10-Q
period 2017-09-30
Ellington Financial LLC
filed 2017-11-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2017
Common Shares Representing Limited Liability Company Interests, no par value	31,905,840

ELLINGTON FINANCIAL LLC

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	September 30, 2017	December 31, 2016
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$111,423	$123,274
Restricted cash	425	655
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $1,758,854 and $1,525,710)	1,756,432	1,505,026
Financial derivatives–assets, at fair value (Net cost – $41,041 and $40,724)	29,896	35,595
Repurchase agreements, at fair value (Cost – $194,265 and $185,205)	193,070	184,819
Total investments, financial derivatives, and repurchase agreements	1,979,398	1,725,440
Due from brokers	108,173	93,651
Receivable for securities sold and financial derivatives	499,053	445,112
Interest and principal receivable	25,006	21,704
Other assets	3,169	3,359
Total Assets	$2,726,647	$2,413,195
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $672,506 and $589,429)	$675,650	$584,896
Financial derivatives–liabilities, at fair value (Net proceeds – $28,507 and $12,012)	32,278	18,687
Total investments and financial derivatives	707,928	603,583
Reverse repurchase agreements	1,029,810	1,033,581
Due to brokers	3,613	12,780
Payable for securities purchased and financial derivatives	169,717	85,168
Other secured borrowings (Proceeds – $89,646 and $24,086)	89,646	24,086
Senior notes, net	84,752	—
Accounts payable and accrued expenses	4,230	3,327
Base management fee payable to affiliate	2,161	2,416
Interest and dividends payable	4,868	3,460
Other liabilities	198	17
Total Liabilities	2,096,923	1,768,418
EQUITY	629,724	644,777
TOTAL LIABILITIES AND EQUITY	$2,726,647	$2,413,195
Commitments and contingencies (Note 15)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(31,992,177 and 32,294,703 shares issued and outstanding)	$605,357	$627,620
Additional paid-in capital – LTIP Units	10,278	10,041
Total Shareholders' Equity	615,635	637,661
Non-controlling interests	14,089	7,116
Total Equity	$629,724	$644,777
PER SHARE INFORMATION:
Common shares	$19.24	$19.75

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (9.53%) (a) (b)
North America
Funds
$40,000	Goldman Sachs Financial Square Funds—Government Fund	0.91%		$40,000
20,000	Various	0.93%		20,000
Total Cash Equivalents—Money Market Funds (Cost $60,000)				$60,000

Long Investments (278.92%) (a) (b) (ab)
Mortgage-Backed Securities (177.77%)
Agency Securities (148.83%) (c)
Fixed-rate Agency Securities (135.89%)
Principal and Interest–Fixed-Rate Agency Securities (114.61%)
North America
Mortgage-related—Residential
$141,070	Federal National Mortgage Association Pools (30 Year)	4.00%	9/39 - 10/47	$149,859
111,168	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	11/41 - 7/47	117,973
69,470	Federal National Mortgage Association Pools (30 Year)	3.50%	9/42 - 5/47	72,004
62,675	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 7/47	67,923
53,631	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 3/32	56,239
43,951	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 10/47	47,575
38,810	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	42,616
23,579	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 9/47	24,446
21,436	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 9/32	22,088
18,417	Government National Mortgage Association Pools (30 Year)	4.50%	9/46 - 9/47	19,839
16,004	Government National Mortgage Association Pools (30 Year)	3.50%	7/45 - 10/47	16,679
13,803	Government National Mortgage Association Pools (30 Year)	4.00%	7/45 - 9/47	14,626
9,165	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 9/46	9,477
8,646	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 3/32	9,078
8,485	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	8,993
5,683	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	6,274
4,125	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30 - 9/32	4,250
3,692	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 10/45	3,694
3,142	Federal National Mortgage Association Pools (Other)	4.50%	5/41	3,326
3,012	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	3,235
2,918	Government National Mortgage Association Pools (30 Year)	3.75%	7/47	3,049
2,685	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	2,914
2,350	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	2,610
1,962	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	1,969
1,745	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	1,860
1,488	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	1,579
1,320	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	1,490
1,209	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28 - 3/30	1,238
1,120	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,214
869	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	5/40	982

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$653	Government National Mortgage Association Pools (Other)	3.50%	10/30 - 2/32	$662
531	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33 - 11/38	584
490	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	534
508	Federal National Mortgage Association Pools (Other)	3.50%	4/26	524
153	Government National Mortgage Association Pools (Other)	3.00%	6/30	154
112	Federal National Mortgage Association Pools (30 Year)	3.28%	6/42	113
38	Federal National Mortgage Association Pools (Other)	4.00%	6/37	39
				721,709
Interest Only–Fixed-Rate Agency Securities (2.06%)
North America
Mortgage-related—Residential
23,212	Government National Mortgage Association	4.00%	2/45 - 6/45	3,935
6,223	Government National Mortgage Association	6.00%	6/38 - 8/39	1,262
7,055	Federal National Mortgage Association	4.50%	12/20 - 6/44	1,027
5,756	Government National Mortgage Association	4.50%	2/41 - 7/44	977
4,317	Federal National Mortgage Association	5.50%	10/39	955
4,996	Government National Mortgage Association	5.50%	11/43	866
4,547	Federal Home Loan Mortgage Corporation	3.50%	12/32	663
7,706	Federal Home Loan Mortgage Corporation	5.00%	11/38	660
4,594	Federal National Mortgage Association	5.00%	1/38 - 5/40	550
4,587	Federal National Mortgage Association	4.00%	5/39 - 11/43	509
2,151	Federal National Mortgage Association	6.00%	1/40	398
77,632	Government National Mortgage Association	0.26%	6/40	378
2,773	Federal National Mortgage Association	3.00%	9/41	260
1,809	Federal Home Loan Mortgage Corporation	4.50%	7/43	249
1,098	Government National Mortgage Association	4.75%	7/40	194
1,393	Government National Mortgage Association	5.00%	5/37	63
557	Federal Home Loan Mortgage Corporation	5.50%	1/39	49
				12,995
TBA–Fixed-Rate Agency Securities (19.22%)
North America
Mortgage-related—Residential
58,784	Government National Mortgage Association (30 Year)	4.00%	10/17	61,926
27,340	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	10/17	28,190
15,969	Government National Mortgage Association (30 Year)	4.50%	10/17	17,055
8,250	Government National Mortgage Association (30 Year)	4.50%	11/17	8,781
3,600	Government National Mortgage Association (30 Year)	3.00%	10/17	3,648
890	Government National Mortgage Association (30 Year)	3.50%	10/17	926
470	Federal Home Loan Mortgage Corporation (15 Year)	3.00%	10/17	483
				121,009
Total Fixed-Rate Agency Securities (Cost $857,535)				855,713

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (12.94%)
Principal and Interest–Floating Rate Agency Securities (10.13%)
North America
Mortgage-related—Residential
$50,784	Government National Mortgage Association Pools	3.59% - 4.68%	7/61 - 7/67	$55,172
5,042	Federal National Mortgage Association Pools	2.77% - 3.69%	9/35 - 5/45	5,258
3,230	Federal Home Loan Mortgage Corporation Pools	3.49% - 4.80%	6/37 - 5/44	3,340
				63,770
Interest Only–Floating Rate Agency Securities (2.81%)
North America
Mortgage-related—Residential
275,999	Other Government National Mortgage Association	0.40% - 5.57%	5/37 - 10/66	14,289
19,486	Other Federal National Mortgage Association	4.91% - 6.31%	6/33 - 12/41	2,232
4,490	Other Federal Home Loan Mortgage Corporation	4.77% - 5.40%	3/36 - 8/39	720
12,476	Resecuritization of Government National Mortgage Association (d)	3.26%	8/60	486
				17,727
Total Floating Rate Agency Securities (Cost $81,850)				81,497
Total Agency Securities (Cost $939,385)				937,210
Private Label Securities (28.94%)
Principal and Interest–Private Label Securities (27.54%)
North America (14.18%)
Mortgage-related—Residential
137,964	Various	0.00% - 32.18%	5/19 - 9/46	70,993
Mortgage-related—Commercial
76,636	Various	2.45% - 4.56%	7/45 - 12/49	18,301
Total North America (Cost $78,834)				89,294
Europe (13.36%)
Mortgage-related—Residential
100,495	Various	0.00% - 4.37%	6/25 - 3/50	76,268
Mortgage-related—Commercial
18,686	Various	0.37% - 4.78%	10/20 - 2/41	7,842
Total Europe (Cost $81,646)				84,110
Total Principal and Interest–Private Label Securities (Cost $160,480)				173,404
Interest Only–Private Label Securities (1.40%)
North America
Mortgage-related—Residential
37,830	Various	0.00% - 2.00%	12/30 - 9/47	4,940
Mortgage-related—Commercial
67,125	Various	1.25% - 2.00%	10/47 - 12/49	3,910
Total Interest Only–Private Label Securities (Cost $6,888)				8,850

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
$79,487	Various	—%	6/37	$—
Mortgage-related—Commercial
—	Various	—%	7/45 - 12/49	—
Total Other Private Label Securities (Cost $215)				—
Total Private Label Securities (Cost $167,583)				182,254
Total Mortgage-Backed Securities (Cost $1,106,968)				1,119,464
Collateralized Loan Obligations (21.45%)
North America (16.72%) (e)
216,533	Various	0.00% - 10.04%	11/17 - 11/57	105,302
Total North America (Cost $109,054)				105,302
Europe (4.73%)
30,070	Various	0.00% - 6.25%	11/21 - 1/27	29,762
Total Europe (Cost $27,186)				29,762
Total Collateralized Loan Obligations (Cost $136,240)				135,064
Consumer Loans and Asset-backed Securities backed by Consumer Loans (18.48%) (f)
North America (18.03%)
Consumer (g) (h)
113,443	Various	5.31% - 60.88%	10/17 - 9/22	113,509
Total North America (Cost $119,375)				113,509
Europe (0.45%)
Consumer
3,653	Various	—%	8/24 - 12/30	2,831
Total Europe (Cost $1,171)				2,831
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $120,546)				116,340

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (14.18%)
North America (13.89%)
Basic Materials
$4,720	Various	6.88% - 7.00%	8/25 - 3/27	$4,838
Communications
19,744	Various	3.40% - 11.50%	6/21 - 8/27	19,502
Consumer
18,820	Various	2.60% - 9.73%	1/19 - 12/34	19,658
Energy
23,270	Various	4.50% - 9.63%	3/19 - 8/25	24,485
Industrial
4,316	Various	3.75% - 5.50%	4/19 - 12/21	3,973
Mortgage-related—Residential (m)
5,776	Various	15.00%	10/19	5,776
Technology
2,930	Various	7.50%	8/22	3,320
Utilities
5,500	Various	7.25%	5/26	5,930
Total North America (Cost $87,735)				87,482
Europe (0.29%)
Consumer
19,700	Various	—%	3/18	173
Industrial
1,709	Various	1.23%	3/21	1,653
Total Europe (Cost $2,589)				1,826
Total Corporate Debt (Cost $90,324)				89,308
Mortgage Loans (36.66%) (f)
North America
Mortgage-related—Commercial (j)
69,535	Various	3.01% - 12.73%	2/18 - 10/37	67,895
Mortgage-related—Residential (l)
166,273	Various	2.00% - 12.63%	4/22 - 7/57	162,963
Total Mortgage Loans (Cost $233,535)				230,858
Real Estate Owned (4.09%) (f) (k)
North America
Real estate-related
4	Single-Family Houses			686
9	Commercial Properties			25,076
Total Real Estate Owned (Cost $26,198)				25,762

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Equity Investments (6.05%)
North America (6.05%)
Asset-Backed Securities
n/a	Non-Controlling Equity Interest in Limited Liability Company (m)			$5,588
Communications
7	Non-Exchange Traded Corporate Equity			619
Consumer
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			5,857
1,540	Non-Exchange Traded Corporate Equity			8
Diversified
166	Non-Exchange Traded Corporate Equity			3,441
Energy
24	Exchange Traded Corporate Equity			790
Mortgage-related—Residential (m)
20	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			19,000
9,818	Non-Exchange Traded Common Equity Investment in Mortgage Originators			2,814
Total North America (Cost $43,533)				38,117
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Total Europe (Cost $0)				—
Total Corporate Equity Investments (Cost $43,533)				38,117
U.S. Treasury Securities (0.24%)
North America
Government
$1,510	U.S. Treasury Note	2.00%	12/21	1,519
Total U.S. Treasury Securities (Cost $1,510)				1,519
Total Long Investments (Cost $1,758,854)				$1,756,432

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (30.66%) (a) (b) (n)
$36,488	Bank of America Securities	1.15%	10/17	$36,487
	Collateralized by Par Value $36,579
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 2/27
16,672	JP Morgan Securities LLC	(0.60)%	10/17	16,672
	Collateralized by Par Value $16,260
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 4/18
14,358	Barclays Capital Inc	(0.75)%	10/17	14,358
	Collateralized by Par Value $14,008
	Sovereign Government Bond, Coupon 0.25%,
	Maturity Date 11/20
10,794	JP Morgan Securities LLC	(0.68)%	10/17	10,794
	Collateralized by Par Value $10,285
	Sovereign Government Bond, Coupon 0.75%,
	Maturity Date 7/21
9,895	Barclays Capital Inc	(0.60)%	10/17	9,895
	Collateralized by Par Value $9,328
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
9,809	JP Morgan Securities LLC	(0.60)%	10/17	9,809
	Collateralized by Par Value $9,254
	Sovereign Government Bond, Coupon 1.15%,
	Maturity Date 7/20
9,599	JP Morgan Securities LLC	(0.65)%	10/17	9,599
	Collateralized by Par Value $9,254
	Sovereign Government Bond, Coupon 0.65%,
	Maturity Date 11/20
6,560	Bank of America Securities	1.15%	10/17	6,560
	Collateralized by Par Value $6,560
	U.S. Treasury Note, Coupon 1.75%,
	Maturity Date 5/22
5,707	CILO 2016-LD1 Holdings LLC (o)	2.94%	10/17	5,707
	Collateralized by Par Value $9,512
	Exchange-Traded Debt, Coupon 5.50%,
	Maturity Date 7/22
5,534	Bank of America Securities	1.15%	10/17	5,534
	Collateralized by Par Value $5,633
	U.S. Treasury Note, Coupon 2.00%,
	Maturity Date 11/26

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$4,921	Barclays Capital Inc	(2.00)%	10/17	$4,921
	Collateralized by Par Value $4,720
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 10/20
4,703	Bank of America Securities	0.78%	10/17	4,703
	Collateralized by Par Value $4,715
	U.S. Treasury Note, Coupon 2.25%,
	Maturity Date 8/27
3,445	JP Morgan Securities LLC	(2.75)%	10/17	3,445
	Collateralized by Par Value $3,516
	Exchange-Traded Corporate Debt, Coupon 4.88%,
	Maturity Date 4/22
3,388	RBC Capital Markets LLC	0.80%	10/17	3,388
	Collateralized by Par Value $3,250
	Exchange-Traded Corporate Debt, Coupon 2.90%,
	Maturity Date 1/22
2,903	RBC Capital Markets LLC	0.80%	10/17	2,903
	Collateralized by Par Value $3,425
	Exchange-Traded Corporate Debt, Coupon 10.50%,
	Maturity Date 9/22
2,889	RBC Capital Markets LLC	0.50%	10/17	2,889
	Collateralized by Par Value $2,700
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 12/22
2,629	RBC Capital Markets LLC	(0.65)%	10/17	2,629
	Collateralized by Par Value $2,480
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 3/21
2,598	RBC Capital Markets LLC	(5.75)%	10/17	2,598
	Collateralized by Par Value $2,480
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 1/25
2,237	RBC Capital Markets LLC	0.80%	10/17	2,237
	Collateralized by Par Value $2,120
	Exchange-Traded Corporate Debt, Coupon 3.50%,
	Maturity Date 7/24
2,086	Barclays Capital Inc	(1.25)%	10/17	2,086
	Collateralized by Par Value $2,495
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,808	RBC Capital Markets LLC	0.50%	10/17	$1,808
	Collateralized by Par Value $1,680
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 9/24
1,785	RBC Capital Markets LLC	0.80%	10/17	1,785
	Collateralized by Par Value $1,680
	Exchange-Traded Corporate Debt, Coupon 5.00%,
	Maturity Date 5/26
1,761	Barclays Capital Inc	(3.50)%	10/17	1,761
	Collateralized by Par Value $1,844
	Exchange-Traded Corporate Debt, Coupon 4.88%,
	Maturity Date 4/22
1,760	Barclays Capital Inc	(4.25)%	10/17	1,760
	Collateralized by Par Value $1,645
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 6/27
1,748	RBC Capital Markets LLC	0.20%	10/17	1,748
	Collateralized by Par Value $1,710
	Exchange-Traded Corporate Debt, Coupon 3.75%,
	Maturity Date 2/23
1,624	JP Morgan Securities LLC	(1.00)%	10/17	1,624
	Collateralized by Par Value $1,960
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
1,463	Societe Generale	(2.00)%	10/17	1,463
	Collateralized by Par Value $1,490
	Exchange-Traded Corporate Debt, Coupon 5.80%,
	Maturity Date 10/22
1,407	RBC Capital Markets LLC	(1.15)%	10/17	1,407
	Collateralized by Par Value $1,685
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 9/21
1,380	Barclays Capital Inc	0.75%	10/17	1,380
	Collateralized by Par Value $1,340
	Exchange-Traded Corporate Debt, Coupon 3.45%,
	Maturity Date 7/24
1,278	Barclays Capital Inc	(2.75)%	10/17	1,278
	Collateralized by Par Value $1,210
	Exchange-Traded Corporate Debt, Coupon 6.75%,
	Maturity Date 4/19

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,247	RBC Capital Markets LLC	0.70%	10/17	$1,247
	Collateralized by Par Value $1,220
	Exchange-Traded Corporate Debt, Coupon 3.25%,
	Maturity Date 5/22
1,175	Societe Generale	0.85%	10/17	1,175
	Collateralized by Par Value $1,070
	Exchange-Traded Corporate Debt, Coupon 6.38%,
	Maturity Date 10/23
1,156	Societe Generale	0.75%	10/17	1,156
	Collateralized by Par Value $1,050
	Exchange-Traded Corporate Debt, Coupon 6.38%,
	Maturity Date 12/23
1,144	RBC Capital Markets LLC	(2.50)%	10/17	1,144
	Collateralized by Par Value $1,130
	Exchange-Traded Corporate Debt, Coupon 6.75%,
	Maturity Date 4/19
1,095	Barclays Capital Inc	(3.75)%	10/17	1,095
	Collateralized by Par Value $990
	Exchange-Traded Corporate Debt, Coupon 6.63%,
	Maturity Date 10/22
1,072	Societe Generale	0.25%	10/17	1,072
	Collateralized by Par Value $990
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 12/22
1,049	RBC Capital Markets LLC	0.75%	10/17	1,049
	Collateralized by Par Value $980
	Exchange-Traded Corporate Debt, Coupon 3.50%,
	Maturity Date 7/24
978	Deutsche Bank Securities	(4.50)%	10/17	978
	Collateralized by Par Value $1,020
	Exchange-Traded Corporate Debt, Coupon 7.38%,
	Maturity Date 1/21
935	Barclays Capital Inc	(4.75)%	10/17	935
	Collateralized by Par Value $1,000
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24
902	RBC Capital Markets LLC	(5.00)%	10/17	902
	Collateralized by Par Value $970
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$894	RBC Capital Markets LLC	(4.00)%	10/17	$894
	Collateralized by Par Value $910
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 6/27
879	RBC Capital Markets LLC	0.80%	10/17	879
	Collateralized by Par Value $812
	Exchange-Traded Corporate Debt, Coupon 6.88%,
	Maturity Date 5/23
872	Barclays Capital Inc	(5.50)%	10/17	872
	Collateralized by Par Value $820
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 6/27
853	RBC Capital Markets LLC	0.80%	10/17	853
	Collateralized by Par Value $790
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 11/24
818	RBC Capital Markets LLC	(6.38)%	10/17	818
	Collateralized by Par Value $960
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
733	RBC Capital Markets LLC	0.70%	10/17	733
	Collateralized by Par Value $700
	Exchange-Traded Corporate Debt, Coupon 5.25%,
	Maturity Date 3/22
583	RBC Capital Markets LLC	0.30%	10/17	583
	Collateralized by Par Value $570
	Exchange-Traded Corporate Debt, Coupon 3.75%,
	Maturity Date 2/23
523	RBC Capital Markets LLC	0.80%	10/17	523
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 10/22
507	Societe Generale	0.80%	10/17	507
	Collateralized by Par Value $460
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 7/22
504	JP Morgan Securities LLC	(5.25)%	10/17	504
	Collateralized by Par Value $620
	Exchange-Traded Corporate Debt, Coupon 5.50%,
	Maturity Date 10/24

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$489	RBC Capital Markets LLC	0.00%	10/17	$489
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.25%,
	Maturity Date 12/23
456	CS First Boston	(7.00)%	10/17	456
	Collateralized by Par Value $464
	Exchange-Traded Corporate Debt, Coupon 6.25%,
	Maturity Date 10/22
249	Societe Generale	0.85%	10/17	249
	Collateralized by Par Value $230
	Exchange-Traded Corporate Debt, Coupon 6.00%,
	Maturity Date 3/23
248	Bank of America Securities	1.15%	10/17	248
	Collateralized by Par Value $281
	U.S. Treasury Bond, Coupon 2.25%,
	Maturity Date 8/46
243	Barclays Capital Inc	(1.75)%	10/17	243
	Collateralized by Par Value $250
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
124	Barclays Capital Inc	(5.25)%	10/17	124
	Collateralized by Par Value $120
	Exchange-Traded Corporate Debt, Coupon 7.38%,
	Maturity Date 1/21
70	RBC Capital Markets LLC	0.50%	10/17	70
	Collateralized by Par Value $70
	Exchange-Traded Corporate Debt, Coupon 3.45%,
	Maturity Date 7/24
44	Societe Generale	0.85%	10/17	44
	Collateralized by Par Value $40
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 3/23
Total Repurchase Agreements (Cost $194,265)				$193,070

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-107.29%) (a) (b)
TBA–Fixed Rate Agency Securities Sold Short (-74.71%) (p)
North America
Government
$(65,000)	Federal National Mortgage Association (30 year)	4.50%	11/17	$(69,695)
(64,000)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	11/17	(67,280)
(60,000)	Federal National Mortgage Association (30 year)	4.00%	11/17	(63,077)
(45,188)	Federal National Mortgage Association (30 year)	3.50%	10/17	(46,588)
(43,187)	Federal National Mortgage Association (30 year)	4.00%	10/17	(45,469)
(35,730)	Federal National Mortgage Association (30 year)	4.50%	10/17	(38,352)
(36,000)	Federal National Mortgage Association (30 year)	3.50%	11/17	(37,049)
(23,467)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	10/17	(24,705)
(21,520)	Federal National Mortgage Association (15 year)	3.00%	10/17	(22,113)
(12,810)	Government National Mortgage Association (30 year)	3.50%	10/17	(13,317)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	10/17	(7,591)
(6,951)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	10/17	(7,453)
(7,112)	Federal National Mortgage Association (30 year)	3.00%	10/17	(7,135)
(6,700)	Federal National Mortgage Association (15 year)	3.50%	10/17	(6,978)
(5,680)	Federal National Mortgage Association (30 year)	5.00%	10/17	(6,199)
(5,515)	Federal Home Loan Mortgage Corporation (30 year)	3.00%	10/17	(5,532)
(1,870)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	10/17	(1,954)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$471,204)				(470,487)
Government Debt Sold Short (-19.12%)
North America (-8.01%)
Government
(30,501)	U.S. Treasury Note	2.25%	2/27	(30,320)
(6,560)	U.S. Treasury Note	1.75%	5/22	(6,517)
(5,633)	U.S. Treasury Note	2.00%	11/26	(5,490)
(4,715)	U.S. Treasury Note	2.25%	8/27	(4,684)
(1,869)	U.S. Treasury Note	2.38%	2/27	(1,877)
(1,350)	U.S. Treasury Note	1.63%	8/22	(1,332)
(281)	U.S. Treasury Bond	2.25%	8/46	(247)
Total North America (Proceeds -$50,523)				(50,467)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Europe (-11.11%)
Government
$(23,262)	European Sovereign Bond	0.25% - 0.65%	11/20	$(23,691)
(16,260)	Spanish Sovereign Bond	0.25%	4/18	(16,318)
(10,285)	Spanish Sovereign Bond	0.75%	7/21	(10,560)
(9,328)	Spanish Sovereign Bond	2.75%	4/19	(9,783)
(9,254)	Spanish Sovereign Bond	1.15%	7/20	(9,588)
Total Europe (Proceeds -$66,592)				(69,940)
Total Government Debt Sold Short (Proceeds -$117,115)				(120,407)
Corporate Debt Sold Short (-11.21%)
North America
Basic Materials
(3,310)	Various	3.75%	2/23	(3,365)
Communications
(17,690)	Various	4.25% - 10.50%	9/21 - 11/24	(17,529)
Consumer
(23,600)	Various	2.90% - 7.38%	4/19 - 5/26	(23,758)
Energy
(21,490)	Various	3.25% - 8.00%	4/22 - 6/27	(21,138)
Financial
(3,440)	Various	5.13% -5.25%	3/22 - 9/24	(3,653)
Technology
(1,050)	Various	6.38%	12/23	(1,124)
Total Corporate Debt Sold Short (Proceeds -$70,082)				(70,567)
Common Stock Sold Short (-2.25%)
North America
Energy
(13)	Exchange-Traded Equity			(313)
Financial
(379)	Exchange-Traded Equity			(13,876)
Total Common Stock Sold Short (Proceeds -$14,105)				(14,189)
Total Investments Sold Short (Proceeds -$672,506)				$(675,650)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (4.75%) (a) (b)
Swaps (4.60%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (q)	Credit	$12,888	12/18 - 6/22	$631
Interest Rate Swaps (r)	Interest Rates	273,926	12/17 - 1/45	2,762
Credit Default Swaps on Asset-Backed Indices (q)	Credit	1,141	12/37 - 11/59	10
North America
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	8,670	12/21 - 12/22	1,049
Communications	Credit	12,680	9/19 - 12/22	1,456
Consumer	Credit	29,935	3/19 - 12/22	2,118
Energy	Credit	8,520	6/19 - 6/22	82
Financial	Credit	3,940	12/21 - 6/22	691
Technology	Credit	1,030	6/22	153
Utilities	Credit	850	12/21	73
Total Credit Default Swaps on Corporate Bonds				5,622
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (s)	Credit	(37,495)	5/46 - 11/59	6,977
Interest Rate Swaps (t)	Interest Rates	(671,920)	2/18 - 6/27	3,934
Interest Rate Swaps (z)	Interest Rates	(26,600)	4/18 - 6/19	25
Total Return Swaps
Financial (u)	Equity Market	(10,486)	7/19	—
Total Total Return Swaps				—
North America
Credit Default Swaps on Asset-Backed Securities (s)
Mortgage-related—residential	Credit	(6,011)	5/35 - 12/35	4,530
Total Credit Default Swaps on Asset-Backed Securities				4,530
Credit Default Swaps on Corporate Bonds (s)
Basic Materials	Credit	(3,820)	6/21 - 6/22	130
Communications	Credit	(18,240)	12/17 - 6/22	2,533
Consumer	Credit	(5,620)	12/21 - 6/22	172
Energy	Credit	(37,700)	6/18 - 12/22	1,652
Total Credit Default Swaps on Corporate Bonds				4,487
Total Swaps (Net cost $40,941)				28,978
Options (0.01%)
Purchased Options:
Interest Rate Caps (w)	Interest Rates	113,453	3/18 - 5/19	2
North America
Equity Call Options (y)
Consumer	Equity Market	28	10/17 - 1/18	50
Total Options (Cost $100)				52

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Futures (0.02%)
Short Futures
U.S. Treasury Note Futures (x)	Interest Rates	$(6,800)	12/17	$143
Total Futures				143
Forwards (0.12%)
Short Forwards:
Currency Forwards (aa)	Currency	(64,613)	12/17	723
Total Forwards				723
Total Financial Derivatives–Assets (Net cost $41,041)				$29,896
Financial Derivatives–Liabilities (-5.13%) (a) (b)
Swaps (-5.12%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (q)	Credit	$8,315	3/49 - 5/63	$(1,495)
Interest Rate Swaps (r)	Interest Rates	241,517	2/19 - 9/27	(3,826)
North America
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	3,820	6/21 - 6/22	(130)
Communications	Credit	15,665	12/17 - 12/22	(2,414)
Consumer	Credit	11,306	6/20 - 6/22	(311)
Energy	Credit	37,037	6/21 - 12/22	(2,610)
Total Credit Default Swaps on Corporate Bonds				(5,465)
Total Return Swaps
Financial (u)	Equity Market	63	7/19	—
Total Total Return Swaps				—
Recovery Swaps (v)
Consumer	Credit	2,600	6/19	(8)
Total Recovery Swaps				(8)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Short Swaps:
Interest Rate Swaps (t)	Interest Rates	$(256,696)	12/17 - 12/45	$(1,477)
Credit Default Swaps on Corporate Bond Indices (s)	Credit	(261,060)	12/18 - 6/22	(11,646)
North America
Credit Default Swaps on Asset-Backed Securities (s)
Mortgage-related—residential	Credit	(3,000)	3/35	(207)
Total Credit Default Swaps on Asset-Backed Securities				(207)
Credit Default Swaps on Corporate Bonds (s)
Basic Materials	Credit	(12,210)	6/19 - 12/22	(918)
Communications	Credit	(23,380)	12/17 - 12/22	(920)
Consumer	Credit	(51,852)	12/17 - 12/22	(3,690)
Energy	Credit	(26,690)	12/17 - 6/22	(465)
Financial	Credit	(1,400)	6/22	(277)
Industrial	Credit	(4,410)	6/21 - 12/21	(88)
Technology	Credit	(4,640)	6/19 - 12/22	(611)
Utilities	Credit	(9,680)	6/19 - 12/22	(1,169)
Total Credit Default Swaps on Corporate Bonds				(8,138)
Total Swaps (Net proceeds -$28,507)				(32,262)
Forwards (-0.01%)
Short Forwards:
Currency Forwards (aa)	Currency	(2,358)	12/17	(16)
Total Forwards				(16)
Total Financial Derivatives–Liabilities (Net proceeds -$28,507)				$(32,278)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2017 (CONCLUDED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At September 30, 2017, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 71.83%, 41.27%, and 35.73% of Total Equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)
Includes investment in collateralized loan obligation notes in the amount of $29.8 million that were issued and are managed by related parties of the Company. See Note 7 to the Notes to the Consolidated Financial Statements.

(f)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 7 to the Notes to the Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Financial Management LLC. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At September 30, 2017 loans for which the Company has beneficial interests in the net cash flows, totaled $9.7 million. See Note 7 to the Notes to the Consolidated Financial Statements.

(h)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At September 30, 2017 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $96.1 million. See Note 7 to the Notes to Consolidated Financial Statements.

(i)
Represents the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 7 to the Notes to Consolidated Financial Statements.

(j)	Includes non-performing commercial loans in the amount of $6.6 million whereby principal and/or interest is past due and a maturity date is not applicable.

(k)	Number of properties not shown in thousands, represents actual number of properties owned.

(l)	As of September 30, 2017, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $5.0 million.

(m)	Represents the Company's investment in a related party. See Note 7 to the Notes to the Consolidated Financial Statements.

(n)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

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

(p)
At September 30, 2017, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 55.62%, 16.98%, and 2.11% of Total Equity, respectively.

(q)	For long credit default swaps, the Company sold protection.

(r)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(s)	For short credit default swaps, the Company purchased protection.

(t)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(u)	Notional value represents number of underlying shares times the closing price of the underlying security.

(v)	For long recovery swaps the Company receives a specified recovery rate in exchange for the actual recovery rate on the underlying.

(w)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(x)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of September 30, 2017, 68 contracts were held.

(y)	Notional value represents the number of common shares we have the option to purchase multiplied by the strike price.

(z)	The Company pays a floating rate and receives a floating rate.

(aa)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	148.83%
A/A/A	0.05%
Aaa/AAA/AAA	0.24%
Baa/BBB/BBB	2.59%
Ba/BB/BB or below	45.48%
Unrated	81.73%

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (13.96%) (a) (b)
North America
Funds
50,000	BlackRock Liquidity Funds FedFund Portfolio, Institutional Class Shares	0.42%		$50,000
40,000	Various	0.44% - 0.45%		40,000
Total Cash Equivalents—Money Market Funds (Cost $90,000)				$90,000

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$21,145	$16,662	$65,819	$56,078
Other income	1,232	807	3,043	3,500
Total investment income	22,377	17,469	68,862	59,578
EXPENSES
Base management fee to affiliate (Net of fee rebates of $172, $0, $172, and $0, respectively) (1)	2,161	2,485	6,942	7,649
Interest expense	8,166	4,143	21,794	11,845
Other investment related expenses	1,908	2,068	5,487	6,007
Professional fees	633	679	2,012	2,369
Administration fees	175	290	537	942
Compensation expense	673	589	1,703	1,720
Insurance expense	120	144	378	451
Directors' fees and expenses	66	66	207	204
Share-based LTIP expense	97	101	285	300
Other expenses	476	510	1,408	1,353
Total expenses	14,475	11,075	40,753	32,840
NET INVESTMENT INCOME	7,902	6,394	28,109	26,738
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	1,087	349	2,372	(398)
Financial derivatives, excluding currency forwards	(595)	(23,330)	(6,222)	(35,615)
Financial derivatives—currency forwards	(4,013)	1,525	(7,357)	221
Foreign currency transactions	4,726	(1,564)	6,234	(1,499)
	1,205	(23,020)	(4,973)	(37,291)
Change in net unrealized gain (loss) on:
Investments	(1,750)	7,379	6,837	6,363
Financial derivatives, excluding currency forwards	(305)	9,462	(4,081)	(15,149)
Financial derivatives—currency forwards	2,026	(1,855)	1,162	(1,402)
Foreign currency translation	(2,483)	2,190	712	3,108
	(2,512)	17,176	4,630	(7,080)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(UNAUDITED)

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	Expressed in U.S. Dollars
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(1,307)	(5,844)	(343)	(44,371)
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	6,595	550	27,766	(17,633)
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	400	34	1,229	66
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$6,195	$516	$26,537	$(17,699)
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.19	$0.02	$0.81	$(0.53)
CASH DIVIDENDS PER SHARE:
Dividends declared	$0.45	$0.50	$1.35	$1.50

(1)	See Note 7 for further details on management fee rebates.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Nine Month Period Ended September 30, 2017			Nine Month Period Ended September 30, 2016
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2016 and 12/31/2015, respectively)	$637,661	$7,116	$644,777	$732,049	$6,903	$738,952
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			28,109			26,738
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			(4,973)			(37,291)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			4,630			(7,080)
Net increase (decrease) in equity resulting from operations	26,537	1,229	27,766	(17,699)	66	(17,633)
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		14,201	14,201		4,747	4,747
Dividends(1)	(44,050)	(286)	(44,336)	(49,938)	(318)	(50,256)
Distributions to non-controlling interests		(8,178)	(8,178)		(2,560)	(2,560)
Adjustment to non-controlling interest	(6)	6	—	(10)	10	—
Shares repurchased	(4,791)		(4,791)	(8,797)		(8,797)
Share-based LTIP awards	284	1	285	298	2	300
Net increase (decrease) in equity from transactions	(48,563)	5,744	(42,819)	(58,447)	1,881	(56,566)
Net increase (decrease) in equity	(22,026)	6,973	(15,053)	(76,146)	1,947	(74,199)
ENDING EQUITY (9/30/2017 and 9/30/2016, respectively)	$615,635	$14,089	$629,724	$655,903	$8,850	$664,753

(1)	For the nine month periods ended September 30, 2017 and 2016, dividends totaling $1.35 and $1.50 respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Month Period Ended September 30,
	2017	2016
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$27,766	$(17,633)
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	13,018	36,073
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	(7,472)	9,706
Amortization of premiums and accretion of discounts (net)	23,010	19,053
Purchase of investments	(1,847,795)	(1,862,704)
Proceeds from disposition of investments	1,378,115	1,795,924
Proceeds from principal payments of investments	214,636	188,378
Proceeds from investments sold short	1,456,930	1,098,986
Repurchase of investments sold short	(1,382,642)	(1,175,609)
Payments on financial derivatives	(76,667)	(315,221)
Proceeds from financial derivatives	79,207	345,997
Amortization of deferred debt issuance costs	30	—
Share-based LTIP expense	285	300
Repurchase agreements	(8,251)	(59,348)
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(53,941)	142,286
Due from brokers	(14,522)	15,350
Interest and principal receivable	(3,302)	3,067
Restricted cash	230	(753)
Other assets	190	(24,638)
Increase (decrease) in liabilities:
Due to brokers	(9,167)	(99,197)
Payable for securities purchased and financial derivatives	84,549	63,847
Accounts payable and accrued expenses	515	(730)
Other liabilities	181	(665)
Interest and dividends payable	1,408	1,472
Base management fee payable to affiliate	(255)	(288)
Net cash provided by (used in) operating activities	(123,944)	163,653

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Month Period Ended September 30,
	2017	2016
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$14,201	$4,747
Shares repurchased	(4,791)	(8,797)
Dividends paid	(44,336)	(50,256)
Distributions to non-controlling interests	(8,178)	(2,560)
Proceeds from issuance of other secured borrowings	94,878	40,921
Principal payments on other secured borrowings	(21,020)	(10,151)
Proceeds from issuance of senior notes	86,000	—
Debt issuance costs paid	(890)	—
Borrowings under reverse repurchase agreements	8,663,470	4,740,559
Repayments of reverse repurchase agreements	(8,667,241)	(4,882,407)
Net cash provided by (used in) financing activities	112,093	(167,944)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,851)	(4,291)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,274	183,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,423	$179,618
Supplemental disclosure of cash flow information:
Interest paid	$19,683	$10,996
Share-based LTIP awards (non-cash)	285	300
Aggregate TBA trade activity (buys + sells) (non-cash)	17,198,330	17,241,758
Purchase of investments (non-cash)	(25,318)	(27,502)
Proceeds from principal payments of investments (non-cash)	6,815	—
Proceeds from the disposition of investments (non-cash)	26,800	80,029
Proceeds from issuance of other secured borrowings (non-cash)	17,175	13,088
Principal payments on other secured borrowings (non-cash)	(25,473)	(13,088)
Payments made to open financial derivatives (non-cash)	—	(4,000)
Repayments of reverse repurchase agreements (non-cash)	—	(48,527)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The Company receives dividend income on certain of its equity investments and rental income on certain of its REO properties. These items of income are included on the Consolidated Statement of Operations in, "Other income."
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
(N) Debt Issuance Costs: Costs associated with the issuance of long-term debt are amortized over the life of the debt and are included in Interest expense on the Consolidated Statement of Operations. Deferred debt issuance costs are presented on the Consolidated Statement of Assets, Liabilities, and Equity as a direct deduction from the related debt liability. Debt issuance costs can include legal and accounting fees, purchasers' or underwriters' discount, as well as other fees associated with the cost of the issuance of debt.
(O) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
(P) Other Investment Related Expenses: Other investment related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, servicing fees and corporate and escrow advances on mortgage and consumer loans, and various other expenses and fees related directly to the Company's financial instruments. Other investment related expenses are generally recognized as incurred on the Consolidated Statement of Operations; dividend expense on common stock sold short is recognized on the ex-dividend date.
(Q) LTIP Units: Long term incentive plan units ("LTIP Units") have been issued to the Company's dedicated or partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP Units issued to dedicated or partially dedicated personnel, or to independent directors, are measured as of the grant date based on the closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for LTIP Units are typically one year from issuance for independent directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
(R) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties and consist of units convertible into the Company's common shares. Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests do not consist of units convertible into the Company's common shares. The Company adjusts the non-controlling interests owned by an affiliate of the Manager and certain related parties to align their carrying value with the share of total outstanding operating partnership units ("OP Units") issued by the Operating Partnership to the non-controlling interest. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 9 for further discussion of non-controlling interests.

(S) Dividends: Dividends payable by the Company are recorded on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(T) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares outstanding and issued.
(U) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of LTIP Units which are participating securities, by the weighted average number of common shares outstanding calculated including LTIP Units. Because the Company's LTIP Units are participating securities, they are included in the calculation of basic and diluted EPS. OP Units relating to a non-controlling interest are also participating securities and, accordingly, are included in the calculation of both basic and diluted EPS.
(V) Foreign Currency: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Foreign currency transactions and Foreign currency translation, respectively, on the Consolidated Statement of Operations.
(W) Income Taxes: The Company has been and continues to expect to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. In addition, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes, and one has elected to be taxed as a real estate investment trust, or "REIT."
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2016, 2015, or 2014 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(X) Recent Accounting Pronouncements: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash ("ASU 2016-18"). This amends ASC 230, Statement of Cash Flows, to require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-18 is not expected to have a material impact on the Company's consolidated financial statements.

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at September 30, 2017:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$60,000	$—	$—	$60,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$931,391	$5,819	$937,210
U.S. Treasury securities	—	1,519	—	1,519
Private label residential mortgage-backed securities	—	78,553	73,648	152,201
Private label commercial mortgage-backed securities	—	18,421	11,632	30,053
Commercial mortgage loans	—	—	67,895	67,895
Residential mortgage loans	—	—	162,963	162,963
Collateralized loan obligations	—	108,146	26,918	135,064
Consumer loans and asset-backed securities backed by consumer loans	—	—	116,340	116,340
Corporate debt	—	76,400	12,908	89,308
Real estate owned	—	—	25,762	25,762
Corporate equity investments	790	—	37,327	38,117
Total investments, at fair value	790	1,214,430	541,212	1,756,432
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	4,530	4,530
Credit default swaps on corporate bond indices	—	631	—	631
Credit default swaps on corporate bonds	—	10,109	—	10,109
Credit default swaps on asset-backed indices	—	6,987	—	6,987
Interest rate swaps	—	6,721	—	6,721
Options	50	2	—	52
Futures	143	—	—	143
Forwards	—	723	—	723
Total financial derivatives–assets, at fair value	193	25,173	4,530	29,896
Repurchase agreements	—	193,070	—	193,070
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$983	$1,432,673	$545,742	$1,979,398
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(470,487)	$—	$(470,487)
Government debt	—	(120,407)	—	(120,407)
Corporate debt	—	(70,567)	—	(70,567)
Common stock	(14,189)	—	—	(14,189)
Total investments sold short, at fair value	(14,189)	(661,461)	—	(675,650)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	$—	$(11,646)	$—	$(11,646)
Credit default swaps on corporate bonds	—	(13,611)	—	(13,611)
Credit default swaps on asset-backed indices	—	(1,495)	—	(1,495)
Credit default swaps on asset-backed securities	—	—	(207)	(207)
Interest rate swaps	—	(5,303)	—	(5,303)
Forwards	—	(16)	—	(16)
Total financial derivatives–liabilities, at fair value	—	(32,071)	(207)	(32,278)
Total investments sold short and financial derivatives–liabilities, at fair value	$(14,189)	$(693,532)	$(207)	$(707,928)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$23,182	Market Quotes	Non Binding Third-Party Valuation	$46.28	$478.10	$95.08
Collateralized loan obligations	24,586	Market Quotes	Non Binding Third-Party Valuation	3.10	440.00	122.21
Corporate debt and non-exchange traded corporate equity	9,782	Market Quotes	Non Binding Third-Party Valuation	0.88	99.50	81.87
Private label commercial mortgage-backed securities	7,721	Market Quotes	Non Binding Third-Party Valuation	5.36	42.00	18.18
Agency interest only residential mortgage-backed securities	502	Market Quotes	Non Binding Third-Party Valuation	16.89	18.44	17.85
Private label residential mortgage-backed securities	50,466	Discounted Cash Flows	Yield	1.7%	25.6%	9.8%
			Projected Collateral Prepayments	2.5%	84.6%	44.0%
			Projected Collateral Losses	1.3%	18.2%	9.0%
			Projected Collateral Recoveries	0.0%	13.9%	6.4%
			Projected Collateral Scheduled Amortization	12.9%	90.7%	40.6%
						100.0%
Private label commercial mortgage-backed securities	3,911	Discounted Cash Flows	Yield	9.1%	50.1%	23.1%
			Projected Collateral Losses	0.1%	5.1%	2.2%
			Projected Collateral Recoveries	1.3%	14.8%	8.0%
			Projected Collateral Scheduled Amortization	80.1%	98.6%	89.8%
						100.0%
Corporate debt and non-exchange traded corporate equity	7,194	Discounted Cash Flows	Yield	8.7%	16.1%	15.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$2,332	Discounted Cash Flows	Yield	11.2%	58.7%	26.9%
			Projected Collateral Prepayments	67.8%	68.7%	68.4%
			Projected Collateral Losses	18.8%	21.0%	19.5%
			Projected Collateral Recoveries	7.8%	12.5%	10.9%
			Projected Collateral Scheduled Amortization	—%	3.5%	1.2%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	116,340	Discounted Cash Flows	Yield	9.0%	18.4%	10.3%
			Projected Collateral Prepayments	0.0%	51.4%	36.5%
			Projected Collateral Losses	0.0%	95.0%	7.2%
			Projected Collateral Scheduled Amortization	5.0%	100.0%	56.3%
						100.0%
Performing commercial mortgage loans	61,339	Discounted Cash Flows	Yield	8.0%	15.4%	11.1%
Non-performing commercial mortgage loans and commercial real estate owned	31,632	Discounted Cash Flows	Yield	4.5%	23.2%	12.9%
			Months to Resolution	3.0	12.0	8.7
Performing residential mortgage loans	153,709	Discounted Cash Flows	Yield	1.6%	24.7%	6.2%
Non-performing residential mortgage loans and residential real estate owned	9,940	Discounted Cash Flows	Yield	0.7%	42.9%	11.3%
			Months to Resolution(1)	3.0	34.1	12.6
Credit default swaps on asset-backed securities	4,323	Net Discounted Cash Flows	Projected Collateral Prepayments	19.6%	26.6%	22.7%
			Projected Collateral Losses	14.4%	24.6%	21.3%
			Projected Collateral Recoveries	5.6%	15.1%	9.5%
			Projected Collateral Scheduled Amortization	44.2%	53.3%	46.5%
						100.0%
Agency interest only residential mortgage-backed securities	5,317	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	423	1,950	729
			Projected Collateral Prepayments	8.7%	100.0%	71.3%
			Projected Collateral Scheduled Amortization	0.0%	91.3%	28.7%
						100.0%
Non-exchange traded common equity investment in mortgage-related entity	2,814	Enterprise Value	Equity Price-to-Book(3)	1.8x	1.8x	1.8x
Non-exchange traded preferred equity investment in mortgage-related entity	19,000	Enterprise Value	Equity Price-to-Book(3)	1.0x	1.0x	1.0x
Non-controlling equity interest in limited liability company	5,588	Market Quotes	Non Binding Third-Party Valuation of the Underlying Assets(4)	100.00	100.00	100.00
Non-controlling equity interest in limited liability company	5,857	Discounted Cash Flows	Yield(4)	9.0%	9.0%	9.0%

(1)	Excludes certain loans that are re-performing.

(2)	Shown in basis points.

(3)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

(4)
Represents the significant unobservable inputs used to fair value the financial instruments of the limited liability company. The fair value of such financial instruments is the largest component of the valuation of the limited liability company as a whole.

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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2016:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$90,000	$—	$—	$90,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$868,345	$29,622	$897,967
U.S. Treasury securities	—	5,419	—	5,419
Private label residential mortgage-backed securities	—	53,525	90,083	143,608
Private label commercial mortgage-backed securities	—	—	43,268	43,268
Commercial mortgage loans	—	—	61,129	61,129
Residential mortgage loans	—	—	84,290	84,290
Collateralized loan obligations	—	—	44,956	44,956
Consumer loans and asset-backed securities backed by consumer loans(1)	—	—	107,157	107,157
Corporate debt	—	55,091	25,004	80,095
Real estate owned	—	—	3,349	3,349
Corporate equity investments(1)	4,396	—	29,392	33,788
Total investments, at fair value	4,396	982,380	518,250	1,505,026

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$—	$—	$5,326	$5,326
Credit default swaps on corporate bond indices	—	2,744	—	2,744
Credit default swaps on corporate bonds	—	2,360	—	2,360
Credit default swaps on asset-backed indices	—	16,713	—	16,713
Interest rate swaps	—	8,102	—	8,102
Total return swaps	—	—	155	155
Options	42	2	—	44
Futures	29	—	—	29
Forwards	—	16	—	16
Warrants	—	—	106	106
Total financial derivatives–assets, at fair value	71	29,937	5,587	35,595
Repurchase agreements	—	184,819	—	184,819
Total investments and financial derivatives–assets, at fair value and repurchase agreements	$4,467	$1,197,136	$523,837	$1,725,440
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(404,728)	$—	$(404,728)
Government debt	—	(132,442)	—	(132,442)
Corporate debt	—	(39,572)	—	(39,572)
Common stock	(8,154)	—	—	(8,154)
Total investments sold short, at fair value	(8,154)	(576,742)	—	(584,896)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(2,840)	—	(2,840)
Credit default swaps on corporate bonds	—	(6,654)	—	(6,654)
Credit default swaps on asset-backed indices	—	(2,899)	—	(2,899)
Credit default swaps on asset-backed securities	—	—	(256)	(256)
Interest rate swaps	—	(5,162)	—	(5,162)
Total return swaps	—	(55)	(249)	(304)
Futures	(69)	—	—	(69)
Forwards	—	(472)	—	(472)
Mortgage loan purchase commitments	—	(31)	—	(31)
Total financial derivatives–liabilities, at fair value	(69)	(18,113)	(505)	(18,687)
Total investments sold short, and financial derivatives–liabilities, at fair value	$(8,223)	$(594,855)	$(505)	$(603,583)

(1)	Conformed to current period presentation.

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$47,024	Market Quotes	Non Binding Third-Party Valuation	$2.00	$101.02	$67.51
Collateralized loan obligations	37,517	Market Quotes	Non Binding Third-Party Valuation	9.42	100.25	83.36
Corporate debt and non-exchange traded corporate equity	19,017	Market Quotes	Non Binding Third-Party Valuation	1.88	102.25	87.14
Private label commercial mortgage-backed securities	27,283	Market Quotes	Non Binding Third-Party Valuation	5.17	77.75	40.88
Agency interest only residential mortgage-backed securities	23,322	Market Quotes	Non Binding Third-Party Valuation	2.47	20.17	11.65
Total return swaps	(94)	Market Quotes	Non Binding Third-Party Valuation (1)	98.25	99.50	98.77
Private label residential mortgage-backed securities	43,059	Discounted Cash Flows	Yield	0.6%	20.5%	11.0%
			Projected Collateral Prepayments	0.0%	81.0%	10.0%
			Projected Collateral Losses	1.4%	51.2%	41.4%
			Projected Collateral Recoveries	0.4%	53.6%	41.2%
			Projected Collateral Scheduled Amortization	0.0%	90.7%	7.4%
						100.0%
Private label commercial mortgage-backed securities	15,985	Discounted Cash Flows	Yield	8.8%	57.0%	23.6%
			Projected Collateral Losses	0.1%	5.3%	2.2%
			Projected Collateral Recoveries	0.9%	20.5%	10.7%
			Projected Collateral Scheduled Amortization	77.8%	99.0%	87.1%
						100.0%
Corporate debt and warrants	10,080	Discounted Cash Flows	Yield	19.7%	19.7%	19.7%
Collateralized loan obligations	7,439	Discounted Cash Flows	Yield	11.2%	50.3%	20.5%
			Projected Collateral Prepayments	11.4%	55.2%	45.5%
			Projected Collateral Losses	4.5%	28.3%	10.7%
			Projected Collateral Recoveries	1.5%	27.2%	8.6%
			Projected Collateral Scheduled Amortization	29.8%	51.5%	35.2%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans(2)	107,157	Discounted Cash Flows	Yield	9.0%	25.0%	11.0%
			Projected Collateral Prepayments	0.0%	45.4%	25.6%
			Projected Collateral Losses	3.3%	97.4%	9.4%
			Projected Collateral Scheduled Amortization	0.0%	87.7%	65.0%
						100.0%
Performing commercial mortgage loans	32,557	Discounted Cash Flows	Yield	8.0%	17.2%	11.6%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-performing commercial mortgage loans and commercial real estate owned	$30,222	Discounted Cash Flows	Yield	10.2%	27.8%	16.3%
			Months to Resolution	3.0	39.1	19.5
Performing residential mortgage loans	78,576	Discounted Cash Flows	Yield	5.0%	13.5%	6.6%
Non-performing residential mortgage loans and residential real estate owned	7,413	Discounted Cash Flows	Yield	5.8%	39.9%	9.7%
			Months to Resolution	1.8	162.9	41.9
Credit default swaps on asset-backed securities	5,070	Net Discounted Cash Flows	Projected Collateral Prepayments	19.3%	29.8%	22.7%
			Projected Collateral Losses	15.3%	27.6%	22.2%
			Projected Collateral Recoveries	4.7%	15.3%	8.7%
			Projected Collateral Scheduled Amortization	43.2%	50.2%	46.4%
						100.0%
Non-exchange traded equity investments in commercial mortgage-related private partnerships	3,090	Discounted Cash Flows	Yield	16.5%	16.5%	16.5%
			Expected Holding Period (Months)	2.9	2.9	2.9
Agency interest only residential mortgage-backed securities	6,300	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	142	2,831	568
			Projected Collateral Prepayments(2)	0.0%	100.0%	63.6%
			Projected Collateral Scheduled Amortization	0.0%	88.1%	36.4%
						100.0%
Non-exchange traded preferred and common equity investment in mortgage-related entity	2,500	Enterprise Value	Equity Price-to-Book(4)	1.3x	1.3x	1.3x
Non-controlling equity interest in limited liability company(2)	7,315	Net Discounted Cash Flows	Yield	8.5%	8.5%	8.5%
Non-exchange traded preferred equity investment in mortgage-related entity	12,500	Recent Transactions	Transaction Price	N/A	N/A	N/A

(1)	Represents valuations on underlying assets.

(2)	Conformed to current period presentation.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.
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
The tables below include a roll-forward of the Company's financial instruments for the three and nine month periods ended September 30, 2017 and 2016 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended September 30, 2017

(In thousands)	Ending Balance as of June 30, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$4,896	$(377)	$(78)	$—	$1,649	$(28)	$772	$(1,015)	$5,819
Private label residential mortgage-backed securities	79,123	261	1,018	409	3,040	(9,116)	5,207	(6,294)	73,648
Private label commercial mortgage-backed securities	13,809	(144)	(752)	934	2,100	(5,718)	1,713	(310)	11,632
Commercial mortgage loans	65,896	140	—	17	4,342	(2,500)	—	—	67,895
Residential mortgage loans	136,097	(874)	388	(1,013)	37,170	(8,805)	—	—	162,963
Collateralized loan obligations	42,536	346	61	(839)	7,108	(13,416)	—	(8,878)	26,918
Consumer loans and asset-backed securities backed by consumer loans	108,671	(3,366)	500	(528)	33,125	(22,062)	—	—	116,340
Corporate debt	20,535	(19)	128	(415)	409	(7,730)	—	—	12,908
Real estate owned	24,977	—	—	49	1,137	(401)	—	—	25,762
Corporate equity investments	35,698	—	329	(806)	4,641	(2,535)	—	—	37,327
Total investments, at fair value	532,238	(4,033)	1,594	(2,192)	94,721	(72,311)	7,692	(16,497)	541,212
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,107	—	603	(577)	27	(630)	—	—	4,530
Total return swaps	—	—	21	—	—	(21)	—	—	—
Total financial derivatives– assets, at fair value	5,107	—	624	(577)	27	(651)	—	—	4,530
Total investments and financial derivatives–assets, at fair value	$537,345	$(4,033)	$2,218	$(2,769)	$94,748	$(72,962)	$7,692	$(16,497)	$545,742

(In thousands)	Ending Balance as of June 30, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2017
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(207)	$—	$(20)	$—	$20	$—	$—	$—	$(207)
Total return swaps	—	—	13	—	(13)	—	—	—	—
Total financial derivatives– liabilities, at fair value	$(207)	$—	$(7)	$—	$7	$—	$—	$—	$(207)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2017. For Level 3 financial instruments held by the Company at September 30, 2017, change in net unrealized gain (loss) of $(2.9) million and $(0.6) million for the three month period ended September 30, 2017 relate to investments and financial derivatives–assets, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of September 30, 2017, the Company transferred $16.5 million of securities from Level 3 to Level 2 and $7.7 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Three Month Period Ended September 30, 2016

(In thousands)	Ending Balance as of June 30, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$20,506	$(1,821)	$(77)	$(169)	$1,385	$—	$—	$—	$19,824
Private label residential mortgage-backed securities	112,511	256	(958)	6,086	—	(23,652)	1,517	(13,815)	81,945
Private label commercial mortgage-backed securities	34,942	429	87	(292)	5,335	(3,556)	—	—	36,945
Commercial mortgage loans	49,466	801	72	(1,140)	13,226	(5,456)	—	—	56,969
Residential mortgage loans	46,649	67	(78)	(66)	24,002	(26,499)	—	—	44,075
Collateralized loan obligations	33,109	(890)	(703)	2,844	4,241	(10,198)	—	—	28,403
Consumer loans and asset-backed securities backed by consumer loans	154,395	(2,919)	204	(2,290)	51,775	(82,066)	—	—	119,099
Corporate debt	36,974	(52)	(1,942)	3,753	83,700	(66,116)	—	—	56,317
Real estate owned	4,162	—	53	(214)	1,942	(2,359)	—	—	3,584
Private corporate equity investments	19,418	—	733	349	5,100	(10,082)	—	—	15,518
Total investments, at fair value	512,132	(4,129)	(2,609)	8,861	190,706	(229,984)	1,517	(13,815)	462,679

(In thousands)	Ending Balance as of June 30, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2016
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$6,068	$—	$604	$(221)	$65	$(659)	$—	$—	$5,857
Total return swaps	824	—	3,222	(628)	954	(4,176)	—	—	196
Warrants	100	—	—	—	7,486	—	—	—	7,586
Total financial derivatives– assets, at fair value	6,992	—	3,826	(849)	8,505	(4,835)	—	—	13,639
Total investments and financial derivatives–assets, at fair value	$519,124	$(4,129)	$1,217	$8,012	$199,211	$(234,819)	$1,517	$(13,815)	$476,318
Liabilities:
Investments sold short, at fair value
Corporate debt	$(9,947)	$—	$(122)	$(7)	$20,974	$(50,085)	$—	$—	$(39,187)
Total investments sold short, at fair value	(9,947)	—	(122)	(7)	20,974	(50,085)	—	—	(39,187)
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	(234)	—	18	(67)	47	(26)	—	—	(262)
Total return swaps	(1,016)	—	(2,143)	(207)	1,890	253	—	—	(1,223)
Total financial derivatives– liabilities, at fair value	(1,250)	—	(2,125)	(274)	1,937	227	—	—	(1,485)
Guarantees:
Guarantees	(312)	—	—	162	—	—	—	—	(150)
Total guarantees	(312)	—	—	162	—	—	—	—	(150)
Total investments sold short, financial derivatives– liabilities, and guarantees, at fair value	$(11,509)	$—	$(2,247)	$(119)	$22,911	$(49,858)	$—	$—	$(40,822)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2016, as well as Level 3 financial instruments disposed of by the Company during the three month period ended September 30, 2016. For Level 3 financial instruments held by the Company at September 30, 2016, change in net unrealized gain (loss) of $0.6 million, $(0.03) million, $0.4 million, $(1.1) million, and $0.2 million, for the three month period ended September 30, 2016 relate to investments, investments sold short, financial derivatives–assets, financial derivatives–liabilities, and guarantees, respectively.
As of September 30, 2016, the Company transferred $13.8 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
In addition, as of September 30, 2016, the Company transferred $1.5 million of non-Agency RMBS from Level 2 to Level 3. Since June 30, 2016, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities.

Nine Month Period Ended September 30, 2017

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,622	$(7,233)	$(515)	$(140)	$3,962	$(153)	$—	$(19,724)	$5,819
Private label residential mortgage-backed securities	90,083	1,672	1,334	7,319	31,117	(37,278)	15,043	(35,642)	73,648
Private label commercial mortgage-backed securities	43,268	574	(3,434)	7,873	2,120	(31,542)	—	(7,227)	11,632
Commercial mortgage loans	61,129	771	416	1,167	31,887	(27,475)	—	—	67,895
Residential mortgage loans	84,290	(196)	1,469	(1,090)	108,356	(29,866)	—	—	162,963
Collateralized loan obligations	44,956	(5,702)	1,477	2,135	52,269	(54,305)	—	(13,912)	26,918
Consumer loans and asset-backed securities backed by consumer loans(1)	107,157	(9,631)	426	(247)	83,138	(64,503)	—	—	116,340
Corporate debt	25,004	236	676	(229)	83,900	(96,679)	—	—	12,908
Real estate owned	3,349	—	424	(246)	25,348	(3,113)	—	—	25,762
Corporate equity investments(1)	29,392	—	1,848	(1,529)	16,416	(8,800)	—	—	37,327
Total investments, at fair value	518,250	(19,509)	4,121	15,013	438,513	(353,714)	15,043	(76,505)	541,212
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,326	—	971	(796)	95	(1,066)	—	—	4,530
Total return swaps	155	—	243	(155)	—	(243)	—	—	—
Warrants	106	—	(100)	(6)	—	—	—	—	—
Total financial derivatives– assets, at fair value	5,587	—	1,114	(957)	95	(1,309)	—	—	4,530
Total investments and financial derivatives–assets, at fair value	$523,837	$(19,509)	$5,235	$14,056	$438,608	$(355,023)	$15,043	$(76,505)	$545,742
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(256)	$—	$(485)	$477	$485	$(428)	$—	$—	$(207)
Total return swaps	(249)	—	(279)	249	291	(12)	—	—	—
Total financial derivatives– liabilities, at fair value	$(505)	$—	$(764)	$726	$776	$(440)	$—	$—	$(207)

(1)	Conformed to current period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the nine month period ended September 30, 2017. For Level 3 financial instruments held by the Company at September 30, 2017, change in net unrealized gain (loss) of $2.8 million, $(0.8) million, and $0.05 million for the nine month period ended September 30, 2017 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of September 30, 2017, the Company transferred $76.5 million of securities from Level 3 to Level 2 and $15.0 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Nine Month Period Ended September 30, 2016

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$24,918	$(5,766)	$(168)	$(849)	$1,689	$—	$—	$—	$19,824
Private label residential mortgage-backed securities	116,435	1,518	(1,305)	2,995	7,439	(34,904)	8,360	(18,593)	81,945
Private label commercial mortgage-backed securities	34,145	1,315	409	(4,132)	13,179	(7,971)	—	—	36,945
Commercial mortgage loans	66,399	2,073	254	(917)	26,650	(37,490)	—	—	56,969
Residential mortgage loans	22,089	315	787	61	56,068	(35,245)	—	—	44,075
Collateralized loan obligations	45,974	(3,759)	98	3,261	5,418	(22,589)	—	—	28,403
Consumer loans and asset-backed securities backed by consumer loans	115,376	(8,515)	210	(2,839)	140,731	(125,864)	—	—	119,099
Corporate debt	27,028	(99)	(1,687)	1,652	136,020	(106,597)	—	—	56,317
Real estate owned	12,522	—	2,291	(545)	12,614	(23,298)	—	—	3,584
Private corporate equity investments	22,088	—	704	(182)	11,617	(18,709)	—	—	15,518
Total investments, at fair value	486,974	(12,918)	1,593	(1,495)	411,425	(412,667)	8,360	(18,593)	462,679
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	6,332	—	1,068	(476)	77	(1,144)	—	—	5,857
Total return swaps	85	—	3,119	111	1,377	(4,496)	—	—	196
Warrants	150	—	(50)	—	7,486	—	—	—	7,586
Total financial derivatives– assets, at fair value	6,567	—	4,137	(365)	8,940	(5,640)	—	—	13,639
Total investments and financial derivatives–assets, at fair value	$493,541	$(12,918)	$5,730	$(1,860)	$420,365	$(418,307)	$8,360	$(18,593)	$476,318
Liabilities:
Investments sold short, at fair value
Corporate debt	$(448)	$(8)	$409	$(566)	$32,230	$(70,804)	$—	$—	$(39,187)
Total investments sold short, at fair value	(448)	(8)	409	(566)	32,230	(70,804)	—	—	(39,187)
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	(221)	—	(61)	(42)	47	15	—	—	(262)
Total return swaps	(4,662)	—	(6,508)	3,438	6,576	(67)	—	—	(1,223)
Total financial derivatives– liabilities, at fair value	(4,883)	—	(6,569)	3,396	6,623	(52)	—	—	(1,485)
Guarantees:
Guarantees	(828)	—	—	678	—	—	—	—	(150)
Total guarantees	(828)	—	—	678	—	—	—	—	(150)
Total financial derivatives– liabilities and guarantees, at fair value	$(6,159)	$(8)	$(6,160)	$3,508	$38,853	$(70,856)	$—	$—	$(40,822)
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
As of September 30, 2016, the Company transferred $18.6 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity has led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
In addition, as of September 30, 2016, the Company transferred $8.4 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2015, these securities have exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities.
There were no transfers of financial instruments between Level 1 and Level 2 during the three or nine month periods ended September 30, 2017 and 2016.
Not included in the disclosures above are the Company's other financial instruments, which are carried at cost and include, Cash, Due from brokers, Due to brokers, Reverse repurchase agreements, Other secured borrowings, and the Company's unsecured long-term debt, or the "Senior Notes," which is reflected on the Consolidated Statement of Assets, Liabilities, and Equity in Senior notes, net. Cash includes cash held in various accounts including an interest bearing overnight account for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; carrying value of these items approximates fair value and such items are considered Level 1 assets and liabilities. The Company's reverse repurchase agreements and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements and other secured borrowings are considered Level 2 assets and liabilities based on the adequacy of the associated collateral and their short term nature. The Company estimates the fair value of the Senior Notes at $86.0 million as of September 30, 2017. The Senior Notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments.
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
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished. The fair value of the Company's long positions in TBA contracts are reflected on the Consolidated Condensed Schedule of Investments under TBA–Fixed-Rate Agency Securities and the fair value of the Company's positions in TBA contracts sold short are reflected on the Consolidated Condensed Schedule of Investments under TBA–Fixed-Rate Agency Securities Sold Short. The payables and receivables related to the Company's TBA securities are included on the Consolidated Statement of Assets, Liabilities, and Equity in Payable for securities purchased and Receivable for securities sold, respectively.

The below table details TBA assets, liabilities, and the respective related payables and receivables as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $115,303 and $67,720, respectively)	$121,009	$70,525
Receivable for securities sold relating to unsettled TBA sales	471,626	406,708
Liabilities:
TBA securities sold short, at fair value (Current principal: -$447,590 and -$384,155, respectively)	$(470,487)	$(404,728)
Payable for securities purchased relating to unsettled TBA purchases	(121,353)	(70,347)
Net short TBA securities, at fair value	(349,478)	(334,203)
5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three and nine month periods ended September 30, 2017 and 2016 are summarized in the tables below:
Three and Nine Month Periods Ended September 30, 2017:

		Three Month Period Ended September 30, 2017		Nine Month Period Ended September 30, 2017
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$583	$(577)	$486	$(319)
Credit default swaps on asset-backed indices	Credit	(58)	(522)	(2,514)	(3,132)
Credit default swaps on corporate bond indices	Credit	(975)	(591)	(2,147)	(573)
Credit default swaps on corporate bonds	Credit	(241)	1,837	218	842
Total return swaps	Equity Market/Credit	(293)	1	(1,649)	150
Interest rate swaps	Interest Rates	318	(694)	(262)	(1,492)
Futures	Interest Rates	(152)	147	(331)	183
Forwards	Currency	(4,013)	2,026	(7,357)	1,162
Warrants	Equity Market	—	—	(100)	(6)
Mortgage loan purchase commitments	Interest Rates	—	—	—	31
Options	Credit/Interest Rate/Equity Market	167	26	18	41
Total		$(4,664)	$1,653	$(13,638)	$(3,113)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $(56) thousand and $(68) thousand, for the three and nine month periods ended September 30, 2017, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(59) thousand and $(194) thousand, for the three and nine month periods ended September 30, 2017, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

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

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine month period ended September 30, 2017 and the year ended December 31, 2016:

Derivative Type	Nine Month Period Ended September 30, 2017	Year Ended December 31, 2016
	(In thousands)
Interest rate swaps	$1,270,482	$1,731,368
Credit default swaps	489,515	1,586,923
Total return swaps	22,536	113,628
Futures	57,240	371,900
Options	88,699	357,260
Forwards	74,623	80,513
Warrants	492	1,640
Mortgage loan purchase commitments	2,060	6,143
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2017 and December 31, 2016, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at September 30, 2017 and December 31, 2016, are summarized below:

Credit Derivatives	September 30, 2017	December 31, 2016
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(705)	$(1,551)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$756	$4,552
Notional Value of Written Credit Derivatives (2)	$158,397	$117,476
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$90,411	$68,357

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at September 30, 2017, implied credit spreads on such contracts ranged between 5.6 and 1,295.8 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2016, implied credit spreads on such contracts ranged between 68.5 and 636.6 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2000 basis points was $(1.3) million and $(2.5) million as of September 30, 2017 and December 31, 2016, respectively. Estimated points up front on these contracts as of September 30, 2017 ranged between 51.5 and 93.5 points, and as of December 31, 2016 ranged between 45.0 and 72.6 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at September 30, 2017 and December 31, 2016 were $(3.0) million and $(3.3) million, respectively.
6. Borrowings
Secured Borrowings
The Company's secured borrowings consist of reverse repurchase agreements and other secured borrowings. As of September 30, 2017 and December 31, 2016, the Company's total secured borrowings were $1.119 billion and $1.058 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with twenty-one counterparties as of both September 30, 2017 and December 31, 2016.
At September 30, 2017, approximately 15% of open reverse repurchase agreements were with one counterparty. As of December 31, 2016, there was no counterparty that held 15% or more of the Company's outstanding reverse repurchase agreements. As of September 30, 2017 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 2 days to 360 days and from 3 days to 320 days as of December 31, 2016. Interest rates on the Company's open reverse repurchase agreements ranged from (1.75)% to 4.57% as of September 30, 2017 and from 0.60% to 3.76% as of December 31, 2016.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS, Credit assets (which include non-Agency MBS, CLOs, consumer loans, corporate debt, and residential mortgage loans), and U.S. Treasury securities, by remaining maturity as of September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$281,543	1.28%	15	$405,725	0.83%	18
31-60 Days	263,601	1.33%	44	195,288	0.94%	45
61-90 Days	184,448	1.39%	75	149,965	0.97%	74
91-120 Days	38,826	1.40%	103	8,240	0.83%	102
121-150 Days	—	—%	—	11,798	0.96%	131
151-180 Days	—	—%	—	19,296	1.05%	164
Total Agency RMBS	768,418	1.33%	43	790,312	0.89%	41
Credit:
30 Days or Less	64,719	1.79%	7	94,849	2.55%	16
31-60 Days	83,826	2.77%	47	26,974	2.36%	47
61-90 Days	52,247	2.19%	72	41,522	2.43%	77
91-120 Days	34,783	3.82%	103	10,084	2.91%	97
121-150 Days	3,338	3.04%	126	1,239	2.73%	124
151-180 Days	8,991	3.63%	164	12,616	3.17%	165
181-360 Days	7,768	3.72%	234	50,557	3.46%	316
Total Credit Assets	255,672	2.61%	60	237,841	2.75%	105
U.S. Treasury Securities:
30 Days or Less	5,720	1.30%	2	5,428	0.91%	4
Total U.S. Treasury Securities	5,720	1.30%	2	5,428	0.91%	4
Total	$1,029,810	1.65%	48	$1,033,581	1.32%	56
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.

As of September 30, 2017 and December 31, 2016, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.16 billion and $1.15 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2017 include investments in the amount of $13.1 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $23.3 million and additional securities with a fair value of $1.5 million as of September 30, 2017 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2016 include investments in the amount of $33.4 million that were sold prior to year end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $39.2 million and additional securities with a fair value of $2.7 million as of December 31, 2016 as a result of margin calls from various counterparties.
As of September 30, 2017 and December 31, 2016 there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
The Company has entered into securitization transactions to finance certain of its commercial mortgage loans and REO. These securitization transactions are accounted for as collateralized borrowings. As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings in the amount of $42.7 million and $24.1 million, respectively, in connection with one such securitization which is included under the caption Other secured borrowings on the Company's Consolidated Statement of Assets, Liabilities, and Equity. As of September 30, 2017 and December 31, 2016, the fair value of commercial mortgage loans and REO collateralizing this borrowing was $75.5 million and $42.0 million, respectively. The facility accrues interest on a floating rate basis, and has a maturity in May 2019. The borrowing had an interest rate of 4.58% as of September 30, 2017. See Note 7, Related Party Transactions, for further information on the Company's secured borrowings.
In March 2017, the Company entered a non-recourse secured borrowing facility to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in November 2017 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying unsecured loans. The facility accrues interest on a floating rate basis, and has an expected maturity in November 2018. As of September 30, 2017, the Company had outstanding borrowings under this facility in the amount of $46.9 million which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.84% as of September 30, 2017.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of Senior Notes. The total net proceeds to the Company from the issuance of the Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Senior Notes bear an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Senior Notes. Interest on the Senior notes is payable semi-annually in arrears on March 1 and September 1 of each year, with the first interest payment date on March 1, 2018. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of September 30, 2017 the Company was in compliance with all of its covenants.
The Company amortizes debt issuance costs over the life of the associated debt; the amortized portion of debt issuance costs is included in Interest expense on the Consolidated Statement of Operations. The Senior Notes have an effective interest rate of 5.55%, including debt issuance costs.
The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of September 30, 2017:

Year	Reverse Repurchase Agreements	Other Secured Borrowings	Senior Notes(1)	Total
2017	$936,105	$—	$—	$936,105
2018	93,705	46,899	—	140,604
2019	—	42,747	—	42,747
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	86,000	86,000
Total	$1,029,810	$89,646	$86,000	$1,205,456

(1)	Represents par value.
7. Related Party Transactions
The Company is party to a Management Agreement (which may be amended from time to time), pursuant to which the Manager manages the assets, operations, and affairs of the Company, in consideration of which the Company pays the Manager management and incentive fees. Effective November 3, 2015, the Board of Directors approved a Sixth Amended and Restated Management Agreement between the Company and the Manager. The descriptions of the Base Management Fees and Incentive Fees are detailed below.
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
Summary information—For the three month periods ended September 30, 2017 and 2016, the total base management fee incurred, net of fee rebates, was $2.2 million and $2.5 million, respectively. For the nine month periods ended September 30, 2017 and 2016, the total base management fee incurred, net of fee rebates, was $6.9 million and $7.6 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2017, there was no Loss Carryforward.
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
Summary information—The Company did not incur any expense for incentive fees for either of the three or nine month periods ended September 30, 2017 and 2016, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the nine month periods ended September 30, 2017 and 2016, the Company reimbursed the Manager $4.1 million and $5.2 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
As of September 30, 2017, the mortgage originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a flow mortgage loan purchase and sale agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15.00% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date the Company purchases the related residential mortgage loans from the mortgage originator. As of September 30, 2017, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 15, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
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
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company has investments in participation certificates related to consumer loans titled in the name of a related party of Ellington. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows, was $9.7 million and $7.6 million as of September 30, 2017 and December 31, 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. The Company and other affiliates acquire beneficial interests in the loans from the Purchasing Entity immediately upon purchase by the Purchasing Entity at the price paid by the Purchasing Entity. During the nine month period ended September 30, 2017, the Company purchased loans under these agreements with an aggregate principal balance of $68.4 million. As of September 30, 2017, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $173.5 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $96.1 million and $43.2 million as of September 30, 2017 and December 31, 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, was $163.6 million and $86.0 million as of September 30, 2017 and December 31, 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.
The Company is a co-investor in certain small balance commercial loans with two other investors, including an unrelated third party and an affiliate of Ellington. These loans are held in a consolidated subsidiary of the Company. As of September 30, 2017, the aggregate fair value of these loans was $27.9 million and the non-controlling interests held by the unrelated third party and the Ellington affiliate were $1.8 million and $5.2 million, respectively.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with certain other entities managed by Ellington, or the "Affiliated Entities," in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the

Company and the Affiliated Entities, respectively (the "SBC Assets"). In connection with this financing, each of the Company and the Affiliated Entities transferred their respective SBC Assets to a jointly owned entity, which in turn transferred these assets to a securitization trust. As of September 30, 2017, the trust has outstanding debt to a large financial institution in the amount of $89.6 million, which amortizes over a period ending in May 2019. While the Company's SBC Assets were transferred to the securitization trust, the Company's SBC Assets and the related debt have not been derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continues to retain the risks and rewards of ownership of its SBC Assets. The Company's portion of the total debt outstanding as of September 30, 2017 and December 31, 2016 was $42.7 million and $24.1 million, respectively, and is included under the caption Other secured borrowings on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent there is a default under the financing arrangement, the assets of a non-defaulting participant could be used to satisfy outstanding obligations under the financing arrangement. As of September 30, 2017, each of the Affiliated Entities was performing under the agreement.
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
In December 2016, in order to facilitate the financing of the Company's share of the subordinated note held by the Acquiror, the Company entered into a repurchase agreement with the Acquiror (the "Acquiror Repurchase Agreement") whereby the Company's share of the subordinated note held by the Acquiror was transferred to the Company as collateral under the Acquiror Repurchase Agreement. The Company then re-hypothecated this collateral to a third-party lending institution pursuant to a reverse repurchase agreement (the "Reverse Agreement"). The Acquiror Repurchase Agreement is included on the Company's Consolidated Statement of Assets, Liabilities and Equity under the caption, Repurchase Agreements, at fair value and on its Consolidated Condensed Schedule of Investments. The Company's obligation under the Reverse Agreement is included on its Consolidated Statement of Assets, Liabilities and Equity under the caption, Reverse repurchase agreements. As of September 30, 2017 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $5.7 million and the fair value of the related collateral was $9.4 million.

Participation in CLO Transaction
In June 2017, the Company and several other affiliates of Ellington (the "CLO Co-Participants") participated in a CLO securitization transaction (the "CLO Securitization"), collateralized by corporate loans and sponsored and managed by an affiliate of Ellington (the "CLO Manager"). Pursuant to the CLO Securitization, a newly formed special purpose entity (the "CLO Issuer") issued notes totaling $373.6 million in face amount, consisting of $187.5 million of secured senior notes, $97.3 million of secured subordinated notes, and $88.8 million of unsecured subordinated notes. The secured senior notes were sold to third parties, as were a portion of the secured subordinated notes. The notes issued by the CLO Issuer are backed by the cash flows from the underlying corporate loans, including loans that will be purchased during the reinvestment period, which is expected to end in July 2019.
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
The Company purchased a total of $36.6 million face amount of secured and unsecured subordinated notes for an aggregate purchase price of $35.9 million. The Company subsequently sold some of these notes, and as of September 30, 2017 the Company's remaining investment in these notes had an aggregate fair value of $29.8 million, and is included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations. In addition to these investments, the Company's holds an approximate 25% ownership interest in the Risk Retention Vehicle, with a fair value of $5.6 million, as of September 30, 2017, and is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the management agreement between the CLO Manager and the CLO Issuer. In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by the CLO Issuer to the CLO Manager that is allocable to the Company's participating interest in the unsecured subordinated notes issued by the CLO Issuer. For the three and nine month periods ended September 30, 2017 the amount of such fee rebates was $0.2 million.
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

8. Long-Term Incentive Plan Units
LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units issued under the Company's incentive plans for each of the three month periods ended September 30, 2017 and 2016 was $0.1 million. Total expense associated with LTIP Units issued under the Company's incentive plans for each of the nine month periods ended September 30, 2017 and 2016 was $0.3 million.
On September 12, 2017, the Company's Board of Directors authorized the issuance of 10,002 LTIP Units to its independent directors pursuant to the Company's 2017 Equity Incentive Plan. These LTIP Units will vest and become non-forfeitable on September 11, 2018.
The below table details on the Company's unvested LTIP Units as of September 30, 2017:

Grant Recipient	Number of LTIP Units Granted	Grant Date	Vesting Date(1)
Independent directors:
	10,002	September 12, 2017	September 11, 2018
Partially dedicated employees:
	8,090	December 13, 2016	December 13, 2017
	5,583	December 13, 2016	December 13, 2018
	5,949	December 15, 2015	December 15, 2017
	686	December 15, 2015	December 31, 2017
Total unvested LTIP Units at September 30, 2017	30,310

(1)	Date at which such LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the three month periods ended September 30, 2017 and 2016:

	Three Month Period Ended September 30, 2017			Three Month Period Ended September 30, 2016
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (6/30/2017 and 6/30/2016, respectively)	375,000	94,539	469,539	375,000	74,938	449,938
Granted	—	10,002	10,002	—	8,403	8,403
Exercised	—	(2,801)	(2,801)	—	(2,475)	(2,475)
LTIP Units Outstanding (9/30/2017 and 9/30/2016, respectively)	375,000	101,740	476,740	375,000	80,866	455,866
LTIP Units Vested and Outstanding (9/30/2017 and 9/30/2016, respectively)	375,000	71,430	446,430	375,000	51,070	426,070
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the nine month periods ended September 30, 2017 and 2016:

	Nine Month Period Ended September 30, 2017			Nine Month Period Ended September 30, 2016
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2016 and 12/31/2015, respectively)	375,000	94,539	469,539	375,000	74,938	449,938
Granted	—	10,002	10,002	—	8,403	8,403
Exercised	—	(2,801)	(2,801)	—	(2,475)	(2,475)
LTIP Units Outstanding (9/30/2017 and 9/30/2016, respectively)	375,000	101,740	476,740	375,000	80,866	455,866
LTIP Units Vested and Outstanding (9/30/2017 and 9/30/2016, respectively)	375,000	71,430	446,430	375,000	51,070	426,070

As of September 30, 2017, there were an aggregate of 1,922,188 common shares underlying awards, including LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of September 30, 2017, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.6% in the Operating Partnership. As of September 30, 2017 and December 31, 2016 non-controlling interest related to the outstanding 212,000 OP Units was $4.0 million and $4.1 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2017 and December 31, 2016 these joint venture partners' interests in subsidiaries of the Company were $9.9 million and $3.0 million, respectively.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
10. Common Share Capitalization
During the three month periods ended September 30, 2017 and 2016, the Board of Directors authorized dividends totaling $0.45 per share and $0.50 per share, respectively. Total dividends paid during the three month periods ended September 30, 2017 and 2016 were $14.8 million and $16.6 million, respectively. During the nine month periods ended September 30, 2017 and 2016, the Board of Directors authorized dividends totaling $1.35 per share and $1.50 per share, respectively. Total dividends paid during the nine month periods ended September 30, 2017 and 2016 were $44.3 million and $50.3 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the three and nine month periods ended September 30, 2017 and 2016:

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Common Shares Outstanding (6/30/2017, 6/30/2016, 12/31/2016, and 12/31/2015, respectively)	32,112,697	32,743,356	32,294,703	33,126,012
Share Activity:
Shares repurchased	(123,321)	(126,771)	(305,327)	(509,427)
Director LTIP Units exercised	2,801	2,475	2,801	2,475
Common Shares Outstanding (9/30/2017, 9/30/2016, 9/30/2017, and 9/30/2016, respectively)	31,992,177	32,619,060	31,992,177	32,619,060
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of September 30, 2017 and 2016, the Company's issued and outstanding common shares would increase to 32,680,917 and 33,286,926 shares, respectively.
On March 6, 2017, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program supersedes the program that was previously adopted on August 3, 2015. During the three month period ended September 30, 2017, the Company repurchased 123,321 shares at an average price per share of $15.60 and a total cost of $1.9 million. During the nine month period ended September 30, 2017, the Company repurchased 305,327 shares at an average price per share of $15.69 and a total cost of $4.8 million.
11. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2017	2016	2017	2016
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$6,195	$516	$26,537	$(17,699)
Add: Net increase (decrease) in equity resulting from operations attributable to the participating non-controlling interest(1)	41	3	172	(112)
Net increase (decrease) in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interest	6,236	519	26,709	(17,811)
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	6,106	509	26,155	(17,460)
Net increase (decrease) in shareholders' equity resulting from operations– LTIP Units	89	7	382	(239)
Dividends Paid(2):
Common shareholders	(14,451)	(16,309)	(43,416)	(49,263)
LTIP Unit holders	(211)	(225)	(634)	(675)
Non-controlling interest	(96)	(106)	(286)	(318)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interest	(14,758)	(16,640)	(44,336)	(50,256)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(8,345)	(15,800)	(17,261)	(66,723)
LTIP Unit holders	(122)	(218)	(252)	(914)
Non-controlling interest	(55)	(103)	(114)	(430)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interest	$(8,522)	$(16,121)	$(17,627)	$(68,067)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	32,095,675	32,643,154	32,153,366	32,854,979
Weighted average participating LTIP Units	471,057	451,125	470,050	450,336
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.45	$0.50	$1.35	$1.50
Undistributed (Distributed in excess of)	(0.26)	(0.48)	(0.54)	(2.03)
	$0.19	$0.02	$0.81	$(0.53)
Diluted earnings per common share:
Distributed	$0.45	$0.50	$1.35	$1.50
Undistributed (Distributed in excess of)	(0.26)	(0.48)	(0.54)	(2.03)
	$0.19	$0.02	$0.81	$(0.53)

(1)
For the three month periods ended September 30, 2017 and 2016, excludes net increase in equity resulting from operations of $0.4 million and $31 thousand, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 9. For the nine month periods ended September 30, 2017 and 2016, excludes net increase in equity resulting from operations of $1.1 million and $0.2 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 9.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
12. Counterparty Risk
As of September 30, 2017, investments with an aggregate value of approximately $1.16 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $13.1 million that were sold prior to period end but for which such sale had not yet settled as of September 30, 2017. At September 30, 2017 no single counterparty held more than 15% of the total amount held with dealers as collateral for various reverse repurchase agreements. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $79.0 million were held in custody at the Bank of New York Mellon Corporation.
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of September 30, 2017:

Dealer	% of Total Due from Brokers
J. P. Morgan Securities LLC	23%
Morgan Stanley	20%
BNP Paribas Securities Corp.	19%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of September 30, 2017:

Dealer	% of Total Receivable for Securities Sold
Bank of America Securities	29%
Morgan Stanley	23%
In addition, the Company held cash and cash equivalents of $111.4 million and $123.3 million as of September 30, 2017 and December 31, 2016, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	September 30, 2017	December 31, 2016
Bank of New York Mellon Corporation	45%	27%
Goldman Sachs Financial Square Funds—Government Fund	36%	16%
BlackRock Liquidity Funds FedFund Portfolio	18%	41%
US Bank N.A.	1%	—%
Morgan Stanley Institutional Liquidity Fund—Government Portfolio	—%	16%
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

The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250	$250
Letter of credit	—	230
Flow consumer loan purchase and sale agreement	175	175
Total	$425	$655
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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2017 and December 31, 2016. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$29,896	$(19,093)	$—	$(3,600)	$7,203
Repurchase agreements	193,070	(193,070)	—	—	—
Liabilities
Financial derivatives–liabilities	(32,278)	19,093	—	13,112	(73)
Reverse repurchase agreements	(1,029,810)	193,070	813,458	23,282	—
December 31, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$35,595	$(15,082)	$—	$(7,933)	$12,580
Repurchase agreements	184,819	(184,819)	—	—	—
Liabilities
Financial derivatives–liabilities	(18,687)	15,082	—	3,574	(31)
Reverse repurchase agreements	(1,033,581)	184,819	809,573	39,189	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the

Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of September 30, 2017 and December 31, 2016 were $1.16 billion and $1.16 billion, respectively. As of September 30, 2017 and December 31, 2016, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $10.3 million and $14.9 million, respectively. As of September 30, 2017 and December 31, 2016, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $18.9 million and $14.8 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of September 30, 2017 and December 31, 2016.
Commitments and Contingencies Related to Investments in Mortgage Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
In connection with its equity interest in a mortgage originator, as described in Note 7, Related Party Transactions, the Company has entered into agreements whereby it guarantees the performance of the mortgage originator under a master repurchase agreement. The Company's maximum aggregate guarantee under the agreement is capped at $125.0 million. As of September 30, 2017 the mortgage originator had borrowings, for which the Company has provided a guarantee under the agreement, in the amount of $0.7 million. The Company's obligation under this arrangement is deemed to be a guarantee under ASC 460-10, Guarantees, or"ASC 460," and is carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of both September 30, 2017 and December 31, 2016 the estimated fair value of such guarantee was zero. As of September 30, 2017, the Company and its co-investor each had a commitment to invest an additional $2.5 million in this mortgage originator.
As described in Note 7, Related Party Transactions, the Company is party to a flow mortgage loan purchase and sale agreement with another mortgage originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage originator under master repurchase agreements. The Company's maximum guarantees are capped at $30.0 million. As of September 30, 2017 the mortgage originator had $8.1 million outstanding borrowings under these agreements guaranteed by the Company. The Company's obligation under these arrangements are deemed to be guarantees under ASC 460-10 and are carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of September 30, 2017 the estimated fair value of such guarantees was zero.

16. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning Shareholders' Equity Per Share (6/30/2017, 6/30/2016, 12/31/2016, and 12/31/2015, respectively)	$19.49	$20.58	$19.75	$22.10
Net Investment Income	0.25	0.20	0.87	0.81
Net Realized/Unrealized Gains (Losses)	(0.05)	(0.18)	—	(1.35)
Results of Operations Attributable to Equity	0.20	0.02	0.87	(0.54)
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)	—	(0.04)	—
Results of Operations Attributable to Shareholders' Equity(1)	0.19	0.02	0.83	(0.54)
Dividends Paid to Common Shareholders	(0.45)	(0.50)	(1.35)	(1.50)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.01)	(0.03)	(0.03)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.02	0.02	0.04	0.08
Ending Shareholders' Equity Per Share (9/30/2017, 9/30/2016, 9/30/2017, and 9/30/2016, respectively)(3)	$19.24	$20.11	$19.24	$20.11
Shares Outstanding, end of period	31,992,177	32,619,060	31,992,177	32,619,060

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 11).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of September 30, 2017 and 2016, shareholders' equity per share would be $18.96 and $19.83, respectively.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total Return	1.05%	0.13%	4.40%	(2.25)%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three month periods ended September 30, 2017 and 2016, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 0.21% and 0.13%, respectively. For the nine month periods ended September 30, 2017 and 2016, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 10.52% and 8.14%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)(2)

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Investment Income	4.95%	3.80%	5.86%	5.14%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.

Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating expenses, before interest expense and other investment related expenses	(2.76)%	(2.89)%	(2.80)%	(2.88)%
Interest expense and other investment related expenses	(6.32)%	(3.69)%	(5.69)%	(3.43)%
Total Expenses	(9.08)%	(6.58)%	(8.49)%	(6.31)%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
17. Subsequent Events
On November 1, 2017, the Company's Board of Directors approved a dividend for the third quarter of 2017 in the amount of $0.41 per share payable on December 15, 2017 to shareholders of record as of December 1, 2017.

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
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, or the "Operating Partnership." As of September 30, 2017, we have an ownership interest of approximately 99.4% in the Operating Partnership. The interest of approximately 0.6% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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

Through September 30, 2017, our Credit strategy has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. Our Credit strategy includes non-Agency RMBS; residential and commercial mortgage loans, which can be performing or non-performing; real estate owned properties, or "REO"; consumer loans and ABS backed by consumer loans; CLOs; European non-dollar denominated investments; other mortgage-related structured investments; private debt and/or equity investments in mortgage originators and other mortgage-related entities; and corporate debt and equity. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2017, we financed our asset purchases primarily through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings and we expect to continue to obtain the vast majority of our financing through the use of reverse repos. In addition to financing our assets through reverse repos, we sometimes also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our commercial mortgage loans and REO and certain of our consumer loans. We have also obtained term financing for our consumer loans and leveraged corporate loans through the securitization markets. In each of these cases, we accounted for the securitization transaction as a sale.
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
As of September 30, 2017, outstanding borrowings under reverse repos and other secured borrowings were $1.1 billion. Of our total borrowings outstanding under reverse repos and other secured borrowings, approximately 69%, or $768.4 million, relates to our Agency RMBS holdings, as of September 30, 2017. The remaining outstanding borrowings relate to our Credit portfolio and U.S. Treasury securities.
In August 2017, we issued $86.0 million of unsecured long-term debt, or the "Senior Notes," at par that mature in September of 2022. The Senior Notes bear interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%. See Note 6 of the notes to our consolidated financial statements for further detail on the Senior Notes.
Our debt-to-equity ratio was 1.91 to 1 as of September 30, 2017. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
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
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of September 30, 2017, our diluted book value per share was $18.96 as compared to $19.21 as of June 30, 2017 and $19.46 as of December 31, 2016. On a diluted basis, the Company's total return for the three and nine month periods ended September 30, 2017 was 1.06% and 4.47%, respectively. Additionally our diluted net-asset-value-based total return was 168.86% from our inception (August 17, 2007) through September 30, 2017, and our annualized inception-to-date diluted net-asset-value-based total return was 10.26% as of September 30, 2017.

Our Targeted Asset Classes
Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the following categories:

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs; and
	.	To-Be-Announced mortgage pass-through certificates, or "TBAs."

CLOs	.	Equity and mezzanine tranches of CLOs; and
	.	Retained tranches from securitizations to which we have contributed assets.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgages and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Corporate Debt and Equity and Derivatives	.	Corporate debt or equity, including distressed debt and equity;
	.	Credit default swaps, or "CDS," on corporations or on corporate indices, or "CDX";
	.	Options or total return swaps on corporate equity or debt or on corporate equity indices; and
	.	Corporate credit relative value strategies.

Mortgage-Related Derivatives	.	CDS on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters; and
	.	Collateralized debt obligations, or "CDOs."

Residential Mortgage Loans	.	Residential non-performing loans, or "NPLs";
	.	Non-qualified mortgage , or "non-QM," loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in mortgage originators and other mortgage -related entities;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.

Agency RMBS
Our Agency RMBS assets consist primarily of whole pool (and to a lesser extent, partial pool) pass-through certificates, the principal and interest of which are guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association, or "Fannie Mae," the Federal Home Loan Mortgage Corporation, or "Freddie Mac," or the Government National Mortgage Association, within the U.S. Department of Housing and Urban Development, or "Ginnie Mae," and which are backed by ARMs, Hybrid ARMs, or fixed-rate mortgages. In addition to investing in pass-through certificates which are backed by traditional mortgages, we have also invested in Agency RMBS backed by reverse mortgages. Reverse mortgages are mortgage loans for which neither principal nor interest is due until the borrower dies, the home is sold, or other trigger events occur. Mortgage pass-through certificates are securities representing undivided interests in pools of mortgage loans secured by real property where payments of both interest and principal, plus prepaid principal, on the securities are made monthly to holders of the security, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Whole pool pass-through certificates are mortgage pass-through certificates that represent the entire ownership of (as opposed to merely a partial undivided interest in) a pool of mortgage loans.
Our Agency RMBS assets are typically concentrated in specified pools. Specified pools are fixed-rate Agency pools consisting of mortgages with special characteristics, such as mortgages with low loan balances, mortgages backed by investor properties, mortgages originated through the government-sponsored "Making Homes Affordable" refinancing programs, and mortgages with various other characteristics. Our Agency strategy also includes RMBS that are backed by ARMs or Hybrid ARMs and reverse mortgages, and CMOs, including IOs, POs, and IIOs.
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
CLOs
We acquire CLOs, a form of asset-backed security collateralized by syndicated corporate loans. Our current CLO holdings include mezzanine and equity interests, and are concentrated in securitizations that have exited the reinvestment period. We also contribute assets to new securitizations in order to retain certain tranches from such securitizations. Securitizations can effectively provide us with long-term, locked-in financing on the related collateral pool, with an effective cost of funds well below the expected yield on the collateral pool.
CMBS
We acquire CMBS, which are securities collateralized by mortgage loans on commercial properties. The majority of CMBS issued are fixed rate securities backed by fixed rate loans made to multiple borrowers on a variety of property types, though single-borrower CMBS and floating rate CMBS have also been issued.
The majority of CMBS utilize senior/subordinate structures, similar to those found in non-Agency RMBS. Subordination levels vary so as to provide for one or more AAA credit ratings on the most senior classes, with less senior securities rated investment grade and non-investment grade, including a first loss component which is typically unrated. This first loss component is commonly referred to as the "B-piece," which is the most subordinated (and therefore highest yielding and riskiest) tranche of a CMBS securitization. Much of our focus within the CMBS sector has been in B-pieces.
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including retail, office, industrial, hotel, and multi-family properties. Loans may be fixed or floating rate and will generally range from two to ten years. We may acquire both first lien loans and subordinated loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions.
We acquire commercial mortgage loans that may be non-performing, underperforming, or otherwise distressed; these are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate. In addition, we also opportunistically participate in the origination of "bridge" loans, which have shorter terms and higher interest rates than more traditional commercial mortgage loans. Bridge loans are typically secured by properties in transition, where the borrower is in the process of either re-developing or stabilizing operations at the property. Within both our distressed and bridge loan strategies, we focus on smaller balance loans and loan packages that are less-competitively-bid. These loans typically have balances that are less than $20 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower. Properties securing these loans may include multi-family, retail, office, industrial, and other commercial property types.
Consumer Loans and ABS
We acquire U.S. consumer whole loans and ABS backed by U.S. consumer loans. Our U.S. consumer loan portfolio primarily consists of unsecured loans, but also includes secured auto loans. We are currently purchasing newly originated consumer loans under flow agreements with originators, and we continue to evaluate new opportunities. We seek to purchase newly originated consumer loans from originators that have demonstrated disciplined underwriting with a significant focus on regulatory compliance and sound lending practices. Our ABS backed by U.S. consumer loans consist of retained tranches of our consumer loan securitization. Through securitization of our consumer loans, we are essentially able to achieve long-term financing for the securitized pool.
We also acquire non-dollar denominated ABS backed by European non-performing consumer loans.
Corporate Debt and Equity and Derivatives
We acquire corporate debt and equity, both distressed and non-distressed, and both secured and unsecured. Distressed corporate debt instruments are typically obligations of companies that are experiencing distress or dislocation resulting from over-leveraged capital structures or other financial or operational issues. These companies may default on their obligations, or be involved in bankruptcy or restructuring proceedings. In addition to making outright purchases of distressed corporate loans, we may also acquire exposure to distressed corporate loans synthetically through total return swaps. In connection with our investments in distressed corporate debt, we may also acquire the equity of reorganized corporations that have exited bankruptcy.
We take long and short positions in corporate debt and equity (including indices on corporate debt and equity) either outright in the "cash" markets, or synthetically by entering into derivative contracts such as credit default swaps, total return swaps, and options. A credit event relating to a credit default swap on an individual corporation or an index of corporate credits would typically be triggered by a corporation's bankruptcy or its failure to make a scheduled payment on a debt obligation. We take positions in the corporate debt and equity markets both for investment purposes and for hedging purposes. When used for hedging purposes, they do not necessarily serve to hedge against risks that are directly related to specific corporate entities or indices, but rather they may reflect our belief that the performance of certain entities or indices may have a reasonable degree of correlation with the performance of certain other parts of our portfolio.
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
Residential Mortgage Loans
Our residential mortgage loans include non-QM loans and residential NPLs. A non-QM loan is not necessarily high-risk, nor subprime, but is instead a loan that does not conform to the complex Qualified Mortgage, or "QM," rules of the Consumer Financial Protection Bureau. For example, many non-QM loans are made to creditworthy borrowers who cannot provide traditional documentation for income, such as borrowers who are self-employed. There is also demand from certain creditworthy borrowers for loans above a 43% debt-to-income ratio limit that still meet all ability-to-repay standards. We hold an equity investment in a non-QM originator, and we have purchased all of our non-QM loans from this originator.
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
Other Investment Assets
Our other assets include real estate, including residential and commercial real property, strategic debt and/or equity investments in mortgage originators, and other non-mortgage related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our acquired residential and commercial loans. We have made investments in mortgage originators and other mortgage-related entities in the form of debt and/or equity and, to date, our investments represent non-controlling interests. We have also entered into flow agreements with certain of the mortgage originators in which we have invested. We have not yet acquired mortgage servicing rights or credit risk transfer securities, but we may do so in the future.
Hedging Instruments
Credit Risk Hedging
We enter into credit-hedging positions in order to protect against adverse credit events with respect to our Credit investments. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS- or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both “single-name” instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. We also opportunistically overlay our credit hedges with certain relative value long/short positions involving the same or similar instruments.
Currently, our credit hedges consist primarily of financial instruments tied to high-yield corporate credit, such as CDS on high-yield corporate bond indices, as well as tranches and options on these indices; short positions in and CDS on corporate bonds; and positions involving exchange traded funds, or "ETFs," of high-yield corporate bonds. Our credit hedges also currently include CDS tied to individual MBS or an index of several MBS, such as CDS on CMBS indices, or "CMBX."
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
Trends and Recent Market Developments

•
In October, the Federal Reserve initiated its balance sheet normalization program, and began tapering asset purchases of both U.S. Treasury securities and Agency RMBS. At the November Federal Open Market Committee, or "FOMC," meeting, the Federal Reserve maintained the target range for the federal funds rate at 1.00%–1.25%.

•
For the third consecutive quarter, the yield curve flattened. The 2-year U.S. Treasury yield rose 10 basis points to end the quarter at 1.48%, while the 10-year U.S. Treasury yield increased only 3 basis points to 2.33%.

•
Despite the rise in U.S. Treasury yields, mortgage rates declined over the course of the third quarter, with the Freddie Mac survey 30-year mortgage rate falling 5 basis points to end the quarter at 3.83%.

•
Overall Agency RMBS prepayment rates declined slightly during the quarter. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 2.0% quarter over quarter but remains well below the multi-year high reached in mid-2016.

•
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for August showed, on average, a continuation of mid-single-digit home price appreciation nationally, with home prices posting a 5.9% year-over-year increase for its 20-City Composite and a 5.3% year-over-year increase for its 10-City Composite, after seasonal adjustments.

•
Data from the Federal Reserve Bank of New York's Quarterly Report on Household Debt and Credit indicated that aggregate household debt balances increased 0.9% to $12.84 trillion in the second quarter of 2017, and are now $164 billion higher than the previous peak of $12.68 trillion reached in the third quarter of 2008. Additionally, in October the University of Michigan's Index of Consumer Sentiment increased 5.9% from the prior month and 15.5% year-over-year, representing its highest monthly level since January 2004.

Volatility remained at historic lows during the third quarter. The Merrill Lynch Option Volatility Estimate Index, or MOVE Index, declined to an all-time low, while the Chicago Board Options Exchange Volatility Index, known as the VIX, dropped to its lowest level in 23 years. U.S. Treasury yields were again range-bound, with the 10-year U.S. Treasury trading within a 35-basis point range during the quarter.
During the quarter, yield spreads across most credit products, including non-Agency RMBS, remained at the tightest points of their trailing two-year ranges. Corporate credit spreads fluctuated intra-quarter but finished the quarter tighter. As in prior quarters, demand remained strong for floating-rate debt instruments, including CLOs and leveraged loans. Finally, damage from recent hurricanes and ongoing negative headlines in retail led to heightened volatility in the CMBS market during the quarter.

Also during the third quarter, Agency RMBS finally participated in the spread tightening that other fixed-income asset classes had already benefited from this year. After the Federal Reserve announced at its September meeting the initiation of its tapering program, the Agency mortgage basis tightened significantly, suggesting that many investors had been waiting for policy clarity before adding Agency RMBS exposure. As measured by the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index, Agency RMBS generated an excess return over the Bloomberg Barclays U.S. Treasury Index of 48 basis points for the quarter.
Mortgage REIT buying of Agency RMBS was also widespread following a number of equity raises, suggesting that private capital has been willing and able, at least so far, to replace the Federal Reserve's footprint in this market. Year-to-date through October 31, 2017, residential mortgage REITs have raised approximately $8.1 billion of capital, representing over $40 billion of Agency RMBS buying power. At the same time, low interest rate volatility and a muted prepayment environment have provided a significant tailwind to the sector.
Portfolio Overview and Outlook
As of September 30, 2017, our long Credit portfolio (excluding corporate credit relative value trading positions, hedges, and other derivatives) increased 8.3% to $741.3 million, from $684.7 million as of June 30, 2017; and our long Agency RMBS portfolio decreased 2.1% to $816.2 million, from $834.0 million as of June 30, 2017.
Credit Summary

	As of September 30, 2017		As of June 30, 2017
($ in thousands)	Fair Value(1)	% of Total Credit Portfolio	Fair Value(1)	% of Total Credit Portfolio
Residential Mortgage Loans and REO	$163,649	22.1%	$136,729	20.0%
Consumer Loans and ABS (2)	119,366	16.1%	111,783	16.7%
CMBS and Commercial Loans and REO	115,182	15.5%	117,957	17.2%
Non-Dollar Denominated MBS, CLOs, and Other (3)	116,792	15.8%	97,235	13.8%
CLOs(2)	110,890	15.0%	101,599	14.8%
RMBS	75,933	10.2%	72,572	10.6%
Debt and Equity Investment in Mortgage-Related Entities	27,590	3.7%	31,170	4.6%
Corporate Debt and Equity	11,900	1.6%	15,659	2.3%
Total Long Credit	$741,302	100.0%	$684,704	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, positions related to our corporate credit relative value strategy, or other hedge positions.

(2)	Includes equity investment in limited liability company related to securitizations.

(3)	Other includes asset-backed securities backed by non-performing consumer loans and corporate debt.
During the third quarter, our Credit strategy was profitable even after taking into account modest losses on our credit hedges. We benefited from particularly strong performance in the following strategies: CMBS, distressed corporate investments, non-performing and re-performing U.S. residential mortgage loans, and corporate credit relative value. Most of the return in the credit strategies during the quarter came from net interest income as opposed to trading gains, as our selling activity was limited as we sought to deploy the proceeds of our debt offering. A notable exception to this was our corporate credit relative value strategy, which generated trading gains across a number of smaller positions, as some of the basis relationships, which as we noted last quarter had moved against us, started to normalize. With its strong performance during the third quarter, this strategy more than recovered from its underperformance last quarter, and we continue to hold many of the same basis positions as we expect those relationships to continue to normalize. Finally, we note that our credit portfolio was not materially impacted by the recent hurricanes.
While our long assets generally performed well during the third quarter, our pace of capital deployment for our Credit strategy has been slower than anticipated. However, our Credit portfolio has grown during each of the last few quarters, and during the third quarter we grew the Credit portfolio by 8.3%, or $56.6 million, to $741.3 million. Similar to the previous quarter, we added U.K. non-conforming RMBS investments, which we believe currently offer superior value to their U.S. counterparts. We also net added to our CLO, consumer loan and non-QM mortgage loan portfolios, while we net sold assets in our CMBS and performing leveraged loan strategies.

Currently, our credit hedges consist primarily of financial instruments tied to high-yield corporate credit, such as CDS on high-yield corporate bond indices, as well as tranches and options on these indices; short positions in and CDS on corporate bonds; and positions involving ETFs of high-yield corporate bonds. Our credit hedges also currently include CDS tied to individual MBS or an index of several MBS, such as CMBX. We also opportunistically overlay our high-yield corporate credit hedges and mortgage-related derivatives with certain relative value long/short positions involving the same or similar instruments. In the third quarter, credit hedges reduced profitability in most of our credit strategies, as spreads in most credit sectors continued to tighten, including the high-yield corporate and CMBS sectors in which most of our credit hedges continue to be concentrated.
In addition to using credit hedges, we also use interest rate hedges in our Credit strategy in order to protect our portfolio against the risk of rising interest rates. The interest rate hedges in our Credit strategy, which currently consist primarily of interest rate swaps, had no material impact on our results for the quarter. We also use foreign currency hedges in our Credit strategy, in order to protect our assets denominated in euros and British pounds against the risk of declines in those currencies against the U.S. dollar. We had net losses on our foreign currency hedges for the quarter, but these were more than offset by net gains on foreign currency-related transactions and translation.
We believe that our publicly traded partnership structure affords us valuable flexibility, especially with respect to our ability to adjust our exposures nimbly by hedging many forms of risk, such as credit risk, interest rate risk, and foreign currency risk.
Agency RMBS Summary

	As of September 30, 2017		As of June 30, 2017
($ in thousands)	Fair Value(1)	% of Agency Portfolio	Fair Value(1)	% of Agency Portfolio
Fixed Rate	$721,709	88.4%	$739,908	88.7%
Floating Rate	8,598	1.1%	9,991	1.2%
Reverse Mortgages	55,172	6.7%	55,315	6.6%
IOs	30,722	3.8%	28,783	3.5%
Total Long Agency RMBS	$816,201	100.0%	$833,997	100.0%

(1)	Does not include long TBA positions with a fair value of $121.0 million or $179.9 million, as of September 30, 2017 and June 30, 2017 respectively.
Our Agency RMBS portfolio performed well in the third quarter as Agency RMBS yield spreads tightened. Most of this tightening occurred toward the end of the quarter, after the Federal Reserve announced at its September FOMC meeting that it would begin tapering purchases in October—an announcement that removed uncertainty in the sector and triggered buying. The sector also benefited from a confined interest rate range, declining implied volatility, and a muted prepayment environment. The strong performance of Agency RMBS in the third quarter represented a reversal of the sector's underperformance versus other spread products during the first half of 2017.
During the third quarter, our portfolio also benefited from the outperformance of specified pools versus TBAs, as we continued to concentrate our long investments in specified pools, and to hold net short positions in TBAs as a significant component of our interest rate hedging strategy. Slightly lower roll costs in higher coupon TBAs and increased investor demand for specified pools were key drivers of the outperformance. Average pay-ups on our specified pools increased to 0.81% as of September 30, 2017, from 0.77% as of June 30, 2017. Pay-ups are price premiums for specified pools relative to their TBA counterparts. As of September 30, 2017, the weighted average coupon on our fixed-rate specified pools was 4.0%.
During the quarter we continued to hedge interest rate risk in our Agency strategy, primarily through the use of interest rate swaps and short positions in TBAs, and to a lesser extent, short positions in U.S. Treasury securities. For the quarter, we had total net losses of $(2.0) million, or $(0.06) per share, on our interest rate hedging portfolio. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of TBA short positions decreased slightly quarter over quarter relative to interest rate swaps. We believe that it is important to be able to hedge our Agency RMBS portfolio using a variety of instruments, including TBAs.
1"10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would experience a similar change in market value under a standard parallel move in interest rates.

Portfolio turnover for our Agency strategy was approximately 9% for the quarter (as measured by sales and excluding paydowns), and we had net realized losses of $(0.2) million, excluding interest rate hedges. Our portfolio selection continues to be informed by mortgage industry trends—including significant enhancements in technology that are helping streamline the origination process—and we note that refinancing capacity remains high, with employment in the mortgage industry near a post-financial crisis high.
We expect to continue to target specified pools that, taking into account their particular composition and based on our prepayment projections, should: (1) generate attractive yields relative to other Agency RMBS and U.S. Treasury securities, (2) have less prepayment sensitivity to government policy shocks, and/or (3) create opportunities for trading gains once the market recognizes their value, which for newer pools may come only after several months, when actual prepayment experience can be observed. We believe that our research team, proprietary prepayment models, and extensive databases remain essential tools in our implementation of this strategy.
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016.

	Three Month Period Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Three Month Constant Prepayment Rates(1)	13.4%	11.9%	10.5%	15.1%	12.2%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2017 and June 30, 2017:

		September 30, 2017			June 30, 2017
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$26,924	$27,730	20	$25,345	$26,072	19
	3.50	64,417	67,526	28	68,333	71,574	25
	4.00	9,973	10,572	49	10,546	11,136	47
	4.50	3,012	3,235	78	3,282	3,528	75
Total 15-year fixed-rate mortgages		104,326	109,063	29	107,506	112,310	27
20-year fixed-rate mortgages:
	4.00	1,745	1,860	78	1,851	1,972	44
	4.50	1,120	1,214	47	1,132	1,227	43
Total 20-year fixed-rate mortgages		2,865	3,074	66	2,983	3,199	44
30-year fixed-rate mortgages:
	2.50	—	—	—	2,179	2,132	8
	3.00	5,653	5,663	36	5,778	5,817	32
	3.28	112	113	63	—	—	—
	3.50	117,239	121,583	19	107,250	110,798	18
	3.75	2,918	3,049	2	—	—	—
	4.00	266,079	282,497	24	290,146	307,530	22
	4.50	130,870	141,577	31	129,010	139,382	30
	5.00	44,983	49,424	58	47,967	52,596	56
	5.50	2,881	3,194	107	2,818	3,132	104
	6.00	2,189	2,472	91	2,662	3,012	89
Total 30-year fixed-rate mortgages		572,924	609,572	28	587,810	624,399	27
Total fixed-rate Agency RMBS		$680,115	$721,709	28	$698,299	$739,908	27
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.1% as of September 30, 2017, as compared to 3.0% as of June 30, 2017. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $418.7 million and a fair value of $440.8 million as of September 30, 2017, as compared to a notional value of $410.5 million and a fair value of $432.5 million as of June 30, 2017. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 5.9% and 5.8% as of September 30, 2017 and June 30, 2017, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
Our financing costs include interest expense related to our reverse repo borrowings, other secured borrowings, and Senior Notes. For the three month period ended September 30, 2017 the weighted average cost of funds of our reverse repo borrowings and other secured borrowings increased 21 basis points to 1.97%, from 1.76% for the three month period ended June 30, 2017. The interest rates on our reverse repo borrowings and other secured borrowings are based on or correlated with LIBOR, and as a result our associated borrowing costs have increased as LIBOR has increased over the last several quarters. Our average cost of funds has also increased as a result of the increase in size of our Credit portfolio, which carries higher funding costs relative to our Agency RMBS portfolio.
On August 18, 2017, we issued $86.0 million in aggregate principal amount of unsecured Senior Notes, at par and maturing on September 1, 2022. The total net proceeds from the issuance of the Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Senior Notes bear an interest rate of 5.25%, and interest is payable semi-annually in arrears on March 1 and September 1 of each year, with the first interest payment date on March 1, 2018. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%.
Under the Dodd-Frank Act, bank capital treatment of reverse repo transactions has become more onerous, thereby making it less attractive for banks to provide certain forms of reverse repo financing. While large banks still dominate the reverse repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing reverse repo financing. The vast majority of our outstanding reverse repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into reverse repos with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio including reverse repo, other secured borrowings, and our Senior Notes, increased to 1.91:1, excluding U.S. Treasury securities, as of September 30, 2017, as compared to 1.85:1 as of June 30, 2017. Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, and the timing of security purchase and sale transactions.
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of September 30, 2017 and December 31, 2016.

	September 30, 2017					December 31, 2016
(In thousands)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)	Current Principal	Fair Value	Average Price (2)	Cost	Average Cost (2)
Non-Agency RMBS and Residential Mortgage Loans	$367,389	$304,721	$82.94	$294,569	$80.18	$354,219	$226,543	$63.96	$220,321	$62.20
Non-Agency CMBS and Commercial Mortgage Loans	164,857	94,038	57.04	96,823	58.73	200,017	100,143	50.07	111,995	55.99
ABS and Consumer Loans	247,007	243,292	98.50	247,248	100.10	140,569	138,011	98.18	143,936	102.40
Total Non-Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)	779,253	642,051	82.39	638,640	81.96	694,805	464,697	66.88	476,252	68.54
Agency RMBS:
Floating	8,272	8,598	103.94	8,684	104.97	10,998	11,457	104.18	11,468	104.27
Fixed	680,115	721,709	106.12	722,572	106.24	685,334	726,142	105.95	727,068	106.09
Reverse Mortgages	50,784	55,172	108.64	55,539	109.36	55,910	60,221	107.71	61,174	109.41
Total Agency RMBS(4)	739,171	785,479	106.26	786,795	106.44	752,242	797,820	106.06	799,710	106.31
Total Non-Agency and Agency MBS, Mortgage loans, and ABS and Consumer Loans(3)(4)	1,518,424	1,427,530	94.01	1,425,435	93.88	1,447,047	1,262,517	87.25	1,275,962	88.18
Agency Interest Only RMBS	n/a	30,722	n/a	31,373	n/a	n/a	29,622	n/a	30,096	n/a
Non-Agency Interest Only and Principal Only MBS and Other(5)(6)	n/a	22,465	n/a	19,264	n/a	n/a	19,711	n/a	21,748	n/a
TBAs:
Long	115,303	121,009	104.95	121,217	105.13	67,720	70,525	104.14	70,334	103.86
Short	(447,590)	(470,487)	105.12	(471,204)	105.28	(384,155)	(404,728)	105.36	(404,967)	105.42
Net Short TBAs	(332,287)	(349,478)	105.17	(349,987)	105.33	(316,435)	(334,203)	105.62	(334,633)	105.75
Long U.S. Treasury Securities	1,510	1,519	100.62	1,510	99.99	5,620	5,419	96.43	5,635	100.27
Short U.S. Treasury Securities	(50,909)	(50,467)	99.13	(50,523)	99.24	(72,871)	(69,762)	95.73	(69,946)	95.99
Short European Sovereign Bonds	(68,389)	(69,940)	102.27	(66,592)	97.37	(61,016)	(62,680)	102.73	(66,800)	109.48
Repurchase Agreements	193,071	193,070	100.00	194,265	100.62	184,819	184,819	100.00	185,205	100.21
Long Corporate Debt	106,485	89,308	83.87	90,324	84.82	95,664	80,095	83.73	81,036	84.71
Short Corporate Debt	(70,580)	(70,567)	99.98	(70,082)	99.29	(40,807)	(39,572)	96.97	(39,664)	97.20
Non-Exchange Traded Preferred and Common Equity Investment in Mortgage-Related Entities	n/a	21,814	n/a	22,814	n/a	n/a	18,090	n/a	17,243	n/a
Non-controlling equity interest in limited liability companies(6)	n/a	11,445	n/a	15,937	n/a	n/a	7,315	n/a	11,423	n/a
Non-Exchange Traded Corporate Equity	n/a	4,068	n/a	3,690	n/a	n/a	3,987	n/a	4,313	n/a
Long Common Stock	n/a	790	n/a	1,092	n/a	n/a	4,396	n/a	4,381	n/a
Short Common Stock	n/a	(14,189)	n/a	(14,105)	n/a	n/a	(8,154)	n/a	(8,052)	n/a
Real Estate Owned	n/a	25,762	n/a	26,198	n/a	n/a	3,349	n/a	3,539	n/a
Total		$1,273,852		$1,280,613			$1,104,949		$1,121,486

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)	Represents the dollar amount (not shown in thousands) per $100 of current principal of the price or cost for the security.

(3)	Excludes non-Agency Interest Only and Principal Only MBS and Other (see footnote 5 below).

(4)	Excludes Agency Interest Only RMBS.

(5)	Other includes equity tranches of CLOs, Other private label securities, and residual-like non-Agency RMBS and ABS backed by consumer loans.

(6)	Conformed to current period presentation.
The following table summarizes our financial derivatives portfolio(1) as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(In thousands)	Notional Value	Fair Value	Notional Value	Fair Value
Mortgage-Related Derivatives:
Long CDS on RMBS and CMBS Indices	$9,456	$(1,485)	$17,228	$(2,887)
Short CDS on RMBS and CMBS Indices	(37,495)	6,977	(112,999)	16,701
Short CDS on Individual RMBS	(9,011)	4,323	(10,134)	5,070
Net Mortgage-Related Derivatives	(37,050)	9,815	(105,905)	18,884
Credit Derivatives:
Long CDS referencing Corporate Bond Indices	12,888	631	40,611	2,744
Short CDS referencing Corporate Bond Indices	(261,060)	(11,646)	(49,306)	(2,840)
Long CDS on Corporate Bonds	136,053	149	59,637	(1,408)
Short CDS on Corporate Bonds	(199,642)	(3,651)	(83,108)	(2,886)
Purchased Put Options on CDS on Corporate Bond Indices(2)	—	—	10,000	—
Long Total Return Swaps on Corporate Equities (3)	63	—	—	—
Short Total Return Swaps on Corporate Equities (3)	(10,486)	—	(42,093)	(55)
Long Total Return Swaps on Corporate Debt (4)	—	—	5,438	(94)
Interest Rate Derivatives:
Long Interest Rate Swaps	515,443	(1,064)	376,074	(2,122)
Short Interest Rate Swaps	(955,216)	2,482	(862,535)	5,062
Long Eurodollar Futures (6)	—	—	11,000	(8)
Short U.S. Treasury Note Futures (5)	(6,800)	143	(7,000)	19
Short Eurodollar Futures (6)	—	—	(62,000)	(51)
Interest Rate Caps	113,453	2	61,908	2
Total Net Interest Rate Derivatives		1,563		2,902
Other Derivatives:
Short Foreign Currency Forwards(8)	(66,971)	707	(54,787)	(456)
Purchased Call Equity Options(7)	28	50	16	42
Warrants(9)	—	—	1,639	106
Mortgage Loan Purchase Commitments(10)	—	—	20,601	(31)
Total Net Derivatives		$(2,382)		$16,908

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

(5)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2017 and December 31, 2016 a total of 68 and 70 short U.S. Treasury note futures contracts were held, respectively.

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
As of September 30, 2017, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $2.7 billion as compared to $2.4 billion as of December 31, 2016. Total liabilities as of September 30, 2017 and December 31, 2016 were $2.1 billion and $1.8 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.0 billion and $1.7 billion as of September 30, 2017 and December 31, 2016, respectively, while our investments sold short and financial derivatives included in total liabilities were $707.9 million and $603.6 million as of September 30, 2017 and December 31, 2016, respectively. Investments sold short consist principally of short positions in

TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2017 and December 31, 2016, we had a net short TBA position of $349.5 million and $334.2 million, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of September 30, 2017, total assets included $121.0 million of TBAs as well as $471.6 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2016, total assets included $70.5 million of TBAs as well as $406.7 million of receivables for securities sold relating to unsettled TBA sales. As of September 30, 2017, total liabilities included $470.5 million of TBAs sold short as well as $121.4 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2016, total liabilities included $404.7 million of TBAs sold short as well as $70.3 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We have entered into reverse repos to finance some of our assets. As of both September 30, 2017 and December 31, 2016, indebtedness outstanding on our reverse repos was approximately $1.0 billion. As of September 30, 2017, we had total Agency RMBS financed with reverse repos of $797.4 million as compared to $809.2 million as of December 31, 2016. As of September 30, 2017, we had total Credit assets financed with reverse repos of $356.8 million as compared to $338.2 million as of December 31, 2016. As of September 30, 2017 and December 31, 2016 we also had total U.S. Treasury securities financed with reverse repos of $5.7 million and $5.4 million, respectively. Outstanding indebtedness under reverse repos for Agency RMBS as of September 30, 2017 and December 31, 2016 was $768.4 million and $790.3 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of September 30, 2017 and December 31, 2016 was $255.7 million and $237.8 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of September 30, 2017 and December 31, 2016 was $5.7 million and $5.4 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of September 30, 2017 and December 31, 2016 we had other secured borrowings in the amount of $89.6 million and $24.1 million, respectively, used to finance $146.8 million and $42.0 million, respectively, of commercial mortgage loans and REO, and consumer loans. In addition to our secured borrowings, in August 2017 we issued $86.0 million of unsecured Senior Notes, and these were all outstanding as of September 30, 2017.
As of September 30, 2017 and December 31, 2016 our debt-to-equity ratio was 1.91 to one and 1.64 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of September 30, 2017 and December 31, 2016 was 1.91 to one

and 1.63 to one, respectively. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of September 30, 2017 and December 31, 2016, our derivative and TBA counterparties posted an aggregate value of approximately $3.6 million and $12.8 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For each of the nine month periods ended September 30, 2017 and 2016, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $17.2 billion. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed-rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed-rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed-rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of September 30, 2017, our equity decreased by approximately $15.1 million to $629.7 million from $644.8 million as of December 31, 2016. This decrease principally consisted of dividends paid of $44.3 million, distributions to joint venture partners of approximately $8.2 million, and payments to repurchase common shares of $4.8 million. This was partially offset by a net increase in equity resulting from operations for the nine month period ended September 30, 2017 of $27.8 million and an increase related to contributions from our non-controlling interests of approximately $14.2 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $615.6 million as of September 30, 2017.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2017 and 2016
The table below represents the net increase (decrease) in equity resulting from operations for the three and nine month periods ended September 30, 2017 and 2016.

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
(In thousands except per share amounts)	2017	2016	2017	2016
Interest income	$21,145	$16,662	$65,819	$56,078
Other income	1,232	807	3,043	3,500
Total investment income	22,377	17,469	68,862	59,578
Expenses:
Base management fee to affiliate (Net of fee rebates of $172, $0, $172, and $0, respectively)	2,161	2,485	6,942	7,649
Interest expense	8,166	4,143	21,794	11,845
Other investment related expenses	1,908	2,068	5,487	6,007
Other operating expenses	2,240	2,379	6,530	7,339
Total expenses	14,475	11,075	40,753	32,840
Net investment income	7,902	6,394	28,109	26,738
Net realized and change in net unrealized gain (loss) on investments	(663)	7,728	9,209	5,965
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(900)	(13,868)	(10,303)	(50,764)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	(1,987)	(330)	(6,195)	(1,181)
Net foreign currency gain (loss)	2,243	626	6,946	1,609
Net increase (decrease) in equity resulting from operations	6,595	550	27,766	(17,633)
Less: Net increase in equity resulting from operations attributable to non-controlling interests	400	34	1,229	66
Net increase (decrease) in shareholders' equity resulting from operations	$6,195	$516	$26,537	$(17,699)
Net increase (decrease) in shareholders' equity resulting from operations per share	$0.19	$0.02	$0.81	$(0.53)
Results of Operations for the Three Month Periods Ended September 30, 2017 and 2016
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the three month period ended September 30, 2017 we had a net increase in shareholders' equity resulting from operations of $6.2 million, as compared to $0.5 million for the three month period ended September 30, 2016. The increase in shareholders' equity resulting from operations period over period was primarily due to a decrease in our net realized and unrealized losses on our investments and financial derivatives as well as an increase in total investment income. Total return based on changes in "net asset value" or "book value" for our common shares was 1.05% and 0.13% for the three month periods ended September 30, 2017 and 2016, respectively. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $7.9 million and $6.4 million for the three month periods ended September 30, 2017 and 2016, respectively. Net investment income consists of interest and other income less total expenses. The period-over-period increase in net investment income was primarily due to an increase in total investment income, partially offset by an increase in total expenses, mainly interest expense, for the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016. The increase in our period-over-period total investment income was primarily driven by an increase in interest income, which resulted from the increase in both the average size and weighted average yield of both our Credit and Agency portfolios. Our interest expense increased on our reverse repo borrowings given the increase in LIBOR, and in addition we issued Senior Notes during the current period, which also increased our overall financing costs.

Interest Income
Interest income was $21.1 million for the three month period ended September 30, 2017 as compared to $16.7 million for the three month period ended September 30, 2016. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was primarily due to an increase in the size of our Credit and Agency portfolios, a higher weighted average yield on our portfolio of yield-bearing assets, and a smaller negative "Catch-up Premium Amortization Adjustment," as described below.
For the three month period ended September 30, 2017, interest income from our Credit portfolio was $13.3 million, as compared to $11.8 million for the three month period ended September 30, 2016. The period-over-period increase in interest income in this portfolio was primarily due to an increase in the average size of the portfolio, along with a slightly higher weighted average yield on the portfolio. For the three month period ended September 30, 2017, interest income from our Agency RMBS was $5.9 million, while for the three month period ended September 30, 2016, interest income was $4.7 million. The period-over-period increase in interest income in our Agency portfolio was primarily due to an increase in the weighted average yield of the portfolio, along with a smaller negative "Catch-up Premium Amortization Adjustment" and a slight increase in the average size of that portfolio.
Some of the variability in our interest income and portfolio yields is due to quarterly adjustments to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this quarterly adjustment as a "Catch-up Premium Amortization Adjustment." The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the third quarter of 2017, we had a negative Catch-up Premium Amortization Adjustment of approximately $(0.4) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 5.32% for the third quarter of 2017. By comparison, for the third quarter of 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $(1.4) million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the third quarter of 2016 would have been 5.14%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three month periods ended September 30, 2017 and 2016:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended September 30, 2017	$13,329	$641,402	8.31%	$5,917	$834,363	2.84%	$19,246	$1,475,765	5.22%
Three month period ended September 30, 2016	$11,830	$573,420	8.25%	$4,659	$817,632	2.28%	$16,489	$1,391,053	4.74%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin), long positions in U.S. Treasury securities, and repurchase agreements. Also excludes interest income on long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the three month periods ended September 30, 2017 and 2016, base management fee incurred, which is based on total equity at the end of each quarter, was $2.2 million and $2.5 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense, increased to $8.2 million for the three month period ended September 30, 2017, as compared to $4.1 million for the three month period ended September 30, 2016. This increase in our interest expense was primarily due to an increase in the cost of our reverse repo borrowings, which increased as LIBOR increased period over period, an increase in interest expense related to a larger position in corporate bonds sold short, and interest expense on our $86 million of Senior Notes, which have an effective interest rate of 5.55%. The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our borrowings now relate to our Credit portfolio, given that portfolio's increase in size.
The table below summarizes the components of interest expense for the three month periods ended September 30, 2017 and 2016.

	For the Three Month Period Ended
	September 30, 2017	September 30, 2016
Reverse repos and other secured borrowings	$5,798	$3,303
Unsecured senior notes (1)	570	—
Securities sold short (2)	1,531	514
Other (3)	267	326
Total	$8,166	$4,143

(1)	Amount includes the related amortization of debt issuance costs.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
The following table summarizes our aggregate secured borrowings, which carry interest rate that are based on or correlated with LIBOR, including reverse repos and other secured borrowings for the three month periods ended September 30, 2017 and 2016.

	For the Three Month Period Ended
	September 30, 2017			September 30, 2016
Collateral for Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$315,731	$2,962	3.72%	$231,505	$1,839	3.16%
Agency RMBS	783,521	2,571	1.30%	781,539	1,413	0.72%
Subtotal(1)	1,099,252	5,533	2.00%	1,013,044	3,252	1.28%
Corporate Credit Relative Value Trading Strategy	59,347	239	1.60%	15,603	36	0.92%
U.S. Treasury Securities	9,014	26	1.14%	15,974	15	0.38%
Total	$1,167,613	$5,798	1.97%	$1,044,621	$3,303	1.26%
Average One-Month LIBOR			1.23%			0.51%
Average Six-Month LIBOR			1.46%			1.15%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 2.01% and 1.48% for the three month periods ended September 30, 2017 and 2016, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.21% and 3.26% for the three month periods ended September 30, 2017 and 2016, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for either of the three month periods ended September 30, 2017 and 2016, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.

Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the three month periods ended September 30, 2017 and 2016 other investment related expenses were $1.9 million and $2.1 million, respectively. The decrease in other investment related expenses was primarily due to a decrease in dividend expense on short common stock and other expenses directly associated with our investment transactions.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three month period ended September 30, 2017 were $2.2 million as compared to $2.4 million for the three month period ended September 30, 2016. The decrease in our other operating expenses was primarily related to decreased professional fees and administration fees.
Net Realized and Unrealized Gains (Losses) on Investments
During the three month period ended September 30, 2017, we had net realized and unrealized losses on investments of $(0.7) million as compared to net realized and unrealized gains of $7.7 million for the three month period ended September 30, 2016. Net realized and unrealized losses on investments of $(0.7) million for the three month period ended September 30, 2017 resulted principally from net realized and unrealized losses on CLOs, non-QM mortgage loans, TBAs, consumer loans, and short common stock, partially offset by net realized and unrealized gains on Agency RMBS, U.S. CMBS, European structured products (RMBS and CLOs) as well as European consumer loans, corporate debt, and U.S. Treasury securities. Our net short positions in TBAs, U.S. Treasury securities, and sovereign debt are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings.
Net realized and unrealized gains on investments of $7.7 million for the three month period ended September 30, 2016 resulted principally from net realized and unrealized gains from U.S. and European non-Agency RMBS and CLOs, Agency RMBS pass-throughs, and distressed corporate loans, partially offset by net realized and unrealized losses on small balance commercial mortgage loans, consumer loans and ABS, sovereign debt, TBAs, and U.S. Treasury securities.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three month period ended September 30, 2017, we had net realized and unrealized losses on our financial derivatives of $(2.9) million as compared to net realized and unrealized losses of $(14.2) million for the three month period ended September 30, 2016. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to high-yield corporate credit, credit default swaps on asset-backed indices and individual MBS, and total return swaps. Net realized and unrealized losses of $(2.9) million on our financial derivatives for the three month period ended September 30, 2017 resulted primarily from net losses on our foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, and interest rate swaps. These net losses were partially offset by net gains on CDS on corporate bonds. Our CDS on corporate bonds include credit hedging positions as well as positions related to our corporate credit relative value trading strategy. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(14.2) million for the three month period ended September 30, 2016 resulted primarily from net losses related to our CDS on high-yield corporate bond indices, CDS on asset-backed indices, and total return swaps, partially offset by net gains on our interest rate swaps. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction gains were incurred in connection with our non-dollar denominated European assets.

Results of Operations for the Nine Month Periods Ended September 30, 2017 and 2016
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the nine month period ended September 30, 2017 we had a net increase in shareholders' equity resulting from operations of $26.5 million, and for the nine month period ended September 30, 2016 we had a net decrease in shareholders' equity resulting from operations of $(17.7) million. The period-over-period reversal in our results of operations was primarily due to a significant decrease in our net realized and unrealized losses on our financial derivatives. Because our credit hedges during the nine month period ended September 30, 2016 were primarily in the form of short positions in financial instruments tied to high-yield corporate credit, we incurred significant losses in the nine month period ended September 30, 2016 as high-yield corporate credit rallied meaningfully during the period. For the nine month period ended September 30, 2017, high-yield corporate credit also rallied, but we had significantly less exposure to these credit hedges during the period, and as a result we had much lower credit hedging losses as compared to the prior period. Total return based on changes in "net asset value" or "book value" for our common shares was 4.40% for the nine month period ended September 30, 2017 as compared to (2.25)% for the nine month period ended September 30, 2016. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $28.1 million and $26.7 million for the nine month periods ended September 30, 2017 and 2016, respectively. Net investment income consists of interest and other income less total expenses. The period-over-period increase in net investment income was primarily due to an increase in total investment income, principally from interest income, partially offset by an increase in total expenses, mainly interest expense, for the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016. Our interest expense increased on our reverse repo borrowings given the increase in LIBOR, and in addition we issued Senior Notes during the current period, which also increased our overall financing costs.
Interest Income
Interest income was $65.8 million for the nine month period ended September 30, 2017 as compared to $56.1 million for the nine month period ended September 30, 2016. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was primarily due to an increase in the size of our Credit portfolio as well as a large positive Catch-up Premium Amortization Adjustment for the nine month period ended September 30, 2017 as compared to a large negative Catch-up Premium Amortization Adjustment for the nine month period ended September 30, 2016.
For the nine month period ended September 30, 2017, interest income from our Credit portfolio was $39.0 million, as compared to $37.5 million for the nine month period ended September 30, 2016. The slight period-over-period increase in interest income in this portfolio was primarily due to the larger size of the portfolio for the nine month period ended September 30, 2017. For the nine month period ended September 30, 2017, interest income from our Agency RMBS was $20.9 million, while for the nine month period ended September 30, 2016, interest income was $17.5 million. The period-over-period increase in interest income in this portfolio was primarily due to a positive Catch-up Premium Amortization Adjustment for the nine month period ended September 30, 2017 as compared to a negative Catch-up Premium Amortization Adjustment for the nine month period ended September 30, 2016.
For the nine month period ended September 30, 2017, we had a positive Catch-up Premium Amortization Adjustment of approximately $1.5 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 5.39% for the nine month period ended September 30, 2017. By comparison, for the nine month period ended September 30, 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $2.4 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the nine month period ended September 30, 2016 would have been 5.24%.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine month periods ended September 30, 2017 and 2016:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine month period ended September 30, 2017	$38,950	$596,599	8.70%	$20,943	$848,145	3.29%	$59,893	$1,444,744	5.53%
Nine month period ended September 30, 2016	$37,517	$575,504	8.69%	$17,537	$887,485	2.63%	$55,054	$1,462,990	5.02%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the nine month periods ended September 30, 2017 and 2016, base management fee incurred, which is based on total equity at the end of each quarter, was $6.9 million and $7.6 million, respectively. The decrease in the base management fee was due to our smaller capital base period over period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $21.8 million for the nine month period ended September 30, 2017, as compared to $11.8 million for the nine month period ended September 30, 2016. This increase in our interest expense was primarily due to an increase in the cost of our reverse repo borrowings, which increased as LIBOR increased period over period, an increase in interest expense related to a larger position in corporate bonds sold short, and interest expense on our $86 million of Senior Notes, which have an effective interest rate of 5.55%. The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our borrowings now relate to our Credit portfolio, given that portfolio's increase in size.
The table below summarizes the components of interest expense for the nine month periods ended September 30, 2017 and 2016.

	For the Nine Month Period Ended
	September 30, 2017	September 30, 2016
Reverse repos and other secured borrowings	15,079	$10,075
Unsecured senior notes (1)	570	—
Securities sold short (2)	4,759	1,213
Other (3)	1,386	557
Total	21,794	$11,845

(1)	Amount includes the related amortization of debt issuance costs.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.

The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on or correlated with LIBOR, including reverse repos and other secured borrowings, for the nine month period ended September 30, 2017 and 2016.

	For the Nine Month Period Ended
	September 30, 2017			September 30, 2016
Collateral for Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$275,624	$7,557	3.67%	$258,791	$5,659	2.92%
Agency RMBS	794,547	6,653	1.12%	842,784	4,338	0.69%
Subtotal(1)	1,070,171	14,210	1.78%	1,101,575	9,997	1.21%
Corporate Credit Relative Value Trading Strategy	60,219	677	1.50%	6,334	44	0.94%
U.S. Treasury Securities	31,823	192	0.81%	15,922	34	0.28%
Total	$1,162,213	$15,079	1.73%	$1,123,831	$10,075	1.20%
Average One-Month LIBOR			1.04%			0.46%
Average Six-Month LIBOR			1.42%			0.99%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our yield-bearing targeted assets, our total average cost of funds would increase to 1.83% and 1.43% for the nine month periods ended September 30, 2017 and 2016, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.70% and 3.59% for the nine month periods ended September 30, 2017 and 2016, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the nine month periods ended September 30, 2017 and 2016, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the nine month periods ended September 30, 2017 and 2016 other investment related expenses were $5.5 million and $6.0 million, respectively. The decrease in other investment related expenses was primarily due to a decrease in dividend expense on short common stock and other expenses directly associated with our investment transactions.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the nine month period ended September 30, 2017 were $6.5 million as compared to $7.3 million for the nine month period ended September 30, 2016. The decrease in our other operating expenses was primarily related to decreased professional fees and administration fees.

Net Realized and Unrealized Gains (Losses) on Investments
During the nine month period ended September 30, 2017, we had net realized and unrealized gains on investments of $9.2 million as compared to net realized and unrealized gains of $6.0 million for the nine month period ended September 30, 2016. Net realized and unrealized gains on investments of $9.2 million for the nine month period ended September 30, 2017 resulted principally from net realized and unrealized gains on European structured products (RMBS, CMBS, and CLOs), U.S. CLOs, non-Agency MBS, small balance commercial and residential mortgage loans, and corporate debt, partially offset by net realized and unrealized losses on Agency RMBS, TBAs, non-QM loans, U.S. consumer loans, and short common stock. Our net short positions in TBAs, U.S. Treasury securities, and sovereign securities are used primarily to hedge interest rate and/or prepayment risk with respect to our investment holdings.
Net realized and unrealized gains on investments of $6.0 million for the nine month period ended September 30, 2016 resulted principally from net realized and unrealized gains on Agency RMBS, U.S. non-Agency RMBS, U.S. and European CLOs, commercial and residential REO, partially offset by net realized and unrealized losses on TBAs, U.S. Treasury securities, U.S. and European CMBS, consumer loans, and distressed corporate debt.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the nine month period ended September 30, 2017, we had net realized and unrealized losses on our financial derivatives of $(16.5) million as compared to net realized and unrealized losses of $(51.9) million for the nine month period ended September 30, 2016. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to high-yield corporate credit, credit default swaps on asset-backed indices and individual MBS and total return swaps. Net realized and unrealized losses of $(16.5) million on our financial derivatives for the nine month period ended September 30, 2017 resulted primarily from net losses on our foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, total return swaps, and interest rate swaps. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(51.9) million for the nine month period ended September 30, 2016 resulted primarily from net losses related to our CDS on high yield corporate bond indices, interest rate swaps, and total return swaps, partially offset by net gains on our options on CDS on high-yield corporate bond indices and our CDS on asset-backed indices. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction gains were incurred in connection with our non-dollar denominated European assets.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining positions in MBS and other assets, making distributions in the form of dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repurchase agreements, or "repos," reverse repos, TBAs, and financial derivative contracts, repayment of reverse repo borrowings and other secured borrowings to the extent we are unable or unwilling to extend such borrowings, payment of our general operating expenses, payment of interest payments on our Senior Notes, and payment of our quarterly dividend. Our capital resources primarily include cash on hand, cash flow from our investments (including principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under reverse repos, and proceeds from equity and debt offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Nine Month Period Ended September 30, 2017	$1,093,474	$1,029,810
Nine Month Period Ended September 30, 2016	$1,044,621	$983,814

The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	September 30, 2017
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$351,982	34.2%
31 - 60 Days	347,427	33.7%
61 - 90 Days	236,695	23.0%
91 - 120 Days	73,609	7.1%
121 - 150 Days	3,338	0.3%
151 - 180 Days	8,991	0.9%
181 - 360 Days	7,768	0.8%
	$1,029,810	100.0%
Reverse repos involving underlying investments that we sold prior to September 30, 2017, for settlement following September 30, 2017, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a reverse repo lender applies to the market value of an asset serving as collateral for a reverse repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of September 30, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding reverse repo borrowings (excluding reverse repo borrowings related to U.S. Treasury securities) was 27.5% with respect to Credit assets, 5.3% with respect to Agency RMBS assets, and 12.2% overall. As of December 31, 2016 these respective weighted average contractual haircuts were 29.6%, 5.3%, and 12.5%.
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
As of both September 30, 2017 and December 31, 2016, we had $1.0 billion of borrowings outstanding under our reverse repos. As of September 30, 2017, the remaining terms on our reverse repos ranged from 2 days to 360 days, with a weighted average remaining term of 48 days. As of December 31, 2016, the remaining terms on our reverse repos ranged from 3 days to 320 days, with a weighted average remaining term of 56 days. Our reverse repo borrowings were with a total of twenty-one counterparties as of both September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 1.65% and 1.32%, respectively. As of September 30, 2017, our reverse repos had interest rates ranging from (1.75)% to 4.57%. As of December 31, 2016, our reverse repos had interest rates ranging from 0.60% to 3.76%. Investments transferred as collateral under reverse repos had an aggregate estimated fair value of $1.2 billion as of both September 30, 2017 and December 31, 2016. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
In addition to our borrowings under reverse repurchase agreements, we have entered into various transactions to finance certain of our commercial mortgage loans and REO and certain of our consumer loans; these transactions are accounted for as collateralized borrowings. As of September 30, 2017 and December 31, 2016 we had outstanding borrowings related to these transactions in the amount of $89.6 million and $24.1 million, respectively, which is reflected under the caption "Other secured borrowings" on the Consolidated Statement of Assets, Liabilities, and Equity. As of September 30, 2017 and December 31, 2016, the fair value of commercial mortgage loans and REO, and consumer loans collateralizing our other secured borrowings was $146.8 million and $42.0 million, respectively. See Note 6 in the notes to our consolidated financial statements for further information on the Company's other secured borrowings.

In August 2017, we issued $86.0 million of unsecured Senior Notes, at par, that mature in September 2022. The Senior Notes bear an interest rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The Senior Notes have an effective interest rate, including debt issuance costs, of 5.55%. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. See Note 6 of the notes to our consolidated financial statements for further detail on the Senior Notes.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2017	$1,029,810	$1,093,474	$1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,044,621	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,178,552	1,205,385
December 31, 2015(1)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589
December 31, 2014	1,669,433	1,882,629	1,889,410

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

Amount at risk represents the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repurchase agreements. As of both September 30, 2017 and December 31, 2016 there were no counterparties with an amount at risk greater than 5% of shareholders' equity.
Although we typically finance most of our holdings of Agency RMBS, as of September 30, 2017 and December 31, 2016, we held unencumbered Agency pools, on a settlement date basis, in the amount of $4.9 million and $40.0 million, respectively.
We held cash and cash equivalents of approximately $111.4 million and $123.3 million as of September 30, 2017 and December 31, 2016, respectively.
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
During the three month period ended September 30, 2017 we repurchased 123,321 common shares at an average price per share of $15.60 and a total cost of $1.9 million. During the nine month period ended September 30, 2017 we repurchased 305,327 common shares at an average price per share of $15.69 and a total cost of $4.8 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. Through November 3, 2017, we have repurchased 337,925 shares under the current share repurchase program for an aggregate cost of $5.3 million.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the nine month period ended September 30, 2017, we paid total dividends in the amount of $44.3 million related to the three month periods ended December 31, 2016, March 31, 2017, and June 30, 2017. In November 2017, our Board of Directors approved a dividend related to the third quarter of 2017 in the amount of $0.41 per share, or approximately $13.3 million, payable on December 15, 2017 to shareholders of record as of December 1, 2017. During the nine month period ended September 30, 2016, we paid total dividends in the amount of $50.3 million related to the three month periods ended December 31, 2015, March 31, 2016, and June 30, 2016.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP holders for the periods indicated below:
Nine Month Period Ended September 30, 2017

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.45	$14,757		June 1, 2017	June 15, 2017
Second Quarter	$0.45	$14,757		September 1, 2017	September 15, 2017
Third Quarter	$0.41	$13,348	*	December 1, 2017	December 15, 2017
* Estimated
Nine Month Period Ended September 30, 2016

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.50	$16,744	June 1, 2016	June 15, 2016
Second Quarter	$0.50	$16,640	September 1, 2016	September 15, 2016
Third Quarter	$0.45	$14,892	December 1, 2016	December 15, 2016
For the nine month period ended September 30, 2017, our operating activities used net cash in the amount of $123.9 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $3.8 million. We received proceeds from the issuance of other secured borrowings of $94.9 million and used $21.0 million to pay down principal on other secured borrowings. We also received $85.1 million in proceeds from the issuance of Senior Notes, net of debt issuance costs paid. Thus our operating activities, when combined with our reverse repo financings, other secured borrowings, and the net borrowings related to our Senior Notes, provided net cash of $31.3 million for the nine month period ended September 30, 2017. In addition, contributions from non-controlling interests provided cash of $14.2 million. We used $44.3 million to pay dividends, $8.2 million for distributions to non-controlling interests (our joint venture partners), and $4.8 million to repurchase common shares. As a result there was an decrease in our cash holdings of $11.9 million from $123.3 million as of December 31, 2016 to $111.4 million as of September 30, 2017.
For the nine month period ended September 30, 2016, our operating activities provided net cash in the amount of $163.7 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $141.8 million. In addition we received proceeds from the issuance of other secured borrowings of $40.9 million less repayments of $10.2 million. Thus our operating activities, when combined with our reverse repo and other secured borrowings, used net cash of $52.6 million for the nine month period ended September 30, 2016. We also used $50.3 million to pay dividends, $2.6 million for distributions to a non-controlling interest (our joint venture partners), and $8.8 million to repurchase common shares. In addition, contributions from a non-controlling interest member provided cash of $4.7 million. As a result there was a decrease in our cash holdings of $4.3 million from $183.9 million as of December 31, 2015 to $179.6 million as of September 30, 2016.
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
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of September 30, 2017 and December 31, 2016 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
As of September 30, 2017, we had an aggregate amount at risk under our reverse repos with twenty-one counterparties of approximately $154.8 million, and as of December 31, 2016, we had an aggregate amount at risk under our reverse repos with twenty-one counterparties of approximately $161.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under repos and reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of both September 30, 2017 and December 31, 2016 does not include approximately $3.1 million, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2017, we had an aggregate amount at risk under our derivative contracts with seventeen counterparties of approximately $36.9 million. We also had $9.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. As of December 31, 2016, we had an aggregate amount at risk under our derivatives contracts with eighteen counterparties of approximately $42.5 million. We also had $7.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with twelve counterparties of approximately $5.6 million. As of December 31, 2016, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
See Note 15 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 7 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At September 30, 2017 the Company had not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2017 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2017, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$6,663	1.06%	$11,232	1.78%	$(8,757)	(1.39)%	$(19,610)	(3.11)%
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	3,324	0.53%	6,261	0.99%	(3,711)	(0.59)%	(7,809)	(1.24)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(7,371)	(1.17)%	(15,067)	(2.39)%	7,045	1.12%	13,765	2.19%
Mortgage-Related Derivatives	50	0.01%	99	0.02%	(51)	(0.01)%	(102)	(0.02)%
Corporate Securities and Derivatives on Corporate Securities	(34)	(0.01)%	(22)	(0.01)%	80	0.01%	207	0.03%
Repurchase Agreements and Reverse Repurchase Agreements	(2,389)	(0.38)%	(4,809)	(0.76)%	2,350	0.38%	4,668	0.74%
Total	$243	0.04%	$(2,306)	(0.37)%	$(3,044)	(0.48)%	$(8,881)	(1.41)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2017 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On September 12, 2017, we granted 3,334 LTIP units to Thomas Robards, 3,334 LTIP units to Ronald I. Simon, Ph.D., and 3,334 LTIP units to Edward Resendez as compensation for serving as directors. These grants were made pursuant to our 2007 Individual Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Rule 701 promulgated under the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
July 1, 2017 – July 31, 2017	—	$—	—	1,571,733
August 1, 2017 – August 31, 2017	—	—	—	1,571,733
September 1, 2017 – September 30, 2017	123,321	15.60	123,321	1,448,412
Total	123,321	$15.60	123,321	1,448,412

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	November 9, 2017	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	November 9, 2017	By:	/s/ LISA MUMFORD
Lisa Mumford Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.