Form 10-K
period 2017-12-31
Ellington Financial LLC
filed 2018-03-15
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common shares held by non-affiliates was $470,555,243 based on the closing price as reported by the New York Stock Exchange on that date.
Number of the registrant's common shares outstanding as of March 9, 2018: 30,545,290
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2018 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.
The financial statements contained in Part II of this Form 10-K constitute the annual report with respect to the registrant for purposes of CFTC rule 4.22(C) (the "CFTC Annual Report").

ELLINGTON FINANCIAL LLC

PART I
Item 1. Business
Except where the context suggests otherwise, "EFC," "we," "us," and "our" refer to Ellington Financial LLC and its consolidated subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership." We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to Ellington and its principals (including family trusts established by its principals) and entities in which 100% of the interests are beneficially owned by the foregoing. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
Ellington Financial LLC is a specialty finance company that was formed as a Delaware limited liability company in July 2007 and commenced operations in August 2007. We acquire and manage mortgage-related, consumer-related, corporate-related, and other financial assets. Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted assets currently include investments in the U.S. and Europe (as applicable) in the following categories:

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

•
residential mortgage loans, including mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," and non-performing and re-performing residential mortgage loans, or "residential NPLs," including "legacy" (i.e. issued before the 2008 financial crisis) NPLs;

•	consumer loans and asset-backed securities, or "ABS," backed by consumer loans;

•	collateralized loan obligations, or "CLOs";
•corporate debt and equity securities, including distressed debt and equity;
•mortgage-related and non-mortgage-related derivatives; and

•	other investments, including strategic investments in companies from which we purchase, or may in the future purchase, targeted assets.
We opportunistically utilize derivatives and other hedging instruments to hedge our credit, interest rate, and foreign currency risk.
Our investments in residential and commercial mortgage loans may consist of performing, non-performing, or sub-performing loans. In addition, we may from time to time acquire real property. We also have made, and may in the future make, investments in the debt and/or equity of other entities engaged in mortgage-related businesses, such as mortgage originators and other mortgage-related entities. In connection with investments in mortgage originators, we may also enter into flow agreements that will allow us to purchase new loans from the mortgage originators in which we invest in accordance with the parameters set forth in the applicable flow agreement. We also opportunistically engage in relative value trading strategies, whereby we seek to identify and capitalize on short-term pricing disparities in various equity and/or fixed-income markets, such as corporate credit. We may also opportunistically acquire and manage other types of mortgage-related and financial assets not listed above, such as mortgage servicing rights, or "MSRs," and credit risk transfer securities, or "CRTs."
Our Credit portfolio, which includes all of our assets other than Agency RMBS, has been the primary driver of our risk and return, and we expect that this will continue in the near to medium term. We also maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from registration as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will maintain a core amount of Agency RMBS. For more information on our targeted assets, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes."
We believe that we have been organized and have operated so that we have qualified to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 23-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer and a member of our Board of Directors; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who serves as our Chief Executive Officer and President and a member of our Board of Directors; Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer; Lisa Mumford, who serves as our Chief Financial Officer; Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; JR Herlihy, a Director of Ellington, who serves as our Treasurer; Chris Smernoff, who serves as our Controller; and Jason Frank, Associate General Counsel of Ellington, who serves as our Secretary. Mr. Herlihy is expected to become our Chief Financial Officer upon Ms. Mumford's retirement from her position with our company on or about March 30, 2018, at which time Mr. Smernoff is expected to become our Chief Accounting Officer. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 23-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2017, Ellington employed over 160 employees and had assets under management of approximately $6.6 billion, of which approximately $5.1 billion consisted of our company, as well as Ellington Residential Mortgage REIT, a real estate investment trust for U.S. federal income tax purposes, or "REIT," listed on the New York Stock Exchange, or the "NYSE," under the ticker "EARN," and various hedge funds and other alternative investment vehicles that employ financial leverage, and approximately $1.5 billion consisted of accounts that do not employ financial leverage.
Our Strategy
We utilize an opportunistic strategy to seek to generate attractive, risk-adjusted returns. We pursue value across various types of mortgage-related, consumer-related, corporate-related, and other financial assets, through investments primarily in securities and loans.
Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that will allow us to continue to be treated as a partnership for U.S. federal income tax purposes and to maintain our exclusion from registration as an investment company under the Investment Company Act. As a result, although we focus on the targeted assets described in the section captioned "—Our Company" above, our acquisition and management decisions depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. We may engage in a high degree of trading volume as we implement our strategy. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We may change our strategy and policies without a vote of our shareholders. Moreover, although our independent directors may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
We believe that Ellington's capabilities allow our Manager to identify attractive assets, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets. Ellington's continued emphasis on and development of proprietary credit, interest rate, and prepayment models, as well as other proprietary research and analytics, underscores the importance it places on a disciplined and analytical approach to fixed income investing. We leverage these skills and resources to seek to meet our investment objectives.
With respect to structured products including MBS, Ellington seeks investments across a wide range of sectors without any restriction as to ratings, structure, or position in the capital structure. Over time and through market cycles, opportunities will present themselves in varying sectors and in varying forms. By rotating between and allocating among various sectors of the structured product markets and adjusting the extent to which it hedges, Ellington believes that it is able to capitalize on the disparities between these sectors as well as on overall trends in the marketplace, and therefore provide better and more consistent returns for its investors. Disparities between sectors vary from time to time and are driven by a combination of factors. For example, as various structured product sectors fall in and out of favor, the relative yields that the market demands for those sectors may vary. In addition, Ellington's performance projections for certain sectors may differ from those of other market participants and such disparities will naturally cause us, from time to time, to gravitate towards certain sectors and away from others. Disparities between structured product sectors and individual securities within such sectors may also be driven by differences in collateral performance (for example, loans originated during certain periods of time when underwriting standards were generally stricter may on average perform better than loans originated during other times) and in the structure of particular investments (for example, in the timing of cash flows or the level of credit enhancement), and our Manager may believe that other market participants are overestimating or underestimating the value of these differences. Furthermore, we believe that risk management, including opportunistic portfolio hedging and prudent financing and liquidity management, is essential for consistent generation of attractive, risk-adjusted total returns across market cycles.
With respect to loans, we have tended to focus on underserved, niche market segments where inefficiencies exist, and where the segment's size or complexity could present barriers to entry. Since the financial crisis, capital requirements and other regulations in the banking industry have curtailed bank origination and ownership of certain types of loans, and as a result, capital availability for certain loan products is lower than it was historically, thus creating better opportunities for Ellington to invest in these loan products. Ellington uses its deep network of industry relationships to source new loan investments. These relationships have generated a regular flow of offerings from diversified sources, including flow agreements with certain loan origination partners. By investing opportunistically in both loans and securities, we believe we are able to achieve attractive diversification and can take advantage of relative value across investment classes.

We believe that our Manager is uniquely qualified to implement our strategy. Our strategy is consistent with Ellington's investment approach, which is based on its distinctive strengths in sourcing, analyzing, trading, and hedging complex structured products. Furthermore, we believe that Ellington's extensive experience in buying, selling, analyzing, and structuring fixed income securities, coupled with its broad access to market information and trading flows, provides us with a steady flow of opportunities to acquire assets with favorable trade executions.
In executing our strategies, we employ a wide variety of hedging instruments and derivative contracts. See "—Risk Management."
Investment Process
Our investment process benefits from the resources and professionals of our Manager and Ellington. The process is managed by an investment and risk management committee, which includes, among others, the following three officers of our Manager: Messrs. Vranos, Penn, and Tecotzky. These officers of our Manager also serve as our Co-Chief Investment Officer, Chief Executive Officer, and Co-Chief Investment Officer, respectively. The investment and risk management committee operates under investment guidelines and meets periodically to develop a set of preferences for the composition of our portfolio. The primary focus of the investment and risk management committee, as it relates to us, is to review and approve our investment policies and our portfolio holdings and related compliance with our investment policies and guidelines, and to give guidance and oversight to the various investment teams that make our day-to-day investment decisions. The investment and risk management committee has authority delegated by our Board of Directors to authorize transactions consistent with our investment guidelines.
Ellington has focused investment teams for many of our targeted asset classes. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing, and hedging, each as appropriate, to seek attractive total returns commensurate with our risk tolerance. Our asset acquisition process is also informed by our objective to maintain our exclusion from registration as an investment company under the Investment Company Act, and to maintain our qualification as a partnership for U.S. federal income tax purposes.
Valuation of Assets
Our Manager's valuation process is subject to the oversight of our Manager's Valuation Committee as well as the oversight of the independent members of our Board of Directors. See Note 2 of the notes to consolidated financial statements included in this report for a complete discussion of our valuation process.
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
Credit Risk Hedging
We enter into credit-hedging positions in order to protect against adverse credit events with respect to our non-Agency holdings. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both "single-name" instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. We also often opportunistically overlay our credit hedges with certain relative value long/short positions involving the same or similar instruments.
Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies to mitigate such risks. The interest rate hedging instruments that we use and may use in the future include, without limitation:

•	To-Be-Announced mortgage pass-through certificates, or "TBAs";

•	interest rate swaps (including floating-to-fixed, fixed-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);

•	collateralized mortgage obligations, or "CMOs";

•	U.S. Treasury securities;

•	swaptions, caps, floors, and other derivatives on interest rates;

•	futures and forward contracts; and

•	options on any of the foregoing.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2017, the majority of our debt financings consisted of reverse repurchase agreements, or "reverse repos." Currently, the majority of our reverse repos are collateralized by Agency RMBS; however, we also have reverse repo borrowings that are collateralized by our non-Agency assets, which from time to time may also include reverse repos on U.S. Treasury securities. In a reverse repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, reverse repos are accounted for as collateralized borrowings. During the term of a reverse repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our reverse repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our reverse repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our reverse repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our reverse repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty.
In addition to using reverse repos to finance many of our assets, we have entered into securitization transactions to finance other of our assets, and we have also entered into a secured borrowing facility to finance a portfolio of unsecured loans. For those secured financings, other than reverse repurchase agreements, for which the associated transfer of assets is not accounted for as a sale, the associated borrowings are included under the captions Other secured borrowings and Other secured borrowings, at fair value, on our Consolidated Statement of Assets, Liabilities, and Equity. In addition, we have issued senior notes, or "Senior Notes," that are unsecured and are effectively subordinated to our secured indebtedness, to the extent of the value of the collateral securing such indebtedness.
We may utilize other types of borrowings in the future, including more complex financing structures. We also may raise capital by issuing additional debt securities, preferred or common shares, warrants, or other securities.
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
The management agreement, as amended, requires our Manager to manage our assets, operations, and affairs in conformity with the policies and the investment guidelines that are approved and monitored by our Board of Directors. Our Manager is under the supervision and direction of our Board of Directors. Our Manager is responsible for:

•	the selection, purchase, and sale of assets in our portfolio;

•	our financing and risk management activities;

•	providing us with advisory services; and

•	providing us with a management team, inclusive of a partially dedicated Chief Financial Officer and appropriate support personnel as necessary.
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
If we invest at issuance in the equity of any collateralized debt obligation, or "CDO," that is managed, structured, or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then unless agreed otherwise by majority of the Company's independent directors, the base management and incentive fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion of any such related management, origination, or structuring fees.
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
Reimbursement of Expenses
We do not maintain an office or employ personnel. We rely on the facilities and resources of our Manager to conduct our operations. We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of Ellington's employees and other related expenses, other than our allocable portion of the costs incurred by our Manager for certain dedicated or partially dedicated employees including, a Chief Financial Officer, one or more controllers, an in-house legal counsel, an investor relations professional, certain internal audit staff in connection with Sarbanes-Oxley compliance initiatives and certain other personnel performing duties for us, based on the portion of their working time and efforts spent on our matters and subject to approval of the reimbursed amounts by the Compensation Committee of the Board of Directors. In addition, other than as expressly described in the management agreement, we are not required to pay any portion of rent, telephone, utilities, office furniture, equipment, machinery, and other office, internal and overhead expenses of our Manager and its affiliates. Expense reimbursements to our Manager are made within 60 days following delivery of the expense statement by our Manager.
Term and Termination
The management agreement has a current term that expires on December 31, 2018, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent a fee-based termination by accepting a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
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
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT, a REIT listed on the NYSE. As of December 31, 2017, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that have assets under management of approximately $5.7 billion, excluding our assets but including $1.5 billion of accounts that do not employ financial leverage. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.

Because many of our targeted assets are typically available only in specified quantities and are also targeted assets for other Ellington accounts, Ellington often is not able to buy as much of any given asset as required to satisfy the needs of all its accounts. In these cases, Ellington's investment allocation procedures and policies typically allocate such assets to multiple accounts in proportion to their needs and available capital. Ellington may at times allocate opportunities on a preferential basis to accounts that are in a "start-up" or "ramp-up" phase. The policies permit departure from such proportional allocation under certain circumstances, including, for example, when such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policies allow for a protocol of allocating assets so that, on an overall basis, each account is treated equitably. In addition, as part of these policies, we may be excluded from specified allocations of assets for tax, regulatory, risk management, or similar reasons.
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

•
Investment in Other Ellington Accounts—pursuant to our management agreement, if we invest at issuance in the equity of any CDO that is managed, structured, or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then unless agreed otherwise by majority of the Company's independent directors, the base management and incentive fees payable by us to our Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any such management, origination or structuring fees.

•
Split Price Executions—pursuant to our management agreement, our Manager is authorized to combine purchase or sale orders on our behalf together with orders for other accounts managed by Ellington, our Manager or their affiliates and allocate the securities or other assets so purchased or sold, on an average price basis or other fair and consistent basis, among such accounts.

Our Manager is authorized to follow very broad investment guidelines. Our independent directors will periodically review our investment guidelines and our portfolio. However, our independent directors generally will not review our proposed asset acquisitions, dispositions, or other management decisions. In addition, in conducting periodic reviews, our independent directors will rely primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our independent directors. Our Manager has great latitude within our broad investment guidelines to determine the types of assets it may decide are proper for purchase by us. The management agreement with our Manager does not restrict the ability of its officers and employees from engaging in other business ventures of any nature, whether or not such ventures are competitive with our business. We may acquire assets from entities affiliated with our Manager, even where the assets were originated by such entities. Affiliates of our Manager may also provide services to entities in which we have invested.
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
We also have one subsidiary that elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the "Code," beginning with its 2015 taxable year. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income, determined excluding any net capital gains without regard to the deduction for dividends paid. Failure to qualify as a REIT in any taxable year would cause this subsidiary to be subject to U.S. federal income tax on its taxable income at regular corporate rates (and any applicable state and local taxes). Even if this subsidiary qualifies for taxation as a REIT, it may be subject to certain federal, state, local, and non-U.S. taxes on its income. For example, the income generated by its taxable REIT subsidiary, or "TRS," is subject to U.S. federal income tax (at a 35% rate through 2017 and a 21% rate in 2018), as well as state and local taxes.
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
Our Operating Partnership currently has several subsidiaries that rely on the exclusion provided by Section 3(c)(7) of the Investment Company Act, each a "3(c)(7) subsidiary." In addition, the Holding Subsidiary currently has two 3(c)(7) subsidiaries and one subsidiary that relies on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act, or a "3(c)(5)(C) subsidiary." While investments in 3(c)(7) subsidiaries are considered investment securities for the purposes of the 40% Test, investments in 3(c)(5)(C) subsidiaries are not considered investment securities for the purposes of the 40% Test, nor are investments in subsidiaries that rely on the exclusion provided by Section 3(a)(1)(C).
Therefore, our Operating Partnership's investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. In addition, the Holding Subsidiary's investment in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Holding Subsidiary's total assets (excluding U.S. government securities and cash) on an unconsolidated basis.
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
Staffing
We have no employees. All of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Financial Officer, Treasurer, controllers, accounting staff, in-house legal counsel, investor relations professional, internal audit staff, and other personnel providing services to us are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
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
Item 1A. Risk Factors
If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. In connection with the forward-looking statements that appear in our periodic reports on Form 10-Q and Form 10-K, our Current Reports on Form 8-K, our press releases and our other written and oral communications, you should also carefully review the cautionary statements referred to in such reports and other communications referred to under "Special Note Regarding Forward-Looking Statements."
Risks Related To Our Business
Difficult conditions in the mortgage and residential real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest and such conditions may persist for the foreseeable future.
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage markets in the U.S. and Europe have experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted, and may in the future impact, investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with RMBS, residential mortgage loans, real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
The payments we receive on our Agency RMBS depend upon a steady stream of payments on the underlying mortgages and such payments are guaranteed by the Federal National Mortgage Association, or "Fannie Mae," the Federal Home Loan Mortgage Corporation, or "Freddie Mac," or the Government National Mortgage Association, within the U.S. Department of Housing and Urban Development, or "Ginnie Mae." Fannie Mae and Freddie Mac are government-sponsored enterprises, or "GSEs," but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae, which guarantees MBS backed by federally insured or guaranteed loans primarily consisting of loans insured by the Federal Housing Administration, or "FHA," or guaranteed by the Department of Veterans Affairs, or "VA," is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.
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
In the event of defaults under mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. The recently enacted law informally known as the Tax Cuts and Jobs Act, or "TCJA," reduced the mortgage interest deduction and the state and local income and property tax deduction. These changes could adversely impact housing prices in markets to which we have exposure.
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
Many of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). These underwriting guidelines were more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines were represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines were in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that were underwritten pursuant to less stringent or looser underwriting guidelines, or that were poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that were underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A and subprime mortgage loans, the performance of RMBS backed by Alt-A and subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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

•
asset, collateral or MBS historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different MBS issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); and

•	asset, collateral or MBS information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
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
We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-Agency RMBS, European assets, securitizations, and whole mortgage loans and loan pools. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS, European assets, securitizations, and whole mortgage loans and loan pools. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS, our European assets, our securitizations, as well as the mortgage loans and loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. These mortgage servicers and other service providers to our non-Agency RMBS, European assets, and securitizations, such as trustees, bond insurance providers, due diligence vendors, and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans backing our non-Agency RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. federal, state, or local governments to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our shareholders may be materially adversely affected.

We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly. Such loss mitigation efforts may be unsuccessful or not cost effective.
Both default frequency and default severity of mortgage loans are highly dependent on the quality of the mortgage servicer. We depend on the loss mitigation efforts of mortgage servicers and in some cases "special servicers," which are mortgage servicers who specialize in servicing non-performing loans. If mortgage servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers are far less likely to make those payments. In addition, for the whole mortgage loans that we own directly, we may engage in our own loss mitigation efforts over and beyond the efforts of the mortgage servicers, including more hands-on mortgage servicer oversight and management, borrower refinancing solicitations, as well as other efforts. Our and our mortgage servicers' loss mitigation efforts may be unsuccessful in limiting delinquencies, defaults, and losses, or may not be cost effective, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders. In addition, our ability to accomplish such loss mitigation may be limited by the tax rules governing publicly traded partnerships.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
One of the biggest risks overhanging the non-Agency RMBS market has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential whole loans.
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
Our fixed rate investments, especially most fixed rate mortgage loans, fixed rate MBS, and most MBS backed by fixed rate mortgage loans, decline in value when long-term interest rates increase. Even in the case of Agency RMBS, the guarantees provided by GSEs do not protect us from declines in market value caused by changes in interest rates. In the case of RMBS backed by ARMs, increases in interest rates can lead to increases in delinquencies and defaults as borrowers become less able to make their mortgage payments following interest payment resets. Additionally, an increase in short-term interest rates would increase the amount of interest owed on our reverse repo borrowings. See "—Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets" below.
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
ARMs and and hybrid ARMs (i.e., residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to a fixed increment over a specified interest rate index) are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, our financing costs could increase without limitation while caps could limit the interest we earn on our RMBS backed by ARMs and hybrid ARMs. This problem is magnified for ARMs and hybrid ARMs that are not fully indexed because such periodic interest rate caps prevent the coupon on the security from fully reaching the specified rate in one reset. Further, some ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on RMBS backed by ARMs and hybrid ARMs than necessary to pay interest on our related borrowings. Interest rate caps on RMBS backed by ARMs and hybrid ARMs could reduce our net interest margin if interest rates were to increase beyond the level of the caps, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
The commercial mortgage loans that we acquire or originate, and the mortgage loans underlying our CMBS investments, are subject to the ability of the commercial property owner to generate net income from operating the property as well as to the risks of delinquency and foreclosure.
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
Our investments in CMBS are at risk of loss. In general, losses on real estate securing a mortgage loan included in a securitization will be borne first by the owner of the property, then by the holder of a mezzanine loan or a subordinated participation interest in a bifurcated first lien loan, or "B-Note," if any, then by the "first loss" subordinated security holder (generally, the B-piece buyer) and then by the holder of a higher-rated security. In the event of losses on mortgage loans included in a securitization and the subsequent exhaustion of any applicable reserve fund, letter of credit, or classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if any of the real estate underlying the securitization mortgage portfolio has been overvalued by the originator, or if real estate values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, we may incur losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to the CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans will be held by a "directing certificateholder" or a "controlling class representative," which is generally appointed by the holders of the most subordinate class of CMBS in such series. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests. For further discussion of the risks of our reliance on special servicers, see "—We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly. Such loss mitigation efforts may be unsuccessful or not cost effective" above.
A portion of our investments currently are, and in the future may be, in the form of non-performing and sub-performing commercial and residential mortgage loans, or loans that may become non-performing or sub-performing, which are subject to increased risks relative to performing loans.
A portion of our investments currently are, and in the future may be, in the form of commercial and residential whole mortgage loans, including subprime mortgage loans and non-performing and sub-performing mortgage loans, which are subject to increased risks of loss. Such loans may already be, or may become, non-performing or sub-performing for a variety of reasons, including because the underlying property is too highly leveraged or the borrower falls upon financial distress. Such non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our Manager from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. In addition, our ability to accomplish such restructuring may be limited by the tax rules governing publicly traded partnerships.
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
In the future, it is possible that we may find it necessary or desirable to foreclose on some, if not many, of the loans we acquire, and the foreclosure process may be lengthy and expensive. Borrowers or junior lenders may resist mortgage foreclosure actions by asserting numerous claims, counterclaims, and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or capital structure or a favorable buy-out of the borrower's or junior lender's position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file, or a junior lender may cause the borrower to file, for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure and associated litigation may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us, and the borrower or junior lenders may continue to challenge whether the foreclosure process was commercially reasonable, which could result in additional costs and potential liability. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property, or defending challenges brought after the completion of a foreclosure, will further reduce the liquidation proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value we realize from the loans in which we invest.
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
We use leverage to finance our investment activities and to enhance our financial returns. Most of our leverage is in the form of short-term reverse repos for our Agency and Credit portfolio assets. Other forms of leverage include our term secured bank facilities, our securitizations, our Senior Notes, and may in the future include credit facilities, including term loans and revolving credit facilities.

Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into reverse repos with advance rates, or haircut levels, of 5%, we could theoretically leverage capital allocated to Agency RMBS by a debt-to-equity ratio of as much as 20 to 1. A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized.
Although we may from time to time enter into certain contracts with third parties, such as certain financing arrangements with lenders, that may limit our leverage, our operating agreement does not specifically limit the amount of leverage that we may use. Leverage can enhance our potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will diminish our returns.
Leverage also increases the risk of our being forced to precipitously liquidate our assets. See "—Our lenders and derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms" below.
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
A failure to comply with restrictive covenants in our financing arrangements would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.
We are subject to various restrictive covenants contained in our existing financing arrangements and may become subject to additional covenants in connection with future financings. For example, the indenture governing our Senior Notes contains covenants that, subject to a number of exceptions and adjustments, among other things: limit our ability to incur additional indebtedness; require us to maintain a minimum Net Asset Value (as defined in the indenture governing the Senior Notes); require us to maintain a ratio of Consolidated Unencumbered Assets (as defined in indenture governing the Senior Notes) to the aggregate principal amount of the outstanding Senior Notes at or above a specified threshold, and impose certain conditions on our merger or consolidation with another person.
The covenants in our financing arrangements may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, subject to certain cure provisions, as applicable, we would be in default under these agreements and our indebtedness could be declared due and payable. In addition, our lenders could terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights under our financing arrangements, whereby a default (such as a failure to comply with a covenant) under one financing arrangement can trigger a default under other financing arrangements.
Our securitizations may expose us to additional risks.
In order to generate additional cash for funding new investments, we have securitized, and may in the future seek to securitize, certain of our assets, especially our loan assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle, the issuer, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. To the extent that we retain the most subordinated economic interests in the issuer, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules (defined below). Moreover, even though we might accumulate assets with a view towards possible securitization, we cannot be assured that we will be able to access the securitization market, or be able to do so under favorable terms. The inability to securitize certain segments of our portfolio, especially certain of our loan assets, could hurt our performance and our ability to grow our business.
In addition, in anticipation of a securitization transaction, we (either alone or in conjunction with other investors, including other Ellington affiliates) may provide capital to a vehicle accumulating assets for the securitization. If the securitization is not ultimately completed, or if the assets do not perform as expected during the accumulation period, we could lose all or a portion of the capital that we provided to the vehicle. Furthermore, because we may enter into these types of transactions along with investors, including other Ellington affiliates, there may be conflicts between us, on the one hand, and the other investors, including other Ellington affiliates, on the other hand. These accumulation vehicles typically enter into warehouse financing facilities to facilitate their accumulation of assets, and so such vehicles carry with them the additional risks associated with financial leverage and covenant compliance.
In connection with our securitizations, we generally are required to prepare disclosure documentation for investors, including term sheets and offering memorandums, which contain information regarding the securitization generally, the securities being issued, and the assets being securitized. If our disclosure documentation for a securitization is alleged or found to contain material inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to the investors in such securitization, we may be required to indemnify the underwriters of the securitization or other parties, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. Such liabilities, expenses, and/or losses could be significant.
We will typically be required to make representations and warranties in connection with our securitizations regarding, among other things, certain characteristics of the assets being securitized. If any of the representations and warranties that we have made concerning the assets are alleged or found to be inaccurate, we may incur expenses disputing the allegations, and we may be obligated to repurchase certain assets, which may result in losses. Even if we previously obtained representations and warranties from loan originators or other parties from whom we originally acquired the assets, such representations and warranties may not align with those that we have made for the benefit of the securitization, or may otherwise not protect us from losses (e.g., because of a deterioration in the financial condition of the party that provided representations and warranties to us).
Interest rate mismatches between our assets and our borrowings may reduce our income during periods of changing interest rates, and increases in interest rates could adversely affect the value of our assets.
Some of our assets are fixed rate or have a fixed rate component (such as RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we earn on our ARM loans and our RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed rate assets if interest rates were to rise above the cap levels. We generally fund our targeted assets with borrowings whose interest rates reset frequently, and as a result we generally have an interest rate mismatch between our assets and liabilities. While our interest rate hedges are intended to mitigate a portion of this mismatch, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures, as will the use of other financing techniques. Additionally, to the extent cash flows from RMBS we hold are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may decline, which could reduce our net interest margin or result in losses.
Fixed income assets, including many RMBS, typically decline in value if interest rates increase. If long-term rates were to increase significantly, not only would the market value of these assets be expected to decline, but these assets could lengthen in duration because borrowers would be less likely to prepay their mortgages.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. In addition, the U.S. Federal Reserve, or the "Federal Reserve," has been increasing the target range for the federal funds rate since December 2015, and has indicated that further interest rate increases may occur in the near future.

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
Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
In addition, changes to regulations promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act," pursuant to which swaps are viewed as commodities for purposes of determining whether an entity is a "commodity pool" for purposes of the Commodity Exchange Act, as amended, have required our Manager to decide whether to limit our swap activity in order to meet certain exemptions from registration with the CFTC or to register as a "commodity pool operator" with the CFTC. Our Manager is currently registered as a "commodity pool operator" operating pursuant to an exemption under CFTC Regulation 4.12. If, in the future, we do not meet the conditions set forth in CFTC Regulation 4.12, such exemption becomes unavailable for any other reason, or our Manager pursues our derivative activities in another manner, we may need to seek another exemption from registration or we and our Manager may become subject to additional disclosure, recordkeeping, and reporting requirements, which may increase our expenses.

Certain of our hedging instruments are regulated by the CFTC and such regulations may adversely impact our ability to enter into such hedging instruments and cause us to incur increased costs.
We enter into interest rate swaps and credit default swaps, or "CDS," on corporations or on corporate indices, or "CDX," to hedge risks associated with our portfolio. Entities entering into such swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the CFTC issued rules regarding such swaps under the authority granted to it pursuant to the Dodd-Frank Act.
The rules primarily impact our trading of these instruments in two ways. First, beginning on June 10, 2013, certain newly executed swaps, including many interest rate and credit default swaps, became subject to mandatory clearing through a central counterparty clearinghouse, or "CCP." It is the intent of the Dodd-Frank Act that, by mandating the clearing of swaps in this manner, swap counterparty risk would not become overly concentrated in any single entity, but rather would be spread and centralized among the CCP and its members. We are not a direct member of any CCP, so we must access the CCPs through a futures commission merchant, or "FCM," which acts as intermediary between us and the CCP with respect to all facets of the transaction, including the posting and receipt of required collateral. If we lost access to our FCMs or CCPs, we could potentially be unable to use interest rate swaps and credit default swaps to hedge our risks.
The second way that the rules impact our trading of these instruments is the Swap Execution Facility, or "SEF," mandate, which came into effect on October 2, 2013, and requires that we execute most interest rate swaps and CDX on an electronic platform, rather than over the phone or in some other manner. If we were to lose access to our selected SEFs or we were otherwise unable to communicate with them, this would prevent us from being able to trade these instruments. If we were unable to execute our hedging trades in a timely manner, particularly in a volatile market environment, we may not be able to execute our strategies in the most advantageous manner.
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
In September 2012, the Federal Reserve announced a third round of quantitative easing, or "QE3," which was an open-

ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing, at the time, an additional $40 billion of Agency RMBS per month until key economic indicators showed sufficient signs of improvement.
Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. While the Federal Reserve continues to reinvest principal payments from its U.S. Treasury security and Agency RMBS holdings, in October 2017, the Federal Reserve initiated its balance sheet normalization program, whereby it began tapering asset purchases of both U.S. Treasury securities and Agency RMBS. In addition, the Federal Reserve has been increasing the target range for the federal funds rate since December 2015, and has indicated that further interest rate increases may occur in the near future. See "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets" above. Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could lead to a flattening in the yield curve, increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.
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
At any time, U.S. federal, state, local, or foreign laws or regulations that impact our business, or the administrative interpretations of those laws or regulations, may be enacted or amended. For example, on July 21, 2010 the Dodd-Frank Act was enacted, which significantly revised many financial regulations. Certain portions of the Dodd-Frank Act were effective immediately, while other portions have become or will become effective following rulemaking and transition periods, but many of these changes could materially impact the profitability of our business or the business of our Manager or Ellington, our access to financing or capital, the value of the assets that we hold, expose us to additional costs, require changes to business practices, or adversely affect our ability to pay dividends. For example, the Dodd-Frank Act alters the regulation of commodity interests, imposes regulation on the over-the-counter derivatives market, places restrictions on residential mortgage loan originations, and reforms the asset-backed securitization markets most notably by imposing credit requirements. While there continues to be uncertainty about the exact impact of all of these changes, we do know that we and our Manager are subject to a more complex regulatory framework, and are incurring and will in the future incur costs to comply with new requirements as well as to monitor compliance in the future.
In addition, certain U.S. and European regulations implementing credit risk retention requirements for debt securitizations may adversely affect us. The impact of these risk retention rules on the securitization market are uncertain, and such rules may prevent us from completing any future securitization transactions or from purchasing the B-pieces of CMBS securitizations. In October 2014, the U.S. risk retention rules, or the "U.S. Risk Retention Rules," were issued. The U.S. Risk Retention Rules require the sponsor of a debt securitization subject to such rules, in the absence of an exemption, to retain (directly or through a majority-owned affiliate) a 5% economic interest in the credit risk of the assets being securitized. The retained economic interest may take the form of an eligible horizontal residual interest (retention of the most subordinated tranches of the securitization), an eligible vertical interest (retention of 5% of every tranche of the securitization), or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules became effective December 24, 2016.
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
For example, our portfolio of mortgage-related assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns or other significant events or developments relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
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
Our investments in distressed debt have significant risk of loss, and our efforts to protect our distressed debt investments may involve large costs and may not be successful. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt in which we invest will eventually be satisfied (e.g., through liquidation of the obligor's assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. If we participate in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities. In addition, our ability to participate in such negotiations may be limited by the tax rules governing publicly traded partnerships.
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
Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases for our syndicated loan investments, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if a syndicated loan is subordinated to one or more senior loans made to the applicable obligor, the ability of us to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Whenever we are unable to direct such actions, the parties taking such actions may not have interests that are aligned with us, and the actions taken may not be in our best interests. In addition, our ability to direct such actions may be limited by the tax rules governing publicly traded partnerships.
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
We may invest in securities in the developing CRT sector that are subject to mortgage credit risk.
We may invest in credit risk transfer securities, or "CRTs." CRTs are designed to transfer a portion of the mortgage credit risk on a pool of insured or guaranteed mortgage loans from the insurer or guarantor of such loans to CRT investors. In a CRT transaction, interest and/or principal of the CRT is written off following certain credit events, such as delinquencies, defaults, and/or realized losses, on the underlying mortgage pool. To date, the vast majority of CRTs consist of risk sharing transactions issued by the GSEs, namely Fannie Mae's Connecticut Avenue Securities program, or "CAS," and Freddie Mac's Structured Agency Credit Risk program, or "STACR." These securities have historically been structured as unsecured debt of the related GSE, but where the principal payments and principal write-offs are determined by the prepayments, delinquencies, and/or realized losses on a reference pool of mortgage loans guaranteed by such GSE. However, it is anticipated that in the future Fannie Mae and Freddie Mac will issue CRTs with a variety of other structures.
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
In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Directors, two of our directors are also Ellington employees. Because our Manager earns base management fees that are based on the total amount of our equity capital, and earns incentive fees that are based in part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See "—Future offerings of debt or equity securities may adversely affect the market price of our common shares" below for further discussion of the adverse impact future debt or equity offerings could have on our common shares.

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
As of December 31, 2017 the Manager Group owned approximately 11.2% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on December 31, 2018, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common shares, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
If our Manager ceases to be our Manager, including upon non-renewal of our management agreement, or if one or more of our Manager's key personnel ceases to provide services to us, it could constitute an event of default or early termination event under many of our reverse repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations, and our ability to pay dividends to our shareholders may be materially adversely affected.
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
While our common shares are listed on the NYSE, such listing does not provide any assurance as to:

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

•	increases in market interest rates that lead purchasers of our common shares to demand a higher yield;

•	repurchases and issuances by us of our common shares;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions, or regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by shareholders;

•	speculation in the press or investment community;

•	general market and economic conditions;

•	our operating performance and the performance of other similar companies; and

•	changes in accounting principles.
Future offerings of debt or equity securities may adversely affect the market price of our securities.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, and classes of preferred shares. If we decide to issue additional senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our then-outstanding securities and could dilute our existing shareholders. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred shares, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings, including offerings of our common shares or other securities convertible into our common shares, may dilute the holdings of our existing shareholders or reduce the market price of our existing equity securities, or both. We cannot predict the effect, if any, of future sales of our common shares or other securities convertible into our common shares, or the availability of such securities for future sales, on the market price of our common shares. Sales of substantial amounts of our common shares or other securities convertible into our common shares, or the perception that such sales could occur, may adversely affect the prevailing market price for our common shares. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our securities bear the risk of our future offerings reducing the market price of our securities and, in the case of holders of our equity securities, diluting their holdings.
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
An increase in interest rates may have an adverse effect on the market price of our equity or debt securities and our ability to pay dividends to our shareholders.
One of the factors that investors may consider in deciding whether to buy or sell our common shares is our dividend rate (or expected future dividend rates) as a percentage of our common share price, relative to prevailing market interest rates. Similarly, investors in our preferred equity securities or our debt securities may consider the dividend rate or yield on such securities relative to prevailing market interest rates. If market interest rates increase, prospective investors in our equity or debt securities may demand a higher dividend rate or yield on our securities or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common shares could decrease because potential investors may require a higher dividend yield on our common shares as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, such as our reverse repo financings, rising interest rates would result in increased interest expense on this variable rate debt, thereby potentially adversely affecting our cash flow and our ability to service our indebtedness and pay dividends to our shareholders.
Investing in our securities involves a high degree of risk.
The assets we purchase in accordance with our objectives may result in a higher amount of risk than other alternative asset acquisition options. The assets we acquire may be highly speculative and aggressive and may be subject to a variety of risks, including credit risk, prepayment risk, interest rate risk, and market risk. As a result, an investment in our securities may not be suitable for investors with lower risk tolerance.
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
We have conducted and intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Both we and our Operating Partnership are organized as holding companies and conduct our business primarily through wholly-owned subsidiaries of our Operating Partnership. Our Operating Partnership's investments in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Operating Partnership's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. In addition, the Holding Subsidiary's investment in its 3(c)(7) subsidiaries and its other investment securities cannot exceed 40% of the value of our Holding Subsidiary's total assets (excluding U.S. government securities and cash) on an unconsolidated basis. These requirements limit the types of businesses in which we may engage and the assets we may hold. Our 3(c)(5)(C) subsidiary relies on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion generally requires that at least 55% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity's assets on an unconsolidated basis consist of qualifying real estate assets or real estate-related assets. Both the 40% Test and the requirements of the Section 3(c)(5)(C) limit the types of businesses in which we may engage and the types of assets we may hold, as well as the timing of sales and purchases of those assets.
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
If we fail to satisfy the "qualifying income exception" described above, we would be treated as a corporation for U.S. federal income tax purposes. In that event, items of income, gain, loss, deduction, and credit would not pass through to holders of our common shares and such holders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. We would be required to pay income tax at regular corporate rates (35% through 2017 and 21% for 2018) on all of our income. In addition, we could be liable for state and local income and/or franchise taxes on some or all of our income. Distributions to holders of our common shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. Additionally, distributions paid to non-U.S. holders of our common shares would be subject to U.S. federal withholding taxes at the rate of 30% (or such lower rate provided by an applicable tax treaty). Thus, if we were treated as a corporation, such treatment would likely result in a material reduction in cash flow and potentially a corresponding reduction in after-tax returns for holders of our common shares.

Because of the TCJA, we could reconsider maintaining our status as a publicly traded partnership and/or we could substantially change our investment strategies, which could result in a reduction in cash flow to our common shareholders and potentially a reduction in the value of our common shares.
In consideration of the changes to the Code passed under the TCJA, in particular the reduction of the regular corporate federal tax rate beginning in 2018, we could decide to change our tax structure. A change in our tax structure might cause us to forego investments we might otherwise make or divest of certain investments we currently own. For example, we could elect to be taxed as a corporation, in which case, we would be required to pay income tax at regular corporate rates on our taxable income. In addition, we could be liable for state and local income and/or franchise taxes on some or all of our taxable income. Our distributions to holders of our common shares would likely be lower as a result of these corporate tax liabilities. Distributions to holders of our common shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. Additionally, distributions paid to non-U.S. holders of our common shares would be subject to U.S. federal withholding taxes at the rate of 30% (or such lower rate provided by an applicable tax treaty). Thus, if we elected to be taxed as a corporation, such treatment would likely result in a material reduction in cash flow and potentially a corresponding reduction in the returns of certain holders of our common shares.
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
The ability of holders of our common shares to deduct certain expenses or losses incurred by us may be limited.
We believe that, based on the scope of our current activities, most of the expenses incurred by us and our Operating Partnership, including base management fees and incentive fees paid to our Manager, will not be treated as "miscellaneous itemized deductions" and will be deductible as ordinary trade or business expenses. However, there can be no assurance that the IRS will not successfully challenge that treatment. We have made certain investments, however, including certain investments in partnerships, whose related expenses will be treated as miscellaneous itemized deductions. At present, we do not believe that our share of such expenses will be significant, but no assurance can be provided that we will not in the future incur significant amounts of expenses that will be treated as miscellaneous itemized deductions. While the ability to deduct miscellaneous itemized deductions is currently limited for holders of our common shares who are individuals, estates, or trusts, for taxable years beginning after December 31, 2017 and before January 1, 2026, under TCJA, miscellaneous itemized deductions will no longer be deductible at all by those shareholders. A shareholder's inability to deduct all or a portion of such expenses could result in an amount of taxable income to such shareholder with respect to us that exceeds the amount of cash actually distributed to such shareholder for the year.
The TCJA also imposes new limitations on the deductibility of business interest expense and excess business losses. The new business interest expense limitation applies to net interest expense (i.e., interest expense in excess of interest income). Any disallowed partnership interest expense may generally be carried forward to future taxable years, subject to additional requirements and limitations. Because our activities generate substantial amounts of interest income, it is anticipated that the deductibility of our interest expense generally will not be impacted by the new limitation. However, there can be no complete assurance that our activities will not produce net interest expense, the deductibility of which is limited by the new rules. To the extent that we generate a business loss for any taxable year, that loss will flow through to our shareholders. However, our shareholders’ ability to deduct that loss against income from other sources may be limited by the new excess business loss rules applicable to non-corporate taxpayers. Any disallowed loss may be carried forward (but not backward) by the shareholder as a net operating loss ("NOL") to future taxable years, subject to certain limitations, including a provision limiting NOL deductions to 80% of taxable income in the carryforward year.
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
We have a subsidiary that elected to be treated as a REIT under the Code beginning with its 2015 taxable year, and we may acquire ownership of other REIT subsidiaries in the future. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that our REIT subsidiary will be able to comply with such requirements. Failure to qualify as a REIT in any taxable year would cause this subsidiary to be subject to U.S. federal income tax (and any applicable state and local taxes) on its taxable income at regular corporate rates (35% through 2017 and 21% for 2018). Even if our REIT subsidiary qualifies as a REIT for U.S. federal income tax purposes, it will be subject to a tax equal to 100% of the net income derived from any "prohibited transactions" (i.e., gains from the sale of property held primarily for sale to customers in the ordinary course of business, or "dealer property") and may be subject to income, franchise or other taxes in the jurisdictions and/or the states in which it is organized or operates. Our REIT subsidiary may try to avoid the imposition of any prohibited transactions tax by transferring any asset it holds for sale to its TRS subsidiary. If any such transfer from our REIT subsidiary to its TRS subsidiary is not respected by the IRS, the sale of the asset could be subject to the prohibited transactions tax. In addition, the income generated by our REIT's TRS subsidiary is subject to U.S. federal, state, and local income tax. Any taxes paid by our REIT subsidiary or the TRS will reduce the cash available for distribution to our shareholders.
Tax-exempt holders of our common shares will likely recognize significant amounts of "unrelated business taxable income," which might have adverse consequences.
An organization or account (such as an individual retirement account) that is otherwise exempt from U.S. federal income tax is nonetheless subject to taxation with respect to its "unrelated business taxable income," or "UBTI." Because we have incurred and will incur "acquisition indebtedness" with respect to many of our investments, a proportionate share of a holder's income from us with respect to such investments will be treated as UBTI. Accordingly, tax-exempt holders of our common shares will likely recognize significant amounts of UBTI. Under the TCJA, tax-exempt holders that recognize UBTI from us will not be able to offset it with losses from other unrelated trade or businesses they may be engaged in, effective for taxable years beginning after December 31, 2017. For certain types of tax-exempt entities, the receipt of any UBTI might have adverse consequences. Tax-exempt holders of our common shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our common shares.
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
Since January 1, 2013, we have held all of our assets and conducted all of our operations through our Operating Partnership. Although we have made an election to adjust the basis in our assets upon a transfer of our shares under Section 754 of the Code, or a "Section 754 election," our Operating Partnership did not make and does not intend to make a Section 754 election. As a result of our Section 754 election, each holder that purchases our shares will have an initial tax basis in our assets (i.e., the membership interests in our Operating Partnership, or "OP Units") that reflects such holder's purchase price. Because our Operating Partnership did not make and will not make a Section 754 election, we believe that our Operating Partnership will not be required to make corresponding tax basis adjustments with respect to its assets. It is possible that the IRS might challenge this position, and if such challenge were upheld, any holder who purchased our shares when our diluted book value per share exceeded the holder's per share purchase price would be allocated additional income (and/or a lesser amount of loss) in an amount per share approximately equal to such excess, ignoring any offsetting allocations of operating loss and assuming that our diluted book value per share at the end of the taxable year was equal to or greater than the diluted book value per share at the time of purchase. No assurance can be provided that the IRS will not successfully assert that the tax basis of the assets held by our Operating Partnership must be adjusted upon a purchase of our shares.
On its initial tax return, our Operating Partnership attached the election it made under Section 475(f) of the Code to mark to market for U.S. federal income tax purposes the securities it holds as a trader. We attached such an election to our initial tax return as well. Because an interest in a non-publicly traded partnership, such as our Operating Partnership, is not considered a "security" subject to the mark-to-market rules of Section 475(f) of the Code, we do not anticipate that the assets we hold directly (i.e., our OP Units) will be required to be marked to market. As noted above, we caused our Operating Partnership to attach its election to be a trader under Section 475(f) of the Code to its initial tax return. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer's activities, the frequency, extent and regularity of the taxpayer's securities transactions, and the taxpayer's investment intent. We believe that our Operating Partnership qualified and continues to qualify as a trader, and that we qualified as a trader prior to January 1, 2013. There can be no assurance that we or our Operating Partnership have qualified or will continue to qualify as a trader in securities eligible for the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our Operating Partnership's qualification as a trader. If our or our Operating Partnership's qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount of taxable income and the tax character of taxable income recognized by us and allocated to the holders of our shares. An inability to utilize the mark-to-market election might also have an adverse effect on our ability to provide tax information to holders of our shares on a timely basis. The IRS could also challenge any conventions that we use in computing, or in allocating among holders of our shares, any gain or loss resulting from the mark-to-market election.
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
To be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of "qualifying income." Interest income will not be qualifying income for the qualifying income exception if it is derived from "the conduct of a financial or insurance business." This requirement limits our ability to invest directly in mortgage originators, originate loans directly, acquire loans originated by our Manager and its affiliates, or acquire loans originated by any corporate or REIT subsidiary. These rules will also limit our ability to modify distressed debt instruments. We also intend to operate so as to avoid generating a significant amount of income that is treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders. In order to comply with these requirements, we (or our subsidiaries) may be required to invest through our foreign or taxable domestic corporate subsidiaries or forego attractive business opportunities, and we have made certain investments through our taxable domestic, REIT and foreign corporate subsidiaries in order to comply with these requirements. Our domestic corporate subsidiaries will be subject to U.S. federal, state, and local income tax on their taxable income. Thus, compliance with these requirements may materially adversely affect our business, financial condition and results of our operations and our ability to make distributions to our shareholders.
The IRS Schedules K-1 we provide are significantly more complicated than the IRS Forms 1099 provided by REITs and regular corporations, and holders of our common shares may be required to request an extension of time to file their tax returns.
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
For taxable years beginning after December 31, 2017, new IRS audit procedures will apply to partnerships. These new partnership audit procedures will require partnerships to pay tax (including interest and penalties) on any adjustments to taxable income made as a result of an IRS audit. The amount of tax paid by the partnership will be determined without the benefit of partner level tax items that could otherwise reduce tax due on any adjustment. Because the audit adjustment tax is paid by the partnership, the economic burden of any such tax on us would fall on the holders of our common shares at the time that the audit adjustment tax is paid. However, a partnership may instead elect to pass through any audit adjustments to those who were partners of the partnership in the year that was audited. If we were to make this election with respect to an audit adjustment, the tax burden associated with such adjustment would fall on those who were holders of our common shares in the year that was audited. Several changes and clarifications have been proposed to these rules. For example, under recently proposed rules, to the extent we elect to pass through an audit adjustment to our partners who are passthrough entities for tax purposes, such partners also may elect to pass through the adjustment to their partners, shareholders, or beneficiaries, and the process of passing through the adjustment may continue at each passthrough-entity tier until the adjustment reaches the ultimate taxpaying owners. No assurance can be given that any proposed rules will be finalized or that the law will not be further modified. As a result of these new audit procedures, our shareholders could bear the cost of an audit adjustment relating to a previous tax year, including a tax year prior to when such shareholder acquired our common shares.

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
The TCJA significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including publicly traded partnerships and their shareholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or assure our shareholders that any such changes will not adversely affect the taxation of a shareholder. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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
Item 3. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and we and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, we received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, our analyses of such loans, the purchases and securitizations of such loans by us and by certain third parties, and the servicing of such loans. We have responded to the subpoena and intend to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of this Annual Report on Form 10-K for the year ended December 31, 2017.
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
Our common shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "EFC" since October 8, 2010. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock:

	Common Stock Sales Price
	High	Low
2017:
First Quarter	$16.69	$15.48
Second Quarter	17.00	15.60
Third Quarter	16.36	15.31
Fourth Quarter	15.82	14.47
2016:
First Quarter	$17.86	$14.18
Second Quarter	18.20	16.53
Third Quarter	18.04	16.65
Fourth Quarter	16.78	15.31
The closing price for our common shares on March 9, 2018, was $14.79.
Holders of Our Common Shares
Based upon a review of a securities position listing as of March 9, 2018, we had an aggregate of 104 holders of record and holders of our common shares who are nominees for an undetermined number of beneficial owners.
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

The following table sets forth the dividends per share we have paid, or will pay with respect to the dividend declared for the fourth quarter of 2017, to our shareholders with respect to the periods indicated.

	Dividend Per Share	Record Date	Payment Date
For the year ended December 31, 2017:
First Quarter	$0.45	June 1, 2017	June 15, 2017
Second Quarter	0.45	September 1, 2017	September 15, 2017
Third Quarter	0.41	December 1, 2017	December 15, 2017
Fourth Quarter	0.41	March 1, 2018	March 15, 2018
For the year ended December 31, 2016:
First Quarter	$0.50	June 1, 2016	June 15, 2016
Second Quarter	0.50	September 1, 2016	September 15, 2016
Third Quarter	0.45	December 1, 2016	December 15, 2016
Fourth Quarter	0.45	March 1, 2017	March 15, 2017
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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017 with respect to compensation plans under which our equity securities are authorized for issuance. We have no such plans that were not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	491,159	(1)	N/A	1,907,769	(2)

(1)
Represents outstanding LTIP Units, which are a separate non-voting class of limited liability company interests structured as profits interests. The LTIP Units, subject to certain forfeiture provisions, may be converted, at the election of the holder, into our common shares on a one-for-one basis. Of the 491,159 LTIP Units outstanding as of December 31, 2017, 91,738 were issued pursuant to our 2007 Incentive Plan for Individuals, 375,000 were issued pursuant to our 2007 Incentive Plan for Entities, and 24,421 were issue pursuant to our 2017 Equity Incentive Plan (the "2017 Plan").

(2)
As of December 31, 2017, a total of 1,907,769 common shares and LTIP Units remain available for issuance under our 2017 Plan. The 2007 Incentive Plan for Individuals and the 2007 Incentive Plan for Entities terminated upon shareholder approval of the 2017 Plan in May 2017 and no further grants may be made under those plans. In the event that an award granted under the 2017 Plan (including LTIP Units) expires, is forfeited or is terminated without having been exercised or is paid in cash without a requirement for the delivery of common shares, then any common shares covered by such lapsed, canceled, expired, unexercised or cash-settled portion of such award and any forfeited, lapsed, canceled, or expired LTIP Units shall be available for the grant of other awards under the 2017 Plan. Common shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award will not be available for future grants or awards.

Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on December 12, 2017, we granted 14,419 LTIP Units to our partially dedicated employees. The LTIP Units are subject to forfeiture restrictions that will lapse with respect to 8,533 of the LTIP Units on December 12, 2018 and 5,886 of the LTIP Units on December 12, 2019. Once vested, the LTIP Units may be converted at the election of the holder into common shares representing limited liability interests of our company on a one-for-one basis. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017–October 31, 2017	59,099	$15.56	59,099	1,389,313
November 1, 2017–November 30, 2017	168,145	15.34	168,145	1,221,168
December 1, 2017–December 31, 2017	428,995	14.81	428,995	792,173
Total	656,239	$15.01	656,239	792,173
On February 6, 2018, our Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. This program superseded the similar share repurchase program that had previously been adopted on March 6, 2017, which had authorized the repurchase of 1.7 million common shares.
Performance
This performance graph is furnished and shall not be deemed filed with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph provides a comparison of the cumulative total return on our common shares to the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index, or the "S&P 500," and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index, or the "FTSE NAREIT MREIT." The comparison is for the period from December 31, 2012 to December 31, 2017, and assumes in each case, a $100 investment on December 31, 2012 and the reinvestment of dividends.

The actual cumulative total returns shown on the graph above are as follows:

	December 31,
	2012	2013	2014	2015	2016	2017
Ellington Financial LLC	$100.00	$118.11	$118.29	$112.90	$116.85	$121.93
S&P 500	100.00	132.37	150.48	152.55	170.78	208.05
FTSE NAREIT MREIT	100.00	97.89	115.36	105.22	129.24	154.77
The performance information above has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. Selected Financial Data
The following table presents selected consolidated financial information as of December 31, 2017, 2016, 2015, 2014, and 2013, and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. The consolidated financial information presented below as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015, has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2015, 2014, and 2013, and for the years ended December 31, 2014 and 2013, was derived from our historical audited consolidated financial statements not included in this Annual Report on Form 10-K.
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

Condensed Statement of Operations

	Year Ended December 31,
	2017	2016	2015	2014	2013
(In thousands except per share amounts)
Investment Income:
Interest income	$89,629	$74,344	$101,783	$93,533	$85,740
Other income	4,331	5,841	2,813	318	—
Total investment income	93,960	80,185	104,596	93,851	85,740
Expenses:
Base management fee	9,056	10,065	11,493	10,751	9,115
Incentive fee	—	—	—	1,400	8,366
Interest expense	31,120	16,306	12,112	9,927	11,025
Other investment related expenses	9,754	8,070	5,612	4,689	496
Other operating expense	8,862	9,979	9,203	8,333	7,083
Total expenses	58,792	44,420	38,420	35,100	36,085
Net Investment Income	35,168	35,765	66,176	58,751	49,655
Net Realized and Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation:
Net realized and change in net unrealized gain (loss) on investments	11,298	(5,304)	(22,485)	23,117	37,666
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	(11,727)	(46,722)	(5,598)	(21,899)	(7,959)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	(6,946)	2,513	5,115	2,416	(38)
Net foreign currency gain (loss)	8,171	(1,954)	(4,779)	(2,436)	38
Net Realized and Change in Net Unrealized Gain (Loss) on Investments, Financial Derivatives, and Foreign Currency Transactions/Translation	796	(51,467)	(27,747)	1,198	29,707
Net Increase (Decrease) in Equity Resulting from Operations	35,964	(15,702)	38,429	59,949	79,362
Less: Net Increase in Equity Resulting From Operations Attributable to Non-controlling Interests	1,983	305	340	782	838
Net Increase (Decrease) in Shareholders' Equity Resulting from Operations	$33,981	$(16,007)	$38,089	$59,167	$78,524
Net Increase (Decrease) in Shareholders' Equity Resulting from Operations per share	$1.04	$(0.48)	$1.13	$2.09	$3.28
Dividends per common share(1)	1.72	1.90	2.30	2.96	3.08
Dividends(1)	55,664	63,097	78,173	88,538	80,198

(1)
Dividends are declared and paid on a quarterly basis in arrears. For example, dividends for the fiscal year ended December 31, 2017 include the dividend declared on February 6, 2018 for the fourth quarter of 2017.

Condensed Consolidated Statement of Assets, Liabilities, and Equity

	As of December 31,
	2017	2016	2015	2014	2013
(In thousands except per share amounts)
Cash and cash equivalents	$47,233	$123,274	$183,909	$114,140	$183,489
Restricted cash	425	655	4,857	—	—
Investments at fair value	2,071,707	1,505,026	1,661,118	2,172,082	1,730,130
Financial derivatives–assets, at fair value	28,165	35,595	162,905	80,029	59,664
Repurchase agreements	155,949	184,819	105,700	172,001	27,962
Receivable for securities sold	476,000	445,112	705,748	1,237,592	883,005
Due from brokers	140,404	93,651	141,605	146,965	82,571
Other assets	73,458	25,063	25,713	22,546	8,377
Total assets	2,993,341	2,413,195	2,991,555	3,945,355	2,975,198
Investments sold short at fair value	642,240	584,896	728,747	1,291,370	845,614
Financial derivatives–liabilities, at fair value	36,273	18,687	60,472	66,116	44,791
Reverse repurchase agreements	1,209,315	1,033,581	1,174,189	1,669,433	1,236,166
Payable for securities purchased	202,703	85,168	165,365	98,747	193,047
Other secured borrowings	57,909	24,086	—	774	983
Other secured borrowings, at fair value	125,105	—	—	—	—
Senior notes, net	84,771	—	—	—	—
Due to brokers	1,721	12,780	114,797	22,224	19,762
Other liabilities	12,343	9,220	9,033	8,147	8,786
Total liabilities	2,372,380	1,768,418	2,252,603	3,156,811	2,349,149
Equity	620,961	644,777	738,952	788,544	626,049
Less: Non-controlling interests	20,862	7,116	6,903	6,389	5,648
Shareholders' Equity	$600,099	$637,661	$732,049	$782,155	$620,401
Shareholders' equity per common share	$19.15	$19.75	$22.10	$23.38	$24.40
Shareholders' equity per common share, diluted	18.85	19.46	21.80	23.09	23.99
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We are a specialty finance company that invests in a diverse array of financial assets, including residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," residential and commercial mortgage loans, consumer loans and asset-backed securities, or "ABS," backed by consumer loans, collateralized loan obligations, or "CLOs," corporate equity and debt securities (including distressed debt), non-mortgage and mortgage-related derivatives, equity investments in mortgage-related entities, and other strategic investments. We are externally managed and advised by Ellington Financial Management LLC, or our "Manager," an affiliate of Ellington Management Group, L.L.C. Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, or "Ellington," is a registered investment adviser with a 23-year history of investing in the credit markets.
We conduct all of our operations and business activities through Ellington Financial Operating Partnership LLC, or the "Operating Partnership." As of December 31, 2017, we have an ownership interest of approximately 99.3% in the Operating Partnership. The interest of approximately 0.7% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through December 31, 2017, our Credit portfolio, which includes all of our investments other than Agency RMBS, has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended, or the "Investment Company Act." Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some core amount of Agency RMBS.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2017, we financed the vast majority of our Agency RMBS assets, and the majority of our Credit assets, through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of reverse repos. In addition to financing assets through reverse repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. In addition, we have obtained term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans through the securitization markets. We have also issued unsecured long-term debt.
As of December 31, 2017, outstanding borrowings under reverse repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Statement of Assets, Liabilities, and Equity) were $1.4 billion. Of our total borrowings outstanding under reverse repos and Total other secured borrowings, approximately 60%, or $829.6 million, relates to our Agency RMBS holdings, as of December 31, 2017. The remaining outstanding borrowings relate to our Credit portfolio and U.S. Treasury securities.
In August 2017, we issued $86.0 million of unsecured long-term debt, or the "Senior Notes," at par that mature in September of 2022. The Senior Notes bear interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%. See Note 7 of the notes to our consolidated financial statements for further detail on the Senior Notes.
Our debt-to-equity ratio was 2.38 to 1 as of December 31, 2017. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
During the year ended December 31, 2017 we repurchased 961,566 common shares at an average price per share of $15.23 and a total cost of $14.6 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. In 2018, through March 9, 2018, we have repurchased 790,648 shares for an aggregate cost of $12.0 million.
We opportunistically hedge our credit risk, interest rate risk, and foreign currency risk; however, at any point in time we may choose not to hedge all or a portion of these risks, and we will generally not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.
We believe that we have been organized and have operated so that we have qualified to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. However, in connection with the passage of the Tax Cuts and Jobs Act, or "TCJA," in December 2017, which resulted in significant changes to the U.S. tax code, we are actively evaluating the potential actions we may take, including possible changes to our structure as a publicly traded partnership.

We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of December 31, 2017, our diluted book value per share was $18.85, as compared to $19.46 as of December 31, 2016. On a diluted basis, the Company's total return for the year ended December 31, 2017 was 6.16%. Additionally our diluted net-asset-value-based total return was 173.22% from our inception (August 17, 2007) through December 31, 2017, and our annualized inception-to-date diluted net-asset-value-based total return was 10.17% as of December 31, 2017.
Our Targeted Asset Classes
Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the following categories:

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs; and
	.	To-Be-Announced mortgage pass-through certificates, or "TBAs."

CLOs	.	Equity and mezzanine tranches of CLOs; and
	.	Retained tranches from securitizations to which we have contributed assets.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgages and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Corporate Debt and Equity and Derivatives	.	Corporate debt or equity, including distressed debt and equity;
	.	Credit default swaps, or "CDS," on corporations or on corporate indices, or "CDX";
	.	Options or total return swaps on corporate equity or debt or on corporate equity indices; and
	.	Corporate credit relative value strategies.

Mortgage-Related Derivatives	.	CDS on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters; and
	.	Collateralized debt obligations, or "CDOs."

Residential Mortgage Loans	.	Residential non-performing mortgage loans, or "NPLs";
	.	Non-QM loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in mortgage originators and other mortgage -related entities;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.
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
TBAs
In addition to investing in specific pools of Agency RMBS, we utilize forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are TBAs. Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of mortgage-backed securities, or "MBS." TBA trading is based on the assumption that mortgage pools that are eligible to be delivered at TBA settlement are fungible and thus the specific mortgage pools to be delivered do not need to be explicitly identified at the time a trade is initiated.
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
CLOs
We acquire CLOs, a form of asset-backed security collateralized by syndicated corporate loans. Our current CLO holdings include mezzanine and equity interests, and are concentrated in securitizations that have exited the reinvestment period. We have also contributed, and may contribute in the future, assets to new CLO securitizations in order to retain certain tranches from such securitizations. In addition, in anticipation of a securitization transaction, we may provide capital to a vehicle accumulating assets for such securitization, and such vehicle may enter into a warehouse financing facility in order to facilitate such accumulation. Securitizations can effectively provide us with long-term, locked-in financing on the related collateral pool, with an effective cost of funds well below the expected yield on the collateral pool.
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
Other Investment Assets
Our other investment assets include real estate, including residential and commercial real property, strategic debt and/or equity investments in mortgage originators, and other non-mortgage related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our acquired residential and commercial loans. We have made investments in mortgage originators and other mortgage-related entities in the form of debt and/or equity and, to date, our investments represent non-controlling interests. We have also entered into flow agreements with certain of the mortgage originators in which we have invested. We have not yet acquired mortgage servicing rights or credit risk transfer securities, but we may do so in the future.
Hedging Instruments
Credit Risk Hedging
We enter into credit-hedging positions in order to protect against adverse credit events with respect to our Credit investments. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS- or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both "single-name" instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. We also opportunistically overlay our credit hedges with certain relative value long/short positions involving the same or similar instruments.

Currently, our credit hedges consist primarily of financial instruments tied to high-yield corporate credit, such as CDS on high-yield corporate bond indices, short positions in and CDS on corporate bonds; and positions involving exchange traded funds, or "ETFs," of high-yield corporate bonds. Our credit hedges also currently include CDS tied to individual MBS or an index of several MBS, such as CDS on CMBS indices, or "CMBX."
Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies to mitigate such risks. The interest rate hedging instruments that we use and may use in the future include, without limitation:

•	TBAs;

•	interest rate swaps (including floating-to-fixed, fixed-to-floating, floating-to-floating, or more complex swaps such as floating-to-inverse floating, callable or non-callable);

•	CMOs;

•	U.S. Treasury securities;

•	swaptions, caps, floors, and other derivatives on interest rates;

•	futures and forward contracts; and

•	options on any of the foregoing.
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
Trends and Recent Market Developments

•
The U.S. Federal Reserve, or "Federal Reserve," raised the target range for the federal funds rate three times in 2017, and ended the year with a target range of 1.25%–1.50%. The market is currently expecting several additional interest rate hikes in 2018.

•
During each quarter of 2017, the yield curve flattened. Over the course of the year, the 2-year U.S. Treasury yield increased 70 basis points and finished the year at 1.88%, while the 10-year U.S. Treasury yield decreased 4 basis points to 2.41%. At year end, the spread between the 2-year U.S. Treasury yield and 10-year U.S. Treasury yield was just 52 basis points, compared to 126 basis points at the end of 2016.

•
In October 2017, the Federal Reserve initiated its balance sheet normalization program, pursuant to which it began tapering asset purchases of both U.S. Treasury securities and Agency RMBS, with the objective that its securities portfolio will run off according to a well-defined schedule until reaching a level no larger "than necessary to implement monetary policy efficiently and effectively." For Agency RMBS, the pace of balance sheet reduction began at $4 billion per month during the fourth quarter of 2017, for an aggregate Agency RMBS balance sheet reduction amount of $12 billion in 2017. Beginning in January 2018, the monthly balance sheet reduction amount increased to $8 billion and is set to increase an additional $4 billion at the beginning of each subsequent quarter of 2018, resulting in cumulative scheduled Agency RMBS balance sheet reductions of $168 billion for 2018.

•
Mortgage rates decreased during the first nine months of 2017 before reversing course in the fourth quarter. The Freddie Mac survey 30-year mortgage rate fell 49 basis points between year-end 2016 and September 30, 2017, and then rose 16 basis points to end 2017 at 3.99%. Overall, Agency RMBS prepayment rates were relatively stable during the year. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, finished 2017 almost exactly where it began the year, and substantially below the multi-year high reached in mid-2016.

•
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for December 2017 showed, on average, a continuation of mid-single-digit home price appreciation nationally, with home prices posting a 6.3% year-over-year increase for its 20-City Composite and a 6.0% year-over-year increase for its 10-City Composite, after seasonal adjustments.

•
Data from the Federal Reserve Bank of New York's Quarterly Report on Household Debt and Credit indicated that aggregate household debt balances increased 4.5% year over year to $13.15 trillion in 2017, which is $473 billion higher than the previous peak of $12.68 trillion reached in the third quarter of 2008. The University of Michigan's Index of Consumer Sentiment increased 5.3% in 2017, indicating consumers hold a favorable assessment of the economy and their current financial condition.

•The TCJA was enacted in December, resulting in significant changes to the U.S. tax code.
The year ended December 31, 2017 proved to be one of the least volatile years for interest rates on record, despite three interest rate hikes from the Federal Reserve, a new administration in Washington, significant geopolitical uncertainties, and the first pullback in quantitative easing in a decade. Over the course of the year, the 10-year U.S. Treasury yield traded within a 59-basis point range, which was the tightest annual range in over 50 years, and ended the year only 4 basis points lower than where it began. As long-term interest rates remained range-bound, short-term rates rose, and the yield curve consistently flattened each quarter in 2017.
Both the Merrill Lynch Option Volatility Estimate Index, or MOVE Index, and Chicago Board Options Exchange Volatility Index, known as the VIX, declined over the course of 2017 and reached all-time lows in the fourth quarter. Meanwhile, U.S. equities trended steadily upward in 2017, finishing the year near all-time highs after receiving a boost from the passage of the TCJA in December, and in particular from anticipation of the lowering of corporate income tax rates starting in 2018.
Credit spreads in most sectors declined over the course of 2017, and ended the year at or near the tightest points of their trailing three-year ranges. Demand remained strong throughout 2017 for floating-rate debt instruments, including CLOs and leveraged loans, as rising LIBOR rates throughout the year—including a particularly steep rise in LIBOR towards the end of the year—boosted coupons. CMBS yield spreads ended 2017 tighter than the prior year. Over the course of 2017, the CMBS market appeared to have successfully navigated—without much adverse impact—both the new risk retention regulations and the large volume of commercial mortgages that matured from pre-crisis CMBS. Legacy non-Agency RMBS also performed well throughout the year, although a large number of these bonds received reduced National Association of Insurance Commissioners, or "NAIC," ratings in December that caused price declines. The reduced NAIC ratings removed a strong technical factor that had been supporting the market for these bonds.
For the first eight months of the year, Agency RMBS yield spreads failed to tighten in sympathy with credit spreads. However, after the Federal Reserve's announcement in September of the initiation of its tapering program, Agency RMBS yield spreads tightened significantly, suggesting that many investors had been waiting for policy clarity before adding Agency RMBS exposure. On a year-over-year basis, Agency RMBS option adjusted spreads finished tighter as the market seemingly absorbed the initiation of the Federal Reserve's balance sheet runoff without issue.
Mortgage real estate investment trust, or "REIT," buying of Agency RMBS also increased substantially following a number of equity raises, suggesting that private capital might be able to replace the Federal Reserve's footprint in this market. In 2017, residential mortgage REITs raised approximately $8.3 billion of capital, representing over $40 billion of Agency RMBS buying power. At the same time, low interest rate volatility and a muted prepayment environment provided a significant tailwind to the sector. As measured by the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index, Agency RMBS generated an excess return over the Bloomberg Barclays U.S. Treasury Index of 52 basis points in 2017.

Portfolio Overview and Outlook
As of December 31, 2017, our long Credit portfolio (excluding corporate credit relative value trading positions, hedges, and other derivatives) increased 85.7% to $1.025 billion, from $552.0 million as of December 31, 2016; and our long Agency RMBS portfolio increased 5.4% to $871.8 million, from $827.4 million as of December 31, 2016.
Credit Summary

	As of December 31, 2017		As of December 31, 2016
($ in thousands)	Fair Value(1)	% of Total Long Credit Portfolio	Fair Value(1)	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$184,569	18.0%	$22,519	4.1%
CMBS	29,144	2.8%	34,588	6.3%
Commercial Mortgage Loans and Real Estate Owned, or "REO"	133,987	13.1%	62,779	11.4%
Consumer Loans and ABS(2)	138,202	13.5%	111,423	20.2%
Corporate Debt and Equity	8,206	0.8%	28,700	5.2%
Debt and Equity Investment in Mortgage-Related Entities	29,017	2.8%	28,065	5.1%
Residential Mortgage Loans and REO	183,063	17.9%	85,989	15.6%
Non-Agency RMBS	159,743	15.6%	102,710	18.6%
Non-Dollar Denominated:
CLO	31,280	3.1%	22,437	4.0%
CMBS	11,601	1.1%	8,680	1.6%
Consumer Loans and ABS	2,749	0.3%	3,049	0.5%
Corporate Debt and Equity	13,463	1.3%	185	—%
RMBS	99,923	9.7%	40,898	7.4%
Total Long Credit	$1,024,947	100.0%	$552,022	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, positions related to our corporate credit relative value strategy, or other hedge positions.

(2)	Includes equity investment in limited liability company related to securitizations.
Despite a competitive environment that at times slowed our acquisition pace, we were able to increase our Credit holdings each quarter during the year, while at the same time striving to maintain our investment discipline. To achieve this growth, we both capitalized on our proprietary pipelines of loans and opportunistically bought securities. During the year, we had net increases in the size of our holdings in the following strategies: CLOs of $170.9 million, residential mortgage loans and REO of $97.1 million, commercial mortgage loans and REO of $71.2 million, U.K. non-conforming RMBS of $59.0 million, non-Agency RMBS of $57.0 million, and consumer loans and ABS of $26.5 million.
Later in the year, we also acquired a substantial amount of more liquid, lower risk assets in the U.S. non-Agency RMBS and CLO markets. We believe that these investments can be sold in a relatively short time period, to redeploy into higher-yielding strategies, and in the meantime provide the opportunity for solid positive carry. During the year, we also added several new borrowing facilities, including multiple securitization transactions and our first unsecured debt financing, while expanding and improving other borrowings, all of which should assist us in continuing to grow our Credit portfolio. Of note with respect to our CLO securitization strategy, subsequent to year end the United States Court of Appeals for the District of Columbia Circuit overturned the credit risk retention requirement for CLO transactions. If not successfully challenged, we believe that this ruling will increase the liquidity of certain of our CLO investments.
Our Credit portfolio performed well over the course of 2017 and continued to be the primary driver of our earnings. Our best-performing strategies for the year included non-performing residential mortgage loans, small-balance commercial mortgage loans, CMBS, and secondary CLOs. Net interest income, as opposed to trading gains or net unrealized gains, represented the majority of the income from our Credit portfolio during 2017. We believe that increasing the net interest income from our Credit portfolio, especially our loan assets, will be the key to generating a steady and predictable earnings stream.

During 2017, our credit hedges consisted primarily of financial instruments tied to corporate credit, such as CDS on corporate bond indices; short positions in and CDS on corporate bonds; and positions involving ETFs of corporate bonds. Our credit hedges also included CDS tied to individual MBS or an index of several MBS, such as CMBX. We also opportunistically overlay our high-yield corporate credit hedges and mortgage-related derivatives with certain relative value long/short positions involving the same or similar instruments. For 2017, credit hedges reduced profitability in our Credit strategy, as spreads in most credit sectors continued to tighten, including the corporate and CMBS sectors in which most of our credit hedges continue to be concentrated.
In addition to using credit hedges, we also use interest rate hedges in our Credit strategy in order to protect our portfolio against the risk of rising interest rates. The interest rate hedges in our Credit strategy, which in 2017 consisted primarily of interest rate swaps, had a modest loss for the year. We also use foreign currency hedges in our Credit strategy, in order to protect our assets denominated in euros and British pounds against the risk of declines in those currencies against the U.S. dollar. We had net losses on our foreign currency hedges for the year, but these were more than offset by net gains on foreign currency-related transactions and translation.
Agency RMBS Summary

	As of December 31, 2017		As of December 31, 2016
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:(1)
Fixed Rate	$768,751	88.2%	$726,142	87.7%
Floating Rate	8,067	0.9%	11,457	1.4%
Reverse Mortgages	60,866	7.0%	60,221	7.3%
IOs	34,150	3.9%	29,622	3.6%
Total Long Agency RMBS(1)	871,834	100.0%	827,442	100.0%
Net Short TBAs(1)	(336,509)		(334,203)
Net Agency Portfolio	$535,325		$493,239

(1)	Long TBA positions, with a fair value of $123.7 million and $70.5 million, as of December 31, 2017 and 2016 respectively, are included in Net Short TBAs, and are not included in Long Agency RMBS.
Our Agency strategy was profitable for the first nine months of 2017. During the fourth quarter, however, although Agency RMBS spreads generally held firm, many shorter-duration RMBS (including higher-coupon pools and 15-year pools) underperformed longer-duration RMBS, which led to net unrealized losses on our portfolio.
During 2017, strong net interest income on our Agency RMBS assets more than offset net realized and unrealized losses on these assets and their associated interest rate hedges, and so the strategy was profitable for the year. Portfolio turnover for our Agency strategy was only 40% for the year (as measured by sales and excluding paydowns), as compared to 69% during 2016.
As of December 31, 2017, the weighted average coupon on our fixed-rate specified pools was 4.0%. Average pay-ups on our specified pools were virtually unchanged year over year, decreasing only 2 basis points to 0.74% as of December 31, 2017, from 0.76% as of December 31, 2016. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Specified pools generally outperformed TBAs over the course of the year, which marginally benefited our portfolio as we continued to concentrate our long investments in specified pools and hold net short positions in TBAs as a significant component of our interest rate hedging strategy. Looking forward, we expect that the scheduled acceleration of the Federal Reserve’s tapering will put downward pressure on TBA prices, and thereby benefit our TBA short positions, because the Federal Reserve acquires its Agency pools through purchases of TBA contracts.
During the year we continued to hedge interest rate risk in our Agency strategy, primarily through the use of interest rate swaps and short positions in TBAs, and to a lesser extent, short positions in U.S. Treasury securities and U.S. Treasury futures contracts. For the year, we had total net losses of $(4.8) million, or $(0.15) per share, on our interest rate hedging portfolio. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of TBA short positions decreased slightly year over year relative to interest rate swaps. We believe that it is important to be able to hedge our Agency RMBS portfolio using a variety of instruments, including TBAs.
We believe that using TBA short positions has several advantages, including (i) reducing our risk and book value volatility, (ii) enabling us to take advantage of dislocations in specified pool pay-ups without increasing our overall net exposure to Agency yield spreads, and (iii) during times of increased volatility, allowing us to avoid the high rebalancing costs associated with interest rate swap hedges.
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
The following table summarizes prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016.

	Three Month Period Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Three Month Constant Prepayment Rates(1)	11.2%	13.4%	11.9%	10.5%	15.1%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2017 and 2016:

		December 31, 2017			December 31, 2016
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$25,702	$26,241	23	$29,821	$30,652	14
	3.50	63,241	65,684	30	61,814	64,949	22
	4.00	9,619	10,093	52	11,702	12,439	41
	4.50	2,794	2,973	81	3,619	3,905	69
Total 15-year fixed-rate mortgages		101,356	104,991	32	106,956	111,945	24
20-year fixed-rate mortgages:
	4.00	1,633	1,728	81	2,043	2,172	38
	4.50	1,023	1,099	50	1,156	1,254	37
Total 20-year fixed-rate mortgages		2,656	2,827	69	3,199	3,426	38
30-year fixed-rate mortgages:
	2.50	—	—	—	3,513	3,414	2
	3.00	9,889	9,938	48	4,993	4,970	34
	3.28	112	112	66	—	—	—
	3.50	142,819	147,579	17	99,249	102,259	15
	3.75	2,906	3,025	5	—	—	—
	4.00	293,113	308,760	24	291,166	308,365	20
	4.50	135,362	144,978	31	117,697	127,382	29
	5.00	37,959	41,078	59	52,008	57,013	46
	5.50	2,851	3,134	110	3,392	3,766	97
	6.00	2,071	2,329	94	3,161	3,602	84
Total 30-year fixed-rate mortgages		627,082	660,933	27	575,179	610,771	24
Total fixed-rate Agency RMBS		$731,094	$768,751	28	$685,334	$726,142	24
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.2% as of both December 31, 2017 and 2016. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $391.8 million and a fair value of $407.8 million as of December 31, 2017, as compared to a notional value of $370.6 million and a fair value of $390.3 million as of December 31, 2016. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 5.1% and 5.7% as of December 31, 2017 and 2016, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of December 31, 2017 and 2016.

	As of December 31, 2017	As of December 31, 2016
	($ in thousands)
Recourse(1) Borrowings:
Reverse Repurchase Agreements	$1,209,315	$1,033,581
Senior Notes, at par	86,000	—
Total Recourse Borrowings	1,295,315	1,033,581
Debt-to-Equity Ratio Based on Total Recourse Borrowings	2.09:1	1.60:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.09:1	1.59:1
Non-Recourse(1) Borrowings:
Other Secured Borrowings	57,909	24,086
Other Secured Borrowings, at fair value(2)	125,105	—
Total Recourse and Non-Recourse Borrowings	1,478,329	1,057,667
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	2.38:1	1.64:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	2.38:1	1.63:1

(1)
All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of our other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).

(2)	Relates to our non-QM loan securitization, where we have elected the fair value option on the related debt.
Our financing costs include interest expense related to our reverse repo borrowings, Total other secured borrowings, and Senior Notes. For the year ended December 31, 2017 the weighted average cost of funds of our reverse repo borrowings and Total other secured borrowings increased 60 basis points to 1.83%, from 1.23% for the year ended December 31, 2016. The interest rates on our reverse repo borrowings and Total other secured borrowings are based on or correlated with LIBOR, and as a result our associated borrowing costs have increased as LIBOR has increased over the last several quarters. Our average cost of funds also increased because our Credit-related secured borrowings constituted a larger share of our total borrowings relative to our Agency-related borrowings for the year ended December 31, 2017. Our Credit portfolio carries higher funding costs relative to our Agency RMBS portfolio.
On August 18, 2017, we issued $86.0 million in aggregate principal amount of unsecured Senior Notes, at par and maturing on September 1, 2022. The total net proceeds from the issuance of the Senior Notes were approximately $84.7 million, after deducting debt issuance costs. The Senior Notes bear an interest rate of 5.25%, and interest is payable semi-annually in arrears on March 1 and September 1 of each year, with the first interest payment date on March 1, 2018. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%.
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or "Dodd-Frank Act," bank capital treatment of reverse repo transactions has become more onerous, thereby making it less attractive for banks to provide certain forms of reverse repo financing. While large banks still dominate the reverse repo market, non-bank firms, not subject to the same regulations as large banks, are becoming more active in providing reverse repo financing. The vast majority of our outstanding reverse repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into reverse repos with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio including reverse repo, Total other secured borrowings, and our Senior Notes, increased to 2.38:1, excluding U.S. Treasury securities, as of December 31, 2017, as compared to 1.63:1 as of December 31, 2016. The increased size of our Credit and Agency portfolios, coupled with our lower capital base primarily resulting from share repurchases and dividends, led to an increase in our debt-to-equity ratio as of December 31, 2017. Our debt-to-equity ratio excluding the $125.1 million of debt related to non-QM loan securitization would have been 2.18:1 as of December 31, 2017.
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
Certain of our critical accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
(In thousands)	Fair Value	Cost	Fair Value	Cost
Long:
Credit:
Dollar Denominated:
CLO	$184,569	$189,234	$22,519	$25,860
CMBS	29,144	31,228	34,588	41,770
Commercial Mortgage Loans and REO	133,987	133,498	62,779	64,706
Consumer Loans and ABS	138,202	148,657	111,423	120,405
Corporate Debt and Equity	59,452	59,974	78,318	78,757
Debt and Equity Investment in Mortgage-Related Entities	29,017	28,218	28,065	27,686
Non-Agency RMBS	159,743	146,606	102,710	88,544
Residential Mortgage Loans and REO	183,063	180,682	85,989	87,006
Non-Dollar Denominated:
CLO	31,280	28,957	22,437	23,227
CMBS	11,601	10,846	8,680	12,279
Consumer Loans and ABS	2,749	1,075	3,049	2,133
Corporate Debt and Equity	13,463	13,785	185	530
RMBS	99,923	95,672	40,898	47,032
Agency:
Fixed-Rate Specified Pools	768,751	774,696	726,142	727,069
Floating-Rate Specified Pools	8,067	8,135	11,457	11,468
IOs	34,150	35,157	29,622	30,096
Reverse Mortgage Pools	60,866	61,460	60,221	61,173
TBAs	123,680	123,874	70,525	70,334
Government:
Dollar Denominated	—	—	5,419	5,635
Total Long	2,071,707	2,071,754	1,505,026	1,525,710
Repurchase Agreements
Dollar Denominated	84,668	84,668	121,176	121,175
Non-Dollar Denominated	71,281	70,441	63,643	64,030
Total Repurchase Agreements	155,949	155,109	184,819	185,205
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	(91,902)	(91,778)	(47,726)	(47,716)
Agency:
TBAs	(460,189)	(459,953)	(404,728)	(404,967)
Government:
Dollar Denominated	(53,021)	(53,322)	(69,762)	(69,946)
Non-Dollar Denominated	(37,128)	(35,149)	(62,680)	(66,800)
Total Short	(642,240)	(640,202)	(584,896)	(589,429)
Net Total	$1,585,416	$1,586,661	$1,104,949	$1,121,486

(1)
For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2017 and 2016.

	As of December 31, 2017				As of December 31, 2016
	Notional			Net Fair Value	Notional			Net Fair Value
(In thousands)	Long	Short	Net		Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$7,712	$(34,421)	$(26,709)	$7,553	$17,228	$(123,133)	$(105,905)	$18,884
Total Net Mortgage-Related Derivatives				7,553				18,884
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	169,876	(446,236)	(276,360)	(17,980)	100,248	(132,414)	(32,166)	(4,390)
Total Return Swaps on Corporate Equities(3)	235	(10,317)	(10,082)	—	—	(42,093)	(42,093)	(55)
Total Return Swaps on Corporate Debt(4)	—	—	—	—	5,438	—	5,438	(94)
Options on CDS on Corporate Bond Indices(5)	—	—	—	—	10,000	—	10,000	—
Total Net Corporate-Related Derivatives				(17,980)				(4,539)
Interest Rate-Related Derivatives:
Interest Rate Swaps	453,350	(925,644)	(472,294)	3,231	376,074	(762,335)	(386,261)	2,964
Eurodollar Futures(6)	—	—	—	—	11,000	(62,000)	(51,000)	(59)
U.S. Treasury Futures(7)	—	(6,800)	(6,800)	45	—	(7,000)	(7,000)	19
Total Interest Rate-Related Derivatives				3,276				2,924
Other Derivatives:
Foreign Currency Forwards(8)	—	(42,306)	(42,306)	(473)	—	(54,787)	(54,787)	(456)
Foreign Currency Futures(9)	—	(27,000)	(27,000)	(508)	—	—	—	—
Other(10)	n/a	n/a	n/a	24	n/a	n/a	n/a	95
Total Net Other Derivatives				(957)				(361)
Net Total				$(8,108)				$16,908

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2017, derivative assets and derivative liabilities were $28.2 million and $36.3 million, respectively, for a net fair value of $(8.1) million, as reflected in "Net Total" above. As of December 31, 2016, derivative assets and derivative liabilities were $35.6 million and $(18.7) million, respectively, for a net fair value of $16.9 million, as reflected in "Net Total" above.

(3)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(4)	Notional value represents outstanding principal on underlying corporate debt.

(5)	Represents the option on our part to enter into a CDS on a corporate bond index whereby we would pay a fixed rate and receive credit protection payments.

(6)	Every $1,000,000 in notional value represents one Eurodollar future contract.

(7)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2017 and December 31, 2016 a total of 68 and 70 short U.S. Treasury futures contracts were held, respectively.

(8)
Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract. Long notional value represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(9)	Notional value represents the total face amount of currency futures underlying all contracts held. As of December 31, 2017 a total of 216 short foreign currency futures contracts were held.

(10)
As of December 31, 2017 includes interest rate caps, equity call options, and interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate. As of December 31, 2016 includes interest rate caps, equity call options, warrants, mortgage loan purchase commitments, and interest rate "basis" swaps.

As of December 31, 2017, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.0 billion as compared to $2.4 billion as of December 31, 2016. Total liabilities as of December 31, 2017 and 2016 were $2.4 billion and $1.8 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.3 billion and $1.7 billion as of December 31, 2017 and 2016, respectively, while our investments sold short and financial derivatives included in total liabilities were $678.5 million and $603.6 million as of December 31, 2017 and 2016, respectively. Investments sold short consist principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2017 and 2016, we had a net short TBA position of $336.5 million and $334.2 million, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of December 31, 2017, total assets included $123.7 million of TBAs as well as $460.7 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2016, total assets included $70.5 million of TBAs as well as $406.7 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2017, total liabilities included $460.2 million of TBAs sold short as well as $123.9 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2016, total liabilities included $404.7 million of TBAs sold short as well as $70.3 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We have entered into reverse repos to finance some of our assets. As of December 31, 2017 and 2016, indebtedness outstanding on our reverse repos was approximately $1.2 billion and $1.0 billion respectively. As of December 31, 2017, we had total Agency RMBS of $866.1 million financed with reverse repos as compared to $809.2 million as of December 31, 2016. As of December 31, 2017, we had total Credit assets of $542.4 million financed with reverse repos as compared to $338.2 million as of December 31, 2016. As of December 31, 2017 and 2016 we also had total U.S. Treasury securities of $0.3 million and $5.4 million, respectively, financed with reverse repos. Outstanding indebtedness under reverse repos for Agency RMBS as of December 31, 2017 and 2016 was $829.6 million and $790.3 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of December 31, 2017 and 2016 was $379.4 million and $237.8 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of December 31, 2017 and 2016 was $0.3 million and $5.4 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of December 31, 2017 we had Total other secured borrowings of $183.0 million, used to finance $222.1 million of non-QM and consumer loans. This compares to Total other secured borrowings of $24.1 million as of December 31, 2016, used to finance $42.0 million of commercial mortgage loans and REO. In addition to our secured borrowings, we had $86.0 million of unsecured Senior Notes outstanding as of December 31, 2017.
As of December 31, 2017 and 2016 our debt-to-equity ratio was 2.38 to one and 1.64 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of December 31, 2017 and 2016 was 2.38 to one and 1.63 to one, respectively. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.

In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of December 31, 2017 and 2016, our derivative and TBA counterparties posted an aggregate value of approximately $1.7 million and $12.8 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the year ended December 31, 2017 and 2016, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $23.9 billion and $22.9 billion, respectively. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed-rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed-rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed-rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of December 31, 2017, our equity decreased by approximately $23.8 million to $621.0 million from $644.8 million as of December 31, 2016. This decrease principally consisted of dividends paid of $57.6 million, distributions to joint venture partners of approximately $8.6 million, and payments to repurchase common shares of $14.6 million. These decreases were partially offset by a net increase in equity resulting from operations for the year ended December 31, 2017 of $36.0 million and an increase related to contributions from our non-controlling interests of approximately $20.7 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $600.1 million as of December 31, 2017.

Results of Operations for the Years Ended December 31, 2017, 2016, and 2015
The table below represents the net increase (decrease) in equity resulting from operations for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(In thousands except per share amounts)	2017	2016	2015
Interest income	$89,629	$74,344	$101,783
Other income	4,331	5,841	2,813
Total investment income	93,960	80,185	104,596
Expenses:
Base management fee to affiliate (Net of fee rebates of $332, $0, and $0, respectively)	9,056	10,065	11,493
Interest expense	31,120	16,306	12,112
Other investment related expenses	9,754	8,070	5,612
Other operating expenses	8,862	9,979	9,203
Total expenses	58,792	44,420	38,420
Net investment income	35,168	35,765	66,176
Net realized and change in net unrealized gain (loss) on investments	11,298	(5,304)	(22,485)
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency forwards	(11,727)	(46,722)	(5,598)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency forwards	(6,946)	2,513	5,115
Net foreign currency gain (loss)	8,171	(1,954)	(4,779)
Net increase (decrease) in equity resulting from operations	35,964	(15,702)	38,429
Less: Net increase in equity resulting from operations attributable to non-controlling interests	1,983	305	340
Net increase (decrease) in shareholders' equity resulting from operations	$33,981	$(16,007)	$38,089
Net increase (decrease) in shareholders' equity resulting from operations per share	$1.04	$(0.48)	$1.13
Results of Operations for the Years Ended December 31, 2017 and 2016
Summary of Net Increase (Decrease) in Shareholders' Equity from Operations
For the year ended December 31, 2017 we had a net increase in shareholders' equity resulting from operations of $34.0 million, and for the year ended December 31, 2016 we had a net decrease in shareholders' equity resulting from operations of $(16.0) million. The year-over-year reversal in our results of operations was primarily due to a significant decrease in our net realized and unrealized losses on our financial derivatives as well as an increase in our net realized and unrealized gains on investments. Because our credit hedges during the year ended December 31, 2016 were primarily in the form of short positions in financial instruments tied to high-yield corporate credit, we incurred significant losses in the year ended December 31, 2016 as high-yield corporate credit rallied meaningfully during the period. For the year ended December 31, 2017, high-yield corporate credit also rallied, but we had significantly less exposure to these credit hedges during the period, and as a result we had much lower credit hedging losses as compared to the prior period. Total return based on changes in "net asset value" or "book value" for our common shares was 6.14% for the year ended December 31, 2017 as compared to (1.83)% for the year ended December 31, 2016. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $35.2 million and $35.8 million for the years ended December 31, 2017 and 2016, respectively. Net investment income consists of interest and other income less total expenses. The slight year-over-year decrease in net investment income was due to an increase in total expenses, mainly interest expense, which was partially offset by an increase in total investment income, principally interest income.

Interest Income
Interest income was $89.6 million for the year ended December 31, 2017 as compared to $74.3 million for the year ended December 31, 2016. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral. The year-over-year increase in interest income was primarily due to an increase in the size of our Credit portfolio as well as a large positive "Catch-up Premium Amortization Adjustment," as described below, for the year ended December 31, 2017 as compared to a large negative "Catch-up Premium Amortization Adjustment" for the year ended December 31, 2016.
For the year ended December 31, 2017, interest income from our Credit portfolio was $54.3 million, as compared to $48.6 million for the year ended December 31, 2016. The year-over-year increase in interest income in this portfolio was primarily due to the larger size of the portfolio for the year ended December 31, 2017. For the year ended December 31, 2017, interest income from our Agency RMBS was $27.2 million, while for the year ended December 31, 2016, interest income was $24.0 million. The year-over-year increase in interest income in this portfolio was primarily due to a positive "Catch-up Premium Amortization Adjustment" for the year ended December 31, 2017 as compared to a negative "Catch-up Premium Amortization Adjustment" for the year ended December 31, 2016.
Some of the variability in our interest income and portfolio yields is due to quarterly adjustments to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this quarterly adjustment as a "Catch-up Premium Amortization Adjustment." The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the year ended December 31, 2017, we had a positive Catch-up Premium Amortization Adjustment of approximately $1.1 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 5.39% for the year ended December 31, 2017. By comparison, for the year ended December 31, 2016 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $1.9 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the year ended December 31, 2016 would have been 5.18%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2017 and 2016:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2017	$54,347	$647,507	8.39%	$27,190	$844,523	3.22%	$81,537	$1,492,030	5.46%
Year ended December 31, 2016	$48,607	$569,933	8.53%	$24,022	$869,055	2.76%	$72,629	$1,438,988	5.05%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the years ended December 31, 2017 and 2016, base management fee incurred, which is based on total equity at the end of each quarter, was $9.1 million and $10.1 million, respectively. The decrease in the base management fee was primarily due to our smaller capital base year over year.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $31.1 million for the year ended December 31, 2017, as compared to $16.3 million for the year ended December 31, 2016, largely reflecting the increase in borrowings related to the growth of the Credit portfolio. Several other factors contributed to the year-over-year increase in our interest expense on reverse repos and Total other secured borrowings, including the following: the cost of our reverse repo borrowings rose as LIBOR increased; we had higher interest expense related to a larger average position in corporate bonds sold short; and we incurred interest expense associated with our Senior Notes, which have a higher cost of funds than our other borrowings. Additionally, the borrowings related to our loan portfolios constituted a larger share of our total borrowings relative to our securities portfolios. Our loan portfolios are generally more expensive to finance than our securities portfolios.
The table below summarizes the components of interest expense for the years ended December 31, 2017 and 2016.

	For the Year Ended
	December 31, 2017	December 31, 2016
Reverse repos and Total other secured borrowings	21,502	$13,358
Unsecured senior notes (1)	1,765	—
Securities sold short (2)	6,104	1,803
Other (3)	1,749	1,145
Total	31,120	$16,306

(1)	Amount includes the related amortization of debt issuance costs.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on or correlated with LIBOR, including reverse repos and Total other secured borrowings, for the year ended December 31, 2017 and 2016.

	For the Year Ended
	December 31, 2017			December 31, 2016
Collateral for Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$304,280	$11,066	3.64%	$234,097	$7,241	3.09%
Agency RMBS	789,720	9,438	1.20%	824,020	5,936	0.72%
Subtotal(1)	1,094,000	20,504	1.87%	1,058,117	13,177	1.25%
Corporate Credit Relative Value Trading Strategy	52,437	786	1.50%	13,445	139	1.03%
U.S. Treasury Securities	26,307	212	0.81%	13,480	42	0.31%
Total	$1,172,744	$21,502	1.83%	$1,085,042	$13,358	1.23%
Average One-Month LIBOR			1.11%			0.50%
Average Six-Month LIBOR			1.48%			1.06%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 1.90% and 1.46% for the years ended December 31, 2017 and 2016, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above), was 3.56% and 3.59% for the years ended December 31, 2017 and 2016, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the years ended December 31, 2017 and 2016, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the years ended

December 31, 2017 and 2016 other investment related expenses were $9.8 million and $8.1 million, respectively. The increase in other investment related expenses was primarily due to debt issuance costs incurred related to Other secured borrowings, at fair value, associated with a non-QM loan securitization transaction that we completed in the fourth quarter of 2017.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based long term incentive plan unit, or "LTIP Unit," expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the year ended December 31, 2017 were $8.9 million as compared to $10.0 million for the year ended December 31, 2016. The decrease in our other operating expenses was primarily related to decreased professional fees and administration fees.
Net Realized and Unrealized Gains (Losses) on Investments
During the year ended December 31, 2017, we had net realized and unrealized gains on investments of $11.3 million as compared to net realized and unrealized losses on investments of $(5.3) million for the year ended December 31, 2016. Included in our investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, which are used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
Net realized and unrealized gains on investments of $11.3 million for the year ended December 31, 2017 resulted principally from net realized and unrealized gains on European structured products (RMBS, CMBS, and CLOs), small balance commercial and residential mortgage loans (including non-QM loans), non-Agency RMBS, corporate debt, equity investments in mortgage originators, and European consumer ABS, partially offset by net realized and unrealized losses on Agency RMBS, TBAs, U.S. consumer loans, and common stock.
Net realized and unrealized losses on investments of $(5.3) million for the year ended December 31, 2016 resulted principally from net realized and unrealized losses on consumer loans, U.S. and European CMBS, European RMBS, TBAs, Agency RMBS, U.S. Treasury and other sovereign securities, and non-listed equity, partially offset by U.S. non-Agency RMBS, U.S. and European CLOs, residential and commercial mortgage loans and REO, and corporate debt.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the year ended December 31, 2017, we had net realized and unrealized losses on our financial derivatives of $(18.7) million as compared to net realized and unrealized losses of $(44.2) million for the year ended December 31, 2016. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards and futures, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to corporate credit, credit default swaps on asset-backed indices and individual MBS, and total return swaps.
Net realized and unrealized losses of $(18.7) million on our financial derivatives for the year ended December 31, 2017 resulted primarily from net losses on our foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, and total return swaps. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(44.2) million for the year ended December 31, 2016 resulted primarily from net losses related to our credit hedges in the form of CDS on high yield corporate bond indices, our total return swaps, and our interest rate swaps, partially offset by net gains on our options on CDS on high yield corporate bond indices and our CDS on corporate bonds. Net foreign exchange transaction and translation losses were largely offset by net realized and unrealized gains on our foreign currency forwards. Translation and transaction losses were incurred in connection with our non-dollar denominated European assets.

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
Interest Income
Interest income was $74.3 million for the year ended December 31, 2016 as compared to $101.8 million for the year ended December 31, 2015. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings and interest on our cash balances, including those balances held by our counterparties as collateral. For the year ended December 31, 2016, interest income from our Agency RMBS was $24.0 million, while for the year ended December 31, 2015, interest income was $35.3 million. For the year ended December 31, 2016, interest income from our Credit portfolio was $48.6 million, while for the year ended December 31, 2015, interest income was $66.0 million. The decrease in interest income was primarily due to a decline in our average portfolio holdings, as well as a decrease in the average yield of our Credit and Agency portfolios. The decrease in the average yield of our Credit portfolio was generally based on the decrease in the relative contribution from certain higher-yielding asset classes in which our positions decreased in size.
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

Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and Total other secured borrowings, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $16.3 million for the year ended December 31, 2016, as compared to $12.1 million for the year ended December 31, 2015. This increase in our interest expense was in part due to the increase in the cost of repo in 2016 relative to the prior year. The cost of repo has typically moved in sympathy with movements in LIBOR rates. LIBOR rates rose as the Federal Reserve increased the target range for the federal funds in December 2015 and again in December 2016; LIBOR rates also rose with the approach of the SEC money market fund reform rules that took effect in October 2016, although in this case there was a roughly offsetting effect on the cost of some of our repo borrowings, as these rules caused an increase in demand from government money market funds to provide Agency RMBS repo. The increase in our interest expense was also the result of a shift in the mix of our borrowings, as more of our Credit-related borrowings related to our loan portfolios, and as loans generally carry higher borrowing rates and debt issuance costs as compared to securities.
The table below summarizes the components of interest expense for the years ended December 31, 2016 and 2015.

	For the Year Ended
	December 31, 2016	December 31, 2015
Reverse repos and Total other secured borrowings	13,358	$11,011
Securities sold short (1)	1,803	1,029
Other (2)	1,145	72
Total	16,306	$12,112

(1)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(2)	Includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on or correlated with LIBOR, including reverse repos and Total other secured borrowings, for the years ended December 31, 2016 and 2015.

	For the Year Ended
	December 31, 2016			December 31, 2015
Collateral for Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$234,097	$7,241	3.09%	$282,949	$6,262	2.21%
Agency RMBS	824,020	5,936	0.72%	1,104,607	4,745	0.43%
Subtotal(1)	1,058,117	13,177	1.25%	1,387,556	11,007	0.79%
Corporate Credit Relative Value Trading Strategy	13,445	139	1.03%	—	—	—%
U.S. Treasury Securities	13,480	42	0.31%	23,382	4	0.01%
Total	$1,085,042	$13,358	1.23%	$1,410,938	$11,011	0.78%
Average One-Month LIBOR			0.50%			0.20%
Average Six-Month LIBOR			1.06%			0.49%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would increase to 1.46% and 1.14% for the years ended December 31, 2016 and 2015, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including actual and accrued periodic payments on interest rate swaps as described above) was 3.59% and 4.39% for the years ended December 31, 2016 and 2015, respectively. These metrics do not include amortization of upfront payments associated with certain of our interest rate swaps or the costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.

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
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets. For the years ended December 31, 2016 and 2015 other investment related expenses were $8.1 million and $5.6 million, respectively. The increase was primarily due to increased servicing fees and other expenses relating to our loan portfolios, which increased in size year over year.
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
Net Realized and Unrealized Gains (Losses) on Investments
During the year ended December 31, 2016, we had net realized and unrealized losses on investments of $(5.3) million as compared to net realized and unrealized losses of $(22.5) million for the year ended December 31, 2015. Included in our investments are short positions in TBAs, U.S. Treasury and sovereign securities, which are used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
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
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining positions in MBS and other assets, making distributions in the form of dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repurchase agreements, or "repos," reverse repos, TBAs, and financial derivative contracts, repayment of reverse repo borrowings and other secured borrowings to the extent we are unable or unwilling to extend such borrowings, payment of our general operating expenses, payment of interest payments on our Senior Notes, and payment of our quarterly dividend. Our capital resources primarily include cash on hand, cash flow from our investments (including principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under reverse repos and other secured borrowings, and proceeds from equity and debt offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Year Ended December 31, 2017	$1,082,518	$1,209,315
Year Ended December 31, 2016	$1,067,216	$1,033,581
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	December 31, 2017
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$324,744	26.9%
31 - 60 Days	396,259	32.8%
61 - 90 Days	408,825	33.8%
121 - 150 Days	8,551	0.7%
151 - 180 Days	8,902	0.7%
181 - 360 Days	5,090	0.4%
> 360 Days	56,944	4.7%
	$1,209,315	100.0%
Reverse repos involving underlying investments that we sold prior to December 31, 2017, for settlement following December 31, 2017, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a reverse repo lender applies to the market value of an asset serving as collateral for a reverse repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of December 31, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding reverse repo borrowings (excluding reverse repo borrowings related to U.S. Treasury securities) was 30.4% with respect to

Credit assets, 5.6% with respect to Agency RMBS assets, and 15.1% overall. As of December 31, 2016 these respective weighted average contractual haircuts were 29.6%, 5.3%, and 12.5%.
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
As of December 31, 2017 and 2016, we had $1.2 billion and $1.0 billion, respectively, of borrowings outstanding under our reverse repos. As of December 31, 2017, the remaining terms on our reverse repos ranged from 2 days to 1094 days, with a weighted average remaining term of 99 days. As of December 31, 2016, the remaining terms on our reverse repos ranged from 3 days to 320 days, with a weighted average remaining term of 56 days. Our reverse repo borrowings were with a total of twenty-three and twenty-one counterparties as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 1.98% and 1.32%, respectively. As of December 31, 2017, our reverse repos had interest rates ranging from (1.25)% to 4.94%. As of December 31, 2016, our reverse repos had interest rates ranging from 0.60% to 3.76%. Investments transferred as collateral under reverse repos had an aggregate fair value of $1.4 billion and $1.2 billion as of December 31, 2017 and 2016, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Although we typically finance the vast majority of our holdings of Agency RMBS, as of December 31, 2017 and 2016, we held unencumbered Agency pools, on a settlement date basis, in the amount of $4.5 million and $40.0 million, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2017(1)	$1,209,315	$1,050,018	$1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,026,841	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,178,552	1,205,385
December 31, 2015(2)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281
March 31, 2015	1,396,112	1,505,226	1,554,589

(1)
Our reverse repo borrowings as of December 31, 2017 increased relative to our average reverse repo borrowings outstanding for the quarter ended December 31, 2017. At the end of the third quarter of 2017 we repaid a substantial amount of our outstanding reverse repo borrowings on non-QM loans in anticipation of completing a securitization transaction. This reduced our average outstanding reverse repo borrowings for the fourth quarter of 2017. Additionally at the end of the year we increased the size of our Credit portfolio by purchasing more liquid lower risk securities which we subsequently financed through reverse repurchase agreements.

(2)
Our outstanding reverse repo borrowings as of December 31, 2015 declined relative to our average reverse repo borrowings outstanding for the quarter ended December 31, 2015. In light of continued and anticipated significant market volatility, during the quarter ended December 31, 2015, we net sold Agency RMBS, thereby reducing our outstanding reverse repo borrowings and increasing our cash holdings in order to be more defensively positioned.

In addition to our borrowings under reverse repurchase agreements, we have entered into various other types of transactions to finance certain of our non-QM and consumer loans, and commercial mortgage loans and REO; these transactions are accounted for as collateralized borrowings. As of December 31, 2017 and 2016 we had outstanding borrowings related to such transactions in the amount of $183.0 million and $24.1 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2017, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $222.1 million. As of December 31, 2016, the fair value of commercial mortgage loans and REO collateralizing our Total other secured borrowings was $42.0 million. See Note 7 in the notes to our consolidated financial statements for further information on the Company's other secured borrowings.
In August 2017, we issued $86.0 million of unsecured Senior Notes, at par, that mature in September 2022. The Senior Notes bear an interest rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The Senior Notes have an effective interest rate, including debt issuance costs, of 5.55%. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. See Note 7 of the notes to our consolidated financial statements for further detail on the Senior Notes.
As of December 31, 2017, we had an aggregate amount at risk under our reverse repos with twenty-three counterparties of approximately $219.3 million, and as of December 31, 2016, we had an aggregate amount at risk under our reverse repos with twenty-one counterparties of approximately $161.1 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2017 and 2016 does not include approximately $4.2 million and $3.1 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2017, we had an aggregate amount at risk under our derivative contracts with seventeen counterparties of approximately $30.9 million. We also had $9.9 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2016, we had an aggregate amount at risk under our derivatives contracts with eighteen counterparties of approximately $42.5 million. We also had $7.6 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and thereby are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.4 million. As of December 31, 2016, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling securities plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling securities plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $47.2 million and $123.3 million as of December 31, 2017 and 2016,

respectively. During the fourth quarter of 2017, we purchased a substantial amount of more liquid, lower risk assets. We believe that these assets can be sold in a relatively short time period, to redeploy into higher-yielding strategies, and in the meantime these assets provide the opportunity for solid positive carry. As a result of these purchases, our cash and cash equivalents were significantly lower as of December 31, 2017, compared to December 31, 2016.
On March 6, 2017, our Board of Directors approved the adoption of a share repurchase program under which we were authorized to repurchase up to 1.7 million common shares. This program was superseded by the adoption of a subsequent, similar, share repurchase program, approved by our Board of Directors on February 6, 2018, under which we are authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
During the year ended December 31, 2017 we repurchased 961,566 common shares at an average price per share of $15.23 and a total cost of $14.6 million. In 2018, through March 9, 2018, we have repurchased 790,648 shares for an aggregate cost of $12.0 million. Of these 790,648 common shares, 371,705 common shares were repurchased under the current repurchase program adopted on February 6, 2018.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new investment opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the year ended December 31, 2017, we paid total dividends in the amount of $57.6 million related to the three month periods ended December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017. In February 2018, our Board of Directors approved a dividend related to the fourth quarter of 2017 in the amount of $0.41 per share, or approximately $12.9 million, payable on March 15, 2018 to shareholders of record as of March 1, 2018. During the year ended December 31, 2016, we paid total dividends in the amount of $65.1 million related to the three month periods ended December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP Unit holders for the periods indicated below:
Year Ended December 31, 2017

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.45	$14,757	June 1, 2017	June 15, 2017
Second Quarter	$0.45	$14,757	September 1, 2017	September 15, 2017
Third Quarter	$0.41	$13,300	December 1, 2017	December 15, 2017
Fourth Quarter	$0.41	$12,850	March 1, 2018	March 15, 2018
Year Ended December 31, 2016

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.50	$16,744	June 1, 2016	June 15, 2016
Second Quarter	$0.50	$16,640	September 1, 2016	September 15, 2016
Third Quarter	$0.45	$14,892	December 1, 2016	December 15, 2016
Fourth Quarter	$0.45	$14,821	March 1, 2017	March 15, 2017
For the year ended December 31, 2017, our operating activities used net cash in the amount of $462.7 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $174.0 million. We received $217.0 million in proceeds from the issuance of Total other secured borrowings, net of certain expenses related to these issuances, and we used $28.8 million for principal payments on Other secured borrowings. We also received $84.7 million in proceeds from the issuance of Senior Notes, net of debt issuance costs paid. Thus our operating activities, when combined with our reverse repo financings, Total other secured borrowings (net of repayments and certain expenses related to the issuance of debt), and the net borrowings related to our Senior Notes, used net cash of $15.9 million for the year ended December 31, 2017. In addition, contributions from non-controlling interests provided cash of $20.7 million. We used $57.6 million to pay dividends, $8.6 million for distributions to non-controlling interests (our joint venture partners), and $14.6 million to repurchase common shares. As a result there was a decrease in our cash holdings of $76.0 million, from $123.3 million as of December 31, 2016 to $47.2 million as of December 31, 2017.
For the year ended December 31, 2016, our operating activities provided net cash in the amount of $69.7 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $92.1 million. In addition we received proceeds from the issuance of Total other secured borrowings of $40.9 million less repayments of $0.3 million. Thus our operating activities, when combined with our reverse repo and Total other secured borrowings, provided net cash of $18.2 million for the year ended December 31, 2016. We used $65.1 million to pay dividends, $5.2 million for distributions to a non-controlling interest (our joint venture partners), and $14.0 million to repurchase common shares. In addition, contributions from a non-controlling interest member provided cash of $5.6 million. As a result there was a decrease in our cash holdings of $60.6 million, from $183.9 million as of December 31, 2015 to $123.3 million as of December 31, 2016.
For the year ended December 31, 2015, our operating activities provided net cash of $654.2 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $495.2 million. Thus our operating activities, when combined with our reverse repo financings, provided net cash of $159.0 million for the year ended December 31, 2015. In addition, contributions from a non-controlling interest member provided cash of $2.2 million. We used $83.5 million to pay dividends, $1.5 million for distributions to a non-controlling interest (our joint venture partner), $5.6 million to repurchase common shares, and $0.8 million for other financing activities. As a result there was an increase in our cash holdings of $69.8 million, from $114.1 million as of December 31, 2014 to $183.9 million as of December 31, 2015.
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
Although we may from time to time enter into financing arrangements that limit our leverage, our investment guidelines do not limit the amount of leverage that we may use, and we believe that the appropriate leverage for the particular assets we hold depends on the credit quality and risk of those assets, as well as the general availability and terms of stable and reliable financing for those assets.

Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 9 of the notes to our consolidated financial statements.
The following table summarizes our contractual obligations at December 31, 2017:

(In thousands)	Less than One Year	1-3 Years	3-5 Years	More than Five Years	Total
Reverse repurchase agreements	$1,152,371	$56,944	$—	$—	$1,209,315
Interest expense on repurchase agreements, based on rates at December 31, 2017(1)	5,423	8,578	—	—	14,001
Senior notes	4,678	9,030	95,030	—	108,738
Payable for securities purchased and financial derivatives	202,703	—	—	—	202,703
Capital commitment to mortgage originator(2)	2,500	—	—	—	2,500
Total	$1,367,675	$74,552	$95,030	$—	$1,537,257

(1)	Includes accrued interest expense on repurchase agreements at December 31, 2017 of $2.2 million which is included in Interest payable on the Consolidated Balance Sheet.

(2)	See Note 17 of the notes to consolidated financial statements for details.
The above table excludes repayment obligations related to our Total other secured borrowings. These repayment obligations have been excluded from the above table since the timing of their actual maturities is based on the timing of the repayments of the underlying consumer and mortgage loans that collateralize them rather than a stated contractual maturity. Consumer and mortgage loans are subject to prepayment by borrowers and such prepayments are inherently difficult to predict. In addition, other secured borrowings related to our non-QM loan securitization is subject to our optional redemption right as described in Note 6 of the notes to consolidated financial statements.
The following table details our projected payments under our obligations related to our Total other secured borrowings as of December 31, 2017.

(In thousands)	2018	2019	Total
Total other secured borrowings	$42,409	$140,608	$183,017
Interest expense on Total other secured borrowings, based on rates at December 31, 2017	3,240	7,021	10,261
Total	$45,649	$147,629	$193,278
We enter into reverse repos with third-party broker-dealers whereby we sell securities to such broker-dealers at agreed-upon purchase prices at the initiation of the reverse repos and agree to repurchase such securities at predetermined repurchase prices and termination dates, thus providing the broker-dealers with an implied interest rate on the funds initially transferred to us by the broker-dealers. We enter into repos with third-party broker-dealers whereby we purchase securities under agreements to resell at an agreed-upon price and date. In general, we most often enter into repo transactions in order to effectively borrow securities that we can then deliver to counterparties to whom we have made short sales of the same securities. The implied interest rates on the repos and reverse repos we enter into are based upon competitive market rates at the time of initiation. Repos and reverse repos that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet, Offsetting. See "—Liquidity and Capital Resources" for a summary of our borrowings on reverse repos. As of December 31, 2017 and 2016 there were no repos or reverse repos reported on a net basis on the Consolidated Statement of Assets, Liabilities, and Equity.
See Note 17 in the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 6 and Note 7 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At December 31, 2017 the Company had not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2017 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Default Risk
Default risk is the risk that borrowers will fail to make principal and interest payments on mortgage loans or other debt obligations. We may attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps and total return swaps. These instruments can reference various MBS indices, corporate bond indices, or corporate entities. We often rely on third-party servicers to mitigate our default risk, but such third-party servicers may have little or no economic incentive to mitigate loan default rates.
Severity Risk
Severity risk is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured debt obligation. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the mortgage loan or debt obligation, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. We often rely on third-party servicers to mitigate our severity risk, but such third-party servicers may have little or no economic incentive to mitigate loan loss severities. In the case of mortgage loans, such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default on a consumer loan is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests.
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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2017, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$7,534	1.21%	$12,241	1.97%	$(10,358)	(1.67)%	$(23,541)	(3.79)%
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	3,827	0.62%	7,784	1.25%	(3,697)	(0.60)%	(7,265)	(1.17)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(7,942)	(1.28)%	(16,240)	(2.61)%	7,585	1.22%	14,814	2.38%
Mortgage-Related Derivatives	18	—%	39	0.01%	(15)	—%	(26)	—%
Corporate Securities and Derivatives on Corporate Securities	(654)	(0.10)%	(1,297)	(0.21)%	665	0.11%	1,340	0.21%
Repurchase Agreements and Reverse Repurchase Agreements	(2,409)	(0.39)%	(4,833)	(0.78)%	2,357	0.38%	4,690	0.76%
Total	$374	0.06%	$(2,306)	(0.37)%	$(3,463)	(0.56)%	$(9,988)	(1.61)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2017 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ellington Financial LLC:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of assets, liabilities and equity, including the consolidated condensed schedule of investments, of Ellington Financial LLC and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2018

We have served as the Company’s auditor since 2007.

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY

	December 31, 2017	December 31, 2016
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$47,233	$123,274
Restricted cash	425	655
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $2,071,754 and $1,525,710)	2,071,707	1,505,026
Financial derivatives–assets, at fair value (Net cost – $31,474 and $40,724)	28,165	35,595
Repurchase agreements, at fair value (Cost – $155,109 and $185,205)	155,949	184,819
Total investments, financial derivatives, and repurchase agreements	2,255,821	1,725,440
Due from brokers	140,404	93,651
Receivable for securities sold and financial derivatives	476,000	445,112
Interest and principal receivable	29,688	21,704
Other assets	43,770	3,359
Total Assets	$2,993,341	$2,413,195
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $640,202 and $589,429)	$642,240	$584,896
Financial derivatives–liabilities, at fair value (Net proceeds – $27,463 and $12,012)	36,273	18,687
Total investments and financial derivatives	678,513	603,583
Reverse repurchase agreements	1,209,315	1,033,581
Due to brokers	1,721	12,780
Payable for securities purchased and financial derivatives	202,703	85,168
Other secured borrowings (Proceeds – $57,909 and $24,086)	57,909	24,086
Other secured borrowings, at fair value (Proceeds – $125,105 and $0)	125,105	—
Senior notes, net	84,771	—
Accounts payable and accrued expenses	3,885	3,327
Base management fee payable to affiliate	2,113	2,416
Interest and dividends payable	5,904	3,460
Other liabilities	441	17
Total Liabilities	2,372,380	1,768,418
EQUITY	620,961	644,777
TOTAL LIABILITIES AND EQUITY	$2,993,341	$2,413,195
Commitments and contingencies (Note 17)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(31,335,938 and 32,294,703 shares issued and outstanding)	$589,722	$627,620
Additional paid-in capital – Long term incentive plan units	10,377	10,041
Total Shareholders' Equity	600,099	637,661
Non-controlling interests	20,862	7,116
Total Equity	$620,961	$644,777
PER SHARE INFORMATION:
Common shares	$19.15	$19.75

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (4.27%) (a) (b)
North America
Funds
$26,500	Various	1.17%		$26,500
Total Cash Equivalents—Money Market Funds (Cost $26,500)				$26,500

Long Investments (333.63%) (a) (b) (ad)
Mortgage-Backed Securities (208.70%)
Agency Securities (160.32%) (c)
Fixed-rate Agency Securities (145.75%)
Principal and Interest–Fixed-Rate Agency Securities (123.80%)
North America
Mortgage-related—Residential
$130,885	Federal National Mortgage Association Pools (30 Year)	4.00%	9/39 - 11/47	$138,033
115,008	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	11/41 - 12/47	121,154
77,724	Federal National Mortgage Association Pools (30 Year)	3.50%	9/42 - 12/47	80,245
60,698	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 12/47	65,178
51,851	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 3/32	53,894
47,555	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 12/47	50,980
42,239	Government National Mortgage Association Pools (30 Year)	4.00%	7/45 - 12/47	44,414
33,982	Government National Mortgage Association Pools (30 Year)	3.50%	7/45 - 12/47	35,235
32,061	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 12/44	34,664
23,002	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 9/47	23,753
21,561	Government National Mortgage Association Pools (30 Year)	4.50%	9/46 - 12/47	22,924
20,544	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 9/32	20,986
9,405	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 12/32	9,764
8,960	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 9/46	9,221
8,156	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	8,562
5,410	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	5,888
4,981	Federal National Mortgage Association Pools (Other)	4.00%	6/37 - 12/47	5,159
3,833	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30 - 9/32	3,912
3,579	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 10/45	3,587
3,519	Government National Mortgage Association Pools (30 Year)	3.00%	11/42 - 12/42	3,547
2,906	Government National Mortgage Association Pools (30 Year)	3.75%	7/47	3,025
2,877	Federal National Mortgage Association Pools (Other)	4.50%	5/41	3,021
2,794	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	2,973
2,671	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	2,875
2,791	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	2,804
2,335	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	2,569
1,633	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	1,728
1,463	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	1,531
1,207	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	1,360
1,175	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28 - 3/30	1,193
1,023	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,099

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$864	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	5/40	$969
644	Government National Mortgage Association Pools (Other)	3.50%	10/30 - 2/32	647
516	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33 - 11/38	565
488	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	526
492	Federal National Mortgage Association Pools (Other)	3.50%	4/26	504
150	Government National Mortgage Association Pools (Other)	3.00%	6/30	150
112	Federal National Mortgage Association Pools (30 Year)	3.28%	6/42	112
				768,751
Interest Only–Fixed-Rate Agency Securities (2.03%)
North America
Mortgage-related—Residential
21,942	Government National Mortgage Association	4.00%	2/45 - 6/45	3,686
5,867	Government National Mortgage Association	6.00%	6/38 - 8/39	1,173
6,286	Federal National Mortgage Association	4.50%	12/20 - 6/44	928
5,437	Government National Mortgage Association	4.50%	2/41 - 7/44	914
4,116	Federal National Mortgage Association	5.50%	10/39	907
4,660	Government National Mortgage Association	5.50%	11/43	801
4,350	Federal Home Loan Mortgage Corporation	3.50%	12/32	628
7,145	Federal Home Loan Mortgage Corporation	5.00%	11/38	598
4,185	Federal National Mortgage Association	4.00%	5/39 - 11/43	521
5,074	Federal Home Loan Mortgage Corporation	5.50%	1/39 - 9/39	494
4,100	Federal National Mortgage Association	5.00%	1/38 - 5/40	493
2,038	Federal National Mortgage Association	6.00%	1/40	371
74,967	Government National Mortgage Association	0.26%	6/40	352
1,699	Federal Home Loan Mortgage Corporation	4.50%	7/43	256
2,677	Federal National Mortgage Association	3.00%	9/41	247
1,000	Government National Mortgage Association	4.75%	7/40	178
1,168	Government National Mortgage Association	5.00%	5/37	47
				12,594
TBA–Fixed-Rate Agency Securities (19.92%)
North America
Mortgage-related—Residential
42,884	Government National Mortgage Association (30 Year)	4.00%	1/18	44,738
35,719	Government National Mortgage Association (30 Year)	4.50%	1/18	37,504
27,340	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	1/18	28,085
9,403	Federal National Mortgage Association (30 Year)	4.00%	1/18	9,835
2,100	Government National Mortgage Association (30 Year)	3.00%	1/18	2,119
890	Government National Mortgage Association (30 Year)	3.50%	1/18	920
470	Federal Home Loan Mortgage Corporation (15 Year)	3.00%	1/18	479
				123,680
Total Fixed-Rate Agency Securities (Cost $911,909)				905,025

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (14.57%)
Principal and Interest–Floating Rate Agency Securities (11.10%)
North America
Mortgage-related—Residential
$56,137	Government National Mortgage Association Pools	3.59% - 4.68%	7/61 - 10/67	$60,866
4,806	Federal National Mortgage Association Pools	2.79% - 3.69%	9/35 - 5/45	4,999
2,963	Federal Home Loan Mortgage Corporation Pools	3.49% - 4.80%	6/37 - 5/44	3,068
				68,933
Interest Only–Floating Rate Agency Securities (3.47%)
North America
Mortgage-related—Residential
313,840	Other Government National Mortgage Association	0.41% - 5.31%	3/37 - 10/66	16,248
30,729	Other Federal National Mortgage Association	4.30% - 6.00%	6/33 - 12/41	3,506
11,211	Other Federal Home Loan Mortgage Corporation	4.52% - 5.15%	3/36 - 4/40	1,436
10,619	Resecuritization of Government National Mortgage Association (d)	3.25%	8/60	366
				21,556
Total Floating Rate Agency Securities (Cost $91,413)				90,489
Total Agency Securities (Cost $1,003,322)				995,514
Private Label Securities (48.38%)
Principal and Interest–Private Label Securities (47.12%)
North America (29.16%)
Mortgage-related—Residential
232,771	Various	0.00% - 30.29%	5/19 - 9/46	154,887
Mortgage-related—Commercial
80,114	Various	2.05% - 4.41%	8/35 - 9/58	26,155
Total North America (Cost $172,285)				181,042
Europe (17.96%)
Mortgage-related—Residential
127,469	Various	0.00% - 5.50%	6/25 - 1/61	99,923
Mortgage-related—Commercial
23,752	Various	0.37% - 5.03%	10/20 - 2/41	11,601
Total Europe (Cost $106,518)				111,524
Total Principal and Interest–Private Label Securities (Cost $278,803)				292,566
Interest Only–Private Label Securities (1.26%)
North America
Mortgage-related—Residential
36,008	Various	0.00% - 2.00%	12/30 - 9/47	4,856
Mortgage-related—Commercial
39,871	Various	1.25% - 2.00%	3/49 - 12/49	2,989
Total Interest Only–Private Label Securities (Cost $5,334)				7,845

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Current Principal /Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
$79,487	Various	—%	6/37	$—
Mortgage-related—Commercial
—	Various	—%	7/45 - 12/49	—
Total Other Private Label Securities (Cost $215)				—
Total Private Label Securities (Cost $284,352)				300,411
Total Mortgage-Backed Securities (Cost $1,287,674)				1,295,925
Collateralized Loan Obligations (33.95%)
North America (27.40%) (e)
278,601	Various	0.00% - 10.04%	1/18 - 11/57	170,123
Total North America (Cost $174,635)				170,123
Europe (6.55%)
42,101	Various	0.00% - 7.95%	4/22 - 1/27	40,693
Total Europe (Cost $38,363)				40,693
Total Collateralized Loan Obligations (Cost $212,998)				210,816
Consumer Loans and Asset-backed Securities backed by Consumer Loans (21.78%) (f)
North America (21.34%)
Consumer (g) (h)
151,753	Various	5.31% - 76.28%	1/18 - 9/22	132,509
Total North America (Cost $138,312)				132,509
Europe (0.44%)
Consumer
3,711	Various	—%	8/24 - 12/30	2,749
Total Europe (Cost $1,075)				2,749
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $139,387)				135,258

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Current Principal/Number of Properties	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (12.11%)
North America (9.76%)
Basic Materials
$6,025	Various	6.88% - 7.00%	8/25 - 3/27	$6,254
Communications
8,490	Various	3.40% - 11.57%	4/20 - 8/27	8,523
Consumer
21,993	Various	2.60% - 9.73%	1/19 - 12/34	23,043
Energy
9,665	Various	4.50% - 9.63%	3/19 - 8/25	10,266
Financial
560	Various	5.13%	9/24	606
Industrial
2,250	Various	3.75%	12/21	2,286
Mortgage-related—Residential (n)
5,429	Various	15.00%	10/19	5,429
Technology
4,300	Various	3.63% - 7.50%	10/21 - 8/22	4,211
Total North America (Cost $60,640)				60,618
Europe (2.35%)
Consumer
20,070	Various	—%	3/18	50
Financial
13,725	Various	0.00% - 15.67%	10/20 - 11/22	13,437
Industrial
1,145	Various	1.59%	3/21	1,088
Total Europe (Cost $15,312)				14,575
Total Corporate Debt (Cost $75,952)				75,193
Mortgage Loans (46.83%) (f)
North America
Mortgage-related—Commercial (j)
116,707	Various	3.14% - 12.87%	2/18 - 10/37	108,301
Mortgage-related—Residential (l) (m)
181,553	Various	2.00% - 12.63%	4/22 - 4/57	182,472
Total Mortgage Loans (Cost $288,034)				290,773
Real Estate Owned (4.23%) (f) (k)
North America
Real estate-related
3	Single-Family Houses			591
9	Commercial Properties			25,686
Total Real Estate Owned (Cost $26,146)				26,277

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Equity Investments (6.03%)
North America (6.03%)
Asset-Backed Securities
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			$5,033
Communications
7	Non-Exchange Traded Corporate Equity			557
Consumer
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			5,693
1,540	Non-Exchange Traded Corporate Equity			5
Diversified
156	Non-Exchange Traded Corporate Equity			2,585
Mortgage-related—Residential (n)
20	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			20,774
9,818	Non-Exchange Traded Common Equity Investment in Mortgage Originators			2,814
Total North America (Cost $41,559)				37,461
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Financial
—	Non-Exchange Traded Corporate Equity			4
Total Europe (Cost $4)				4
Total Corporate Equity Investments (Cost $41,563)				37,465
Total Long Investments (Cost $2,071,754)				$2,071,707
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (25.11%) (a) (b) (o)
$30,310	Bank of America Securities	1.45%	1/18	$30,310
	Collateralized by Par Value $30,501
	U.S. Treasury Note, Coupon 2.25%
	Maturity Date 2/27
16,578	Barclays Capital Inc	(0.57)%	1/18	16,578
	Collateralized by Par Value $16,516
	Sovereign Government Bond, Coupon 0.25%
	Maturity Date 4/18
14,548	Barclays Capital Inc	(0.62)%	1/18	14,548
	Collateralized by Par Value $14,228
	Sovereign Government Bond, Coupon 0.25%
	Maturity Date 11/20
13,965	Bank of America Securities	1.00%	1/18	13,965
	Collateralized by Par Value $14,000
	U.S. Treasury Note, Coupon 1.88%
	Maturity Date 12/20
10,760	Barclays Capital Inc	(0.65)%	1/18	10,760
	Collateralized by Par Value $10,447
	Sovereign Government Bond, Coupon 0.75%
	Maturity Date 7/21
10,043	Barclays Capital Inc	(0.57)%	1/18	10,043
	Collateralized by Par Value $9,474
	Sovereign Government Bond, Coupon 2.75%
	Maturity Date 4/19
9,764	Barclays Capital Inc	(0.57)%	1/18	9,764
	Collateralized by Par Value $9,400
	Sovereign Government Bond, Coupon 1.15%
	Maturity Date 7/20
9,588	Barclays Capital Inc	(0.58)%	1/18	9,588
	Collateralized by Par Value $9,400
	Sovereign Government Bond, Coupon 0.65%
	Maturity Date 11/20
5,895	Bank of America Securities	1.45%	1/18	5,895
	Collateralized by Par Value $6,000
	U.S. Treasury Note, Coupon 1.75%
	Maturity Date 5/22
5,707	CILO 2016-LD1 Holdings LLC (p)	3.34%	3/18	5,707
	Collateralized by Par Value $9,512
	Exchange-Traded Debt, Coupon 5.50%,
	Maturity Date 7/22
4,921	Barclays Capital Inc	(2.00)%	1/18	4,921
	Collateralized by Par Value $4,720
	Exchange-Traded Corporate Debt, Coupon 5.88%
	Maturity Date 10/20

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$3,122	RBC Capital Markets LLC	1.05%	1/18	$3,122
	Collateralized by Par Value $3,860
	Exchange-Traded Corporate Debt, Coupon 10.50%
	Maturity Date 9/22
2,790	CS First Boston	(1.00)%	1/18	2,790
	Collateralized by Par Value $2,794
	Exchange-Traded Corporate Debt, Coupon 8.00%
	Maturity Date 6/27
2,192	Bank of America Securities	0.45%	1/18	2,192
	Collateralized by Par Value $2,223
	U.S. Treasury Note, Coupon 2.25%
	Maturity Date 11/27
2,164	Societe Generale	1.10%	1/18	2,164
	Collateralized by Par Value $2,560
	Exchange-Traded Corporate Debt, Coupon 10.50%
	Maturity Date 9/22
2,151	JP Morgan Securities LLC	(2.75)%	1/18	2,151
	Collateralized by Par Value $2,170
	Exchange-Traded Corporate Debt, Coupon 4.88%
	Maturity Date 4/22
1,979	Barclays Capital Inc	(0.25)%	1/18	1,979
	Collateralized by Par Value $1,850
	Exchange-Traded Corporate Debt, Coupon 7.50%
	Maturity Date 4/24
1,320	RBC Capital Markets LLC	0.65%	1/18	1,320
	Collateralized by Par Value $1,300
	Exchange-Traded Corporate Debt, Coupon 8.25%
	Maturity Date 6/23
1,283	Barclays Capital Inc	(2.00)%	1/18	1,283
	Collateralized by Par Value $1,285
	Exchange-Traded Corporate Debt, Coupon 6.75%
	Maturity Date 6/23
1,079	RBC Capital Markets LLC	(2.25)%	1/18	1,079
	Collateralized by Par Value $1,110
	Exchange-Traded Corporate Debt, Coupon 6.75%
	Maturity Date 6/23
890	RBC Capital Markets LLC	(4.50)%	1/18	890
	Collateralized by Par Value $970
	Exchange-Traded Corporate Debt, Coupon 5.50%
	Maturity Date 10/24
737	RBC Capital Markets LLC	(5.75)%	1/18	737
	Collateralized by Par Value $766
	Exchange-Traded Corporate Debt, Coupon 6.25%
	Maturity Date 10/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$655	RBC Capital Markets LLC	0.75%	1/18	$655
	Collateralized by Par Value $591
	Exchange-Traded Corporate Debt, Coupon 8.00%
	Maturity Date 12/22
613	JP Morgan Securities LLC	0.30%	1/18	613
	Collateralized by Par Value $615
	U.S. Treasury Note, Coupon 2.00%
	Maturity Date 11/22
580	RBC Capital Markets LLC	(1.25)%	1/18	580
	Collateralized by Par Value $581
	Exchange-Traded Corporate Debt, Coupon 8.00%
	Maturity Date 6/27
523	RBC Capital Markets LLC	1.05%	1/18	523
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.75%
	Maturity Date 10/22
447	CS First Boston	(5.00)%	1/18	447
	Collateralized by Par Value $464
	Exchange-Traded Corporate Debt, Coupon 6.25%
	Maturity Date 10/22
414	RBC Capital Markets LLC	0.95%	1/18	414
	Collateralized by Par Value $400
	Exchange-Traded Corporate Debt, Coupon 5.25%
	Maturity Date 3/22
282	CS First Boston	(4.00)%	1/18	282
	Collateralized by Par Value $310
	Exchange-Traded Corporate Debt, Coupon 5.50%
	Maturity Date 10/24
255	Bank of America Securities	1.45%	1/18	255
	Collateralized by Par Value $281
	U.S. Treasury Bond, Coupon 2.25%
	Maturity Date 8/46
243	Barclays Capital Inc	(1.75)%	1/18	243
	Collateralized by Par Value $250
	Exchange-Traded Corporate Debt, Coupon 4.50%
	Maturity Date 4/22
151	RBC Capital Markets LLC	0.50%	1/18	151
	Collateralized by Par Value $160
	Exchange-Traded Corporate Debt, Coupon 2.88%
	Maturity Date 2/23
Total Repurchase Agreements (Cost $155,109)				$155,949

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-103.43%) (a) (b)
TBA–Fixed Rate Agency Securities Sold Short (-74.11%) (q)
North America
Government
$(69,372)	Federal National Mortgage Association (30 year)	3.50%	1/18	$(71,247)
(68,000)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	2/18	(71,028)
(55,000)	Federal National Mortgage Association (30 year)	4.00%	2/18	(57,447)
(43,220)	Federal National Mortgage Association (15 year)	3.50%	1/18	(44,618)
(35,000)	Government National Mortgage Association (30 year)	4.00%	2/18	(36,485)
(31,000)	Federal National Mortgage Association (30 year)	4.50%	2/18	(32,942)
(27,547)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	1/18	(28,815)
(24,410)	Government National Mortgage Association (30 year)	3.50%	1/18	(25,249)
(21,710)	Federal National Mortgage Association (30 year)	4.50%	1/18	(23,097)
(21,520)	Federal National Mortgage Association (15 year)	3.00%	1/18	(21,923)
(12,351)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	1/18	(13,134)
(12,112)	Federal National Mortgage Association (30 year)	3.00%	1/18	(12,113)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	1/18	(7,520)
(5,680)	Federal National Mortgage Association (30 year)	5.00%	1/18	(6,104)
(5,515)	Federal Home Loan Mortgage Corporation (30 year)	3.00%	1/18	(5,517)
(1,800)	Government National Mortgage Association (30 year)	3.00%	1/18	(1,813)
(1,100)	Federal Home Loan Mortgage Corporation (15 year)	3.50%	1/18	(1,137)
Total TBA–Fixed Rate Agency Securities Sold Short (Proceeds -$459,953)				(460,189)
Government Debt Sold Short (-14.52%)
North America (-8.54%)
Government
(30,501)	U.S. Treasury Note	2.25%	2/27	(30,108)
(14,000)	U.S. Treasury Note	1.88%	12/20	(13,961)
(6,000)	U.S. Treasury Note	1.75%	5/22	(5,896)
(2,223)	U.S. Treasury Note	2.25%	11/27	(2,192)
(615)	U.S. Treasury Note	2.00%	11/22	(610)
(281)	U.S. Treasury Bond	2.25%	8/46	(254)
Total North America (Proceeds -$53,322)				(53,021)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Europe (-5.98%)
Government
$(16,516)	Spanish Sovereign Bond	0.25%	4/18	$(16,556)
(10,447)	Spanish Sovereign Bond	0.75%	7/21	(10,704)
(9,474)	Spanish Sovereign Bond	2.75%	4/19	(9,868)
Total Europe (Proceeds -$35,149)				(37,128)
Total Government Debt Sold Short (Proceeds -$88,471)				(90,149)
Corporate Debt Sold Short (-8.89%)
North America
Communications
(18,590)	Various	4.13% - 10.50%	7/22 - 3/27	(17,196)
Consumer
(23,805)	Various	2.88% - 6.75%	10/20 - 5/26	(23,854)
Energy
(13,311)	Various	3.25% - 8.25%	4/22 - 6/27	(12,834)
Financial
(960)	Various	5.13% -5.25%	3/22 - 9/24	(1,019)
Technology
(330)	Various	3.63%	10/21	(308)
Total Corporate Debt Sold Short (Proceeds -$55,112)				(55,211)
Common Stock Sold Short (-5.91%)
North America
Energy
(1)	Exchange-Traded Equity			(68)
Financial
(671)	Exchange-Traded Equity			(36,623)
Total Common Stock Sold Short (Proceeds -$36,666)				(36,691)
Total Investments Sold Short (Proceeds -$640,202)				$(642,240)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Financial Derivatives–Assets (4.54%) (a) (b)
Swaps (4.53%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (r)	Credit	$25,338	12/18 - 12/22	$1,429
Interest Rate Swaps (s)	Interest Rates	79,347	3/18 - 12/25	969
Credit Default Swaps on Asset-Backed Indices (r)	Credit	885	12/37	9
North America
Credit Default Swaps on Corporate Bonds (r)
Basic Materials	Credit	2,070	12/21 - 12/22	228
Communications	Credit	10,165	6/20 - 12/22	475
Consumer	Credit	41,725	3/19 - 12/22	2,525
Energy	Credit	8,250	6/19 - 6/22	99
Financial	Credit	1,180	12/21	194
Utilities	Credit	3,150	12/21 - 6/22	392
Total Credit Default Swaps on Corporate Bonds				3,913
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (t)	Credit	(28,733)	5/46 - 11/59	5,384
Interest Rate Swaps (u)	Interest Rates	(866,398)	2/18 - 11/30	8,277
Interest Rate Basis Swaps (ab)	Interest Rates	(26,600)	4/18 - 6/19	20
Total Return Swaps
Financial (v)	Equity Market	(10,317)	7/19	—
Total Total Return Swaps				—
North America
Credit Default Swaps on Asset-Backed Securities (t)
Mortgage-related—residential	Credit	(5,688)	5/35 - 12/35	3,140
Total Credit Default Swaps on Asset-Backed Securities				3,140
Credit Default Swaps on Corporate Bonds (t)
Basic Materials	Credit	(2,590)	6/21 - 6/22	77
Communications	Credit	(21,975)	12/18 - 6/22	3,386
Consumer	Credit	(11,385)	12/18 - 12/22	211
Energy	Credit	(28,392)	6/18 - 12/22	849
Technology	Credit	(4,025)	12/21 - 6/22	452
Total Credit Default Swaps on Corporate Bonds				4,975
Total Swaps (Net cost $31,392)				28,116
Options (0.00%)
Purchased Options:
Interest Rate Caps (x)	Interest Rates	113,453	3/18 - 5/19	1
North America
Equity Call Options (aa)
Consumer	Equity Market	16	1/18	3
Total Options (Cost $82)				4

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Futures (0.01%)
Short Futures
U.S. Treasury Note Futures (y)	Interest Rates	$(6,800)	3/18	$45
Total Futures				45
Total Financial Derivatives–Assets (Net cost $31,474)				$28,165
Financial Derivatives–Liabilities (-5.84%) (a) (b)
Swaps (-5.68%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (r)	Credit	6,827	3/49 - 5/63	(980)
Interest Rate Swaps (s)	Interest Rates	374,003	11/18 - 12/27	(5,852)
North America
Credit Default Swaps on Corporate Bonds (r)
Basic Materials	Credit	2,590	6/21 - 6/22	(77)
Communications	Credit	26,213	6/21 - 12/22	(5,974)
Consumer	Credit	12,561	6/20 - 12/22	(293)
Energy	Credit	33,654	6/21 - 12/22	(2,736)
Technology	Credit	380	12/22	(53)
Total Credit Default Swaps on Corporate Bonds				(9,133)
Total Return Swaps
Financial (v)	Equity Market	235	7/19 - 5/22	—
Total Total Return Swaps				—
Recovery Swaps (w)
Consumer	Credit	2,600	6/19	(8)
Total Recovery Swaps				(8)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Short Swaps:
Interest Rate Swaps (u)	Interest Rates	$(59,246)	9/20 - 12/45	$(163)
Credit Default Swaps on Corporate Bond Indices (t)	Credit	(267,034)	12/18 - 6/22	(12,367)
North America
Credit Default Swaps on Corporate Bonds (t)
Basic Materials	Credit	(12,285)	6/19 - 12/22	(1,075)
Communications	Credit	(7,243)	12/18 - 12/22	(304)
Consumer	Credit	(58,672)	6/18 - 12/22	(4,274)
Energy	Credit	(21,750)	6/18 - 6/22	(374)
Financial	Credit	—	6/22	—
Industrial	Credit	(4,410)	6/21 - 12/21	(86)
Technology	Credit	(2,020)	6/19 - 12/22	(181)
Utilities	Credit	(4,455)	6/19 - 12/22	(495)
Total Credit Default Swaps on Corporate Bonds				(6,789)
Total Swaps (Net proceeds -$27,463)				(35,292)
Futures (-0.08%)
Short Futures:
Currency Futures (z)	Currency	(27,000)	3/18	(508)
Total Futures				(508)
Forwards (-0.08%)
Short Forwards:
Currency Forwards (ac)	Currency	(42,306)	3/18	(473)
Total Forwards				(473)
Total Financial Derivatives–Liabilities (Net proceeds -$27,463)				$(36,273)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONCLUDED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At December 31, 2017, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 72.39%, 42.86%, and 45.07% of Total Equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)
Includes investment in collateralized loan obligation notes in the amount of $37.7 million that were issued and are managed by related parties of the Company. See Note 9 to the Notes to Consolidated Financial Statements.

(f)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 9 to the Notes to Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Financial Management LLC. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At December 31, 2017 loans for which the Company has beneficial interests in the net cash flows, totaled $11.7 million. See Note 9 to the Notes to Consolidated Financial Statements.

(h)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At December 31, 2017 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $114.5 million. See Note 9 to the Notes to Consolidated Financial Statements.

(i)
Represents the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 6 and Note 9 to the Notes to Consolidated Financial Statements.

(j)	Includes non-performing commercial loans in the amount of $23.9 million whereby principal and/or interest is past due and a maturity date is not applicable.

(k)	Number of properties not shown in thousands, represents actual number of properties owned.

(l)	As of December 31, 2017, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $5.2 million.

(m)	Includes $132.4 million of non-qualified mortgage loans that have been securitized and are held in a consolidated securitization trust. See Note 6 to the Notes to Consolidated Financial Statements.

(n)	Represents the Company's investment in a related party. See Note 9 to the Notes to Consolidated Financial Statements.

(o)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(p)
Repurchase agreement is between the Company and CILO 2016-LD1 Holdings LLC, an entity in which the Company has a beneficial interest and is co-owned by an affiliate of Ellington Management Group, L.L.C. CILO 2016-LD1 Holdings LLC owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 9 to the Notes to Consolidated Financial Statements.

(q)
At December 31, 2017, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 44.61%, 19.27%, and 10.23% of Total Equity, respectively.

(r)	For long credit default swaps, the Company sold protection.

(s)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(t)	For short credit default swaps, the Company purchased protection.

(u)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(v)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(w)	For long recovery swaps the Company receives a specified recovery rate in exchange for the actual recovery rate on the underlying.

(x)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(y)	Notional value represents the total face amount of U.S. Treasury Notes underlying all contracts held; as of December 31, 2017, 68 contracts were held.

(z)	Notional value represents the total face amount of foreign currency underlying all contracts held; as of December 31, 2017, 216 contracts were held.

(aa)	Notional value represents the number of common shares we have the option to purchase multiplied by the strike price.

(ab)	Represents interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate.

(ac)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	160.32%
A/A/A	0.81%
Baa/BBB/BBB	2.62%
Ba/BB/BB or below	68.03%
Unrated	101.85%

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2016 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Short Swaps:
Interest Rate Swaps (r)	Interest Rates	$(154,836)	8/17 - 11/45	$(742)
Interest Rate Basis Swaps (z)	Interest Rates	(100,200)	6/17 - 6/19	(24)
Credit Default Swaps on Corporate Bond Indices (q)	Credit	(49,306)	12/18 - 12/21	(2,840)
North America
Credit Default Swaps on Asset-Backed Securities (q)
Mortgage-related—Residential	Credit	(3,057)	10/34 - 3/35	(256)
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	(2,260)	6/17 - 3/21	(93)
Communications	Credit	(3,140)	6/20	(44)
Consumer	Credit	(30,901)	3/19 - 12/21	(3,097)
Energy	Credit	(5,150)	12/17 - 12/21	(80)
Industrial	Credit	(12,460)	3/20 - 12/21	(119)
Technology	Credit	(3,020)	3/20	(345)
Utilities	Credit	(860)	6/21	(107)
Total Credit Default Swaps on Corporate Bonds				(3,885)
Total Return Swaps (s)
Financial	Equity	(42,093)	5/17 - 8/17	(55)
Total Swaps (Net proceeds -$12,012)				(18,115)
Futures (-0.01%)
Long Futures:
Eurodollar Futures (u)	Interest Rates	11,000	6/17	(8)
Short Futures:
Eurodollar Futures (u)	Interest Rates	(49,000)	3/17 - 9/17	(61)
Total Futures				(69)
Forwards (-0.07%)
Short Forwards:
Currency Forwards (aa)	Currency	(48,258)	3/17	(472)
Total Forwards				(472)
Mortgage Loan Purchase Commitments (-0.01%)
North America
Mortgage Loan Purchase Commitments (ab)
Mortgage-related—residential	Interest rate	20,601	2/17	(31)
Total Mortgage Loan Purchase Commitments				(31)
Total Financial Derivatives–Liabilities (Net proceeds -$12,012)				$(18,687)

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

(e)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 9 to the Notes to Consolidated Financial Statements.

(f)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Management Group L.L.C. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At December 31, 2016 loans for which the Company has beneficial interests in the net cash flows, totaled $7.6 million. See Note 9 to the Notes to Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At December 31, 2016 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $43.2 million. See Note 9 to the Notes to Consolidated Financial Statements.

(h)
Includes the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C., in the amount of $7.3 million as of December 31, 2016. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 9 to the Notes to Consolidated Financial Statements.

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

(m)
Repurchase agreement is between the Company and CILO 2016-LD1 Holdings LLC, an entity in which the Company has a beneficial interest and is co-owned by an affiliate of Ellington Management Group, L.L.C. CILO 2016-LD1 Holdings LLC owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 9 to the Notes to Consolidated Financial Statements.

(n)
At December 31, 2016, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 32.67%, 22.21%, and 7.89% of Total Equity, respectively.

(o)	For long credit default swaps, the Company sold protection.

(p)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(q)	For short credit default swaps, the Company purchased protection.

(r)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(s)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(t)	Notional value represents outstanding principal balance on underlying corporate debt.

(u)	Every $1,000,000 in notional value represents one contract.

(v)	Notional value represents number of shares that warrants are convertible into.

(w)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(x)	Represents the option on the part of a counterparty to enter into a credit default swap on a corporate bond index whereby the Company would receive a fixed rate and pay credit protection payments.

(y)	Notional value represents the number of common shares we have the option to purchase multiplied by the strike price.

(z)	Represents interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate.

(aa)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(ab)	Notional value represents principal balance of mortgage loan purchase commitments. Actual loan purchases are contingent upon successful loan closings in accordance with agreed-upon parameters.

(ac)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2016, a total of 70 contracts were held.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	139.27%
Aaa/AAA/AAA	0.84%
Aa/AA/AA	0.03%
A/A/A	0.05%
Baa/BBB/BBB	2.60%
Ba/BB/BB or below	30.24%
Unrated	60.39%

(ae)	Represents the Company's investment in a related party. See Note 9 to the Notes to Consolidated Financial Statements.

(af)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income	$89,629	$74,344	$101,783
Other income	4,331	5,841	2,813
Total investment income	93,960	80,185	104,596
EXPENSES
Base management fee to affiliate (Net of fee rebates of $332, $0, and $0, respectively)(1)	9,056	10,065	11,493
Interest expense	31,120	16,306	12,112
Other investment related expenses(2)
Servicing expense	4,132	3,770	2,657
Debt issuance costs related to Other secured borrowings, at fair value	1,679	—	—
Other	3,943	4,300	2,955
Professional fees	2,915	3,474	3,129
Administration fees	720	1,123	1,355
Compensation expense	2,200	2,096	1,508
Insurance expense	498	597	641
Directors' fees and expenses	272	267	259
Share-based long term incentive plan unit expense	385	400	393
Other expenses	1,872	2,022	1,918
Total expenses	58,792	44,420	38,420
NET INVESTMENT INCOME	35,168	35,765	66,176
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	3,924	2,729	34,384
Financial derivatives, excluding currency hedges	(12,153)	(40,758)	(15,096)
Financial derivatives—currency hedges	(6,420)	4,093	4,738
Foreign currency transactions	3,845	(5,597)	(3,073)
	(10,804)	(39,533)	20,953
Change in net unrealized gain (loss) on:
Investments	7,374	(8,033)	(56,869)
Financial derivatives, excluding currency hedges	426	(5,964)	9,498
Financial derivatives—currency hedges	(526)	(1,580)	377
Foreign currency translation	4,326	3,643	(1,706)
	11,600	(11,934)	(48,700)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	796	(51,467)	(27,747)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(UNAUDITED)

	Year Ended December 31,
	2017	2016	2015
	Expressed in U.S. Dollars
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	35,964	(15,702)	38,429
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,983	305	340
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$33,981	$(16,007)	$38,089
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.04	$(0.48)	$1.13
CASH DIVIDENDS PER SHARE:
Dividends declared	$1.76	$1.95	$2.45

(1)	See Note 9 for further details on management fee rebates.

(2)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2016, 12/31/15, and 12/31/2014, respectively)	$637,661	$7,116	$644,777	$732,049	$6,903	$738,952	$782,155	$6,389	$788,544
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			35,168			35,765			66,176
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			(10,804)			(39,533)			20,953
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation			11,600			(11,934)			(48,700)
Net increase (decrease) in equity resulting from operations	33,981	1,983	35,964	(16,007)	305	(15,702)	38,089	340	38,429
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		20,707	20,707		5,552	5,552		2,153	2,153
Dividends(1)	(57,263)	(373)	(57,636)	(64,735)	(413)	(65,148)	(82,940)	(520)	(83,460)
Distributions to non-controlling interests		(8,594)	(8,594)		(5,249)	(5,249)		(1,468)	(1,468)
Adjustment to non-controlling interest	(21)	21	—	(15)	15	—	(6)	6	—
Shares repurchased	(14,642)		(14,642)	(14,028)		(14,028)	(5,639)		(5,639)
Share-based long term incentive plan unit awards	383	2	385	397	3	400	390	3	393
Net increase (decrease) in equity from transactions	(71,543)	11,763	(59,780)	(78,381)	(92)	(78,473)	(88,195)	174	(88,021)
Net increase (decrease) in equity	(37,562)	13,746	(23,816)	(94,388)	213	(94,175)	(50,106)	514	(49,592)
ENDING EQUITY (12/31/2017, 12/31/2016, and 12/31/2015, respectively)	$600,099	$20,862	$620,961	$637,661	$7,116	$644,777	$732,049	$6,903	$738,952

(1)	For the years ended December 31, 2017, 2016, and 2015, dividends totaling $1.76, $1.95, and $2.45, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$35,964	$(15,702)	$38,429
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	17,860	35,498	(23,454)
Change in net unrealized (gain) loss on investments and financial derivatives, and foreign currency translation	(13,750)	13,664	48,649
Amortization of premiums and accretion of discounts (net)	32,764	24,573	21,815
Purchase of investments	(2,849,027)	(2,246,552)	(3,381,699)
Proceeds from disposition of investments	1,962,711	2,032,219	3,570,304
Proceeds from principal payments of investments	286,426	276,880	284,166
Proceeds from investments sold short	1,718,668	1,430,898	1,461,459
Repurchase of investments sold short	(1,674,760)	(1,573,705)	(2,031,578)
Payments on financial derivatives	(103,499)	(354,814)	(505,956)
Proceeds from financial derivatives	109,496	394,038	416,103
Amortization of deferred debt issuance costs	97	—	—
Share-based long term incentive plan unit expense	385	400	393
Interest income related to consolidated securitization trust(1)	(1,175)	—	—
Interest expense related to consolidated securitization trust(1)	794	—	—
Debt issuance costs related to Other secured borrowings, at fair value(1)	1,679	—	—
Repurchase agreements	28,870	(79,119)	66,301
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(30,888)	260,636	531,844
Due from brokers	(46,753)	47,954	5,360
Interest and principal receivable	(7,984)	(1,260)	167
Restricted cash	230	4,202	(4,857)
Other assets	(40,411)	1,910	(3,295)
Increase (decrease) in liabilities:
Due to brokers	(11,059)	(102,017)	92,573
Payable for securities purchased and financial derivatives	117,535	(80,197)	66,618
Accounts payable and accrued expenses	558	(299)	846
Other liabilities	424	(811)	828
Interest and dividends payable	2,444	1,654	(580)
Base management fee payable to affiliate	(303)	(357)	(190)
Net cash provided by (used in) operating activities	(462,704)	69,693	654,246

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2017	2016	2015
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$20,707	$5,552	$2,153
Shares repurchased	(14,642)	(14,028)	(5,639)
Dividends paid	(57,636)	(65,148)	(83,460)
Distributions to non-controlling interests	(8,594)	(5,249)	(1,468)
Offering costs paid	—	—	(56)
Proceeds from issuance of Other secured borrowings	111,338	40,921	—
Principal payments on Other secured borrowings	(28,839)	(295)	(763)
Proceeds from issuance of Other secured borrowings, at fair value	106,590	—	—
Debt issuance costs related to Other secured borrowings, at fair value	(947)	—	—
Proceeds from issuance of senior notes	86,000	—	—
Debt issuance costs paid related to senior notes	(1,326)	—	—
Borrowings under reverse repurchase agreements	9,919,449	5,762,742	9,758,474
Repayments of reverse repurchase agreements	(9,745,437)	(5,854,823)	(10,253,718)
Net cash provided by (used in) financing activities	386,663	(130,328)	(584,477)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,041)	(60,635)	69,769
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,274	183,909	114,140
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,233	$123,274	$183,909
Supplemental disclosure of cash flow information:
Interest paid	$28,006	$15,296	$12,112
Share-based long term incentive plan unit awards (non-cash)	385	400	393
Aggregate TBA trade activity (buys + sells) (non-cash)	23,917,506	22,923,388	36,357,456
Purchase of investments (non-cash)	(25,318)	(44,914)	—
Proceeds from principal payments of investments (non-cash)	27,307	10,365	—
Proceeds from the disposition of investments (non-cash)	26,800	96,131	—
Payments made on financial derivatives (non-cash)	—	(4,000)	—
Proceeds from financial derivatives (non-cash)	—	7,486	—
Proceeds from issuance of Other secured borrowings (non-cash)	17,175	13,088	—
Principal payments on Other secured borrowings (non-cash)	(65,851)	(29,629)	—
Proceeds received from Other secured borrowings, at fair value (non-cash)	31,958	—	—
Principal payments on Other secured borrowings, at fair value (non-cash)	(13,442)	—	—
Debt issuance costs related to Other secured borrowings, at fair value (non-cash)	(732)	—	—
Borrowings under reverse repurchase agreements (non-cash)	33,329	—	—
Repayments of reverse repurchase agreements (non-cash)	(31,607)	(48,527)	—

(1)	Related to non-qualified mortgage securitization transaction. See Note 6 for further details.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
1. Organization and Investment Objective
Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 99.3% owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of the Company's operations and business activities are conducted through the Operating Partnership. Ellington Financial LLC, the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
The Company is a specialty finance company that invests in a diverse array of financial assets, including residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," residential and commercial mortgage loans, consumer loans and asset-backed securities, or "ABS," backed by consumer loans, collateralized loan obligations, or "CLOs," corporate equity and debt securities (including distressed debt), non-mortgage and mortgage-related derivatives, equity investments in mortgage originators, and other strategic investments.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). The Company has determined that it meets the definition of an investment company under ASC 946. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. Additionally under ASC 946 the Company generally will not consolidate its interest in any company other than in its subsidiaries that qualify as investment companies under ASC 946. The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its subsidiaries. They also include certain securitization trusts which are designed to facilitate specific financing activities of the Company and represent a direct extension of the Company's business activities. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities and sovereign debt, certain non-Agency RMBS and CMBS, CLOs, and corporate debt, and actively traded derivatives, such as interest rate swaps and foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, and CLOs; ABS, credit default swaps, or "CDS," on individual ABS, distressed corporate debt, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, non-listed equities, private corporate debt and equity investments, and Other secured borrowings, at fair value.
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
For mortgage-backed securities, or "MBS," including To Be Announced MBS, or "TBAs," CLOs, and distressed and non-distressed corporate debt and equity, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, and while management generally does not adjust the valuations it receives, management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Valuations for fixed-rate RMBS pass-throughs issued by a U.S. government agency or government-sponsored enterprise are typically based on observable pay-up data (pay-ups are price premiums for specified categories of fixed-rate pools relative to their TBA counterparts) or models that use observable market data, such as interest rates and historical prepayment speeds, and are validated against third-party valuations. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically designated as Level 2 assets. Non-Agency MBS, Agency interest only and inverse interest only RMBS, and CLOs are generally classified as either Level 2 or Level 3 based on analysis of available market data and/or third-party valuations. The Company's investments in distressed corporate debt can be in the form of loans as well as total return swaps on loans. These investments, as well as related non-listed equity investments, are generally designated as Level 3 assets. Valuations for total return swaps are typically based on prices of the underlying loans received from widely used third-party pricing services. Investments in non-distressed corporate bonds are generally also valued based on prices received from third-party pricing services, and many of these bonds, because they are very liquid with readily observable data, are generally classified as Level 2 holdings. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
For residential and commercial mortgage loans, consumer loans, and real estate owned properties, or "REO," management determines fair value by taking into account both external pricing data, when available, and internal pricing models. Non-performing mortgage loans and REO are typically valued based on management's estimates of the value of the underlying real estate, using information including general economic data, broker price opinions, or "BPOs," recent sales, property appraisals, and bids. Performing mortgage loans and consumer loans are typically valued using discounted cash flows based on market assumptions. Cash flow assumptions typically include projected default and prepayment rates and loss severities, and may include adjustments based on appraisals and BPOs. Mortgage and consumer loans and REO properties are classified as Level 3 assets.
Securitized mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," are held as part of a collateralized financing entity, or "CFE." A CFE is a variable interest entity, or "VIE," that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810"), allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the fair value option for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined such trust meets the definition of a CFE; see Note 6 for further discussion on the Company's securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using discounted cash flows and other market data. The securitized non-QM loans, which are assets of the CFE, are included in Investments, at fair value on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The debt issued by the CFE is included in Other secured borrowings, at fair value, on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The securitized non-QM loans and the debt issued by the Company's CFE are both designated as Level 3 financial instruments.
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
(D) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in an interest bearing overnight account and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy. Restricted cash represents cash that the Company can use only for specific purposes. The Company's investments in money market funds are included in the Consolidated Condensed Schedule of Investments. See Note 15 for further discussion of restricted cash balances.
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
Futures Contracts: A futures contract is an exchange-traded agreement to buy or sell an asset for a set price on a future date. The Company enters into Eurodollar and/or U.S. Treasury security futures contracts to hedge its interest rate risk. The Company may also enter into various other futures contracts, including equity index futures and foreign currency futures. Initial margin deposits are made upon entering into futures contracts and can generally be either in the form of cash or securities. During the period the futures contract is open, changes in the value of the contract are recognized as unrealized gains or losses by marking-to-market to reflect the current market value of the contract. Variation margin payments are made or received periodically, depending upon whether unrealized losses or gains are incurred. When the contract is closed, the Company records a realized gain or loss equal to the difference between the proceeds of the closing transaction and the Company's basis in the contract.
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
(M) Variable Interest Entities: VIEs are entities in which: (i) the equity investors do not have the characteristics of a controlling financial interest, or (ii) there is insufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties. The Company holds beneficial interests in securitization trusts that are considered VIEs. The beneficial interests in these securitization trusts are represented by certificates issued by the trusts. The securitization trusts have been structured as pass-through entities that receive principal and interest payments on the underlying collateral and distribute those payments to the certificate holders, which include both third-party investors and the Company. The certificates held by the Company typically include some or all of the most subordinated tranches. The assets held by the trusts are restricted in that they can only be used to fulfill the obligations of the related trust. In certain cases the design and structure of the securitization trust is such that the Company effectively retains control of the assets as well as the activities that most significantly impact the economic performance of the trust; in such cases the trust is considered a direct extension of the Company's business, and the Company consolidates the trust. In cases where the Company does not effectively retain control of the assets of, or the activities that most significantly impact the economic performance of, the related trust, it does not consolidate the trust. See Note 6 for further discussion of the Company's securitization trusts.
(N) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against shareholders' equity. Offering costs typically include legal, accounting, printing, and other fees associated with the cost of raising capital.
(O) Debt Issuance Costs: Debt issuance costs associated with debt for which the Company has elected the fair value option are expensed at the issuance of the debt, and are included in Other investment related expenses on the Consolidated Statement of Operations. Costs associated with the issuance of debt for which the Company has not elected the fair value option are amortized over the life of the debt, which approximates the effective interest rate method, and are included in Interest expense on the Consolidated Statement of Operations. Deferred debt issuance costs are presented on the Consolidated Statement of Assets, Liabilities, and Equity as a direct deduction from the related debt liability, unless such deferred debt issuance costs are associated with borrowing facilities that are expected to have a future benefit, such as giving the Company the ability to access additional borrowings over the contractual term of the debt, in which case such deferred debt issuance costs are included in Other Assets on Consolidated Statement of Assets, Liabilities, and Equity. Debt issuance costs include legal and accounting fees, purchasers' or underwriters' discount, as well as other fees associated with the cost of the issuance of the related debt.
(P) Expenses: Expenses are recognized as incurred on the Consolidated Statement of Operations.
(Q) Other Investment Related Expenses: Other investment related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, servicing fees and corporate and escrow advances on mortgage and consumer loans, and various other expenses and fees related directly to the Company's financial instruments. Other investment related expenses are recognized as incurred on the Consolidated Statement of Operations; dividend expense on common stock sold short is recognized on the ex-dividend date.
(R) LTIP Units: Long term incentive plan units ("LTIP Units") have been issued to the Company's dedicated or partially dedicated personnel and independent directors as well as the Manager. Costs associated with LTIP Units issued to dedicated or partially dedicated personnel, or to independent directors, are measured as of the grant date based on the closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for LTIP Units are typically one year from issuance for independent directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
(S) Non-controlling interests: Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties and consist of units convertible into the Company's common shares. Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests do not consist of units convertible into the Company's common shares. The Company adjusts the non-controlling interests owned by an affiliate of the Manager and certain related parties to align their carrying value with the share of total outstanding operating partnership units ("OP Units") issued by the Operating Partnership to the non-controlling interest. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 11 for further discussion of non-controlling interests.
(T) Dividends: Dividends payable by the Company are recorded on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(U) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares outstanding and issued.
(V) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of LTIP Units which are participating securities, by the weighted average number of common shares outstanding calculated including LTIP Units. Because the Company's LTIP Units are participating securities, they are included in the calculation of basic and diluted EPS. OP Units relating to a non-controlling interest are also participating securities and, accordingly, are included in the calculation of both basic and diluted EPS.
(W) Foreign Currency: Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Foreign currency transactions and Foreign currency translation, respectively, on the Consolidated Statement of Operations.
(X) Income Taxes: The Company has been and continues to expect to be treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. In addition, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes, and one has elected to be taxed as a real estate investment trust, or "REIT."

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
(Y) Recent Accounting Pronouncements: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash ("ASU 2016-18"). This amends ASC 230, Statement of Cash Flows, to require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2016-18 is not expected to have a material impact on the Company's consolidated financial statements.

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2017:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$26,500	$—	$—	$26,500
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$989,341	$6,173	$995,514
Private label residential mortgage-backed securities	—	158,369	101,297	259,666
Private label commercial mortgage-backed securities	—	28,398	12,347	40,745
Commercial mortgage loans	—	—	108,301	108,301
Residential mortgage loans	—	—	182,472	182,472
Collateralized loan obligations	—	185,905	24,911	210,816
Consumer loans and asset-backed securities backed by consumer loans	—	—	135,258	135,258
Corporate debt	—	51,246	23,947	75,193
Real estate owned	—	—	26,277	26,277
Corporate equity investments	—	—	37,465	37,465
Total investments, at fair value	—	1,413,259	658,448	2,071,707
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	3,140	3,140
Credit default swaps on corporate bond indices	—	1,429	—	1,429
Credit default swaps on corporate bonds	—	8,888	—	8,888
Credit default swaps on asset-backed indices	—	5,393	—	5,393
Interest rate swaps	—	9,266	—	9,266
Options	3	1	—	4
Futures	45	—	—	45
Total financial derivatives–assets, at fair value	48	24,977	3,140	28,165
Repurchase agreements, at fair value	—	155,949	—	155,949
Total investments, financial derivatives–assets, and repurchase agreements, at fair value	$48	$1,594,185	$661,588	$2,255,821
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(460,189)	$—	$(460,189)
Government debt	—	(90,149)	—	(90,149)
Corporate debt	—	(55,211)	—	(55,211)
Common stock	(36,691)	—	—	(36,691)
Total investments sold short, at fair value	(36,691)	(605,549)	—	(642,240)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	$—	$(12,367)	$—	$(12,367)
Credit default swaps on corporate bonds	—	(15,930)	—	(15,930)
Credit default swaps on asset-backed indices	—	(980)	—	(980)
Interest rate swaps	—	(6,015)	—	(6,015)
Futures	(508)	—	—	(508)
Forwards	—	(473)	—	(473)
Total financial derivatives–liabilities, at fair value	(508)	(35,765)	—	(36,273)
Other secured borrowings, at fair value	$—	$—	$(125,105)	$(125,105)
Total investments sold short, financial derivatives–liabilities, and other secured borrowings, at fair value	$(37,199)	$(641,314)	$(125,105)	$(803,618)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$40,870	Market Quotes	Non Binding Third-Party Valuation	$45.00	$183.00	$81.63
Collateralized loan obligations	10,288	Market Quotes	Non Binding Third-Party Valuation	85.00	435.00	138.94
Corporate debt and non-exchange traded corporate equity	6,797	Market Quotes	Non Binding Third-Party Valuation	8.88	105.63	82.94
Private label commercial mortgage-backed securities	7,577	Market Quotes	Non Binding Third-Party Valuation	5.31	60.55	36.19
Agency interest only residential mortgage-backed securities	1,225	Market Quotes	Non Binding Third-Party Valuation	10.14	18.21	15.25
Private label residential mortgage-backed securities	60,427	Discounted Cash Flows	Yield	0.5%	26.5%	9.8%
			Projected Collateral Prepayments	2.1%	84.7%	38.3%
			Projected Collateral Losses	0.9%	18.2%	8.6%
			Projected Collateral Recoveries	0.3%	31.5%	11.3%
			Projected Collateral Scheduled Amortization	12.5%	90.2%	41.8%
						100.0%
Private label commercial mortgage-backed securities	4,770	Discounted Cash Flows	Yield	4.3%	42.5%	18.6%
			Projected Collateral Losses	1.1%	5.2%	2.5%
			Projected Collateral Recoveries	2.8%	17.1%	8.5%
			Projected Collateral Scheduled Amortization	80.1%	96.1%	89.0%
						100.0%
Corporate debt and non-exchange traded corporate equity	20,301	Discounted Cash Flows	Yield	3.0%	16.1%	10.6%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$14,623	Discounted Cash Flows	Yield	7.1%	62.2%	15.2%
			Projected Collateral Prepayments	22.5%	92.9%	77.9%
			Projected Collateral Losses	1.9%	40.2%	10.3%
			Projected Collateral Recoveries	3.4%	37.2%	9.5%
			Projected Collateral Scheduled Amortization	—%	4.1%	2.3%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	135,258	Discounted Cash Flows	Yield	7.0%	18.9%	9.5%
			Projected Collateral Prepayments	2.2%	50.1%	33.5%
			Projected Collateral Losses	0.4%	28.6%	8.2%
			Projected Collateral Scheduled Amortization	46.8%	95.2%	58.3%
						100.0%
Performing commercial mortgage loans	84,377	Discounted Cash Flows	Yield	8.0%	15.4%	10.7%
Non-performing commercial mortgage loans and commercial real estate owned	49,610	Discounted Cash Flows	Yield	11.4%	36.5%	17.7%
			Months to Resolution	4.0	17.0	9.5
Performing residential mortgage loans	42,030	Discounted Cash Flows	Yield	1.6%	18.8%	6.2%
Securitized residential mortgage loans(1)	132,424	Discounted Cash Flows	Yield	3.5%	3.5%	3.5%
Non-performing residential mortgage loans and residential real estate owned	8,609	Discounted Cash Flows	Yield	2.8%	34.5%	8.9%
			Months to Resolution(2)	1.9	40.5	25.6
Credit default swaps on asset-backed securities	3,140	Net Discounted Cash Flows	Projected Collateral Prepayments	19.8%	26.5%	22.4%
			Projected Collateral Losses	14.6%	23.8%	19.7%
			Projected Collateral Recoveries	5.8%	14.3%	10.6%
			Projected Collateral Scheduled Amortization	45.5%	51.0%	47.3%
						100.0%
Agency interest only residential mortgage-backed securities	4,948	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	381	3,521	730
			Projected Collateral Prepayments	51.2%	100.0%	69.1%
			Projected Collateral Scheduled Amortization	0.0%	48.8%	30.9%
						100.0%
Non-exchange traded common equity investment in mortgage-related entity	2,814	Enterprise Value	Equity Price-to-Book(4)	2.0x	2.0x	2.0x
Non-exchange traded preferred equity investment in mortgage-related entity	20,774	Enterprise Value	Equity Price-to-Book(4)	0.9x	0.9x	0.9x
Non-controlling equity interest in limited liability company	5,033	Market Quotes	Non Binding Third-Party Valuation of the Underlying Assets(5)	$96.91	$96.91	$96.91
Non-controlling equity interest in limited liability company	5,693	Discounted Cash Flows	Yield(5)	9.1%	9.1%	9.1%
Other secured borrowings, at fair value(1)	(125,105)	Discounted Cash Flows	Yield	2.8%	2.8%	2.8%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Excludes certain loans that are re-performing.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

(5)
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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2016:

Description	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Cash equivalents	$90,000	$—	$—	$90,000
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$868,345	$29,622	$897,967
U.S. Treasury securities	—	5,419	—	5,419
Private label residential mortgage-backed securities	—	53,525	90,083	143,608
Private label commercial mortgage-backed securities	—	—	43,268	43,268
Commercial mortgage loans	—	—	61,129	61,129
Residential mortgage loans	—	—	84,290	84,290
Collateralized loan obligations	—	—	44,956	44,956
Consumer loans and asset-backed securities backed by consumer loans(1)	—	—	107,157	107,157
Corporate debt	—	55,091	25,004	80,095
Real estate owned	—	—	3,349	3,349
Corporate equity investments(1)	4,396	—	29,392	33,788
Total investments, at fair value	4,396	982,380	518,250	1,505,026

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$—	$—	$5,326	$5,326
Credit default swaps on corporate bond indices	—	2,744	—	2,744
Credit default swaps on corporate bonds	—	2,360	—	2,360
Credit default swaps on asset-backed indices	—	16,713	—	16,713
Interest rate swaps	—	8,102	—	8,102
Total return swaps	—	—	155	155
Options	42	2	—	44
Futures	29	—	—	29
Forwards	—	16	—	16
Warrants	—	—	106	106
Total financial derivatives–assets, at fair value	71	29,937	5,587	35,595
Repurchase agreements, at fair value	—	184,819	—	184,819
Total investments, financial derivatives–assets, and repurchase agreements, at fair value	$4,467	$1,197,136	$523,837	$1,725,440
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(404,728)	$—	$(404,728)
Government debt	—	(132,442)	—	(132,442)
Corporate debt	—	(39,572)	—	(39,572)
Common stock	(8,154)	—	—	(8,154)
Total investments sold short, at fair value	(8,154)	(576,742)	—	(584,896)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(2,840)	—	(2,840)
Credit default swaps on corporate bonds	—	(6,654)	—	(6,654)
Credit default swaps on asset-backed indices	—	(2,899)	—	(2,899)
Credit default swaps on asset-backed securities	—	—	(256)	(256)
Interest rate swaps	—	(5,162)	—	(5,162)
Total return swaps	—	(55)	(249)	(304)
Futures	(69)	—	—	(69)
Forwards	—	(472)	—	(472)
Mortgage loan purchase commitments	—	(31)	—	(31)
Total financial derivatives–liabilities, at fair value	(69)	(18,113)	(505)	(18,687)
Total investments sold short and financial derivatives–liabilities, at fair value	$(8,223)	$(594,855)	$(505)	$(603,583)

(1)	Conformed to current period presentation.

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
The tables below include a roll-forward of the Company's financial instruments for the years ended December 31, 2017, 2016, and 2015 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2017

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,622	$(9,356)	$(956)	$(165)	$3,867	$(153)	$—	$(16,686)	$6,173
Private label residential mortgage-backed securities	90,083	2,203	763	9,498	68,724	(54,690)	14,021	(29,305)	101,297
Private label commercial mortgage-backed securities	43,268	469	(3,596)	8,654	6,661	(37,665)	—	(5,444)	12,347
Commercial mortgage loans	61,129	921	419	1,957	78,333	(34,458)	—	—	108,301
Residential mortgage loans	84,290	(599)	1,602	3,536	140,535	(46,892)	—	—	182,472
Collateralized loan obligations	44,956	(6,833)	2,233	2,606	71,338	(76,775)	—	(12,614)	24,911
Consumer loans and asset-backed securities backed by consumer loans	107,157	(13,754)	855	(171)	129,525	(88,354)	—	—	135,258
Corporate debt	25,004	252	527	223	97,466	(99,525)	—	—	23,947
Real estate owned	3,349	—	411	322	25,516	(3,321)	—	—	26,277
Corporate equity investments	29,392	—	2,347	(512)	16,417	(10,179)	—	—	37,465
Total investments, at fair value	518,250	(26,697)	4,605	25,948	638,382	(452,012)	14,021	(64,049)	658,448
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,326	—	270	(1,202)	137	(1,391)	—	—	3,140
Total return swaps	155	—	224	(155)	1	(225)	—	—	—
Warrants	106	—	(100)	(6)	—	—	—	—	—
Total financial derivatives– assets, at fair value	5,587	—	394	(1,363)	138	(1,616)	—	—	3,140
Total investments and financial derivatives–assets, at fair value	$523,837	$(26,697)	$4,999	$24,585	$638,520	$(453,628)	$14,021	$(64,049)	$661,588

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2017
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(256)	$—	$(871)	$939	$736	$(548)	$—	$—	$—
Total return swaps	(249)	—	(554)	249	572	(18)	—	—	—
Total financial derivatives– liabilities, at fair value	(505)	—	(1,425)	1,188	1,308	(566)	—	—	—
Other secured borrowings, at fair value:
Other secured borrowings, at fair value	—	—	—	—	—	(125,105)	—	—	(125,105)
Total other secured borrowings, at fair value	—	—	—	—	—	(125,105)	—	—	(125,105)
Total financial derivatives– liabilities and other secured borrowings at fair value	$(505)	$—	$(1,425)	$1,188	$1,308	$(125,671)	$—	$—	$(125,105)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2017, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2017. For Level 3 financial instruments held by the Company at December 31, 2017, change in net unrealized gain (loss) of $10.6 million and $(1.2) million for the year ended December 31, 2017 relate to investments and financial derivatives–assets, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of December 31, 2017, the Company transferred $64.0 million of securities from Level 3 to Level 2 and $14.0 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Year Ended December 31, 2016

(In thousands)	Ending Balance as of December 31, 2015	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2016
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$24,918	$(7,998)	$(536)	$845	$12,665	$(272)	$—	$—	$29,622
Private label residential mortgage-backed securities	116,435	1,896	(2,748)	3,972	30,065	(55,407)	10,041	(14,171)	90,083
Private label commercial mortgage-backed securities	34,145	1,627	1,008	(6,081)	24,488	(11,919)	—	—	43,268
Commercial mortgage loans	66,399	2,463	1,920	(1,434)	39,684	(47,903)	—	—	61,129
Residential mortgage loans	22,089	467	774	(800)	102,224	(40,464)	—	—	84,290
Collateralized loan obligations	45,974	(3,829)	71	2,471	27,862	(27,593)	—	—	44,956
Consumer loans and asset-backed securities backed by consumer loans(1)	115,376	(10,668)	(164)	(3,711)	154,101	(147,777)	—	—	107,157
Corporate debt	27,028	(60)	(8,326)	6,864	26,851	(27,353)	—	—	25,004
Real estate owned	12,522	—	2,256	(458)	17,526	(28,497)	—	—	3,349
Corporate equity investments(1)	22,088	—	(144)	(3,075)	44,680	(34,157)	—	—	29,392
Total investments, at fair value	486,974	(16,102)	(5,889)	(1,407)	480,146	(421,342)	10,041	(14,171)	518,250
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	6,332	—	1,042	(667)	148	(1,529)	—	—	5,326
Total return swaps	85	—	3,070	70	57	(3,127)	—	—	155
Warrants	150	—	(50)	6	7,486	(7,486)	—	—	106
Total financial derivatives– assets, at fair value	6,567	—	4,062	(591)	7,691	(12,142)	—	—	5,587
Total investments and financial derivatives–assets, at fair value	$493,541	$(16,102)	$(1,827)	$(1,998)	$487,837	$(433,484)	$10,041	$(14,171)	$523,837
Liabilities:
Investments sold short, at fair value
Corporate debt	$(448)	$(1)	$362	$(228)	$315	$—	$—	$—	$—
Total investments sold short, at fair value	(448)	(1)	362	(228)	315	—	—	—	—
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	(221)	—	(323)	(36)	324	—	—	—	(256)
Total return swaps	(4,662)	—	(7,534)	4,413	8,214	(680)	—	—	(249)
Total financial derivatives– liabilities, at fair value	(4,883)	—	(7,857)	4,377	8,538	(680)	—	—	(505)
Guarantees:
Guarantees	(828)	—	—	828	—	—	—	—	—
Total guarantees	(828)	—	—	828	—	—	—	—	—
Total investments sold short, financial derivatives–liabilities, and guarantees, at fair value	$(6,159)	$(1)	$(7,495)	$4,977	$8,853	$(680)	$—	$—	$(505)

(1)	Conformed to current period presentation.
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2016, as well as Level 3 financial instruments disposed of by the

Company during the year ended December 31, 2016. For Level 3 financial instruments held by the Company at December 31, 2016, change in net unrealized gain (loss) of $(14.7) million, $(0.8) million, and $(0.2) million, for the year ended December 31, 2016 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
As of December 31, 2016, the Company transferred $14.2 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
In addition, as of December 31, 2016, the Company transferred $10.0 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2015, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities.
Year Ended December 31, 2015

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2015
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$31,385	$(8,355)	$223	$81	$6,977	$(5,393)	$—	$—	$24,918
Private label residential mortgage-backed securities	274,369	8,593	20,648	(16,429)	62,994	(191,902)	6,687	(48,525)	116,435
Private label commercial mortgage-backed securities	53,311	3,076	2,000	(4,183)	21,382	(41,441)	—	—	34,145
Commercial mortgage loans	28,309	1,895	1,114	(142)	69,778	(34,555)	—	—	66,399
Residential mortgage loans	27,482	1,363	2,372	(505)	19,555	(28,178)	—	—	22,089
Collateralized loan obligations	121,994	(21,110)	46	(4,033)	59,102	(110,025)	—	—	45,974
Consumer loans and asset-backed securities backed by consumer loans	24,294	(6,197)	—	283	139,373	(42,377)	—	—	115,376
Corporate debt	42,708	60	(4,028)	(6,882)	28,942	(33,772)	—	—	27,028
Real estate owned	8,635	—	1,168	381	14,155	(11,817)	—	—	12,522
Private corporate equity investments	14,512	—	116	(306)	8,347	(581)	—	—	22,088
Total investments, at fair value	626,999	(20,675)	23,659	(31,735)	430,605	(500,041)	6,687	(48,525)	486,974
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$11,387	$—	$(2,964)	$2,098	$28	$(4,217)	$—	$—	$6,332
Total return swaps	—	—	113	85	—	(113)	—	—	85
Warrants	100	—	—	—	50	—	—	—	150
Total financial derivatives– assets, at fair value	11,487	—	(2,851)	2,183	78	(4,330)	—	—	6,567
Total investments and financial derivatives–assets, at fair value	$638,486	$(20,675)	$20,808	$(29,552)	$430,683	$(504,371)	$6,687	$(48,525)	$493,541

(In thousands)	Ending Balance as of December 31, 2014	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2015
Liabilities:
Investments sold short, at fair value
Corporate debt	$—	$(2)	$197	$228	$1,372	$(2,243)	$—	$—	$(448)
Total investments sold short, at fair value	—	(2)	197	228	1,372	(2,243)	—	—	(448)
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(239)	$—	$(102)	$35	$—	$85	$—	$—	$(221)
Total return swaps	—	—	2,516	(4,662)	14	(2,530)	—	—	(4,662)
Total financial derivatives– liabilities, at fair value	(239)	—	2,414	(4,627)	14	(2,445)	—	—	(4,883)
Securitized debt:
Securitized debt	(774)	(15)	—	26	763	—	—	—	—
Total securitized debt	(774)	(15)	—	26	763	—	—	—	—
Guarantees:
Guarantees	—	—	—	(828)	—	—	—	—	(828)
Total guarantees	—	—	—	(828)	—	—	—	—	(828)
Total investments sold short, financial derivatives–liabilities, securitized debt, and guarantees, at fair value	$(1,013)	$(17)	$2,611	$(5,201)	$2,149	$(4,688)	$—	$—	$(6,159)
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
As of December 31, 2015, the Company transferred $48.5 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and/or similar assets. This increase in observed trading activity led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
In addition, as of December 31, 2015, the Company transferred $6.7 million of non-Agency RMBS from Level 2 to Level 3. Following December 2014, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities.
There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2017, 2016, and 2015.
Not included in the disclosures above are the Company's other financial instruments, which are carried at cost and include, Cash, Due from brokers, Due to brokers, Reverse repurchase agreements, Other secured borrowings, and the Company's unsecured long-term debt, or the "Senior Notes," which is reflected on the Consolidated Statement of Assets, Liabilities, and Equity in Senior notes, net. Cash includes cash held in various accounts including an interest bearing overnight account for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; carrying value of these items approximates fair value and such items are considered Level 1 assets and liabilities. The Company's reverse repurchase agreements and Other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements and Other secured borrowings are considered Level 2 assets and liabilities based on the adequacy of the associated collateral and their short term nature. The

Company estimates the fair value of the Senior Notes at $85.6 million as of December 31, 2017. The Senior Notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments.
4. To Be Announced RMBS
In addition to investing in pools of Agency RMBS, the Company transacts in the forward settling TBA market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of MBS. The Company accounts for its TBAs as purchases and sales and uses TBAs primarily for hedging purposes, typically in the form of short positions. However, the Company may also invest in TBAs for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of December 31, 2017 and 2016:

	As of
	December 31, 2017	December 31, 2016
Assets:	(In thousands)
TBA securities, at fair value (Current principal: $118,806 and $67,720, respectively)	$123,680	$70,525
Receivable for securities sold relating to unsettled TBA sales	460,666	406,708
Liabilities:
TBA securities sold short, at fair value (Current principal: -$442,197 and -$384,155, respectively)	$(460,189)	$(404,728)
Payable for securities purchased relating to unsettled TBA purchases	(123,918)	(70,347)
Net short TBA securities, at fair value	(336,509)	(334,203)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the years ended December 31, 2017 and 2016 are summarized in the tables below:
Year Ended December 31, 2017:

		Year Ended December 31, 2017
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$(601)	$(263)
Credit default swaps on asset-backed indices	Credit	(5,291)	(817)
Credit default swaps on corporate bond indices	Credit	(3,336)	(459)
Credit default swaps on corporate bonds	Credit	205	907
Total return swaps	Equity Market/Credit	(1,825)	149
Interest rate swaps	Interest Rate	(1,171)	571
Futures	Interest Rate/Currency	(195)	(423)
Forwards	Currency	(6,390)	(18)
Warrants	Equity Market	(100)	(5)
Mortgage loan purchase commitments	Interest Rate	—	31
Options	Credit/Interest Rate/Equity Market	—	10
Total		$(18,704)	$(317)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $(0.1) million, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(0.2) million, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Year Ended December 31, 2016:

		Year Ended December 31, 2016
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$719	$(703)
Credit default swaps on asset-backed indices	Credit	3,935	(3,349)
Credit default swaps on corporate bond indices	Credit	(36,195)	(4,044)
Credit default swaps on corporate bonds	Credit	(14)	712
Total return swaps	Equity Market/Credit	(12,987)	4,427
Interest rate swaps	Interest Rate	(2,912)	(1,983)
Futures	Interest Rate/ Equity Market	(84)	456
Forwards	Currency	4,093	(1,580)
Warrants	Equity Market	(50)	6
Mortgage loan purchase commitments	Interest Rates	—	(23)
Options	Credit/Interest Rate/Equity Market	7,174	(413)
Total		$(36,321)	$(6,494)

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

Year Ended December 31, 2015:

		Year Ended December 31, 2015
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$(3,066)	$2,133
Credit default swaps on asset-backed indices	Credit	(714)	(285)
Credit default swaps on corporate bond indices	Credit	(8,059)	7,503
Credit default swaps on corporate bonds	Credit	(1,005)	694
Total return swaps	Equity Market/Credit	1,838	(4,564)
Interest rate swaps(3)	Interest Rates	(9,603)	1,983
Futures	Interest Rates/Equity Market	708	(676)
Forwards	Currency	4,738	377
Mortgage loan purchase commitments	Interest Rates	—	(8)
Options	Credit/ Interest Rates/Equity Market	5,048	1,623
Total		$(10,115)	$8,780

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
The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2017 and 2016:

Derivative Type	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
Interest rate swaps	$1,306,853	$1,731,368
Credit default swaps	531,008	1,586,923
Total return swaps	19,760	113,628
Futures	48,244	371,900
Options	94,415	357,260
Forwards	76,784	80,513
Warrants	378	1,640
Mortgage loan purchase commitments	1,585	6,143
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2017 and 2016, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at December 31, 2017 and 2016, are summarized below:

Credit Derivatives	December 31, 2017	December 31, 2016
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(4,770)	$(1,551)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(3,582)	$4,552
Notional Value of Written Credit Derivatives (2)	$177,588	$117,476
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	$(88,400)	$(68,357)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make payment) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2017, implied credit spreads on such contracts ranged between 15.4 and 1,945.7 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2016, implied credit spreads on such contracts ranged between 68.5 and 636.6 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.4) million and $(2.5) million as of December 31, 2017 and 2016, respectively. Estimated points up front on these contracts as of December 31, 2017 ranged between 51.4 and 71.6 points, and as of December 31, 2016 ranged between 45.0 and 72.6 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at December 31, 2017 and 2016 were $(5.5) million and $(3.3) million, respectively.
6. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. As a result of the sale the Company recognized a realized loss in the amount of $(0.1) million. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. During 2017, at the co-participant's direction, the Acquiror sold the portion of the subordinated notes beneficially owned by the co-participant, and as a result as of December 31, 2017, the Company's total interest in the Acquiror increased to approximately 75%. The Company's interest in the Acquiror is accounted for as a beneficial interest and is included on the Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
The notes and trust certificates issued by the Issuer are backed by the cash flows from the underlying consumer loans. If there are breaches of representations and warranties with respect to any underlying consumer loans, the Company could, under certain circumstances, be required to purchase or replace such loans. Absent such breaches, the Company has no obligation to repurchase or replace any underlying consumer loans that become delinquent or otherwise default. Cash flows collected on the underlying consumer loans are distributed to service providers to the trust, noteholders, and trust certificate holders in accordance with the contractual priority of payments. In addition, another affiliate of Ellington (the "Administrator"), acts as the administrator for the securitization and is paid a monthly fee for its services.
While the Company retains credit risk in the securitization trust through its beneficial ownership of the most subordinated interests of the securitization trust, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. See Note 9 for further details on the Company’s participation in the multi-seller consumer loan securitization.
Participation in CLO Transactions
In June 2017, the Company and several other affiliates of Ellington (the "CLO I Co-Participants") participated in a CLO securitization transaction (the "CLO I Securitization"), collateralized by corporate loans and sponsored and managed by an affiliate of Ellington (the "CLO Manager"). Pursuant to the CLO I Securitization, a newly formed securitization trust (the "CLO I Issuer") issued various classes of notes totaling $373.6 million in face amount, which were in turn sold to unrelated third parties and the CLO I Co-Participants. The notes issued by the CLO Issuer are backed by the cash flows from the underlying corporate loans, including loans that will be purchased during the reinvestment period, which is expected to end in July 2019.
The Company and one CLO I Co-Participant transferred corporate loans with a fair value of approximately $62.0 million and $141.7 million, respectively, to the CLO I Issuer in exchange for cash. The Company has no obligation to repurchase or replace securitized corporate loans that subsequently become delinquent or are otherwise in default, and the transfer by the Company was accounted for as a sale in accordance with ASC 860-10. As a result of the sale, the Company recognized a realized gain in the amount of $0.2 million.
The Company and each of the CLO I Co-Participants purchased various classes of subordinated notes issued by the CLO I Issuer. In addition, the Company and the CLO I Co-Participants also funded a newly formed entity (the "Risk Retention Vehicle") to purchase approximately 25% of the unsecured subordinated notes issued by the CLO I Issuer, in order to comply with risk retention rules (the "Risk Retention Rules") under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as described below.
The Company purchased a total of $36.6 million face amount of secured and unsecured subordinated notes for an aggregate purchase price of $35.9 million. The Company subsequently sold some of these notes, and as of December 31, 2017 the Company's remaining investment in these notes had an aggregate fair value of $24.3 million, and is included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations. In addition to these investments, the Company holds an approximate 25% ownership interest in the Risk Retention Vehicle, with a fair value of $5.0 million, as of December 31, 2017, and is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
Pursuant to the CLO I Securitization, the cash flows from the underlying loans are applied in accordance with the contractual priority of payments.
Under the Risk Retention Rules, securitization sponsors are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets. The unsecured subordinated notes purchased by the Risk Retention Vehicle represent approximately 6% of the economic interest in the credit risk of the underlying corporate loans. While the Risk Retention Vehicle is generally required under the Risk Retention Rules to hold its investment in the CLO I Issuer for a specified minimum amount of time, the Company is not required to hold its investment in the Risk Retention Vehicle for such minimum period. The CLO Manager has full and exclusive management and control of the business of the Risk Retention Vehicle and is required to hold its investment in the Risk Retention Vehicle for the specified minimum amount of time under the Risk Retention Rules.
The Company does not retain control of the assets nor does it have the power to direct the activities of either the CLO I Issuer or the Risk Retention Vehicle that most significantly impact each entity's economic performance.
In December 2017, Ellington priced another CLO securitization (the "CLO II Securitization"). Participants in the CLO II Securitization include Ellington, the Company, several other affiliates of Ellington, and several third parties (the "CLO II Co-Participants"). This transaction closed in January 2018 and while certain details differ, it is structured similarly to the CLO I Securitization which closed in June 2017. The Company and each of the CLO II Co-Participants purchased various classes of notes issued by the CLO II Issuer. In accordance with the Company's accounting policy for recording investment transactions, these purchases were recorded on the trade date (CLO pricing date) rather than the closing date.

The Company purchased a total of $18.2 million face amount of secured senior and secured and unsecured subordinated notes for an aggregate purchase price of $16.6 million. The Company subsequently sold the senior notes, and as of December 31, 2017 the Company's remaining investment in the subordinated notes had an aggregate fair value of $13.4 million, and is included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations. Pursuant to the CLO II Securitization, the cash flows from the underlying loans are applied in accordance with the contractual priority of payments. Upon the closing of the transaction in January 2018, the Company will purchase an interest in the associated risk retention vehicle, which was formed in order for the CLO transaction to comply with the Risk Retention Rules. Prior to the CLO pricing date, the Company along with certain other CLO II Co-Participants that are also affiliates of Ellington advanced funds (in the form of loans) to the CLO II Issuer to enable it to establish a warehouse facility for the purpose of acquiring assets for the securitization. The CLO II Issuer will repay these loans upon the closing of the CLO transaction. As of December 31, 2017, the Company's loan receivable from the CLO II Issuer was in the amount of $16.9 million and is included on the Consolidated Statement of Assets, Liabilities and Equity in Other assets.
The Company does not have the power to direct the activities of the CLO II Issuer that most significantly impact its economic performance.
See Note 9 for further details on the Company’s participation in CLO transactions.
Residential Loan Securitization
In November 2017, the Company, through its wholly owned subsidiary, Ellington Financial REIT TRS LLC (the "Sponsor"), sponsored a $141.2 million securitization of non-QM loans. The Sponsor transferred $141.2 million of non-QM loans to a wholly owned, newly created entity (the "Depositor") and on November 15, 2017 (the "Closing Date") such loans were deposited into a newly created securitization trust (the "Issuing Entity"). Pursuant to the securitization, the Issuing Entity issued various classes of mortgage pass-through certificates (the "Certificates") totaling $141.2 million in face amount and which are backed by the cash flows from the underlying non-QM loans. In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value equal to 5.1% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $0.7 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.
The Certificates have a final scheduled distribution date of October 25, 2047. However, the Depositor may, at its sole option, purchase all of the outstanding Certificates (the "Optional Redemption") following the earlier of (1) the two year anniversary of the Closing Date or (2) the date on which the aggregate stated principal balance of the underlying non-QM loans has declined below 30% of the aggregate stated principal balance of the underlying non-QM loans as of October 1, 2017. The purchase price that the Depositor is required to pay in connection with the Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. In light of this Optional Redemption right held by the Depositor, the transfer of non-QM loans to the Issuing Entity does not qualify as a sale under ASC 860, Transfers and Servicing.
In the event that certain breaches of representations or warranties are discovered with respect to any underlying non-QM loans, the Company could be required to repurchase or replace such loans.
The Sponsor also serves as the servicing administrator and as such, is entitled to receive a monthly fee equal to one-twelfth of the product of (a) 0.03% and (b) the stated principal balance of the non-QM loans as of the first day of the related due period. The Sponsor in its role as servicing administrator provides direction and consent to the third-party servicer for certain loss mitigation activities. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.
In light of the Company’s retained interests in the securitization, together with the Optional Redemption right and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities, the Issuing Entity is deemed to be an extension of the Company's business. The non-QM loans held by the Issuing Entity are included on the Consolidated Condensed Schedule of Investments in Mortgage Loans. Interest income from these loans and the expenses related to the servicing of these loans are included in Interest income and Other investment related expenses—Servicing expense, respectively, on the Consolidated Statement of Operations.
The Issuing Entity meets the definition of a CFE as defined in Note 2, and as a result the assets of the Issuing Entity have been valued using the fair value of the liabilities of the Issuing Entity, as such liabilities have been assessed to be more observable than such assets.

The debt of the Issuing Entity is included in Other secured borrowings, at fair value on the Consolidated Statement of Assets, Liabilities, and Equity and is shown net of the Certificates held by the Company.
The following table details the assets and liabilities of the consolidated securitization trust included in the Company’s Consolidated Statement of Assets, Liabilities, and Equity as of December 31, 2017 and 2016:

	As of
(In thousands)	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$333	$—
Investments, at fair value	132,424	—
Liabilities:
Interest and dividends payable	333	—
Other secured borrowings, at fair value	125,105	—
7. Borrowings
Secured Borrowings
The Company's secured borrowings consist of reverse repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of December 31, 2017 and 2016, the Company's total secured borrowings were $1.392 billion and $1.058 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with twenty-three and twenty-one counterparties as of December 31, 2017 and 2016, respectively.
At December 31, 2017, approximately 19% of open reverse repurchase agreements were with one counterparty. As of December 31, 2016, there was no counterparty that held 15% or more of the Company's outstanding reverse repurchase agreements. As of December 31, 2017 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 2 days to 1094 days and from 3 days to 320 days as of December 31, 2016. Interest rates on the Company's open reverse repurchase agreements ranged from (1.25)% to 4.94% as of December 31, 2017 and from 0.60% to 3.76% as of December 31, 2016.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS, Credit assets (which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and U.S. Treasury securities, by remaining maturity as of December 31, 2017 and 2016:

(In thousands)	December 31, 2017			December 31, 2016
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$287,014	1.43%	15	$405,725	0.83%	18
31-60 Days	264,058	1.47%	46	195,288	0.94%	45
61-90 Days	277,950	1.63%	74	149,965	0.97%	74
91-120 Days	—	—%	—	8,240	0.83%	102
121-150 Days	—	—%	—	11,798	0.96%	131
151-180 Days	602	2.56%	158	19,296	1.05%	164
Total Agency RMBS	829,624	1.51%	44	790,312	0.89%	41
Credit:
30 Days or Less	37,433	2.61%	13	94,849	2.55%	16
31-60 Days	132,201	2.44%	49	26,974	2.36%	47
61-90 Days	130,875	2.75%	77	41,522	2.43%	77
91-120 Days	—	—%	—	10,084	2.91%	97
121-150 Days	8,551	3.79%	128	1,239	2.73%	124
151-180 Days	8,300	3.40%	164	12,616	3.17%	165
181-360 Days	5,090	3.59%	280	50,557	3.46%	316
> 360 Days	56,944	4.94%	1094	—	—%	—
Total Credit Assets	379,394	3.00%	219	237,841	2.75%	105
U.S. Treasury Securities:
30 Days or Less	297	1.70%	2	5,428	0.91%	4
Total U.S. Treasury Securities	297	1.70%	2	5,428	0.91%	4
Total	$1,209,315	1.98%	99	$1,033,581	1.32%	56
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2017 and 2016, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.41 billion and $1.15 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2017 include investments in the amount of $10.6 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $18.6 million and additional securities with a fair value of $1.3 million as of December 31, 2017 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2016 include investments in the amount of $33.4 million that were sold prior to year end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $39.2 million and additional securities with a fair value of $2.7 million as of December 31, 2016 as a result of margin calls from various counterparties.
As of December 31, 2017 and 2016 there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
The Company was a party to various securitization transactions, which were accounted for as collateralized borrowings, to finance certain of its commercial mortgage loans and REO. As of December 31, 2016, the Company had outstanding borrowings in the amount of $24.1 million in connection with one such securitization, which is included under the caption

Other secured borrowings on the Company's Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2016, the fair value of commercial mortgage loans and REO collateralizing this borrowing was $42.0 million. This securitization was terminated in December 2017, upon which the Company immediately entered into a reverse repurchase agreement with the same counterparty to finance certain of its commercial mortgage loans and REO. See Note 9, Related Party Transactions, for further information on the Company's secured borrowings.
In December 2017, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2019 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of December 31, 2017, the Company had outstanding borrowings under this facility in the amount of $57.9 million which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.34% as of December 31, 2017. As of December 31, 2017, the fair value of unsecured loans collateralizing this borrowing was $89.7 million.
In November 2017, the Company completed a securitization transaction, as discussed in Note 6, whereby it financed a portfolio of non-QM loans. As of December 31, 2017 the fair value of the Company’s outstanding liability associated with this securitization transaction was $125.1 million, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on Company's Consolidated Statement of Assets, Liabilities, and Equity in Other Secured Borrowings, at fair value. The weighted average coupon on the Certificates held by third parties was 2.89% as of December 31, 2017. As of December 31, 2017, the fair value of non-QM loans held in the securitization trust was $132.4 million.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of Senior Notes. The total net proceeds to the Company from the issuance of the Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Senior Notes bear an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Senior Notes. Interest on the Senior notes is payable semi-annually in arrears on March 1 and September 1 of each year, with the first interest payment date on March 1, 2018. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of December 31, 2017 the Company was in compliance with all of its covenants.
The Company amortizes debt issuance costs over the life of the associated debt; the amortized portion of debt issuance costs is included in Interest expense on the Consolidated Statement of Operations. The Senior Notes have an effective interest rate of 5.55%, inclusive of debt issuance costs.
The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of December 31, 2017:

Year	Reverse Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
2018	1,152,371	42,409	—	1,194,780
2019	—	140,608	—	140,608
2020	56,944	—	—	56,944
2021	—	—	—	—
2022	—	—	86,000	86,000
Total	$1,209,315	$183,017	$86,000	$1,478,332

(1)	Reflects the Company's contractual principal repayment dates.

(2)	Reflects the Company's expected principal repayment dates.
8. Income Taxes
The Company has certain subsidiaries that have elected to be treated as corporations for U.S. federal income tax purposes. As of December 31, 2017 one such subsidiary had a deferred tax asset, resulting from a net operating loss carryforward, which was fully reserved through a valuation allowance. As of December 31, 2017, the deferred tax asset and the valuation allowance were valued at $4.0 million and $(4.0) million, respectively. New tax reform legislation enacted in late 2017 reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. This had the effect of reducing both the deferred tax asset and the valuation allowance from their values prior to the enactment.
9. Related Party Transactions
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
Summary information—For the years ended December 31, 2017, 2016, and 2015, the total base management fee incurred, net of fee rebates, was $9.1 million, $10.1 million, and $11.5 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2017, there was no Loss Carryforward.
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
Summary information—The Company did not incur any expense for incentive fees for either of the years ended December 31, 2017, 2016, and 2015, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the years ended December 31, 2017, 2016, and 2015, the Company reimbursed the Manager $6.4 million, $6.5 million, and $5.1 million, respectively, for previously incurred operating and compensation expenses.

Equity Investments in Certain Mortgage Originators
As of December 31, 2017, the mortgage originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15.00% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date the Company purchases the related residential mortgage loans from the mortgage originator. As of December 31, 2017, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 17, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
In connection with another mortgage originator in which the Company holds an equity interest, the Company has certain obligations with respect to this mortgage originator. See Note 17, Commitments and Contingencies, for further information on such obligations.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company has investments in participation certificates related to consumer loans titled in the name of a related party of Ellington. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows, was $11.7 million and $7.6 million as of December 31, 2017 and 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the year ended December 31, 2017, the Company purchased loans under these agreements with an aggregate principal balance of $102.6 million. As of December 31, 2017, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $163.3 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $114.5 million and $43.2 million as of December 31, 2017 and 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, was $183.1 million and $86.0 million as of December 31, 2017 and 2016, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.
The Company is a co-investor in certain small balance commercial loans with two other investors, including an unrelated third party and an affiliate of Ellington. These loans are held in a consolidated subsidiary of the Company. As of December 31,

2017, the aggregate fair value of these loans was $27.9 million and the non-controlling interests held by the unrelated third party and the Ellington affiliate were $1.8 million and $5.3 million, respectively.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with certain other entities managed by Ellington (the "Affiliated Entities") in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the Affiliated Entities, respectively (the "SBC Assets").
In connection with the financing of the SBC Assets, each of the Company and the Affiliated Entities transferred their respective SBC Assets to a jointly owned entity (the "Jointly Owned Entity"), which in turn transferred these assets to a securitization trust. While the Company's SBC Assets were transferred to the securitization trust, the Company's SBC Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its SBC Assets. The Company's portion of the total debt outstanding as of December 31, 2016 was $24.1 million, and is included under the caption Other secured borrowings on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The facility was terminated in December 2017 and replaced by a reverse repurchase agreement involving the same counterparty.
In December 2017 the Company and the Affiliated Entities, together with the Jointly Owned Entity, terminated the securitization trust financing facility, and entered into amended agreements involving the same counterparty, a global financial institution, to facilitate the financing of the SBC Assets under a reverse repurchase agreement. In connection with this financing, the Company and the Affiliated Entities collectively transferred additional SBC Assets, not previously financed, to the Jointly Owned Entity. As of December 31, 2017, the Jointly Owned Entity has outstanding issued debt under the reverse repurchase agreement in the amount of $106.6 million. The Company's portion of this debt as of December 31, 2017 was $56.9 million and is included under the caption Reverse repurchase agreements on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent that there is a default under the reverse repurchase agreement, all of the assets of the Jointly Owned Entity, including those beneficially owned by any non-defaulting owners of the Jointly Owned Entity could be used to satisfy the outstanding obligations under the reverse repurchase agreement. As of December 31, 2017, no party to the reverse repurchase agreement was in default. In connection with this financing as of December 31, 2017 there was a receivable from the Jointly Owned Entity in the amount of $23.4 million which is included in Other assets on the Company's Consolidated Statement of Assets, Liabilities, and Equity.
Multi-Seller Consumer Loan Securitization
In December 2016, in order to facilitate the financing of the Company's share of the subordinated note held by the Acquiror, the Company entered into a repurchase agreement with the Acquiror (the "Acquiror Repurchase Agreement") whereby the Company's share of the subordinated note held by the Acquiror was transferred to the Company as collateral under the Acquiror Repurchase Agreement. The Company then re-hypothecated this collateral to a third-party lending institution pursuant to a reverse repurchase agreement (the "Reverse Agreement"). The Acquiror Repurchase Agreement is included on the Company's Consolidated Statement of Assets, Liabilities and Equity under the caption, Repurchase agreements, at fair value and on its Consolidated Condensed Schedule of Investments. The Company's obligation under the Reverse Agreement is included on its Consolidated Statement of Assets, Liabilities and Equity under the caption, Reverse repurchase agreements. As of December 31, 2017 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $5.7 million and the fair value of the related collateral was $9.4 million. See Note 6 for details on the Company's participation in a multi-seller consumer loan securitization. See Note 6 for details of the Company's participation in the multi-seller consumer loan securitization.
Participation in CLO Transactions
As discussed in Note 6, in June 2017 and again in December 2017, the Company participated in securitization transactions, sponsored and managed by the CLO Manager. The CLO Co-Participants, certain CLO II Co-Participants, and the CLO Manager are deemed to be related parties of the Company.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO I Issuer and the CLO II Issuer (the "CLO Issuers") and the CLO Manager. In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each of the CLO Issuers to the CLO Manager that is allocable to the Company's participating interest in the unsecured subordinated notes issued by each of the CLO Issuers. For the year ended December 31, 2017, the amount of such fee rebates was $0.3 million.

10. Long-Term Incentive Plan Units
LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units issued under the Company's incentive plans for each of the years ended December 31, 2017, 2016, and 2015 was $0.4 million.
On September 12, 2017, The Company's Board of Directors authorized the issuance of 10,002 LTIP Units to its independent directors pursuant to the Company's 2017 Equity Incentive Plan. These LTIP Units will vest and become non-forfeitable on September 11, 2018.
On December 12, 2017, the Company's Board of Directors authorized the issuance of 14,419 LTIP Units to certain of its partially dedicated employees pursuant to the Company's 2017 Equity Incentive Plan. These LTIP Units will vest and become non-forfeitable on December 12, 2018 with respect to 8,533 LTIP Units and December 12, 2019 with respect to 5,886 LTIP Units.
The below table details on the Company's unvested LTIP Units as of December 31, 2017:

Grant Recipient	Number of LTIP Units Granted	Grant Date	Vesting Date(1)
Independent directors:
	10,002	September 12, 2017	September 11, 2018
Partially dedicated employees:
	8,533	December 12, 2017	December 12, 2018
	5,886	December 12, 2017	December 12, 2019
	5,583	December 13, 2016	December 13, 2018
Total unvested LTIP Units at December 31, 2017	30,004

(1)	Date at which such LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	375,000	94,539	469,539	375,000	74,938	449,938	375,000	54,314	429,314
Granted	—	24,421	24,421	—	22,076	22,076	—	22,571	22,571
Exercised	—	(2,801)	(2,801)	—	(2,475)	(2,475)	—	(1,947)	(1,947)
LTIP Units Outstanding (12/31/2017, 12/31/2016, and 12/31/2015, respectively)	375,000	116,159	491,159	375,000	94,539	469,539	375,000	74,938	449,938
LTIP Units Vested and Outstanding (12/31/2017, 12/31/2016, and 12/31/2015, respectively)	375,000	86,155	461,155	375,000	65,828	440,828	375,000	46,120	421,120
As of December 31, 2017, there were an aggregate of 1,907,769 common shares underlying awards, including LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
11. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of December 31, 2017, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.7% in the Operating Partnership. As of December 31, 2017 and 2016 non-controlling interest related to the outstanding 212,000 OP Units was $4.0 million and $4.1 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in these subsidiaries on a pari passu basis with the Company at a predetermined percentage, and therefore participate in all income, expense, gains and losses of such subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2017 and 2016 these joint venture partners' interests in subsidiaries of the Company were $16.7 million and $3.0 million, respectively.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
12. Common Share Capitalization
During the years ended December 31, 2017, 2016, and 2015, the Board of Directors authorized dividends totaling $1.76 per share, $1.95 per share, and $2.45 per share, respectively. Total dividends paid during the years ended December 31, 2017, 2016, and 2015 were $57.6 million, $65.1 million, and $83.5 million respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Common Shares Outstanding (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	32,294,703	33,126,012	33,449,678
Share Activity:
Shares repurchased	(961,566)	(833,784)	(325,613)
Director LTIP Units exercised	2,801	2,475	1,947
Common Shares Outstanding (12/31/2017, 12/31/2016, and 12/31/2015, respectively)	31,335,938	32,294,703	33,126,012
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of December 31, 2017, 2016, and 2015, the Company's issued and outstanding common shares would increase to 32,039,097 shares, 32,976,242 shares, and 33,787,950 shares, respectively.
On March 6, 2017, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.7 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program supersedes the program that was previously adopted on August 3, 2015. During the year ended December 31, 2017, the Company repurchased 961,566 shares at an average price per share of $15.23 and a total cost of $14.6 million.

13. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Year Ended December 31,
	2017	2016	2015
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$33,981	$(16,007)	$38,089
Add: Net increase (decrease) in equity resulting from operations attributable to the participating non-controlling interest(1)	221	(101)	239
Net increase (decrease) in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interest	34,202	(16,108)	38,328
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	33,487	(15,789)	37,604
Net increase (decrease) in shareholders' equity resulting from operations– LTIP Units	494	(218)	485
Dividends Paid(2):
Common shareholders	(56,434)	(63,855)	(81,886)
LTIP Unit holders	(829)	(880)	(1,054)
Non-controlling interest	(373)	(413)	(520)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interest	(57,636)	(65,148)	(83,460)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(22,947)	(79,644)	(44,282)
LTIP Unit holders	(335)	(1,098)	(569)
Non-controlling interest	(152)	(514)	(281)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interest	$(23,434)	$(81,256)	$(45,132)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	32,062,091	32,758,050	33,422,053
Weighted average participating LTIP Units	472,527	452,436	431,640
Weighted average non-controlling interest units	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$1.76	$1.95	$2.45
Undistributed (Distributed in excess of)	(0.72)	(2.43)	(1.32)
	$1.04	$(0.48)	$1.13
Diluted earnings per common share:
Distributed	$1.76	$1.95	$2.45
Undistributed (Distributed in excess of)	(0.72)	(2.43)	(1.32)
	$1.04	$(0.48)	$1.13

(1)
For the years ended December 31, 2017, 2016, and 2015, excludes net increase in equity resulting from operations of $1.8 million, $0.4 million, and $0.1 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 11.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
14. Counterparty Risk
As of December 31, 2017, investments with an aggregate value of approximately $1.41 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $10.6 million that were sold prior to period end but for which such sale had not yet settled as of December 31, 2017.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.41 billion in collateral for various reverse repurchase agreements as of December 31, 2017. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $61.3 million were held in custody at the Bank of New York Mellon Corporation as of December 31, 2017.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	18%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of December 31, 2017:

Dealer	% of Total Due from Brokers
Morgan Stanley	35%
BNP Paribas Securities Corp.	24%
J.P. Morgan Securities LLC	17%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of December 31, 2017:

Dealer	% of Total Receivable for Securities Sold
Bank of America Securities	28%
Nomura Securities International Inc.	26%
In addition, the Company held cash and cash equivalents of $47.2 million and $123.3 million as of December 31, 2017 and 2016, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	December 31, 2017	December 31, 2016
BlackRock Liquidity Funds FedFund Portfolio	56%	41%
Bank of New York Mellon Corporation	37%	27%
Deutsche Bank Securities	5%	—%
Bank of America Securities	2%	—%
Goldman Sachs Financial Square Funds—Government Fund	—%	16%
Morgan Stanley Institutional Liquidity Fund—Government Portfolio	—%	16%
15. Restricted Cash
The Company is required to maintain certain cash balances with counterparties and/or unrelated third parties for various activities and transactions.
In connection with a letter of credit with a mortgage originator in which the Company holds an equity interest, funds were deposited into an account for the benefit of the mortgage originator. This letter of credit was terminated in April 2017. Additionally, the Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. The Company is also required to maintain specific minimum cash balances in connection with certain regulated subsidiaries, including its subsidiary that holds various state mortgage origination licenses.
The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
	(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250	$250
Letter of credit	—	230
Flow consumer loan purchase and sale agreement	175	175
Total	$425	$655

16. Offsetting of Assets and Liabilities
The Company records financial instruments at fair value as described in Note 2. All financial instruments are recorded on a gross basis on the Consolidated Statement of Assets, Liabilities, and Equity. In connection with the vast majority of its derivative, repurchase and reverse repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, and repurchase and reverse repurchase agreements.
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2017 and 2016. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$28,165	$(18,708)	$—	$(1,720)	$7,737
Repurchase agreements	155,949	(155,949)	—	—	—
Liabilities
Financial derivatives–liabilities	(36,273)	18,708	—	17,565	—
Reverse repurchase agreements	(1,209,315)	155,949	1,034,808	18,558	—
December 31, 2016:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$35,595	$(15,082)	$—	$(7,933)	$12,580
Repurchase agreements	184,819	(184,819)	—	—	—
Liabilities
Financial derivatives–liabilities	(18,687)	15,082	—	3,574	(31)
Reverse repurchase agreements	(1,033,581)	184,819	809,573	39,189	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of December 31, 2017 and 2016 were $1.41 billion and $1.16 billion, respectively. As of December 31, 2017 and 2016, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $6.4 million and $14.9 million, respectively. As of December 31, 2017 and 2016, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $16.6 million and $14.8 million, respectively.

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

17. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations,

warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company has no liabilities recorded for these agreements as of December 31, 2017 and 2016.
Commitments and Contingencies Related to Investments in Mortgage Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 9, Related Party Transactions, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage originator under master repurchase agreements. The Company's maximum guarantees are capped at $30.0 million. As of December 31, 2017 the mortgage originator had $21.2 million outstanding borrowings under these agreements guaranteed by the Company. The Company's obligation under these arrangements are deemed to be guarantees under ASC 460-10 and are carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2017 the estimated fair value of such guarantees was zero.
As of December 31, 2017, in connection with its equity investment in another mortgage originator as referenced in Note 9, Related Party Transactions, the Company had a commitment to invest an additional $2.5 million.
18. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Year Ended December 31,
	2017	2016	2015
Beginning Shareholders' Equity Per Share (12/31/2016, 12/31/2015, and 12/31/2014, respectively)	$19.75	$22.10	$23.38
Net Investment Income	1.10	1.09	1.98
Net Realized/Unrealized Gains (Losses)	0.02	(1.57)	(0.83)
Results of Operations Attributable to Equity	1.12	(0.48)	1.15
Less: Results of Operations Attributable to Non-controlling Interests	(0.06)	(0.01)	(0.01)
Results of Operations Attributable to Shareholders' Equity(1)	1.06	(0.49)	1.14
Dividends Paid to Common Shareholders	(1.76)	(1.95)	(2.45)
Weighted Average Share Impact on Dividends Paid (2)	(0.04)	(0.04)	(0.05)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.14	0.13	0.08
Ending Shareholders' Equity Per Share (12/31/2017, 12/31/2016, and 12/31/2015, respectively)(3)	$19.15	$19.75	$22.10
Shares Outstanding, end of period	31,335,938	32,294,703	33,126,012

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)
If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of December 31, 2017, 2016, and 2015, shareholders' equity per share would be $18.85, $19.46, and $21.80, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Year Ended December 31,
	2017	2016	2015
Total Return	6.14%	(1.83)%	5.14%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the years ended December 31, 2017, 2016, and 2015, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 4.35%, 3.50%, and (4.56)%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Year Ended December 31,
	2017	2016	2015
Net Investment Income	5.51%	5.22%	8.59%

(1)	Average equity is calculated using month end values.
Expense Ratios to Average Equity: (1)

	Year Ended December 31,
	2017	2016	2015
Operating expenses, before interest expense and other investment related expenses	(2.81)%	(2.93)%	(2.69)%
Interest expense and other investment related expenses	(6.41)%	(3.56)%	(2.30)%
Total Expenses	(9.22)%	(6.49)%	(4.99)%

(1)	Average equity is calculated using month end values.

19. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the years ended December 31, 2017 and 2016.

	Three Month Period Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$22,886	$21,788	$21,145	$23,810
Other income	939	872	1,232	1,288
Total investment income	23,825	22,660	22,377	25,098
EXPENSES
Base management fee to affiliate(1)	2,410	2,372	2,161	2,113
Interest expense	6,003	7,625	8,166	9,326
Other investment related expenses	1,521	2,058	1,908	4,267
Other operating expenses	2,116	2,173	2,240	2,333
Total expenses	12,050	14,228	14,475	18,039
NET INVESTMENT INCOME	11,775	8,432	7,902	7,059
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	(831)	(5,347)	1,205	(5,831)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	4,786	2,356	(2,512)	6,970
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	3,955	(2,991)	(1,307)	1,139
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	15,730	5,441	6,595	8,198
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	452	377	400	754
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$15,278	$5,064	$6,195	$7,444
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted(2)	$0.47	$0.16	$0.19	$0.23

(1)
Net of management fee rebate of $0.2 million for the each of the three month periods ended September 30, 2017 and December 31, 2017, respectively. See Note 9 for further details on management fee rebates.

(2)
For the year ended December 31, 2017 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 13) as a result of changes in shares during the year due to repurchases of common share, as EPS is calculated using average shares outstanding during the period.

	Three Month Period Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income	$20,427	$18,990	$16,662	$18,265
Other income	1,668	1,024	807	2,342
Total investment income	22,095	20,014	17,469	20,607
EXPENSES
Base management fee to affiliate	2,611	2,553	2,485	2,416
Interest expense	3,468	4,234	4,143	4,461
Other investment related expenses	1,749	2,191	2,068	2,062
Other operating expenses	2,445	2,515	2,379	2,640
Total expenses	10,273	11,493	11,075	11,579
NET INVESTMENT INCOME	11,822	8,521	6,394	9,028
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	(11,940)	(2,331)	(23,020)	(2,242)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	(23,068)	(1,188)	17,176	(4,854)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	(35,008)	(3,519)	(5,844)	(7,096)
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	(23,186)	5,002	550	1,932
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	14	17	34	240
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$(23,200)	$4,985	$516	$1,692
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$(0.69)	$0.15	$0.02	$0.05
20. Subsequent Events
On February 6, 2018, the Company's Board of Directors approved a dividend for the fourth quarter of 2017 in the amount of $0.41 per share payable on March 15, 2018 to shareholders of record as of March 1, 2018.
In addition, on February 6, 2018, the Company's Board of Directors also approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program supersedes the previous program that was approved on March 6, 2017. From the adoption of the program on February 6, 2018 through March 9, 2018, the Company has repurchased 371,705 shares for an aggregate cost of $5.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company's internal control over financial reporting. This report appears on page 88 of this Annual Report on Form 10-K.
Item 9B. Other Information
Additional Material U.S. Federal Income Tax Considerations
The information set forth in Exhibit 99.1 hereto and incorporated by reference herein is a summary of certain additional material U.S. federal income tax considerations with respect to the ownership of our common shares and preferred shares. The information filed herewith as Exhibit 99.1 supplements and should be read together with "Material U.S. Federal Income Tax Considerations" in the base prospectus dated June 15, 2017, which is included in and forms a part of our registration statement on Form S-3 (No. 333-218371).
Amended and Restated Management Agreement
On March 13, 2018, the Company, for itself and on behalf of each of the Company's current and future subsidiaries, Ellington Financial Operating Partnership LLC, and Ellington Financial Management LLC (the "Manager") entered into the

Seventh Amended and Restated Management Agreement (the "Amended Management Agreement"). The Amended Management Agreement was amended to allow a majority of the independent members of the Board of Directors to waive potential fee reductions in specified circumstances. The Amended Management Agreement amends, restates, and supersedes in all respects that certain Sixth Amended and Restated Management Agreement between the Company and the Manager, dated as of November 3, 2015.
A copy of the Amended Management Agreement is filed as Exhibit 10.1 hereto and incorporated herein by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2018 annual shareholders' meeting.

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
3.1
Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on November 3, 2009, as amended)

3.2
First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011)

3.3
Second Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2017)

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

4.2
Indenture, dated as of August 18, 2017, between Ellington Financial LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to the Current Report on Form 8-K filed on August 22, 2017)

4.3	Form of Ellington Financial LLC’s 5.25% Senior Notes due 2022 (included in Exhibit 4.2 and incorporated by reference to the Current Report on Form 8-K filed on August 22, 2017)

4.4
Registration Rights Agreement, dated as of August 18, 2017, between Ellington Financial LLC and Sandler O'Neill & Partners, L.P., as representative of the initial purchasers (incorporated by reference to the Current Report on Form 8-K filed on August 22, 2017)

10.1	Seventh Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2018

10.2
Sixth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of November 3, 2015 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.3
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.4†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.6†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.7†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.9†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.10†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

Exhibit	Description
(continued)
10.11	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Additional Material U.S. Federal Income Tax Considerations

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL LLC.
Date:	March 15, 2018	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
We, the undersigned officers and directors of Ellington Financial LLC, hereby severally constitute Laurence Penn, Daniel Margolis, Jason Frank and Lisa Mumford, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Ellington Financial LLC to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2018
LAURENCE PENN

/s/ LISA MUMFORD	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018
LISA MUMFORD

/s/ MICHAEL W. VRANOS	Director	March 15, 2018
MICHAEL W. VRANOS

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 15, 2018
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Director	March 15, 2018
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 15, 2018
EDWARD RESENDEZ

EXHIBIT INDEX

Exhibit	Description
3.1
Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on November 3, 2009, as amended)

3.2
First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011)

3.3
Second Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2017)

4.1	Form of Common Share Certificate of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on July 14, 2009, as amended)

4.2
Indenture, dated as of August 18, 2017, between Ellington Financial LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to the Current Report on Form 8-K filed on August 22, 2017)

4.3	Form of Ellington Financial LLC’s 5.25% Senior Notes due 2022 (included in Exhibit 4.2 and incorporated by reference to the Current Report on Form 8-K filed on August 22, 2017)

4.4
Registration Rights Agreement, dated as of August 18, 2017, between Ellington Financial LLC and Sandler O'Neill & Partners, L.P., as representative of the initial purchasers (incorporated by reference to the Current Report on Form 8-K filed on August 22, 2017)

10.1	Seventh Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2018

10.2
Sixth Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of November 3, 2015 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.3
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.4†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.6†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.7†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.9†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.10†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.11	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit	Description
(continued)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Additional Material U.S. Federal Income Tax Considerations

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Compensatory plan or arrangement.