Form 10-Q
period 2018-03-31
Ellington Financial LLC
filed 2018-05-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common Shares Representing Limited Liability Company Interests, no par value	30,184,052

ELLINGTON FINANCIAL LLC

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	March 31, 2018	December 31, 2017
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$25,715	$47,233
Restricted cash	425	425
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $2,347,459 and $2,071,754)	2,343,738	2,071,707
Financial derivatives–assets, at fair value (Net cost – $25,391 and $31,474)	30,038	28,165
Repurchase agreements, at fair value (Cost – $132,730 and $155,109)	132,538	155,949
Total investments, financial derivatives, and repurchase agreements	2,506,314	2,255,821
Due from brokers	95,549	140,404
Receivable for securities sold and financial derivatives	522,126	476,000
Interest and principal receivable	32,488	29,688
Other assets	13,729	43,770
Total Assets	$3,196,346	$2,993,341
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $687,783 and $640,202)	$691,962	$642,240
Financial derivatives–liabilities, at fair value (Net proceeds – $22,202 and $27,463)	34,925	36,273
Total investments and financial derivatives	726,887	678,513
Reverse repurchase agreements	1,330,943	1,209,315
Due to brokers	21,054	1,721
Payable for securities purchased and financial derivatives	225,519	202,703
Other secured borrowings (Proceeds – $71,880 and $57,909)	71,880	57,909
Other secured borrowings, at fair value (Proceeds – $114,559 and $125,105)	113,775	125,105
Senior notes, net	84,837	84,771
Accounts payable and accrued expenses	3,876	3,885
Base management fee payable to affiliate	1,978	2,113
Interest and dividends payable	5,168	5,904
Other liabilities	479	441
Total Liabilities	2,586,396	2,372,380
EQUITY	609,950	620,961
TOTAL LIABILITIES AND EQUITY	$3,196,346	$2,993,341
Commitments and contingencies (Note 17)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(30,392,041 and 31,335,938 shares issued and outstanding)	$584,005	$589,722
Additional paid-in capital – Long term incentive plan units	10,469	10,377
Total Shareholders' Equity	594,474	600,099
Non-controlling interests	15,476	20,862
Total Equity	$609,950	$620,961
PER SHARE INFORMATION:
Common shares	$19.56	$19.15

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (0.22%) (a) (b)
North America
Funds
$1,348	Various	1.55% - 1.61%		$1,348
Total Cash Equivalents—Money Market Funds (Cost $1,348)				$1,348

Long Investments (384.25%) (a) (b) (ad)
Mortgage-Backed Securities (236.69%)
Agency Securities (183.88%) (c)
Fixed Rate Agency Securities (170.09%)
Principal and Interest - Fixed Rate Agency Securities (136.19%)
North America
Mortgage-related—Residential
$138,722	Federal National Mortgage Association Pools (30 Year)	4.00%	9/39 - 3/48	$143,229
116,328	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	11/41 - 3/48	120,065
96,173	Federal National Mortgage Association Pools (30 Year)	3.50%	9/42 - 2/48	96,783
75,488	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 3/48	79,727
65,694	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 4/48	69,290
62,193	Government National Mortgage Association Pools (30 Year)	4.00%	7/45 - 4/48	64,185
49,623	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 3/32	50,828
40,079	Government National Mortgage Association Pools (30 Year)	3.50%	12/42 - 2/48	40,418
28,596	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 11/44	30,711
25,588	Government National Mortgage Association Pools (30 Year)	4.50%	9/46 - 4/48	26,844
21,324	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 3/48	21,491
12,133	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 9/32	12,157
9,129	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 12/32	9,343
8,596	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 9/46	8,661
7,133	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	7,401
5,871	Government National Mortgage Association Pools (30 Year)	5.00%	2/48 - 4/48	6,220
5,184	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	5,549
4,954	Federal National Mortgage Association Pools (Other)	4.00%	6/37 - 12/47	5,078
3,743	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 1/47	3,667
2,894	Government National Mortgage Association Pools (30 Year)	3.75%	7/47	2,936
2,661	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	2,817
2,703	Federal National Mortgage Association Pools (Other)	4.50%	5/41	2,796
2,751	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	2,703
2,552	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	2,702
2,322	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39	2,532
2,480	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	2,482
1,613	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	1,678
1,437	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	1,484
1,200	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	1,346
1,151	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28 - 3/30	1,145
1,012	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,072

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$860	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	5/40	$956
635	Government National Mortgage Association Pools (Other)	3.50%	10/30 - 2/32	630
485	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44	518
470	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33 - 11/38	511
477	Federal National Mortgage Association Pools (Other)	3.50%	4/26	482
148	Government National Mortgage Association Pools (Other)	3.00%	6/30	144
111	Federal National Mortgage Association Pools (30 Year)	3.28%	6/42	108
				830,689
Interest Only - Fixed Rate Agency Securities (2.20%)
North America
Mortgage-related—Residential
20,827	Government National Mortgage Association	4.00%	2/45 - 6/45	3,795
13,447	Federal National Mortgage Association	4.50%	12/20 - 6/44	1,545
5,545	Government National Mortgage Association	6.00%	6/38 - 8/39	1,145
5,161	Government National Mortgage Association	4.50%	2/41 - 7/44	927
3,921	Federal National Mortgage Association	5.50%	10/39	873
4,342	Government National Mortgage Association	5.50%	11/43	771
4,167	Federal Home Loan Mortgage Corporation	3.50%	12/32	619
4,104	Federal National Mortgage Association	4.00%	5/39 - 11/43	618
6,625	Federal Home Loan Mortgage Corporation	5.00%	11/38	570
3,635	Federal National Mortgage Association	5.00%	1/38 - 5/40	529
17,842	Government National Mortgage Association	1.50%	6/40	497
4,741	Federal Home Loan Mortgage Corporation	5.50%	1/39 - 9/39	466
1,921	Federal National Mortgage Association	6.00%	1/40	340
1,609	Federal Home Loan Mortgage Corporation	4.50%	7/43	286
2,577	Federal National Mortgage Association	3.00%	9/41	245
963	Government National Mortgage Association	4.75%	7/40	185
985	Government National Mortgage Association	5.00%	5/37	40
				13,451
TBA - Fixed Rate Agency Securities (31.70%)
North America
Mortgage-related—Residential
80,419	Government National Mortgage Association (30 Year)	4.50%	4/18	83,601
51,448	Government National Mortgage Association (30 Year)	4.00%	4/18	52,883
28,540	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	4/18	28,607
17,070	Government National Mortgage Association (30 Year)	4.50%	5/18	17,726
4,825	Government National Mortgage Association (30 Year)	3.00%	4/18	4,750
3,060	Government National Mortgage Association (30 Year)	5.00%	5/18	3,209
1,660	Federal Home Loan Mortgage Corporation (15 Year)	3.00%	4/18	1,657
890	Government National Mortgage Association (30 Year)	3.50%	4/18	899
				193,332
Total Fixed Rate Agency Securities (Cost $1,055,098)				1,037,472

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (13.79%)
Principal and Interest - Floating Rate Agency Securities (10.67%)
North America
Mortgage-related—Residential
$54,193	Government National Mortgage Association Pools	4.41% - 4.68%	7/61 - 12/67	$57,825
4,710	Federal National Mortgage Association Pools	2.79% - 3.69%	9/35 - 5/45	4,878
2,330	Federal Home Loan Mortgage Corporation Pools	3.49% - 4.72%	6/37 - 5/44	2,392
				65,095
Interest Only - Floating Rate Agency Securities (3.12%)
North America
Mortgage-related—Residential
293,069	Other Government National Mortgage Association	0.40% - 5.01%	3/37 - 10/66	14,352
29,079	Other Federal National Mortgage Association	3.98% - 5.68%	6/33 - 12/41	3,119
10,794	Other Federal Home Loan Mortgage Corporation	4.22% - 4.85%	3/36 - 4/40	1,266
9,253	Resecuritization of Government National Mortgage Association (d)	2.92%	8/60	262
				18,999
Total Floating Rate Agency Securities (Cost $86,175)				84,094
Total Agency Securities (Cost $1,141,273)				1,121,566
Private Label Securities (52.81%)
Principal and Interest - Private Label Securities (51.62%)
North America (28.46%)
Mortgage-related—Residential
222,075	Various	0.00% - 28.37%	5/19 - 7/46	164,667
Mortgage-related—Commercial
39,904	Various	2.31% - 4.25%	8/46 - 11/54	8,920
Total North America (Cost $165,111)				173,587
Europe (23.16%)
Mortgage-related—Residential
148,194	Various	0.00% - 5.50%	6/25 - 12/50	119,791
Mortgage-related—Commercial
33,868	Various	0.37% - 5.05%	10/20 - 8/45	21,500
Total Europe (Cost $132,644)				141,291
Total Principal and Interest - Private Label Securities (Cost $297,755)				314,878
Interest Only - Private Label Securities (1.19%)
North America
Mortgage-related—Residential
35,352	Various	0.00% - 2.00%	12/30 - 9/47	4,518
Mortgage-related—Commercial
37,641	Various	1.25% - 2.00%	3/49 - 12/49	2,746
Total Interest Only - Private Label Securities (Cost $4,956)				7,264

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
$72,556	Various	—%	6/37	$—
Mortgage-related—Commercial
—	Various	—%	7/45 - 12/49	—
Total Other Private Label Securities (Cost $196)				—
Total Private Label Securities (Cost $302,907)				322,142
Total Mortgage-Backed Securities (Cost $1,444,180)				1,443,708
Collateralized Loan Obligations (37.24%)
North America (33.20%) (e)
338,883	Various	0.00% - 10.04%	7/18 - 11/57	202,491
Total North America (Cost $208,654)				202,491
Europe (4.04%)
25,365	Various	3.23% - 7.95%	4/24 - 1/27	24,665
Total Europe (Cost $23,830)				24,665
Total Collateralized Loan Obligations (Cost $232,484)				227,156
Consumer Loans and Asset-backed Securities backed by Consumer Loans (24.34%) (f)
North America (23.37%)
Consumer (g) (h)
159,258	Various	5.31% - 76.50%	4/18 - 3/23	142,511
Total North America (Cost $147,743)				142,511
Europe (0.97%)
Consumer
3,800	Various	—%	8/24 - 12/30	5,911
Total Europe (Cost $1,005)				5,911
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $148,748)				148,422

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (15.12%)
North America (12.82%)
Basic Materials
$8,435	Various	3.55% - 6.88%	1/22 - 3/26	$8,460
Communications
17,388	Various	5.13% - 11.88%	4/20 - 5/22	17,734
Consumer
39,127	Various	2.60% - 10.27%	1/19 - 12/34	39,840
Energy
5,550	Various	4.63% - 9.25%	1/19 - 8/25	5,556
Financial
355	Various	5.00%	8/22	365
Industrial
2,785	Various	3.75% - 5.88%	6/20 - 12/21	2,824
Technology
3,570	Various	3.63% - 4.13%	10/21 - 5/22	3,386
Total North America (Cost $78,315)				78,165
Europe (2.30%)
Consumer
20,754	Various	—%	6/18	52
Financial
13,395	Various	0.00% - 16.00%	10/20 - 11/22	12,853
Industrial
1,145	Various	2.21%	3/21	1,128
Total Europe (Cost $14,401)				14,033
Total Corporate Debt (Cost $92,716)				92,198
Mortgage Loans (57.39%) (f)
North America
Mortgage-related—Commercial (j)
111,903	Various	3.14% - 13.17%	6/18 - 10/37	109,294
Mortgage-related—Residential (k) (m)
242,085	Various	2.00% - 12.27%	6/21 - 8/57	240,781
Total Mortgage Loans (Cost $348,149)				350,075
Real Estate Owned (4.77%) (f) (l)
North America
Real estate-related
5	Single-Family Houses			870
12	Commercial Property			28,240
Total Real Estate Owned (Cost $28,363)				29,110

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Equity Investments (8.34%)
North America (8.34%)
Asset-Backed Securities
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			$9,806
Communications
7	Non-Exchange Traded Corporate Equity			418
Consumer
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			5,907
1,540	Non-Exchange Traded Corporate Equity			6
Diversified
156	Non-Exchange Traded Corporate Equity			2,680
Mortgage-related—Commercial (n)
n/a	Non-Controlling Equity Interest in Limited Liability Company			1,833
Mortgage-related—Residential (n)
23	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			27,401
9,818	Non-Exchange Traded Common Equity Investment in Mortgage Originators			2,814
Total North America (Cost $50,637)				50,865
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Financial
—	Non-Exchange Traded Corporate Equity			4
Total Europe (Cost $4)				4
Total Corporate Equity Investments (Cost $50,641)				50,869
U.S. Treasury Securities (0.36%)
North America
Government
$2,287	U.S. Treasury Note	2.00% - 2.25%	1/21 - 11/27	2,200
Total U.S. Treasury Securities (Cost $2,178)				2,200
Total Long Investments (Cost $2,347,459)				$2,343,738

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (21.73%) (a) (b) (o)
$33,153	JP Morgan Securities LLC	1.65%	4/18	$33,153
	Collateralized by Par Value $33,320
	U.S. Treasury Note, Coupon 2.50%
	Maturity Date 1/25
17,274	JP Morgan Securities LLC	1.55%	4/18	17,274
	Collateralized by Par Value $17,167
	U.S. Treasury Note, Coupon 2.75%
	Maturity Date 2/28
17,052	JP Morgan Securities LLC	(0.52)%	4/18	17,052
	Collateralized by Par Value $16,915
	Sovereign Government Bond, Coupon 0.25%
	Maturity Date 4/18
14,300	Bank of America Securities	1.65%	4/18	14,300
	Collateralized by Par Value $14,372
	U.S. Treasury Note, Coupon 2.38%
	Maturity Date 1/23
11,095	JP Morgan Securities LLC	(0.76)%	4/18	11,095
	Collateralized by Par Value $10,700
	Sovereign Government Bond, Coupon 0.75%
	Maturity Date 7/21
10,331	JP Morgan Securities LLC	(0.56)%	4/18	10,331
	Collateralized by Par Value $9,704
	Sovereign Government Bond, Coupon 2.75%
	Maturity Date 4/19
5,655	CILO 2016-LD1 Holdings LLC (p)	3.92%	6/18	5,655
	Collateralized by Par Value $9,511
	Exchange-Traded Debt, Coupon 5.50%,
	Maturity Date 7/22
2,799	CS First Boston	(1.00)%	4/18	2,799
	Collateralized by Par Value $2,845
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 6/27
2,699	Bank of America Securities	1.60%	4/18	2,699
	Collateralized by Par Value $2,689
	U.S. Treasury Note, Coupon 2.63%
	Maturity Date 2/23
2,429	Barclays Capital Inc	(2.00)%	4/18	2,429
	Collateralized by Par Value $2,270
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 10/20
2,289	RBC Capital Markets LLC	1.05%	4/18	2,289
	Collateralized by Par Value $2,175
	Exchange-Traded Corporate Debt, Coupon 5.13%
	Maturity Date 10/24

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,979	Barclays Capital Inc	(0.25)%	4/18	$1,979
	Collateralized by Par Value $1,850
	Exchange-Traded Corporate Debt, Coupon 7.50%
	Maturity Date 4/24
1,624	RBC Capital Markets LLC	1.15%	4/18	1,624
	Collateralized by Par Value $1,640
	Exchange-Traded Corporate Debt, Coupon 4.30%
	Maturity Date 4/27
1,347	RBC Capital Markets LLC	1.00%	4/18	1,347
	Collateralized by Par Value $2,025
	Exchange-Traded Corporate Debt, Coupon 7.13%
	Maturity Date 1/23
1,051	Bank of America Securities	1.85%	4/18	1,051
	Collateralized by Par Value $1,050
	U.S. Treasury Bond, Coupon 3.00%
	Maturity Date 2/48
966	Bank of America Securities	1.70%	4/18	966
	Collateralized by Par Value $968
	U.S. Treasury Note, Coupon 1.88%
	Maturity Date 12/19
906	Barclays Capital Inc	(2.15)%	4/18	906
	Collateralized by Par Value $826
	Exchange-Traded Corporate Debt, Coupon 7.00%
	Maturity Date 3/27
897	Bank of America Securities	1.35%	4/18	897
	Collateralized by Par Value $893
	U.S. Treasury Note, Coupon 2.75%
	Maturity Date 2/25
827	RBC Capital Markets LLC	1.30%	4/18	827
	Collateralized by Par Value $950
	Exchange-Traded Corporate Debt, Coupon 10.50%
	Maturity Date 9/22
725	Barclays Capital Inc	(1.00)%	4/18	725
	Collateralized by Par Value $711
	Exchange-Traded Corporate Debt, Coupon 8.00%
	Maturity Date 6/27
695	RBC Capital Markets LLC	(2.00)%	4/18	695
	Collateralized by Par Value $711
	Exchange-Traded Corporate Debt, Coupon 8.00%
	Maturity Date 6/27
528	RBC Capital Markets LLC	1.30%	4/18	528
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.75%
	Maturity Date 10/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$505	RBC Capital Markets LLC	0.90%	4/18	$505
	Collateralized by Par Value $545
	Exchange-Traded Corporate Debt, Coupon 8.25%
	Maturity Date 6/23
505	RBC Capital Markets LLC	(0.10)%	4/18	505
	Collateralized by Par Value $465
	Exchange-Traded Corporate Debt, Coupon 5.63%
	Maturity Date 10/23
282	CS First Boston	(4.00)%	4/18	282
	Collateralized by Par Value $310
	Exchange-Traded Corporate Debt, Coupon 5.50%
	Maturity Date 10/24
262	Bank of America Securities	1.85%	4/18	262
	Collateralized by Par Value $275
	U.S. Treasury Bond, Coupon 2.75%
	Maturity Date 8/47
243	Barclays Capital Inc	(1.75)%	4/18	243
	Collateralized by Par Value $250
	Exchange-Traded Corporate Debt, Coupon 4.50%
	Maturity Date 4/22
120	Barclays Capital Inc	(1.50)%	4/18	120
	Collateralized by Par Value $118
	Exchange-Traded Corporate Debt, Coupon 8.00%
	Maturity Date 6/27
Total Repurchase Agreements (Cost $132,730)				$132,538

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-113.45%) (a) (b)
TBA - Fixed Rate Agency Securities Sold Short (-81.91%) (q)
North America
Mortgage-related—Residential
$(99,307)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	5/18	$(101,759)
(65,010)	Government National Mortgage Association (30 year)	3.50%	4/18	(65,635)
(63,302)	Federal National Mortgage Association (30 year)	3.50%	4/18	(63,435)
(50,210)	Federal National Mortgage Association (30 year)	4.50%	4/18	(52,571)
(42,594)	Government National Mortgage Association (30 year)	4.00%	5/18	(43,719)
(39,000)	Federal National Mortgage Association (30 year)	4.50%	5/18	(40,766)
(33,451)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	5/18	(34,961)
(28,320)	Federal National Mortgage Association (15 year)	3.50%	4/18	(28,868)
(23,257)	Federal National Mortgage Association (30 year)	4.00%	4/18	(23,864)
(13,590)	Federal National Mortgage Association (15 year)	3.00%	4/18	(13,572)
(12,112)	Federal National Mortgage Association (30 year)	3.00%	4/18	(11,813)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	5/18	(7,448)
(5,515)	Federal Home Loan Mortgage Corporation (30 year)	3.00%	4/18	(5,378)
(4,500)	Federal National Mortgage Association (30 year)	5.00%	5/18	(4,798)
(1,050)	Government National Mortgage Association (30 year)	3.00%	4/18	(1,033)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$497,379)				(499,620)
Government Debt Sold Short (-17.57%)
North America (-11.34%)
Government
(33,320)	U.S. Treasury Note	2.50%	1/25	(32,942)
(17,167)	U.S. Treasury Note	2.75%	2/28	(17,174)
(13,727)	U.S. Treasury Note	2.38%	1/23	(13,614)
(2,689)	U.S. Treasury Note	2.63%	2/23	(2,697)
(1,050)	U.S. Treasury Bond	3.00%	2/48	(1,055)
(968)	U.S. Treasury Note	1.88%	12/19	(961)
(448)	U.S. Treasury Note	2.75%	2/25	(450)
(275)	U.S. Treasury Bond	2.75%	8/47	(263)
Total North America (Proceeds -$68,716)				(69,156)
Europe (-6.23%)
Government
(16,915)	Spanish Sovereign Bond	0.25%	4/18	(16,926)
(10,700)	Spanish Sovereign Bond	0.75%	7/21	(11,041)
(9,704)	Spanish Sovereign Bond	2.75%	4/19	(10,033)
Total Europe (Proceeds -$35,101)				(38,000)
Total Government Debt Sold Short (Proceeds -$103,817)				(107,156)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Common Stock Sold Short (-6.27%)
North America
Financial
(824)	Exchange Traded Equity			$(38,242)
Total Common Stock Sold Short (Proceeds -$39,111)				(38,242)
Corporate Debt Sold Short (-7.70%)
North America
Basic Materials
$(1,746)	Various	4.55% - 7.00%	11/24 - 3/27	(1,719)
Communications
(21,548)	Various	3.40%-10.50%	9/22 - 3/27	(20,427)
Consumer
(9,085)	Various	3.50% - 5.88%	10/20 - 12/26	(8,935)
Energy
(10,960)	Various	4.30% - 8.25%	4/22 - 6/27	(10,026)
Industrial
(4,110)	Various	5.13%	10/24	(4,194)
Utilities
(1,575)	Various	5.13% - 7.25%	5/26 - 9/27	(1,643)
Total Corporate Debt Sold Short (Proceeds -$47,476)				(46,944)
Total Investments Sold Short (Proceeds -$687,783)				$(691,962)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (4.92%) (a) (b)
Swaps (4.92%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (r)	Credit	$50,262	12/18 - 12/22	$1,143
Credit Default Swaps on Asset-Backed Indices (r)	Credit	846	12/37	9
Interest Rate Swaps (s)	Interest Rates	17,567	1/24 - 3/28	147
North America
Credit Default Swaps on Corporate Bonds (r)
Basic Materials	Credit	5,245	6/22 - 12/22	584
Communications	Credit	23,055	12/20 - 6/23	424
Consumer	Credit	23,120	12/18 - 6/23	1,895
Energy	Credit	2,405	12/18	68
Industrial	Credit	260	12/21	5
Utilities	Credit	2,395	6/22 - 12/22	375
Total Credit Default Swaps on Corporate Bonds				3,351
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (t)	Credit	(21,392)	5/46 - 9/58	4,260
Interest Rate Swaps (u)	Interest Rates	(606,304)	7/18 - 12/45	15,381
Interest Rate Basis Swaps (aa)	Interest Rates	(13,700)	4/18	4
Total Return Swaps (ac)	Credit	(7,250)	12/18	17
North America
Credit Default Swaps on Asset-Backed Securities (t)
Mortgage-related—Residential	Credit	(5,579)	5/35 - 12/35	3,069
Credit Default Swaps on Corporate Bonds (t)
Basic Materials	Credit	(700)	12/22	7
Communications	Credit	(16,658)	6/19 - 6/23	1,625
Consumer	Credit	(4,090)	3/20 - 12/22	102
Energy	Credit	(11,533)	12/18 - 12/22	693
Technology	Credit	(4,025)	12/21 - 6/22	221
Total Credit Default Swaps on Corporate Bonds				2,648
Total Return Swaps (v)
Financial	Credit	(10,073)	7/19	1
Total Total Return Swaps				1
Total Swaps (Net cost $25,388)				30,030
Options (0.00%)
Purchased Options:
Interest Rate Caps (x)	Interest Rates	90,253	10/18 - 5/19	—
Total Options (Cost $3)				—

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Forwards (0.00%)
Short Forwards:
Currency Forwards (ab)	Currency	$(5,044)	6/18	$8
Total Forwards				8
Total Financial Derivatives–Assets (Net cost $25,391)				$30,038
Financial Derivatives–Liabilities (-5.73%) (a) (b)
Swaps (-5.54%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (r)	Credit	$13,708	3/49 - 5/63	$(2,200)
Interest Rate Swaps (s)	Interest Rates	333,232	11/18 - 4/28	(7,146)
North America
Credit Default Swaps on Corporate Bonds (r)
Basic Materials	Credit	1,850	12/22 - 6/23	(31)
Communications	Credit	22,333	12/21 - 6/23	(3,562)
Consumer	Credit	7,851	3/20 - 6/23	(217)
Energy	Credit	26,487	12/20 - 6/23	(2,355)
Industrial	Credit	5,155	6/23	(119)
Technology	Credit	1,070	12/22	(84)
Total Credit Default Swaps on Corporate Bonds				(6,368)
Total Return Swaps (v)
Communications	Credit	60	7/19	—
Total Total Return Swaps				—
Recovery Swaps (w)
Consumer	Credit	2,600	6/19	(8)
Total Recovery Swaps				(8)
Short Swaps:
Interest Rate Basis Swaps (aa)	Interest Rates	(12,900)	6/19	(7)
Credit Default Swaps on Corporate Bond Indices (t)	Credit	(235,106)	12/18 - 6/23	(9,679)
Total Return Swaps (ac)	Credit	(11,040)	12/18	(1)
North America
Credit Default Swaps on Corporate Bonds (t)
Basic Materials	Credit	(17,630)	6/19 - 6/23	(1,733)
Communications	Credit	(24,177)	12/18 - 6/23	(773)
Consumer	Credit	(80,077)	6/18 - 6/23	(5,253)
Energy	Credit	(24,009)	6/18 - 12/19	(397)
Financial	Credit	(355)	9/22	(62)
Industrial	Credit	(2,650)	12/21	(50)
Technology	Credit	(2,495)	3/19 - 12/19	(22)
Utilities	Credit	(1,375)	6/19 - 12/22	(106)
Total Credit Default Swaps on Corporate Bonds				(8,396)
Total Swaps (Net proceeds -$22,202)				(33,805)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Futures (-0.17%)
Short Futures:
U.S. Treasury Note Futures (y)	Interest Rates	$(95,900)	6/18	$(931)
Currency Futures (z)	Currency	(35,250)	6/18	(92)
Total Futures				(1,023)
Forwards (-0.02%)
Short Forwards:
Currency Forwards (ab)	Currency	(20,053)	6/18	(97)
Total Forwards				(97)
Total Financial Derivatives–Liabilities (Net proceeds -$22,202)				$(34,925)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONTINUED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At March 31, 2018, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 75.10%, 45.78%, and 63.00% of Total Equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)
Includes investment in collateralized loan obligation notes in the amount of $29.7 million that were issued and are managed by related parties of the Company. See Note 9 to the Notes to Consolidated Financial Statements.

(f)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 9 to the Notes to Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Management Group L.L.C. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At March 31, 2018 loans for which the Company has beneficial interests in the net cash flows, totaled $14.8 million. See Note 9 to the Notes to Consolidated Financial Statements.

(h)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At March 31, 2018 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $122.8 million. See Note 9 to the Notes to Consolidated Financial Statements.

(i)
Represents the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 6 and Note 9 to the Notes to Consolidated Financial Statements.

(j)	Includes non-performing commercial mortgage loans in the amount of $24.3 million whereby principal and/or interest is past due and a maturity date is not applicable.

(k)	As of March 31, 2018, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $12.2 million.

(l)	Number of properties not shown in thousands, represents actual number of properties owned.

(m)	Includes $120.3 million of non-qualified mortgage loans that have been securitized and are held in a consolidated securitization trust. See Note 6 to the Notes to Consolidated Financial Statements.

(n)	Represents the Company's investment in a related party. See Note 9 to the Notes to Consolidated Financial Statements.

(o)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

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

(q)
At March 31, 2018, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 40.52%, 23.29%, and 18.10% of Total Equity, respectively.

(r)	For long credit default swaps, the Company sold protection.

(s)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(t)	For short credit default swaps, the Company purchased protection.

(u)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(v)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(w)	For long recovery swaps the Company receives a specified recovery rate in exchange for the actual recovery rate on the underlying.

(x)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(y)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2018, a total of 959 contracts were held.

(z)	Notional value represents the total face amount of foreign currency underlying all contracts held; as of March 31, 2018, 348 contracts were held.

(aa)	Represents interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate.

(ab)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(ac)	Notional value represents the number of underlying index units multiplied by the reference price.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT MARCH 31, 2018 (CONCLUDED)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	183.88%
Aaa/AAA/AAA	0.41%
A/A/A	0.82%
Baa/BBB/BBB	3.73%
Ba/BB/BB or below	76.12%
Unrated	119.29%

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
(UNAUDITED)

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2017 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S. Dollars
Futures (0.01%)
Short Futures
U.S. Treasury Note Futures (y)	Interest Rates	$(6,800)	3/18	$45
Total Futures				45
Total Financial Derivatives–Assets (Net cost $31,474)				$28,165
Financial Derivatives–Liabilities (-5.84%) (a) (b)
Swaps (-5.68%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (r)	Credit	$6,827	3/49 - 5/63	$(980)
Interest Rate Swaps (s)	Interest Rates	374,003	11/18 - 12/27	(5,852)
North America
Credit Default Swaps on Corporate Bonds (r)
Basic Materials	Credit	2,590	6/21 - 6/22	(77)
Communications	Credit	26,213	6/21 - 12/22	(5,974)
Consumer	Credit	12,561	6/20 - 12/22	(293)
Energy	Credit	33,654	6/21 - 12/22	(2,736)
Technology	Credit	380	12/22	(53)
Total Credit Default Swaps on Corporate Bonds				(9,133)
Total Return Swaps
Financial (v)	Equity Market	235	7/19 - 5/22	—
Total Total Return Swaps				—
Recovery Swaps (w)
Consumer	Credit	2,600	6/19	(8)
Total Recovery Swaps				(8)

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

(j)	Includes non-performing commercial mortgage loans in the amount of $23.9 million whereby principal and/or interest is past due and a maturity date is not applicable.

(k)	Number of properties not shown in thousands, represents actual number of properties owned.

(l)	As of December 31, 2017, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $5.2 million.

(m)	Includes $132.4 million of non-qualified mortgage loans that have been securitized and are held in a consolidated securitization trust. See Note 6 to the Notes to Consolidated Financial Statements.

(n)	Represents the Company's investment in a related party. See Note 9 to the Notes to Consolidated Financial Statements.

(o)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Month Period Ended March 31,
	2018	2017
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income(1)	$28,092	$22,886
Other income	716	939
Total investment income	28,808	23,825
EXPENSES
Base management fee to affiliate (Net of fee rebates of $275 and $0, respectively)(2)	1,978	2,410
Interest expense(1)	11,562	6,003
Other investment related expenses(3)
Servicing expense	1,456	945
Other	1,496	576
Professional fees	648	682
Administration fees	179	182
Compensation expense	510	463
Insurance expense	125	136
Directors' fees and expenses	73	71
Share-based long term incentive plan unit expense	93	94
Other expenses	446	488
Total expenses	18,566	12,050
NET INVESTMENT INCOME	10,242	11,775
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	12,584	594
Financial derivatives, excluding currency hedges	902	(1,581)
Financial derivatives—currency hedges	(2,204)	(822)
Foreign currency transactions	1,769	978
	13,051	(831)
Change in net unrealized gain (loss) on:
Investments	(6,851)	5,758
Other secured borrowings	784	—
Financial derivatives, excluding currency hedges	3,197	(1,157)
Financial derivatives—currency hedges	800	330
Foreign currency translation	101	(145)
	(1,969)	4,786
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	11,082	3,955

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(UNAUDITED)

	Three Month Period Ended March 31,
	2018	2017
	Expressed in U.S. Dollars
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	21,324	15,730
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	285	452
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$21,039	$15,278
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.67	$0.47
CASH DIVIDENDS PER SHARE:
Dividends declared	$0.41	$0.45

(1)
Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.9 million, respectively, for the three month period ended March 31, 2018. See Note 6 for further details on the Company's consolidated securitization trust.

(2)	See Note 9 for further details on management fee rebates.

(3)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Three Month Period Ended March 31, 2018			Three Month Period Ended March 31, 2017
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2017 and 12/31/2016, respectively)	$600,099	$20,862	$620,961	$637,661	$7,116	$644,777
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			10,242			11,775
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			13,051			(831)
Change in net unrealized gain (loss) on investments, other secured borrowings, financial derivatives, and foreign currency translation			(1,969)			4,786
Net increase in equity resulting from operations	21,039	285	21,324	15,278	452	15,730
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		1,236	1,236		10,922	10,922
Dividends(1)	(12,763)	(87)	(12,850)	(14,726)	(95)	(14,821)
Distributions to non-controlling interests		(6,848)	(6,848)		(195)	(195)
Adjustment to non-controlling interest	(27)	27	—	(3)	3	—
Shares repurchased	(13,966)		(13,966)	(2,052)		(2,052)
Share-based long term incentive plan unit awards	92	1	93	93	1	94
Net increase (decrease) in equity from transactions	(26,664)	(5,671)	(32,335)	(16,688)	10,636	(6,052)
Net increase (decrease) in equity	(5,625)	(5,386)	(11,011)	(1,410)	11,088	9,678
ENDING EQUITY (3/31/2018 and 3/31/2017, respectively)	$594,474	$15,476	$609,950	$636,251	$18,204	$654,455

(1)	For the three month periods ended March 31, 2018 and 2017, dividends totaling $0.41 and $0.45, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Month Period Ended March 31,
	2018	2017
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$21,324	$15,730
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(11,573)	1,786
Change in net unrealized (gain) loss on investments, other secured borrowings, financial derivatives, and foreign currency translation	988	(5,471)
Amortization of premiums and accretion of discounts (net)	9,933	3,884
Purchase of investments	(1,058,635)	(890,283)
Proceeds from disposition of investments	645,213	468,671
Proceeds from principal payments of investments	118,663	63,423
Proceeds from investments sold short	1,053,526	970,690
Repurchase of investments sold short	(994,295)	(777,500)
Payments on financial derivatives	(38,996)	(20,816)
Proceeds from financial derivatives	38,316	25,507
Amortization of deferred debt issuance costs	66	—
Share-based long term incentive plan unit expense	93	94
Interest income related to consolidated securitization trust(1)	(944)	—
Interest expense related to consolidated securitization trust(1)	944	—
Repurchase agreements	23,411	(108,983)
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(46,126)	(105,129)
Due from brokers	44,855	35,778
Interest and principal receivable	(2,800)	(3,367)
Other assets	30,041	(1,905)
Increase (decrease) in liabilities:
Due to brokers	19,333	(7,268)
Payable for securities purchased and financial derivatives	22,816	225,367
Accounts payable and accrued expenses	(9)	402
Other liabilities	38	1,119
Interest and dividends payable	(736)	677
Base management fee payable to affiliate	(135)	(6)
Net cash provided by (used in) operating activities	(124,689)	(107,600)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Month Period Ended March 31,
	2018	2017
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$1,236	$10,922
Shares repurchased	(13,966)	(2,052)
Dividends paid	(12,850)	(14,821)
Distributions to non-controlling interests	(6,848)	(195)
Proceeds from issuance of Other secured borrowings	18,910	43,629
Principal payments on Other secured borrowings	(4,939)	(1,628)
Borrowings under reverse repurchase agreements	896,028	3,050,318
Repayments of reverse repurchase agreements	(774,400)	(2,997,628)
Net cash provided by (used in) financing activities	103,171	88,545
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(21,518)	(19,055)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD(2)	47,658	123,929
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD(2)	$26,140	$104,874
Supplemental disclosure of cash flow information:
Interest paid	$12,252	$4,658
Share-based long term incentive plan unit awards (non-cash)	93	94
Aggregate TBA trade activity (buys + sells) (non-cash)	6,552,290	4,464,932
Purchase of investments (non-cash)	—	(16,328)
Proceeds from principal payments of investments (non-cash)	10,547	4,286
Proceeds from the disposition of investments (non-cash)	—	16,328
Principal payments on Other secured borrowings (non-cash)	—	(4,286)
Principal payments on Other secured borrowings, at fair value (non-cash)	(10,547)	—

(1)	Related to non-qualified mortgage securitization transaction. See Note 6 for further details.

(2)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Ellington Financial Management LLC ("EFM" or the "Manager") is an SEC-registered investment adviser and a registered commodity pool operator that serves as the Manager to the Company pursuant to the terms of its seventh amended and restated management agreement (the "Management Agreement"). EFM is an affiliate of Ellington Management Group, L.L.C., ("Ellington") an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Company's Board of Directors ("Board of Directors").
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). The Company has determined that it meets the definition of an investment company under ASC 946. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. Additionally under ASC 946 the Company generally will not consolidate its interest in any company other than in its subsidiaries that qualify as investment companies under ASC 946. The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its subsidiaries. They also include certain securitization trusts which are designed to facilitate specific financing activities of the Company and represent a direct extension of the Company's business activities. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities and sovereign debt, certain non-Agency RMBS and CMBS, CLOs, and corporate debt, and actively traded derivatives, such as interest rate swaps and foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, and CLOs, ABS, credit default swaps, or "CDS," on individual ABS, distressed corporate debt, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, non-listed equities, private corporate debt and equity investments, and Other secured borrowings, at fair value.

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
Financial derivatives disclosed on the Consolidated Condensed Schedule of Investments include: credit default swaps on asset-backed securities, credit default swaps on asset-backed indices, credit default swaps on corporate bond indices, credit default swaps on corporate bonds, interest rate swaps, total return swaps, futures contracts, foreign currency forwards, options contracts.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2017, 2016, 2015, or 2014 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(Y) Recent Accounting Pronouncements: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows—Restricted Cash ("ASU 2016-18"). This amends ASC 230, Statement of Cash Flows, to require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 became effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated financial statements.

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at March 31, 2018:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents	$1,348	$—	$—	$1,348
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,115,438	$6,128	$1,121,566
U.S. Treasury securities	—	2,200	—	2,200
Private label residential mortgage-backed securities	—	177,114	111,862	288,976
Private label commercial mortgage-backed securities	—	19,457	13,709	33,166
Commercial mortgage loans	—	—	109,294	109,294
Residential mortgage loans	—	—	240,781	240,781
Collateralized loan obligations	—	199,677	27,479	227,156
Consumer loans and asset-backed securities backed by consumer loans	—	—	148,422	148,422
Corporate debt	—	74,198	18,000	92,198
Real estate owned	—	—	29,110	29,110
Corporate equity investments	—	—	50,869	50,869
Total investments, at fair value	—	1,588,084	755,654	2,343,738
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	3,069	3,069
Credit default swaps on corporate bond indices	—	1,143	—	1,143
Credit default swaps on corporate bonds	—	5,999	—	5,999
Credit default swaps on asset-backed indices	—	4,269	—	4,269
Interest rate swaps	—	15,532	—	15,532
Total return swaps	—	18	—	18
Forwards	—	8	—	8
Total financial derivatives–assets, at fair value	—	26,969	3,069	30,038
Repurchase agreements, at fair value	—	132,538	—	132,538
Total investments, financial derivatives–assets, and repurchase agreements, at fair value	$—	$1,747,591	$758,723	$2,506,314
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(499,620)	$—	$(499,620)
Government debt	—	(107,156)	—	(107,156)
Corporate debt	—	(46,944)	—	(46,944)
Common stock	(38,242)	—	—	(38,242)
Total investments sold short, at fair value	(38,242)	(653,720)	—	(691,962)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	$—	$(9,679)	$—	$(9,679)
Credit default swaps on corporate bonds	—	(14,772)	—	(14,772)
Credit default swaps on asset-backed indices	—	(2,200)	—	(2,200)
Interest rate swaps	—	(7,153)	—	(7,153)
Total return swaps	—	(1)	—	(1)
Futures	(1,023)	—	—	(1,023)
Forwards	—	(97)	—	(97)
Total financial derivatives–liabilities, at fair value	(1,023)	(33,902)	—	(34,925)
Other secured borrowings, at fair value	—	—	(113,775)	(113,775)
Total investments sold short, financial derivatives–liabilities, and other secured borrowings, at fair value	$(39,265)	$(687,622)	$(113,775)	$(840,662)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2018:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$49,982	Market Quotes	Non Binding Third-Party Valuation	$3.50	$172.00	$80.46
Collateralized loan obligations	21,352	Market Quotes	Non Binding Third-Party Valuation	85.00	425.00	120.95
Corporate debt and non-exchange traded corporate equity	6,934	Market Quotes	Non Binding Third-Party Valuation	8.88	112.50	85.34
Private label commercial mortgage-backed securities	9,886	Market Quotes	Non Binding Third-Party Valuation	5.00	95.23	76.78
Agency interest only residential mortgage-backed securities	1,623	Market Quotes	Non Binding Third-Party Valuation	2.70	17.17	10.94
Private label residential mortgage-backed securities	61,880	Discounted Cash Flows	Yield	3.3%	31.7%	9.9%
			Projected Collateral Prepayments	1.7%	86.8%	45.9%
			Projected Collateral Losses	1.4%	17.6%	9.2%
			Projected Collateral Recoveries	0.0%	14.0%	6.6%
			Projected Collateral Scheduled Amortization	10.8%	90.5%	38.3%
						100.0%
Private label commercial mortgage-backed securities	3,823	Discounted Cash Flows	Yield	5.0%	40.7%	17.9%
			Projected Collateral Prepayments	0.0%	39.2%	14.9%
			Projected Collateral Losses	1.2%	8.7%	4.2%
			Projected Collateral Recoveries	3.3%	10.7%	7.5%
			Projected Collateral Scheduled Amortization	41.4%	95.5%	73.4%
						100.0%
Corporate debt and non-exchange traded corporate equity	14,174	Discounted Cash Flows	Yield	3.0%	14.0%	7.8%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$6,127	Discounted Cash Flows	Yield	7.6%	90.5%	26.4%
			Projected Collateral Prepayments	22.2%	94.6%	70.4%
			Projected Collateral Losses	1.5%	40.9%	15.4%
			Projected Collateral Recoveries	2.6%	36.9%	12.6%
			Projected Collateral Scheduled Amortization	—%	4.1%	1.6%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	148,422	Discounted Cash Flows	Yield	7.0%	19.7%	9.4%
			Projected Collateral Prepayments	0.0%	47.1%	34.9%
			Projected Collateral Losses	0.2%	42.5%	8.6%
			Projected Collateral Scheduled Amortization	48.9%	99.8%	56.5%
						100.0%
Performing commercial mortgage loans	85,004	Discounted Cash Flows	Yield	8.0%	16.3%	10.8%
Non-performing commercial mortgage loans and commercial real estate owned	52,530	Discounted Cash Flows	Yield	12.6%	19.8%	15.4%
			Months to Resolution	5.0	14.0	8.3
Performing residential mortgage loans	107,791	Discounted Cash Flows	Yield	1.2%	14.6%	5.8%
Securitized residential mortgage loans(1)	120,332	Discounted Cash Flows	Yield	4.0%	4.0%	4.0%
Non-performing residential mortgage loans and residential real estate owned	13,528	Discounted Cash Flows	Yield	3.3%	26.3%	9.7%
			Months to Resolution(2)	1.0	52.3	29.6
Credit default swaps on asset-backed securities	3,069	Net Discounted Cash Flows	Projected Collateral Prepayments	19.6%	27.5%	22.7%
			Projected Collateral Losses	13.4%	24.7%	19.2%
			Projected Collateral Recoveries	4.8%	15.6%	10.4%
			Projected Collateral Scheduled Amortization	44.7%	52.2%	47.7%
						100.0%
Agency interest only residential mortgage-backed securities	4,505	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	267	3,521	610
			Projected Collateral Prepayments	48.6%	100.0%	64.4%
			Projected Collateral Scheduled Amortization	0.0%	51.4%	35.6%
						100.0%
Non-exchange traded common equity investment in mortgage-related entity	2,814	Enterprise Value	Equity Price-to-Book(4)	1.9x	1.9x	1.9x
Non-exchange traded preferred equity investment in mortgage-related entity	27,401	Enterprise Value	Equity Price-to-Book(4)	1.0x	1.0x	1.0x
Non-controlling equity interest in limited liability company	9,806	Market Quotes	Non Binding Third-Party Valuation of the Underlying Assets(5)	$85.00	$97.47	$91.44
Non-controlling equity interest in limited liability company	7,740	Discounted Cash Flows	Yield(5)	9.4%	12.6%	10.1%
Other secured borrowings, at fair value(1)	(113,775)	Discounted Cash Flows	Yield	3.6%	3.6%	3.6%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Excludes certain loans that are re-performing.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2017:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents	$26,500	$—	$—	$26,500
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$989,341	$6,173	$995,514
Private label residential mortgage-backed securities	—	158,369	101,297	259,666
Private label commercial mortgage-backed securities	—	28,398	12,347	40,745
Commercial mortgage loans	—	—	108,301	108,301
Residential mortgage loans	—	—	182,472	182,472
Collateralized loan obligations	—	185,905	24,911	210,816
Consumer loans and asset-backed securities backed by consumer loans	—	—	135,258	135,258
Corporate debt	—	51,246	23,947	75,193
Real estate owned	—	—	26,277	26,277
Corporate equity investments	—	—	37,465	37,465
Total investments, at fair value	—	1,413,259	658,448	2,071,707

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	$—	$—	$3,140	$3,140
Credit default swaps on corporate bond indices	—	1,429	—	1,429
Credit default swaps on corporate bonds	—	8,888	—	8,888
Credit default swaps on asset-backed indices	—	5,393	—	5,393
Interest rate swaps	—	9,266	—	9,266
Options	3	1	—	4
Futures	45	—	—	45
Total financial derivatives–assets, at fair value	48	24,977	3,140	28,165
Repurchase agreements, at fair value	—	155,949	—	155,949
Total investments, financial derivatives–assets, and repurchase agreements, at fair value	$48	$1,594,185	$661,588	$2,255,821
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(460,189)	$—	$(460,189)
Government debt	—	(90,149)	—	(90,149)
Corporate debt	—	(55,211)	—	(55,211)
Common stock	(36,691)	—	—	(36,691)
Total investments sold short, at fair value	(36,691)	(605,549)	—	(642,240)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	—	(12,367)	—	(12,367)
Credit default swaps on corporate bonds	—	(15,930)	—	(15,930)
Credit default swaps on asset-backed indices	—	(980)	—	(980)
Interest rate swaps	—	(6,015)	—	(6,015)
Futures	(508)	—	—	(508)
Forwards	—	(473)	—	(473)
Total financial derivatives–liabilities, at fair value	(508)	(35,765)	—	(36,273)
Other secured borrowings, at fair value	—	—	(125,105)	(125,105)
Total investments sold short, financial derivatives–liabilities, and other secured borrowings, at fair value	$(37,199)	$(641,314)	$(125,105)	$(803,618)

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$40,870	Market Quotes	Non Binding Third-Party Valuation	$45.00	$183.00	$81.63
Collateralized loan obligations	10,288	Market Quotes	Non Binding Third-Party Valuation	85.00	435.00	138.94
Corporate debt and non-exchange traded corporate equity	6,797	Market Quotes	Non Binding Third-Party Valuation	8.88	105.63	82.94
Private label commercial mortgage-backed securities	7,577	Market Quotes	Non Binding Third-Party Valuation	5.31	60.55	36.19
Agency interest only residential mortgage-backed securities	1,225	Market Quotes	Non Binding Third-Party Valuation	10.14	18.21	15.25
Private label residential mortgage-backed securities	60,427	Discounted Cash Flows	Yield	0.5%	26.5%	9.8%
			Projected Collateral Prepayments	2.1%	84.7%	38.3%
			Projected Collateral Losses	0.9%	18.2%	8.6%
			Projected Collateral Recoveries	0.3%	31.5%	11.3%
			Projected Collateral Scheduled Amortization	12.5%	90.2%	41.8%
						100.0%
Private label commercial mortgage-backed securities	4,770	Discounted Cash Flows	Yield	4.3%	42.5%	18.6%
			Projected Collateral Losses	1.1%	5.2%	2.5%
			Projected Collateral Recoveries	2.8%	17.1%	8.5%
			Projected Collateral Scheduled Amortization	80.1%	96.1%	89.0%
						100.0%
Corporate debt and non-exchange traded corporate equity	20,301	Discounted Cash Flows	Yield	3.0%	16.1%	10.6%
Collateralized loan obligations	14,623	Discounted Cash Flows	Yield	7.1%	62.2%	15.2%
			Projected Collateral Prepayments	22.5%	92.9%	77.9%
			Projected Collateral Losses	1.9%	40.2%	10.3%
			Projected Collateral Recoveries	3.4%	37.2%	9.5%
			Projected Collateral Scheduled Amortization	—%	4.1%	2.3%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	135,258	Discounted Cash Flows	Yield	7.0%	18.9%	9.5%
			Projected Collateral Prepayments	2.2%	50.1%	33.5%
			Projected Collateral Losses	0.4%	28.6%	8.2%
			Projected Collateral Scheduled Amortization	46.8%	95.2%	58.3%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Performing commercial mortgage loans	$84,377	Discounted Cash Flows	Yield	8.0%	15.4%	10.7%
Non-performing commercial mortgage loans and commercial real estate owned	49,610	Discounted Cash Flows	Yield	11.4%	36.5%	17.7%
			Months to Resolution	4.0	17.0	9.5
Performing residential mortgage loans	42,030	Discounted Cash Flows	Yield	1.6%	18.8%	6.2%
Securitized residential mortgage loans(1)	132,424	Discounted Cash Flows	Yield	3.5%	3.5%	3.5%
Non-performing residential mortgage loans and residential real estate owned	8,609	Discounted Cash Flows	Yield	2.8%	34.5%	8.9%
			Months to Resolution(2)	1.9	40.5	25.6
Credit default swaps on asset-backed securities	3,140	Net Discounted Cash Flows	Projected Collateral Prepayments	19.8%	26.5%	22.4%
			Projected Collateral Losses	14.6%	23.8%	19.7%
			Projected Collateral Recoveries	5.8%	14.3%	10.6%
			Projected Collateral Scheduled Amortization	45.5%	51.0%	47.3%
						100.0%
Agency interest only residential mortgage-backed securities	4,948	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	381	3,521	730
			Projected Collateral Prepayments	51.2%	100.0%	69.1%
			Projected Collateral Scheduled Amortization	0.0%	48.8%	30.9%
						100.0%
Non-exchange traded common equity investment in mortgage-related entity	2,814	Enterprise Value	Equity Price-to-Book(4)	2.0x	2.0x	2.0x
Non-exchange traded preferred equity investment in mortgage-related entity	20,774	Enterprise Value	Equity Price-to-Book(4)	0.9x	0.9x	0.9x
Non-controlling equity interest in limited liability company	5,033	Market Quotes	Non Binding Third-Party Valuation of the Underlying Assets(5)	$96.91	$96.91	$96.91
Non-controlling equity interest in limited liability company	5,693	Discounted Cash Flows	Yield(5)	9.1%	9.1%	9.1%
Other secured borrowings, at fair value(1)	(125,105)	Discounted Cash Flows	Yield	2.8%	2.8%	2.8%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Excludes certain loans that are re-performing.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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
For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. For those assets valued using the LIBOR OAS valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset.
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
The tables below include a roll-forward of the Company's financial instruments for the three month periods ended March 31, 2018 and 2017 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three Month Period Ended March 31, 2018

(In thousands)	Ending Balance as of December 31, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2018
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,173	$(600)	$39	$264	$1,101	$(388)	$—	$(461)	$6,128
Private label residential mortgage-backed securities	101,297	106	2,288	293	20,660	(21,574)	11,561	(2,769)	111,862
Private label commercial mortgage-backed securities	12,347	(183)	1,554	121	9,624	(7,366)	—	(2,388)	13,709
Commercial mortgage loans	108,301	618	330	(161)	3,988	(3,782)	—	—	109,294
Residential mortgage loans	182,472	(715)	(54)	(653)	73,040	(13,309)	—	—	240,781
Collateralized loan obligations	24,911	455	2	226	10,095	(8,210)	—	—	27,479
Consumer loans and asset-backed securities backed by consumer loans	135,258	(5,896)	501	3,804	42,133	(27,378)	—	—	148,422
Corporate debt	23,947	(114)	52	364	456	(6,705)	—	—	18,000
Real estate owned	26,277	—	(456)	615	4,098	(1,424)	—	—	29,110
Corporate equity investments	37,465	—	—	4,326	9,078	—	—	—	50,869
Total investments, at fair value	658,448	(6,329)	4,256	9,199	174,273	(90,136)	11,561	(5,618)	755,654
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	3,140	—	86	(71)	24	(110)	—	—	3,069
Total financial derivatives– assets, at fair value	3,140	—	86	(71)	24	(110)	—	—	3,069
Total investments and financial derivatives–assets, at fair value	$661,588	$(6,329)	$4,342	$9,128	$174,297	$(90,246)	$11,561	$(5,618)	$758,723
Liabilities:
Other secured borrowings, at fair value	$(125,105)	$—	$—	$784	$10,546	$—	$—	$—	$(113,775)
Total other secured borrowings, at fair value	$(125,105)	$—	$—	$784	$10,546	$—	$—	$—	$(113,775)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2018, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2018. For Level 3 financial instruments held by the Company at March 31, 2018, change in net unrealized gain (loss) of $8.6 million, $(0.1) million, and $0.8 million, for the three month period ended March 31, 2018 relate to investments, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedures, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of March 31, 2018, the Company transferred $5.6 million of securities from Level 3 to Level 2 and $11.6 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Three Month Period Ended March 31, 2017

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,622	$(2,592)	$(35)	$228	$2,202	$—	$—	$—	$29,425
Private label residential mortgage-backed securities	90,083	1,478	(703)	2,893	8,049	(19,527)	3,473	(5,414)	80,332
Private label commercial mortgage-backed securities	43,268	356	342	1,411	—	(4,077)	—	—	41,300
Commercial mortgage loans	61,129	530	337	1,206	23,045	(23,739)	—	—	62,508
Residential mortgage loans	84,290	140	(51)	404	34,138	(6,271)	—	—	112,650
Collateralized loan obligations	44,956	(1,183)	920	2,532	38,712	(15,376)	—	—	70,561
Consumer loans and asset-backed securities backed by consumer loans(1)	107,157	(3,057)	(552)	837	24,418	(20,961)	—	—	107,842
Corporate debt	25,004	100	331	158	47,094	(13,078)	—	—	59,609
Real estate owned	3,349	—	60	106	24,157	(2,282)	—	—	25,390
Corporate equity investments(1)	29,392	—	—	271	5,000	(746)	—	—	33,917
Total investments, at fair value	518,250	(4,228)	649	10,046	206,815	(106,057)	3,473	(5,414)	623,534
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,326	—	37	502	59	(96)	—	—	5,828
Total return swaps	155	—	157	(155)	—	(157)	—	—	—
Warrants	106	—	(100)	(6)	—	—	—	—	—
Total financial derivatives– assets, at fair value	5,587	—	94	341	59	(253)	—	—	5,828
Total investments and financial derivatives–assets, at fair value	$523,837	$(4,228)	$743	$10,387	$206,874	$(106,310)	$3,473	$(5,414)	$629,362
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(256)	$—	$(446)	$466	$18	$—	$—	$—	$(218)
Total return swaps	(249)	—	(206)	248	283	(76)	—	—	—
Total financial derivatives– liabilities, at fair value	$(505)	$—	$(652)	$714	$301	$(76)	$—	$—	$(218)

(1)	Conformed to current period presentation.

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2017, as well as Level 3 financial instruments disposed of by the Company during the three month period ended March 31, 2017. For Level 3 financial instruments held by the Company at March 31, 2017, change in net unrealized gain (loss) of $6.9 million, $0.5 million, and $0.5 million, for the three month period ended March 31, 2017 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
As of March 31, 2017, the Company transferred $5.4 million of non-Agency RMBS from Level 3 to Level 2. These assets were transferred from Level 3 to Level 2 based on an increased volume of observed trading of these and similar assets. This increase in observed trading activity led to greater price transparency for these assets, thereby making a Level 2 designation appropriate in the Company's view.
In addition, as of March 31, 2017, the Company transferred $3.5 million of non-Agency RMBS from Level 2 to Level 3. Since December 31, 2016, these securities exhibited indications of a reduced level of price transparency. Examples of such indications include wider spreads relative to similar securities and a reduction in observable transactions involving these and similar securities.
There were no transfers of financial instruments between Level 1 and Level 2 during the three month periods ended March 31, 2018 and 2017.
Not included in the disclosures above are the Company's other financial instruments, which are carried at cost and include, Cash, Due from brokers, Due to brokers, Reverse repurchase agreements, Other secured borrowings, and the Company's unsecured long-term debt, or the "Senior Notes," which is reflected on the Consolidated Statement of Assets, Liabilities, and Equity in Senior notes, net. Cash includes cash held in various accounts including an interest bearing overnight account for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; carrying value of these items approximates fair value and such items are considered Level 1 assets and liabilities. The Company's reverse repurchase agreements and Other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements and Other secured borrowings are considered Level 2 assets and liabilities based on the adequacy of the associated collateral and their short term nature. The Company estimates the fair value of the Senior Notes at $86.0 million and $85.6 million as of March 31, 2018 and December 31, 2017, respectively. The Senior Notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments.
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

The below table details TBA assets, liabilities, and the respective related payables and receivables as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Assets:
TBA securities, at fair value (Current principal: $187,912 and $118,806, respectively)	$193,332	$123,680
Receivable for securities sold relating to unsettled TBA sales	497,604	460,666
Liabilities:
TBA securities sold short, at fair value (Current principal: -$488,078 and -$442,197, respectively)	$(499,620)	$(460,189)
Payable for securities purchased relating to unsettled TBA purchases	(193,095)	(123,918)
Net short TBA securities, at fair value	(306,288)	(336,509)
5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three month periods ended March 31, 2018 and 2017 are summarized in the tables below:
Three Month Period Ended March 31, 2018:

		Three Month Period Ended March 31, 2018
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$86	$(71)
Credit default swaps on asset-backed indices	Credit	(1,842)	1,452
Credit default swaps on corporate bond indices	Credit	(1,562)	1,563
Credit default swaps on corporate bonds	Credit	4,469	(3,855)
Total return swaps	Equity Market/Credit	166	17
Interest rate swaps	Interest Rate	(824)	5,039
Futures	Interest Rate/Currency	(761)	(561)
Forwards	Currency	(1,174)	384
Options	Interest Rate/ Equity Market	(61)	76
Total		$(1,503)	$4,044

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $(0.2) million, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $47 thousand, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

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

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three month period ended March 31, 2018 and the year ended December 31, 2017:

Derivative Type	Thee Month Period Ended March 31, 2018	Year Ended December 31, 2017
	(In thousands)
Interest rate swaps	$1,226,140	$1,306,853
Credit default swaps	620,059	531,008
Total return swaps	14,910	19,760
Futures	80,413	48,244
Options	122,707	94,415
Forwards	50,263	76,784
Warrants	—	378
Mortgage loan purchase commitments	—	1,585
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of both March 31, 2018 and December 31, 2017, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at March 31, 2018 and December 31, 2017, are summarized below:

Credit Derivatives	March 31, 2017	December 31, 2017
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(4,074)	$(4,770)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(2,053)	(3,582)
Notional Value of Written Credit Derivatives (2)	188,641	177,588
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(55,903)	(88,400)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at March 31, 2018, implied credit spreads on such contracts ranged between 11.3 and 1,682.0 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2017, implied credit spreads on such contracts ranged between 15.4 and 1,945.7 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.3) million and $(0.4) million as of March 31, 2018 and December 31, 2017, respectively. Estimated points up front on these contracts as of March 31, 2018 ranged between 48.8 and 72.8 points, and as of December 31, 2017 ranged between 51.4 and 71.6 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at March 31, 2018 and December 31, 2017 were $(2.2) million and $(5.5) million, respectively.
6. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. As a result of the sale the Company recognized a realized loss in the amount of $(0.1) million. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. During 2017, at the co-participant's direction, the Acquiror sold the portion of the subordinated notes beneficially owned by the co-participant, and as a result as of both March 31, 2018 and December 31, 2017, the Company's total interest in the Acquiror had increased to approximately 75%. The Company's interest in the Acquiror is accounted for as a beneficial interest and is included on the Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
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
The Company purchased a total of $36.6 million face amount of secured and unsecured subordinated notes issued by the CLO I Issuer, for an aggregate purchase price of $35.9 million. The Company subsequently sold some of these notes, and as of March 31, 2018 and December 31, 2017 the Company's remaining investment in these notes had an aggregate fair value of $18.2 million and $24.3 million, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations. In addition to these investments, the Company holds an approximate 25% ownership interest in the Risk Retention Vehicle, with a fair value of $5.1 million and $5.0 million, as of March 31, 2018 and December 31, 2017, respectively, which is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
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
In December 2017, Ellington priced another CLO securitization (the "CLO II Securitization"). Participants in the CLO II Securitization include Ellington, the Company, several other affiliates of Ellington, and several third parties (the "CLO II Co-Participants"). This transaction closed in January 2018 and while certain details differ, it is structured similarly to the CLO I Securitization which closed in June 2017. The Company and each of the CLO II Co-Participants purchased various classes of notes issued by a newly formed securitization trust (the "CLO II Issuer"). In accordance with the Company's accounting policy for recording investment transactions, these purchases were recorded on the trade date (CLO pricing date) rather than the closing date.
The Company purchased a total of $18.2 million face amount of secured senior and secured and unsecured subordinated notes issued by the CLO II Issuer, for an aggregate purchase price of $16.6 million. The Company subsequently sold the senior notes and certain of the secured subordinated notes, and as of March 31, 2018 and December 31, 2017 the Company's remaining investment in the subordinated notes had an aggregate fair value of $11.5 million and $13.4 million, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations. Pursuant to the CLO II Securitization, the cash flows from the underlying loans are applied in accordance with the contractual priority of payments. Upon the closing of the transaction in January 2018, the Company purchased an interest in the associated risk retention vehicle (the "CLO II Risk Retention Vehicle"), which was formed in order for the CLO transaction to comply with the Risk Retention Rules, and had a fair value of $4.7 million as of March 31, 2018. Prior to the CLO pricing date, the Company, along with certain other CLO II Co-Participants that are also affiliates of Ellington, advanced funds (in the form of loans) to the CLO II Issuer to enable it to establish a warehouse facility for the purpose of acquiring assets for the securitization. The CLO II Issuer repaid these loans upon the closing of the CLO II Securitization. As of December 31, 2017, the Company's loan receivable from the CLO II Issuer was in the amount of $16.9 million and is included on the Consolidated Statement of Assets, Liabilities and Equity in Other assets.
The Company does not have the power to direct the activities of the CLO II Issuer or the CLO II Risk Retention Vehicle that most significantly impact its economic performance.
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
The following table details the assets and liabilities of the consolidated securitization trust included in the Company’s Consolidated Statement of Assets, Liabilities, and Equity as of March 31, 2018 and December 31, 2017:

	As of
(In thousands)	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$—	$333
Investments, at fair value	120,333	132,424
Interest and dividends receivable	361	—
Liabilities:
Interest and dividends payable	361	333
Other secured borrowings, at fair value	113,775	125,105
7. Borrowings
Secured Borrowings
The Company's secured borrowings consist of reverse repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of March 31, 2018 and December 31, 2017, the Company's total secured borrowings were $1.517 billion and $1.392 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with 24 and 23 counterparties as of March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, approximately 16% of open reverse repurchase agreements were with one counterparty. As of December 31, 2017, approximately 19% of open reverse repurchase agreements were with one counterparty. As of March 31, 2018 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 2 days to 1004 days and from 2 days to 1094 days as of December 31, 2017. Interest rates on the Company's open reverse repurchase agreements ranged from 0.42% to 5.54% as of March 31, 2018 and from (1.25)% to 4.94% as of December 31, 2017.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS, Credit assets (which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and U.S. Treasury securities, by remaining maturity as of March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$276,496	1.74%	14	$287,014	1.43%	15
31-60 Days	355,430	1.79%	45	264,058	1.47%	46
61-90 Days	227,854	1.94%	76	277,950	1.63%	74
151-180 Days	—	—%	—	602	2.56%	158
Total Agency RMBS	859,780	1.81%	43	829,624	1.51%	44
Credit:
30 Days or Less	39,740	2.72%	11	37,433	2.61%	13
31-60 Days	112,952	2.71%	45	132,201	2.44%	49
61-90 Days	191,567	3.22%	78	130,875	2.75%	77
91-120 Days	3,563	3.27%	94	—	—%	—
121-150 Days	1,953	3.47%	145	8,551	3.79%	128
151-180 Days	11,008	4.05%	170	8,300	3.40%	164
181-360 Days	35,162	3.63%	320	5,090	3.59%	280
> 360 Days	73,015	5.54%	1004	56,944	4.94%	1094
Total Credit Assets	468,960	3.47%	229	379,394	3.00%	219
U.S. Treasury Securities:
30 Days or Less	2,203	1.95%	2	297	1.70%	2
Total U.S. Treasury Securities	2,203	1.95%	2	297	1.70%	2
Total	$1,330,943	2.40%	108	$1,209,315	1.98%	99
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2018 and December 31, 2017, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.59 billion and $1.41 billion, respectively. Collateral transferred under outstanding borrowings as of March 31, 2018 include investments in the amount of $13.3 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $16.8 million and additional securities with a fair value of $0.7 million as of March 31, 2018 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2017 include investments in the amount of $10.6 million that were sold prior to year end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $18.6 million and additional securities with a fair value of $1.3 million as of December 31, 2017 as a result of margin calls from various counterparties.
As of both March 31, 2018 and December 31, 2017, there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.

Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility includes a one year revolving period (or earlier following an early amortization event or event of default), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. After the revolving period ends the facility has a two-year term ending in February 2021. The facility accrues interest on a floating rate basis. As of March 31, 2018, the Company had outstanding borrowings under this facility in the amount of $9.3 million which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity, and the effective interest rate, inclusive of related deferred financing costs, was 4.30%. As of March 31, 2018, the fair value of unsecured loans collateralizing this borrowing was $16.2 million.
In December 2017, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2019 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of March 31, 2018 and December 31, 2017, the Company had outstanding borrowings under this facility in the amount of $62.6 million and $57.9 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.40% and 4.34% as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the fair value of unsecured loans collateralizing this borrowing was $99.1 million and $89.7 million, respectively.
In November 2017, the Company completed a securitization transaction, as discussed in Note 6, whereby it financed a portfolio of non-QM loans. As of March 31, 2018 and December 31, 2017 the fair value of the Company’s outstanding liability associated with this securitization transaction was $113.8 million and $125.1 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on Company's Consolidated Statement of Assets, Liabilities, and Equity in Other Secured Borrowings, at fair value. The weighted average coupon on the Certificates held by third parties was 2.91% and 2.89% as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the fair value of non-QM loans held in the securitization trust was $120.3 million and $132.4 million, respectively.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of Senior Notes. The total net proceeds to the Company from the issuance of the Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Senior Notes bear an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Senior Notes. Interest on the Senior notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of March 31, 2018 the Company was in compliance with all of its covenants.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of March 31, 2018:

Year	Reverse Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
2018	$1,222,766	$31,558	$—	$1,254,324
2019	35,162	145,553	—	180,715
2020	73,015	9,330	—	82,345
2021	—	—	—	—
2022	—	—	86,000	86,000
Total	$1,330,943	$186,441	$86,000	$1,603,384

(1)	Reflects the Company's contractual principal repayment dates.

(2)	Reflects the Company's expected principal repayment dates.
8. Income Taxes
The Company has certain subsidiaries that have elected to be treated as corporations for U.S. federal income tax purposes. As of both March 31, 2018 and December 31, 2017, one such subsidiary had a deferred tax asset, resulting from a net operating loss carryforward, which was fully reserved through a valuation allowance. As of March 31, 2018, the deferred tax asset and the valuation allowance were valued at $4.2 million and $(4.2) million, respectively. As of December 31, 2017, the deferred tax asset and the valuation allowance were valued at 4.0 million and $(4.0) million, respectively.
9. Related Party Transactions
The Company is party to a Management Agreement (which may be amended from time to time), pursuant to which the Manager manages the assets, operations, and affairs of the Company, in consideration of which the Company pays the Manager management and incentive fees. Effective March 13, 2018, the Board of Directors approved a Seventh Amended and Restated Management Agreement between the Company and the Manager. The descriptions of the Base Management Fees and Incentive Fees are detailed below.
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
Pursuant to the Company's management agreement, if the Company invests at issuance in the equity of any collateralized debt obligation that is managed, structured, or originated by Ellington or one of its affiliates, or if the Company invests in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then unless agreed otherwise by majority of the Company's independent directors, the base management and incentive fees payable by the Company to its Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any such management, origination, or structuring fees.
Summary information—For the three month periods ended March 31, 2018 and 2017, the total base management fee incurred, net of fee rebates, was $2.0 million and $2.4 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2018, there was no Loss Carryforward.
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
Summary information—The Company did not incur any expense for incentive fees for either of the three month periods ended March 31, 2018 and 2017, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the three month periods ended March 31, 2018 and 2017, the Company reimbursed the Manager $1.5 million and $1.3 million, respectively, for previously incurred operating and compensation expenses.

Equity Investments in Certain Mortgage Originators
As of March 31, 2018, the mortgage originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date the Company purchases the related residential mortgage loans from the mortgage originator. As of March 31, 2018, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 17, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company has investments in participation certificates related to consumer loans titled in the name of a related party of Ellington. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows, was $14.8 million and $11.7 million as of March 31, 2018 and December 31, 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the three month period ended March 31, 2018, the Company purchased loans under these agreements with an aggregate principal balance of $29.5 million. As of March 31, 2018, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $114.5 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $122.8 million and $114.5 million as of March 31, 2018 and December 31, 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, was $241.7 million and $183.1 million as of March 31, 2018 and December 31, 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.
The Company is a co-investor in certain small balance commercial mortgage loans with two other investors, including an unrelated third party and an affiliate of Ellington. These loans are held in a consolidated subsidiary of the Company. As of March 31, 2018, the aggregate fair value of these loans was $27.9 million and the non-controlling interests held by the unrelated third party and the Ellington affiliate were $1.2 million and $3.9 million, respectively. As of December 31, 2017, the aggregate fair value of these loans was $27.9 million and the non-controlling interests held by the unrelated third party and the Ellington affiliate were $1.8 million and $5.3 million, respectively.

The Company is also a co-investor in certain small balance commercial mortgage loans with other investors, including unrelated third parties and affiliates of Ellington. Each co-investor has an interest in a limited liability company that holds the loans. As of March 31, 2018 the Company's ownership percentage of the jointly owned limited liability company was approximately 17% and had a fair value of $1.8 million, which is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with certain other entities managed by Ellington (the "Affiliated Entities") in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the Affiliated Entities, respectively (the "SBC Assets").
In connection with the financing of the SBC Assets under a reverse repurchase agreement, each of the Company and the Affiliated Entities transferred their respective SBC Assets to a jointly owned entity (the "Jointly Owned Entity"). While the Company's SBC Assets were transferred to the Jointly Owned Entity, the Company's SBC Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its SBC Assets. As of March 31, 2018 and December 31, 2017, the Jointly Owned Entity has outstanding issued debt under the reverse repurchase agreement in the amount of $146.3 million and $106.6 million, respectively. The Company's portion of this debt as of March 31, 2018 and December 31, 2017 was $73.0 million and $56.9 million, respectively, and is included under the caption Reverse repurchase agreements on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent that there is a default under the reverse repurchase agreement, all of the assets of the Jointly Owned Entity, including those beneficially owned by any non-defaulting owners of the Jointly Owned Entity, could be used to satisfy the outstanding obligations under the reverse repurchase agreement. As of March 31, 2018, no party to the reverse repurchase agreement was in default. In connection with this financing as of March 31, 2018 and December 31, 2017 there was a receivable from the Jointly Owned Entity in the amount of $0.3 million and $23.4 million, respectively, which is included in Other assets on the Company's Consolidated Statement of Assets, Liabilities, and Equity.
Multi-Seller Consumer Loan Securitization
In December 2016, in order to facilitate the financing of the Company's share of the subordinated note held by the Acquiror, the Company entered into a repurchase agreement with the Acquiror (the "Acquiror Repurchase Agreement") whereby the Company's share of the subordinated note held by the Acquiror was transferred to the Company as collateral under the Acquiror Repurchase Agreement. The Company then re-hypothecated this collateral to a third-party lending institution pursuant to a reverse repurchase agreement (the "Reverse Agreement"). The Acquiror Repurchase Agreement is included on the Company's Consolidated Statement of Assets, Liabilities and Equity under the caption, Repurchase agreements, at fair value and on its Consolidated Condensed Schedule of Investments. The Company's obligation under the Reverse Agreement is included on its Consolidated Statement of Assets, Liabilities and Equity under the caption, Reverse repurchase agreements. As of March 31, 2018 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $5.7 million and the fair value of the related collateral was $9.4 million. As of December 31, 2017 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $5.7 million and the fair value of the related collateral was $9.4 million. See Note 6 for details of the Company's participation in the multi-seller consumer loan securitization.
Participation in CLO Transactions
As discussed in Note 6, in June 2017 and again in December 2017, the Company participated in securitization transactions, sponsored and managed by the CLO Manager. The CLO Co-Participants, certain CLO II Co-Participants, and the CLO Manager are deemed to be related parties of the Company.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between it and the CLO I Issuer and the CLO II Issuer (the "CLO Issuers"). In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each of the CLO Issuers to the CLO Manager that is allocable to the Company's participating interest in the unsecured subordinated notes issued by each of the CLO Issuers. For the three month period ended March 31, 2018, the amount of such fee rebates was $0.3 million.
In addition, the Company along with certain other affiliates of Ellington and unrelated third parties advanced funds (in the form of loans) to an affiliated entity to enable it to establish a warehouse facility with an unrelated third party for the purpose of acquiring assets for another CLO securitization. The entity would repay these loans upon the successful closing of such CLO securitization. In the event that such CLO securitization fails to close, the assets held by the entity would, subject to a cure period, be liquidated. After the warehouse facility has been fully repaid, the entity will distribute interest earned net of any interest expense and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. As of March 31, 2018, the Company's loan receivable from this affiliated entity was in the amount of $9.6 million and is included on the Consolidated Statement of Assets, Liabilities and Equity in Other assets. The loan receivable is considered a Level 3 asset and its carrying value approximates fair value due to its short term nature and the adequacy of the assets acquired into the warehouse.
10. Long-Term Incentive Plan Units
LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units issued under the Company's incentive plans for each of the three month periods ended March 31, 2018 and 2017 was $0.1 million.
On March 7, 2018, the Company's Board of Directors authorized the issuance of 1,723 LTIP Units to certain of its partially dedicated employees pursuant to the Company's 2017 Equity Incentive Plan. These LTIP Units will vest and become non-forfeitable on March 7, 2019.
The below table details on the Company's unvested LTIP Units as of March 31, 2018:

Grant Recipient	Number of LTIP Units Granted	Grant Date	Vesting Date(1)
Independent directors:
	10,002	September 12, 2017	September 11, 2018
Partially dedicated employees:
	1,723	March 7, 2018	March 7, 2019
	8,533	December 12, 2017	December 12, 2018
	5,886	December 12, 2017	December 12, 2019
	5,583	December 13, 2016	December 13, 2018
Total unvested LTIP Units at March 31, 2018	31,727

(1)	Date at which such LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the three month periods ended March 31, 2018 and 2017:

	Three Month Period Ended March 31, 2018			Three Month Period Ended March 31, 2017
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2017 and 12/31/2016, respectively)	375,000	116,159	491,159	375,000	94,539	469,539
Granted	—	1,723	1,723	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (3/31/2018 and 3/31/2017, respectively)	375,000	117,882	492,882	375,000	94,539	469,539
LTIP Units Vested and Outstanding (3/31/2018 and 3/31/2017, respectively)	375,000	86,155	461,155	375,000	65,828	440,828
As of March 31, 2018, there were an aggregate of 1,906,046 common shares underlying awards, including LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
11. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of both March 31, 2018 and December 31, 2017, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.7% in the Operating Partnership. As of March 31, 2018 and December 31, 2017 non-controlling interest related to the outstanding 212,000 OP Units was $4.1 million and $4.0 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. The subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2018 and December 31, 2017 these joint venture partners' interests in subsidiaries of the Company were $11.3 million and $16.7 million, respectively.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
12. Common Share Capitalization
During the three month periods ended March 31, 2018 and 2017, the Board of Directors authorized dividends totaling $0.41 per share and $0.45 per share, respectively. Total dividends paid during the three month periods ended March 31, 2018 and 2017 were $12.9 million and $14.8 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the three month periods ended March 31, 2018 and 2017:

	Three Month Period Ended
	March 31, 2018	March 31, 2017
Common Shares Outstanding (12/31/2017 and 12/31/2016, respectively)	31,335,938	32,294,703
Share Activity:
Shares repurchased	(943,897)	(130,488)
Director LTIP Units exercised	—	—
Common Shares Outstanding (3/31/2018 and 3/31/2017, respectively)	30,392,041	32,164,215
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of March 31, 2018 and 2017, the Company's issued and outstanding common shares would increase to 31,096,923 shares and 32,845,754 shares, respectively.
On February 6, 2018, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on March 6, 2017. During the three month period ended March 31, 2018, the Company repurchased 943,897 shares at an average price per share of $14.80 and a total cost of $14.0 million.

13. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three Month Period Ended March 31,
	2018	2017
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$21,039	$15,278
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	142	99
Net increase in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interest	21,181	15,377
Net increase in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase in shareholders' equity resulting from operations– common shares	20,709	15,059
Net increase in shareholders' equity resulting from operations– LTIP Units	330	219
Dividends Paid(2):
Common shareholders	(12,562)	(14,515)
LTIP Unit holders	(201)	(211)
Non-controlling interest	(87)	(95)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interest	(12,850)	(14,821)
Undistributed (Distributed in excess of) earnings:
Common shareholders	8,147	544
LTIP Unit holders	129	8
Non-controlling interest	55	4
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interest	$8,331	$556
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	30,830,615	32,248,613
Weighted average participating LTIP Units	491,638	469,539
Weighted average non-controlling interest units	212,000	212,000
Basic earnings per common share:
Distributed	$0.41	$0.45
Undistributed (Distributed in excess of)	0.26	0.02
	$0.67	$0.47
Diluted earnings per common share:
Distributed	$0.41	$0.45
Undistributed (Distributed in excess of)	0.26	0.02
	$0.67	$0.47

(1)
For the three month periods ended March 31, 2018 and 2017, excludes net increase in equity resulting from operations of $0.1 million and $0.4 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 11.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
14. Counterparty Risk
As of March 31, 2018, investments with an aggregate value of approximately $1.59 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $13.3 million that were sold prior to period end but for which such sale had not yet settled as of March 31, 2018.
At March 31, 2018 no single counterparty held more than 15% of the total amount held with dealers as collateral for various reverse repurchase agreements. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $55.9 million were held in custody at the Bank of New York Mellon Corporation as of March 31, 2018.

The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of March 31, 2018:

Dealer	% of Total Due from Brokers
Morgan Stanley	51%
J.P. Morgan Securities LLC	20%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of March 31, 2018:

Dealer	% of Total Receivable for Securities Sold
Bank of America Securities	49%
Credit Suisse Securities LLC	17%
In addition, the Company held cash and cash equivalents of $25.7 million and $47.2 million as of March 31, 2018 and December 31, 2017, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	March 31, 2018	December 31, 2017
Bank of New York Mellon Corporation	90%	37%
Bank of America Securities	3%	2%
BlackRock Liquidity Funds FedFund Portfolio	2%	56%
Goldman Sachs Financial Square Funds—Government Fund	2%	—%
Morgan Stanley Institutional Liquidity Fund—Government Portfolio	2%	—%
US Bank N.A.	1%	—%
Deutsche Bank Securities	—%	5%
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
The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250	$250
Flow consumer loan purchase and sale agreement	175	175
Total	$425	$425
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

The following tables present information about certain assets and liabilities representing financial instruments as of March 31, 2018 and December 31, 2017. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2018:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$30,038	$(18,876)	$—	$(2,805)	$8,357
Repurchase agreements	132,538	(132,538)	—	—	—
Liabilities
Financial derivatives–liabilities	(34,925)	18,876	—	16,049	—
Reverse repurchase agreements	(1,330,943)	132,538	1,182,424	15,981	—
December 31, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$28,165	$(18,708)	$—	$(1,720)	$7,737
Repurchase agreements	155,949	(155,949)	—	—	—
Liabilities
Financial derivatives–liabilities	(36,273)	18,708	—	17,565	—
Reverse repurchase agreements	(1,209,315)	155,949	1,034,808	18,558	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of March 31, 2018 and December 31, 2017 were $1.59 billion and $1.41 billion, respectively. As of March 31, 2018 and December 31, 2017, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $1.2 million and $6.4 million, respectively. As of March 31, 2018 and December 31, 2017, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $13.7 million and $16.6 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both March 31, 2018 and December 31, 2017, the Company has no liabilities recorded for these agreements.

Commitments and Contingencies Related to Investments in Mortgage Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 9, Related Party Transactions, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage originator under master repurchase agreements. The Company's maximum guarantees are capped at $30.0 million. As of March 31, 2018 the mortgage originator had $15.4 million outstanding borrowings under these agreements guaranteed by the Company. The Company's obligation under these arrangements are deemed to be guarantees under ASC 460-10 and are carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of both March 31, 2018 and December 31, 2017 the estimated fair value of such guarantees was zero.
18. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three Month Period Ended March 31, 2018	Three Month Period Ended March 31, 2017
Beginning Shareholders' Equity Per Share (12/31/2017 and 12/31/2016, respectively)	$19.15	$19.75
Net Investment Income	0.33	0.37
Net Realized/Unrealized Gains (Losses)	0.36	0.11
Results of Operations Attributable to Equity	0.69	0.48
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)	(0.01)
Results of Operations Attributable to Shareholders' Equity(1)	0.68	0.47
Dividends Paid to Common Shareholders	(0.41)	(0.45)
Weighted Average Share Impact on Dividends Paid (2)	—	(0.01)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.14	0.02
Ending Shareholders' Equity Per Share (3/31/2018 and 3/31/2017, respectively)(3)	$19.56	$19.78
Shares Outstanding, end of period	30,392,041	32,164,215

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of March 31, 2018 and 2017, shareholders' equity per share would be $19.25 and $19.50, respectively.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three Month Period Ended March 31, 2018	Three Month Period Ended March 31, 2017
Total Return	4.30%	2.48%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three month periods ended March 31, 2018 and 2017, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 5.03% and 4.89%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.

Net Investment Income Ratio to Average Equity: (1)(2)

	Three Month Period Ended March 31, 2018	Three Month Period Ended March 31, 2017
Net Investment Income	6.75%	7.36%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three Month Period Ended March 31, 2018	Three Month Period Ended March 31, 2017
Operating expenses, before interest expense and other investment related expenses	(2.67)%	(2.83)%
Interest expense and other investment related expenses	(9.56)%	(4.70)%
Total Expenses	(12.23)%	(7.53)%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.
19. Subsequent Events
On May 2, 2018, the Company's Board of Directors approved a dividend for the first quarter of 2018 in the amount of $0.41 per share payable on June 15, 2018 to shareholders of record as of June 1, 2018.

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
Special Note Regarding Forward-Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, or the "SEC," or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "project," "plan," "continue," "intend," "should," "would," "could," "goal," "objective," "will," "may," "seek," or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," and, as such, may involve known and unknown risks, uncertainties, and assumptions.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of our Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Executive Summary
We are a specialty finance company that invests in a diverse array of financial assets, including residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," residential and commercial mortgage loans, consumer loans and asset-backed securities, or "ABS," backed by consumer loans, collateralized loan obligations, or "CLOs," corporate equity and debt securities (including distressed debt), non-mortgage and mortgage-related derivatives, equity investments in mortgage-related entities, and other strategic investments. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 23-year history of investing in the credit markets.
We conduct all of our operations and business activities through the Operating Partnership. As of March 31, 2018, we have an ownership interest of approximately 99.3% in the Operating Partnership. The interest of approximately 0.7% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through March 31, 2018, our Credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2018, we financed the vast majority of our Agency RMBS assets, and the majority of our Credit assets, through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of reverse repos. In addition to financing assets through reverse repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. In addition, we have obtained term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans through the securitization markets. We have also issued unsecured long-term debt.
As of March 31, 2018, outstanding borrowings under reverse repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Statement of Assets, Liabilities, and Equity) were $1.5 billion. Of our total borrowings outstanding under reverse repos and Total other secured borrowings, approximately 57%, or $859.8 million, relates to our Agency RMBS holdings, as of March 31, 2018. The remaining outstanding borrowings relate to our Credit portfolio and U.S. Treasury securities.
As of March 31, 2018 we also had $86.0 million outstanding of unsecured long-term debt, which matures in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%. See Note 7 of the notes to our consolidated financial statements for further detail on the Senior Notes.
Our debt-to-equity ratio was 2.63 to 1 as of March 31, 2018. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
During the three month period ended March 31, 2018 we repurchased 943,897 common shares at an average price per share of $14.80 and a total cost of $14.0 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases. From April 1, 2018 through May 4, 2018, we have repurchased an additional 207,989 shares for an aggregate cost of $3.1 million.
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

We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of March 31, 2018, our diluted book value per share was $19.25, as compared to $18.85 as of December 31, 2017. On a diluted basis, the Company's net-asset-value-based total return for the three month period ended March 31, 2018 was 4.28%. Additionally our diluted net-asset-value-based total return was 184.91% from our inception (August 17, 2007) through March 31, 2018, and our annualized inception-to-date diluted net-asset-value-based total return was 10.36% as of March 31, 2018.
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
The majority of CMBS utilize senior/subordinate structures, similar to those found in non-Agency RMBS. Subordination levels vary so as to provide for one or more AAA credit ratings on the most senior classes, with less senior securities rated investment grade and non-investment grade, including a first loss component which is typically unrated. This first loss component is commonly referred to as the "B-piece," which is the most subordinated (and therefore highest yielding and riskiest) tranche of a CMBS securitization. Much of our focus within the CMBS sector has been on B-pieces.
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
The commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; the loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate. In addition, we also opportunistically participate in the origination of "bridge" loans, which have shorter terms and higher interest rates than more traditional commercial mortgage loans. Bridge loans are typically secured by properties in transition, where the borrower is in the process of either re-developing or stabilizing operations at the property. Within both our distressed and bridge loan strategies, we focus on smaller balance loans and loan packages that are less-competitively-bid. These loans typically have balances that are less than $20 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower. Properties securing these loans may include multi-family, retail, office, industrial, and other commercial property types.
Consumer Loans and ABS
We acquire U.S. consumer whole loans and ABS backed by U.S. consumer loans. Our U.S. consumer loan portfolio primarily consists of unsecured loans, but also includes secured auto loans. We are currently purchasing newly originated consumer loans under flow agreements with originators, and we continue to evaluate new opportunities. We seek to purchase newly originated consumer loans from originators that have demonstrated disciplined underwriting with a significant focus on regulatory compliance and sound lending practices. Our ABS backed by U.S. consumer loans consist of retained tranches of our consumer loan securitizations. Through securitization of our consumer loans, we are essentially able to achieve long-term financing for the securitized pool.
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
In our corporate credit relative value trading strategy, we seek to identify and capitalize on short-term pricing disparities in the corporate credit markets. As a subset of this strategy, we often engage in "basis trading," where we hold long or short positions in the bonds of a corporate issuer and simultaneously hold offsetting positions in credit default swaps referencing the same corporate issuer.
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
Currently, our credit hedges consist primarily of financial instruments tied to corporate credit, such as CDS on corporate bond indices, short positions in and CDS on corporate bonds; and positions involving exchange traded funds, or "ETFs," of corporate bonds. Our credit hedges also currently include CDS tied to individual MBS or an index of several MBS, such as CDS on CMBS indices, or "CMBX."
We also opportunistically overlay our corporate credit hedges and mortgage-related derivatives with certain relative value long/short positions involving the same or similar instruments.
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
Trends and Recent Market Developments

•	In March, the U.S. Federal Reserve, or "Federal Reserve," raised the target range for the federal funds rate by 0.25%, to 1.50%–1.75%, its sixth rate increase since December 1, 2015.

•
In January, and then again in April, the Federal Reserve increased the amount of the tapering of its reinvestments, in line with the schedule it had laid out in September 2017. The tapering of Agency RMBS purchases increased to $8 billion per month in January, and to $12 billion per month in April.

•
Despite steepening over the first two months of the year, the yield curve finished the quarter flatter than where it started, for the fifth consecutive quarter. The 2-year U.S. Treasury yield rose 38 basis points to end the quarter at

2.27%, while the 10-year U.S. Treasury yield increased 33 basis points to 2.74%; the spread between the 2-year and 10-year tightened to just 47 basis points, as compared to 52 basis points at year-end.

•	One-month LIBOR increased 32 basis points to end the first quarter at 1.88%, while three-month LIBOR increased 62 basis points to 2.31%. Both of these levels were the highest in over nine years.

•	Mortgage rates increased in the first quarter, with the Freddie Mac survey 30-year mortgage rate rising 45 basis points to end the quarter at 4.44%.

•
Overall Agency RMBS prepayment rates continued to be muted during the quarter. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, was unchanged quarter over quarter.

•
Data released by S&P Dow Jones Indices for its S&P CoreLogic Case-Shiller Indices for February 2018 showed, on average, a continuation of mid-single-digit home price appreciation nationally, with home prices posting a 6.8%year-over-year increase for its 20-City Composite and a 6.5% year-over-year increase for its 10-City Composite, after seasonal adjustments.

•
Data from the Federal Reserve Bank of New York's Quarterly Report on Household Debt and Credit indicated that aggregate household debt balances increased 4.5% year over year to $13.15 trillion in 2017, which is $473 billion higher than the previous peak of $12.68 trillion reached in the third quarter of 2008. The University of Michigan's Index of Consumer Sentiment increased 1.9% year over year in April 2018, indicating consumers hold a favorable assessment of the economy and their current financial condition.

The beginning of 2018 started much like 2017 finished, with equities reaching new highs in January. However, toward the end of January, the relative stability of 2017 suddenly reversed course. Equities sold off violently, driven in part by concerns over inflation and rising interest rates. The Dow Jones Industrial Average moved more than 2% in four of the first six trading sessions of February, as compared to no such days during 2017. By February 8th, just nine trading days after reaching its all-time high, the S&P 500 Index entered correction territory. At the same time, long-term interest rates rose steadily and finally broke out of their 2017 ranges, with the 10-year U.S. Treasury yield reaching 2.95% on February 21st, marking the highest daily close in more than four years and 91 basis points higher than the 2017 lows reached just last September. The Chicago Board Options Exchange Volatility Index, known as the VIX, jumped 282% between January 1st and February 5th, with a 20-point surge occurring on February 5th, its largest one-day movement on record. On February 9th, the Merrill Lynch Option Volatility Estimate Index, or MOVE Index, closed 54% above its year-end level, reaching its highest level since April 2017.
In March, equity volatility remained elevated amidst new concerns of an international trade war, while long-term interest rates leveled off and the yield curve flattened. Despite all of the volatility, the S&P 500 Index finished the quarter down only 1.2%.
During the quarter, yield spreads across many credit products widened in sympathy with the interest rate and equity market volatility. Corporate credit spreads tightened slightly during January but then widened dramatically. The Markit North America High Yield Index widened 63 basis points during the quarter—and in March reached its highest level since December 2016—while the Bloomberg Barclays U.S. Corporate Investment Grade Index registered a negative return of (79) basis points for the first quarter. Meanwhile, LIBOR continued its rapid rise, with 3-month LIBOR climbing 62 basis points from the end of last year. This increase in LIBOR boosted coupons in floating rate debt instruments and benefited the structured credit sector, including CLOs, leveraged loans, and legacy Non-Agency RMBS.
Agency RMBS prices came under substantial pressure during the first quarter, with interest rates materially higher and many coupons experiencing significant duration extension. These price movements were further compounded by a significant widening in Agency RMBS yield spreads, caused primarily by increased interest rate volatility and the technical drag created by the escalation of the Federal Reserve's tapering program. As measured by the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index, Agency RMBS generated a negative return of (1.19%) for the quarter, underperforming (on a duration-adjusted basis) the Bloomberg Barclays U.S. Treasury Index by 39 basis points.
Portfolio Overview and Outlook
As of March 31, 2018, our long Credit portfolio (excluding corporate credit relative value trading positions, hedges, and other derivatives) increased 11.8% to $1.146 billion, from $1.025 billion as of December 31, 2017; and our long Agency RMBS portfolio increased 6.5% to $928.2 million as of March 31, 2018, from $871.8 million as of December 31, 2017.

Credit Summary

	As of March 31, 2018		As of December 31, 2017
($ in thousands)	Fair Value(1)	% of Total Long Credit Portfolio	Fair Value(1)	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$226,403	19.8%	$184,569	18.0%
CMBS	11,666	1.0%	29,144	2.8%
Commercial Mortgage Loans and Real Estate Owned, or "REO"(3)	139,367	12.2%	133,987	13.1%
Consumer Loans and ABS Backed by Consumer Loans(2)	148,418	12.9%	138,202	13.5%
Corporate Debt and Equity	8,228	0.7%	8,206	0.8%
Debt and Equity Investment in Mortgage-Related Entities	30,215	2.6%	29,017	2.8%
Residential Mortgage Loans and REO	241,651	21.1%	183,063	17.9%
Non-Agency RMBS	169,185	14.8%	159,743	15.6%
Non-Dollar Denominated:
CLO	10,559	0.9%	31,280	3.1%
CMBS	21,500	1.9%	11,601	1.1%
Consumer Loans and ABS Backed by Consumer Loans	5,911	0.5%	2,749	0.3%
Corporate Debt and Equity	12,880	1.1%	13,463	1.3%
RMBS(4)	119,791	10.5%	99,923	9.7%
Total Long Credit	$1,145,774	100.0%	$1,024,947	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, positions related to our corporate credit relative value strategy, or other hedge positions.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO.
During the three month period ended March 31, 2018, the growth of the Credit portfolio was primarily in the following strategies: an increase of $58.6 million in residential mortgage loans and REO, $19.9 million in European non-conforming RMBS, and $10.2 million in consumer loans and ABS. In addition, we increased our holdings of certain more liquid, lower-risk assets, such as U.S. non-Agency RMBS and CLO note investments. We believe that these investments can be sold easily as we continue to add higher-yielding assets, and in the meantime they provide the opportunity for solid net income. Strategies that declined in size during the three month period ended March 31, 2018 included European CLOs, which declined by $20.7 million, and U.S. CMBS, which declined by $17.5 million.
Also during the three month period ended March 31, 2018, we added financing facilities for certain of our consumer loan and European non-performing loan strategies, and participated in a second Ellington-sponsored CLO in January. We are optimistic that market conditions will support additional securitizations across our non-QM and leveraged loan strategies later this year. Of note with respect to our CLO securitization strategy, the United States Court of Appeals for the District of Columbia Circuit ruled in February that U.S. risk retention rules do not apply to managers of open-market CLOs. If not successfully challenged, we believe that this ruling will increase the liquidity of certain of our CLO investments.
Our Credit portfolio performed very well during the three month period ended March 31, 2018 and continued to be the primary driver of our earnings. We benefited from strong performance from several of our loan-related strategies, including consumer loans, small-balance commercial loans, and European and U.S. non-performing loans, along with investments in mortgage originators. Among our securities strategies, our CMBS, non-Agency and European non-conforming RMBS, and U.S. CLO strategies also contributed strong results.
For the three month period ended March 31, 2018, our credit hedges had no material impact on our results. The interest rate hedges in our Credit strategy, which currently consist primarily of interest rate swaps, contributed a modest gain for the three month period ended March 31, 2018. We had net losses on our foreign currency hedges for the three month period ended March 31, 2018, but these were more than offset by net gains on foreign currency-related transactions and translation.

In our corporate credit relative value strategy, as of March 31, 2018, the market value of our long corporate bonds was $74.2 million, the aggregate market value of our short corporate bonds was $(46.4) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $122.8 million and $(162.4) million, respectively. This strategy contributed modestly to results for the three month period ended March 31, 2018. As of December 31, 2017 in this strategy, the market value of our long corporate bonds was $51.2 million, the aggregate market value of our short corporate bonds was $(54.3) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $142.5 million and $(140.3) million, respectively.
Agency RMBS Summary

	As of March 31, 2018		As of December 31, 2017
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:(1)
Fixed Rate	$830,689	89.5%	$768,751	88.2%
Floating Rate	7,270	0.8%	8,067	0.9%
Reverse Mortgages	57,825	6.2%	60,866	7.0%
IOs	32,450	3.5%	34,150	3.9%
Total Long Agency RMBS(1)	928,234	100.0%	871,834	100.0%
Net Short TBAs(1)	(306,288)		(336,509)
Net Agency Portfolio	$621,946		$535,325

(1)
Long TBA positions, with a fair value of $193.3 million and $123.7 million, as of March 31, 2018 and December 31, 2017, respectively, are included in Net Short TBAs, and are not included in Long Agency RMBS.

During the three month period ended March 31, 2018, Agency RMBS prices dropped, which led to realized and unrealized losses on our Agency portfolio. However, these losses were mostly offset by the net interest income from the portfolio and gains on our interest rate hedges. Portfolio turnover for our Agency strategy was approximately 8% for the three month period ended March 31, 2018 (as measured by sales and excluding paydowns), as compared to 7% for the three month period ended December 31, 2017.
Results for our Agency strategy were also dampened by the outperformance of TBAs relative to specified pools during the quarter, driven by strong TBA dollar rolls and muted prepayments. We continued to concentrate our long investments in specified pools and hold net short positions in TBAs as a significant component of our interest rate hedging strategy. As of March 31, 2018, the weighted average coupon on our fixed-rate specified pools was 4.0%. Average pay-ups on our specified pools decreased to 0.61% as of March 31, 2018, from 0.74% as of December 31, 2017. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
During the quarter we continued to hedge interest rate risk in our Agency strategy, primarily through the use of short positions in TBAs, and to a lesser extent interest rate swaps and short positions in U.S. Treasury securities and futures. For the quarter, we had total net gains of $10.2 million on our interest rate hedging portfolio. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs and of U.S. Treasury futures contracts increased quarter over quarter relative to interest rate swaps.
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

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three month periods ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017.

	Three Month Period Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Three Month Constant Prepayment Rates(1)	8.4%	11.2%	13.4%	11.9%	10.5%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2018 and December 31, 2017:

		March 31, 2018			December 31, 2017
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$15,912	$15,928	31	$25,702	$26,241	23
	3.50	60,696	62,132	33	63,241	65,684	30
	4.00	8,570	8,885	54	9,619	10,093	52
	4.50	2,661	2,817	84	2,794	2,973	81
Total 15-year fixed-rate mortgages		87,839	89,762	36	101,356	104,991	32
20-year fixed-rate mortgages:
	4.00	1,613	1,678	84	1,633	1,728	81
	4.50	1,012	1,072	53	1,023	1,099	50
Total 20-year fixed-rate mortgages		2,625	2,750	72	2,656	2,827	69
30-year fixed-rate mortgages:
	3.00	6,494	6,370	43	9,889	9,938	48
	3.28	111	108	69	112	112	66
	3.50	165,340	166,504	18	142,819	147,579	17
	3.75	2,894	2,936	8	2,906	3,025	5
	4.00	322,197	332,557	23	293,113	308,760	24
	4.50	172,025	181,359	26	135,362	144,978	31
	5.00	40,136	42,998	54	37,959	41,078	59
	5.50	2,792	3,043	112	2,851	3,134	110
	6.00	2,060	2,302	97	2,071	2,329	94
Total 30-year fixed-rate mortgages		714,049	738,177	25	627,082	660,933	27
Total fixed-rate Agency RMBS		$804,513	$830,689	26	$731,094	$768,751	28
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.1% and 3.2% as of March 31, 2018 and December 31, 2017, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $455.8 million and a fair value of $466.6 million as of March 31, 2018, as compared to a notional value of $391.8 million and a fair value of $407.8 million as of December 31, 2017. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 3.4% and 5.1% as of March 31, 2018 and December 31, 2017, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of March 31, 2018 and December 31, 2017.

	As of
	March 31, 2018	December 31, 2017
	($ in thousands)
Recourse(1) Borrowings:
Reverse Repurchase Agreements	$1,330,943	$1,209,315
Other Secured Borrowings	9,330	—
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	1,426,273	1,295,315
Debt-to-Equity Ratio Based on Total Recourse Borrowings	2.34:1	2.09:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.33:1	2.09:1
Non-Recourse(1) Borrowings:
Other Secured Borrowings	62,550	57,909
Other Secured Borrowings, at fair value(2)	113,775	125,105
Total Recourse and Non-Recourse Borrowings	1,602,598	1,478,329
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	2.63:1	2.38:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	2.62:1	2.38:1

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
Our financing costs include interest expense related to our reverse repo borrowings, Total other secured borrowings, and Senior Notes. For the three month period ended March 31, 2018 the weighted average cost of funds of our reverse repo borrowings and Total other secured borrowings increased 34 basis points to 2.45%, from 2.11% for the three month period ended December 31, 2017. The interest rates on our reverse repo borrowings and Total other secured borrowings are based on, or correlated with, LIBOR, and as a result our associated borrowing costs have increased as LIBOR has increased. Our average cost of funds also increased because our Credit-related secured borrowings constituted a larger share of our total borrowings relative to our Agency-related borrowings for the three month period ended March 31, 2018. Our Credit portfolio carries higher funding costs relative to our Agency RMBS portfolio.
As of March 31, 2018, our outstanding borrowings included $86.0 million in aggregate principal amount of unsecured Senior Notes maturing on September 1, 2022. The Senior Notes bear interest at a rate of 5.25% per annum, and interest is payable semi-annually in arrears on March 1 and September 1 of each year. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%.
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or "Dodd-Frank Act," bank capital treatment of reverse repo transactions has become more onerous, thereby making it less attractive for banks to provide certain forms of reverse repo financing. While large banks still dominate the reverse repo market, many non-bank firms, not subject to the same regulations as large banks, are also active in providing reverse repo financing. The vast majority of our outstanding reverse repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into reverse repos with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio including reverse repo, Total other secured borrowings, and our Senior Notes, increased to 2.62:1, excluding U.S. Treasury securities, as of March 31, 2018, as compared to 2.38:1 as of December 31, 2017. The increase in borrowings related to our Credit and Agency portfolios, coupled with a lower capital base resulting from share repurchases, led to an increase in our debt-to-equity ratio as of March 31, 2018. Our debt-to-equity ratio excluding the $113.8 million of debt related to our non-QM loan securitization would have been 2.44:1 as of March 31, 2018.
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
Certain of our critical accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(In thousands)	Fair Value	Cost	Fair Value	Cost
Long:
Credit:
Dollar Denominated:
CLO(2)	$226,403	$232,741	$184,569	$189,234
CMBS	11,666	13,015	29,144	31,228
Commercial Mortgage Loans and REO(3)	139,367	138,392	133,987	133,498
Consumer Loans and ABS Backed by Consumer Loans(2)	148,418	158,089	138,202	148,657
Corporate Debt and Equity	82,426	83,061	59,452	59,974
Debt and Equity Investment in Mortgage-Related Entities	30,215	25,314	29,017	28,218
Non-Agency RMBS	169,185	157,249	159,743	146,606
Residential Mortgage Loans and REO	241,651	239,954	183,063	180,682
Non-Dollar Denominated:
CLO	10,559	9,681	31,280	28,957
CMBS	21,500	20,336	11,601	10,846
Consumer Loans and ABS Backed by Consumer Loans	5,911	1,005	2,749	1,075
Corporate Debt and Equity	12,880	12,864	13,463	13,785
RMBS(4)	119,791	112,307	99,923	95,672
Agency:
Fixed-Rate Specified Pools	830,689	849,000	768,751	774,696
Floating-Rate Specified Pools	7,270	7,407	8,067	8,135
IOs	32,450	32,925	34,150	35,157
Reverse Mortgage Pools	57,825	59,107	60,866	61,460
TBAs	193,332	192,834	123,680	123,874
Government:
Dollar Denominated	2,200	2,178	—	—
Total Long	2,343,738	2,347,459	2,071,707	2,071,754
Repurchase Agreements
Dollar Denominated	94,060	94,059	84,668	84,668
Non-Dollar Denominated	38,478	38,671	71,281	70,441
Total Repurchase Agreements	132,538	132,730	155,949	155,109
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	(85,186)	(86,587)	(91,902)	(91,778)
Agency:
TBAs	(499,620)	(497,379)	(460,189)	(459,953)
Government:
Dollar Denominated	(69,156)	(68,716)	(53,021)	(53,322)
Non-Dollar Denominated	(38,000)	(35,101)	(37,128)	(35,149)
Total Short	(691,962)	(687,783)	(642,240)	(640,202)
Net Total	$1,784,314	$1,792,406	$1,585,416	$1,586,661

(1)	For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments contained in our consolidated financial statements.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO.

The following table summarizes our financial derivatives portfolio(1)(2) as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018				As of December 31, 2017
	Notional			Net Fair Value	Notional			Net Fair Value
(In thousands)	Long	Short	Net		Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$14,554	$(26,971)	$(12,417)	$5,138	$7,712	$(34,421)	$(26,709)	$7,553
Total Net Mortgage-Related Derivatives	14,554	(26,971)	(12,417)	5,138	7,712	(34,421)	(26,709)	7,553
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	174,088	(424,880)	(250,792)	(17,309)	169,876	(446,236)	(276,360)	(17,980)
Total Return Swaps on Corporate Equities(3)	60	(10,073)	(10,013)	1	235	(10,317)	(10,082)	—
Total Return Swaps on Corporate Bond Indices(4)	—	(18,290)	(18,290)	16	—	—	—	—
Total Net Corporate-Related Derivatives	174,148	(453,243)	(279,095)	(17,292)	170,111	(456,553)	(286,442)	(17,980)
Interest Rate-Related Derivatives:
Interest Rate Swaps	350,799	(606,304)	(255,505)	8,382	453,350	(925,644)	(472,294)	3,231
U.S. Treasury Futures(5)	—	(95,900)	(95,900)	(931)	—	(6,800)	(6,800)	45
Total Interest Rate-Related Derivatives				7,451				3,276
Other Derivatives:
Foreign Currency Forwards(6)	—	(25,097)	(25,097)	(89)	—	(42,306)	(42,306)	(473)
Foreign Currency Futures(7)	—	(35,250)	(35,250)	(92)	—	(27,000)	(27,000)	(508)
Other(8)	n/a	n/a	n/a	(3)	n/a	n/a	n/a	24
Total Net Other Derivatives				(184)				(957)
Net Total				$(4,887)				$(8,108)

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of March 31, 2018, derivative assets and derivative liabilities were $30.0 million and $(34.9) million, respectively, for a net fair value of $(4.9) million, as reflected in "Net Total" above. As of December 31, 2017, derivative assets and derivative liabilities were $28.2 million and $(36.3) million, respectively, for a net fair value of $(8.1) million, as reflected in "Net Total" above.

(3)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(4)	Notional value represents the number of underlying index units multiplied by the reference price.

(5)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2018 and December 31, 2017 a total of 959 and 68 short U.S. Treasury futures contracts were held, respectively.

(6)
Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract. Long notional value represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(7)
Notional value represents the total face amount of currency futures underlying all contracts held. As of March 31, 2018 and December 31, 2017 a total of 348 and 216 short foreign currency futures contracts were held, respectively.

(8)
As of March 31, 2018 includes interest rate caps and interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate. As of December 31, 2017 includes interest rate caps, equity call options, and interest rate "basis" swaps.

As of March 31, 2018, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.2 billion as compared to $3.0 billion as of December 31, 2017. Total liabilities as of March 31, 2018 and December 31, 2017 were $2.6 billion and $2.4 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.5 billion and $2.3 billion as of March 31, 2018 and December 31, 2017, respectively, while our investments sold short and financial derivatives included in total liabilities were $726.9 million and $678.5 million as of March 31, 2018 and December 31, 2017, respectively. Investments sold short consist principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2018 and December 31, 2017, we had a net short TBA position of $306.3 million and $336.5 million, respectively.

TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of March 31, 2018, total assets included $193.3 million of TBAs as well as $497.6 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2017, total assets included $123.7 million of TBAs as well as $460.7 million of receivables for securities sold relating to unsettled TBA sales. As of March 31, 2018, total liabilities included $499.6 million of TBAs sold short as well as $193.1 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2017, total liabilities included $460.2 million of TBAs sold short as well as $123.9 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We have entered into reverse repos to finance some of our assets. As of March 31, 2018 and December 31, 2017, indebtedness outstanding on our reverse repos was approximately $1.3 billion and $1.2 billion respectively. As of March 31, 2018, we had total Agency RMBS of $901.8 million financed with reverse repos as compared to $866.1 million as of December 31, 2017. As of March 31, 2018, we had total Credit assets of $685.9 million financed with reverse repos as compared to $542.4 million as of December 31, 2017. As of March 31, 2018 and December 31, 2017 we also had total U.S. Treasury securities of $2.2 million and $0.3 million, respectively, financed with reverse repos. Outstanding indebtedness under reverse repos for Agency RMBS as of March 31, 2018 and December 31, 2017 was $859.8 million and $829.6 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of March 31, 2018 and December 31, 2017 was $469.0 million and $379.4 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of March 31, 2018 and December 31, 2017 was $2.2 million and $0.3 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of March 31, 2018 we had Total other secured borrowings of $185.7 million, used to finance $235.6 million of non-QM and consumer loans. This compares to Total other secured borrowings of $183.0 million as of December 31, 2017, used to finance $222.1 million of non-QM and consumer loans. In addition to our secured borrowings, we had $86.0 million of unsecured Senior Notes outstanding as of both March 31, 2018 and December 31, 2017.
As of March 31, 2018 and December 31, 2017 our debt-to-equity ratio was 2.63 to one and 2.38 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of March 31, 2018 and December 31, 2017 was 2.62 to one and 2.38 to one, respectively. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of March 31, 2018 and December 31,

2017, our derivative and TBA counterparties posted an aggregate value of approximately $3.1 million and $1.7 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the three month period ended March 31, 2018 and 2017, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $6.6 billion and $4.5 billion, respectively. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed-rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed-rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed-rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of March 31, 2018, our equity decreased by approximately $11.0 million to $610.0 million from $621.0 million as of December 31, 2017. This decrease principally consisted of dividends paid of $12.9 million, distributions to joint venture partners of approximately $6.8 million, and payments to repurchase common shares of $14.0 million. These decreases were partially offset by a net increase in equity resulting from operations for the three month period ended March 31, 2018 of $21.3 million and an increase related to contributions from our non-controlling interests of approximately $1.2 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $594.5 million as of March 31, 2018.

Results of Operations for the Three Month Periods Ended March 31, 2018 and 2017
The table below represents the net increase (decrease) in equity resulting from operations for the three month periods ended March 31, 2018 and 2017.

	Three Month Period Ended March 31,
(In thousands except per share amounts)	2018	2017
Interest income	$28,092	$22,886
Other income	716	939
Total investment income	28,808	23,825
Expenses:
Base management fee to affiliate (Net of fee rebates of $275 and $0, respectively)	1,978	2,410
Interest expense	11,562	6,003
Other investment related expenses	2,952	1,521
Other operating expenses	2,074	2,116
Total expenses	18,566	12,050
Net investment income	10,242	11,775
Net realized and change in net unrealized gain (loss) on investments	5,733	6,352
Net realized and change in net unrealized gain (loss) on other secured borrowings	784	—
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	4,099	(2,738)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	(1,404)	(492)
Net foreign currency gain (loss)	1,870	833
Net increase in equity resulting from operations	21,324	15,730
Less: Net increase in equity resulting from operations attributable to non-controlling interests	285	452
Net increase in shareholders' equity resulting from operations	$21,039	$15,278
Net increase in shareholders' equity resulting from operations per share	$0.67	$0.47
Summary of Net Increase in Shareholders' Equity from Operations
For the three month period ended March 31, 2018 we had a net increase in shareholders' equity resulting from operations of $21.0 million, and for the three month period ended March 31, 2017 we had a net increase in shareholders' equity resulting from operations of $15.3 million. The period-over-period increase in our results of operations was primarily due to a reversal in our net realized and unrealized gains and (losses) on our financial derivatives, excluding currency hedges. For the three month period ended March 31, 2018 we had net realized and unrealized gains on our financial derivatives of $4.1 million as compared to net realized and unrealized losses of $(2.7) million for the three month period ended March 31, 2017. Total return based on changes in "net asset value" or "book value" for our common shares was 4.30% for the three month period ended March 31, 2018 as compared to 2.48% for the three month period ended March 31, 2017. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $10.2 million and $11.8 million for the three month periods ended March 31, 2018 and 2017, respectively. Net investment income consists of interest and other income less total expenses. The slight period-over-period decrease in net investment income was due to an increase in total expenses, mainly interest expense and other investment related expenses, which was partially offset by an increase in total investment income, principally interest income.
Interest Income
Interest income was $28.1 million for the three month period ended March 31, 2018 as compared to $22.9 million for the three month period ended March 31, 2017. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was primarily due to an increase in the size of our Credit portfolio for the three month period ended March 31, 2018, as compared to the three month period ended March 31, 2017.
For the three month period ended March 31, 2018, interest income from our Credit portfolio was $19.3 million, as compared to $12.5 million for the three month period ended March 31, 2017. This period-over-period increase was primarily due to the larger size of the Credit portfolio for the three month period ended March 31, 2018, partially offset by lower asset yields. For the three month period ended March 31, 2018, interest income from our Agency RMBS was $6.7 million, while for the three month period ended March 31, 2017, interest income was $8.6 million. This reduction was primarily due to a $2.4 million reversal in the Catch-up Premium Amortization Adjustment, as discussed below.
Some of the variability in our interest income and portfolio yields is due to quarterly adjustments to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this quarterly adjustment as a "Catch-up Premium Amortization Adjustment." The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the three month period ended March 31, 2018, we had a negative Catch-up Premium Amortization Adjustment of approximately $0.3 million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 5.55% for the three month period ended March 31, 2018. By comparison, for the three month period ended March 31, 2017 the Catch-up Premium Amortization Adjustment increased interest income by approximately $2.1 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the three month period ended March 31, 2017 would have been 5.43%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three month periods ended March 31, 2018 and 2017:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three month period ended March 31, 2018	$19,266	$979,014	7.87%	$6,693	$912,374	2.93%	$25,959	$1,891,388	5.49%
Three month period ended March 31, 2017	$12,461	$554,857	8.98%	$8,630	$844,953	4.09%	$21,091	$1,399,810	6.03%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the three month periods ended March 31, 2018 and 2017, base management fee incurred, which is based on total equity at the end of each quarter, was $2.0 million and $2.4 million, respectively, net of fee rebates. During the three month period ended March 31, 2018, our Manager credited us with a $0.3 million rebate on our management fee related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The period-over-period decrease in the base management fee was primarily due to this fee rebate from our Manager, which applied to the later period but not the earlier period, as well as our smaller capital base in the later period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $11.6 million for the three month period ended March 31, 2018, as compared to $6.0 million for the three month period ended March 31, 2017, largely reflecting the increase in borrowings related to the growth of the Credit portfolio, as well as the additional expense associated with our Senior Notes, which have a higher cost of funds than our other borrowings. Also contributing to the period-over-period increase in our total interest expense was a higher average rate on reverse repo borrowings, which rose as LIBOR increased. Additionally, the borrowings related to our loan portfolios constituted a larger share of our total borrowings relative to our securities portfolios. Our loan portfolios are generally more expensive to finance than our securities portfolios.

The table below summarizes the components of interest expense for the three month periods ended March 31, 2018 and 2017.

	For the Three Month Period Ended
(In thousands)	March 31, 2018	March 31, 2017
Reverse repos and Total other secured borrowings	8,683	$4,110
Unsecured senior notes (1)	1,195	—
Securities sold short (2)	1,371	1,562
Other (3)	313	331
Total	11,562	$6,003

(1)	Amount includes the related amortization of debt issuance costs.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on, or correlated with, LIBOR, including reverse repos and Total other secured borrowings, for the three month period ended March 31, 2018 and 2017.

	For the Three Month Period Ended
	March 31, 2018			March 31, 2017
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$578,727	$5,129	3.59%	$237,942	$2,021	3.44%
Agency RMBS	840,274	3,471	1.68%	792,810	1,857	0.95%
Subtotal(1)	1,419,001	8,600	2.46%	1,030,752	3,878	1.53%
Corporate Credit Relative Value Trading Strategy	14,279	66	1.88%	54,427	178	1.32%
U.S. Treasury Securities	4,694	17	1.45%	37,848	54	0.58%
Total	$1,437,974	$8,683	2.45%	$1,123,027	$4,110	1.48%
Average One-Month LIBOR			1.65%			0.83%
Average Six-Month LIBOR			2.11%			1.37%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
As shown in the table above, the secured borrowings in our corporate credit relative value trading strategy have much lower costs of funds than most of our other Credit-related secured borrowings, because this strategy tends to involve more liquid assets, financed for shorter terms, as compared to our other credit strategies. In light of this large difference in borrowing costs, as well as the more short-term nature and varying overall size of our positions in this strategy, we have broken out in the above table the secured borrowings in that strategy from our other Credit-related secured borrowings. Our average cost of funds on our total Credit portfolio, including our corporate credit relative value trading strategy, was 3.55% and 3.05% for the three month periods ended March 31, 2018 and 2017.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.40% for the three month period ended March 31, 2018 and increase to 1.57% for the three month period ended March 31, 2017. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.09% and 4.46% for the three month periods ended March 31, 2018 and 2017, respectively. If we were to exclude the impact of the Catch-up Premium Amortization Adjustment, our net interest margin for the three month periods ended March 31, 2018 and 2017 would be 3.15% and 3.86%, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.

Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three month periods ended March 31, 2018 and 2017, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three month periods ended March 31, 2018 and 2017 other investment related expenses were $3.0 million and $1.5 million, respectively. The increase in other investment related expenses was primarily due to an increase in servicing expenses on our loan portfolios, an increase in dividend expense on common stock sold short, and various other expenses related to our residential and commercial mortgage loan and REO portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based long term incentive plan unit, or "LTIP Unit," expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were essentially unchanged at $2.1 million for both the three month periods ended March 31, 2018 and 2017.
Net Realized and Unrealized Gains (Losses) on Investments
During the three month period ended March 31, 2018, we had net realized and unrealized gains on investments of $5.7 million, as compared to net realized and unrealized gains on investments of $6.4 million for the three month period ended March 31, 2017. Included in our investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, which are used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
Net realized and unrealized gains on investments of $5.7 million for the three month period ended March 31, 2018 resulted principally from net realized and unrealized gains on TBAs, equity investments in mortgage originators, European consumer ABS, CMBS, U.S. Treasury securities, and non-Agency RMBS, partially offset by net realized and unrealized losses on Agency RMBS.
Net realized and unrealized gains on investments of $6.4 million for the three month period ended March 31, 2017 resulted principally from net realized and unrealized gains on European structured products (RMBS, CMBS, and CLOs), U.S. CLOs, non-Agency RMBS, small balance commercial and residential mortgage loans, and corporate debt, partially offset by net realized and unrealized losses on Agency RMBS, TBAs, U.S. Treasury securities, and sovereign securities.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three month period ended March 31, 2018, we had net realized and unrealized gains on our financial derivatives of $2.7 million, as compared to net realized and unrealized losses of $(3.2) million for the three month period ended March 31, 2017. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards and futures, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to corporate credit, credit default swaps on asset-backed indices and individual MBS, and total return swaps.
Net realized and unrealized gains of $2.7 million on our financial derivatives for the three month period ended March 31, 2018 resulted primarily from net gains on our interest rate swaps, CDS on asset-backed indices, and total return swaps. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency hedges. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.

Net realized and unrealized losses on our financial derivatives of $(3.2) million for the three month period ended March 31, 2017 resulted primarily from net losses on our credit hedges in the form of CDS on asset-backed indices, partially offset by net realized and unrealized gains on our interest rate swaps and our CDS on both corporate bonds and individual MBS. Net foreign exchange transaction and translation gains were partially offset by net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Three Month Period Ended March 31, 2018	$1,269,297	$1,330,943
Three Month Period Ended March 31, 2017	$1,083,251	$1,086,271
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	March 31, 2018
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$318,439	23.9%
31 - 60 Days	468,382	35.2%
61 - 90 Days	419,421	31.5%
91 - 120 Days	3,563	0.3%
121 - 150 Days	1,953	0.2%
151 - 180 Days	11,008	0.8%
181 - 360 Days	35,162	2.6%
> 360 Days	73,015	5.5%
	$1,330,943	100.0%
Reverse repos involving underlying investments that we sold prior to March 31, 2018, for settlement following March 31, 2018, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a reverse repo lender applies to the market value of an asset serving as collateral for a reverse repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of March 31, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding reverse repo borrowings (excluding reverse repo borrowings related to U.S. Treasury securities) was 32.6% with respect to Credit assets, 5.5% with respect to Agency RMBS assets, and 17.2% overall. As of December 31, 2017 these respective weighted average contractual haircuts were 30.4%, 5.6%, and 15.1%.
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
As of March 31, 2018 and December 31, 2017, we had $1.3 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of March 31, 2018, the remaining terms on our reverse repos ranged from 2 days to 1004 days, with a weighted average remaining term of 108 days. As of December 31, 2017, the remaining terms on our reverse repos ranged from 2 days to 1094 days, with a weighted average remaining term of 99 days. Our reverse repo borrowings were with a total of 24 and 23 counterparties as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 2.40% and 1.98%, respectively. As of March 31, 2018, our reverse repos had interest rates ranging from 0.42% to 5.54%. As of December 31, 2017, our reverse repos had interest rates ranging from (1.25)% to 4.94%. Investments transferred as collateral under reverse repos had an aggregate fair value of $1.6 billion and $1.4 billion as of March 31, 2018 and December 31, 2017, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Although we typically finance the vast majority of our holdings of Agency RMBS, as of March 31, 2018 and December 31, 2017, we held unencumbered Agency pools, on a settlement date basis, in the amount of $22.2 million and $4.5 million, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2018	$1,330,943	$1,269,297	$1,330,943
December 31, 2017(1)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,026,841	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,178,552	1,205,385
December 31, 2015(2)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610
June 30, 2015	1,360,408	1,427,369	1,497,281

(1)
Our reverse repo borrowings as of December 31, 2017 increased relative to our average reverse repo borrowings outstanding for the quarter ended December 31, 2017. At the end of the third quarter of 2017 we repaid a substantial amount of our outstanding reverse repo borrowings on non-QM loans in anticipation of completing a securitization transaction. This reduced our average outstanding reverse repo borrowings for the fourth quarter of 2017. Additionally at the end of the year we increased the size of our Credit portfolio by purchasing certain more liquid, lower-risk securities which we subsequently financed through reverse repurchase agreements.

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

In addition to our borrowings under reverse repurchase agreements, we have entered into various other types of transactions to finance certain of our non-QM and consumer loans, and commercial mortgage loans and REO; these transactions are accounted for as collateralized borrowings. As of March 31, 2018 and December 31, 2017 we had outstanding borrowings related to such transactions in the amount of $185.7 million and $183.0 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Statement of

Assets, Liabilities, and Equity. As of March 31, 2018, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $235.6 million. As of December 31, 2017, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $222.1 million. See Note 7 in the notes to our consolidated financial statements for further information on the Company's other secured borrowings.
As of March 31, 2018, we have $86.0 million outstanding of unsecured Senior Notes, which mature in September 2022. The Senior Notes bear interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The Senior Notes have an effective interest rate, including debt issuance costs, of 5.55%. We may redeem the Senior Notes, at our option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, we may redeem the Senior Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. See Note 7 of the notes to our consolidated financial statements for further detail on the Senior Notes.
As of March 31, 2018, we had an aggregate amount at risk under our reverse repos with 24 counterparties of approximately $276.4 million, and as of December 31, 2017, we had an aggregate amount at risk under our reverse repos with 23 counterparties of approximately $219.3 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2018 and December 31, 2017 does not include approximately $4.3 million and $4.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2018, we had an aggregate amount at risk under our derivative contracts with 11 counterparties of approximately $23.5 million. We also had $6.5 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2017, we had an aggregate amount at risk under our derivatives contracts with 12 counterparties of approximately $30.9 million. We also had $9.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $0.4 million. As of December 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $25.7 million and $47.2 million as of March 31, 2018 and December 31, 2017, respectively. During the first quarter of 2018, we increased our holdings of certain more liquid, lower-risk assets. We believe that these assets can be sold in a relatively short time period, to redeploy into higher-yielding strategies, and in the meantime these assets provide the opportunity for solid positive carry. As a result of these purchases, our cash and cash equivalents were significantly lower as of March 31, 2018, compared to December 31, 2017.

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
During the three month period ended March 31, 2018 we repurchased 943,897 common shares at an average price per share of $14.80 and a total cost of $14.0 million. Under the current repurchase program adopted on February 6, 2018, we have repurchased 732,943 shares through May 4, 2018 at an average price per share of $14.86, for an aggregate cost of $10.9 million.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new investment opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the three month period ended March 31, 2018, we paid total dividends in the amount of $12.9 million related to the three month period ended December 31, 2017. In May 2018, our Board of Directors approved a dividend related to the first quarter of 2018 in the amount of $0.41 per share, or approximately $12.7 million, payable on June 15, 2018 to shareholders of record as of June 1, 2018. During the three month period ended March 31, 2017, we paid total dividends in the amount of $14.8 million related to the three month period ended December 31, 2016.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP Unit holders for the periods indicated below:
Three Month Period Ended March 31, 2018

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.41	$12,664	*	June 1, 2018	June 15, 2018
* Estimated
Three Month Period Ended March 31, 2017

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.45	$14,757	June 1, 2017	June 15, 2017
For the three month period ended March 31, 2018, our operating activities used net cash in the amount of $124.7 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $121.6 million. We received $18.9 million in proceeds from the issuance of Total other secured borrowings, and we used $4.9 million for principal payments on Other secured borrowings. Thus our operating activities, when combined with our reverse repo financings, Total other secured borrowings (net of repayments), provided net cash of $10.9 million for the three month period ended March 31, 2018. In addition, contributions from non-controlling interests provided cash of $1.2 million. We used $12.9 million to pay dividends, $6.8 million for distributions to non-controlling interests (our joint venture partners), and $14.0 million to repurchase common shares. As a result there was a decrease in our cash holdings of $21.5 million, from $47.7 million as of December 31, 2017 to $26.1 million as of March 31, 2018.
For the three month period ended March 31, 2017, our operating activities used net cash in the amount of $107.6 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $52.7 million. In addition we received proceeds from the issuance of Other secured borrowings of $43.6 million and used $1.6 million to pay down principal on Other secured borrowings. Thus our operating activities, when combined with our reverse repo financings and Other secured borrowings, used net cash of $12.9 million for the three month period ended March 31, 2017. We also used $14.8 million to pay dividends, $0.2 million for distributions to non-controlling interests (our joint venture partners), and $2.1 million to repurchase common shares. In addition, contributions from non-controlling interests provided cash of $10.9 million. As a result there was a decrease in our cash holdings of $19.1 million from $123.9 million as of December 31, 2016 to $104.9 million as of March 31, 2017.
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from registration as an investment company under the Investment Company Act. Steep declines in the values of our Credit assets financed using reverse repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by reverse repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue additional debt or equity securities.
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
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 7 of the notes to our consolidated financial statements) and related to our financial derivatives (see Note 5 of the notes to our consolidated financial statements).
See Note 17 of the notes to our consolidated financial statements for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 6 and Note 7 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At March 31, 2018 the Company had not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2018 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency MBS, mortgage loans, distressed corporate debt, leveraged loans, CLOs, and consumer loans.

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
Our corporate debt investments, especially our distressed corporate debt investments, our lower-rated or unrated CLO investments, and our corporate debt investments in mortgage-related entities, have significant risk of loss, and our efforts to protect these investments may involve large costs and may not be successful. We also will be subject to significant uncertainty as to when and in what manner and for what value the corporate debt in which we directly or indirectly invest will eventually be satisfied (e.g., through liquidation of the obligor's assets, an exchange offer or plan of reorganization involving the debt securities or a payment of some amount in satisfaction of the obligation). In addition, these investments could involve loans to companies that are more likely to experience bankruptcy or similar financial distress, such as companies that are thinly capitalized, employ a high degree of financial leverage, are in highly competitive or risky businesses, are in a start-up phase, or are experiencing losses.
Similarly, we are exposed to the risk of potential credit losses on the other assets in our Credit portfolio.
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
Severity Risk
Severity risk is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured debt obligation. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the mortgage loan or debt obligation, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. We often rely on third-party servicers to mitigate our severity risk, but such third-party servicers may have little or no economic incentive to mitigate loan loss severities. In the case of mortgage loans, such mitigation efforts may include loan modification programs and prompt foreclosure and property liquidation following a default. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default on a consumer loan is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests. In the case of corporate debt, if a company declares bankruptcy, the bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by a company whose debt we have purchased may adversely and permanently affect such company. If the proceeding results in liquidation, the liquidation value of the company may have deteriorated significantly from what we believed to be the case at the time of our initial investment. The duration of a bankruptcy proceeding is also difficult to predict, and our return on investment can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. A bankruptcy court may also re-characterize our debt investment as equity, and subordinate all or a portion of our claim to that of other creditors. This could occur even if our investment had initially been structured as senior debt.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2018, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$10,073	1.65%	$17,388	2.85%	$(12,829)	(2.10)%	$(28,415)	(4.66)%
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	3,831	0.63%	7,695	1.26%	(3,799)	(0.62)%	(7,566)	(1.24)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(11,009)	(1.80)%	(22,456)	(3.68)%	10,570	1.73%	20,702	3.39%
Mortgage-Related Derivatives	18	—%	38	0.01%	(15)	—%	(26)	—%
Corporate Securities and Derivatives on Corporate Securities	(287)	(0.05)%	(569)	(0.09)%	291	0.05%	587	0.10%
Repurchase Agreements and Reverse Repurchase Agreements	(2,489)	(0.41)%	(4,993)	(0.82)%	2,459	0.40%	4,899	0.80%
Total	$137	0.02%	$(2,897)	(0.47)%	$(3,323)	(0.54)%	$(9,819)	(1.61)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2018 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and we and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, we received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, our analyses of such loans, the purchases and securitizations of such loans by us and by certain third parties, and the servicing of such loans. We have responded to the subpoena and intend to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On March 7, 2018, we granted 1,723 LTIP units to one of our partially dedicated employees pursuant to the Company's 2017 Equity Incentive Plan. These grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) promulgated under the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018	321,015	$14.79	321,015	471,158
February 1, 2018 – February 28, 2018	347,582	14.84	347,582	1,300,346
March 1, 2018 – March 31, 2018	275,300	14.75	275,300	1,025,046
Total	943,897	$14.80	943,897	1,025,046
On February 6, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This plan superseded the previous plan that had been approved on March 6, 2017.
On March 6, 2017, our Board of Directors approved the adoption of a share repurchase program under which the Company was authorized to repurchase up to 1.7 million common shares. The program, which was open-ended in duration, allowed the Company to make repurchases from time to time on the open market or in negotiated transactions.
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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-Q for the three month period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	May 9, 2018	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	May 9, 2018	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-Q for the three month period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.