Form 10-Q
period 2018-06-30
Ellington Financial LLC
filed 2018-08-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2018
Common Shares Representing Limited Liability Company Interests, no par value	30,151,721

ELLINGTON FINANCIAL LLC

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	June 30, 2018	December 31, 2017
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$22,071	$47,233
Restricted cash	425	425
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $2,631,409 and $2,071,754)	2,625,471	2,071,707
Financial derivatives–assets, at fair value (Net cost – $24,510 and $31,474)	30,669	28,165
Repurchase agreements, at fair value (Cost – $214,346 and $155,109)	214,411	155,949
Total investments, financial derivatives, and repurchase agreements	2,870,551	2,255,821
Due from brokers	84,196	140,404
Receivable for securities sold and financial derivatives	637,965	476,000
Interest and principal receivable	32,469	29,688
Other assets	24,399	43,770
Total Assets	$3,672,076	$2,993,341
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $880,825 and $640,202)	$882,146	$642,240
Financial derivatives–liabilities, at fair value (Net proceeds – $18,294 and $27,463)	25,675	36,273
Total investments and financial derivatives	907,821	678,513
Reverse repurchase agreements	1,421,506	1,209,315
Due to brokers	3,250	1,721
Payable for securities purchased and financial derivatives	431,024	202,703
Other secured borrowings (Proceeds – $95,630 and $57,909)	95,630	57,909
Other secured borrowings, at fair value (Proceeds – $102,298 and $125,105)	101,100	125,105
Senior notes, net	84,902	84,771
Accounts payable and accrued expenses	4,105	3,885
Base management fee payable to affiliate	2,021	2,113
Incentive fee payable	291	—
Interest and dividends payable	6,791	5,904
Other liabilities	360	441
Total Liabilities	3,058,801	2,372,380
EQUITY	613,275	620,961
TOTAL LIABILITIES AND EQUITY	$3,672,076	$2,993,341
Commitments and contingencies (Note 17)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(30,149,880 and 31,335,938 shares issued and outstanding)	$589,000	$589,722
Additional paid-in capital – Long term incentive plan units	10,567	10,377
Total Shareholders' Equity	599,567	600,099
Non-controlling interests	13,708	20,862
Total Equity	$613,275	$620,961
PER SHARE INFORMATION:
Common shares	$19.89	$19.15

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (1.11%) (a) (b)
North America
Funds
$6,833	Various	1.80% - 1.81%		$6,833
Total Cash Equivalents—Money Market Funds (Cost $6,833)				$6,833

Long Investments (428.11%) (a) (b) (ad)
Mortgage-Backed Securities (256.80%)
Agency Securities (206.36%) (c)
Fixed Rate Agency Securities (192.85%)
Principal and Interest - Fixed Rate Agency Securities (139.11%)
North America
Mortgage-related—Residential
$129,679	Federal National Mortgage Association Pools (30 Year)	4.00%	9/39 - 3/48	$133,114
111,971	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	11/41 - 7/48	114,913
85,957	Federal National Mortgage Association Pools (30 Year)	3.50%	9/42 - 2/48	85,942
73,728	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 5/48	77,234
70,076	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 6/48	73,524
52,004	Government National Mortgage Association Pools (30 Year)	4.00%	7/45 - 5/48	53,331
47,147	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 3/32	47,772
40,956	Government National Mortgage Association Pools (30 Year)	3.50%	12/42 - 2/48	41,041
34,242	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 5/48	36,520
32,197	Government National Mortgage Association Pools (30 Year)	5.00%	2/48 - 6/48	34,018
27,559	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 3/48	27,560
21,710	Government National Mortgage Association Pools (30 Year)	4.50%	9/46 - 4/48	22,714
14,735	Government National Mortgage Association Pools (30 Year)	5.50%	4/48 - 6/48	15,739
11,624	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 9/32	11,570
8,869	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 12/32	8,983
8,198	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 9/46	8,205
6,541	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	6,729
5,070	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39 - 6/48	5,460
5,086	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44 - 4/48	5,395
5,062	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	5,365
4,926	Federal National Mortgage Association Pools (Other)	4.00%	6/37 - 12/47	5,013
3,542	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 1/47	3,448
2,666	Government National Mortgage Association Pools (30 Year)	3.75%	7/47	2,688
2,538	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	2,648
2,703	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	2,639
2,465	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	2,564
2,479	Federal National Mortgage Association Pools (Other)	4.50%	5/41	2,561
2,436	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	2,424
1,774	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33 - 5/48	1,915
1,594	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	1,648
1,236	Government National Mortgage Association Pools (30 Year)	6.00%	5/48	1,337

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,234	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	$1,267
1,147	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	1,257
1,099	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28 - 3/30	1,091
1,000	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,053
856	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	5/40	937
885	Federal National Mortgage Association Pools (Other)	3.00%	10/46	853
722	Government National Mortgage Association Pools (30 Year)	3.00%	11/42	707
626	Government National Mortgage Association Pools (Other)	3.50%	10/30 - 2/32	616
650	Government National Mortgage Association Pools (30 Year)	2.49%	10/43	610
461	Federal National Mortgage Association Pools (Other)	3.50%	4/26	467
145	Government National Mortgage Association Pools (Other)	3.00%	6/30	141
110	Federal National Mortgage Association Pools (30 Year)	3.28%	6/42	107
				853,120
Interest Only - Fixed Rate Agency Securities (2.05%)
North America
Mortgage-related—Residential
19,686	Government National Mortgage Association	4.00%	2/45 - 6/45	3,498
12,358	Federal National Mortgage Association	4.50%	12/20 - 6/44	1,512
5,270	Government National Mortgage Association	6.00%	6/38 - 8/39	1,093
7,183	Government National Mortgage Association	4.50%	6/39 - 7/44	966
3,745	Federal National Mortgage Association	5.50%	10/39	831
4,078	Government National Mortgage Association	5.50%	11/43	719
3,896	Federal National Mortgage Association	4.00%	5/39 - 11/43	613
3,984	Federal Home Loan Mortgage Corporation	3.50%	12/32	591
6,137	Federal Home Loan Mortgage Corporation	5.00%	11/38	528
3,254	Federal National Mortgage Association	5.00%	1/38 - 5/40	509
4,441	Federal Home Loan Mortgage Corporation	5.50%	1/39 - 9/39	439
1,801	Federal National Mortgage Association	6.00%	1/40	318
1,527	Federal Home Loan Mortgage Corporation	4.50%	7/43	283
3,909	Government National Mortgage Association	5.00%	5/37 - 5/41	261
2,488	Federal National Mortgage Association	3.00%	9/41	237
930	Government National Mortgage Association	4.75%	7/40	183
				12,581
TBA - Fixed Rate Agency Securities (51.69%)
North America
Mortgage-related—Residential
93,642	Government National Mortgage Association (30 Year)	5.00%	8/18	98,156
91,953	Federal National Mortgage Association (30 Year)	4.00%	7/18	93,756
39,213	Government National Mortgage Association (30 Year)	5.00%	7/18	41,161
21,540	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	7/18	21,425
18,609	Government National Mortgage Association (30 Year)	4.50%	7/18	19,343
17,600	Federal National Mortgage Association (30 Year)	4.50%	8/18	18,297

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$8,675	Government National Mortgage Association (30 Year)	5.50%	7/18	$9,165
8,240	Government National Mortgage Association (30 Year)	4.00%	7/18	8,445
4,825	Government National Mortgage Association (30 Year)	3.00%	7/18	4,724
1,660	Federal Home Loan Mortgage Corporation (15 Year)	3.00%	7/18	1,648
890	Government National Mortgage Association (30 Year)	3.50%	7/18	893
				317,013
Total Fixed Rate Agency Securities (Cost $1,203,700)				1,182,714
Floating Rate Agency Securities (13.51%)
Principal and Interest - Floating Rate Agency Securities (10.20%)
North America
Mortgage-related—Residential
53,399	Government National Mortgage Association Pools	4.41% - 4.68%	7/61 - 12/67	56,371
4,132	Federal National Mortgage Association Pools	2.70% - 4.69%	9/35 - 5/45	4,283
1,835	Federal Home Loan Mortgage Corporation Pools	3.49% - 4.33%	6/37 - 5/44	1,872
				62,526
Interest Only - Floating Rate Agency Securities (3.31%)
North America
Mortgage-related—Residential
283,640	Other Government National Mortgage Association	0.36% - 4.71%	3/37 - 10/66	13,246
56,713	Other Federal National Mortgage Association	1.12% - 5.50%	6/33 - 12/41	4,782
22,991	Other Federal Home Loan Mortgage Corporation	3.93% - 4.58%	3/36 - 1/44	2,109
7,818	Resecuritization of Government National Mortgage Association (d)	2.60%	8/60	181
				20,318
Total Floating Rate Agency Securities (Cost $85,730)				82,844
Total Agency Securities (Cost $1,289,430)				1,265,558
Private Label Securities (50.44%)
Principal and Interest - Private Label Securities (49.17%)
North America (27.06%)
Mortgage-related—Residential
208,679	Various	0.00% - 27.05%	5/19 - 3/47	152,506
Mortgage-related—Commercial
42,805	Various	2.80% - 4.25%	8/46 - 5/61	13,469
Total North America (Cost $155,765)				165,975
Europe (22.11%)
Mortgage-related—Residential
145,103	Various	0.00% - 5.50%	6/25 - 12/50	119,269
Mortgage-related—Commercial
26,027	Various	0.37% - 4.04%	10/20 - 8/45	16,309
Total Europe (Cost $133,727)				135,578
Total Principal and Interest - Private Label Securities (Cost $289,492)				301,553

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Private Label Securities (1.27%)
North America
Mortgage-related—Residential
$33,472	Various	0.00% - 2.00%	12/30 - 9/47	$4,328
Mortgage-related—Commercial
43,707	Various	1.25% - 2.00%	3/49 - 5/61	3,458
Total Interest Only - Private Label Securities (Cost $5,694)				7,786
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
70,577	Various	—%	6/37	—
Mortgage-related—Commercial
—	Various	—%	7/45 - 5/61	—
Total Other Private Label Securities (Cost $191)				—
Total Private Label Securities (Cost $295,377)				309,339
Total Mortgage-Backed Securities (Cost $1,584,807)				1,574,897
Collateralized Loan Obligations (34.29%)
North America (32.00%) (e)
335,854	Various	0.00% - 10.04%	7/18 - 11/57	196,254
Total North America (Cost $201,637)				196,254
Europe (2.29%)
14,663	Various	4.47% - 7.95%	4/24 - 1/27	14,067
Total Europe (Cost $14,194)				14,067
Total Collateralized Loan Obligations (Cost $215,831)				210,321
Consumer Loans and Asset-backed Securities backed by Consumer Loans (32.49%) (f)
North America (31.07%)
Consumer (g) (h)
207,154	Various	5.31% - 76.50%	7/18 - 6/23	190,531
Total North America (Cost $194,898)				190,531
Europe (1.42%)
Consumer
3,608	Various	—%	8/24 - 12/30	8,723
Total Europe (Cost $899)				8,723
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $195,797)				199,254

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (13.23%)
North America (11.28%)
Basic Materials
$3,770	Various	3.55% - 7.63%	10/21 - 3/26	$3,775
Communications
14,216	Various	4.13% - 12.29%	4/20 - 3/27	14,618
Consumer
26,786	Various	2.60% - 10.86%	1/19 - 12/34	26,750
Energy
3,975	Various	4.63% - 7.88%	9/21 - 8/25	3,985
Financial
355	Various	5.00%	8/22	359
Industrial
13,715	Various	3.25% - 5.88%	6/20 - 1/28	13,440
Technology
6,770	Various	3.63% - 4.38%	9/20 - 5/22	6,275
Total North America (Cost $65,053)				69,202
Europe (1.95%)
Consumer
20,636	Various	—%	9/18	52
Financial
12,344	Various	0.00% - 16.00%	10/20 - 11/22	11,884
Total Europe (Cost $13,081)				11,936
Total Corporate Debt (Cost $78,134)				81,138
Secured Notes (1.82%) (n)
North America
Mortgage-related—Residential
17,945	Various	5.00%	11/57	11,126
Total Secured Notes (Cost $11,361)				11,126
Mortgage Loans (64.97%) (f)
North America
Mortgage-related—Commercial (j)
105,453	Various	3.73% - 13.50%	8/18 - 10/37	104,951
Mortgage-related—Residential (k) (m)
293,774	Various	2.00% - 15.00%	7/18 - 6/58	293,472
Total Mortgage Loans (Cost $396,155)				398,423
Real Estate Owned (5.60%) (f) (l)
North America
Real estate-related
5	Single-Family Houses			894
18	Commercial Properties			33,445
Total Real Estate Owned (Cost $33,593)				34,339

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Equity Investments (7.42%)
North America (7.42%)
Asset-Backed Securities
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			$5,284
Communications
7	Non-Exchange Traded Corporate Equity			174
Consumer
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			6,053
23	Exchange Traded Equity			54
1,540	Non-Exchange Traded Corporate Equity			5
Diversified
144	Non-Exchange Traded Corporate Equity			1,275
Financial
61	Exchange Traded Equity			683
Mortgage-related—Commercial (n)
n/a	Non-Controlling Equity Interest in Limited Liability Company			1,150
Mortgage-related—Residential (n)
23	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			28,009
9,818	Non-Exchange Traded Common Equity Investment in Mortgage Originators			2,814
Total North America (Cost $45,260)				45,501
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Financial
—	Non-Exchange Traded Corporate Equity			4
Total Europe (Cost $4)				4
Total Corporate Equity Investments (Cost $45,264)				45,505
U.S. Treasury Securities (11.49%)
North America
Government
$68,175	U.S. Treasury Note	2.63%	6/23	67,842
1,995	U.S. Treasury Note	2.25%	11/27	1,895
448	U.S. Treasury Note	2.63%	3/25	443
292	U.S. Treasury Note	2.00%	1/21	288
Total U.S. Treasury Securities (Cost $70,467)				70,468
Total Long Investments (Cost $2,631,409)				$2,625,471

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (34.96%) (a) (b) (o)
$112,808	JP Morgan Securities LLC	2.08%	7/18	$112,808
	Collateralized by Par Value $111,830
	U.S. Treasury Note, Coupon 2.75%
	Maturity Date 5/23
15,396	JP Morgan Securities LLC	2.15%	7/18	15,396
	Collateralized by Par Value $15,300
	U.S. Treasury Note, Coupon 2.63%
	Maturity Date 6/21
13,847	JP Morgan Securities LLC	1.92%	7/18	13,847
	Collateralized by Par Value $13,607
	U.S. Treasury Note, Coupon 2.88%
	Maturity Date 5/28
13,239	JP Morgan Securities LLC	1.98%	7/18	13,239
	Collateralized by Par Value $13,025
	U.S. Treasury Note, Coupon 2.88%
	Maturity Date 5/28
10,595	JP Morgan Securities LLC	(0.55)%	12/18	10,595
	Collateralized by Par Value $10,158
	Sovereign Government Bond, Coupon 0.75%
	Maturity Date 7/21
10,264	Bank of America Securities	2.10%	7/18	10,264
	Collateralized by Par Value $10,200
	U.S. Treasury Note, Coupon 2.88%
	Maturity Date 5/25
9,587	JP Morgan Securities LLC	(0.55)%	12/18	9,587
	Collateralized by Par Value $9,212
	Sovereign Government Bond, Coupon 2.75%
	Maturity Date 4/19
5,667	CILO 2016-LD1 Holdings LLC (p)	3.92%	9/18	5,667
	Collateralized by Par Value $9,511
	Exchange-Traded Debt, Coupon 5.50%,
	Maturity Date 7/22
3,098	Bank of America Securities	2.15%	7/18	3,098
	Collateralized by Par Value $3,094
	U.S. Treasury Note, Coupon 2.75%
	Maturity Date 2/28
2,834	CS First Boston	(2.00)%	7/18	2,834
	Collateralized by Par Value $2,845
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 6/27
2,703	Barclays Capital Inc	0.25%	7/18	2,703
	Collateralized by Par Value $2,495
	Exchange-Traded Corporate Debt, Coupon 5.63%
	Maturity Date 10/23

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$2,111	Bank of America Securities	2.10%	7/18	$2,111
	Collateralized by Par Value $2,101
	U.S. Treasury Note, Coupon 2.75%
	Maturity Date 4/23
2,029	Societe Generale	(1.15)%	7/18	2,029
	Collateralized by Par Value $1,850
	Exchange-Traded Corporate Debt, Coupon 7.50%
	Maturity Date 4/24
2,020	RBC Capital Markets LLC	1.35%	7/18	2,020
	Collateralized by Par Value $1,985
	Exchange-Traded Corporate Debt, Coupon 5.13%
	Maturity Date 11/23
1,067	Barclays Capital Inc	(2.00)%	7/18	1,067
	Collateralized by Par Value $1,045
	Exchange-Traded Corporate Debt, Coupon 5.88%
	Maturity Date 10/20
1,066	Bank of America Securities	1.75%	7/18	1,066
	Collateralized by Par Value $1,050
	U.S. Treasury Bond, Coupon 3.00%
	Maturity Date 2/48
968	Bank of America Securities	2.15%	7/18	968
	Collateralized by Par Value $968
	U.S. Treasury Note, Coupon 1.88%
	Maturity Date 12/19
773	RBC Capital Markets LLC	1.45%	7/18	773
	Collateralized by Par Value $745
	Exchange-Traded Corporate Debt, Coupon 5.13%
	Maturity Date 9/24
615	Barclays Capital Inc	(2.00)%	7/18	615
	Collateralized by Par Value $710
	Exchange-Traded Corporate Debt, Coupon 4.50%
	Maturity Date 4/22
542	RBC Capital Markets LLC	1.15%	7/18	542
	Collateralized by Par Value $545
	Exchange-Traded Corporate Debt, Coupon 8.25%
	Maturity Date 6/23
519	RBC Capital Markets LLC	1.55%	7/18	519
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.75%
	Maturity Date 10/22
503	RBC Capital Markets LLC	(0.50)%	7/18	503
	Collateralized by Par Value $545
	Exchange-Traded Corporate Debt, Coupon 10.50%
	Maturity Date 9/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$461	RBC Capital Markets LLC	1.55%	7/18	$461
	Collateralized by Par Value $470
	Exchange-Traded Corporate Debt, Coupon 4.50%
	Maturity Date 4/24
451	Bank of America Securities	2.15%	7/18	451
	Collateralized by Par Value $448
	U.S. Treasury Note, Coupon 2.75%
	Maturity Date 2/25
265	Bank of America Securities	2.15%	7/18	265
	Collateralized by Par Value $275
	U.S. Treasury Bond, Coupon 2.75%
	Maturity Date 8/47
262	RBC Capital Markets LLC	(2.38)%	7/18	262
	Collateralized by Par Value $250
	Exchange-Traded Corporate Debt, Coupon 8.00%
	Maturity Date 6/27
243	Barclays Capital Inc	(1.75)%	7/18	243
	Collateralized by Par Value $250
	Exchange-Traded Corporate Debt, Coupon 4.50%
	Maturity Date 4/22
242	RBC Capital Markets LLC	(2.00)%	7/18	242
	Collateralized by Par Value $230
	Exchange-Traded Corporate Debt, Coupon 8.00%
	Maturity Date 6/27
236	RBC Capital Markets LLC	1.55%	7/18	236
	Collateralized by Par Value $255
	Exchange-Traded Corporate Debt, Coupon 4.70%
	Maturity Date 4/23
Total Repurchase Agreements (Cost $214,346)				$214,411

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Investments Sold Short (-143.84%) (a) (b)
TBA - Fixed Rate Agency Securities Sold Short (-100.88%) (q)
North America
Mortgage-related—Residential
$(134,610)	Government National Mortgage Association (30 year)	3.50%	7/18	$(135,083)
(92,000)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	8/18	(93,642)
(82,133)	Government National Mortgage Association (30 year)	4.00%	7/18	(84,167)
(63,000)	Federal National Mortgage Association (30 year)	3.50%	8/18	(62,626)
(48,930)	Federal National Mortgage Association (30 year)	5.00%	7/18	(51,839)
(42,801)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	8/18	(44,475)
(38,520)	Federal National Mortgage Association (15 year)	3.50%	7/18	(38,976)
(25,490)	Federal National Mortgage Association (15 year)	3.00%	7/18	(25,339)
(20,402)	Federal National Mortgage Association (30 year)	3.50%	7/18	(20,305)
(13,970)	Federal National Mortgage Association (30 year)	5.00%	8/18	(14,773)
(13,112)	Federal National Mortgage Association (30 year)	3.00%	8/18	(12,687)
(11,110)	Federal National Mortgage Association (30 year)	4.50%	7/18	(11,569)
(9,297)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	7/18	(9,477)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	8/18	(7,348)
(5,515)	Federal Home Loan Mortgage Corporation (30 year)	3.00%	8/18	(5,332)
(1,050)	Government National Mortgage Association (30 year)	3.00%	7/18	(1,027)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$616,872)				(618,665)
Government Debt Sold Short (-29.20%)
North America (-25.96%)
Government
(111,830)	U.S. Treasury Note	2.75%	5/23	(111,975)
(15,300)	U.S. Treasury Note	2.63%	6/21	(15,303)
(13,321)	U.S. Treasury Note	2.88%	5/28	(13,349)
(10,200)	U.S. Treasury Note	2.88%	5/25	(10,242)
(3,094)	U.S. Treasury Note	2.75%	2/28	(3,067)
(2,561)	U.S. Treasury Note	2.75%	4/23	(2,563)
(1,050)	U.S. Treasury Bond	3.00%	2/48	(1,053)
(968)	U.S. Treasury Note	1.88%	12/19	(960)
(448)	U.S. Treasury Note	2.75%	2/25	(446)
(275)	U.S. Treasury Bond	2.75%	8/47	(262)
Total North America (Proceeds -$159,005)				(159,220)
Europe (-3.24%)
Government
(19,370)	European Sovereign Bond	0.75% - 2.75%	4/19 - 7/21	(19,866)
Total Europe (Proceeds -$19,668)				(19,866)
Total Government Debt Sold Short (Proceeds -$178,673)				(179,086)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Common Stock Sold Short (-5.49%)
North America
Financial
(774)	Exchange Traded Equity			$(33,684)
Total Common Stock Sold Short (Proceeds -$34,786)				(33,684)
Corporate Debt Sold Short (-8.27%)
North America
Basic Materials
$(2,695)	Various	3.45%	6/27	(2,551)
Communications
(15,485)	Various	3.40% -10.50%	9/22 - 5/25	(14,359)
Consumer
(15,467)	Various	4.35% - 5.88%	10/20 - 2/28	(15,396)
Energy
(9,125)	Various	4.50% - 8.25%	4/22 - 6/27	(8,882)
Financial
(2,345)	Various	3.75% - 5.13%	9/24 - 3/26	(2,381)
Industrial
(5,955)	Various	3.55% - 5.90%	10/24 - 2/27	(5,908)
Technology
(255)	Various	4.70%	4/23	(230)
Utilities
(940)	Various	7.25%	5/26	(1,004)
Total Corporate Debt Sold Short (Proceeds -$50,494)				(50,711)
Total Investments Sold Short (Proceeds -$880,825)				$(882,146)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (5.00%) (a) (b)
Swaps (4.88%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (r)	Credit	$39,184	6/19 - 12/22	$816
Credit Default Swaps on Asset-Backed Indices (r)	Credit	980	12/37 - 11/59	8
Interest Rate Swaps (s)	Interest Rates	4,375	1/24 - 3/24	59
North America
Credit Default Swaps on Corporate Bonds (r)
Basic Materials	Credit	7,868	12/22 - 6/23	428
Communications	Credit	9,730	12/20 - 6/23	244
Consumer	Credit	19,565	6/22 - 6/23	2,858
Energy	Credit	9,642	12/18 - 12/22	304
Financial	Credit	2,495	6/23	331
Industrial	Credit	1,410	6/23	39
Utilities	Credit	1,175	6/23	169
Total Credit Default Swaps on Corporate Bonds				4,373
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (t)	Credit	(19,651)	5/46 - 11/59	3,712
Interest Rate Swaps (u)	Interest Rates	(570,809)	7/18 - 12/45	15,711
North America
Credit Default Swaps on Asset-Backed Securities (t)
Mortgage-related—Residential	Credit	(5,396)	5/35 - 12/35	2,591
Credit Default Swaps on Corporate Bonds (t)
Basic Materials	Credit	(695)	3/22	5
Communications	Credit	(20,395)	12/18 - 12/22	1,550
Consumer	Credit	(10,165)	12/18 - 6/23	168
Energy	Credit	(8,563)	12/18 - 12/22	353
Industrial	Credit	(585)	6/23	27
Technology	Credit	(7,000)	6/20 - 12/22	553
Total Credit Default Swaps on Corporate Bonds				2,656
Total Return Swaps (v)
Financial	Credit	(8,018)	7/19	—
Total Total Return Swaps				—
Total Swaps (Net cost $24,507)				29,926
Options (0.00%)
Purchased Options:
Interest Rate Caps (x)	Interest Rates	90,253	10/18 - 5/19	—
Total Options (Cost $3)				—

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Futures (0.11%)
Short Futures:
U.S. Treasury Note Futures (y)	Interest Rates	$(95,900)	9/18	$634
Currency Futures (z)	Currency	(8,250)	9/18	40
Total Futures				674
Forwards (0.01%)
Short Forwards:
Currency Forwards (ab)	Currency	(13,375)	9/18	69
Total Forwards				69
Total Financial Derivatives–Assets (Net cost $24,510)				$30,669
Financial Derivatives–Liabilities (-4.19%) (a) (b)
Swaps (-4.15%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (r)	Credit	$6,607	3/49 - 11/60	$(963)
Interest Rate Swaps (s)	Interest Rates	293,281	11/18 - 10/24	(6,473)
North America
Credit Default Swaps on Corporate Bonds (r)
Communications	Credit	23,453	6/21 - 6/23	(2,474)
Consumer	Credit	8,331	3/20 - 6/23	(346)
Energy	Credit	9,882	6/20 - 6/23	(1,340)
Industrial	Credit	6,640	6/23	(306)
Technology	Credit	980	12/22 - 6/23	(110)
Total Credit Default Swaps on Corporate Bonds				(4,576)
Total Return Swaps (v)
Communications	Credit	59	7/19	—
Total Total Return Swaps				—
Recovery Swaps (w)
Consumer	Credit	2,600	6/19	(8)
Total Recovery Swaps				(8)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Short Swaps:
Interest Rate Swaps (u)	Interest Rates	$(30,000)	5/20 - 6/20	$(15)
Interest Rate Basis Swaps (aa)	Interest Rates	(12,900)	6/19	(2)
Credit Default Swaps on Corporate Bond Indices (t)	Credit	(216,162)	6/19 - 6/23	(7,234)
Total Return Swaps (ac)	Credit	(56,140)	12/18	(314)
North America
Credit Default Swaps on Corporate Bonds (t)
Basic Materials	Credit	(12,660)	6/19 - 12/22	(933)
Communications	Credit	(22,920)	12/18 - 6/23	(907)
Consumer	Credit	(57,110)	12/18 - 6/23	(3,426)
Energy	Credit	(15,402)	12/18 - 6/23	(315)
Financial	Credit	(355)	9/22	(54)
Industrial	Credit	(16,180)	6/21 - 6/23	(180)
Technology	Credit	(3,655)	3/19 - 12/19	(10)
Utilities	Credit	(1,100)	6/19	(52)
Total Credit Default Swaps on Corporate Bonds				(5,877)
Total Swaps (Net proceeds -$18,294)				(25,462)
Futures (-0.03%)
Short Futures:
Currency Futures (z)	Currency	(29,875)	9/18	(155)
Total Futures				(155)
Forwards (-0.01%)
Short Forwards:
Currency Forwards (ab)	Currency	(12,120)	9/18	(58)
Total Forwards				(58)
Total Financial Derivatives–Liabilities (Net proceeds -$18,294)				$(25,675)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONTINUED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At June 30, 2018, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 89.40%, 46.63%, and 70.33% of Total Equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)
Includes investment in collateralized loan obligation notes in the amount of $57.5 million that were issued and are managed by related parties of the Company. See Note 9 to the Notes to Consolidated Financial Statements.

(f)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 9 to the Notes to Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At June 30, 2018 loans for which the Company has beneficial interests in the net cash flows, totaled $18.2 million. See Note 9 to the Notes to Consolidated Financial Statements.

(h)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At June 30, 2018 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $168.5 million. See Note 9 to the Notes to Consolidated Financial Statements.

(i)
Represents the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 6 and Note 9 to the Notes to Consolidated Financial Statements.

(j)	Includes non-performing commercial mortgage loans in the amount of $6.8 million whereby principal and/or interest is past due and a maturity date is not applicable.

(k)	As of June 30, 2018, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $7.5 million.

(l)	Number of properties not shown in thousands, represents actual number of properties owned.

(m)	Includes $107.9 million of non-qualified mortgage loans that have been securitized and are held in a consolidated securitization trust. See Note 6 to the Notes to Consolidated Financial Statements.

(n)	Represents the Company's investment in a related party. See Note 9 to the Notes to Consolidated Financial Statements.

(o)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

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

(q)
At June 30, 2018, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 40.02%, 24.94%, and 35.92% of Total Equity, respectively.

(r)	For long credit default swaps, the Company sold protection.

(s)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(t)	For short credit default swaps, the Company purchased protection.

(u)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(v)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(w)	For long recovery swaps the Company receives a specified recovery rate in exchange for the actual recovery rate on the underlying.

(x)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(y)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2018, a total of 959 contracts were held.

(z)	Notional value represents the total face amount of foreign currency underlying all contracts held; as of June 30, 2018, 371 contracts were held.

(aa)	Represents interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate.

(ab)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(ac)	Notional value represents the number of underlying index units multiplied by the reference price.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT JUNE 30, 2018 (CONCLUDED)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	206.36%
Aaa/AAA/AAA	11.52%
Aa/AA/AA	0.85%
A/A/A	1.04%
Baa/BBB/BBB	4.71%
Ba/BB/BB or below	67.62%
Unrated	136.01%

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

(g)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Financial Management, LLC. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At December 31, 2017 loans for which the Company has beneficial interests in the net cash flows, totaled $11.7 million. See Note 9 to the Notes to Consolidated Financial Statements.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income(1)	$31,941	$21,788	$60,033	$44,674
Other income	1,094	872	1,811	1,811
Total investment income	33,035	22,660	61,844	46,485
EXPENSES
Base management fee to affiliate (Net of fee rebates of $252, $0, $527, and $0, respectively)(2)	2,021	2,372	4,000	4,782
Incentive fee	291	—	291	—
Interest expense(1)	13,383	7,625	24,946	13,628
Other investment related expenses(3)
Servicing expense	1,774	963	3,230	1,908
Other	1,997	1,095	3,493	1,671
Professional fees	857	697	1,504	1,379
Administration fees	184	180	363	362
Compensation expense	657	567	1,167	1,030
Insurance expense	120	120	246	256
Directors' fees and expenses	67	70	139	141
Share-based long term incentive plan unit expense	99	95	192	189
Other expenses	594	444	1,039	932
Total expenses	22,044	14,228	40,610	26,278
NET INVESTMENT INCOME	10,991	8,432	21,234	20,207
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	(388)	691	12,196	1,285
Financial derivatives, excluding currency hedges	(3,632)	(4,046)	(2,730)	(5,627)
Financial derivatives—currency hedges	3,787	(2,523)	1,584	(3,345)
Foreign currency transactions	(1,110)	531	658	1,509
	(1,343)	(5,347)	11,708	(6,178)
Change in net unrealized gain (loss) on:
Investments	7,457	2,829	605	8,587
Other secured borrowings	414	—	1,198	—
Financial derivatives, excluding currency hedges	6,553	(2,619)	9,749	(3,776)
Financial derivatives—currency hedges	76	(1,194)	877	(864)
Foreign currency translation	(1,964)	3,340	(1,863)	3,195
	12,536	2,356	10,566	7,142
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	11,193	(2,991)	22,274	964

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	Expressed in U.S. Dollars
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	22,184	5,441	43,508	21,171
LESS: NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	991	377	1,276	829
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$21,193	$5,064	$42,232	$20,342
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.69	$0.16	$1.36	$0.62
CASH DIVIDENDS PER SHARE:
Dividends declared	$0.41	$0.45	$0.82	$0.90

(1)
Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.8 million, respectively, for the three-month period ended June 30, 2018. Includes interest income and interest expense of a consolidated securitization trust of $2.6 million and $1.7 million, respectively, for the six-month period ended June 30, 2018. See Note 6 for further details on the Company's consolidated securitization trust.

(2)	See Note 9 for further details on management fee rebates.

(3)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Six-Month Period Ended June 30, 2018			Six-Month Period Ended June 30, 2017
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2017 and 12/31/2016, respectively)	$600,099	$20,862	$620,961	$637,661	$7,116	$644,777
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			21,234			20,207
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			11,708			(6,178)
Change in net unrealized gain (loss) on investments, other secured borrowings, financial derivatives, and foreign currency translation			10,566			7,142
Net increase (decrease) in equity resulting from operations	42,232	1,276	43,508	20,342	829	21,171
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		2,165	2,165		11,321	11,321
Dividends(1)	(25,327)	(174)	(25,501)	(29,388)	(191)	(29,579)
Distributions to non-controlling interests		(10,457)	(10,457)		(8,050)	(8,050)
Adjustment to non-controlling interest	(35)	35	—	(4)	4	—
Shares repurchased	(17,593)		(17,593)	(2,868)		(2,868)
Share-based long term incentive plan unit awards	191	1	192	188	1	189
Net increase (decrease) in equity from transactions	(42,764)	(8,430)	(51,194)	(32,072)	3,085	(28,987)
Net increase (decrease) in equity	(532)	(7,154)	(7,686)	(11,730)	3,914	(7,816)
ENDING EQUITY (6/30/2018 and 6/30/2017, respectively)	$599,567	$13,708	$613,275	$625,931	$11,030	$636,961

(1)	For the six-month periods ended June 30, 2018 and 2017, dividends totaling $0.82 and $0.90, respectively, per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six-Month Period Ended June 30,
	2018	2017
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$43,508	$21,171
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(10,020)	9,370
Change in net unrealized (gain) loss on investments, other secured borrowings, financial derivatives, and foreign currency translation	(6,921)	(6,796)
Amortization of premiums and accretion of discounts (net)	22,949	15,618
Purchase of investments	(1,979,605)	(1,445,940)
Proceeds from disposition of investments	1,102,018	1,022,560
Proceeds from principal payments of investments	272,374	134,770
Proceeds from investments sold short	1,656,721	1,207,603
Repurchase of investments sold short	(1,404,952)	(1,116,008)
Payments on financial derivatives	(65,916)	(44,958)
Proceeds from financial derivatives	62,386	48,528
Amortization of deferred debt issuance costs	132	—
Share-based long term incentive plan unit expense	192	189
Interest income related to consolidated securitization trust(1)	(1,765)	—
Interest expense related to consolidated securitization trust(1)	1,765	—
Repurchase agreements	(58,462)	(81,840)
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(161,965)	(39,012)
Due from brokers	56,208	30,717
Interest and principal receivable	(2,781)	547
Other assets	19,371	(3,522)
Increase (decrease) in liabilities:
Due to brokers	1,529	(8,882)
Payable for securities purchased and financial derivatives	228,321	139,361
Accounts payable and accrued expenses	220	669
Incentive fee payable	291	—
Other liabilities	(81)	102
Interest and dividends payable	887	517
Base management fee payable to affiliate	(92)	(45)
Net cash provided by (used in) operating activities	(223,688)	(115,281)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six-Month Period Ended June 30,
	2018	2017
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$2,165	$11,321
Shares repurchased	(17,593)	(2,868)
Dividends paid	(25,501)	(29,579)
Distributions to non-controlling interests	(10,457)	(8,050)
Proceeds from issuance of Other secured borrowings	51,170	81,648
Principal payments on Other secured borrowings	(13,449)	(11,837)
Borrowings under reverse repurchase agreements	2,296,100	7,089,080
Repayments of reverse repurchase agreements	(2,083,909)	(7,003,423)
Net cash provided by (used in) financing activities	198,526	126,292
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(25,162)	11,011
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD(2)	47,658	123,929
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD(2)	$22,496	$134,940
Supplemental disclosure of cash flow information:
Interest paid	$24,041	$12,554
Share-based long term incentive plan unit awards (non-cash)	192	189
Aggregate TBA trade activity (buys + sells) (non-cash)	14,759,189	11,157,765
Purchase of investments (non-cash)	(10,831)	(24,211)
Proceeds from principal payments of investments (non-cash)	22,807	4,315
Proceeds from the disposition of investments (non-cash)	10,831	25,693
Proceeds from issuance of Other secured borrowings (non-cash)	—	17,175
Principal payments on Other secured borrowings (non-cash)	—	(22,972)
Principal payments on Other secured borrowings, at fair value (non-cash)	(22,807)	—

(1)	Related to non-qualified mortgage securitization transaction. See Note 6 for further details.

(2)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are Agency RMBS, U.S. Treasury securities and sovereign debt, certain non-Agency RMBS and CMBS, CLOs, and corporate debt, and actively traded derivatives, such as interest rate swaps and foreign currency forwards, and certain other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, and CLOs, ABS, credit default swaps, or "CDS," on individual ABS, distressed corporate debt, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, non-listed equities, private corporate debt and equity investments, secured notes, and Other secured borrowings, at fair value.

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
(Y) Recent Accounting Pronouncements: In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation—Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). This amends ASC 718, Compensation—Stock Compensation, to simplify several aspects of accounting for nonemployee share-based payment transactions. ASU 2018-07 is effective for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020 with early adoption permitted. The adoption of ASU 2018-07 is not expected to have a material impact on the Company's consolidated financial statements.
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

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at June 30, 2018:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents	$6,833	$—	$—	$6,833
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,259,669	$5,889	$1,265,558
U.S. Treasury securities	—	70,468	—	70,468
Private label residential mortgage-backed securities	—	179,707	96,396	276,103
Private label commercial mortgage-backed securities	—	24,475	8,761	33,236
Commercial mortgage loans	—	—	104,951	104,951
Residential mortgage loans	—	—	293,472	293,472
Collateralized loan obligations	—	204,212	6,109	210,321
Consumer loans and asset-backed securities backed by consumer loans	—	—	199,254	199,254
Corporate debt	—	72,288	8,850	81,138
Secured notes	—	—	11,126	11,126
Real estate owned	—	—	34,339	34,339
Corporate equity investments	737	—	44,768	45,505
Total investments, at fair value	737	1,810,819	813,915	2,625,471
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	2,591	2,591
Credit default swaps on corporate bond indices	—	816	—	816
Credit default swaps on corporate bonds	—	7,029	—	7,029
Credit default swaps on asset-backed indices	—	3,720	—	3,720
Interest rate swaps	—	15,770	—	15,770
Futures	674	—	—	674
Forwards	—	69	—	69
Total financial derivatives–assets, at fair value	674	27,404	2,591	30,669
Repurchase agreements, at fair value	—	214,411	—	214,411
Total investments, financial derivatives–assets, and repurchase agreements, at fair value	$1,411	$2,052,634	$816,506	$2,870,551
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(618,665)	$—	$(618,665)
Government debt	—	(179,086)	—	(179,086)
Corporate debt	—	(50,711)	—	(50,711)
Common stock	(33,684)	—	—	(33,684)
Total investments sold short, at fair value	(33,684)	(848,462)	—	(882,146)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	$—	$(7,234)	$—	$(7,234)
Credit default swaps on corporate bonds	—	(10,461)	—	(10,461)
Credit default swaps on asset-backed indices	—	(963)	—	(963)
Interest rate swaps	—	(6,490)	—	(6,490)
Total return swaps	—	(314)	—	(314)
Futures	(155)	—	—	(155)
Forwards	—	(58)	—	(58)
Total financial derivatives–liabilities, at fair value	(155)	(25,520)	—	(25,675)
Other secured borrowings, at fair value	—	—	(101,100)	(101,100)
Total investments sold short, financial derivatives–liabilities, and other secured borrowings, at fair value	$(33,839)	$(873,982)	$(101,100)	$(1,008,921)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2018:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$31,830	Market Quotes	Non Binding Third-Party Valuation	$3.50	$172.06	$81.00
Corporate debt and non-exchange traded corporate equity	4,402	Market Quotes	Non Binding Third-Party Valuation	8.50	99.75	73.32
Private label commercial mortgage-backed securities	6,641	Market Quotes	Non Binding Third-Party Valuation	5.18	95.27	86.02
Agency interest only residential mortgage-backed securities	609	Market Quotes	Non Binding Third-Party Valuation	3.71	4.98	4.35
Private label residential mortgage-backed securities	64,566	Discounted Cash Flows	Yield	3.0%	40.0%	8.5%
			Projected Collateral Prepayments	1.4%	89.2%	46.5%
			Projected Collateral Losses	0.5%	20.0%	9.1%
			Projected Collateral Recoveries	0.0%	13.9%	7.3%
			Projected Collateral Scheduled Amortization	9.5%	92.0%	37.1%
						100.0%
Private label commercial mortgage-backed securities	2,120	Discounted Cash Flows	Yield	6.7%	35.5%	23.0%
			Projected Collateral Prepayments	0.0%	—%	—%
			Projected Collateral Losses	2.9%	3.0%	2.9%
			Projected Collateral Recoveries	6.8%	10.9%	9.3%
			Projected Collateral Scheduled Amortization	86.3%	90.2%	87.8%
						100.0%
Corporate debt, non-exchange traded corporate equity, and secured notes	17,032	Discounted Cash Flows	Yield	14.3%	15.0%	14.8%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$6,109	Discounted Cash Flows	Yield	8.3%	90.3%	25.4%
			Projected Collateral Prepayments	7.9%	91.2%	65.3%
			Projected Collateral Losses	1.8%	48.2%	20.0%
			Projected Collateral Recoveries	3.1%	43.9%	13.9%
			Projected Collateral Scheduled Amortization	—%	3.7%	0.8%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	199,254	Discounted Cash Flows	Yield	7.0%	21.8%	9.2%
			Projected Collateral Prepayments	1.3%	49.1%	36.5%
			Projected Collateral Losses	2.9%	40.9%	8.5%
			Projected Collateral Scheduled Amortization	47.4%	90.9%	55.0%
						100.0%
Performing commercial mortgage loans	98,126	Discounted Cash Flows	Yield	8.0%	17.1%	10.9%
Non-performing commercial mortgage loans and commercial real estate owned	40,270	Discounted Cash Flows	Yield	11.5%	18.5%	14.3%
			Months to Resolution	6.0	11.0	7.4
Performing residential mortgage loans	173,871	Discounted Cash Flows	Yield	3.6%	11.9%	5.7%
Securitized residential mortgage loans(1)	107,856	Discounted Cash Flows	Yield	5.1%	5.1%	5.1%
Non-performing residential mortgage loans and residential real estate owned	12,639	Discounted Cash Flows	Yield	4.4%	45.8%	9.1%
			Months to Resolution(2)	4.9	57.3	31.7
Credit default swaps on asset-backed securities	2,591	Net Discounted Cash Flows	Projected Collateral Prepayments	20.1%	27.6%	22.9%
			Projected Collateral Losses	13.1%	24.6%	18.8%
			Projected Collateral Recoveries	6.1%	14.8%	9.8%
			Projected Collateral Scheduled Amortization	45.9%	52.8%	48.5%
						100.0%
Agency interest only residential mortgage-backed securities	5,280	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	70	3,521	613
			Projected Collateral Prepayments	48.0%	100.0%	63.7%
			Projected Collateral Scheduled Amortization	0.0%	52.0%	36.3%
						100.0%
Non-exchange traded common equity investment in mortgage-related entity	2,814	Enterprise Value	Equity Price-to-Book(4)	1.8x	1.8x	1.8x
Non-exchange traded preferred equity investment in mortgage-related entity	28,009	Enterprise Value	Equity Price-to-Book(4)	1.0x	1.0x	1.0x
Non-controlling equity interest in limited liability company	5,284	Market Quotes	Non Binding Third-Party Valuation of the Underlying Assets(5)	$97.47	$97.47	$97.47
Non-controlling equity interest in limited liability company	7,203	Discounted Cash Flows	Yield(5)	9.8%	12.7%	10.3%
Other secured borrowings, at fair value(1)	(101,100)	Discounted Cash Flows	Yield	3.9%	3.9%	3.9%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Excludes certain loans that are re-performing.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$40,870	Market Quotes	Non Binding Third-Party Valuation	$45.00	$183.00	$81.63
Collateralized loan obligations	10,288	Market Quotes	Non Binding Third-Party Valuation	85.00	435.00	138.94
Corporate debt and non-exchange traded corporate equity	6,797	Market Quotes	Non Binding Third-Party Valuation	8.88	105.63	82.94
Private label commercial mortgage-backed securities	7,577	Market Quotes	Non Binding Third-Party Valuation	5.31	60.55	36.19
Agency interest only residential mortgage-backed securities	1,225	Market Quotes	Non Binding Third-Party Valuation	10.14	18.21	15.25
Private label residential mortgage-backed securities	60,427	Discounted Cash Flows	Yield	0.5%	26.5%	9.8%
			Projected Collateral Prepayments	2.1%	84.7%	38.3%
			Projected Collateral Losses	0.9%	18.2%	8.6%
			Projected Collateral Recoveries	0.3%	31.5%	11.3%
			Projected Collateral Scheduled Amortization	12.5%	90.2%	41.8%
						100.0%
Private label commercial mortgage-backed securities	4,770	Discounted Cash Flows	Yield	4.3%	42.5%	18.6%
			Projected Collateral Losses	1.1%	5.2%	2.5%
			Projected Collateral Recoveries	2.8%	17.1%	8.5%
			Projected Collateral Scheduled Amortization	80.1%	96.1%	89.0%
						100.0%
Corporate debt and non-exchange traded corporate equity	20,301	Discounted Cash Flows	Yield	3.0%	16.1%	10.6%
Collateralized loan obligations	14,623	Discounted Cash Flows	Yield	7.1%	62.2%	15.2%
			Projected Collateral Prepayments	22.5%	92.9%	77.9%
			Projected Collateral Losses	1.9%	40.2%	10.3%
			Projected Collateral Recoveries	3.4%	37.2%	9.5%
			Projected Collateral Scheduled Amortization	—%	4.1%	2.3%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	135,258	Discounted Cash Flows	Yield	7.0%	18.9%	9.5%
			Projected Collateral Prepayments	2.2%	50.1%	33.5%
			Projected Collateral Losses	0.4%	28.6%	8.2%
			Projected Collateral Scheduled Amortization	46.8%	95.2%	58.3%
						100.0%
Performing commercial mortgage loans	84,377	Discounted Cash Flows	Yield	8.0%	15.4%	10.7%
Non-performing commercial mortgage loans and commercial real estate owned	49,610	Discounted Cash Flows	Yield	11.4%	36.5%	17.7%
			Months to Resolution	4.0	17.0	9.5

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Performing residential mortgage loans	$42,030	Discounted Cash Flows	Yield	1.6%	18.8%	6.2%
Securitized residential mortgage loans(1)	132,424	Discounted Cash Flows	Yield	3.5%	3.5%	3.5%
Non-performing residential mortgage loans and residential real estate owned	8,609	Discounted Cash Flows	Yield	2.8%	34.5%	8.9%
			Months to Resolution(2)	1.9	40.5	25.6
Credit default swaps on asset-backed securities	3,140	Net Discounted Cash Flows	Projected Collateral Prepayments	19.8%	26.5%	22.4%
			Projected Collateral Losses	14.6%	23.8%	19.7%
			Projected Collateral Recoveries	5.8%	14.3%	10.6%
			Projected Collateral Scheduled Amortization	45.5%	51.0%	47.3%
						100.0%
Agency interest only residential mortgage-backed securities	4,948	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	381	3,521	730
			Projected Collateral Prepayments	51.2%	100.0%	69.1%
			Projected Collateral Scheduled Amortization	0.0%	48.8%	30.9%
						100.0%
Non-exchange traded common equity investment in mortgage-related entity	2,814	Enterprise Value	Equity Price-to-Book(4)	2.0x	2.0x	2.0x
Non-exchange traded preferred equity investment in mortgage-related entity	20,774	Enterprise Value	Equity Price-to-Book(4)	0.9x	0.9x	0.9x
Non-controlling equity interest in limited liability company	5,033	Market Quotes	Non Binding Third-Party Valuation of the Underlying Assets(5)	$96.91	$96.91	$96.91
Non-controlling equity interest in limited liability company	5,693	Discounted Cash Flows	Yield(5)	9.1%	9.1%	9.1%
Other secured borrowings, at fair value(1)	(125,105)	Discounted Cash Flows	Yield	2.8%	2.8%	2.8%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Excludes certain loans that are re-performing.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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
The tables below include a roll-forward of the Company's financial instruments for the three- and six-month periods ended June 30, 2018 and 2017 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three-Month Period Ended June 30, 2018

(In thousands)	Ending Balance as of March 31, 2018	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2018
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,128	$(547)	$18	$(41)	$1,533	$(569)	$—	$(633)	$5,889
Private label residential mortgage-backed securities	111,862	(1,889)	211	(1,845)	13,596	(10,999)	3,073	(17,613)	96,396
Private label commercial mortgage-backed securities	13,709	28	(104)	784	—	(4,194)	—	(1,462)	8,761
Commercial mortgage loans	109,294	226	553	610	20,132	(25,864)	—	—	104,951
Residential mortgage loans	240,781	(464)	637	(267)	76,785	(24,000)	—	—	293,472
Collateralized loan obligations	27,479	(377)	2	300	11,442	(7,889)	—	(24,848)	6,109
Consumer loans and asset-backed securities backed by consumer loans	148,422	(6,955)	450	3,782	83,069	(29,514)	—	—	199,254
Corporate debt	18,000	59	96	(761)	448	(1,944)	—	(7,048)	8,850
Secured notes	—	92	—	(234)	11,268	—	—	—	11,126
Real estate owned	29,110	—	10	(1)	5,472	(252)	—	—	34,339
Corporate equity investments	50,869	—	1,182	(1)	—	(7,282)	—	—	44,768
Total investments, at fair value	755,654	(9,827)	3,055	2,326	223,745	(112,507)	3,073	(51,604)	813,915
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	3,069	—	161	(478)	22	(183)	—	—	2,591
Total financial derivatives– assets, at fair value	3,069	—	161	(478)	22	(183)	—	—	2,591
Total investments and financial derivatives–assets, at fair value	$758,723	$(9,827)	$3,216	$1,848	$223,767	$(112,690)	$3,073	$(51,604)	$816,506
Liabilities:
Other secured borrowings, at fair value	$(113,775)	$—	$—	$414	$12,261	$—	$—	$—	$(101,100)
Total other secured borrowings, at fair value	$(113,775)	$—	$—	$414	$12,261	$—	$—	$—	$(101,100)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2018. For Level 3 financial instruments held by the Company at June 30, 2018, change in net unrealized gain (loss) of $1.6 million, $(0.5) million, and $0.4 million, for the three-month period ended June 30, 2018 relate to investments, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At June 30, 2018, the Company transferred $51.6 million of securities from Level 3 to Level 2 and $3.1 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Three-Month Period Ended June 30, 2017

(In thousands)	Ending Balance as of March 31, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,425	$(2,320)	$(402)	$(163)	$(417)	$(126)	$—	$(21,101)	$4,896
Private label residential mortgage-backed securities	80,332	(476)	1,137	3,327	27,972	(9,733)	16,089	(39,525)	79,123
Private label commercial mortgage-backed securities	41,300	276	(3,338)	4,991	20	(16,734)	—	(12,706)	13,809
Commercial mortgage loans	62,508	101	79	(56)	4,500	(1,236)	—	—	65,896
Residential mortgage loans	112,650	537	1,133	(481)	37,048	(14,790)	—	—	136,097
Collateralized loan obligations	70,561	(4,849)	532	479	18,157	(23,233)	—	(19,111)	42,536
Consumer loans and asset-backed securities backed by consumer loans(1)	107,842	(3,208)	478	(555)	25,594	(21,480)	—	—	108,671
Corporate debt	59,609	154	216	29	36,397	(75,870)	—	—	20,535
Real estate owned	25,390	—	365	(401)	54	(431)	—	—	24,977
Corporate equity investments(1)	33,917	—	1,519	(994)	6,775	(5,519)	—	—	35,698
Total investments, at fair value	623,534	(9,785)	1,719	6,176	156,100	(169,152)	16,089	(92,443)	532,238
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,828	—	331	(721)	10	(341)	—	—	5,107
Total return swaps	—	—	65	—	—	(65)	—	—	—
Total financial derivatives– assets, at fair value	5,828	—	396	(721)	10	(406)	—	—	5,107
Total investments and financial derivatives–assets, at fair value	$629,362	$(9,785)	$2,115	$5,455	$156,110	$(169,558)	$16,089	$(92,443)	$537,345
Liabilities:
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed securities	$(218)	$—	$(19)	$12	$446	$(428)	$—	$—	$(207)
Total return swaps	—	—	(85)	—	21	64	—	—	—
Total financial derivatives– liabilities, at fair value	$(218)	$—	$(104)	$12	$467	$(364)	$—	$—	$(207)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2017. For Level 3 financial instruments held by the Company at

June 30, 2017, change in net unrealized gain (loss) of $5.1 million, $(0.7) million, and $0.01 million for the three-month period ended June 30, 2017 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. At June 30, 2017, the Company transferred $92.4 million of securities from Level 3 to Level 2 and $16.1 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Six-Month Period Ended June 30, 2018

(In thousands)	Ending Balance as of December 31, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2018
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,173	$(1,172)	$57	$229	$2,635	$(957)	$—	$(1,076)	$5,889
Private label residential mortgage-backed securities	101,297	156	2,719	(986)	24,623	(29,439)	9,301	(11,275)	96,396
Private label commercial mortgage-backed securities	12,347	(163)	1,618	1,043	8,046	(13,890)	—	(240)	8,761
Commercial mortgage loans	108,301	844	884	449	24,119	(29,646)	—	—	104,951
Residential mortgage loans	182,472	(1,179)	583	(920)	149,825	(37,309)	—	—	293,472
Collateralized loan obligations	24,911	78	3	527	21,537	(16,099)	—	(24,848)	6,109
Consumer loans and asset-backed securities backed by consumer loans	135,258	(12,851)	950	7,585	125,203	(56,891)	—	—	199,254
Corporate debt	23,947	(56)	148	(396)	905	(8,650)	—	(7,048)	8,850
Secured notes	—	92	—	(234)	11,268	—	—	—	11,126
Real estate owned	26,277	—	(447)	615	9,570	(1,676)	—	—	34,339
Corporate equity investments	37,465	—	1,182	4,325	9,078	(7,282)	—	—	44,768
Total investments, at fair value	658,448	(14,251)	7,697	12,237	386,809	(201,839)	9,301	(44,487)	813,915
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	3,140	—	247	(549)	45	(292)	—	—	2,591
Total financial derivatives– assets, at fair value	3,140	—	247	(549)	45	(292)	—	—	2,591
Total investments and financial derivatives–assets, at fair value	$661,588	$(14,251)	$7,944	$11,688	$386,854	$(202,131)	$9,301	$(44,487)	$816,506
Liabilities:
Other secured borrowings, at fair value	$(125,105)	$—	$—	$1,198	$22,807	$—	$—	$—	$(101,100)
Total other secured borrowings, at fair value	$(125,105)	$—	$—	$1,198	$22,807	$—	$—	$—	$(101,100)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2018. For Level 3 financial instruments held by the Company at June 30, 2018, change in net unrealized gain (loss) of $10.5 million, $(0.5) million, and $1.2 million, for the six-month period ended June 30, 2018 relate to investments, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At June 30, 2018, the Company transferred $44.5 million of securities from Level 3 to Level 2 and $9.3 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Six-Month Period Ended June 30, 2017

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,622	$(4,913)	$(437)	$65	$1,785	$(125)	$—	$(21,101)	$4,896
Private label residential mortgage-backed securities	90,083	1,036	434	6,034	26,800	(29,349)	11,348	(27,263)	79,123
Private label commercial mortgage-backed securities	43,268	632	(2,996)	6,402	20	(20,811)	—	(12,706)	13,809
Commercial mortgage loans	61,129	631	416	1,150	27,545	(24,975)	—	—	65,896
Residential mortgage loans	84,290	678	1,081	(77)	71,186	(21,061)	—	—	136,097
Collateralized loan obligations	44,956	(6,032)	1,453	3,011	56,869	(38,609)	—	(19,112)	42,536
Consumer loans and asset-backed securities backed by consumer loans	107,157	(6,264)	(74)	281	50,012	(42,441)	—	—	108,671
Corporate debt	25,004	253	548	187	83,492	(88,949)	—	—	20,535
Real estate owned	3,349	—	424	(295)	24,211	(2,712)	—	—	24,977
Corporate equity investments	29,392	—	1,519	(723)	11,775	(6,265)	—	—	35,698
Total investments, at fair value	518,250	(13,979)	2,368	16,035	353,695	(275,297)	11,348	(80,182)	532,238
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,326	—	368	(218)	68	(437)	—	—	5,107
Total return swaps	155	—	222	(155)	—	(222)	—	—	—
Warrants	106	—	(100)	(6)	—	—	—	—	—
Total financial derivatives– assets, at fair value	5,587	—	490	(379)	68	(659)	—	—	5,107
Total investments and financial derivatives–assets, at fair value	$523,837	$(13,979)	$2,858	$15,656	$353,763	$(275,956)	$11,348	$(80,182)	$537,345
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(256)	$—	$(465)	$477	$465	$(428)	$—	$—	$(207)
Total return swaps	(249)	—	(292)	250	304	(13)	—	—	—
Total financial derivatives– liabilities, at fair value	$(505)	$—	$(757)	$727	$769	$(441)	$—	$—	$(207)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2017. For Level 3 financial instruments held by the Company at June 30, 2017, change in net unrealized gain (loss) of $9.0 million, $(0.2) million, and $0.05 million, for the six-month period ended June 30, 2017 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
As of June 30, 2017, the Company modified certain of its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedure, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. At June 30, 2017, the Company transferred $80.2 million of securities from Level 3 to Level 2 and $11.3 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
There were no transfers of financial instruments between Level 1 and Level 2 during the three- or six-month periods ended June 30, 2018 and 2017.
Not included in the disclosures above are the Company's other financial instruments, which are carried at cost and include, Cash, Due from brokers, Due to brokers, Reverse repurchase agreements, Other secured borrowings, and the Company's unsecured long-term debt, or the "Senior Notes," which is reflected on the Consolidated Statement of Assets, Liabilities, and Equity in Senior notes, net. Cash includes cash held in various accounts including an interest bearing overnight account for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; carrying value of these items approximates fair value and such items are considered Level 1 assets and liabilities. The Company's reverse repurchase agreements and Other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements and Other secured borrowings are considered Level 2 assets and liabilities based on the adequacy of the associated collateral and their short term nature. The Company estimates the fair value of the Senior Notes at $84.4 million and $85.6 million as of June 30, 2018 and December 31, 2017, respectively. The Senior Notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Assets:
TBA securities, at fair value (Current principal: $306,847 and $118,806, respectively)	$317,013	$123,680
Receivable for securities sold relating to unsettled TBA sales	617,433	460,666
Liabilities:
TBA securities sold short, at fair value (Current principal: -$608,800 and -$442,197, respectively)	$(618,665)	$(460,189)
Payable for securities purchased relating to unsettled TBA purchases	(317,088)	(123,918)
Net short TBA securities, at fair value	(301,652)	(336,509)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three- and six-month periods ended June 30, 2018 and 2017 are summarized in the tables below:
Three- and Six-Month Periods Ended June 30, 2018:

		Three-Month Period Ended June 30, 2018		Six-Month Period Ended June 30, 2018
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$161	$(477)	$247	$(549)
Credit default swaps on asset-backed indices	Credit	(204)	1	(2,046)	1,453
Credit default swaps on corporate bond indices	Credit	(675)	866	(2,237)	2,428
Credit default swaps on corporate bonds	Credit	(1,472)	3,063	2,996	(792)
Total return swaps	Equity Market/Credit	257	(331)	423	(313)
Interest rate swaps	Interest Rate	(677)	2,091	(1,500)	7,130
Futures	Interest Rate/Currency	1,684	1,542	923	981
Forwards	Currency	1,104	100	(69)	485
Options	Interest Rate/ Equity Market	(1)	—	(62)	76
Total		$177	$6,855	$(1,325)	$10,899

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $22 thousand and $(0.2) million, for the three- and six-month periods ended June 30, 2018, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $0.2 million and $0.3 million, for the three- and six-month periods ended June 30, 2018, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Three- and Six-Month Periods Ended June 30, 2017:

		Three-Month Period Ended June 30, 2017		Six-Month Period Ended June 30, 2017
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$312	$(709)	$(97)	$259
Credit default swaps on asset-backed indices	Credit	(1,283)	(488)	(2,456)	(2,610)
Credit default swaps on corporate bond indices	Credit	(886)	45	(1,172)	18
Credit default swaps on corporate bonds	Credit	(548)	(666)	458	(995)
Total return swaps	Equity Market/Credit	(603)	10	(1,356)	148
Interest rate swaps	Interest Rates	(834)	(960)	(580)	(801)
Futures	Interest Rates	(145)	53	(178)	37
Forwards	Currency	(2,523)	(1,194)	(3,345)	(864)
Warrants	Equity Market	—	—	(100)	(6)
Mortgage loan purchase commitments	Interest Rates	—	—	—	31
Options	Equity Market/Credit	(78)	6	(149)	17
Total		$(6,588)	$(3,903)	$(8,975)	$(4,766)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $(19) thousand and $(3) thousand, for the three- and six-month periods ended June 30, 2017, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(90) thousand and $(126) thousand, for the three- and six-month periods ended June 30, 2017, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2018 and the year ended December 31, 2017:

Derivative Type	Six-Month Period Ended June 30, 2018	Year Ended December 31, 2017
	(In thousands)
Interest rate swaps	$1,113,420	$1,306,853
Credit default swaps	601,794	531,008
Total return swaps	36,059	19,760
Futures	101,664	48,244
Options	124,741	94,415
Forwards	44,541	76,784
Warrants	—	378
Mortgage loan purchase commitments	—	1,585
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of both June 30, 2018 and December 31, 2017, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at June 30, 2018 and December 31, 2017, are summarized below:

Credit Derivatives	June 30, 2018	December 31, 2017
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(350)	$(4,770)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	286	(3,582)
Notional Value of Written Credit Derivatives (2)	150,542	177,588
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(21,015)	(88,400)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

(2)
The notional value is the maximum amount that a seller of credit protection would be obligated to pay, and a buyer of credit protection would receive, upon occurrence of a "credit event." Movements in the value of credit default swap transactions may require the Company or the counterparty to post or receive collateral. Amounts due or owed under credit derivative contracts with an International Swaps and Derivatives Association, or "ISDA," counterparty may be offset against amounts due or owed on other credit derivative contracts with the same ISDA counterparty. As a result, the notional value of written credit derivatives involving a particular underlying reference asset or index has been reduced (but not below zero) by the notional value of any contracts where the Company has purchased credit protection on the same reference asset or index with the same ISDA counterparty.

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at June 30, 2018, implied credit spreads on such contracts ranged between 36.4 and 1,387.9 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2017, implied credit spreads on such contracts ranged between 15.4 and 1,945.7 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.3) million and $(0.4) million as of June 30, 2018 and December 31, 2017, respectively. Estimated points up front on these contracts as of June 30, 2018 ranged between 51.9 and 72.0 points, and as of December 31, 2017 ranged between 51.4 and 71.6 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at June 30, 2018 and December 31, 2017 were $(0.8) million and $(5.5) million, respectively.
6. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. As a result of the sale the Company recognized a realized loss in the amount of $(0.1) million. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. During 2017, at the co-participant's direction, the Acquiror sold the portion of the subordinated notes beneficially owned by the co-participant, and as a result as of both June 30, 2018 and December 31, 2017, the Company's total interest in the Acquiror had increased to approximately 75%. The Company's interest in the Acquiror is accounted for as a beneficial interest and is included on the Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
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
Participation in CLO Transactions
Since June 2017, an affiliate of Ellington sponsored three CLO securitization transactions (the "CLO I Securitization," the "CLO II Securitization," and the "CLO III Securitization"; collectively, the "Ellington-sponsored CLO Securitizations"), collateralized by corporate loans and managed by an affiliate of Ellington (the "CLO Manager"). Ellington, the Company, several other affiliates of Ellington, and, in the case of the CLO II Securitization and the CLO III Securitization, several third parties participated in the Ellington-sponsored CLO Securitizations (collectively, the "CLO Co-Participants").
Pursuant to each Ellington-sponsored CLO Securitization, a newly formed securitization trust (the "CLO I Issuer," the "CLO II Issuer," and the "CLO III Issuer"; collectively, the "CLO Issuers") issued various classes of notes, which were in turn sold to unrelated third parties and the applicable CLO Co-Participants. The notes issued by each CLO Issuer are backed by the cash flows from the underlying corporate loans (including loans to be purchased during a reinvestment period), which are applied in accordance with the contractual priority of payments.
In the case of the CLO I Securitization, the Company and one CLO Co-Participant transferred corporate loans with a fair value of approximately $62.0 million and $141.7 million, respectively, to the CLO I Issuer in exchange for cash. The Company has no obligation to repurchase or replace securitized corporate loans that subsequently become delinquent or are otherwise in default, and the transfer by the Company was accounted for as a sale in accordance with ASC 860-10. As a result of the sale, the Company recognized a realized gain in the amount of $0.2 million.
In the case of the CLO II Securitization and the CLO III Securitization, the Company, along with certain other CLO Co-Participants, advanced funds in the form of loans (the "Advances") to the applicable CLO Issuers prior to the CLO pricing date to enable it to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to their terms, the Advances are required to be repaid at the closing of the respective securitization.
In each Ellington-sponsored CLO Securitization, the Company and each of the applicable CLO Co-Participants purchased various classes of notes issued by the corresponding CLO Issuer. In accordance with the Company's accounting policy for recording certain investment transactions on trade date, these purchases were recorded on the CLO pricing date rather than the CLO closing date. In addition, in the case of each of the CLO I Securitization and the CLO II Securitization, the Company and the CLO Co-Participants also funded a newly formed entity (the "CLO I Risk Retention Vehicle" and the "CLO II Risk Retention Vehicle") to purchase a sufficient portion of the unsecured subordinated notes issued by the applicable CLO Issuer so as to comply with risk retention rules (the "Risk Retention Rules") under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as further described below.
With respect to each Ellington-sponsored CLO Securitization, the Company subsequently sold a portion of the notes that it had originally purchased. In addition to the Company's remaining investments in these notes, the Company held an approximate 25% ownership interest in the CLO I Risk Retention Vehicle, with a fair value of $5.3 million and $5.0 million, as of June 30, 2018 and December 31, 2017, respectively, which is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
Under the Risk Retention Rules, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets. However, in February 2018, the U.S. Court of Appeals for the District of Columbia Circuit, or the "Court of Appeals," ruled that open-market CLO securitizations are exempt from the Risk Retention Rules, as long as certain requirements are met, and in April 2018 the Court of Appeals gave effect to this ruling. As a result, Risk Retention Rules no longer apply to managers of open-market CLOs, and those managers are now permitted to sell the interests in existing open-market CLOs that were originally retained in order to comply with the Risk Retention Rules, as long as those securitizations meet the requirements for exemption. After the decision by the Court of Appeals, the CLO Manager determined that the CLO II Securitization met the requirements for exemption from the Risk Retention Rules and subsequently distributed, in-kind, the subordinated notes held in the CLO II Risk Retention Vehicle to the CLO Co-Participants pro rata based on each CLO Co-Participant's respective ownership percentage of the CLO II Risk Retention Vehicle. The subordinated notes distributed to the Company from the CLO II Risk Retention Vehicle had a face amount of $5.6 million. Such notes had a fair value of $5.0 million as of June 30, 2018 and are included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations and in the table below. The Manager of CLO III Securitization was not required to establish a risk retention vehicle because the transaction closed subsequent to the effectiveness of the ruling by the Court of Appeals.
However, the CLO I Securitization may not currently meet the requirements for exemption from the Risk Retention Rules, and as a result the CLO Manager may still be subject to the Risk Retention Rules with respect to the CLO I Securitization. The Company is not required to hold its investment in the CLO I Risk Retention Vehicle for any minimum period; only the CLO Manager may have that requirement under the Risk Retention Rules. The CLO Manager has full and exclusive management and control of the business of the CLO I Risk Retention Vehicle, and the Company does not retain control of the assets nor does it have the power to direct the activities of either the CLO I Issuer or the CLO I Risk Retention Vehicle that most significantly impact each entity's economic performance.
The following table details the Company’s investments in notes issued by the Ellington-sponsored CLO Securitizations:

CLO Issuer(1)	CLO Pricing Date	CLO Closing Date	Total Face Amount of Notes Issued	Face Amount of Notes Initially Purchased		Aggregate Purchase Price	Notes Held(3) as of
							June 30, 2018		December 31, 2017
			(In thousands)	(In thousands)			(In thousands)
CLO I Issuer(2)	5/17	6/17	$373,550	$36,606	(4)	$35,926	$18,215	(5)	$24,299	(6)
CLO II Issuer	12/17	1/18	452,800	18,223	(7)	16,621	16,806	(6)	13,395	(6)
CLO III Issuer	6/18	7/18	407,100	35,480	(7)	32,394	22,505	(8)	—

(1)	The Company does not have the power to direct the activities of the CLO Issuers that most significantly impact their economic performance.

(2)	Excludes the Company's equity investment in the CLO I Risk Retention Vehicle, as discussed above.

(3)	Included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations.

(4)	The Company purchased secured and unsecured subordinated notes.

(5)	Includes unsecured subordinated notes.

(6)	Includes secured and unsecured subordinated notes.

(7)	The Company purchased secured senior and secured and unsecured subordinated notes.

(8)	Includes secured senior and secured and unsecured subordinated notes.
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
The following table details the assets and liabilities of the consolidated securitization trust included in the Company’s Consolidated Statement of Assets, Liabilities, and Equity as of June 30, 2018 and December 31, 2017:

	As of
(In thousands)	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$—	$333
Investments, at fair value	107,856	132,424
Interest and dividends receivable	37	—
Liabilities:
Interest and dividends payable	37	333
Other secured borrowings, at fair value	101,100	125,105
7. Borrowings
Secured Borrowings
The Company's secured borrowings consist of reverse repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of June 30, 2018 and December 31, 2017, the Company's total secured borrowings were $1.618 billion and $1.392 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with 24 and 23 counterparties as of June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018, approximately 17% of open reverse repurchase agreements were with one counterparty. As of December 31, 2017, approximately 19% of open reverse repurchase agreements were with one counterparty. As of June 30, 2018 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 2 days to 913 days and from 2 days to 1094 days as of December 31, 2017. Interest rates on the Company's open reverse repurchase agreements ranged from 0.38% to 5.59% as of June 30, 2018 and from (1.25)% to 4.94% as of December 31, 2017.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS, Credit assets (which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and U.S. Treasury securities, by remaining maturity as of June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$261,209	2.01%	16	$287,014	1.43%	15
31-60 Days	395,408	2.13%	45	264,058	1.47%	46
61-90 Days	233,892	2.22%	77	277,950	1.63%	74
121-150 Days	573	3.32%	125	—	—%	—
151-180 Days	—	—%	—	602	2.56%	158
Total Agency RMBS	891,082	2.12%	45	829,624	1.51%	44
Credit:
30 Days or Less	25,011	2.62%	3	37,433	2.61%	13
31-60 Days	155,309	3.10%	48	132,201	2.44%	49
61-90 Days	144,983	3.33%	76	130,875	2.75%	77
121-150 Days	1,711	3.88%	146	8,551	3.79%	128
151-180 Days	12,241	4.17%	167	8,300	3.40%	164
181-360 Days	121,971	4.00%	221	5,090	3.59%	280
> 360 Days	66,559	5.59%	913	56,944	4.94%	1094
Total Credit Assets	527,785	3.69%	206	379,394	3.00%	219
U.S. Treasury Securities:
30 Days or Less	2,639	2.30%	2	297	1.70%	2
Total U.S. Treasury Securities	2,639	2.30%	2	297	1.70%	2
Total	$1,421,506	2.70%	104	$1,209,315	1.98%	99
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2018 and December 31, 2017, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.69 billion and $1.41 billion, respectively. Collateral transferred under outstanding borrowings as of June 30, 2018 include investments in the amount of $0.3 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $20.7 million and additional securities with a fair value of $0.5 million as of June 30, 2018 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2017 include investments in the amount of $10.6 million that were sold prior to year end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $18.6 million and additional securities with a fair value of $1.3 million as of December 31, 2017 as a result of margin calls from various counterparties.
As of both June 30, 2018 and December 31, 2017, there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility includes a one year revolving period (or earlier following an early amortization event or event of default), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. After the revolving period ends, the facility has a two-year term ending in February 2021. The facility accrues interest on a floating rate basis. As of June 30, 2018, the Company had outstanding borrowings under this facility in the amount of $11.0 million which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity, and the effective interest rate, inclusive of related deferred financing costs, was 4.42%. As of June 30, 2018, the fair value of unsecured loans collateralizing this borrowing was $18.6 million.
In December 2017, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2019 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of June 30, 2018 and December 31, 2017, the Company had outstanding borrowings under this facility in the amount of $84.6 million and $57.9 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity, and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.42% and 4.34% as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the fair value of unsecured loans collateralizing this borrowing was $141.3 million and $89.7 million, respectively.
In November 2017, the Company completed a securitization transaction, as discussed in Note 6, whereby it financed a portfolio of non-QM loans. As of June 30, 2018 and December 31, 2017, the fair value of the Company’s outstanding liability associated with this securitization transaction was $101.1 million and $125.1 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on Company's Consolidated Statement of Assets, Liabilities, and Equity in Other Secured Borrowings, at fair value. The weighted average coupon on the Certificates held by third parties was 2.93% and 2.89% as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the fair value of non-QM loans held in the securitization trust was $107.9 million and $132.4 million, respectively.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of Senior Notes. The total net proceeds to the Company from the issuance of the Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Senior Notes bear an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Senior Notes. Interest on the Senior notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of June 30, 2018 the Company was in compliance with all of its covenants.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of June 30, 2018:

Year	Reverse Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
2018	$1,232,976	$20,305	$—	$1,253,281
2019	121,971	113,777	—	235,748
2020	66,559	52,859	—	119,418
2021	—	10,990	—	10,990
2022	—	—	86,000	86,000
Total	$1,421,506	$197,931	$86,000	$1,705,437

(1)	Reflects the Company's contractual principal repayment dates.

(2)	Reflects the Company's expected principal repayment dates.
8. Income Taxes
The Company has certain subsidiaries that have elected to be treated as corporations for U.S. federal income tax purposes. As of both June 30, 2018 and December 31, 2017, one such subsidiary had a deferred tax asset, resulting from a net operating loss carryforward, which was fully reserved through a valuation allowance. As of June 30, 2018, the deferred tax asset and the valuation allowance were valued at $4.6 million and $(4.6) million, respectively. As of December 31, 2017, the deferred tax asset and the valuation allowance were valued at 4.0 million and $(4.0) million, respectively.
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
Summary information—For the three-month periods ended June 30, 2018 and 2017, the total base management fee incurred, net of fee rebates, was $2.0 million and $2.4 million, respectively. For the six-month periods ended June 30, 2018 and 2017, the total base management fee incurred, net of fee rebates, was $4.0 million and $4.8 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2018, there was no Loss Carryforward.
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
Summary information—Total incentive fee incurred for the three- and six-month periods ended June 30, 2018 was $0.3 million. The Company did not accrue an incentive fee for the three- or six-month periods ended June 30, 2017, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the six-month periods ended June 30, 2018 and 2017, the Company reimbursed the Manager $3.8 million and $2.7 million, respectively, for previously incurred operating and compensation expenses.

Equity Investments in Certain Mortgage Originators
As of June 30, 2018, the mortgage originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date the Company purchases the related residential mortgage loans from the mortgage originator. As of June 30, 2018, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 17, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company has investments in participation certificates related to consumer loans titled in the name of a related party of Ellington. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows was $18.2 million and $11.7 million as of June 30, 2018 and December 31, 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the six-month period ended June 30, 2018, the Company purchased loans under these agreements with an aggregate principal balance of $93.7 million. As of June 30, 2018, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $111.6 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $168.5 million and $114.5 million as of June 30, 2018 and December 31, 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, was $294.4 million and $183.1 million as of June 30, 2018 and December 31, 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.
The Company is a co-investor in certain small balance commercial mortgage loans with two other investors, including an unrelated third party and an affiliate of Ellington. These loans are held in a consolidated subsidiary of the Company. As of June 30, 2018, the aggregate fair value of these loans was $20.3 million and the non-controlling interests held by the unrelated third party and the Ellington affiliate were $1.0 million and $2.7 million, respectively. As of December 31, 2017, the aggregate fair value of these loans was $27.9 million and the non-controlling interests held by the unrelated third party and the Ellington affiliate were $1.8 million and $5.3 million, respectively.

The Company is also a co-investor in certain small balance commercial mortgage loans with other investors, including unrelated third parties and affiliates of Ellington. Each co-investor has an interest in a limited liability company that holds the loans. As of June 30, 2018 the Company's ownership percentage of the jointly owned limited liability company was approximately 17% and had a fair value of $1.2 million, which is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
The Company is also a co-investor, together with other affiliates of Ellington, in the parent of an entity (the "Issuing Entity"), that holds a call right to a securitization. The Issuing Entity issued notes to the Company and its affiliates, and to an unrelated third party. As of June 30, 2018 the notes held by the Company had a fair value of $11.1 million, which are included on the Company's Consolidated Condensed Schedule of Investments in Secured Notes.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with certain other entities managed by Ellington (the "Affiliated Entities") in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the Affiliated Entities, respectively (the "SBC Assets").
In connection with the financing of the SBC Assets under a reverse repurchase agreement, each of the Company and the Affiliated Entities transferred their respective SBC Assets to a jointly owned entity (the "Jointly Owned Entity"). While the Company's SBC Assets were transferred to the Jointly Owned Entity, the Company's SBC Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its SBC Assets. As of June 30, 2018 and December 31, 2017, the Jointly Owned Entity has outstanding issued debt under the reverse repurchase agreement in the amount of $146.7 million and $106.6 million, respectively. The Company's portion of this debt as of June 30, 2018 and December 31, 2017 was $66.6 million and $56.9 million, respectively, and is included under the caption Reverse repurchase agreements on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent that there is a default under the reverse repurchase agreement, all of the assets of the Jointly Owned Entity, including those beneficially owned by any non-defaulting owners of the Jointly Owned Entity, could be used to satisfy the outstanding obligations under the reverse repurchase agreement. As of June 30, 2018, no party to the reverse repurchase agreement was in default. In connection with this financing as of June 30, 2018 and December 31, 2017 there was a receivable from the Jointly Owned Entity in the amount of $12 thousand and $23.4 million, respectively, which is included in Other assets on the Company's Consolidated Statement of Assets, Liabilities, and Equity.
Multi-Seller Consumer Loan Securitization
In December 2016, in order to facilitate the financing of the Company's share of the subordinated note held by the Acquiror, the Company entered into a repurchase agreement with the Acquiror (the "Acquiror Repurchase Agreement") whereby the Company's share of the subordinated note held by the Acquiror was transferred to the Company as collateral under the Acquiror Repurchase Agreement. The Company then re-hypothecated this collateral to a third-party lending institution pursuant to a reverse repurchase agreement (the "Reverse Agreement"). The Acquiror Repurchase Agreement is included on the Company's Consolidated Statement of Assets, Liabilities and Equity under the caption, Repurchase agreements, at fair value and on its Consolidated Condensed Schedule of Investments. The Company's obligation under the Reverse Agreement is included on its Consolidated Statement of Assets, Liabilities and Equity under the caption, Reverse repurchase agreements. As of June 30, 2018 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $5.7 million and the fair value of the related collateral was $9.4 million. As of December 31, 2017 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $5.7 million and the fair value of the related collateral was $9.4 million. See Note 6 for details of the Company's participation in the multi-seller consumer loan securitization.
Participation in CLO Transactions
As discussed in Note 6, the Company participated in three CLO securitization transactions, all managed by the CLO Manager.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three- and six-month periods ended June 30, 2018, the amount of such fee rebates was $0.3 million and $0.5 million.

In addition, as discussed in Note 6, in the case of the CLO II Securitization and the CLO III Securitization, the Company along with certain other CLO Co-Participants made Advances to the respective CLO Issuers, to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Advances, the applicable CLO Issuer is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Advances, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective CLO Issuer would, subject to a cure period, be liquidated. As of June 30, 2018 and December 31, 2017, the Company's loan receivable related to the warehouse facility in operation at such time was in the amount of $21.0 million and $16.9 million, respectively, and is included on the Consolidated Statement of Assets, Liabilities and Equity in Other assets. Each loan receivable from these warehouse facilities is considered a Level 3 asset and its carrying value approximates fair value due to its short term nature and the adequacy of the assets acquired into the warehouse.
10. Long-Term Incentive Plan Units
LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units issued under the Company's incentive plans for each of the three-month periods ended June 30, 2018 and 2017 was $0.1 million. Total expense associated with LTIP Units issued under the Company's incentive plans for each of the six-month periods ended June 30, 2018 and 2017 was $0.2 million.
On March 7, 2018, the Company's Board of Directors authorized the issuance of 1,723 LTIP Units to certain of its partially dedicated employees pursuant to the Company's 2017 Equity Incentive Plan. These LTIP Units will vest and become non-forfeitable on March 7, 2019.
The below table details on the Company's unvested LTIP Units as of June 30, 2018:

Grant Recipient	Number of LTIP Units Granted	Grant Date	Vesting Date(1)
Independent directors:
	10,002	September 12, 2017	September 11, 2018
Partially dedicated employees:
	1,723	March 7, 2018	March 7, 2019
	8,533	December 12, 2017	December 12, 2018
	5,886	December 12, 2017	December 12, 2019
	5,583	December 13, 2016	December 13, 2018
Total unvested LTIP Units at June 30, 2018	31,727

(1)	Date at which such LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the three-month periods ended June 30, 2018 and 2017:

	Three-Month Period Ended June 30, 2018			Three-Month Period Ended June 30, 2017
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (3/31/2018 and 3/31/2017, respectively)	375,000	117,882	492,882	375,000	94,539	469,539
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2018 and 6/30/2017, respectively)	375,000	117,882	492,882	375,000	94,539	469,539
LTIP Units Vested and Outstanding (6/30/2018 and 6/30/2017, respectively)	375,000	86,155	461,155	375,000	65,828	440,828

The following table summarizes issuance and exercise activity of the Company's LTIP Units for the six-month periods ended June 30, 2018 and 2017:

	Six-Month Period Ended June 30, 2018			Six-Month Period Ended June 30, 2017
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2017 and 12/31/2016, respectively)	375,000	116,159	491,159	375,000	94,539	469,539
Granted	—	1,723	1,723	—	—	—
Exercised	—	—	—	—	—	—
LTIP Units Outstanding (6/30/2018 and 6/30/2017, respectively)	375,000	117,882	492,882	375,000	94,539	469,539
LTIP Units Vested and Outstanding (6/30/2018 and 6/30/2017, respectively)	375,000	86,155	461,155	375,000	65,828	440,828
As of June 30, 2018, there were an aggregate of 1,906,046 common shares underlying awards, including LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
11. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of both June 30, 2018 and December 31, 2017, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.7% in the Operating Partnership. As of June 30, 2018 and December 31, 2017 non-controlling interest related to the outstanding 212,000 OP Units was $4.1 million and $4.0 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. The subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2018 and December 31, 2017 these joint venture partners' interests in subsidiaries of the Company were $9.4 million and $16.7 million, respectively.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
12. Common Share Capitalization
During the three-month periods ended June 30, 2018 and 2017, the Board of Directors authorized dividends totaling $0.41 per share and $0.45 per share, respectively. Total dividends paid during the three-month periods ended June 30, 2018 and 2017 were $12.7 million and $14.8 million, respectively. During the six-month periods ended June 30, 2018 and 2017, the Board of Directors authorized dividends totaling $0.82 per share and $0.90 per share, respectively. Total dividends paid during the six-month periods ended June 30, 2018 and 2017 were $25.5 million and $29.6 million, respectively.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the three- and six-month periods ended June 30, 2018 and 2017:

	Three-Month Period Ended June 30, 2018	Three-Month Period Ended June 30, 2017	Six-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2017
Common Shares Outstanding (3/31/2018, 3/21/2017, 12/31/2017, and 12/31/2016, respectively)	30,392,041	32,164,215	31,335,938	32,294,703
Share Activity:
Shares repurchased	(242,161)	(51,518)	(1,186,058)	(182,006)
Director LTIP Units exercised	—	—	—	—
Common Shares Outstanding (6/30/2018, 6/30/2017, 6/30/2018, and 6/30/2017, respectively)	30,149,880	32,112,697	30,149,880	32,112,697
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of June 30, 2018 and 2017, the Company's issued and outstanding common shares would increase to 30,854,762 shares and 32,794,236 shares, respectively.
On June 13, 2018, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the three-month period ended June 30, 2018, the Company repurchased 242,161 shares at an average price per share of $14.98 and a total cost of $3.6 million. During the six-month period ended June 30, 2018, the Company repurchased 1,186,058 shares at an average price per share of $14.83 and a total cost of $17.6 million. The Company has not repurchased shares under the current share repurchase program.

13. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$21,193	$5,064	$42,232	$20,342
Add: Net increase (decrease) in equity resulting from operations attributable to the participating non-controlling interest(1)	146	33	289	132
Net increase (decrease) in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interest	21,339	5,097	42,521	20,474
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	20,853	4,991	41,561	20,049
Net increase (decrease) in shareholders' equity resulting from operations– LTIP Units	340	73	671	293
Dividends Paid(2):
Common shareholders	(12,361)	(14,451)	(24,923)	(28,965)
LTIP Unit holders	(202)	(211)	(404)	(423)
Non-controlling interest	(87)	(95)	(174)	(191)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interest	(12,650)	(14,757)	(25,501)	(29,579)
Undistributed (Distributed in excess of) earnings:
Common shareholders	8,492	(9,460)	16,638	(8,916)
LTIP Unit holders	138	(138)	267	(130)
Non-controlling interest	59	(62)	115	(59)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interest	$8,689	$(9,660)	$17,020	$(9,105)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	30,202,262	32,117,492	30,514,702	32,182,690
Weighted average participating LTIP Units	492,882	469,539	492,263	469,539
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.41	$0.45	$0.82	$0.90
Undistributed (Distributed in excess of)	0.28	(0.29)	0.54	(0.28)
	$0.69	$0.16	$1.36	$0.62
Diluted earnings per common share:
Distributed	$0.41	$0.45	$0.82	$0.90
Undistributed (Distributed in excess of)	0.28	(0.29)	0.54	(0.28)
	$0.69	$0.16	$1.36	$0.62

(1)
For the three-month periods ended June 30, 2018 and 2017, excludes net increase (decrease) in equity resulting from operations of $0.8 million and $0.3 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 9. For the six-month periods ended June 30, 2018 and 2017, excludes net increase (decrease) in equity resulting from operations of $1.0 million and $0.7 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 11.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
14. Counterparty Risk
As of June 30, 2018, investments with an aggregate value of approximately $1.69 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $0.3 million that were sold prior to period end but for which such sale had not yet settled as of June 30, 2018.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.69 billion in collateral for various reverse repurchase agreements as of June 30, 2018. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $26.8 million were held in custody at the Bank of New York Mellon Corporation as of June 30, 2018.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	15%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of June 30, 2018:

Dealer	% of Total Due from Brokers
Morgan Stanley	49%
J.P. Morgan Securities LLC	17%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of June 30, 2018:

Dealer	% of Total Receivable for Securities Sold
Credit Suisse Securities LLC	34%
Bank of America Securities	33%
Wells Fargo Securities	16%
In addition, the Company held cash and cash equivalents of $22.1 million and $47.2 million as of June 30, 2018 and December 31, 2017, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	June 30, 2018	December 31, 2017
Bank of New York Mellon Corporation	32%	37%
Deutsche Bank Securities	32%	5%
Morgan Stanley Institutional Liquidity Fund—Government Portfolio	11%	—%
BlackRock Liquidity Funds FedFund Portfolio	10%	56%
Goldman Sachs Financial Square Funds—Government Fund	10%	—%
Bank of America Securities	4%	2%
US Bank N.A.	1%	—%
15. Restricted Cash
The Company is required to maintain certain cash balances with counterparties and/or unrelated third parties for various activities and transactions.
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. The Company is also required to maintain a specific minimum cash balance in connection with its subsidiary that holds various state mortgage origination licenses.

The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250	$250
Flow consumer loan purchase and sale agreement	175	175
Total	$425	$425
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
The following tables present information about certain assets and liabilities representing financial instruments as of June 30, 2018 and December 31, 2017. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2018:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$30,669	$(18,031)	$—	$(1,775)	$10,863
Repurchase agreements	214,411	(214,411)	—	—	—
Liabilities
Financial derivatives–liabilities	(25,675)	18,031	—	7,644	—
Reverse repurchase agreements	(1,421,506)	214,411	1,189,172	17,923	—
December 31, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$28,165	$(18,708)	$—	$(1,720)	$7,737
Repurchase agreements	155,949	(155,949)	—	—	—
Liabilities
Financial derivatives–liabilities	(36,273)	18,708	—	17,565	—
Reverse repurchase agreements	(1,209,315)	155,949	1,034,808	18,558	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of June 30, 2018 and December 31, 2017 were $1.69 billion and $1.41 billion, respectively. As of June 30, 2018 and December 31, 2017, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $3.1 million and $6.4 million, respectively. As of June 30, 2018 and December 31, 2017, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $9.8 million and $16.6 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both June 30, 2018 and December 31, 2017, the Company has no liabilities recorded for these agreements.
Commitments and Contingencies Related to Investments in Mortgage Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 9, Related Party Transactions, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage originator under master repurchase agreements. The Company's maximum guarantees are capped at $30.0 million. As of June 30, 2018 the mortgage originator had $16.3 million outstanding borrowings under these agreements guaranteed by the Company. The Company's obligation under these arrangements are deemed to be guarantees under ASC 460-10 and are carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of both June 30, 2018 and December 31, 2017 the estimated fair value of such guarantees was zero.
18. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three-Month Period Ended June 30, 2018	Three-Month Period Ended June 30, 2017	Six-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2017
Beginning Shareholders' Equity Per Share (3/31/2018, 3/31/2017, 12/31/2017, and 12/31/2016, respectively)	$19.56	$19.78	$19.15	$19.75
Net Investment Income	0.36	0.26	0.70	0.63
Net Realized/Unrealized Gains (Losses)	0.37	(0.09)	0.72	0.03
Results of Operations Attributable to Equity	0.73	0.17	1.42	0.66
Less: Results of Operations Attributable to Non-controlling Interests	(0.03)	(0.01)	(0.04)	(0.03)
Results of Operations Attributable to Shareholders' Equity(1)	0.70	0.16	1.38	0.63
Dividends Paid to Common Shareholders	(0.41)	(0.45)	(0.82)	(0.90)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.01)	(0.02)	(0.02)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.05	0.01	0.20	0.03
Ending Shareholders' Equity Per Share (6/30/2018, 6/30/2017, 6/30/2018, and 6/30/2017, respectively)(3)	$19.89	$19.49	$19.89	$19.49
Shares Outstanding, end of period	30,149,880	32,112,697	30,149,880	32,112,697

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of June 30, 2018 and 2017, shareholders' equity per share would be $19.57 and $19.21, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three-Month Period Ended June 30, 2018	Three-Month Period Ended June 30, 2017	Six-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2017
Total Return	3.78%	0.82%	8.24%	3.32%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three-month periods ended June 30, 2018 and 2017, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 8.11% and 5.16%, respectively. For the six-month periods ended June 30, 2018 and 2017, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 13.55% and 10.29%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)(2)

	Three-Month Period Ended June 30, 2018	Three-Month Period Ended June 30, 2017	Six-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2017
Net Investment Income	7.34%	5.24%	7.01%	6.31%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis except for incentive fee expense which is included on a non-annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three-Month Period Ended June 30, 2018	Three-Month Period Ended June 30, 2017	Six-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2017
Operating expenses, before interest expense and other investment related expenses	(3.01)%	(2.83)%	(2.84)%	(2.83)%
Incentive fee	(0.05)%	—%	(0.05)%	—%
Interest expense and other investment related expenses	(11.23)%	(6.02)%	(10.39)%	(5.37)%
Total Expenses	(14.29)%	(8.85)%	(13.28)%	(8.20)%

(1)	Average equity is calculated using month end values.

(2)	Ratios are annualized except for the incentive fee which is not annualized.
19. Subsequent Events
On August 1, 2018, the Company's Board of Directors approved a dividend for the second quarter of 2018 in the amount of $0.41 per share payable on September 17, 2018 to shareholders of record as of August 31, 2018.

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
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2018, we have an ownership interest of approximately 99.3% in the Operating Partnership. The interest of approximately 0.7% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
Our primary objective is to generate attractive, risk-adjusted total returns for our shareholders. We seek to attain this objective by utilizing an opportunistic strategy to make investments, without restriction as to ratings, structure, or position in the capital structure, that we believe compensate us appropriately for the risks associated with them rather than targeting a specific yield. Our evaluation of the potential risk-adjusted return of any potential investment typically involves weighing the potential returns of such investment under a variety of economic scenarios against the perceived likelihood of the various scenarios. Potential investments subject to greater risk (such as those with lower credit ratings and/or those with a lower position in the capital structure) will generally require a higher potential return to be attractive in comparison to investment alternatives with lower potential return and a lower degree of risk. However, at any particular point in time, depending on how we perceive the market's pricing of risk both generally and across sectors, we may favor higher-risk assets or we may favor lower-risk assets, or a combination of the two, in the interests of portfolio diversification or other considerations.
Through June 30, 2018, our Credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2018, we financed the vast majority of our Agency RMBS assets, and the majority of our Credit assets, through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of reverse repos. In addition to financing assets through reverse repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. In addition, we have obtained term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans through the securitization markets. We have also issued unsecured long-term debt.
As of June 30, 2018, outstanding borrowings under reverse repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Statement of Assets, Liabilities, and Equity) were $1.6 billion. Of our total borrowings outstanding under reverse repos and Total other secured borrowings, approximately 55%, or $891.1 million, relates to our Agency RMBS holdings, as of June 30, 2018. The remaining outstanding borrowings relate to our Credit portfolio and U.S. Treasury securities.
As of June 30, 2018 we also had $86.0 million outstanding of unsecured long-term debt, which matures in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%. See Note 7 of the notes to our consolidated financial statements for further detail on the Senior Notes.
Our debt-to-equity ratio was 2.78 to 1 as of June 30, 2018. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
During the three-month period ended June 30, 2018 we repurchased 242,161 common shares at an average price per share of $14.98 and a total cost of $3.6 million. During the six-month period ended June 30, 2018 we repurchased 1,186,058 common shares at an average price per share of $14.83 and a total cost of $17.6 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
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

We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of June 30, 2018, our diluted book value per share was $19.57, as compared to $19.25 and $18.85 as of March 31, 2018 and December 31, 2017, respectively. On a diluted basis, the Company's net-asset-value-based total return for the three- and six-month periods ended June 30, 2018 was 3.80% and 8.24%, respectively. Additionally our diluted net-asset-value-based total return was 195.73% from our inception (August 17, 2007) through June 30, 2018, and our annualized inception-to-date diluted net-asset-value-based total return was 10.49% as of June 30, 2018.
Our Targeted Asset Classes
Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the following categories:

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and
	.	To-Be-Announced mortgage pass-through certificates, or "TBAs."

CLOs	.	Equity and mezzanine tranches of CLOs; and
	.	Retained tranches from securitizations to which we have contributed assets.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgages and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Corporate Debt and Equity and Derivatives	.	Corporate debt or equity, including distressed debt and equity;
	.	Credit default swaps, or "CDS," on corporations or on corporate indices, or "CDX";
	.	Options or total return swaps on corporate equity or debt or on corporate equity indices; and
	.	Corporate credit relative value strategies.

Mortgage-Related Derivatives	.	CDS on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency and UK Non-Conforming RMBS	.	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by first lien and second lien mortgages;
	.	RMBS backed by mortgages originated in the United Kingdom;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters; and
	.	Collateralized debt obligations, or "CDOs."

Residential Mortgage Loans	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Property rehabilitation loans and bridge loans;
	.	Non-QM loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in mortgage originators and other mortgage -related entities;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.
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
CLOs
We acquire CLOs, a form of asset-backed security collateralized by syndicated corporate loans. Our current CLO holdings include mezzanine and equity interests, and are concentrated in securitizations that have exited the reinvestment period. We also have retained, and may retain in the future, tranches from CLO securitizations for which we have participated in the accumulation of the underlying assets. In some cases, we accumulate assets directly and sell them to the securitization vehicle on or prior to CLO pricing, and in other cases we may provide capital to a vehicle accumulating assets for such CLO securitization, and such vehicle may enter into a warehouse financing facility in order to facilitate such accumulation. Securitizations can effectively provide us with long-term, locked-in financing on the related collateral pool, with an effective cost of funds well below the expected yield on the collateral pool.
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
Non-Agency and UK Non-Conforming RMBS
We acquire non-Agency and UK non-conforming RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime residential mortgage loans. Our non-Agency and UK non-conforming RMBS holdings can include investment-grade and non-investment grade classes, including non-rated classes.
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
UK non-conforming RMBS are pools backed by mortgages originated in the United Kingdom, usually before the financial crisis. At the time of underwriting, the borrower did not meet the "prime" lending standards of UK high street banks and building societies, typically due to prior credit blemishes, higher loan-to-value ratios, or being self-employed.
Residential Mortgage Loans
Our residential mortgage loans include newly originated non-QM loans, property rehabilitation loans and bridge loans, as well as legacy residential NPLs and RPLs. A non-QM loan is not necessarily high-risk, or subprime, but is instead a loan that does not conform to the complex Qualified Mortgage, or "QM," rules of the Consumer Financial Protection Bureau. For example, many non-QM loans are made to creditworthy borrowers who cannot provide traditional documentation for income, such as borrowers who are self-employed. There is also demand from certain creditworthy borrowers for loans above the QM 43% debt-to-income ratio limit that still meet all ability-to-repay standards. We hold an equity investment in a non-QM originator, and to date we have purchased all of our non-QM loans from this originator, although we could potentially purchase non-QM loans from other sources in the future.
The property rehabilitation loans that we originate or purchase are made to real estate investors with varying levels of experience in acquiring residential homes, making value-add improvements to such homes, and reselling the newly rehabilitated homes for a profit. The bridge loans that we originate or purchase are made to real estate investors for a "business purpose," such as purchasing a rental investment property, financing or refinancing a fully rehabilitated home awaiting sale, or securing short-term financing while a borrower waits to qualify for longer-term lower-rate financing. Our property rehabilitation loans and our bridge loans are always secured by non-owner occupied properties, and are typically structured as fixed-rate, interest-only loans with terms to maturity between 12 and 24 months. Our underwriting guidelines for both of these loan programs focus on both the "as is" and "as repaired" property values, borrower experience as a real estate investor, and asset verification.
We remain active in the market for residential NPLs and RPLs. The market for large residential NPL and RPL pools has remained highly concentrated, with the great majority having traded to only a handful of large players who typically securitize the residential NPLs and RPLs that they purchase. As a result, we have continued to focus our acquisitions on smaller, less-competitively-bid, and more attractively-priced mixed legacy pools sourced from motivated sellers.
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
Trends and Recent Market Developments

•
In June, the U.S. Federal Reserve, or the "Federal Reserve," raised the target range for the federal funds rate by 0.25%, to 1.75%–2.00%, its seventh rate increase since December 1, 2015 and its second rate increase so far in 2018. LIBOR rates, which drive many of our financing costs, increased in sympathy, with one-month LIBOR increasing 21 basis points to end the second quarter at 2.09%.

•
In April and July, the Federal Reserve continued to increase the amount of the tapering of its reinvestments in line with the schedule it had laid out in September 2017. The tapering of Agency RMBS purchases increased to $12 billion per month in April and to $16 billion per month in July. The tapering of U.S. Treasury purchases increased to $18 billion per month in April and to $24 billion per month in July.

•
The yield curve flattened for the sixth consecutive quarter: the 2-year U.S. Treasury yield rose 26 basis points to end the second quarter at 2.53%, while the 10-year U.S. Treasury yield rose 12 basis points to 2.86%. The spread between the 2-year and 10-year tightened to just 33 basis points, as compared to 47 basis points at the end of the first quarter.

•	Mortgage rates increased in the second quarter, with the Freddie Mac survey 30-year mortgage rate rising 11 basis points to end the quarter at 4.55%.

•
Overall Agency RMBS prepayment rates continued to be muted during the quarter. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, fell 11.9% quarter over quarter, dropping intra-quarter to its lowest seasonally-adjusted level in more than 17 years.

The second quarter of 2018 saw the extreme equity volatility of the first quarter subside, but interest rate choppiness and yield curve flattening continue. During the first part of the quarter, interest rates continued their recent upward trend, with the 10-year U.S. Treasury yield rising 37 basis points to an almost seven-year high of 3.11% on May 17th. Over the next two weeks, this trend reversed, as investors reacted to a possible trade war and political uncertainty in Italy; by May 29th, the 10-year U.S. Treasury had rallied nearly back to where it started the quarter. The flight to quality was short-lived, however, and the 10-year U.S. Treasury yield finished the quarter 12 basis points higher overall. The yield curve has lately been the flattest it has been since 2007, when it actually inverted during the early part of the year.
Performance was mixed for the quarter across the various credit-sensitive sectors. Investment grade and high yield corporate credit spreads tightened during April but then widened in May and June, and finished the quarter approximately flat. Meanwhile, CMBS credit spreads generally tightened during the quarter (with especially strong demand for higher-yielding, non-investment grade CMBS securities), and the legacy non-Agency RMBS market continued to be well supported. The continued increase in LIBOR boosted coupons of floating-rate debt instruments, benefiting CLOs, leveraged loans, and other structured credit products.
Despite higher rates and the continued increase of Federal Reserve tapering, Agency RMBS spreads generally held firm over the quarter, continuing to benefit from a muted prepayment environment. As measured by the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index, Agency RMBS generated a total return of 24 basis points for the quarter, and an excess return (on a duration-adjusted basis) over the Bloomberg Barclays U.S. Treasury Index of 15 basis points.
Portfolio Overview and Outlook
As of June 30, 2018, our total long Credit portfolio (excluding corporate credit relative value trading positions, hedges, and other derivatives) was $1.224 billion, which was an increase of approximately 7% from $1.146 billion as of March 31, 2018. Excluding tranches of our consolidated non-QM securitization trust that were sold to third parties, our total long Credit Portfolio was $1.123 billion as of June 30, 2018, which was an increase of approximately 9% from $1.032 billion as of March 31, 2018. As of June 30, 2018, our long Agency RMBS portfolio increased approximately 2% to $948.5 million, from $928.2 million as of March 31, 2018.

Credit Summary

	As of June 30, 2018		As of March 31, 2018
($ in thousands)	Fair Value(1)	% of Total Long Credit Portfolio	Fair Value(1)	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$210,935	17.2%	$226,403	19.8%
CMBS	16,927	1.4%	11,666	1.0%
Commercial Mortgage Loans and Real Estate Owned, or "REO"(3)	139,546	11.4%	139,367	12.2%
Consumer Loans and ABS Backed by Consumer Loans(2)	196,584	16.1%	148,418	12.9%
Corporate Debt and Equity	6,181	0.5%	8,228	0.7%
Debt and Equity Investment in Mortgage-Related Entities	30,823	2.5%	30,215	2.6%
Residential Mortgage Loans and REO	294,366	24.0%	241,651	21.1%
Non-Agency RMBS	156,834	12.8%	169,185	14.8%
Non-Dollar Denominated:
CLO	4,670	0.4%	10,559	0.9%
CMBS	16,309	1.3%	21,500	1.9%
Consumer Loans and ABS Backed by Consumer Loans	8,723	0.7%	5,911	0.5%
Corporate Debt and Equity	11,911	1.0%	12,880	1.1%
RMBS(4)	130,395	10.7%	119,791	10.5%
Total Long Credit	$1,224,204	100.0%	$1,145,774	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, positions related to our corporate credit relative value strategy, or other hedge positions.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.
During the three month period ended June 30, 2018, the growth of our Credit portfolio primarily came from net purchases in the following target strategies: consumer loans and ABS, residential mortgage loans and REO, European RMBS, and retained tranches in CLO securitizations. Our corporate debt and equity portfolio decreased in size during the quarter. We also sold a portion of our more liquid, lower-risk assets, such as certain U.S. non-Agency RMBS and CLO note investments, and rotated that capital into our higher-yielding strategies. We believe that these more liquid, lower-risk assets can be sold in a relatively short time period, to redeploy into higher-yielding strategies, and in the meantime these assets provide the opportunity for solid positive carry.
At the end of the second quarter, we held $150.2 million of unsecuritized non-QM mortgages, and we are optimistic that later this year we will be able to complete our second non-QM securitization, subject to market conditions. In our CLO securitization strategy, we participated in our third Ellington-sponsored CLO, which priced in June and closed in July. In addition, the liquidity of certain of our retained tranches from our prior CLO securitizations benefited from a ruling by the United States Court of Appeals for the District of Columbia Circuit, which ruled that U.S. risk retention rules do not apply to managers of open-market CLOs.
Our Credit portfolio performed very well during the quarter and continued to be the primary driver of our earnings. We benefited from strong performance in several of our loan-related strategies, including consumer loans, small balance commercial mortgage loans, European non-performing loans, and non-QM loans. Among our securities strategies, U.S. and European CLOs, U.S. CMBS, corporate credit relative value, and European RMBS all contributed strong results.
In the second quarter, our credit hedges modestly reduced profitability. The interest rate hedges in our Credit strategy, which currently consist primarily of interest rate swaps, had no material impact on our results. We had net losses on foreign currency-related transactions and translation, but these were more than offset by net gains on our foreign currency hedges.

In our corporate credit relative value strategy as of June 30, 2018, the market value of our long corporate bonds was $65.2 million, the aggregate market value of our short corporate bonds was $(50.2) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $81.8 million and $(122.4) million, respectively. As mentioned above, this strategy performed well in the second quarter. As of March 31, 2018 in this strategy, the market value of our long corporate bonds was $74.2 million, the aggregate market value of our short corporate bonds was $(46.4) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $122.8 million and $(162.4) million, respectively.
Agency RMBS Summary

	As of June 30, 2018		As of March 31, 2018
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:(1)
Fixed Rate	$853,120	89.9%	$830,689	89.5%
Floating Rate	6,155	0.7%	7,270	0.8%
Reverse Mortgages	56,371	5.9%	57,825	6.2%
IOs	32,899	3.5%	32,450	3.5%
Total Long Agency RMBS(1)	948,545	100.0%	928,234	100.0%
Net Short TBAs(1)	(301,652)		(306,288)
Net Agency Portfolio	$646,893		$621,946

(1)
Long TBA positions, with a fair value of $317.0 million and $193.3 million, as of June 30, 2018 and March 31, 2018, respectively, are included in Net Short TBAs, and are not included in Long Agency RMBS.

Agency RMBS prices declined again during the quarter, which led to net realized and unrealized losses on our portfolio of $(5.7) million. However, these losses were more than offset by net interest income from the Agency portfolio of $3.9 million and gains on our interest rate hedges of $2.5 million. Portfolio turnover for our Agency strategy was approximately 9.4% for the quarter (as measured by sales and excluding paydowns), and we had net realized losses of $(1.5) million, excluding interest rate hedges. Our results were also dampened by the outperformance of TBAs relative to specified pools during the quarter, driven by strong TBA dollar rolls and muted prepayments. We continued to concentrate our long investments in specified pools and hold net short positions in TBAs as a significant component of our interest rate hedging strategy.
Average pay-ups on our specified pools were 0.61% as of June 30, 2018 unchanged from March 31, 2018. Pay-ups are price premiums for specified pools relative to their TBA counterparts. As of June 30, 2018, the weighted average coupon on our fixed-rate specified pools was 4.1%.
During the quarter we continued to hedge interest rate risk in our Agency strategy, primarily through the use of short positions in TBAs, and to a lesser extent interest rate swaps and short positions in U.S. Treasury securities and futures. For the quarter, we had total net gains of $2.5 million from our interest rate hedges, as interest rates increased. In our hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs decreased slightly quarter over quarter relative to interest rate swaps.
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

1 "10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June, 30, 2018, March 31, 2018, and December 31, 2017.

	Three-Month Period Ended
	June 30, 2018	March 31, 2018(2)	December 31, 2017(2)
Three-Month Constant Prepayment Rates(1)	8.3%	7.7%	9.8%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2018 and March 31, 2018:

		June 30, 2018			March 31, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$15,304	$15,225	34	$15,912	$15,928	31
	3.50	57,920	58,667	36	60,696	62,132	33
	4.00	7,775	7,996	59	8,570	8,885	54
	4.50	2,465	2,564	87	2,661	2,817	84
Total 15-year fixed-rate mortgages		83,464	84,452	39	87,839	89,762	36
20-year fixed-rate mortgages:
	4.00	1,594	1,648	56	1,613	1,678	84
	4.50	1,000	1,053	55	1,012	1,072	53
Total 20-year fixed-rate mortgages		2,594	2,701	56	2,625	2,750	72
30-year fixed-rate mortgages:
	2.50	650	610	56	—	—	—
	3.00	7,852	7,647	45	6,494	6,370	43
	3.28	110	107	72	111	108	69
	3.50	161,853	161,919	22	165,340	166,504	18
	3.75	2,666	2,688	11	2,894	2,936	8
	4.00	298,580	306,371	26	322,197	332,557	23
	4.50	170,531	178,681	27	172,025	181,359	26
	5.00	76,587	81,298	30	40,136	42,998	54
	5.50	21,579	23,115	16	2,792	3,043	112
	6.00	3,239	3,531	63	2,060	2,302	97
Total 30-year fixed-rate mortgages		743,647	765,967	26	714,049	738,177	25
Total fixed-rate Agency RMBS		$829,705	$853,120	27	$804,513	$830,689	26
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short

TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 1.8% and 2.1% as of June 30, 2018 and March 31, 2018, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $473.8 million and a fair value of $483.9 million as of June 30, 2018, as compared to a notional value of $455.8 million and a fair value of $466.6 million as of March 31, 2018. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 2.9% and 3.4% as of June 30, 2018 and March 31, 2018, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of June 30, 2018 and March 31, 2018.

	As of
($ in thousands)	June 30, 2018	March 31, 2018
Recourse(1) Borrowings:
Reverse Repurchase Agreements	$1,421,506	$1,330,943
Other Secured Borrowings	10,990	9,330
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,518,496	$1,426,273
Debt-to-Equity Ratio Based on Total Recourse Borrowings	2.48:1	2.34:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.47:1	2.33:1
Non-Recourse(1) Borrowings:
Other Secured Borrowings	$84,640	$62,550
Other Secured Borrowings, at fair value(2)	101,100	113,775
Total Recourse and Non-Recourse Borrowings	$1,704,236	$1,602,598
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	2.78:1	2.63:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	2.77:1	2.62:1

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
Our financing costs include interest expense related to our reverse repo borrowings, Total other secured borrowings, and Senior Notes. For the three-month period ended June 30, 2018 the weighted average cost of funds of our reverse repo borrowings and Total other secured borrowings increased 33 basis points to 2.78%, from 2.45% for the three-month period ended March 31, 2018. The interest rates on our reverse repo borrowings and Total other secured borrowings are based on, or correlated with, LIBOR, and as a result our associated borrowing costs have increased as LIBOR has increased.
As of June 30, 2018, our outstanding borrowings included $86.0 million in aggregate principal amount of unsecured Senior Notes maturing on September 1, 2022. The Senior Notes bear interest at a rate of 5.25% per annum, and interest is payable semi-annually in arrears on March 1 and September 1 of each year. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%.
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

Our debt-to-equity ratio including reverse repo, Total other secured borrowings, and our Senior Notes, increased to 2.77:1, excluding U.S. Treasury securities, as of June 30, 2018, as compared to 2.62:1 as of March 31, 2018. The increase in our reverse repo borrowings on our Credit and Agency portfolios and in our Other secured borrowings, partially offset by a decrease in our Other secured borrowings, at fair value, led to an increase in our debt-to-equity ratio as of June 30, 2018, as compared to the prior period, driven primarily by the growth in our Credit portfolio. Our debt-to-equity ratio, excluding the $101.1 million of debt related to our non-QM loan securitization, would have been 2.61:1 as of June 30, 2018.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(In thousands)	Fair Value	Cost	Fair Value	Cost
Long:
Credit:
Dollar Denominated:
CLO(2)	$210,935	$216,236	$184,569	$189,234
CMBS	16,927	16,890	29,144	31,228
Commercial Mortgage Loans and REO(3)	139,546	137,846	133,987	133,498
Consumer Loans and ABS Backed by Consumer Loans(2)	196,584	205,243	138,202	148,657
Corporate Debt and Equity	71,422	68,878	59,452	59,974
Debt and Equity Investment in Mortgage-Related Entities	30,823	25,314	29,017	28,218
Non-Agency RMBS	156,834	144,760	159,743	146,606
Residential Mortgage Loans and REO	294,366	292,994	183,063	180,682
Non-Dollar Denominated:
CLO	4,670	4,788	31,280	28,957
CMBS	16,309	16,468	11,601	10,846
Consumer Loans and ABS Backed by Consumer Loans	8,723	899	2,749	1,075
Corporate Debt and Equity	11,911	12,576	13,463	13,785
RMBS(4)	130,395	128,620	99,923	95,672
Agency:
Fixed-Rate Specified Pools	853,120	874,862	768,751	774,696
Floating-Rate Specified Pools	6,155	6,304	8,067	8,135
IOs	32,899	33,630	34,150	35,157
Reverse Mortgage Pools	56,371	58,104	60,866	61,460
TBAs	317,013	316,530	123,680	123,874
Government:
Dollar Denominated	70,468	70,467	—	—
Total Long	2,625,471	2,631,409	2,071,707	2,071,754
Repurchase Agreements
Dollar Denominated	194,230	194,229	84,668	84,668
Non-Dollar Denominated	20,181	20,117	71,281	70,441
Total Repurchase Agreements	214,411	214,346	155,949	155,109
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	(84,395)	(85,280)	(91,902)	(91,778)
Agency:
TBAs	(618,665)	(616,872)	(460,189)	(459,953)
Government:
Dollar Denominated	(159,220)	(159,005)	(53,021)	(53,322)
Non-Dollar Denominated	(19,866)	(19,668)	(37,128)	(35,149)
Total Short	(882,146)	(880,825)	(642,240)	(640,202)
Net Total	$1,957,736	$1,964,930	$1,585,416	$1,586,661

(1)	For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments contained in our consolidated financial statements.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.

The following table summarizes our financial derivatives portfolio(1)(2) as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018				As of December 31, 2017
	Notional			Net Fair Value	Notional			Net Fair Value
(In thousands)	Long	Short	Net		Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$7,587	$(25,047)	$(17,460)	$5,348	$7,712	$(34,421)	$(26,709)	$7,553
Total Net Mortgage-Related Derivatives	7,587	(25,047)	(17,460)	5,348	7,712	(34,421)	(26,709)	7,553
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	142,955	(392,947)	(249,992)	(9,850)	169,876	(446,236)	(276,360)	(17,980)
Total Return Swaps on Corporate Equities(3)	59	(8,018)	(7,959)	—	235	(10,317)	(10,082)	—
Total Return Swaps on Corporate Bond Indices(4)	—	(56,140)	(56,140)	(314)	—	—	—	—
Total Net Corporate-Related Derivatives	143,014	(457,105)	(314,091)	(10,164)	170,111	(456,553)	(286,442)	(17,980)
Interest Rate-Related Derivatives:
Interest Rate Swaps	297,656	(600,809)	(303,153)	9,282	453,350	(925,644)	(472,294)	3,231
U.S. Treasury Futures(5)	—	(95,900)	(95,900)	634	—	(6,800)	(6,800)	45
Total Interest Rate-Related Derivatives				9,916				3,276
Other Derivatives:
Foreign Currency Forwards(6)	—	(25,495)	(25,495)	11	—	(42,306)	(42,306)	(473)
Foreign Currency Futures(7)	—	(38,125)	(38,125)	(115)	—	(27,000)	(27,000)	(508)
Other(8)	n/a	n/a	n/a	(2)	n/a	n/a	n/a	24
Total Net Other Derivatives				(106)				(957)
Net Total				$4,994				$(8,108)

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of June 30, 2018, derivative assets and derivative liabilities were $30.7 million and $(25.7) million, respectively, for a net fair value of $5.0 million, as reflected in "Net Total" above. As of December 31, 2017, derivative assets and derivative liabilities were $28.2 million and $(36.3) million, respectively, for a net fair value of $(8.1) million, as reflected in "Net Total" above.

(3)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(4)	Notional value represents the number of underlying index units multiplied by the reference price.

(5)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2018 and December 31, 2017 a total of 959 and 68 short U.S. Treasury futures contracts were held, respectively.

(6)
Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract. Long notional value represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(7)
Notional value represents the total face amount of currency futures underlying all contracts held. As of June 30, 2018 and December 31, 2017 a total of 371 and 216 short foreign currency futures contracts were held, respectively.

(8)
As of June 30, 2018 includes interest rate caps and interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate. As of December 31, 2017 includes interest rate caps, equity call options, and interest rate "basis" swaps.

As of June 30, 2018, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.7 billion as compared to $3.0 billion as of December 31, 2017. Total liabilities as of June 30, 2018 and December 31, 2017 were $3.1 billion and $2.4 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.9 billion and $2.3 billion as of June 30, 2018 and December 31, 2017, respectively, while our investments sold short and financial derivatives included in total liabilities were $907.8 million and $678.5 million as of June 30, 2018 and December 31, 2017, respectively. Investments sold short consist principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of June 30, 2018 and December 31, 2017, we had a net short TBA position of $301.7 million and $336.5 million, respectively.

TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of June 30, 2018, total assets included $317.0 million of TBAs as well as $617.4 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2017, total assets included $123.7 million of TBAs as well as $460.7 million of receivables for securities sold relating to unsettled TBA sales. As of June 30, 2018, total liabilities included $618.7 million of TBAs sold short as well as $317.1 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2017, total liabilities included $460.2 million of TBAs sold short as well as $123.9 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
For a more detailed discussion of our investment portfolio, see "—Trends and Recent Market Developments—Portfolio Overview and Outlook" above.
We use mortgage-related credit derivatives primarily to hedge credit risk in certain credit strategies, although we also take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. As there is no longer an active market for CDS on individual RMBS, our portfolio continues to run off. We also use CDS on corporate bond indices, options thereon, and various other instruments as a means to hedge credit risk, or for relative value trading purposes. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
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
We have entered into reverse repos to finance many of our assets. As of June 30, 2018 and December 31, 2017, indebtedness outstanding on our reverse repos was approximately $1.4 billion and $1.2 billion respectively. As of June 30, 2018, we had total Agency RMBS of $935.2 million financed with reverse repos as compared to $866.1 million as of December 31, 2017. As of June 30, 2018, we had total Credit assets of $756.3 million financed with reverse repos as compared to $542.4 million as of December 31, 2017. As of June 30, 2018 and December 31, 2017 we also had total U.S. Treasury securities of $2.6 million and $0.3 million, respectively, financed with reverse repos. Outstanding indebtedness under reverse repos for Agency RMBS as of June 30, 2018 and December 31, 2017 was $891.1 million and $829.6 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of June 30, 2018 and December 31, 2017 was $527.8 million and $379.4 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of June 30, 2018 and December 31, 2017 was $2.6 million and $0.3 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of June 30, 2018 we had Total other secured borrowings of $196.7 million, used to finance $267.8 million of non-QM and consumer loans. This compares to Total other secured borrowings of $183.0 million as of December 31, 2017, used to finance $222.1 million of non-QM and consumer loans. In addition to our secured borrowings, we had $86.0 million of unsecured Senior Notes outstanding as of both June 30, 2018 and December 31, 2017.
As of June 30, 2018 and December 31, 2017 our debt-to-equity ratio was 2.78 to one and 2.38 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of June 30, 2018 and December 31, 2017 was 2.77 to one and 2.38 to one, respectively. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of June 30, 2018 and December 31,

2017, our derivative and TBA counterparties posted an aggregate value of approximately $3.1 million and $1.7 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the six-month period ended June 30, 2018 and 2017, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $14.8 billion and $11.2 billion, respectively. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed-rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed-rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed-rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of June 30, 2018, our equity decreased by approximately $7.7 million to $613.3 million from $621.0 million as of December 31, 2017. This decrease principally consisted of dividends paid of $25.5 million, distributions to joint venture partners of approximately $10.5 million, and payments to repurchase common shares of $17.6 million. These decreases were partially offset by a net increase in equity resulting from operations for the six-month period ended June 30, 2018 of $43.5 million and an increase related to contributions from our non-controlling interests of approximately $2.2 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $599.6 million as of June 30, 2018.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2018 and 2017
The table below represents the net increase (decrease) in equity resulting from operations for the three- and six-month periods ended June 30, 2018 and 2017.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(In thousands except per share amounts)	2018	2017	2018	2017
Interest income	$31,941	$21,788	$60,033	$44,674
Other income	1,094	872	1,811	1,811
Total investment income	33,035	22,660	61,844	46,485
Expenses:
Base management fee to affiliate (Net of fee rebates of $252, $0, $527 and $0, respectively)	2,021	2,372	4,000	4,782
Incentive fee	291	—	291	—
Interest expense	13,383	7,625	24,946	13,628
Other investment related expenses	3,771	2,058	6,723	3,579
Other operating expenses	2,578	2,173	4,650	4,289
Total expenses	22,044	14,228	40,610	26,278
Net investment income	10,991	8,432	21,234	20,207
Net realized and change in net unrealized gain (loss) on investments	7,069	3,520	12,801	9,872
Net realized and change in net unrealized gain (loss) on other secured borrowings	414	—	1,198	—
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	2,921	(6,665)	7,019	(9,403)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	3,863	(3,717)	2,461	(4,209)
Net foreign currency gain (loss)	(3,074)	3,871	(1,205)	4,704
Net increase (decrease) in equity resulting from operations	22,184	5,441	43,508	21,171
Less: Net increase (decrease) in equity resulting from operations attributable to non-controlling interests	991	377	1,276	829
Net increase (decrease) in shareholders' equity resulting from operations	$21,193	$5,064	$42,232	$20,342
Net increase (decrease) in shareholders' equity resulting from operations per share	$0.69	$0.16	$1.36	$0.62
Results of Operations for the Three-Month Periods Ended June 30, 2018 and 2017
Summary of Net Increase in Shareholders' Equity from Operations
For the three-month period ended June 30, 2018 we had a net increase in shareholders' equity resulting from operations of $21.2 million, and for the three-month period ended June 30, 2017 we had a net increase in shareholders' equity resulting from operations of $5.1 million. The period-over-period increase in our results of operations was primarily due to a reversal in our net realized and unrealized gains and (losses) on our financial derivatives, an increase in net realized and unrealized gains on investments, and an increase in net investment income. For the three-month period ended June 30, 2018 we had net realized and unrealized gains on our financial derivatives of $6.8 million as compared to net realized and unrealized losses of $(10.4) million for the three-month period ended June 30, 2017. We had net realized and unrealized gains on investments of $7.1 million for the three-month period ended June 30, 2018 as compared to $3.5 million for the three-month period ended June 30, 2017. We also had an increase in net investment income of $2.6 million, period over period. Total return based on changes in "net asset value" or "book value" for our common shares was 3.78% for the three-month period ended June 30, 2018 as compared to 0.82% for the three-month period ended June 30, 2017. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $11.0 million and $8.4 million for the three-month periods ended June 30, 2018 and 2017, respectively. Net investment income consists of interest and other income less total expenses. The period-over-period increase in net investment income was due to an increase in total investment income, principally interest income, partially offset by an increase in expenses, mainly interest expense and other investment related expenses.
Interest Income
Interest income was $31.9 million for the three-month period ended June 30, 2018 as compared to $21.8 million for the three-month period ended June 30, 2017. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was primarily due to an increase in the size of our Credit and Agency portfolios for the three-month period ended June 30, 2018, as compared to the three-month period ended June 30, 2017.
For the three-month period ended June 30, 2018, interest income from our Credit portfolio was $21.0 million, as compared to $13.2 million for the three-month period ended June 30, 2017. This period-over-period increase was primarily due to the larger size of the Credit portfolio for the three-month period ended June 30, 2018, partially offset by lower asset yields. For the three-month period ended June 30, 2018, interest income from our Agency RMBS was $8.3 million, while for the three-month period ended June 30, 2017, interest income was $6.4 million. This increase was primarily due to the larger size of our Agency portfolio, as well as higher asset yields and a $0.6 million reversal in the Catch-up Premium Amortization Adjustment, as discussed below.
Some of the variability in our interest income and portfolio yields is due to quarterly adjustments to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this quarterly adjustment as a "Catch-up Premium Amortization Adjustment." The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter. For the three-month period ended June 30, 2018, we had a positive Catch-up Premium Amortization Adjustment of approximately $0.3 million, which increased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 5.73% for the three-month period ended June 30, 2018. By comparison, for the three-month period ended June 30, 2017 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $0.2 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the three-month period ended June 30, 2017 would have been 5.43%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2018 and 2017:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2018	$20,962	$1,055,478	7.94%	$8,345	$970,272	3.44%	$29,307	$2,025,750	5.79%
Three-month period ended June 30, 2017	$13,160	$593,538	8.87%	$6,397	$865,118	2.96%	$19,557	$1,458,656	5.36%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the three-month periods ended June 30, 2018 and 2017, base management fee incurred, which is based on total equity at the end of each quarter, was $2.0 million and $2.4 million, respectively, net of fee rebates. During the three-month period ended June 30, 2018, our Manager credited us with a $0.3 million rebate on our management fee related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The period-over-period decrease in the base management fee was primarily due to this fee rebate from our Manager, which applied to the later period but not the earlier period, as well as our smaller capital base in the later period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $13.4 million for the three-month period ended June 30, 2018, as compared to $7.6 million for the three-month period ended June 30, 2017, largely reflecting the increase in borrowings related to the growth of the Credit portfolio, as well as the additional expense associated with our Senior Notes, which have a higher cost of funds than our other borrowings. Also contributing to the period-over-period increase in our total interest expense was a higher average cost of funds on our secured borrowings, which rose as LIBOR increased. Additionally, the borrowings related to our loan portfolios constituted a larger share of our total borrowings relative to our securities portfolios. Our loan portfolios are generally more expensive to finance than our securities portfolios.
The table below summarizes the components of interest expense for the three-month periods ended June 30, 2018 and 2017.

	For the Three-Month Period Ended
(In thousands)	June 30, 2018	June 30, 2017
Reverse repos and Total other secured borrowings	$10,809	$5,253
Unsecured senior notes (1)	1,195	—
Securities sold short (2)	1,202	1,666
Other (3)	177	706
Total	$13,383	$7,625

(1)	Amount includes the related amortization of debt issuance costs.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on, or correlated with, LIBOR, including reverse repos and Total other secured borrowings, for the three-month periods ended June 30, 2018 and 2017.

	For the Three-Month Period Ended
	June 30, 2018			June 30, 2017
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$638,668	$6,196	3.89%	$274,958	$2,655	3.87%
Agency RMBS	891,285	4,446	2.00%	807,615	2,226	1.11%
Subtotal(1)	1,529,953	10,642	2.79%	1,082,573	4,881	1.81%
Corporate Credit Relative Value Trading Strategy	23,309	128	2.20%	66,829	260	1.56%
U.S. Treasury Securities	8,561	39	1.85%	48,923	112	0.92%
Total	$1,561,823	$10,809	2.78%	$1,198,325	$5,253	1.76%
Average One-Month LIBOR			1.97%			1.06%
Average Six-Month LIBOR			2.50%			1.42%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
As shown in the table above, the secured borrowings in our corporate credit relative value trading strategy have much lower costs of funds than most of our other Credit-related secured borrowings, because this strategy tends to involve more liquid assets, financed for shorter terms, as compared to our other credit strategies. In light of this large difference in borrowing costs, as well as the more short-term nature and varying overall size of our positions in this strategy, we have broken out in the above table the secured borrowings in that strategy from our other Credit-related secured borrowings. Our average cost of funds on our total Credit portfolio, including our corporate credit relative value trading strategy, was 3.83% and 3.42% for the three-month periods ended June 30, 2018 and 2017.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.66% for the three-month period ended June 30, 2018 and increase to 1.79% for the three-month period ended June 30, 2017. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.13% and 3.57% for the three-month periods ended June 30, 2018 and 2017, respectively. If we were to exclude the impact of the Catch-up Premium Amortization Adjustment, our net interest margin for the three-month periods ended June 30, 2018 and 2017 would be 3.07% and 3.64%, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the three-month period ended June 30, 2018 was $0.3 million. No incentive fee was incurred for the three-month period ended June 30, 2017, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended June 30, 2018 and 2017 other investment related expenses were $3.8 million and $2.1 million, respectively. The increase in other investment related expenses was primarily due to an increase in servicing expenses on our loan portfolios, an increase in dividend expense on common stock sold short, and various other expenses related to our residential and commercial mortgage loan and REO portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based long term incentive plan unit, or "LTIP Unit," expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three-month period ended June 30, 2018 were $2.6 million, as compared to $2.2 million for the three-month period ended June 30, 2017. The increase in other operating expenses was primarily due to an increase in professional fees and compensation expense.
Net Realized and Unrealized Gains (Losses) on Investments
During the three-month period ended June 30, 2018, we had net realized and unrealized gains on investments of $7.1 million, as compared to net realized and unrealized gains on investments of $3.5 million for the three-month period ended June 30, 2017. Included in our investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, which are used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
Net realized and unrealized gains on investments of $7.1 million for the three-month period ended June 30, 2018 resulted principally from net realized and unrealized gains on European consumer ABS, CMBS, non-Agency RMBS, small balance commercial and residential mortgage loans, CLOs, consumer loans, TBAs, and U.S. Treasury securities, partially offset by net realized and unrealized losses on Agency RMBS and corporate debt.
Net realized and unrealized gains on investments of $3.5 million for the three-month period ended June 30, 2017 resulted principally from net realized and unrealized gains on European structured products (RMBS, CMBS, and CLOs), U.S. CLOs, non-Agency RMBS, small balance commercial and residential mortgage loans, and corporate debt, partially offset by net realized and unrealized losses on TBAs, U.S. Treasury securities, and sovereign debt.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three-month period ended June 30, 2018, we had net realized and unrealized gains on our financial derivatives of $6.8 million, as compared to net realized and unrealized losses of $(10.4) million for the three-month period ended June 30, 2017. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards and futures, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to corporate credit, credit default swaps on asset-backed indices and individual MBS, and total return swaps.

Net realized and unrealized gains of $6.8 million on our financial derivatives for the three-month period ended June 30, 2018 resulted primarily from net gains on our futures, CDS on corporate bonds, and interest rate swaps. Net realized and unrealized gains on our foreign currency hedges more than offset the net foreign exchange transaction and translation losses. Translation and transaction net losses were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(10.4) million for the three-month period ended June 30, 2017 resulted primarily from foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, CDS on corporate bonds, and interest rate hedges. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Results of Operations for the Six-Month Periods Ended June 30, 2018 and 2017
Summary of Net Increase in Shareholders' Equity from Operations
For the six-month period ended June 30, 2018 we had a net increase in shareholders' equity resulting from operations of $42.2 million, and for the six-month period ended June 30, 2017 we had a net increase in shareholders' equity resulting from operations of $20.3 million. The period-over-period increase in our results of operations was primarily due to a reversal in our net realized and unrealized gains and (losses) on our financial derivatives, an increase in net realized and unrealized gains on investments, and an increase in net investment income. For the six-month period ended June 30, 2018 we had net realized and unrealized gains on our financial derivatives of $9.5 million, as compared to net realized and unrealized losses of $(13.6) million for the six-month period ended June 30, 2017. We had net realized and unrealized gains on investments of $12.8 million for the six-month period ended June 30, 2018 as compared to $9.9 million for the six-month period ended June 30, 2017. We also had an increase in net investment income of $1.0 million, period over period. Total return based on changes in "net asset value" or "book value" for our common shares was 8.24% for the six-month period ended June 30, 2018, as compared to 3.32% for the six-month period ended June 30, 2017. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $21.2 million and $20.2 million for the six-month periods ended June 30, 2018 and 2017, respectively. Net investment income consists of interest and other income less total expenses. The period-over-period increase in net investment income was due to an increase in total investment income, principally interest income, which was partially offset by an increase in total expenses, mainly interest expense and other investment related expenses.
Interest Income
Interest income was $60.0 million for the six-month period ended June 30, 2018 as compared to $44.7 million for the six-month period ended June 30, 2017. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was primarily due to an increase in the size of our Credit portfolio for the six-month period ended June 30, 2018, as compared to the six-month period ended June 30, 2017.
For the six-month period ended June 30, 2018, interest income from our Credit portfolio was $40.2 million, as compared to $25.6 million for the six-month period ended June 30, 2017. This period-over-period increase was primarily due to the larger size of the Credit portfolio for the six-month period ended June 30, 2018, partially offset by lower asset yields. For both the six-month periods ended June 30, 2018 and 2017, interest income from our Agency RMBS was $15.0 million. For the six-month period ended June 30, 2018, we had a small positive Catch-up Premium Amortization Adjustment of approximately $13 thousand, which only slightly increased our interest income, and had little impact on the weighted average yield of our overall portfolio for the six-month period ended June 30, 2018, which was 5.64% whether including or excluding the Catch-up Premium Amortization Adjustment. By comparison, for the six-month period ended June 30, 2017 the Catch-up Premium Amortization Adjustment increased interest income by approximately $1.8 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the six-month period ended June 30, 2017 would have been 5.43%.

The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2018 and 2017:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2018	$40,228	$1,017,246	7.91%	$15,038	$941,323	3.20%	$55,266	$1,958,569	5.64%
Six-month period ended June 30, 2017	$25,621	$574,198	8.92%	$15,027	$855,035	3.51%	$40,648	$1,429,233	5.69%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the six-month periods ended June 30, 2018 and 2017, base management fee incurred, which is based on total equity at the end of each quarter, was $4.0 million and $4.8 million, respectively, net of fee rebates. During the six-month period ended June 30, 2018, our Manager credited us with a $0.5 million rebate on our management fee related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The period-over-period decrease in the base management fee was primarily due to this fee rebate from our Manager, which applied to the later period but not the earlier period, as well as our smaller capital base in the later period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $24.9 million for the six-month period ended June 30, 2018, as compared to $13.6 million for the six-month period ended June 30, 2017, largely reflecting the increase in borrowings related to the growth of the Credit portfolio, as well as the additional expense associated with our Senior Notes, which have a higher cost of funds than our other borrowings. Also contributing to the period-over-period increase in our total interest expense was a higher average rate on our secured borrowings, which rose as LIBOR increased. Additionally, the borrowings related to our loan portfolios constituted a larger share of our total borrowings relative to our securities portfolios. Our loan portfolios are generally more expensive to finance than our securities portfolios.
The table below summarizes the components of interest expense for the six-month periods ended June 30, 2018 and 2017.

	For the Six-Month Period Ended
(In thousands)	June 30, 2018	June 30, 2017
Reverse repos and Total other secured borrowings	$19,472	$9,366
Unsecured senior notes (1)	2,390	—
Securities sold short (2)	2,573	3,228
Other (3)	511	1,034
Total	$24,946	$13,628

(1)	Amount includes the related amortization of debt issuance costs.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.

The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on, or correlated with, LIBOR, including reverse repos and Total other secured borrowings, for the six-month period ended June 30, 2018 and 2017.

	For the Six-Month Period Ended
	June 30, 2018			June 30, 2017
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$608,574	$11,301	3.74%	$256,555	$4,680	3.68%
Agency RMBS	866,209	7,921	1.84%	800,253	4,083	1.03%
Subtotal(1)	1,474,783	19,222	2.63%	1,056,808	8,763	1.67%
Corporate Credit Relative Value Trading Strategy	18,819	194	2.08%	60,662	438	1.45%
U.S. Treasury Securities	6,639	56	1.71%	43,416	165	0.77%
Total	$1,500,241	$19,472	2.62%	$1,160,886	$9,366	1.63%
Average One-Month LIBOR			1.81%			0.94%
Average Six-Month LIBOR			2.30%			1.40%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
As shown in the table above, the secured borrowings in our corporate credit relative value trading strategy have much lower costs of funds than most of our other Credit-related secured borrowings, because this strategy tends to involve more liquid assets, financed for shorter terms, as compared to our other credit strategies. In light of this large difference in borrowing costs, as well as the more short-term nature and varying overall size of our positions in this strategy, we have broken out in the above table the secured borrowings in that strategy from our other Credit-related secured borrowings. Our average cost of funds on our total Credit portfolio, including our corporate credit relative value trading strategy, was 3.69% and 3.25% for the six-month periods ended June 30, 2018 and 2017.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.54% for the six-month period ended June 30, 2018 and increase to 1.70% for the six-month period ended June 30, 2017. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.10% and 3.99% for the six-month periods ended June 30, 2018 and 2017, respectively. If we were to exclude the impact of the Catch-up Premium Amortization Adjustment, our net interest margin for the six-month periods ended June 30, 2018 and 2017 would be 3.10% and 3.73%, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the six-month period ended June 30, 2018 was $0.3 million. No incentive fee was incurred for the six-month period ended June 30, 2017, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the six-month periods ended June 30, 2018 and 2017 other investment related expenses were $6.7 million and $3.6 million, respectively. The increase in other investment related expenses was primarily due to an increase in servicing expenses on our loan portfolios, an increase in dividend expense on common stock sold short, and various other expenses related to our residential and commercial mortgage loan and REO portfolios.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP Unit expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $4.7 million for the six-month period ended June 30, 2018 as compared to $4.3 million for the six-month period ended June 30, 2017. The increase in other operating expenses for the six-month period ended June 30, 2018 was primarily due to an increase in compensation expense and professional fees.
Net Realized and Unrealized Gains (Losses) on Investments
During the six-month period ended June 30, 2018, we had net realized and unrealized gains on investments of $12.8 million, as compared to net realized and unrealized gains on investments of $9.9 million for the six-month period ended June 30, 2017. Included in our investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, which are used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
Net realized and unrealized gains on investments of $12.8 million for the six-month period ended June 30, 2018 resulted principally from net realized and unrealized gains on European consumer ABS, TBAs, equity investments in mortgage originators, CMBS, non-Agency RMBS, U.S. Treasury securities, U.S. consumer loans, exchange-traded equity, and small balance commercial loans and REO, partially offset by net realized and unrealized losses on Agency RMBS.
Net realized and unrealized gains on investments of $9.9 million for the six-month period ended June 30, 2017 resulted principally from net realized and unrealized gains on European structured products (RMBS, CMBS, and CLOs), U.S. CLOs, non-Agency RMBS, small balance commercial and residential mortgage loans, and corporate debt, partially offset by net realized and unrealized losses on Agency RMBS, TBAs, U.S. Treasury securities, and sovereign debt.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the six-month period ended June 30, 2018, we had net realized and unrealized gains on our financial derivatives of $9.5 million, as compared to net realized and unrealized losses of $(13.6) million for the six-month period ended June 30, 2017. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards and futures, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to corporate credit, credit default swaps on asset-backed indices and individual MBS, and total return swaps.
Net realized and unrealized gains of $9.5 million on our financial derivatives for the six-month period ended June 30, 2018 resulted primarily from net gains on our interest rate swaps, CDS on corporate bonds, and futures. Net realized and unrealized gains on our foreign currency hedges more than offset the net foreign exchange transaction and translation losses. Translation and transaction net losses were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(13.6) million for the six-month period ended June 30, 2017 resulted primarily from net losses on our foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, CDS on corporate bonds, and interest rate hedges. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Six-Month Period Ended June 30, 2018	$1,334,413	$1,421,506
Six-Month Period Ended June 30, 2017	$1,102,674	$1,119,238
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	June 30, 2018
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$288,859	20.3%
31 - 60 Days	550,717	38.7%
61 - 90 Days	378,875	26.6%
121 - 150 Days	2,284	0.2%
151 - 180 Days	12,241	0.9%
181 - 360 Days	121,971	8.6%
> 360 Days	66,559	4.7%
	$1,421,506	100.0%
Reverse repos involving underlying investments that we sold prior to June 30, 2018, for settlement following June 30, 2018, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a reverse repo lender applies to the market value of an asset serving as collateral for a reverse repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of June 30, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding reverse repo borrowings (excluding reverse repo borrowings related to U.S. Treasury securities) was 29.2% with respect to Credit assets, 5.5% with respect to Agency RMBS assets, and 16.1% overall. As of December 31, 2017 these respective weighted average contractual haircuts were 30.4%, 5.6%, and 15.1%.
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
As of June 30, 2018 and December 31, 2017, we had $1.4 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of June 30, 2018, the remaining terms on our reverse repos ranged from 2 days to 913 days, with a weighted average remaining term of 104 days. As of December 31, 2017, the remaining terms on our reverse repos ranged from 2 days to 1094 days, with a weighted average remaining term of 99 days. Our reverse repo borrowings were with a total of 24 and 23 counterparties as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 2.70% and 1.98%, respectively. As of June 30, 2018, our reverse repos had interest rates ranging from 0.38% to 5.59%. As of December 31, 2017, our reverse repos had interest rates ranging from (1.25)% to 4.94%. Investments transferred as collateral under reverse repos had an aggregate fair value of $1.7 billion and $1.4 billion as of June 30, 2018 and December 31, 2017, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Although we typically finance the vast majority of our holdings of Agency RMBS, as of June 30, 2018 and December 31, 2017, we held unencumbered Agency pools, on a settlement date basis, in the amount of $10.8 million and $4.5 million, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2018	$1,421,506	$1,398,813	$1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(1)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,026,841	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,178,552	1,205,385
December 31, 2015(2)	1,174,189	1,335,360	1,401,378
September 30, 2015	1,372,794	1,378,821	1,386,610

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

In addition to our borrowings under reverse repurchase agreements, we have entered into various other types of transactions to finance certain of our non-QM and consumer loans, and commercial mortgage loans and REO; these transactions are accounted for as collateralized borrowings. As of June 30, 2018 and December 31, 2017 we had outstanding borrowings related to such transactions in the amount of $196.7 million and $183.0 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Statement of Assets, Liabilities, and Equity. As of June 30, 2018, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $267.8 million. As of December 31, 2017, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $222.1 million. See Note 7 in the notes to our consolidated financial statements for further information on the Company's other secured borrowings.
As of June 30, 2018, we had $86.0 million outstanding of unsecured Senior Notes, which mature in September 2022. The Senior Notes bear interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The Senior Notes have an effective interest rate, including debt issuance costs, of 5.55%. We may redeem the Senior Notes, at our option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, we may redeem the Senior Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. See Note 7 of the notes to our consolidated financial statements for further detail on the Senior Notes.
As of June 30, 2018, we had an aggregate amount at risk under our reverse repos with 24 counterparties of approximately $293.8 million, and as of December 31, 2017, we had an aggregate amount at risk under our reverse repos with 23 counterparties of approximately $219.3 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2018 and December 31, 2017 does not include approximately $4.8 million and $4.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2018, we had an aggregate amount at risk under our derivative contracts with 12 counterparties of approximately $23.3 million. We also had $6.1 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2017, we had an aggregate amount at risk under our derivatives contracts with 12 counterparties of approximately $30.9 million. We also had $9.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with four counterparties of approximately $0.6 million. As of December 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $22.1 million and $47.2 million as of June 30, 2018 and December 31, 2017, respectively. In 2018, we increased our holdings of certain more liquid, lower-risk assets. We believe that these assets can be sold in a relatively short time period, to redeploy into higher-yielding strategies, and in the meantime these assets provide the opportunity for solid positive carry. As a result of these purchases, our cash and cash equivalents were significantly lower as of June 30, 2018, compared to December 31, 2017.
On February 6, 2018, our Board of Directors approved the adoption of a share repurchase program under which we were authorized to repurchase up to 1.55 million common shares. This program was superseded by the adoption of a subsequent, similar, share repurchase program, approved by our Board of Directors on June 13, 2018, under which we are authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
During the three-month period ended June 30, 2018 we repurchased 242,161 common shares at an average price per share of $14.98 and a total cost of $3.6 million. During the six-month period ended June 30, 2018 we repurchased 1,186,058 common shares at an average price per share of $14.83 and a total cost of $17.6 million. The Company has not repurchased shares under the current share repurchase program adopted on June 13, 2018.
Additionally we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell common shares from time to time with a maximum aggregate gross offering price of up to $150 million. As of June 30, 2018 we have not yet issued common shares under the ATM program.

We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new investment opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the six-month period ended June 30, 2018, we paid total dividends in the amount of $25.5 million related to the three-month periods ended December 31, 2017 and March 31, 2018. In August 2018, our Board of Directors approved a dividend related to the second quarter of 2018 in the amount of $0.41 per share, or approximately $12.7 million, payable on September 17, 2018 to shareholders of record as of August 31, 2018. During the six-month period ended June 30, 2017, we paid total dividends in the amount of $29.6 million related to the three-month periods ended December 31, 2016 and March 31, 2017.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP Unit holders for the periods indicated below:
Six-Month Period Ended June 30, 2018

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.41	$12,650		June 1, 2018	June 15, 2018
Second Quarter	$0.41	$12,651	*	August 31, 2018	September 17, 2018
* Estimated
Six-Month Period Ended June 30, 2017

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.45	$14,757	June 1, 2017	June 15, 2017
Second Quarter	$0.45	$14,757	September 1, 2017	September 15, 2017
For the six-month period ended June 30, 2018, our operating activities used net cash in the amount of $223.7 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $212.2 million. We received $51.2 million in proceeds from the issuance of Total other secured borrowings, and we used $13.4 million for principal payments on Other secured borrowings. Thus our operating activities, when combined with our reverse repo financings, Total other secured borrowings (net of repayments), provided net cash of $26.2 million for the six-month period ended June 30, 2018. In addition, contributions from non-controlling interests provided cash of $2.2 million. We used $25.5 million to pay dividends, $10.5 million for distributions to non-controlling interests (our joint venture partners), and $17.6 million to repurchase common shares. As a result there was a decrease in our cash holdings of $25.2 million, from $47.7 million as of December 31, 2017 to $22.5 million as of June 30, 2018.
For the six-month period ended June 30, 2017, our operating activities used net cash in the amount of $115.3 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $85.7 million. In addition we received proceeds from the issuance of Other secured borrowings of $81.6 million and used $11.8 million to pay down principal on Other secured borrowings. Thus our operating activities, when combined with our reverse repo financings and Other secured borrowings, provided net cash of $40.2 million for the six-month period ended June 30, 2017. In addition, contributions from non-controlling interests provided cash of $11.3 million. We used $29.6 million to pay dividends, $8.1 million for distributions to non-controlling interests (our joint venture partners), and $2.9 million to repurchase common shares. As a result there was an increase in our cash holdings of $11.0 million from $123.9 million as of December 31, 2016 to $134.9 million as of June 30, 2017.
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
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 6, Note 7, and Note 9 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At June 30, 2018 the Company had not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2018 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2018, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$8,917	1.45%	$14,040	2.29%	$(12,712)	(2.07)%	$(29,219)	(4.77)%
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	4,582	0.75%	9,104	1.48%	(4,642)	(0.76)%	(9,344)	(1.52)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(11,375)	(1.85)%	(23,176)	(3.78)%	10,947	1.78%	21,465	3.50%
Mortgage-Related Derivatives	18	—%	39	0.01%	(15)	—%	(27)	—%
Corporate Securities and Derivatives on Corporate Securities	(235)	(0.04)%	(450)	(0.07)%	256	0.04%	533	0.09%
Repurchase Agreements and Reverse Repurchase Agreements	(2,697)	(0.44)%	(5,402)	(0.88)%	2,685	0.44%	5,359	0.87%
Total	$(790)	(0.13)%	$(5,845)	(0.95)%	$(3,481)	(0.57)%	$(11,233)	(1.83)%
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

While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2018 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 – April 30, 2018	177,899	$14.89	177,899	847,147
May 1, 2018 – May 31, 2018	64,262	15.22	64,262	782,885
June 1, 2018 – June 30, 2018	—	—	—	1,550,000
Total	242,161	$14.98	242,161	1,550,000
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. This program superseded the previous share repurchase program, approved by our Board of Directors on February 6, 2018.
On February 6, 2018, our Board of Directors approved the adoption of a share repurchase program under which we were authorized to repurchase up to 1.55 million common shares. The program, which was open-ended in duration, allowed us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases were at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations.
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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-Q for the six-month period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	August 8, 2018	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	August 8, 2018	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-Q for the six-month period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.