Form 10-Q
period 2018-09-30
Ellington Financial LLC
filed 2018-11-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2018
Common Shares Representing Limited Liability Company Interests, no par value	30,013,574

ELLINGTON FINANCIAL LLC

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

	September 30, 2018	December 31, 2017
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$53,598	$47,233
Restricted cash	425	425
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $2,694,223 and $2,071,754)	2,670,069	2,071,707
Financial derivatives–assets, at fair value (Net cost – $20,895 and $31,474)	31,338	28,165
Repurchase agreements, at fair value (Cost – $160,468 and $155,109)	160,422	155,949
Total investments, financial derivatives, and repurchase agreements	2,861,829	2,255,821
Due from brokers	83,915	140,404
Receivable for securities sold and financial derivatives	670,952	476,000
Interest and principal receivable	38,635	29,688
Other assets	5,207	43,770
Total Assets	$3,714,561	$2,993,341
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $697,686 and $640,202)	$695,349	$642,240
Financial derivatives–liabilities, at fair value (Net proceeds – $16,294 and $27,463)	27,226	36,273
Total investments and financial derivatives	722,575	678,513
Reverse repurchase agreements	1,636,039	1,209,315
Due to brokers	4,551	1,721
Payable for securities purchased and financial derivatives	430,808	202,703
Other secured borrowings (Proceeds – $114,190 and $57,909)	114,190	57,909
Other secured borrowings, at fair value (Proceeds – $90,409 and $125,105)	89,569	125,105
Senior notes, net	84,968	84,771
Accounts payable and accrued expenses	5,337	3,885
Base management fee payable to affiliate	1,830	2,113
Incentive fee payable to affiliate	424	—
Interest and dividends payable	6,451	5,904
Other liabilities	1,141	441
Total Liabilities	3,097,883	2,372,380
EQUITY	616,678	620,961
TOTAL LIABILITIES AND EQUITY	$3,714,561	$2,993,341
Commitments and contingencies (Note 17)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(30,155,055 and 31,335,938 shares issued and outstanding)	$583,179	$589,722
Additional paid-in capital – Long term incentive plan units	10,618	10,377
Total Shareholders' Equity	593,797	600,099
Non-controlling interests	22,881	20,862
Total Equity	$616,678	$620,961
PER SHARE INFORMATION:
Common shares	$19.69	$19.15

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (1.38%) (a) (b)
North America
Funds
$8,502	Various	1.92% - 1.96%		$8,502
Total Cash Equivalents—Money Market Funds (Cost $8,502)				$8,502

Long Investments (432.98%) (a) (b) (ae)
Mortgage-Backed Securities (267.14%)
Agency Securities (202.37%) (c)
Fixed Rate Agency Securities (189.05%)
Principal and Interest - Fixed Rate Agency Securities (137.91%)
North America
Mortgage-related—Residential
$142,232	Federal National Mortgage Association Pools (30 Year)	4.00%	9/39 - 9/48	$144,555
116,796	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	11/41 - 9/48	118,777
84,194	Federal National Mortgage Association Pools (30 Year)	3.50%	9/42 - 2/48	83,182
69,656	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 9/48	72,403
54,151	Government National Mortgage Association Pools (30 Year)	4.00%	7/45 - 5/48	55,026
46,289	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 9/48	48,076
44,474	Government National Mortgage Association Pools (30 Year)	5.00%	2/48 - 8/48	46,735
44,456	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 3/32	44,747
38,966	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 8/48	41,243
32,509	Government National Mortgage Association Pools (30 Year)	3.50%	12/42 - 2/47	32,243
30,083	Government National Mortgage Association Pools (30 Year)	4.50%	9/46 - 8/48	31,271
26,297	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 3/48	26,009
15,780	Government National Mortgage Association Pools (30 Year)	5.50%	4/48 - 8/48	16,791
11,259	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 9/32	11,139
8,447	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 12/32	8,503
8,136	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	2/30 - 9/46	8,061
6,022	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	6,138
5,048	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39 - 6/48	5,419
5,541	Government National Mortgage Association Pools (30 Year)	3.00%	11/42 - 5/48	5,364
5,029	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44 - 4/48	5,295
4,797	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	5,045
4,413	Federal National Mortgage Association Pools (Other)	4.00%	12/47	4,446
2,792	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 6/45	2,689
2,524	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	2,610
2,639	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	2,543
2,519	Government National Mortgage Association Pools (30 Year)	3.75%	7/47	2,517
2,341	Federal National Mortgage Association Pools (Other)	4.50%	5/41	2,396
2,313	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	2,391
2,389	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	2,362
1,757	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33 - 5/48	1,890
1,575	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	1,612

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,232	Government National Mortgage Association Pools (30 Year)	6.00%	5/48	$1,323
1,063	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	1,085
1,070	Federal Home Loan Mortgage Corporation Pools (Other)	3.00%	6/28 - 3/30	1,054
988	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	1,030
860	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	929
851	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	5/40	923
866	Federal National Mortgage Association Pools (Other)	3.00%	10/46	825
646	Government National Mortgage Association Pools (30 Year)	2.49%	10/43	598
545	Government National Mortgage Association Pools (Other)	3.50%	10/30 - 2/32	533
430	Federal National Mortgage Association Pools (Other)	3.50%	4/26	433
143	Government National Mortgage Association Pools (Other)	3.00%	6/30	137
110	Federal National Mortgage Association Pools (30 Year)	3.28%	6/42	105
				850,453
Interest Only - Fixed Rate Agency Securities (1.92%)
North America
Mortgage-related—Residential
18,398	Government National Mortgage Association	4.00%	2/45 - 6/45	3,164
11,223	Federal National Mortgage Association	4.50%	12/20 - 6/44	1,450
5,000	Government National Mortgage Association	6.00%	6/38 - 8/39	1,050
6,464	Government National Mortgage Association	4.50%	6/39 - 7/44	902
3,554	Federal National Mortgage Association	5.50%	10/39	795
3,816	Government National Mortgage Association	5.50%	11/43	683
3,728	Federal National Mortgage Association	4.00%	5/39 - 11/43	603
3,807	Federal Home Loan Mortgage Corporation	3.50%	12/32	559
2,937	Federal National Mortgage Association	5.00%	1/38 - 5/40	512
5,658	Federal Home Loan Mortgage Corporation	5.00%	11/38	494
4,101	Federal Home Loan Mortgage Corporation	5.50%	1/39 - 9/39	403
1,703	Federal National Mortgage Association	6.00%	1/40	301
1,507	Federal Home Loan Mortgage Corporation	4.50%	7/43	294
3,444	Government National Mortgage Association	5.00%	5/37 - 5/41	228
2,363	Federal National Mortgage Association	3.00%	9/41	225
893	Government National Mortgage Association	4.75%	7/40	180
				11,843
TBA - Fixed Rate Agency Securities (49.22%)
North America
Mortgage-related—Residential
120,155	Government National Mortgage Association (30 Year)	5.00%	10/18	125,444
70,409	Government National Mortgage Association (30 Year)	4.50%	10/18	72,757
66,903	Federal National Mortgage Association (30 Year)	4.00%	10/18	67,554
21,540	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	10/18	21,200
10,579	Government National Mortgage Association (30 Year)	5.50%	10/18	11,159
3,740	Government National Mortgage Association (30 Year)	4.00%	10/18	3,802

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,660	Federal Home Loan Mortgage Corporation (15 Year)	3.00%	10/18	$1,636
				303,552
Total Fixed Rate Agency Securities (Cost $1,193,517)				1,165,848
Floating Rate Agency Securities (13.32%)
Principal and Interest - Floating Rate Agency Securities (9.88%)
North America
Mortgage-related—Residential
53,067	Government National Mortgage Association Pools	4.40% - 4.67%	7/61 - 12/67	55,396
3,555	Federal National Mortgage Association Pools	2.70% - 4.69%	9/35 - 5/45	3,684
1,822	Federal Home Loan Mortgage Corporation Pools	3.49% - 4.72%	6/37 - 5/44	1,855
				60,935
Interest Only - Floating Rate Agency Securities (3.44%)
North America
Mortgage-related—Residential
263,738	Other Government National Mortgage Association	0.40% - 5.94%	6/31 - 10/66	12,099
80,590	Other Federal National Mortgage Association	1.12% - 5.50%	6/33 - 11/46	5,543
52,492	Other Federal Home Loan Mortgage Corporation	1.61% - 4.49%	3/36 - 1/44	3,432
6,544	Resecuritization of Government National Mortgage Association (d)	2.38%	8/60	133
				21,207
Total Floating Rate Agency Securities (Cost $85,774)				82,142
Total Agency Securities (Cost $1,279,291)				1,247,990
Private Label Securities (64.77%)
Principal and Interest - Private Label Securities (63.57%)
North America (30.44%)
Mortgage-related—Residential
245,943	Various	0.00% - 26.31%	5/19 - 3/47	176,113
Mortgage-related—Commercial
33,819	Various	2.80% - 3.44%	3/49 - 5/61	11,641
Total North America (Cost $176,842)				187,754
Europe (33.13%)
Mortgage-related—Residential
221,257	Various	0.00% - 5.50%	6/25 - 12/61	188,043
Mortgage-related—Commercial
25,841	Various	0.38% - 4.20%	10/20 - 8/45	16,250
Total Europe (Cost $205,424)				204,293
Total Principal and Interest - Private Label Securities (Cost $382,266)				392,047

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Private Label Securities (1.20%)
North America
Mortgage-related—Residential
$32,210	Various	0.00% - 2.00%	12/30 - 9/47	$4,110
Mortgage-related—Commercial
41,707	Various	1.25% - 2.00%	3/49 - 5/61	3,282
Total Interest Only - Private Label Securities (Cost $5,361)				7,392
Other Private Label Securities (0.00%)
North America
Mortgage-related—Residential
70,577	Various	—%	6/37	—
Mortgage-related—Commercial
—	Various	—%	7/45 - 5/61	—
Total Other Private Label Securities (Cost $191)				—
Total Private Label Securities (Cost $387,818)				399,439
Total Mortgage-Backed Securities (Cost $1,667,109)				1,647,429
Collateralized Loan Obligations (25.31%)
North America (23.79%) (e)
286,284	Various	0.00% - 10.09%	12/18 - 10/2118	146,713
Total North America (Cost $151,155)				146,713
Europe (1.52%)
9,993	Various	7.95%	4/24	9,374
Total Europe (Cost $9,406)				9,374
Total Collateralized Loan Obligations (Cost $160,561)				156,087
Consumer Loans and Asset-backed Securities backed by Consumer Loans (33.16%) (f)
North America (33.01%)
Consumer (g) (h)
224,476	Various	5.31% - 76.50%	10/18 - 9/23	203,585
Total North America (Cost $207,837)				203,585
Europe (0.15%)
Consumer
3,588	Various	—%	12/30	919
Total Europe (Cost $825)				919
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $208,662)				204,504

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Properties		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (8.71%)
North America (6.86%)
Basic Materials
$3,224	Various	3.55% - 7.63%	10/21 - 3/22	$3,201
Communications
4,241	Various	0.00% - 11.50%	4/20 - 5/22	4,522
Consumer
13,331	Various	3.55% - 12.81%	3/20 - 3/28	13,345
Energy
2,080	Various	4.63%	9/21	2,063
Financial
355	Various	5.00%	8/22	363
Industrial
11,995	Various	3.25% - 5.40%	4/21 - 1/28	11,789
Technology
7,612	Various	3.88% - 7.32%	5/20 - 5/22	7,010
Total North America (Cost $39,487)				42,293
Europe (1.85%)
Consumer
20,807	Various	—%	12/18	52
Financial
11,782	Various	0.00% - 16.00%	10/20 - 11/22	11,373
Total Europe (Cost $12,670)				11,425
Total Corporate Debt (Cost $52,157)				53,718
Secured Notes (1.80%) (n)
North America
Mortgage-related—Residential
17,847	Various	5.00%	11/57	11,065
Total Secured Notes (Cost $11,766)				11,065
Mortgage Loans (84.04%) (f)
North America
Mortgage-related—Commercial (j)
126,334	Various	3.73% - 13.61%	10/18 - 10/37	125,808
Mortgage-related—Residential (k) (m)
391,816	Various	2.00% - 15.00%	2/19 - 9/58	392,460
Total Mortgage Loans (Cost $515,877)				518,268
Real Estate Owned (5.67%) (f) (l)
North America
Real estate-related
5	Single-Family Houses			1,386
18	Commercial Properties			33,558
Total Real Estate Owned (Cost $33,867)				34,944

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Equity Investments (6.46%)
North America (6.46%)
Communications
7	Non-Exchange Traded Corporate Equity			$111
Consumer
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			6,263
36	Exchange Traded Equity			60
1,540	Non-Exchange Traded Corporate Equity			2
Diversified
144	Non-Exchange Traded Corporate Equity			1,455
Financial
49	Exchange Traded Equity			609
Mortgage-related—Commercial (n)
n/a	Non-Controlling Equity Interest in Limited Liability Company			1,149
Mortgage-related—Residential (n)
23	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			27,357
9,818	Non-Exchange Traded Common Equity Investment in Mortgage Originators			2,814
Total North America (Cost $39,963)				39,820
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Financial
—	Non-Exchange Traded Corporate Equity			4
Total Europe (Cost $4)				4
Total Corporate Equity Investments (Cost $39,967)				39,824
U.S. Treasury Securities (0.69%)
North America
Government
$1,995	U.S. Treasury Note	2.25%	11/27	1,868
882	U.S. Treasury Note	2.75%	7/23	874
806	U.S. Treasury Note	2.75%	2/28	786
704	U.S. Treasury Note	2.63%	8/20	702
Total U.S. Treasury Securities (Cost $4,257)				4,230
Total Long Investments (Cost $2,694,223)				$2,670,069

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (26.01%) (a) (b) (o)
$50,313	JP Morgan Securities LLC	2.28%	10/18	$50,313
	Collateralized by Par Value $50,000
	U.S. Treasury Note, Coupon 2.75%,
	Maturity Date 5/23
42,282	Bank of America Securities	2.25%	10/18	42,282
	Collateralized by Par Value $42,548
	U.S. Treasury Note, Coupon 2.75%,
	Maturity Date 7/23
23,329	JP Morgan Securities LLC	2.03%	10/18	23,329
	Collateralized by Par Value $23,329
	U.S. Treasury Note, Coupon 2.88%
	Maturity Date 8/28
10,536	JP Morgan Securities LLC	(0.55)%	12/18	10,536
	Collateralized by Par Value $10,102
	Sovereign Government Bond, Coupon 0.75%,
	Maturity Date 7/21
9,534	JP Morgan Securities LLC	(0.55)%	12/18	9,534
	Collateralized by Par Value $9,161
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
5,676	CILO 2016-LD1 Holdings LLC (p)	3.98%	12/18	5,676
	Collateralized by Par Value $9,511
	Exchange-Traded Debt, Coupon 5.50%,
	Maturity Date 7/22
3,020	Bank of America Securities	2.30%	10/18	3,020
	Collateralized by Par Value $3,094
	U.S. Treasury Note, Coupon 2.75%,
	Maturity Date 2/28
2,732	Barclays Capital Inc	(0.25)%	10/18	2,732
	Collateralized by Par Value $2,495
	Exchange-Traded Corporate Debt, Coupon 5.63%,
	Maturity Date 10/23
2,029	Societe Generale	(1.15)%	10/18	2,029
	Collateralized by Par Value $1,850
	Exchange-Traded Corporate Debt, Coupon 7.50%,
	Maturity Date 4/24
2,025	RBC Capital Markets LLC	1.60%	10/18	2,025
	Collateralized by Par Value $1,985
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 11/23
1,358	Bank of America Securities	2.30%	10/18	1,358
	Collateralized by Par Value $1,355
	U.S. Treasury Note, Coupon 2.75%,
	Maturity Date 4/23

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$1,342	Barclays Capital Inc	—%	10/18	$1,342
	Collateralized by Par Value $1,295
	Exchange-Traded Corporate Debt, Coupon 5.88%,
	Maturity Date 10/20
1,139	CS First Boston	(2.00)%	10/18	1,139
	Collateralized by Par Value $1,110
	Exchange-Traded Corporate Debt, Coupon 8.00%,
	Maturity Date 6/27
788	RBC Capital Markets LLC	1.75%	10/18	788
	Collateralized by Par Value $745
	Exchange-Traded Corporate Debt, Coupon 5.13%,
	Maturity Date 9/24
741	Bank of America Securities	2.30%	10/18	741
	Collateralized by Par Value $770
	U.S. Treasury Bond, Coupon 3.00%,
	Maturity Date 2/48
675	Bank of America Securities	2.15%	10/18	675
	Collateralized by Par Value $680
	U.S. Treasury Note, Coupon 2.75%,
	Maturity Date 8/23
535	Barclays Capital Inc	(2.00)%	10/18	535
	Collateralized by Par Value $580
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22
525	RBC Capital Markets LLC	1.80%	10/18	525
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 10/22
470	RBC Capital Markets LLC	1.85%	10/18	470
	Collateralized by Par Value $470
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/24
442	Bank of America Securities	2.30%	10/18	442
	Collateralized by Par Value $448
	U.S. Treasury Note, Coupon 2.75%,
	Maturity Date 2/25
252	Bank of America Securities	2.30%	10/18	252
	Collateralized by Par Value $275
	U.S. Treasury Bond, Coupon 2.75%,
	Maturity Date 8/47
243	Barclays Capital Inc	(1.75)%	10/18	243
	Collateralized by Par Value $250
	Exchange-Traded Corporate Debt, Coupon 4.50%,
	Maturity Date 4/22

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$239	RBC Capital Markets LLC	1.80%	10/18	$239
	Collateralized by Par Value $255
	Exchange-Traded Corporate Debt, Coupon 4.70%,
	Maturity Date 4/23
197	RBC Capital Markets LLC	1.25%	10/18	197
	Collateralized by Par Value $205
	Exchange-Traded Corporate Debt, Coupon 8.25%,
	Maturity Date 6/23
Total Repurchase Agreements (Cost $160,468)				$160,422

Investments Sold Short (-112.76%) (a) (b)
TBA - Fixed Rate Agency Securities Sold Short (-91.15%) (q)
North America
Mortgage-related—Residential
$(127,460)	Government National Mortgage Association (30 year)	3.50%	10/18	$(126,713)
(92,883)	Government National Mortgage Association (30 year)	4.00%	10/18	(94,440)
(84,000)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	11/18	(84,715)
(76,912)	Federal National Mortgage Association (30 year)	3.50%	10/18	(75,689)
(32,000)	Federal National Mortgage Association (30 year)	5.00%	11/18	(33,548)
(28,320)	Federal National Mortgage Association (15 year)	3.50%	10/18	(28,465)
(25,797)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	10/18	(26,050)
(25,490)	Federal National Mortgage Association (15 year)	3.00%	10/18	(25,176)
(23,631)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	10/18	(24,388)
(17,457)	Federal National Mortgage Association (30 year)	3.00%	10/18	(16,703)
(13,610)	Federal National Mortgage Association (30 year)	4.50%	10/18	(14,040)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	10/18	(7,325)
(4,617)	Federal National Mortgage Association (30 year)	5.00%	10/18	(4,846)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$564,232)				(562,098)
Government Debt Sold Short (-11.74%)
North America (-8.56%)
Government
(36,380)	U.S. Treasury Note	2.88%	9/23	(36,259)
(9,414)	U.S. Treasury Note	2.88%	8/28	(9,271)
(2,300)	U.S. Treasury Note	2.75%	5/23	(2,282)
(1,355)	U.S. Treasury Note	2.75%	4/23	(1,344)
(1,004)	U.S. Treasury Note	2.88%	5/28	(989)
(770)	U.S. Treasury Bond	3.00%	2/48	(742)
(680)	U.S. Treasury Note	2.75%	8/23	(674)
(562)	U.S. Treasury Note	2.63%	6/23	(554)
(448)	U.S. Treasury Note	2.75%	2/25	(442)
(275)	U.S. Treasury Bond	2.75%	8/47	(252)
Total North America (Proceeds -$52,884)				(52,809)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
Europe (-3.18%)
Government
$(19,263)	European Sovereign Bond	0.75% - 2.75%	4/19 - 7/21	$(19,633)
Total Europe (Proceeds -$19,605)				(19,633)
Total Government Debt Sold Short (Proceeds -$72,489)				(72,442)
Common Stock Sold Short (-3.80%)
North America
Financial
(649)	Exchange Traded Equity			(23,407)
Total Common Stock Sold Short (Proceeds -$23,855)				(23,407)
Corporate Debt Sold Short (-6.07%)
North America
Basic Materials
$(2,080)	Various	3.45%	6/27	(1,982)
Communications
(9,275)	Various	3.40% - 7.50%	9/23 - 3/27	(9,327)
Consumer
(13,972)	Various	4.50% - 5.88%	10/20 - 11/24	(14,041)
Energy
(3,810)	Various	4.50% - 8.25%	4/22 - 6/27	(3,672)
Financial
(2,785)	Various	3.75% - 5.13%	9/24 - 6/27	(2,854)
Industrial
(3,670)	Various	3.55% - 5.90%	10/24 - 2/27	(3,677)
Technology
(905)	Various	4.70%	4/23	(825)
Utilities
(940)	Various	7.25%	5/26	(1,024)
Total Corporate Debt Sold Short (Proceeds -$37,110)				(37,402)
Total Investments Sold Short (Proceeds -$697,686)				$(695,349)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (5.08%) (a) (b)
Swaps (4.78%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (r)	Credit	$47,501	6/19 - 6/23	$1,596
Credit Default Swaps on Asset-Backed Indices (r)	Credit	920	12/37 - 11/59	10
Interest Rate Swaps (s)	Interest Rates	4,282	11/18 - 1/24	6
North America
Credit Default Swaps on Corporate Bonds (r)
Basic Materials	Credit	3,913	12/22 - 12/23	115
Communications	Credit	8,665	12/20 - 12/23	106
Consumer	Credit	19,846	6/20 - 12/23	2,490
Energy	Credit	6,230	6/22 - 12/23	201
Financial	Credit	2,505	12/23	361
Industrial	Credit	1,290	12/23	38
Utilities	Credit	1,175	6/23	197
Total Credit Default Swaps on Corporate Bonds				3,508
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (t)	Credit	(18,668)	5/46 - 11/59	3,053
Interest Rate Swaps (u)	Interest Rates	(723,541)	10/18 - 12/45	17,908
Interest Rate Basis Swaps (aa)	Interest Rates	(12,900)	6/19	4
North America
Credit Default Swaps on Asset-Backed Securities (t)
Mortgage-related—Residential	Credit	(3,247)	6/35 - 12/35	1,515
Credit Default Swaps on Corporate Bonds (t)
Communications	Credit	(6,870)	6/19 - 6/22	1,025
Consumer	Credit	(7,665)	12/18 - 12/22	201
Energy	Credit	(5,855)	3/19 - 9/21	23
Industrial	Credit	(4,660)	6/23	267
Technology	Credit	(5,590)	12/21 - 6/22	382
Total Credit Default Swaps on Corporate Bonds				1,898
Total Return Swaps (v)
Financial	Equity Market	(18,964)	7/19 - 10/19	2
Total Total Return Swaps				2
Total Swaps (Net cost $20,892)				29,500
Options (0.00%)
Purchased Options:
Interest Rate Caps (x)	Interest Rates	90,253	10/18 - 5/19	1
Total Options (Cost $3)				1

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Futures (0.25%)
Short Futures:
U.S. Treasury Note Futures (y)	Interest Rates	$(90,900)	12/18	$1,333
Eurodollar Futures (ad)	Interest Rates	(98,000)	3/19 - 6/20	23
Currency Futures (z)	Currency	(48,710)	12/18	184
Total Futures				1,540
Forwards (0.05%)
Short Forwards:
Currency Forwards (ab)	Currency	(37,272)	12/18	297
Total Forwards				297
Total Financial Derivatives–Assets (Net cost $20,895)				$31,338
Financial Derivatives–Liabilities (-4.42%) (a) (b)
Swaps (-4.41%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (r)	Credit	$6,486	3/49 - 11/60	$(718)
Interest Rate Swaps (s)	Interest Rates	315,174	1/19 - 7/28	(7,489)
North America
Credit Default Swaps on Corporate Bonds (r)
Communications	Credit	12,328	12/21 - 6/23	(1,191)
Consumer	Credit	7,305	12/18 - 12/23	(435)
Energy	Credit	5,874	6/20 - 6/23	(696)
Industrial	Credit	5,020	6/23	(287)
Technology	Credit	1,560	12/22 - 6/23	(178)
Total Credit Default Swaps on Corporate Bonds				(2,787)
Recovery Swaps (w)
Consumer	Credit	2,600	6/19	(8)
Total Recovery Swaps				(8)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Short Swaps:
Interest Rate Swaps (u)	Interest Rates	$(58,000)	4/20 - 9/23	$(205)
Credit Default Swaps on Corporate Bond Indices (t)	Credit	(235,784)	6/19 - 12/23	(9,797)
Total Return Swaps (ac)	Credit	(56,140)	12/18	(1,740)
North America
Credit Default Swaps on Corporate Bonds (t)
Basic Materials	Credit	(12,029)	6/19 - 3/22	(535)
Communications	Credit	(20,047)	12/18 - 12/22	(416)
Consumer	Credit	(49,120)	12/18 - 12/23	(2,670)
Energy	Credit	(15,265)	12/18 - 6/23	(463)
Financial	Credit	(355)	9/22	(56)
Industrial	Credit	(14,215)	6/21 - 12/23	(256)
Technology	Credit	(4,665)	3/19 - 6/20	(27)
Total Credit Default Swaps on Corporate Bonds				(4,423)
Total Swaps (Net proceeds -$16,294)				(27,167)
Futures (-0.00%)
Short Futures:
Eurodollar Futures (ad)	Interest Rates	(35,000)	12/18	(1)
Total Futures				(1)
Forwards (-0.01%)
Short Forwards:
Currency Forwards (ab)	Currency	(6,464)	12/18	(58)
Total Forwards				(58)
Total Financial Derivatives–Liabilities (Net proceeds -$16,294)				$(27,226)
See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONTINUED)
(UNAUDITED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At September 30, 2018, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 82.74%, 41.87%, and 77.76% of Total Equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)
Includes investment in collateralized loan obligation notes in the amount of $61.6 million that were issued and are managed by related parties of the Company. See Note 9 to the Notes to Consolidated Financial Statements.

(f)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 9 to the Notes to Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At September 30, 2018 loans for which the Company has beneficial interests in the net cash flows, totaled $19.8 million. See Note 9 to the Notes to Consolidated Financial Statements.

(h)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At September 30, 2018 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $180.7 million. See Note 9 to the Notes to Consolidated Financial Statements.

(i)
Represents the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 6 and Note 9 to the Notes to Consolidated Financial Statements.

(j)	Includes non-performing commercial mortgage loans in the amount of $3.5 million whereby principal and/or interest is past due and a maturity date is not applicable.

(k)	As of September 30, 2018, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $9.3 million.

(l)	Number of properties not shown in thousands, represents actual number of properties owned.

(m)	Includes $95.0 million of non-qualified mortgage loans that have been securitized and are held in a consolidated securitization trust. See Note 6 to the Notes to Consolidated Financial Statements.

(n)	Represents the Company's investment in a related party. See Note 9 to the Notes to Consolidated Financial Statements.

(o)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

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

(q)
At September 30, 2018, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 33.37%, 21.92%, and 35.86% of Total Equity, respectively.

(r)	For long credit default swaps, the Company sold protection.

(s)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(t)	For short credit default swaps, the Company purchased protection.

(u)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(v)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(w)	For long recovery swaps the Company receives a specified recovery rate in exchange for the actual recovery rate on the underlying.

(x)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(y)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2018, a total of 909 contracts were held.

(z)	Notional value represents the total face amount of foreign currency underlying all contracts held; as of September 30, 2018, 411 contracts were held.

(aa)	Represents interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate.

(ab)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(ac)	Notional value represents the number of underlying index units multiplied by the reference price.

(ad)	Every $1,000,000 in notional value represents one contract.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT SEPTEMBER 30, 2018 (CONCLUDED)
(UNAUDITED)

(ae)
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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	202.37%
Aaa/AAA/AAA	0.69%
Aa/AA/AA	0.90%
A/A/A	5.98%
Baa/BBB/BBB	6.06%
Ba/BB/BB or below	61.53%
Unrated	155.45%

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income(1)	$35,300	$21,145	$95,333	$65,819
Other income	1,046	1,232	2,857	3,043
Total investment income	36,346	22,377	98,190	68,862
EXPENSES
Base management fee to affiliate (Net of fee rebates of $423, $172, $950, and $172, respectively)(2)	1,830	2,161	5,829	6,942
Incentive fee to affiliate	424	—	715	—
Interest expense(1)	15,678	8,166	40,624	21,794
Other investment related expenses(3)
Servicing expense	2,200	991	5,430	2,899
Other	2,184	917	5,677	2,588
Professional fees	820	633	2,324	2,012
Administration fees	186	175	549	537
Compensation expense	639	673	1,806	1,703
Insurance expense	120	120	366	378
Directors' fees and expenses	66	66	205	207
Share-based long term incentive plan unit expense	103	97	296	285
Other expenses	418	476	1,458	1,408
Total expenses	24,668	14,475	65,279	40,753
NET INVESTMENT INCOME	11,678	7,902	32,911	28,109
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	8,551	1,087	20,747	2,372
Financial derivatives, excluding currency hedges	479	(595)	(2,251)	(6,222)
Financial derivatives—currency hedges	297	(4,013)	1,881	(7,357)
Foreign currency transactions	775	4,726	1,433	6,234
	10,102	1,205	21,810	(4,973)
Change in net unrealized gain (loss) on:
Investments	(13,372)	(1,750)	(12,767)	6,837
Other secured borrowings	(358)	—	840	—
Financial derivatives, excluding currency hedges	173	(305)	9,922	(4,081)
Financial derivatives—currency hedges	528	2,026	1,404	1,162
Foreign currency translation	(1,277)	(2,483)	(3,139)	712
	(14,306)	(2,512)	(3,740)	4,630
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(4,204)	(1,307)	18,070	(343)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	Expressed in U.S. Dollars
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	7,474	6,595	50,981	27,766
LESS: NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	813	400	2,089	1,229
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$6,661	$6,195	$48,892	$26,537
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.22	$0.19	$1.58	$0.81

(1)
Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.7 million, respectively, for the three-month period ended September 30, 2018. Includes interest income and interest expense of a consolidated securitization trust of $3.9 million and $2.4 million, respectively, for the nine-month period ended September 30, 2018. See Note 6 for further details on the Company's consolidated securitization trust.

(2)	See Note 9 for further details on management fee rebates.

(3)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Nine-Month Period Ended September 30, 2018			Nine-Month Period Ended September 30, 2017
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2017 and 12/31/2016, respectively)	$600,099	$20,862	$620,961	$637,661	$7,116	$644,777
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			32,911			28,109
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			21,810			(4,973)
Change in net unrealized gain (loss) on investments, other secured borrowings, financial derivatives, and foreign currency translation			(3,740)			4,630
Net increase (decrease) in equity resulting from operations	48,892	2,089	50,981	26,537	1,229	27,766
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Shares issued in connection with incentive fee payment	29		29	—		—
Contributions from non-controlling interests		11,900	11,900		14,201	14,201
Dividends(1)	(37,891)	(261)	(38,152)	(44,050)	(286)	(44,336)
Distributions to non-controlling interests		(11,744)	(11,744)		(8,178)	(8,178)
Adjustment to non-controlling interest	(33)	33	—	(6)	6	—
Shares repurchased	(17,593)		(17,593)	(4,791)		(4,791)
Share-based long term incentive plan unit awards	294	2	296	284	1	285
Net increase (decrease) in equity from transactions	(55,194)	(70)	(55,264)	(48,563)	5,744	(42,819)
Net increase (decrease) in equity	(6,302)	2,019	(4,283)	(22,026)	6,973	(15,053)
ENDING EQUITY (9/30/2018 and 9/30/2017, respectively)	$593,797	$22,881	$616,678	$615,635	$14,089	$629,724

(1)
For the three-month periods ended September 30, 2018 and 2017, dividends totaling $0.41 and $0.45, respectively, per common share and convertible unit outstanding, were declared. For the nine-month periods ended September 30, 2018 and 2017, dividends totaling $1.23 and $1.35, respectively, per common share and convertible unit outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2018	2017
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$50,981	$27,766
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(19,335)	13,018
Change in net unrealized (gain) loss on investments, other secured borrowings, financial derivatives, and foreign currency translation	7,263	(7,472)
Amortization of premiums and accretion of discounts (net)	35,130	23,010
Purchase of investments	(2,626,320)	(1,847,795)
Proceeds from disposition of investments	1,558,821	1,378,115
Proceeds from principal payments of investments	383,847	214,636
Proceeds from investments sold short	1,926,781	1,456,930
Repurchase of investments sold short	(1,858,064)	(1,382,642)
Payments on financial derivatives	(78,447)	(76,667)
Proceeds from financial derivatives	77,314	79,207
Amortization of deferred debt issuance costs	198	30
Shares issued in connection with incentive fee payment	29	—
Share-based long term incentive plan unit expense	296	285
Interest income related to consolidated securitization trust(1)	(2,493)	—
Interest expense related to consolidated securitization trust(1)	2,493	—
Repurchase agreements	(4,473)	(8,251)
(Increase) decrease in assets(2):
Receivable for securities sold and financial derivatives	(194,952)	(53,941)
Due from brokers	56,489	(14,522)
Interest and principal receivable	(8,947)	(3,302)
Other assets	38,563	190
Increase (decrease) in liabilities:
Due to brokers	2,830	(9,167)
Payable for securities purchased and financial derivatives	228,105	84,549
Accounts payable and accrued expenses	1,452	515
Incentive fee payable to affiliate	424	—
Other liabilities	700	181
Interest and dividends payable	547	1,408
Base management fee payable to affiliate	(283)	(255)
Net cash provided by (used in) operating activities(2)	(421,051)	(124,174)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine-Month Period Ended September 30,
	2018	2017
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$11,900	$14,201
Shares repurchased	(17,593)	(4,791)
Dividends paid	(38,152)	(44,336)
Distributions to non-controlling interests	(11,744)	(8,178)
Proceeds from issuance of Other secured borrowings	83,380	94,878
Principal payments on Other secured borrowings	(27,099)	(21,020)
Proceeds from issuance of senior notes	—	86,000
Debt issuance costs paid	—	(890)
Borrowings under reverse repurchase agreements	6,771,029	8,663,470
Repayments of reverse repurchase agreements	(6,344,305)	(8,667,241)
Net cash provided by (used in) financing activities	427,416	112,093
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH(2)	6,365	(12,081)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD(2)	47,658	123,929
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD(2)	$54,023	$111,848
Supplemental disclosure of cash flow information:
Interest paid	$40,097	$19,683
Shares issued in connection with incentive fee payment	29	—
Share-based long term incentive plan unit awards (non-cash)	296	285
Aggregate TBA trade activity (buys + sells) (non-cash)	21,475,863	17,198,330
Purchase of investments (non-cash)	(15,533)	(25,318)
Proceeds from principal payments of investments (non-cash)	34,697	6,815
Proceeds from the disposition of investments (non-cash)	15,533	26,800
Proceeds from issuance of Other secured borrowings (non-cash)	—	17,175
Principal payments on Other secured borrowings (non-cash)	—	(25,473)
Principal payments on Other secured borrowings, at fair value (non-cash)	(34,697)	—

(1)	Related to non-qualified mortgage securitization transaction. See Note 6 for further details.

(2)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Securitized mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," are held as part of a collateralized financing entity, or "CFE." A CFE is a variable interest entity, or "VIE," that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810, Consolidation ("ASC 810"), allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the fair value option for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined such trust meets the definition of a CFE; see Note 6 for further discussion on the Company's securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using discounted cash flows and other market data. The securitized non-QM loans, which are assets of the CFE, are included in Investments, at fair value on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The debt issued by the CFE is included in Other secured borrowings, at fair value, on the Company's Consolidated Statement of Assets, Liabilities, and Equity. The securitized non-QM loans and the debt issued by the Company's CFE are both designated as Level 3 financial instruments.
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
(R) LTIP Units: Long term incentive plan units ("LTIP Units") have been issued to the Company's dedicated or partially dedicated personnel and certain of its directors as well as the Manager. Costs associated with LTIP Units issued to dedicated or partially dedicated personnel, or to its directors, are measured as of the grant date based on the closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for LTIP Units are typically one year from issuance for directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
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
(X) Income Taxes: The Company is treated as a partnership for U.S. federal income tax purposes. Certain of the Company's subsidiaries are not consolidated for U.S. federal income tax purposes, but are also treated as partnerships. In general, partnerships are not subject to entity-level tax on their income, but the income of a partnership is taxable to its owners on a flow-through basis. In addition, certain subsidiaries of the Company have elected to be treated as corporations for U.S. federal income tax purposes, and one has elected to be taxed as a real estate investment trust, or "REIT."
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company did not have any additions to unrecognized tax benefits resulting from tax positions related either to the current period or to 2017, 2016, or 2015 (its open tax years), and no reductions resulting from tax positions of prior years or due to settlements, and thus had no unrecognized tax benefits or reductions since inception. The Company does not expect any change in unrecognized tax benefits within the next fiscal year. There were no amounts accrued for tax penalties or interest as of or during the periods presented in these consolidated financial statements.
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
(Y) Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or "FASB," issued ASU 2018-13, Fair Value Measurement—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). This amends ASC 820, Fair Value Measurement, to remove or modify various current disclosure requirements related to fair value measurement. Additionally ASU 2018-13 requires certain additional disclosures around fair value measurement. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those years, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt the removal and modification of various disclosure requirements in accordance with ASU 2018-13; early adoption has not had a material impact on the Company's consolidated financial statements. The Company has elected not to early adopt the additional disclosure requirements. The adoption of additional disclosures, as required under ASU 2018-13, is not expected to have a material impact on the Company's consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation—Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). This amends ASC 718, Compensation—Stock Compensation, to simplify several aspects of accounting for nonemployee share-based payment transactions. ASU 2018-07 is effective for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2018-07 is not expected to have a material impact on the Company's consolidated financial statements.
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

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at September 30, 2018:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents	$8,502	$—	$—	$8,502
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,239,211	$8,779	$1,247,990
U.S. Treasury securities	—	4,230	—	4,230
Private label residential mortgage-backed securities	—	246,992	121,274	368,266
Private label commercial mortgage-backed securities	—	30,190	983	31,173
Commercial mortgage loans	—	—	125,808	125,808
Residential mortgage loans	—	—	392,460	392,460
Collateralized loan obligations	—	127,076	29,011	156,087
Consumer loans and asset-backed securities backed by consumer loans	—	—	204,504	204,504
Corporate debt	—	46,037	7,681	53,718
Secured notes	—	—	11,065	11,065
Real estate owned	—	—	34,944	34,944
Corporate equity investments	669	—	39,155	39,824
Total investments, at fair value	669	1,693,736	975,664	2,670,069
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	1,515	1,515
Credit default swaps on corporate bond indices	—	1,596	—	1,596
Credit default swaps on corporate bonds	—	5,406	—	5,406
Credit default swaps on asset-backed indices	—	3,063	—	3,063
Total return swaps	—	2	—	2
Interest rate swaps	—	17,918	—	17,918
Options	—	1	—	1
Futures	1,540	—	—	1,540
Forwards	—	297	—	297
Total financial derivatives–assets, at fair value	1,540	28,283	1,515	31,338
Repurchase agreements, at fair value	—	160,422	—	160,422
Total investments, financial derivatives–assets, and repurchase agreements, at fair value	$2,209	$1,882,441	$977,179	$2,861,829
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(562,098)	$—	$(562,098)
Government debt	—	(72,442)	—	(72,442)
Corporate debt	—	(37,402)	—	(37,402)
Common stock	(23,407)	—	—	(23,407)
Total investments sold short, at fair value	(23,407)	(671,942)	—	(695,349)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	$—	$(9,797)	$—	$(9,797)
Credit default swaps on corporate bonds	—	(7,218)	—	(7,218)
Credit default swaps on asset-backed indices	—	(718)	—	(718)
Interest rate swaps	—	(7,694)	—	(7,694)
Total return swaps	—	(1,740)	—	(1,740)
Futures	(1)	—	—	(1)
Forwards	—	(58)	—	(58)
Total financial derivatives–liabilities, at fair value	(1)	(27,225)	—	(27,226)
Other secured borrowings, at fair value	—	—	(89,569)	(89,569)
Total investments sold short, financial derivatives–liabilities, and other secured borrowings, at fair value	$(23,408)	$(699,167)	$(89,569)	$(812,144)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2018:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$63,805	Market Quotes	Non Binding Third-Party Valuation	$3.00	$175.71	$76.13
Collateralized loan obligations	22,934	Market Quotes	Non Binding Third-Party Valuation	61.00	96.25	68.09
Corporate debt, non-exchange traded corporate equity, and secured notes	14,981	Market Quotes	Non Binding Third-Party Valuation	9.88	91.00	61.00
Private label commercial mortgage-backed securities	539	Market Quotes	Non Binding Third-Party Valuation	5.11	6.16	5.74
Agency interest only residential mortgage-backed securities	2,510	Market Quotes	Non Binding Third-Party Valuation	2.10	16.68	15.91
Private label residential mortgage-backed securities	57,469	Discounted Cash Flows	Yield	3.0%	53.9%	9.5%
			Projected Collateral Prepayments	18.3%	90.2%	56.4%
			Projected Collateral Losses	0.0%	50.2%	8.4%
			Projected Collateral Recoveries	1.7%	11.9%	8.0%
			Projected Collateral Scheduled Amortization	7.7%	54.9%	27.2%
						100.0%
Private label commercial mortgage-backed securities	444	Discounted Cash Flows	Yield	9.0%	26.0%	18.5%
			Projected Collateral Losses	1.6%	1.6%	1.6%
			Projected Collateral Recoveries	1.5%	1.5%	1.5%
			Projected Collateral Scheduled Amortization	96.9%	96.9%	96.9%
						100.0%
Corporate debt and non-exchange traded corporate equity	5,337	Discounted Cash Flows	Yield	17.1%	17.1%	17.1%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$6,077	Discounted Cash Flows	Yield	8.5%	17.6%	11.7%
			Projected Collateral Prepayments	90.2%	94.1%	91.5%
			Projected Collateral Losses	0.9%	6.4%	4.7%
			Projected Collateral Recoveries	2.7%	3.3%	3.0%
			Projected Collateral Scheduled Amortization	—%	3.8%	0.8%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	204,504	Discounted Cash Flows	Yield	7.0%	12.0%	8.4%
			Projected Collateral Prepayments	0.0%	44.4%	34.9%
			Projected Collateral Losses	3.5%	62.0%	9.1%
			Projected Collateral Scheduled Amortization	36.5%	92.3%	56.0%
						100.0%
Performing commercial mortgage loans	122,269	Discounted Cash Flows	Yield	8.0%	21.4%	10.9%
Non-performing commercial mortgage loans and commercial real estate owned	37,097	Discounted Cash Flows	Yield	11.6%	18.1%	14.2%
			Months to Resolution	4.0	9.0	6.5
Performing residential mortgage loans	284,719	Discounted Cash Flows	Yield	4.0%	12.8%	5.8%
Securitized residential mortgage loans(1)	94,965	Discounted Cash Flows	Yield	5.2%	5.2%	5.2%
Non-performing residential mortgage loans and residential real estate owned	14,162	Discounted Cash Flows	Yield	4.6%	20.9%	9.0%
			Months to Resolution(2)	15.2	47.3	28.9
Credit default swaps on asset-backed securities	1,515	Net Discounted Cash Flows	Projected Collateral Prepayments	—%	42.0%	36.7%
			Projected Collateral Losses	10.6%	16.5%	13.2%
			Projected Collateral Recoveries	9.7%	18.2%	16.7%
			Projected Collateral Scheduled Amortization	30.9%	37.7%	33.4%
						100.0%
Agency interest only residential mortgage-backed securities	6,269	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	211	3,521	753
			Projected Collateral Prepayments	38.4%	100.0%	66.6%
			Projected Collateral Scheduled Amortization	0.0%	61.6%	33.4%
						100.0%
Non-exchange traded common equity investment in mortgage-related entity	2,814	Enterprise Value	Equity Price-to-Book(4)	1.5x	1.5x	1.5x
Non-exchange traded preferred equity investment in mortgage-related entity	27,357	Enterprise Value	Equity Price-to-Book(4)	1.0x	1.0x	1.0x
Non-controlling equity interest in limited liability company	7,412	Discounted Cash Flows	Yield(5)	10.6%	12.8%	10.9%
Other secured borrowings, at fair value(1)	(89,569)	Discounted Cash Flows	Yield	4.0%	4.0%	4.0%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Excludes certain loans that are re-performing.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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
The tables below include a roll-forward of the Company's financial instruments for the three- and nine-month periods ended September 30, 2018 and 2017 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three-Month Period Ended September 30, 2018

(In thousands)	Ending Balance as of June 30, 2018	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2018
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$5,889	$(509)	$(24)	$(67)	$773	$(209)	$3,981	$(1,055)	$8,779
Private label residential mortgage-backed securities	96,396	(206)	335	(1,181)	48,860	(16,726)	3,942	(10,146)	121,274
Private label commercial mortgage-backed securities	8,761	4	198	494	—	(2,415)	—	(6,059)	983
Commercial mortgage loans	104,951	(300)	252	522	36,571	(16,188)	—	—	125,808
Residential mortgage loans	293,472	(513)	25	(400)	117,101	(17,225)	—	—	392,460
Collateralized loan obligations	6,109	302	(25)	(491)	24,115	(3,183)	2,184	—	29,011
Consumer loans and asset-backed securities backed by consumer loans	199,254	(8,012)	7,555	(7,615)	54,503	(41,181)	—	—	204,504
Corporate debt	8,850	13	87	(280)	6,780	(7,769)	—	—	7,681
Secured notes	11,126	405	—	(466)	—	—	—	—	11,065
Real estate owned	34,339	—	(81)	331	475	(120)	—	—	34,944
Corporate equity investments	44,768	—	487	(377)	—	(5,723)	—	—	39,155
Total investments, at fair value	813,915	(8,816)	8,809	(9,530)	289,178	(110,739)	10,107	(17,260)	975,664
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	2,591	—	(986)	1,307	27	(1,424)	—	—	1,515
Total financial derivatives– assets, at fair value	2,591	—	(986)	1,307	27	(1,424)	—	—	1,515
Total investments and financial derivatives–assets, at fair value	$816,506	$(8,816)	$7,823	$(8,223)	$289,205	$(112,163)	$10,107	$(17,260)	$977,179
Liabilities:
Other secured borrowings, at fair value	$(101,100)	$—	$—	$(358)	$11,889	$—	$—	$—	$(89,569)
Total other secured borrowings, at fair value	$(101,100)	$—	$—	$(358)	$11,889	$—	$—	$—	$(89,569)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2018. For Level 3 financial instruments held by the Company at September 30, 2018, change in net unrealized gain (loss) of $(2.4) million, $(0.1) million, and $(0.4) million, for the three-month period ended September 30, 2018 relate to investments, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At September 30, 2018, the Company transferred $17.3 million of securities from Level 3 to Level 2 and $10.1 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Three-Month Period Ended September 30, 2017

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
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2017, as well as Level 3 financial instruments disposed of by the

Company during the three-month period ended September 30, 2017. For Level 3 financial instruments held by the Company at September 30, 2017, change in net unrealized gain (loss) of $(2.9) million and $(0.6) million for the three-month period ended September 30, 2017 relate to investments and financial derivatives–assets, respectively.
At September 30, 2017, the Company transferred $16.5 million of securities from Level 3 to Level 2 and $7.7 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Nine-Month Period Ended September 30, 2018

(In thousands)	Ending Balance as of December 31, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2018
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,173	$(1,711)	$34	$206	$2,751	$(1,166)	$3,981	$(1,489)	$8,779
Private label residential mortgage-backed securities	101,297	1	2,836	(2,392)	76,816	(43,723)	7,139	(20,700)	121,274
Private label commercial mortgage-backed securities	12,347	(225)	1,815	2,111	1,480	(16,305)	—	(240)	983
Commercial mortgage loans	108,301	545	1,135	971	60,691	(45,835)	—	—	125,808
Residential mortgage loans	182,472	(1,692)	608	(1,319)	266,925	(54,534)	—	—	392,460
Collateralized loan obligations	24,911	345	826	(991)	47,837	(30,309)	—	(13,608)	29,011
Consumer loans and asset-backed securities backed by consumer loans	135,258	(20,864)	8,506	(30)	179,706	(98,072)	—	—	204,504
Corporate debt	23,947	—	235	(709)	7,684	(16,419)	—	(7,057)	7,681
Secured notes	—	497	—	(700)	11,268	—	—	—	11,065
Real estate owned	26,277	—	(527)	945	10,045	(1,796)	—	—	34,944
Corporate equity investments	37,465	—	1,669	3,948	9,078	(13,005)	—	—	39,155
Total investments, at fair value	658,448	(23,104)	17,137	2,040	674,281	(321,164)	11,120	(43,094)	975,664
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	3,140	—	(739)	759	72	(1,717)	—	—	1,515
Total financial derivatives– assets, at fair value	3,140	—	(739)	759	72	(1,717)	—	—	1,515
Total investments and financial derivatives–assets, at fair value	$661,588	$(23,104)	$16,398	$2,799	$674,353	$(322,881)	$11,120	$(43,094)	$977,179
Liabilities:
Other secured borrowings, at fair value	$(125,105)	$—	$—	$840	$34,696	$—	$—	$—	$(89,569)
Total other secured borrowings, at fair value	$(125,105)	$—	$—	$840	$34,696	$—	$—	$—	$(89,569)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2018, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2018. For Level 3 financial instruments held by the Company at September 30, 2018, change in net unrealized gain (loss) of $1.8 million, $(0.6) million, and $0.8 million, for the nine-month period ended September 30, 2018 relate to investments, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At September 30, 2018, the Company transferred $43.1 million of securities from Level 3 to Level 2 and $11.1 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Nine-Month Period Ended September 30, 2017

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,622	$(7,233)	$(515)	$(140)	$3,962	$(153)	$—	$(19,724)	$5,819
Private label residential mortgage-backed securities	90,083	1,672	1,334	7,319	31,117	(37,278)	15,043	(35,642)	73,648
Private label commercial mortgage-backed securities	43,268	574	(3,434)	7,873	2,120	(31,542)	—	(7,227)	11,632
Commercial mortgage loans	61,129	771	416	1,167	31,887	(27,475)	—	—	67,895
Residential mortgage loans	84,290	(196)	1,469	(1,090)	108,356	(29,866)	—	—	162,963
Collateralized loan obligations	44,956	(5,702)	1,477	2,135	52,269	(54,305)	—	(13,912)	26,918
Consumer loans and asset-backed securities backed by consumer loans	107,157	(9,631)	426	(247)	83,138	(64,503)	—	—	116,340
Corporate debt	25,004	236	676	(229)	83,900	(96,679)	—	—	12,908
Real estate owned	3,349	—	424	(246)	25,348	(3,113)	—	—	25,762
Corporate equity investments	29,392	—	1,848	(1,529)	16,416	(8,800)	—	—	37,327
Total investments, at fair value	518,250	(19,509)	4,121	15,013	438,513	(353,714)	15,043	(76,505)	541,212
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,326	—	971	(796)	95	(1,066)	—	—	4,530
Total return swaps	155	—	243	(155)	—	(243)	—	—	—
Warrants	106	—	(100)	(6)	—	—	—	—	—
Total financial derivatives– assets, at fair value	5,587	—	1,114	(957)	95	(1,309)	—	—	4,530
Total investments and financial derivatives–assets, at fair value	$523,837	$(19,509)	$5,235	$14,056	$438,608	$(355,023)	$15,043	$(76,505)	$545,742
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(256)	$—	$(485)	$477	$485	$(428)	$—	$—	$(207)
Total return swaps	(249)	—	(279)	249	291	(12)	—	—	—
Total financial derivatives– liabilities, at fair value	$(505)	$—	$(764)	$726	$776	$(440)	$—	$—	$(207)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2017, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2017. For Level 3 financial instruments held by the Company at September 30, 2017, change in net unrealized gain (loss) of $2.8 million, $(0.8) million, and $49 thousand, for the nine-month period ended September 30, 2017 relate to investments, financial derivatives–assets, and financial derivatives–liabilities, respectively.
At September 30, 2017, the Company transferred $76.5 million of securities from Level 3 to Level 2 and $15.0 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Not included in the disclosures above are the Company's other financial instruments, which are carried at cost and include, Cash, Due from brokers, Due to brokers, Reverse repurchase agreements, Other secured borrowings, and the Company's unsecured long-term debt, or the "Senior Notes," which is reflected on the Consolidated Statement of Assets, Liabilities, and Equity in Senior notes, net. Cash includes cash held in various accounts including an interest bearing overnight account for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; carrying value of these items approximates fair value and such items are considered Level 1 assets and liabilities. The Company's reverse repurchase agreements and Other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements and Other secured borrowings are considered Level 2 assets and liabilities based on the adequacy of the associated collateral and their short term nature. The Company estimates the fair value of the Senior Notes at $85.6 million as of both September 30, 2018 and December 31, 2017. The Senior Notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments.
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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of September 30, 2018 and December 31, 2017:

	As of
(In thousands)	September 30, 2018	December 31, 2017
Assets:
TBA securities, at fair value (Current principal: $294,986 and $118,806, respectively)	$303,552	$123,680
Receivable for securities sold relating to unsettled TBA sales	565,254	460,666
Liabilities:
TBA securities sold short, at fair value (Current principal: -$559,037 and -$442,197, respectively)	$(562,098)	$(460,189)
Payable for securities purchased relating to unsettled TBA purchases	(304,489)	(123,918)
Net short TBA securities, at fair value	(258,546)	(336,509)

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three- and nine-month periods ended September 30, 2018 and 2017 are summarized in the tables below:
Three- and Nine-Month Periods Ended September 30, 2018:

		Three-Month Period Ended September 30, 2018		Nine-Month Period Ended September 30, 2018
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$(986)	$1,307	$(739)	$759
Credit default swaps on asset-backed indices	Credit	(153)	(291)	(2,199)	1,161
Credit default swaps on corporate bond indices	Credit	(1,085)	(247)	(3,322)	2,181
Credit default swaps on corporate bonds	Credit	1,234	(1,031)	4,230	(1,823)
Total return swaps	Equity Market/Credit	32	(1,425)	455	(1,739)
Interest rate swaps	Interest Rate	1,000	1,171	(500)	8,301
Futures	Interest Rate/Currency	729	1,021	1,652	2,002
Forwards	Currency	10	228	(59)	712
Options	Interest Rate/ Equity Market	—	—	(62)	76
Total		$781	$733	$(544)	$11,630

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $5 thousand and $(0.2) million, for the three- and nine-month periods ended September 30, 2018, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $32 thousand and $0.3 million, for the three- and nine-month periods ended September 30, 2018, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Three- and Nine-Month Periods Ended September 30, 2017:

		Three-Month Period Ended September 30, 2017		Nine-Month Period Ended September 30, 2017
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$583	$(577)	$486	$(319)
Credit default swaps on asset-backed indices	Credit	(58)	(522)	(2,514)	(3,132)
Credit default swaps on corporate bond indices	Credit	(975)	(591)	(2,147)	(573)
Credit default swaps on corporate bonds	Credit	(241)	1,837	218	842
Total return swaps	Equity Market/Credit	(293)	1	(1,649)	150
Interest rate swaps	Interest Rates	318	(694)	(262)	(1,492)
Futures	Interest Rates	(152)	147	(331)	183
Forwards	Currency	(4,013)	2,026	(7,357)	1,162
Warrants	Equity Market	—	—	(100)	(6)
Mortgage loan purchase commitments	Interest Rates	—	—	—	31
Options	Credit/Interest Rate/Equity Market	167	26	18	41
Total		$(4,664)	$1,653	$(13,638)	$(3,113)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $(56) thousand and $(68) thousand, for the three- and nine-month periods ended September 30, 2017, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(59) thousand and $(194) thousand, for the three- and nine-month periods ended September 30, 2017, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2018 and the year ended December 31, 2017:

Derivative Type	Nine-Month Period Ended September 30, 2018	Year Ended December 31, 2017
	(In thousands)
Interest rate swaps	$1,100,828	$1,306,853
Credit default swaps	586,350	531,008
Total return swaps	45,612	19,760
Futures	165,494	48,244
Options	114,394	94,415
Forwards	43,107	76,784
Warrants	—	378
Mortgage loan purchase commitments	—	1,585
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of both September 30, 2018 and December 31, 2017, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at September 30, 2018 and December 31, 2017, are summarized below:

Credit Derivatives	September 30, 2018	December 31, 2017
(In thousands)
Fair Value of Written Credit Derivatives, Net	$1,601	$(4,770)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	329	(3,582)
Notional Value of Written Credit Derivatives (2)	133,218	177,588
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(15,517)	(88,400)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at September 30, 2018, implied credit spreads on such contracts ranged between 38.4 and 1,968.2 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2017, implied credit spreads on such contracts ranged between 15.4 and 1,945.7 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.2) million and $(0.4) million as of September 30, 2018 and December 31, 2017, respectively. Estimated points up front on these contracts as of September 30, 2018 ranged between 59.3 and 76.6 points, and as of December 31, 2017 ranged between 51.4 and 71.6 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at September 30, 2018 and December 31, 2017 were $(0.8) million and $(5.5) million, respectively.
6. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. As a result of the sale the Company recognized a realized loss in the amount of $(0.1) million. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. During 2017, at the co-participant's direction, the Acquiror sold the portion of the subordinated notes beneficially owned by the co-participant, and as a result as of both September 30, 2018 and December 31, 2017, the Company's total interest in the Acquiror had increased to approximately 75%. The Company's interest in the Acquiror is accounted for as a beneficial interest and is included on the Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
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
Participation in CLO Transactions
Since June 2017, an affiliate of Ellington sponsored three CLO securitization transactions (the "CLO I Securitization," the "CLO II Securitization," and the "CLO III Securitization"; collectively, the "Ellington-sponsored CLO Securitizations"), collateralized by corporate loans and managed by an affiliate of Ellington (the "CLO Manager"). Ellington, the Company, several other affiliates of Ellington, and, in the case of the CLO II Securitization and the CLO III Securitization, several third parties, participated in the Ellington-sponsored CLO Securitizations (collectively, the "CLO Co-Participants").
Pursuant to each Ellington-sponsored CLO Securitization, a newly formed securitization trust (the "CLO I Issuer," the "CLO II Issuer," and the "CLO III Issuer"; collectively, the "CLO Issuers") issued various classes of notes, which were in turn sold to unrelated third parties and the applicable CLO Co-Participants. The notes issued by each CLO Issuer are backed by the cash flows from the underlying corporate loans (including loans to be purchased during a reinvestment period); these cash flows are applied in accordance with the contractual priority of payments.
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
With respect to each Ellington-sponsored CLO Securitization, the Company subsequently sold a portion of the notes that it had originally purchased. In addition to the Company's remaining investments in these notes, the Company held an approximate 25% ownership interest in the CLO I Risk Retention Vehicle, with a fair value of $5.0 million as of December 31, 2017, which is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments. The Company did not have an ownership interest in the CLO I Risk Retention Vehicle as of September 30, 2018.
Under the Risk Retention Rules, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets. However, in February 2018, the U.S. Court of Appeals for the District of Columbia Circuit, or the "Court of Appeals," ruled that open-market CLO securitizations are exempt from the Risk Retention Rules, as long as certain requirements are met, and in April 2018 the Court of Appeals gave effect to this ruling. As a result, Risk Retention Rules no longer apply to managers of open-market CLOs, and those managers are now permitted to sell the interests in existing open-market CLOs that were originally retained in order to comply with the Risk Retention Rules, as long as those securitizations meet the requirements for exemption. After the decision by the Court of Appeals, the CLO Manager determined that the CLO II Securitization met the requirements for exemption from the Risk Retention Rules and subsequently distributed, in-kind, the subordinated notes held in the CLO II Risk Retention Vehicle to the CLO Co-Participants pro rata based on each CLO Co-Participant's respective ownership percentage of the CLO II Risk Retention Vehicle. The subordinated notes distributed to the Company from the CLO II Risk Retention Vehicle had a face amount of $5.6 million. Such notes had a fair value of $4.9 million as of September 30, 2018 and are included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations and in the table below. The Manager of CLO III Securitization was not required to establish a risk retention vehicle because the transaction closed subsequent to the effectiveness of the ruling by the Court of Appeals.
In August 2018, the CLO I Issuer optionally redeemed all of the notes issued by the CLO I Securitization. Simultaneously with this optional redemption, the CLO I Issuer issued various classes of new notes, which were in turn sold to unrelated third parties and to the applicable CLO Co-Participants ("the Reset CLO I Securitization"). These new notes are backed by the cash flows from the underlying corporate loans (including loans to be purchased during a reinvestment period); these cash flows are applied in accordance with the contractual priority of payments. The CLO Manager determined that the Reset CLO I Securitization met the requirements for exemption from the Risk Retention Rules. As a result, the CLO Manager commenced liquidation of the CLO I Risk Retention Vehicle, and substantially all of the liquidation proceeds have been distributed to the applicable CLO Co-Participants. As of September 30, 2018, the Company has received $5.7 million in liquidation proceeds from the CLO I Risk Retention Vehicle.
While the Company retains credit risk in each of the Ellington-sponsored CLO Securitizations through its beneficial ownership of the most subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets nor does it have the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance.
The following table details the Company’s investments in notes issued by the Ellington-sponsored CLO Securitizations:

CLO Issuer(1)	CLO Pricing Date	CLO Closing Date	Total Face Amount of Notes Issued	Face Amount of Notes Initially Purchased		Aggregate Purchase Price	Notes Held(2) as of
							September 30, 2018		December 31, 2017
			(In thousands)	(In thousands)			(In thousands)
CLO I Issuer(3)(4)	5/17	6/17	$373,550	$36,606	(5)	$35,926	$—		$24,299	(6)
CLO I Issuer(4)	8/18	8/18	461,840	36,579	(5)	25,622	22,109	(6)	—
CLO II Issuer	12/17	1/18	452,800	18,223	(7)	16,621	16,537	(6)	13,395	(6)
CLO III Issuer	6/18	7/18	407,100	35,480	(7)	32,394	22,992	(8)	—

(1)	The Company does not have the power to direct the activities of the CLO Issuers that most significantly impact their economic performance.

(2)	Included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations.

(3)	Excludes the Company's equity investment in the CLO I Risk Retention Vehicle, as discussed above.

(4)	In August 2018, the notes originally issued by the CLO I Issuer in 2017 were fully redeemed, and the CLO I Issuer simultaneously issued new notes in conjunction with this full redemption.

(5)	The Company purchased secured and unsecured subordinated notes.

(6)	Includes secured and unsecured subordinated notes.

(7)	The Company purchased secured senior and secured and unsecured subordinated notes.

(8)	Includes secured senior and secured and unsecured subordinated notes.
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
The following table details the assets and liabilities of the consolidated securitization trust included in the Company’s Consolidated Statement of Assets, Liabilities, and Equity as of September 30, 2018 and December 31, 2017:

	As of
(In thousands)	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$—	$333
Investments, at fair value	94,965	132,424
Interest and dividends receivable	37	—
Liabilities:
Interest and dividends payable	37	333
Other secured borrowings, at fair value	89,569	125,105
7. Borrowings
Secured Borrowings
The Company's secured borrowings consist of reverse repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of September 30, 2018 and December 31, 2017, the Company's total secured borrowings were $1.840 billion and $1.392 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with 21 and 23 counterparties as of September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018, approximately 16% of open reverse repurchase agreements were with one counterparty. As of December 31, 2017, approximately 19% of open reverse repurchase agreements were with one counterparty. As of September 30, 2018 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 1 day to 821 days and from 2 days to 1094 days as of December 31, 2017. Interest rates on the Company's open reverse repurchase agreements ranged from 0.23% to 5.62% as of September 30, 2018 and from (1.25)% to 4.94% as of December 31, 2017.
The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS, Credit assets (which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and U.S. Treasury securities, by remaining maturity as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$209,417	2.21%	15	$287,014	1.43%	15
31-60 Days	428,517	2.28%	46	264,058	1.47%	46
61-90 Days	234,616	2.39%	77	277,950	1.63%	74
91-120 Days	29,135	2.30%	107	—	—%	—
151-180 Days	—	—%	—	602	2.56%	158
Total Agency RMBS	901,685	2.29%	49	829,624	1.51%	44
Credit:
30 Days or Less	26,546	2.55%	5	37,433	2.61%	13
31-60 Days	146,424	3.08%	44	132,201	2.44%	49
61-90 Days	188,582	2.87%	77	130,875	2.75%	77
91-120 Days	125,812	4.14%	102	—	—%	—
121-150 Days	2,593	4.14%	142	8,551	3.79%	128
151-180 Days	26,389	3.81%	164	8,300	3.40%	164
181-360 Days	103,881	4.51%	214	5,090	3.59%	280
> 360 Days	63,396	5.62%	821	56,944	4.94%	1094
Total Credit Assets	683,623	3.68%	165	379,394	3.00%	219
U.S. Treasury Securities:
30 Days or Less	50,731	2.39%	1	297	1.70%	2
Total U.S. Treasury Securities	50,731	2.39%	1	297	1.70%	2
Total	$1,636,039	2.88%	96	$1,209,315	1.98%	99

Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2018 and December 31, 2017, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.93 billion and $1.41 billion, respectively. Collateral transferred under outstanding borrowings as of September 30, 2018 include investments in the amount of $57.5 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $19.6 million and additional securities with a fair value of $0.3 million as of September 30, 2018 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2017 include investments in the amount of $10.6 million that were sold prior to year end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $18.6 million and additional securities with a fair value of $1.3 million as of December 31, 2017 as a result of margin calls from various counterparties.
As of both September 30, 2018 and December 31, 2017, there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility includes a one year revolving period (or earlier following an early amortization event or event of default), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. After the revolving period ends, the facility has a two-year term ending in February 2021. The facility accrues interest on a floating rate basis. As of September 30, 2018, the Company had outstanding borrowings under this facility in the amount of $12.5 million which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity, and the effective interest rate, inclusive of related deferred financing costs, was 4.52%. As of September 30, 2018, the fair value of unsecured loans collateralizing this borrowing was $20.3 million.
In December 2017, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2019 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of September 30, 2018 and December 31, 2017, the Company had outstanding borrowings under this facility in the amount of $101.7 million and $57.9 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity, and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.48% and 4.34% as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the fair value of unsecured loans collateralizing this borrowing was $151.2 million and $89.7 million, respectively.
In November 2017, the Company completed a securitization transaction, as discussed in Note 6, whereby it financed a portfolio of non-QM loans. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s outstanding liability associated with this securitization transaction was $89.6 million and $125.1 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on Company's Consolidated Statement of Assets, Liabilities, and Equity in Other Secured Borrowings, at fair value. The weighted average coupon on the Certificates held by third parties was 2.96% and 2.89% as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the fair value of non-QM loans held in the securitization trust was $95.0 million and $132.4 million, respectively.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of Senior Notes. The total net proceeds to the Company from the issuance of the Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Senior Notes bear an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Senior Notes. Interest on the Senior notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of September 30, 2018 the Company was in compliance with all of its covenants.
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
Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of September 30, 2018:

Year	Reverse Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
2018	$1,284,833	$11,815	$—	$1,296,648
2019	287,810	134,959	—	422,769
2020	63,396	45,307	—	108,703
2021	—	12,520	—	12,520
2022	—	—	86,000	86,000
Total	$1,636,039	$204,601	$86,000	$1,926,640

(1)	Reflects the Company's contractual principal repayment dates.

(2)	Reflects the Company's expected principal repayment dates.
8. Income Taxes
The Company has certain subsidiaries that have elected to be treated as corporations for U.S. federal income tax purposes. As of both September 30, 2018 and December 31, 2017, one such subsidiary had a deferred tax asset, resulting from a net operating loss carryforward, which was fully reserved through a valuation allowance. As of September 30, 2018, the deferred tax asset and the valuation allowance were valued at $5.1 million and $(5.1) million, respectively. As of December 31, 2017, the deferred tax asset and the valuation allowance were valued at 4.0 million and $(4.0) million, respectively.
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

Summary information—For the three-month periods ended September 30, 2018 and 2017, the total base management fee incurred, net of fee rebates, was $1.8 million and $2.2 million, respectively. For the nine-month periods ended September 30, 2018 and 2017, the total base management fee incurred, net of fee rebates, was $5.8 million and $6.9 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2018, there was no Loss Carryforward.
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
Summary information—Total incentive fee incurred for the three- and nine-month periods ended September 30, 2018 was $0.4 million and $0.7 million, respectively. The Company did not accrue an incentive fee for the three- or nine-month periods ended September 30, 2017, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the nine-month periods ended September 30, 2018 and 2017, the Company reimbursed the Manager $5.3 million and $4.1 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
As of September 30, 2018, the mortgage originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date the Company purchases the related residential mortgage loans from the mortgage originator. As of September 30, 2018, there were no advances outstanding. The Company has also entered into three agreements whereby it guarantees the performance of such mortgage originator under third-party borrowing arrangements. See Note 17, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company has investments in participation certificates related to consumer loans titled in the name of a related party of Ellington. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows was $19.8 million and $11.7 million as of September 30, 2018 and December 31, 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the nine-month period ended September 30, 2018, the Company purchased loans under these agreements with an aggregate principal balance of $134.5 million. As of September 30, 2018, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $116.0 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $180.7 million and $114.5 million as of September 30, 2018 and December 31, 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.

The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, was $394.2 million and $183.1 million as of September 30, 2018 and December 31, 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are held in a consolidated subsidiary of the Company. As of September 30, 2018, the aggregate fair value of these loans was $24.9 million and the non-controlling interests held by the unrelated third party and the various Ellington affiliates were $2.1 million and $6.2 million, respectively. As of December 31, 2017, the aggregate fair value of these loans was $27.9 million and the non-controlling interests held by the unrelated third party and an Ellington affiliate were $1.8 million and $5.3 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans with other investors, including unrelated third parties and affiliates of Ellington. Each co-investor has an interest in a limited liability company that holds the loans. As of September 30, 2018 the Company's ownership percentage of the jointly owned limited liability company was approximately 17% and had a fair value of $1.1 million, which is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
The Company is also a co-investor, together with other affiliates of Ellington, in the parent of an entity (the "Issuing Entity"), that holds a call right to a securitization. The Issuing Entity issued notes to the Company and its affiliates, and to an unrelated third party. As of September 30, 2018 the notes held by the Company had a fair value of $11.1 million, which are included on the Company's Consolidated Condensed Schedule of Investments in Secured Notes.
Participation in Multi-Borrower Financing Facility
The Company is a co-participant in an agreement with certain other entities managed by Ellington (the "Affiliated Entities") in order to facilitate the financing of certain small balance commercial mortgage loans and REO owned by the Company and the Affiliated Entities, respectively (the "SBC Assets").
In connection with the financing of the SBC Assets under a reverse repurchase agreement, each of the Company and the Affiliated Entities transferred their respective SBC Assets to a jointly owned entity (the "Jointly Owned Entity"). While the Company's SBC Assets were transferred to the Jointly Owned Entity, the Company's SBC Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its SBC Assets. As of September 30, 2018 and December 31, 2017, the Jointly Owned Entity has outstanding issued debt under the reverse repurchase agreement in the amount of $137.1 million and $106.6 million, respectively. The Company's portion of this debt as of September 30, 2018 and December 31, 2017 was $63.4 million and $56.9 million, respectively, and is included under the caption Reverse repurchase agreements on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent that there is a default under the reverse repurchase agreement, all of the assets of the Jointly Owned Entity, including those beneficially owned by any non-defaulting owners of the Jointly Owned Entity, could be used to satisfy the outstanding obligations under the reverse repurchase agreement. As of September 30, 2018, no party to the reverse repurchase agreement was in default. In connection with this financing as of December 31, 2017 there was a receivable from the Jointly Owned Entity in the amount of $23.4 million, which is included in Other assets on the Company's Consolidated Statement of Assets, Liabilities, and Equity. There was no receivable from the Jointly Owned Entity as of September 30, 2018.
Multi-Seller Consumer Loan Securitization
In December 2016, in order to facilitate the financing of the Company's share of the subordinated note held by the Acquiror, the Company entered into a repurchase agreement with the Acquiror (the "Acquiror Repurchase Agreement") whereby the Company's share of the subordinated note held by the Acquiror was transferred to the Company as collateral under the Acquiror Repurchase Agreement. The Company then re-hypothecated this collateral to a third-party lending institution pursuant to a reverse repurchase agreement (the "Reverse Agreement"). The Acquiror Repurchase Agreement is included on the Company's Consolidated Statement of Assets, Liabilities and Equity under the caption, Repurchase agreements, at fair value and on its Consolidated Condensed Schedule of Investments. The Company's obligation under the Reverse Agreement is included on its Consolidated Statement of Assets, Liabilities and Equity under the caption, Reverse repurchase agreements. As of September 30, 2018 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $5.7 million and the fair value of the related collateral was $9.4 million. As of December 31, 2017 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $5.7 million and the fair value of the related collateral was $9.4 million. See Note 6 for details of the Company's participation in the multi-seller consumer loan securitization.
Participation in CLO Transactions
As discussed in Note 6, the Company participated in various CLO securitization transactions, all managed by the CLO Manager.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month periods ended September 30, 2018 and 2017, the amount of such fee rebates was $0.4 million and $0.2 million, respectively. For the nine-month periods ended September 30, 2018 and 2017, the amount of such fee rebates was $0.9 million and $0.2 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of September 30, 2018 and December 31, 2017, the Company's loan receivable related to the warehouse facility in operation at such time was in the amount of $1.1 million and $16.9 million, respectively, and is included on the Consolidated Statement of Assets, Liabilities and Equity in Other assets. Each loan receivable from these warehouse facilities is considered a Level 3 asset and its carrying value approximates fair value due to its short term nature and the adequacy of the assets acquired into the warehouse.
In July 2018, the Company purchased two loans from the CLO I Securitization, at the fair market price. The loans purchased by the Company had a face amount of $2.9 million. These loans had a fair value of $2.5 million at September 30, 2018 and are included on the Company's Consolidated Condensed Schedule of Investments in Corporate Debt.
10. Long-Term Incentive Plan Units
LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each unit is convertible into one common share. Costs associated with the LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units issued under the Company's incentive plans for each of the three-month periods ended September 30, 2018 and 2017 was $0.1 million. Total expense associated with LTIP Units issued under the Company's incentive plans for each of the nine-month periods ended September 30, 2018 and 2017 was $0.3 million.
On March 7, 2018, the Company's Board of Directors authorized the issuance of 1,723 LTIP Units to certain of its partially dedicated employees pursuant to the Company's 2017 Equity Incentive Plan. These LTIP Units will vest and become non-forfeitable on March 7, 2019.
On September 12, 2018, the Company's Board of Directors authorized the issuance of 14,440 LTIP Units to certain of its directors pursuant to the Company's 2017 Equity Incentive Plan. These LTIP Units will vest and become non-forfeitable on September 11, 2019.

The below table details on the Company's unvested LTIP Units as of September 30, 2018:

Grant Recipient	Number of LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	14,440	September 12, 2018	September 11, 2019
Partially dedicated employees:
	1,723	March 7, 2018	March 7, 2019
	8,533	December 12, 2017	December 12, 2018
	5,886	December 12, 2017	December 12, 2019
	5,583	December 13, 2016	December 13, 2018
Total unvested LTIP Units at September 30, 2018	36,165

(1)	Date at which such LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the three-month periods ended September 30, 2018 and 2017:

	Three-Month Period Ended September 30, 2018			Three-Month Period Ended September 30, 2017
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (6/30/2018 and 6/30/2017, respectively)	375,000	117,882	492,882	375,000	94,539	469,539
Granted	—	14,440	14,440	—	10,002	10,002
Exercised	—	(3,334)	(3,334)	—	(2,801)	(2,801)
LTIP Units Outstanding (9/30/2018 and 9/30/2017, respectively)	375,000	128,988	503,988	375,000	101,740	476,740
LTIP Units Vested and Outstanding (9/30/2018 and 9/30/2017, respectively)	375,000	92,823	467,823	375,000	71,430	446,430
The following table summarizes issuance and exercise activity of the Company's LTIP Units for the nine-month periods ended September 30, 2018 and 2017:

	Nine-Month Period Ended September 30, 2018			Nine-Month Period Ended September 30, 2017
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (12/31/2017 and 12/31/2016, respectively)	375,000	116,159	491,159	375,000	94,539	469,539
Granted	—	16,163	16,163	—	10,002	10,002
Exercised	—	(3,334)	(3,334)	—	(2,801)	(2,801)
LTIP Units Outstanding (9/30/2018 and 9/30/2017, respectively)	375,000	128,988	503,988	375,000	101,740	476,740
LTIP Units Vested and Outstanding (9/30/2018 and 9/30/2017, respectively)	375,000	92,823	467,823	375,000	71,430	446,430
As of September 30, 2018, there were an aggregate of 1,891,606 common shares underlying awards, including LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
11. Non-controlling Interests
Operating Partnership
Non-controlling interests include the interest in the Operating Partnership owned by an affiliate of the Manager and certain related parties. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. Income allocated to the non-controlling interest is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. OP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As of both September 30, 2018 and

December 31, 2017, non-controlling interest related to the outstanding 212,000 OP Units represented an interest of approximately 0.7% in the Operating Partnership. As of September 30, 2018 and December 31, 2017 non-controlling interest related to the outstanding 212,000 OP Units was $4.1 million and $4.0 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. The subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2018 and December 31, 2017 these joint venture partners' interests in subsidiaries of the Company were $18.6 million and $16.7 million, respectively.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
12. Common Share Capitalization
During the three-month periods ended September 30, 2018 and 2017, the Board of Directors authorized dividends totaling $0.41 per share and $0.45 per share, respectively. Total dividends paid during the three-month periods ended September 30, 2018 and 2017 were $12.7 million and $14.8 million, respectively. During the nine-month periods ended September 30, 2018 and 2017, the Board of Directors authorized dividends totaling $1.23 per share and $1.35 per share, respectively. Total dividends paid during the nine-month periods ended September 30, 2018 and 2017 were $38.2 million and $44.3 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
Common Shares Outstanding (6/30/2018, 6/30/2017, 12/31/2017, and 12/31/2016, respectively)	30,149,880	32,112,697	31,335,938	32,294,703
Share Activity:
Shares repurchased	—	(123,321)	(1,186,058)	(305,327)
Director LTIP Units exercised	3,334	2,801	3,334	2,801
Shares issued in connection with incentive fee payment	1,841	—	1,841	—
Common Shares Outstanding (9/30/2018, 9/30/2017, 9/30/2018, and 9/30/2017, respectively)	30,155,055	31,992,177	30,155,055	31,992,177
If all LTIP and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of September 30, 2018 and 2017, the Company's issued and outstanding common shares would increase to 30,871,043 shares and 32,680,917 shares, respectively.
On June 13, 2018, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the nine-month period ended September 30, 2018, the Company repurchased 1,186,058 shares at an average price per share of $14.83 and a total cost of $17.6 million. As of September 30, 2018, the Company had not repurchased shares under the current share repurchase program.

13. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$6,661	$6,195	$48,892	$26,537
Add: Net increase (decrease) in equity resulting from operations attributable to the participating non-controlling interest(1)	46	41	335	172
Net increase (decrease) in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interest	6,707	6,236	49,227	26,709
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	6,553	6,106	48,111	26,155
Net increase (decrease) in shareholders' equity resulting from operations– LTIP Units	108	89	781	382
Dividends Paid(2):
Common shareholders	(12,362)	(14,451)	(37,285)	(43,416)
LTIP Unit holders	(202)	(211)	(606)	(634)
Non-controlling interest	(87)	(96)	(261)	(286)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interest	(12,651)	(14,758)	(38,152)	(44,336)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(5,809)	(8,345)	10,826	(17,261)
LTIP Unit holders	(94)	(122)	175	(252)
Non-controlling interest	(41)	(55)	74	(114)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interest	$(5,944)	$(8,522)	$11,075	$(17,627)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	30,151,753	32,095,675	30,392,390	32,153,366
Weighted average participating LTIP Units	495,212	471,057	493,257	470,050
Weighted average non-controlling interest units	212,000	212,000	212,000	212,000
Basic earnings per common share:
Distributed	$0.41	$0.45	$1.23	$1.35
Undistributed (Distributed in excess of)	(0.19)	(0.26)	0.35	(0.54)
	$0.22	$0.19	$1.58	$0.81
Diluted earnings per common share:
Distributed	$0.41	$0.45	$1.23	$1.35
Undistributed (Distributed in excess of)	(0.19)	(0.26)	0.35	(0.54)
	$0.22	$0.19	$1.58	$0.81

(1)
For the three-month periods ended September 30, 2018 and 2017, excludes net increase (decrease) in equity resulting from operations of $0.8 million and $0.4 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 11. For the nine-month periods ended September 30, 2018 and 2017, excludes net increase (decrease) in equity resulting from operations of $1.8 million and $1.1 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 11.

(2)	The Company pays quarterly dividends in arrears, so a portion of the dividends paid in each calendar year relate to the prior year's earnings.
14. Counterparty Risk
As of September 30, 2018, investments with an aggregate value of approximately $1.93 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of

$57.5 million that were sold prior to period end but for which such sale had not yet settled as of September 30, 2018.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.93 billion in collateral for various reverse repurchase agreements as of September 30, 2018. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $37.2 million were held in custody at the Bank of New York Mellon Corporation as of September 30, 2018.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	15%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of September 30, 2018:

Dealer	% of Total Due from Brokers
Morgan Stanley	39%
J.P. Morgan Securities LLC	23%
BNP Paribas Securities Corp.	17%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of September 30, 2018:

Dealer	% of Total Receivable for Securities Sold
J.P. Morgan Securities LLC	42%
Bank of America Securities	27%
In addition, the Company held cash and cash equivalents of $53.6 million and $47.2 million as of September 30, 2018 and December 31, 2017, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	September 30, 2018	December 31, 2017
Bank of New York Mellon Corporation	63%	37%
Deutsche Bank Securities	10%	5%
Bank of America Securities	8%	2%
Morgan Stanley Institutional Liquidity Fund—Government Portfolio	5%	—%
BlackRock Liquidity Funds FedFund Portfolio	5%	56%
Goldman Sachs Financial Square Funds—Government Fund	5%	—%
US Bank N.A.	4%	—%
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

The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250	$250
Flow consumer loan purchase and sale agreement	175	175
Total	$425	$425
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
The following tables present information about certain assets and liabilities representing financial instruments as of September 30, 2018 and December 31, 2017. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2018:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$31,338	$(19,749)	$—	$(3,436)	$8,153
Repurchase agreements	160,422	(160,422)	—	—	—
Liabilities
Financial derivatives–liabilities	(27,226)	19,749	—	7,477	—
Reverse repurchase agreements	(1,636,039)	160,422	1,455,968	19,649	—
December 31, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$28,165	$(18,708)	$—	$(1,720)	$7,737
Repurchase agreements	155,949	(155,949)	—	—	—
Liabilities
Financial derivatives–liabilities	(36,273)	18,708	—	17,565	—
Reverse repurchase agreements	(1,209,315)	155,949	1,034,808	18,558	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of September 30, 2018 and December 31, 2017 were $1.93 billion and $1.41 billion, respectively. As of September 30, 2018 and December 31, 2017, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $4.9 million and $6.4 million, respectively. As of September 30, 2018 and December 31, 2017, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $8.9 million and $16.6 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both September 30, 2018 and December 31, 2017, the Company has no liabilities recorded for these agreements.
Commitments and Contingencies Related to Investments in Mortgage Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 9, Related Party Transactions, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage originator. The Company has entered into three agreements whereby it guarantees the performance of this mortgage originator under master repurchase agreements. The Company's maximum guarantees are capped at $40.0 million. As of September 30, 2018 the mortgage originator had $20.6 million outstanding borrowings under these agreements guaranteed by the Company. The Company's obligation under these arrangements are deemed to be guarantees under ASC 460-10 and are carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of both September 30, 2018 and December 31, 2017 the estimated fair value of such guarantees was zero.
18. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
Beginning Shareholders' Equity Per Share (6/30/2018, 6/30/2017, 12/31/2017, and 12/31/2016, respectively)	$19.89	$19.49	$19.15	$19.75
Net Investment Income	0.39	0.25	1.08	0.87
Net Realized/Unrealized Gains (Losses)	(0.14)	(0.05)	0.60	—
Results of Operations Attributable to Equity	0.25	0.20	1.68	0.87
Less: Results of Operations Attributable to Non-controlling Interests	(0.03)	(0.01)	(0.07)	(0.04)
Results of Operations Attributable to Shareholders' Equity(1)	0.22	0.19	1.61	0.83
Dividends Paid to Common Shareholders	(0.41)	(0.45)	(1.23)	(1.35)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.01)	(0.03)	(0.03)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	—	0.02	0.19	0.04
Ending Shareholders' Equity Per Share (9/30/2018, 9/30/2017, 9/30/2018, and 9/30/2017, respectively)(3)	$19.69	$19.24	$19.69	$19.24
Shares Outstanding, end of period	30,155,055	31,992,177	30,155,055	31,992,177

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of September 30, 2018 and 2017, shareholders' equity per share would be $19.37 and $18.96, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
Total Return	1.10%	1.05%	9.43%	4.40%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three-month periods ended September 30, 2018 and 2017, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 5.12% and 0.21%, respectively. For the nine-month periods ended September 30, 2018 and 2017, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 19.37% and 10.52%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)(2)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
Net Investment Income	7.75%	4.95%	7.20%	5.86%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis except for incentive fee expense which is included on a non-annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
Operating expenses, before interest expense and other investment related expenses	(2.70)%	(2.76)%	(2.79)%	(2.80)%
Incentive fee	(0.07)%	—%	(0.12)%	—%
Interest expense and other investment related expenses	(12.97)%	(6.32)%	(11.26)%	(5.69)%
Total Expenses	(15.74)%	(9.08)%	(14.17)%	(8.49)%

(1)	Average equity is calculated using month end values.

(2)	Ratios are annualized except for the incentive fee which is not annualized.
19. Subsequent Events
On October 31, 2018, the Company's Board of Directors approved a dividend for the third quarter of 2018 in the amount of $0.41 per share payable on December 17, 2018 to shareholders of record as of November 30, 2018.

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
We conduct all of our operations and business activities through the Operating Partnership. As of September 30, 2018, we have an ownership interest of approximately 99.3% in the Operating Partnership. The interest of approximately 0.7% not owned by us represents the interest in the Operating Partnership that is owned by an affiliate of our Manager and certain related parties, and is reflected in our financial statements as a non-controlling interest.
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
Through September 30, 2018, our Credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
We also use leverage in our Credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2018, we financed the vast majority of our Agency RMBS assets, and the majority of our Credit assets, through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of reverse repos. In addition to financing assets through reverse repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. In addition, we have obtained term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans through the securitization markets. We have also issued unsecured long-term debt.
As of September 30, 2018, outstanding borrowings under reverse repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Statement of Assets, Liabilities, and Equity) were $1.8 billion. Of our total borrowings outstanding under reverse repos and Total other secured borrowings, approximately 49%, or $901.7 million, relates to our Agency RMBS holdings, as of September 30, 2018. The remaining outstanding borrowings relate to our Credit portfolio and U.S. Treasury securities.
As of September 30, 2018 we also had $86.0 million outstanding of unsecured long-term debt, which matures in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%. See Note 7 of the notes to our consolidated financial statements for further detail on the Senior Notes.
Our debt-to-equity ratio was 3.12 to 1 as of September 30, 2018. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
During the nine-month period ended September 30, 2018 we repurchased 1,186,058 common shares at an average price per share of $14.83 and a total cost of $17.6 million. We did not repurchase any common shares during the three-month period ended September 30, 2018. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
We opportunistically hedge our credit risk, interest rate risk, and foreign currency risk; however, at any point in time we may choose not to hedge all or a portion of these risks, and we will generally not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.
We believe that we have been organized and have operated so that we have qualified to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In connection with the passage of the Tax Cuts and Jobs Act, or "TCJA," in December 2017, which resulted in significant changes to the U.S. tax code, we continue to evaluate potential actions we may take, including possible changes to our structure as a publicly traded partnership. Although we have not completed our analysis or made any final decision, we currently expect, barring any unforeseen impediments, to convert from a publicly traded partnership to a REIT in the first half of 2019. In connection with such a conversion, we would expect to take several steps to help qualify as a REIT, including selling certain non-real-estate-related assets, and moving other non-real-estate-related assets into taxable REIT subsidiaries. A REIT conversion would also be facilitated by exchanging a portion of our existing public senior unsecured notes for private notes issued by one or more of our taxable subsidiaries.
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units were converted into common shares at their respective issuance dates. As of September 30, 2018, our diluted book value per share was $19.37, as compared to $19.57 and $18.85 as of June 30, 2018 and December 31, 2017, respectively. On a diluted basis, the Company's net-asset-value-based total return for the three- and nine-month periods ended September 30, 2018 was 1.09% and 9.42%, respectively. Additionally our diluted net-asset-value-based total return was 198.96% from our inception (August 17, 2007) through September 30, 2018, and our annualized inception-to-date diluted net-asset-value-based total return was 10.35% as of September 30, 2018.
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
.
Retained tranches from securitizations to which we have contributed assets, or participations in the accumulation of the underlying assets by providing capital to the vehicle accumulating assets for such securitization.

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
Trends and Recent Market Developments
Market Overview

•
In September, the U.S. Federal Reserve, or the "Federal Reserve," raised the target range for the federal funds rate by 0.25%, to 2.00%–2.25%, its third rate increase in 2018. LIBOR rates, which drive many of our financing costs, increased in sympathy, with one-month LIBOR increasing 17 basis points to end the third quarter at 2.26%. Three-month LIBOR increased 6 basis points to 2.40%. The spread between one- and three-month LIBOR narrowed to 14 basis points, down from 25 basis points at the end of the prior quarter.

•
In July and October of 2018, the Federal Reserve continued to increase the amount of the tapering of its reinvestments in line with the schedule it laid out in September 2017. The tapering of Agency RMBS purchases increased to $16 billion per month in July and to $20 billion per month in October. The tapering of U.S. Treasury purchases increased to $24 billion per month in July and to $30 billion per month in October.

•
The yield curve flattened for the seventh consecutive quarter: the 2-year U.S. Treasury yield rose 29 basis points to end the third quarter at 2.82%, while the 10-year U.S. Treasury yield increased 20 basis points to 3.06%. The spread between the 2-year and 10-year tightened to just 24 basis points, as compared to 33 basis points at the end of the second quarter and 85 basis points a year ago.

•	Mortgage rates increased in the third quarter, with the Freddie Mac survey 30-year mortgage rate rising 17 basis points to end the quarter at 4.72%.

•
Overall Agency RMBS prepayment rates continued to be muted during the quarter. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, fell 5% quarter over quarter, dropping to its lowest seasonally-adjusted level in more than 17 years.

•	U.S. GDP growth for the second quarter was revised upward to 4.2%, the best quarterly growth rate in GDP since 2014. Total unemployment fell to 3.7% in September 2018, compared to 4.2% a year earlier.
During the third quarter, interest rates continued to rise and the yield curve flattened further, as the short end of the yield curve rose faster than the long end for the fifth consecutive quarter. The Federal Reserve raised rates again in September, citing continued strength of the economy, but this time it removed the word "accommodative" from its monetary stance, which may signal that the Federal Reserve views its current target range for the federal funds rate as having a more neutral, as opposed to stimulative, effect on the economy. During the quarter, the 10-year U.S. Treasury traded within a tight 29-basis point range.

The Federal Reserve also continued to increase the tapering of reinvestments according to schedule, although in October the tapering reached its scheduled cap. Going forward and barring any unforeseen circumstances, the pace of the Federal Reserve's tapering is expected to remain constant as its portfolio runs off. Globally, trade policy actions—both threatened and actual—continued to pose a risk to growth going forward.
Volatility was low in the third quarter, and domestic equities and corporate credit performed well. For the quarter, the S&P 500 Index rose 7.2% while the Bloomberg Barclays U.S. Corporate Bond Investment Grade and High Yield Indices both generated strong total returns. On the other hand, rising rates continued to be a headwind for RMBS, and despite the low volatility, the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index generated a negative return of 12 basis points for the quarter. The Bloomberg Barclays U.S. MBS Agency Fixed Rate Index did, however, generate an excess return (on a duration-adjusted basis) of 17 basis points for the quarter over the Bloomberg Barclays U.S. Treasury Index.
Portfolio Overview and Outlook
As of September 30, 2018, our total long Credit portfolio (excluding corporate credit relative value trading positions, hedges, and other derivatives) was $1.379 billion as compared to $1.224 billion as of June 30, 2018. Excluding tranches of our consolidated non-QM securitization trust that were sold to third parties, our total long Credit Portfolio was $1.289 billion as of September 30, 2018, which was an increase of approximately 15% from $1.123 billion as of June 30, 2018. As of September 30, 2018, our long Agency RMBS portfolio decreased approximately (0.4)% to $944.4 million, from $948.5 million as of June 30, 2018.
Credit Summary

	As of September 30, 2018		As of June 30, 2018
($ in thousands)	Fair Value(1)	% of Total Long Credit Portfolio	Fair Value(1)	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$156,087	11.3%	$210,935	17.2%
CMBS	14,923	1.1%	16,927	1.4%
Commercial Mortgage Loans and Real Estate Owned, or "REO"(3)	160,515	11.6%	139,546	11.4%
Consumer Loans and ABS Backed by Consumer Loans(2)	209,848	15.2%	196,584	16.1%
Corporate Debt and Equity	5,579	0.4%	6,181	0.5%
Debt and Equity Investment in Mortgage-Related Entities	30,171	2.2%	30,823	2.5%
Residential Mortgage Loans and REO	393,846	28.6%	294,366	24.0%
Non-Agency RMBS	180,223	13.1%	156,834	12.8%
Non-Dollar Denominated:
CLO	—	—%	4,670	0.4%
CMBS	16,250	1.2%	16,309	1.3%
Consumer Loans and ABS Backed by Consumer Loans	919	0.1%	8,723	0.7%
Corporate Debt and Equity	11,400	0.8%	11,911	1.0%
RMBS(4)	199,108	14.4%	130,395	10.7%
Total Long Credit	$1,378,869	100.0%	$1,224,204	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, positions related to our corporate credit relative value strategy, or other hedge positions.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.
During the three-month period ended September 30, 2018, the growth of our Credit portfolio primarily came from net purchases in the following strategies: residential mortgage loans and REO, European RMBS, non-Agency RMBS, commercial mortgage loans and REO, and U.S. consumer loans and ABS. During the quarter, we had net sales in the following strategies: U.S. CLO, European consumer loans and ABS, and U.S. CMBS. Similar to prior quarters, we continued to hold a portfolio of more liquid, lower-risk assets, such as certain U.S. non-Agency RMBS and CLO note investments. We believe that these more liquid, lower-risk assets can be sold in a relatively short time period, to redeploy into higher-yielding strategies, and in the meantime these assets provide the opportunity for solid positive carry.
At the end of the third quarter, we held $255.1 million of unsecuritized non-QM mortgages, and reached critical mass for a second securitization. In our CLO securitization strategy, we completed a reset of our first CLO securitization, whereby we extended the remaining reinvestment period, lowered the costs of the liabilities, and improved the capital structure of the CLO. As a result, our projected equity yield on this investment increased significantly going forward. In September 2018, Ellington formed a CLO warehouse for the purpose of accumulating assets for a potential CLO securitization; we are participating in this warehouse for what would be, subject to market conditions, our fourth CLO securitization.
Our Credit portfolio continued to be the primary driver of our earnings. We benefited from strong performance in several of our loan-related strategies, including small balance commercial mortgage loans, consumer loans, and U.S. non-performing loans. Among our securities strategies, non-Agency RMBS, U.S. CMBS, and Ellington-sponsored CLOs performed well.
Our credit hedges reduced profitability in many of our credit strategies, as yield spreads of many credit instruments tightened, including certain high yield corporate and CMBX products where we hold short positions as hedges. The interest rate hedges in our Credit strategy, which currently consist primarily of interest rate swaps, modestly benefited our results as interest rates rose. We had net losses on foreign currency-related transactions and translation, but these were more than offset by net gains on our foreign currency hedges.
In our corporate credit relative value strategy as of September 30, 2018, the market value of our long corporate bonds was $39.0 million, the aggregate market value of our short corporate bonds was $(36.7) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $53.8 million and $(74.4) million, respectively. This strategy generated positive results in the third quarter. As of June 30, 2018 in this strategy, the market value of our long corporate bonds was $65.2 million, the aggregate market value of our short corporate bonds was $(50.2) million, and the aggregate notional amount of our credit default swaps where we were long protection and short protection was $81.8 million and $(122.4) million, respectively.
Agency RMBS Summary

	As of September 30, 2018		As of June 30, 2018
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:(1)
Fixed Rate	$850,453	90.0%	$853,120	89.9%
Floating Rate	5,539	0.6%	6,155	0.7%
Reverse Mortgages	33,050	3.5%	56,371	5.9%
IOs	55,396	5.9%	32,899	3.5%
Total Long Agency RMBS(1)	944,438	100.0%	948,545	100.0%
Net Short TBAs(1)	(258,546)		(301,652)
Net Agency Portfolio	$685,892		$646,893

(1)
Long TBA positions, with a fair value of $303.6 million and $317.0 million, as of September 30, 2018 and June 30, 2018, respectively, are included in Net Short TBAs, and are not included in Long Agency RMBS.

Interest rates rose and Agency RMBS prices declined again during the quarter, which led to net realized and unrealized losses on our portfolio. However, these losses were more than offset by net interest income from the Agency portfolio and gains on our interest rate hedges. Portfolio turnover for our Agency strategy was approximately 8% for the quarter (as measured by sales and excluding paydowns). Our results also modestly benefited from the outperformance of specified pools relative to TBAs during the quarter, driven by weakening TBA dollar rolls. We continued to concentrate our long investments in specified pools and hold net short positions in TBAs as a significant component of our interest rate hedging strategy.
Average pay-ups on our specified pools were 0.59% as of September 30, 2018 down slightly from 0.61% as of June 30, 2018. Pay-ups are price premiums for specified pools relative to their TBA counterparts. As of September 30, 2018, the weighted average coupon on our fixed-rate specified pools was 4.1%.
During the quarter we continued to hedge interest rate risk in our Agency strategy, primarily through the use of short positions in TBAs, and to a lesser extent interest rate swaps and short positions in U.S. Treasury securities and futures. For the quarter, we had total net gains from our interest rate hedges as interest rates increased. In our interest rate hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs increased slightly quarter over quarter relative to other hedging instruments.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2018, June, 30, 2018, March 31, 2018, and December 31, 2017.

	Three-Month Period Ended
	September 30, 2018	June 30, 2018	March 31, 2018(2)	December 31, 2017(2)
Three-Month Constant Prepayment Rates(1)	8.4%	8.3%	7.7%	9.8%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2018 and June 30, 2018:

		September 30, 2018			June 30, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$14,861	$14,692	37	$15,304	$15,225	34
	3.50	54,681	55,024	38	57,920	58,667	36
	4.00	7,085	7,223	62	7,775	7,996	59
	4.50	2,313	2,391	90	2,465	2,564	87
Total 15-year fixed-rate mortgages		78,940	79,330	42	83,464	84,452	39
20-year fixed-rate mortgages:
	4.00	1,575	1,612	59	1,594	1,648	56
	4.50	988	1,030	58	1,000	1,053	55
Total 20-year fixed-rate mortgages		2,563	2,642	59	2,594	2,701	56
30-year fixed-rate mortgages:
	2.50	645	598	59	650	610	56
	3.00	11,838	11,421	38	7,852	7,647	45
	3.28	110	105	75	110	107	72
	3.50	150,332	148,687	25	161,853	161,919	22
	3.75	2,519	2,517	14	2,666	2,688	11
	4.00	317,592	322,804	27	298,580	306,371	26
	4.50	150,892	156,756	29	170,531	178,681	27
	5.00	93,265	98,318	22	76,587	81,298	30
	5.50	22,585	24,100	18	21,579	23,115	16
	6.00	2,943	3,175	62	3,239	3,531	63
Total 30-year fixed-rate mortgages		752,721	768,481	27	743,647	765,967	26
Total fixed-rate Agency RMBS		$834,224	$850,453	28	$829,705	$853,120	27
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 1.4% and 1.8% as of September 30, 2018 and June 30, 2018, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $469.3 million and a fair value of $475.0 million as of September 30, 2018, as compared to a notional value of $473.8 million and a fair value of $483.9 million as of June 30, 2018. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 2.1% and 2.9% as of September 30, 2018 and June 30, 2018, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of September 30, 2018 and June 30, 2018.

	As of
($ in thousands)	September 30, 2018	June 30, 2018
Recourse(1) Borrowings:
Reverse Repurchase Agreements	$1,636,039	$1,421,506
Other Secured Borrowings	12,520	10,990
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,734,559	$1,518,496
Debt-to-Equity Ratio Based on Total Recourse Borrowings	2.81:1	2.48:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.73:1	2.47:1
Non-Recourse(1) Borrowings:
Other Secured Borrowings	$101,670	$84,640
Other Secured Borrowings, at fair value(2)	89,569	101,100
Total Recourse and Non-Recourse Borrowings	$1,925,798	$1,704,236
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	3.12:1	2.78:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	3.04:1	2.77:1

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
As of September 30, 2018, our outstanding borrowings included $86.0 million in aggregate principal amount of unsecured Senior Notes maturing on September 1, 2022. The Senior Notes bear interest at a rate of 5.25% per annum, and interest is payable semi-annually in arrears on March 1 and September 1 of each year. Inclusive of debt issuance costs, the effective interest rate on the Senior Notes is 5.55%.
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
Our debt-to-equity ratio including reverse repo, Total other secured borrowings, and our Senior Notes, increased to 3.04:1, excluding U.S. Treasury securities, as of September 30, 2018, as compared to 2.77:1 as of June 30, 2018, driven primarily by the growth in our Credit portfolio. Our debt-to-equity ratio, excluding the $89.6 million of debt related to our non-QM loan securitization and U.S. Treasury securities, would have been 2.90:1 as of September 30, 2018.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our reverse repo borrowings, Total other secured borrowings, and Senior Notes. For the three-month period ended September 30, 2018 the weighted average cost of funds of our reverse repo borrowings and Total other secured borrowings increased 16 basis points to 2.94%, from 2.78% for the three-month period ended June 30, 2018. The interest rates on our reverse repo borrowings and Total other secured borrowings are based on, or correlated with, LIBOR, and as a result our associated borrowing costs have increased as LIBOR has increased.
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
Recent Accounting Pronouncements
Refer to the notes to our consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(In thousands)	Fair Value	Cost	Fair Value	Cost
Long:
Credit:
Dollar Denominated:
CLO(2)	$156,087	$160,561	$184,569	$189,234
CMBS	14,923	13,995	29,144	31,228
Commercial Mortgage Loans and REO(3)	160,515	158,159	133,987	133,498
Consumer Loans and ABS Backed by Consumer Loans(2)	209,848	218,183	138,202	148,657
Corporate Debt and Equity	44,559	43,250	59,452	59,974
Debt and Equity Investment in Mortgage-Related Entities	30,171	25,314	29,017	28,218
Non-Agency RMBS	180,223	168,399	159,743	146,606
Residential Mortgage Loans and REO	393,846	392,634	183,063	180,682
Non-Dollar Denominated:
CLO	—	—	31,280	28,957
CMBS	16,250	16,774	11,601	10,846
Consumer Loans and ABS Backed by Consumer Loans	919	825	2,749	1,075
Corporate Debt and Equity	11,400	12,165	13,463	13,785
RMBS(4)	199,108	200,416	99,923	95,672
Agency:
Fixed-Rate Specified Pools	850,453	877,590	768,751	774,696
Floating-Rate Specified Pools	5,539	5,684	8,067	8,135
IOs	33,050	34,134	34,150	35,157
Reverse Mortgage Pools	55,396	57,552	60,866	61,460
TBAs	303,552	304,331	123,680	123,874
Government:
Dollar Denominated	4,230	4,257	—	—
Total Long	2,670,069	2,694,223	2,071,707	2,071,754
Repurchase Agreements
Dollar Denominated	140,352	140,352	84,668	84,668
Non-Dollar Denominated	20,070	20,116	71,281	70,441
Total Repurchase Agreements	160,422	160,468	155,949	155,109
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	(60,809)	(60,965)	(91,902)	(91,778)
Agency:
TBAs	(562,098)	(564,232)	(460,189)	(459,953)
Government:
Dollar Denominated	(52,809)	(52,884)	(53,021)	(53,322)
Non-Dollar Denominated	(19,633)	(19,605)	(37,128)	(35,149)
Total Short	(695,349)	(697,686)	(642,240)	(640,202)
Net Total	$2,135,142	$2,157,005	$1,585,416	$1,586,661

(1)	For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments contained in our consolidated financial statements.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.

The following table summarizes our financial derivatives portfolio(1)(2) as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018				As of December 31, 2017
	Notional			Net Fair Value	Notional			Net Fair Value
(In thousands)	Long	Short	Net		Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$7,406	$(21,915)	$(14,509)	$3,860	$7,712	$(34,421)	$(26,709)	$7,553
Total Net Mortgage-Related Derivatives	7,406	(21,915)	(14,509)	3,860	7,712	(34,421)	(26,709)	7,553
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	125,812	(382,120)	(256,308)	(10,013)	169,876	(446,236)	(276,360)	(17,980)
Total Return Swaps on Corporate Equities(3)	—	(18,964)	(18,964)	2	235	(10,317)	(10,082)	—
Total Return Swaps on Corporate Bond Indices(4)	—	(56,140)	(56,140)	(1,740)	—	—	—	—
Total Net Corporate-Related Derivatives	125,812	(457,224)	(331,412)	(11,751)	170,111	(456,553)	(286,442)	(17,980)
Interest Rate-Related Derivatives:
Interest Rate Swaps	319,456	(781,541)	(462,085)	10,220	453,350	(925,644)	(472,294)	3,231
U.S. Treasury Futures(5)	—	(90,900)	(90,900)	1,333	—	(6,800)	(6,800)	45
Eurodollar Futures(6)	—	(133,000)	(133,000)	22	—	—	—	—
Total Interest Rate-Related Derivatives				11,575				3,276
Other Derivatives:
Foreign Currency Forwards(7)	—	(43,736)	(43,736)	239	—	(42,306)	(42,306)	(473)
Foreign Currency Futures(8)	—	(48,710)	(48,710)	184	—	(27,000)	(27,000)	(508)
Other(9)	n/a	n/a	n/a	5	n/a	n/a	n/a	24
Total Net Other Derivatives				428				(957)
Net Total				$4,112				$(8,108)

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of September 30, 2018, derivative assets and derivative liabilities were $31.3 million and $(27.2) million, respectively, for a net fair value of $4.1 million, as reflected in "Net Total" above. As of December 31, 2017, derivative assets and derivative liabilities were $28.2 million and $(36.3) million, respectively, for a net fair value of $(8.1) million, as reflected in "Net Total" above.

(3)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(4)	Notional value represents the number of underlying index units multiplied by the reference price.

(5)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2018 and December 31, 2017 a total of 909 and 68 short U.S. Treasury futures contracts were held, respectively.

(6)	Every $1,000,000 in notional value represents one contract.

(7)
Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract. Long notional value represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(8)
Notional value represents the total face amount of currency futures underlying all contracts held. As of September 30, 2018 and December 31, 2017 a total of 411 and 216 short foreign currency futures contracts were held, respectively.

(9)
As of September 30, 2018 includes interest rate caps and interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate. As of December 31, 2017 includes interest rate caps, equity call options, and interest rate "basis" swaps.

As of September 30, 2018, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $3.7 billion as compared to $3.0 billion as of December 31, 2017. Total liabilities as of September 30, 2018 and December 31, 2017 were $3.1 billion and $2.4 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $2.9 billion and $2.3 billion as of September 30, 2018 and December 31, 2017, respectively, while our investments sold short and financial derivatives included in total liabilities were $722.6 million and $678.5 million as of September 30, 2018 and December 31, 2017, respectively. Investments sold short consist principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of September 30, 2018 and December 31, 2017, we had a net short TBA position of $258.5 million and $336.5 million, respectively.

TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of September 30, 2018, total assets included $303.6 million of TBAs as well as $565.3 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2017, total assets included $123.7 million of TBAs as well as $460.7 million of receivables for securities sold relating to unsettled TBA sales. As of September 30, 2018, total liabilities included $562.1 million of TBAs sold short as well as $304.5 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2017, total liabilities included $460.2 million of TBAs sold short as well as $123.9 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We have entered into reverse repos to finance many of our assets. As of September 30, 2018 and December 31, 2017, indebtedness outstanding on our reverse repos was approximately $1.6 billion and $1.2 billion respectively. As of September 30, 2018, we had total Agency RMBS of $939.7 million financed with reverse repos as compared to $866.1 million as of December 31, 2017. As of September 30, 2018, we had total Credit assets of $936.1 million financed with reverse repos as compared to $542.4 million as of December 31, 2017. As of September 30, 2018 and December 31, 2017 we also had total U.S. Treasury securities of $50.5 million and $0.3 million, respectively, financed with reverse repos. Outstanding indebtedness under reverse repos for Agency RMBS as of September 30, 2018 and December 31, 2017 was $901.7 million and $829.6 million, respectively, while outstanding indebtedness under reverse repos for our Credit portfolio as of September 30, 2018 and December 31, 2017 was $683.6 million and $379.4 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of September 30, 2018 and December 31, 2017 was $50.7 million and $0.3 million, respectively. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of September 30, 2018 we had Total other secured borrowings of $203.8 million, used to finance $266.5 million of non-QM and consumer loans. This compares to Total other secured borrowings of $183.0 million as of December 31, 2017, used to finance $222.1 million of non-QM and consumer loans. In addition to our secured borrowings, we had $86.0 million of unsecured Senior Notes outstanding as of both September 30, 2018 and December 31, 2017.
As of September 30, 2018 and December 31, 2017 our debt-to-equity ratio was 3.12 to one and 2.38 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of September 30, 2018 and December 31, 2017 was 3.04 to one and 2.38 to one, respectively. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of September 30, 2018 and December 31, 2017, our derivative and TBA counterparties posted an aggregate value of approximately $4.6 million and $1.7 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
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
For the nine-month period ended September 30, 2018 and 2017, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $21.5 billion and $17.2 billion, respectively. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed-rate Agency whole pools); (b) TBA roll transactions (as described above) effected to maintain existing TBA short positions; and (c) TBA "sector rotation" transactions whereby a short position in one TBA security is replaced with a short position in a different TBA security. Since we have actively turned over our portfolio of fixed-rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed-rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of September 30, 2018, our equity decreased by approximately $4.3 million to $616.7 million from $621.0 million as of December 31, 2017. This decrease principally consisted of dividends paid of $38.2 million, distributions to joint venture partners of approximately $11.7 million, and payments to repurchase common shares of $17.6 million. These decreases were partially offset by a net increase in equity resulting from operations for the nine-month period ended September 30, 2018 of $51.0 million and an increase related to contributions from our non-controlling interests of approximately $11.9 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $593.8 million as of September 30, 2018.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2018 and 2017
The table below represents the net increase (decrease) in equity resulting from operations for the three- and nine-month periods ended September 30, 2018 and 2017.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(In thousands except per share amounts)	2018	2017	2018	2017
Interest income	$35,300	$21,145	$95,333	$65,819
Other income	1,046	1,232	2,857	3,043
Total investment income	36,346	22,377	98,190	68,862
Expenses:
Base management fee to affiliate (Net of fee rebates of $423, $172, $950, and $172, respectively)	1,830	2,161	5,829	6,942
Incentive fee to affiliate	424	—	715	—
Interest expense	15,678	8,166	40,624	21,794
Other investment related expenses	4,384	1,908	11,107	5,487
Other operating expenses	2,352	2,240	7,004	6,530
Total expenses	24,668	14,475	65,279	40,753
Net investment income	11,678	7,902	32,911	28,109
Net realized and change in net unrealized gain (loss) on investments	(4,821)	(663)	7,980	9,209
Net realized and change in net unrealized gain (loss) on other secured borrowings	(358)	—	840	—
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	652	(900)	7,671	(10,303)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	825	(1,987)	3,285	(6,195)
Net foreign currency gain (loss)	(502)	2,243	(1,706)	6,946
Net increase (decrease) in equity resulting from operations	7,474	6,595	50,981	27,766
Less: Net increase (decrease) in equity resulting from operations attributable to non-controlling interests	813	400	2,089	1,229
Net increase (decrease) in shareholders' equity resulting from operations	$6,661	$6,195	$48,892	$26,537
Net increase (decrease) in shareholders' equity resulting from operations per share	$0.22	$0.19	$1.58	$0.81
Results of Operations for the Three-Month Periods Ended September 30, 2018 and 2017
Summary of Net Increase in Shareholders' Equity from Operations
For the three-month periods ended September 30, 2018 and 2017 we had a net increase in shareholders' equity resulting from operations of $6.7 million and $6.2 million, respectively. The period-over-period increase in our results of operations was primarily due to an increase in net investment income and a reversal in our net realized and unrealized gains and (losses) on our financial derivatives, partially offset by an increase in net realized and unrealized losses on investments. For the three-month period ended September 30, 2018 we had net realized and unrealized gains on our financial derivatives, excluding currency hedges, of $0.7 million as compared to net realized and unrealized losses of $(0.9) million for the three-month period ended September 30, 2017. We also had an increase in net investment income of $3.8 million, period over period. We had net realized and unrealized losses on investments of $(4.8) million for the three-month period ended September 30, 2018 as compared to $(0.7) million for the three-month period ended September 30, 2017. Total return based on changes in "net asset value" or "book value" for our common shares was 1.10% for the three-month period ended September 30, 2018 as compared to 1.05% for the three-month period ended September 30, 2017. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $11.7 million and $7.9 million for the three-month periods ended September 30, 2018 and 2017, respectively. Net investment income consists of interest and other income less total expenses. The period-over-period increase in net investment income was due to an increase in total investment income, principally interest income, partially offset by an increase in expenses, mainly interest expense and other investment related expenses.
Interest Income
Interest income was $35.3 million for the three-month period ended September 30, 2018 as compared to $21.1 million for the three-month period ended September 30, 2017. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was primarily due to an increase in the size of our Credit and Agency portfolios, as well as higher asset yields, for the three-month period ended September 30, 2018, as compared to the three-month period ended September 30, 2017.
For the three-month period ended September 30, 2018, interest income from our Credit portfolio was $25.4 million, as compared to $13.3 million for the three-month period ended September 30, 2017. For the three-month period ended September 30, 2018, interest income from our Agency RMBS was $7.9 million, while for the three-month period ended September 30, 2017, interest income was $5.9 million. The period-over-period increase in interest income from both our Credit and Agency portfolios was primarily due to the larger size of each of the portfolios as well as higher asset yields for the three-month period ended September 30, 2018.
Some of the variability in our interest income and portfolio yields is due to quarterly adjustments to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). We refer to this quarterly adjustment as a "Catch-up Premium Amortization Adjustment." The adjustment is calculated as of the beginning of each quarter based on our then assumptions about cash flows and prepayments, and can vary significantly from quarter to quarter. For the three-month period ended September 30, 2018, we had a negative Catch-up Premium Amortization Adjustment of approximately $0.2 million, which decreased our interest income. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 6.15% for the three-month period ended September 30, 2018. By comparison, for the three-month period ended September 30, 2017 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $0.4 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the three-month period ended September 30, 2017 was 5.32%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2018 and 2017:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2018	$25,367	$1,192,691	8.51%	$7,873	$979,157	3.22%	$33,240	$2,171,848	6.12%
Three-month period ended September 30, 2017	$13,329	$641,402	8.31%	$5,917	$834,363	2.84%	$19,246	$1,475,765	5.22%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the three-month periods ended September 30, 2018 and 2017, base management fee incurred, which is based on total equity at the end of each quarter, was $1.8 million and $2.2 million, respectively, net of fee rebates. During the three-month periods ended September 30, 2018, our Manager credited us with a rebate on our management fee, related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees, of $0.4 million and $0.2 million, respectively. The period-over-period decrease in the base management fee was primarily due to the increase in this fee rebate from our Manager, as well as our smaller capital base in the later period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $15.7 million for the three-month period ended September 30, 2018, as compared to $8.2 million for the three-month period ended September 30, 2017, largely reflecting the increase in borrowings related to the growth of the Credit and Agency portfolios, as well as the additional expense associated with our Senior Notes, which have a higher cost of funds than our other borrowings. Also contributing to the period-over-period increase in our total interest expense was a higher average cost of funds on our secured borrowings, which rose as LIBOR increased. Additionally, the borrowings related to our loan portfolios constituted a larger share of our total borrowings relative to our securities portfolios. Our loan portfolios are generally more expensive to finance than our securities portfolios.
The table below summarizes the components of interest expense for the three-month periods ended September 30, 2018 and 2017.

	For the Three-Month Period Ended
(In thousands)	September 30, 2018	September 30, 2017
Reverse repos and Total other secured borrowings	$12,855	$5,798
Unsecured senior notes (1)	1,195	570
Securities sold short (2)	1,590	1,531
Other (3)	38	267
Total	$15,678	$8,166

(1)	Amount includes the related amortization of debt issuance costs.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on, or correlated with, LIBOR, including reverse repos and Total other secured borrowings, for the three-month periods ended September 30, 2018 and 2017.

	For the Three-Month Period Ended
	September 30, 2018			September 30, 2017
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$761,587	$7,371	3.84%	$315,731	$2,962	3.72%
Agency RMBS	899,659	5,087	2.24%	783,521	2,571	1.30%
Subtotal(1)	1,661,246	12,458	2.98%	1,099,252	5,533	2.00%
Corporate Credit Relative Value Trading Strategy	19,334	117	2.40%	59,347	239	1.60%
U.S. Treasury Securities	54,080	280	2.05%	9,014	26	1.14%
Total	$1,734,660	$12,855	2.94%	$1,167,613	$5,798	1.97%
Average One-Month LIBOR			2.11%			1.23%
Average Six-Month LIBOR			2.53%			1.46%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
As shown in the table above, the secured borrowings in our corporate credit relative value trading strategy have much lower costs of funds than most of our other Credit-related secured borrowings, because this strategy tends to involve more liquid assets, financed for shorter terms, as compared to our other credit strategies. In light of this large difference in borrowing costs, as well as the more short-term nature and varying overall size of our positions in this strategy, we have broken out in the above table the secured borrowings in that strategy from our other Credit-related secured borrowings. Our average cost of funds on our total Credit portfolio, including our corporate credit relative value trading strategy, was 3.80% and 3.39% for the three-month periods ended September 30, 2018 and 2017.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.86% and 1.94% for the three-month periods ended September 30, 2018 and 2017, respectively. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.26% and 3.28% for the three-month periods ended September 30, 2018 and 2017, respectively. If we were to exclude the impact of the Catch-up Premium Amortization Adjustment, our net interest margin for the three-month periods ended September 30, 2018 and 2017 would be 3.29% and 3.38%, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the three-month period ended September 30, 2018 was $0.4 million. No incentive fee was incurred for the three-month period ended September 30, 2017, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended September 30, 2018 and 2017 other investment related expenses were $4.4 million and $1.9 million, respectively. The increase in other investment related expenses was primarily due to an increase in servicing expenses on our loan portfolios, an increase in dividend expense on common stock sold short, and various other expenses related to our residential and commercial mortgage loan and REO portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based long term incentive plan unit, or "LTIP Unit," expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses for the three-month period ended September 30, 2018 were $2.4 million, as compared to $2.2 million for the three-month period ended September 30, 2017. The increase in other operating expenses was primarily due to an increase in professional fees.
Net Realized and Unrealized Gains (Losses) on Investments
During the three-month period ended September 30, 2018, we had net realized and unrealized losses on investments of $(4.8) million, as compared to net realized and unrealized losses on investments of $(0.7) million for the three-month period ended September 30, 2017. Included in our investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, which are used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
Net realized and unrealized losses on investments of $(4.8) million for the three-month period ended September 30, 2018 resulted principally from net realized and unrealized losses on Agency RMBS and UK non-conforming RMBS, partially offset by net realized and unrealized gains on TBAs, CMBS, and small balance commercial mortgage loans.
Net realized and unrealized losses on investments of $(0.7) million for the three-month period ended September 30, 2017 resulted principally from net realized and unrealized losses on CLOs, non-QM mortgage loans, TBAs, consumer loans, and short common stock, partially offset by net realized and unrealized gains on Agency RMBS, U.S. CMBS, European structured products (RMBS and CLOs) as well as European consumer loans, corporate debt, and U.S. Treasury securities.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three-month period ended September 30, 2018, we had net realized and unrealized gains on our financial derivatives of $1.5 million, as compared to net realized and unrealized losses of $(2.9) million for the three-month period ended September 30, 2017. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards and futures, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to corporate credit, credit default swaps on asset-backed indices and individual MBS, and total return swaps.

Net realized and unrealized gains of $1.5 million on our financial derivatives for the three-month period ended September 30, 2018 resulted primarily from net realized and unrealized gains on our interest rate swaps, futures, and CDS on asset-backed securities, partially offset by net realized and unrealized losses on CDS on corporate bond indices and total return swaps. Net realized and unrealized gains on our foreign currency hedges more than offset the net foreign exchange transaction and translation losses. Translation and transaction net losses were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(2.9) million for the three-month period ended September 30, 2017 resulted primarily from net losses on our foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, and interest rate swaps. These net losses were partially offset by net gains on CDS on corporate bonds. Our CDS on corporate bonds include credit hedging positions as well as positions related to our corporate credit relative value trading strategy. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Results of Operations for the Nine-Month Periods Ended September 30, 2018 and 2017
Summary of Net Increase in Shareholders' Equity from Operations
For the nine-month periods ended September 30, 2018 and 2017 we had a net increase in shareholders' equity resulting from operations of $48.9 million and $26.5 million, respectively. The period-over-period increase in our results of operations was primarily due to a reversal in our net realized and unrealized gains and (losses) on our financial derivatives, excluding currency hedges, an increase in net investment income, and an increase in net unrealized gains on other secured borrowings, partially offset by a decrease in net realized and unrealized gains on investments. For the nine-month period ended September 30, 2018 we had net realized and unrealized gains on our financial derivatives, excluding currency hedges, of $7.7 million, as compared to net realized and unrealized losses of $(10.3) million for the nine-month period ended September 30, 2017. We had an increase of $0.8 million of unrealized gains on other secured borrowings for the nine-month period ended September 30, 2018 and we also had an increase in net investment income of $4.8 million, period over period. We had net realized and unrealized gains on investments of $8.0 million for the nine-month period ended June 30, 2018 as compared to $9.2 million for the nine-month period ended September 30, 2017. Total return based on changes in "net asset value" or "book value" for our common shares was 9.43% for the nine-month period ended September 30, 2018, as compared to 4.40% for the nine-month period ended September 30, 2017. Total return on our common shares is calculated based on changes in net asset value per share or book value per share and assumes reinvestment of dividends.
Net Investment Income
Net investment income was $32.9 million and $28.1 million for the nine-month periods ended September 30, 2018 and 2017, respectively. Net investment income consists of interest and other income less total expenses. The period-over-period increase in net investment income was due to an increase in total investment income, principally interest income, which was partially offset by an increase in total expenses, mainly interest expense and other investment related expenses.
Interest Income
Interest income was $95.3 million for the nine-month period ended September 30, 2018 as compared to $65.8 million for the nine-month period ended September 30, 2017. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral. The period-over-period increase in interest income was primarily due to an increase in the size of our Credit portfolio for the nine-month period ended September 30, 2018, as compared to the nine-month period ended September 30, 2017.
For the nine-month period ended September 30, 2018, interest income from our Credit portfolio was $65.6 million, as compared to $39.0 million for the nine-month period ended September 30, 2017. This period-over-period increase was primarily due to the larger size of the Credit portfolio for the nine-month period ended September 30, 2018, partially offset by lower average asset yields on this portfolio. For the nine-month period ended September 30, 2018, interest income from our Agency RMBS was $22.9 million, as compared to $20.9 million for the nine-month period ended September 30, 2017. This period-over-period increase was primarily due to the larger size of the Agency portfolio for the nine-month period ended September 30, 2018, partially offset by lower asset yields and a reversal of the Catch-up Premium Amortization Adjustment. For the nine-month period ended September 30, 2018, we had a negative Catch-up Premium Amortization Adjustment of $0.2 million, which decreased our interest income. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the nine-month period ended September 30, 2018 was 5.82%. By comparison, for the nine-month period ended September 30, 2017 the Catch-up Premium Amortization Adjustment increased interest income by approximately $1.5 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the nine-month period ended September 30, 2017 was 5.39%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2018 and 2017:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2018	$65,595	$1,075,728	8.13%	$22,911	$953,934	3.20%	$88,506	$2,029,662	5.81%
Nine-month period ended September 30, 2017	$38,950	$596,599	8.70%	$20,943	$848,145	3.29%	$59,893	$1,444,744	5.53%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the nine-month periods ended September 30, 2018 and 2017, base management fee incurred, which is based on total equity at the end of each quarter, was $5.8 million and $6.9 million, respectively, net of fee rebates. During the nine-month periods ended September 30, 2018 and 2017, our Manager credited us with rebates on our management fee, related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees, of $0.9 million and $0.2 million, respectively. The period-over-period decrease in the base management fee was primarily due to the period-over-period increase in this fee rebate from our Manager as well as our smaller capital base in the later period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $40.6 million for the nine-month period ended September 30, 2018, as compared to $21.8 million for the nine-month period ended September 30, 2017, largely reflecting the increase in borrowings related to the growth of both the Credit and the Agency portfolios, as well as the additional expense associated with our Senior Notes, which have a higher cost of funds than our other borrowings. Also contributing to the period-over-period increase in our total interest expense was a higher average rate on our secured borrowings, which rose as LIBOR increased.
The table below summarizes the components of interest expense for the nine-month periods ended September 30, 2018 and 2017.

	For the Nine-Month Period Ended
(In thousands)	September 30, 2018	September 30, 2017
Reverse repos and Total other secured borrowings	$32,321	$15,079
Unsecured senior notes (1)	3,585	570
Securities sold short (2)	4,295	4,759
Other (3)	423	1,386
Total	$40,624	$21,794

(1)	Amount includes the related amortization of debt issuance costs.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.

The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on, or correlated with, LIBOR, including reverse repos and Total other secured borrowings, for the nine-month period ended September 30, 2018 and 2017.

	For the Nine-Month Period Ended
	September 30, 2018			September 30, 2017
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$673,942	$18,666	3.70%	$275,624	$7,557	3.67%
Agency RMBS	877,482	13,008	1.98%	794,547	6,653	1.12%
Subtotal(1)	1,551,424	31,674	2.73%	1,070,171	14,210	1.78%
Corporate Credit Relative Value Trading Strategy	18,993	311	2.19%	60,219	677	1.50%
U.S. Treasury Securities	22,626	336	1.99%	31,823	192	0.81%
Total	$1,593,043	$32,321	2.71%	$1,162,213	$15,079	1.73%
Average One-Month LIBOR			1.91%			1.04%
Average Six-Month LIBOR			2.38%			1.42%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
As shown in the table above, the secured borrowings in our corporate credit relative value trading strategy have much lower costs of funds than most of our other Credit-related secured borrowings, because this strategy tends to involve more liquid assets, financed for shorter terms, as compared to our other credit strategies. In light of this large difference in borrowing costs, as well as the more short-term nature and varying overall size of our positions in this strategy, we have broken out in the above table the secured borrowings in that strategy from our other Credit-related secured borrowings. Our average cost of funds on our total Credit portfolio, including our corporate credit relative value trading strategy, was 3.66% and 3.28% for the nine-month periods ended September 30, 2018 and 2017.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.64% for the nine-month period ended September 30, 2018 and increase to 1.76% for the nine-month period ended September 30, 2017. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.17% and 3.77% for the nine-month periods ended September 30, 2018 and 2017, respectively. If we were to exclude the impact of the Catch-up Premium Amortization Adjustment, our net interest margin for the nine-month periods ended September 30, 2018 and 2017 would be 3.18% and 3.63%, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the nine-month period ended September 30, 2018 was $0.7 million. No incentive fee was incurred for the nine-month period ended September 30, 2017, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the nine-month periods ended September 30, 2018 and 2017 other investment related expenses were $11.1 million and $5.5 million, respectively. The increase in other investment related expenses was primarily due to an increase in servicing expenses on our loan portfolios, an increase in dividend expense on common stock sold short, and various other expenses related to our residential and commercial mortgage loan and REO portfolios.

Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based LTIP Unit expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $7.0 million for the nine-month period ended September 30, 2018 as compared to $6.5 million for the nine-month period ended September 30, 2017. The increase in other operating expenses for the nine-month period ended September 30, 2018 was primarily due to an increase in compensation expense and professional fees.
Net Realized and Unrealized Gains (Losses) on Investments
During the nine-month period ended September 30, 2018, we had net realized and unrealized gains on investments of $8.0 million, as compared to net realized and unrealized gains on investments of $9.2 million for the nine-month period ended September 30, 2017. Included in our investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, which are used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
Net realized and unrealized gains on investments of $8.0 million for the nine-month period ended September 30, 2018 resulted principally from net realized and unrealized gains on ABS backed by European consumer loans, TBAs, non-exchange-traded equity investments, CMBS, non-Agency RMBS, U.S. Treasury securities, U.S. consumer loans, exchange-traded equity, and small balance commercial loans and REO, partially offset by net realized and unrealized losses on Agency RMBS and residential mortgage loans.
Net realized and unrealized gains on investments of $9.2 million for the nine-month period ended September 30, 2017 resulted principally from net realized and unrealized gains on European structured products (RMBS, CMBS, and CLOs), U.S. CLOs, non-Agency MBS, small balance commercial and residential mortgage loans, and corporate debt, partially offset by net realized and unrealized losses on Agency RMBS, TBAs, non-QM loans, U.S. consumer loans, and short common stock.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the nine-month period ended September 30, 2018, we had net realized and unrealized gains on our financial derivatives of $11.0 million, as compared to net realized and unrealized losses of $(16.5) million for the nine-month period ended September 30, 2017. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards and futures, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to corporate credit, credit default swaps on asset-backed indices and individual MBS, and total return swaps.
Net realized and unrealized gains of $11.0 million on our financial derivatives for the nine-month period ended September 30, 2018 resulted primarily from net realized and unrealized gains on our interest rate swaps, CDS on corporate bonds, and futures, partially offset by net realized and unrealized losses on total return swaps and credit default swaps on asset-backed and corporate bond indices. Net realized and unrealized gains on our foreign currency hedges more than offset the net foreign exchange transaction and translation losses. Translation and transaction net losses were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(16.5) million for the nine-month period ended September 30, 2017 resulted primarily from net losses on our foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, total return swaps, and interest rate swaps. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency forwards. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
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
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Nine-Month Period Ended September 30, 2018	$1,401,836	$1,636,039
Nine-Month Period Ended September 30, 2017	$1,093,474	$1,029,810
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	September 30, 2018
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$286,694	17.5%
31 - 60 Days	574,941	35.1%
61 - 90 Days	423,198	25.9%
91 - 120 Days	154,947	9.5%
121 - 150 Days	2,593	0.2%
151 - 180 Days	26,389	1.6%
181 - 360 Days	103,881	6.3%
> 360 Days	63,396	3.9%
	$1,636,039	100.0%
Reverse repos involving underlying investments that we sold prior to September 30, 2018, for settlement following September 30, 2018, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a reverse repo lender applies to the market value of an asset serving as collateral for a reverse repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of September 30, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding reverse repo borrowings (excluding reverse repo borrowings related to U.S. Treasury securities) was 26.2% with respect to Credit assets, 5.5% with respect to Agency RMBS assets, and 15.8% overall. As of December 31, 2017 these respective weighted average contractual haircuts were 30.4%, 5.6%, and 15.1%.
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
As of September 30, 2018 and December 31, 2017, we had $1.6 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of September 30, 2018, the remaining terms on our reverse repos ranged from 1 day day to 821 days, with a weighted average remaining term of 96 days. As of December 31, 2017, the remaining terms on our reverse repos ranged from 2 days to 1094 days, with a weighted average remaining term of 99 days. Our reverse repo borrowings were with a total of 21 and 23 counterparties as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 2.88% and 1.98%, respectively. As of September 30, 2018, our reverse repos had interest rates ranging from 0.23% to 5.62%. As of December 31, 2017, our reverse repos had interest rates ranging from (1.25)% to 4.94%. Investments transferred as collateral under reverse repos had an aggregate fair value of $1.9 billion and $1.4 billion as of September 30, 2018 and December 31, 2017, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Although we typically finance the vast majority of our holdings of Agency RMBS, as of September 30, 2018 and December 31, 2017, we held unencumbered Agency pools, on a settlement date basis, in the amount of $0.5 million and $4.5 million, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2018	$1,636,039	$1,534,490	$1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(1)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,026,841	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,178,552	1,205,385
December 31, 2015(2)	1,174,189	1,335,360	1,401,378

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

In addition to our borrowings under reverse repurchase agreements, we have entered into various other types of transactions to finance certain of our non-QM and consumer loans, and commercial mortgage loans and REO; these transactions are accounted for as collateralized borrowings. As of September 30, 2018 and December 31, 2017 we had outstanding borrowings related to such transactions in the amount of $203.8 million and $183.0 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Statement of Assets, Liabilities, and Equity. As of September 30, 2018, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $266.5 million. As of December 31, 2017, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $222.1 million. See Note 7 in the notes to our consolidated financial statements for further information on our other secured borrowings.
As of September 30, 2018, we had $86.0 million outstanding of unsecured Senior Notes, which mature in September 2022. The Senior Notes bear interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The Senior Notes have an effective interest rate, including debt issuance costs, of 5.55%. We may redeem the Senior Notes, at our option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, we may redeem the Senior Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the

Senior Notes to be redeemed, plus accrued and unpaid interest. See Note 7 of the notes to our consolidated financial statements for further detail on the Senior Notes.
As of September 30, 2018, we had an aggregate amount at risk under our reverse repos with 21 counterparties of approximately $310.1 million, and as of December 31, 2017, we had an aggregate amount at risk under our reverse repos with 23 counterparties of approximately $219.3 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2018 and December 31, 2017 does not include approximately $3.9 million and $4.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2018, we had an aggregate amount at risk under our derivative contracts with 12 counterparties of approximately $21.9 million. We also had $7.4 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2017, we had an aggregate amount at risk under our derivatives contracts with 12 counterparties of approximately $30.9 million. We also had $9.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with six counterparties of approximately $3.6 million. As of December 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $53.6 million and $47.2 million as of September 30, 2018 and December 31, 2017, respectively. In 2018, we increased our holdings of certain more liquid, lower-risk assets. We believe that these assets can be sold in a relatively short time period, to redeploy into higher-yielding strategies, and in the meantime these assets provide the opportunity for solid positive carry. As a result of these purchases, our cash and cash equivalents were significantly lower as of September 30, 2018, compared to December 31, 2017.
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
During the nine-month period ended September 30, 2018 we repurchased 1,186,058 common shares at an average price per share of $14.83 and a total cost of $17.6 million. We did not repurchase any common shares during the three-month period ended September 30, 2018. From inception of the current share repurchase program through November 6, 2018, we have repurchased 144,117 common shares at an average price per share of $15.52 and a total cost of $2.2 million.
Additionally we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell common shares from time to time with a maximum aggregate gross offering price of up to $150 million. As of September 30, 2018 we have not yet issued common shares under the ATM program.
We may declare dividends based on, among other things, our earnings, our financial condition, our working capital needs, and new investment opportunities. Dividends are declared and paid on a quarterly basis in arrears. The declaration of dividends to our shareholders and the amount of such dividends are at the discretion of our Board of Directors. During the nine-month period ended September 30, 2018, we paid total dividends in the amount of $38.2 million related to the three-month periods ended December 31, 2017, March 31, 2018, and June 30, 2018. In October 2018, our Board of Directors approved a dividend related to the third quarter of 2018 in the amount of $0.41 per share, or approximately $12.6 million, payable on December 17, 2018 to shareholders of record as of November 30, 2018. During the nine-month period ended September 30, 2017, we paid total dividends in the amount of $44.3 million related to the three-month periods ended December 31, 2016, March 31, 2017, and June 30, 2017.
The following tables set forth the dividend distributions authorized by the Board of Directors payable to shareholders and LTIP Unit holders for the periods indicated below:
Nine-Month Period Ended September 30, 2018

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount		Record Date	Payment Date
First Quarter	$0.41	$12,650		June 1, 2018	June 15, 2018
Second Quarter	$0.41	$12,651		August 31, 2018	September 17, 2018
Third Quarter	$0.41	$12,599	*	November 30, 2018	December 17, 2018
* Estimated
Nine-Month Period Ended September 30, 2017

(In thousands except per share amounts)	Dividend Per Share	Dividend Amount	Record Date	Payment Date
First Quarter	$0.45	$14,757	June 1, 2017	June 15, 2017
Second Quarter	$0.45	$14,757	September 1, 2017	September 15, 2017
Third Quarter	$0.41	$13,300	December 1, 2017	December 15, 2017
For the nine-month period ended September 30, 2018, our operating activities used net cash in the amount of $421.1 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $426.7 million. We received $83.4 million in proceeds from the issuance of Other secured borrowings, and we used $27.1 million for principal payments on Other secured borrowings. Thus our operating activities, when combined with our reverse repo financings, Other secured borrowings (net of repayments), provided net cash of $62.0 million for the nine-month period ended September 30, 2018. In addition, contributions from non-controlling interests provided cash of $11.9 million. We used $38.2 million to pay dividends, $11.7 million for distributions to non-controlling interests (our joint venture partners), and $17.6 million to repurchase common shares. As a result there was an increase in our cash holdings of $6.4 million, from $47.7 million as of December 31, 2017 to $54.0 million as of September 30, 2018.
For the nine-month period ended September 30, 2017, our operating activities used net cash in the amount of $124.2 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) used net cash of $3.8 million. We received proceeds from the issuance of other secured borrowings of $94.9 million and used $21.0 million to pay down principal on other secured borrowings. We also received $85.1 million in proceeds from the issuance of Senior Notes, net of debt issuance costs paid. Thus our operating activities, when combined with our reverse repo financings, other secured borrowings, and the net borrowings related to our Senior Notes, provided net cash of $31.0 million for the nine-month period ended September 30, 2017. In addition, contributions from non-controlling interests provided cash of $14.2 million. We used $44.3 million to pay dividends, $8.2 million for distributions to non-controlling interests (our joint venture partners), and $4.8 million to repurchase common shares. As a result there was an decrease in our cash holdings of $12.1 million from $123.9 million as of December 31, 2016 to $111.8 million as of September 30, 2017.

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
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 6, Note 7, and Note 9 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At September 30, 2018 we have not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2018 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2018, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$9,906	1.61%	$15,983	2.59%	$(13,736)	(2.23)%	$(31,302)	(5.08)%
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	6,564	1.06%	12,956	2.1%	(6,735)	(1.09)%	(13,642)	(2.21)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(12,988)	(2.10)%	(26,437)	(4.29)%	12,530	2.03%	24,603	3.99%
Mortgage-Related Derivatives	10	—%	23	—%	(8)	—%	(15)	—%
Corporate Securities and Derivatives on Corporate Securities	(405)	(0.07)%	(778)	(0.12)%	436	0.07%	904	0.15%
Repurchase Agreements and Reverse Repurchase Agreements	(2,292)	(0.37)%	(4,578)	(0.74)%	2,289	0.37%	4,572	0.74%
Total	$795	0.13%	$(2,831)	(0.46)%	$(5,224)	(0.85)%	$(14,880)	(2.41)%

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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2018 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On September 12, 2018, we granted 3,610 LTIP units to Thomas Robards, 3,610 LTIP units to Ronald I. Simon, Ph.D., 3,610 LTIP units to Edward Resendez, and 3,610 LTIP units to Lisa Mumford, as compensation for serving as directors. These grants were made pursuant to our 2017 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
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

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-Q for the nine-month period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL LLC.
Date:	November 8, 2018	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL LLC.
Date:	November 8, 2018	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-Q for the nine-month period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.