Form 10-K
period 2018-12-31
Ellington Financial Inc.
filed 2019-03-14
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34569
Ellington Financial Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0489289
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
53 Forest Avenue, Old Greenwich, Connecticut 06870
(Address of Principal Executive Offices) (Zip Code)
(203) 698-1200
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common shares held by non-affiliates was $420,571,067 based on the closing price as reported by the New York Stock Exchange on that date.
Number of shares of the Registrant's common stock outstanding as of March 8, 2019: 29,745,776
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III hereof as noted therein.

ELLINGTON FINANCIAL LLC

PART I
Item 1. Business
Except where the context suggests otherwise, references in this Annual Report on Form 10-K to "EFC," "Ellington Financial," "we," "us," and "our" refer to (i) Ellington Financial Inc. and its consolidated subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership," following our conversion to a corporation effective March 1, 2019 (our “corporate conversion”), and (ii) Ellington Financial LLC and its consolidated subsidiaries, including our Operating Partnership, before the corporate conversion. References in this Annual Report on Form 10-K to (1) “common shares” refer to shares of our common stock previously outstanding prior to our corporate conversion and (2) “common shareholders” refer to holders of shares of our common stock prior to our corporate conversion. We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to Ellington and its principals (including family trusts established by its principals) and entities in which 100% of the interests are beneficially owned by the foregoing. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
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
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future operations, business strategies, performance, financial condition, liquidity and prospects, taking into account information currently available to us. These beliefs, assumptions, and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations and strategies may vary materially from those expressed or implied in our forward-looking statements. The following factors are examples of those that could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our securities; market volatility; changes in the prepayment rates on the mortgage loans underlying the securities owned by us for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity; increased rates of default and/or decreased recovery rates on our assets; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the "Investment Company Act"; our ability to qualify and maintain our qualification as a real estate investment trust, or "REIT"; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including the risk factors described under Item 1A of this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected or implied in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time, and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Our Company
We were originally formed as a Delaware limited liability company in July 2007 and commenced operations in August 2007. Through December 31, 2018, we believe we were organized and had operated so that we qualified to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In February 2019, we elected to be taxed as a corporation for U.S. federal income tax purposes effective as of January 1, 2019, and we will elect and intend to qualify to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2019. Effective March 1, 2019, we converted to a Delaware corporation and changed our name to Ellington Financial Inc. We acquire and manage mortgage-related, consumer-related, corporate-related, and other financial assets. Our primary objective is to generate attractive, risk-adjusted total returns for our stockholders by making investments that we believe compensate us appropriately for the risks associated with them. We seek to attain this objective by utilizing an opportunistic strategy. Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below. Subject to maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes, although the allocation of our capital among these targeted asset classes will likely vary from our historical allocations in light of our REIT status. Also, some of these asset classes may be held in taxable REIT subsidiaries, or "TRSs." Finally, certain asset classes we have previously included in our list of targeted asset classes, such as corporate debt and equity and derivatives, are no longer included.

•
residential mortgage-backed securities, or "RMBS," backed by loans for which the principal and interest payments are not guaranteed by a U.S. government agency or a U.S. government-sponsored entity, collectively referred to as "non-Agency RMBS" if issued in the United States;

•	RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS";

•	commercial mortgage-backed securities, or "CMBS," commercial mortgage loans and other commercial real estate debt;

•
residential mortgage loans, including mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans," non-performing and re-performing residential mortgage loans, or "residential NPLs," including "legacy" (i.e. issued before the 2008 financial crisis) NPLs, and residential transition loans;

•	consumer loans and asset-backed securities, or "ABS," backed by consumer loans;

•	collateralized loan obligations, or "CLOs";
•mortgage-related and non-mortgage-related derivatives; and

•	other investments, including strategic investments in companies from which we purchase, or may in the future purchase, targeted assets.
Subject to qualifying and maintaining our qualification as a REIT, we opportunistically utilize derivatives and other hedging instruments to hedge our credit, interest rate, and foreign currency risk.
Our investments in residential and commercial mortgage loans may consist of performing, non-performing, or sub-performing loans. In addition, we may from time to time acquire real property. We also have made, and may in the future make, investments in the debt and/or equity of other entities engaged in loan-related businesses, such as loan originators and mortgage-related entities. In connection with investments in loan originators, we may also enter into flow agreements that will allow us to purchase new loans from the loan originators in which we invest in accordance with the parameters set forth in the applicable flow agreement. We also opportunistically engage in relative value trading strategies, whereby we seek to identify and capitalize on short-term pricing disparities in various equity and/or fixed-income markets. We may also opportunistically acquire and manage other types of mortgage-related and financial assets not listed above, such as mortgage servicing rights, or "MSRs," and credit risk transfer securities, or "CRTs."
Our "credit portfolio," which includes all of our assets other than Agency RMBS, has been the primary driver of our risk and return, and we expect that this will continue in the near to medium term. We also maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector, to help maintain our exclusion from registration as an investment company under the Investment Company Act, and to help qualify and maintain our qualification as a REIT. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will maintain some amount of Agency RMBS. For more information on our targeted assets, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes."
As of December 31, 2018, we believe we were organized and had operated so that we qualified to be treated as a partnership for U.S. federal income tax purposes. Effective January 1, 2019, we will elect and intend to qualify to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2019.
Our Manager and Ellington
We are externally managed and advised by our Manager, an affiliate of Ellington, pursuant to a management agreement. Our Manager was formed solely to serve as our manager and does not have any other clients. In addition, our Manager currently does not have any employees and instead relies on the employees of Ellington to perform its obligations to us. Ellington is an investment management firm and registered investment advisor with a 24-year history of investing in a broad spectrum of mortgage-backed securities, or "MBS," and related derivatives.
The members of our management team include Michael Vranos, founder and Chief Executive Officer of Ellington, who serves as our Co-Chief Investment Officer; Laurence Penn, Vice Chairman and Chief Operating Officer of Ellington, who

serves as our Chief Executive Officer and President and a member of our Board of Directors; Mark Tecotzky, a Managing Director of Ellington, who serves as our Co-Chief Investment Officer; JR Herlihy, a Director of Ellington, who serves as our Chief Financial Officer; Christopher Smernoff, who serves as our Chief Accounting Officer, Daniel Margolis, General Counsel of Ellington, who serves as our General Counsel; Vincent Ambrico, who serves as our Controller; and Jason Frank, Associate General Counsel of Ellington, who serves as our Secretary. Each of these individuals is an officer of our Manager.
Our Manager is responsible for administering our business activities and day-to-day operations and, pursuant to a services agreement between our Manager and Ellington, relies on the resources of Ellington to support our operations. Ellington has well-established portfolio management resources for each of our targeted asset classes and an established infrastructure supporting those resources. Through our relationship with our Manager, we benefit from Ellington's highly analytical investment processes, broad-based deal flow, extensive relationships in the financial community, financial and capital structuring skills, investment surveillance database, and operational expertise. For example, Ellington's analytic approach to the investment process involves collection of substantial amounts of data regarding historical performance of MBS collateral and MBS market transactions. Ellington analyzes this data to identify possible relationships and trends and develops financial models used to support our investment and risk management process. In addition, throughout Ellington's 24-year investing history, it has developed strong relationships with a wide range of dealers and other market participants that provide Ellington access to a broad range of trading opportunities and market information. As a result, Ellington provides us with access to a wide variety of asset acquisition and disposition opportunities and information that assist us in making asset management decisions across our targeted asset classes, which we believe provides us with a significant competitive advantage. We also benefit from Ellington's finance, accounting, operational, legal, compliance, and administrative functions.
As of December 31, 2018, Ellington employed over 150 employees and had assets under management of approximately $7.6 billion, of which approximately $5.8 billion consisted of our company and Ellington Residential Mortgage REIT, a REIT listed on the New York Stock Exchange, or the "NYSE," under the ticker "EARN," that focuses its investment strategy primarily on Agency RMBS, and various hedge funds and other alternative investment vehicles that employ financial leverage, and approximately $1.8 billion consisted of accounts that do not employ financial leverage. The $7.6 billion and $5.8 billion in assets under management include approximately $1.1 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts.
Our Strategy
We utilize an opportunistic strategy to seek to generate attractive, risk-adjusted returns. We pursue value across various types of mortgage-related, consumer-related, corporate-related, and other financial assets, through investments primarily in securities and loans.
Our strategy is adaptable to changing market environments, subject to qualifying and maintaining our qualification as a REIT for U.S. federal income tax purposes and maintaining our exclusion from registration as an investment company under the Investment Company Act. As a result, although we focus on the targeted assets described in the section captioned "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Targeted Asset Classes," our acquisition and management decisions depend on prevailing market conditions and our targeted asset classes may vary over time in response to market conditions. We may engage in a high degree of trading volume as we implement our strategy. Our Manager is authorized to follow very broad investment guidelines and, as a result, we cannot predict our portfolio composition. We expect to hold certain of our targeted assets through one or more domestic TRSs. As a result, a portion of the income from such assets will be subject to U.S. federal corporate income tax. We may change our strategy and policies without a vote of our stockholders. Moreover, although our independent directors may periodically review our investment guidelines and our portfolio, they generally do not review our proposed asset acquisitions or asset management decisions.
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
With respect to loans, we have tended to focus on underserved, niche market segments where inefficiencies exist, and where the segment's size or complexity could present a barrier to entry. Since the financial crisis, capital requirements and other regulations in the banking industry have curtailed bank origination and ownership of certain types of loans, and as a result, capital availability for certain loan products is lower than it was historically, thus creating better opportunities for Ellington to invest in these loan products. Ellington uses its deep network of industry relationships to source new loan investments. These relationships have generated a regular flow of offerings from diversified sources, including flow agreements with certain loan origination partners. By investing opportunistically in both loans and securities, we believe we are able to achieve attractive diversification and can take advantage of relative value across investment classes.
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
In executing our strategies, subject to qualifying and maintaining our qualification as a REIT, we employ a wide variety of hedging instruments and derivative contracts. See "—Risk Management."
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
Ellington has focused investment teams for many of our targeted asset classes. Our asset acquisition process includes sourcing and screening of asset acquisition opportunities, credit analysis, due diligence, structuring, financing, and hedging, each as appropriate, to seek attractive total returns commensurate with our risk tolerance. Our asset acquisition process is also informed by our objective to maintain our exclusion from registration as an investment company under the Investment Company Act, and to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes.
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
Credit Risk Hedging
Subject to qualifying and maintaining our qualification as a REIT, we enter into credit-hedging positions in order to protect against adverse credit events with respect to our credit assets. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both "single-name" instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. We also often opportunistically overlay our credit hedges with certain relative value long/short positions involving the same or similar instruments.
Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies to mitigate such risks, subject to qualifying and maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act. The interest rate hedging instruments that we use and may use in the future include, without limitation:

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
In particular, from time to time we enter into short positions in interest rate swaps to offset the potential adverse effects that changes in interest rates will have on the value of certain of our assets and our financing costs. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically, one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged. Subject to qualifying and maintaining our qualification as a REIT, we may also use interest rate-related instruments to hedge certain non-interest-related risks that we believe are correlated to interest rates. For example, to the extent that we believe that swap spreads (i.e., the difference between interest rate swap yields and U.S. Treasury yields) are correlated to credit spreads, we may take a position in swap spreads to hedge our credit spread risk. We may also opportunistically enter into swap spreads trades, or other interest rate-related trades, for speculative purposes.
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
Our Financing Strategies and Use of Leverage
We finance our assets with what we believe to be a prudent amount of leverage, the level of which varies from time to time based upon the particular characteristics of our portfolio, availability of financing, and market conditions. As of December 31, 2018, the majority of our debt financings consisted of reverse repurchase agreements, or "reverse repos."

Currently, the majority of our reverse repos are collateralized by Agency RMBS; however, we also have reverse repo borrowings that are collateralized by our credit assets, and, from time to time, U.S. Treasury securities. In a reverse repo, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a specified later date at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, reverse repos are accounted for as collateralized borrowings. During the term of a reverse repo, we generally receive the income and other payments distributed with respect to the underlying assets, and pay interest to the counterparty. While the proceeds of our reverse repo financings are often used to purchase the assets subject to the transaction, our financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our reverse repo arrangements are typically documented under the Securities Industry and Financial Markets Association's, or "SIFMA's," standard form master repurchase agreement with the ability for both parties to demand margin (i.e., to demand that the other party post additional collateral or repay a portion of the funds advanced) should the value of the underlying assets and posted collateral change. As the value of our collateral fluctuates, under most of our master repurchase agreements, we and our reverse repo counterparties are required to post additional collateral to each other from time to time as part of the normal course of our business. Our reverse repo financing counterparties generally have the right, to varying degrees, to determine the value of the underlying collateral for margining purposes, subject to the terms and conditions of our agreement with the counterparty.
In addition to using reverse repos to finance many of our assets, we have also entered into securitization transactions, and secured borrowing facilities, to finance other assets. For those secured financings, other than reverse repos, for which the associated transfer of assets is not accounted for as a sale, the associated borrowings are included under the captions Other secured borrowings and Other secured borrowings, at fair value, on our Consolidated Statement of Assets, Liabilities, and Equity. In addition, we have issued senior notes, or "Senior Notes," that are unsecured and are effectively subordinated to our secured indebtedness, to the extent of the value of the collateral securing such indebtedness.
We may utilize other types of borrowings in the future, including more complex financing structures. We also may raise capital by issuing additional debt securities, preferred or common stock, warrants, or other securities.
Our use of leverage, especially in order to increase the amount of assets supported by our capital base, may have the effect of increasing losses when these assets underperform. Our investment policies require no minimum or maximum leverage, and our Manager's investment and risk management committee has the discretion, without the need for further approval by our Board of Directors, to change both our overall leverage and the leverage used for individual asset classes. Because our strategy is flexible, dynamic, and opportunistic, our overall leverage will vary over time. As a result, we do not have a targeted debt-to-equity ratio.
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
If we invest at issuance in the equity of any collateralized debt obligation, or "CDO," that is managed, structured, or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of the Company's independent directors, the base management and incentive fees payable by us to our Manager will be reduced by (or our Manager will otherwise rebate to us) an amount equal to the applicable portion of any such related management, origination, or structuring fees.
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
Base Management Fees, Incentive Fees, and Reimbursement of Expenses
Base Management Fees
Under the management agreement, we pay our Manager a base management fee quarterly in arrears in an amount equal to 1.50% per annum of the equity of the Operating Partnership (calculated in accordance with U.S Generally Accepted Accounting Principles, or "U.S. GAAP") as of the end of each fiscal quarter (before deductions for base management and incentive fees payable with respect to such fiscal quarter), provided that the equity of the Operating Partnership is adjusted to exclude one-time events pursuant to changes in U.S. GAAP, as well as non-cash charges after discussion between our Manager and our independent directors, and approval by a majority of our independent directors in the case of non-cash charges.
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
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common share and operating partnership unit, or "OP Unit," issuances since our inception and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares and OP Units issued in such issuance and the number of days that such issued shares and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares and OP Units at the beginning of such fiscal quarter by (II) the average number of common shares and OP Units outstanding for each day during such fiscal quarter, (iii) the sum of (x) the average number of common shares and long term incentive plan units, or "LTIP Units," outstanding for each day during such fiscal quarter and (y) the average number of OP Units, and limited liability company interests in the Operating Partnership which are designated as LTIP Units, or "OP LTIP Units," outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares, OP LTIP Units and OP Units (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.
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
Term and Termination
The management agreement has a current term that expires on December 31, 2019, and will automatically renew for a one year term on each anniversary date thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Our independent directors review our Manager's performance annually, and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding common shares, based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the fees payable to our Manager are not fair, subject to our Manager's right to prevent a fee-based termination by accepting a mutually acceptable reduction of its fees. In the event we terminate the management agreement without cause or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal and (ii) the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal.
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

Our Manager may terminate the management agreement effective upon 60 days prior written notice of termination to us in the event that we default in the performance or observance of any material term, condition or covenant in the management agreement and the default continues for a period of 30 days after written notice to us specifying the default and requesting that the default be remedied in such 30-day period. In the event our Manager terminates the management agreement due to our default in the performance or observance of any material term, condition, or covenant in the management agreement, we will be required to pay our Manager the termination fee. Our Manager may also terminate the management agreement in the event we become regulated as an investment company under the Investment Company Act, with such termination deemed to occur immediately prior to such event; provided, however, that in the case of such termination, if our Manager was not at fault for our becoming regulated as an investment company under the Investment Company Act, we will be required to pay the termination fee.
Conflicts of Interest; Equitable Allocation of Opportunities
Ellington manages, and expects to continue to manage, other funds, accounts, and vehicles that have strategies that are similar to, or that overlap with, our strategy, including Ellington Residential Mortgage REIT, a REIT listed on the NYSE that focuses its investment strategy primarily on Agency RMBS. As of December 31, 2018, Ellington managed various funds, accounts, and other vehicles that have strategies that are similar to, or that overlap with, our strategy, that have assets under management of approximately $6.8 billion, excluding our assets but including $1.8 billion of accounts that do not employ financial leverage. The $6.8 billion in assets under management include approximately $1.1 billion in Ellington-managed CLOs. For these purposes, the Ellington-managed CLO figure represents the aggregate outstanding balance of CLO notes and market value of CLO equity, excluding any notes and equity held by other Ellington-managed funds and accounts. Ellington makes available to our Manager all opportunities to acquire assets that it determines, in its reasonable and good faith judgment, based on our objectives, policies and strategies, and other relevant factors, are appropriate for us in accordance with Ellington's written investment allocation policy, it being understood that we might not participate in each such opportunity, but will on an overall basis equitably participate with Ellington's other accounts in all such opportunities. Ellington's Investment and Risk Management Committee and its Compliance Committee (headed by its Chief Compliance Officer) are responsible for monitoring the administration of, and facilitating compliance with, Ellington's investment allocation procedures and policies.
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

•
Investment in Other Ellington Accounts—pursuant to our management agreement, if we invest at issuance in the equity of any CDO that is managed, structured, or originated by Ellington or one of its affiliates, or if we invest in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of the Company's independent directors, the base management and incentive fees payable by us to our Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any such management, origination or structuring fees.

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
Competition
In acquiring our assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. Many of our competitors are significantly larger than us, have greater access to capital and other resources, and may have other advantages over us. Our competitors may include other investment vehicles managed by Ellington or its affiliates, including Ellington Residential Mortgage REIT. In addition to existing companies, other companies may be organized for similar purposes in the future, including companies focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common stock. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets, or pay higher prices, than we can.
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

Operating and Regulatory Structure
Tax Requirements
As of December 31, 2018, we believe we were organized and had operated so that we qualified to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, an entity that is treated as a partnership for U.S. federal income tax purposes is not subject to U.S. federal income tax at the entity level, except that, for taxable years beginning after December 31, 2017, a partnership will be required to pay the taxes attributable to an audit assessment, unless the partnership elects to pass through the tax to its partners. Consequently, through our taxable year ended December 31, 2018, holders of our common shares were required to take into account their allocable share of items of our income, gain, loss, deduction, and credit for our taxable year ending within or with their taxable year, regardless of whether we made cash distributions on a current basis with which to pay any resulting tax.
We will elect and intend to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," commencing with our taxable year ended December 31, 2019. Provided that we qualify and maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local, and non-U.S. taxes on our income. For example, any income generated by our domestic TRSs will be subject to U.S. federal, state, and local income tax. Any taxes paid by a TRS will reduce the cash available for distribution to our stockholders.
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
If we or our subsidiaries were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Compliance with the restrictions imposed by the Investment Company Act would require us to make material changes to our strategy which could materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders. Accordingly, to avoid that result, we may be required to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common stock, the sustainability of our business model and our ability to make distributions. See "Risk Factors—Maintenance of our exclusion from registration as an investment company under the Investment Company Act imposes significant limitations on our operations."
Investment Advisers Act of 1940
Both Ellington and our Manager are registered as investment advisers under the Investment Advisers Act of 1940, as amended, and are subject to the regulatory oversight of the Division of Investment Management of the SEC.
Staffing
We have no employees. All of our executive officers, and our dedicated or partially dedicated personnel, which include our Chief Financial Officer, Chief Accounting Officer, controller, accounting staff, in-house legal counsel, internal audit staff, and other personnel providing services to us are employees of Ellington or one or more of its affiliates. See "—Management Agreement" above.
Additional Information
A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our internet website at www.ellingtonfinancial.com. All of these reports are made available on our internet website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also available at www.ellingtonfinancial.com and are available in print to any stockholder upon request in writing to Ellington Financial LLC, c/o Investor Relations, 53 Forest Avenue, Old Greenwich, CT 06870. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.
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
Risks Related To Our Business
Difficult conditions in the mortgage and residential real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest.
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets, and the economy, including inflation, energy costs, unemployment, geopolitical issues, concerns over the creditworthiness of governments worldwide and the stability of the global banking system. In particular, the residential mortgage markets in the U.S. and Europe have experienced a variety of difficulties and challenging economic conditions in the past, including defaults, credit losses, and liquidity concerns. Certain commercial banks, investment banks, insurance companies, and mortgage-related investment vehicles incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted, and may in the future impact, investor perception of the risks associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values for RMBS, other real estate-related securities and various other asset classes in which we may invest have experienced, and may in the future experience, significant volatility. Any deterioration of the mortgage market and investor perception of the risks associated with RMBS, residential mortgage loans, real estate-related securities, and various other assets that we acquire could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac, and Ginnie Mae and the U.S. Government, may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements or even eliminated. The substantial financial assistance provided by the U.S. Government to Fannie Mae and Freddie Mac, especially in the course of their being placed into conservatorship and thereafter, together with the substantial financial assistance provided by the U.S. Government to the mortgage-related operations of other GSEs and government agencies, such as the FHA, VA, and Ginnie Mae, has stirred debate among many federal policymakers over the continued role of the U.S. Government in providing such financial support for the mortgage-related GSEs in particular, and for the mortgage and housing markets in general. Recent media reports have indicated that the Trump administration is supportive of ending the conservatorship of Fannie Mae and Freddie Mac. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs or a material reduction in the roles of the GSEs in the U.S. mortgage market, and it is not possible at this time to predict the scope and nature of the actions that the U.S. Government will ultimately take with respect to these GSEs.

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
The U.S. Government, through the U.S. Treasury, FHA, and the Federal Deposit Insurance Corporation, or "FDIC," has in the past, and may in the future, implement programs designed to provide homeowners with assistance in avoiding mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
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
The U.S. Congress and various state and local legislatures may pass mortgage-related legislation that would affect our business, including legislation that would permit limited assignee liability for certain violations in the mortgage loan origination process, and legislation that would allow judicial modification of loan principal in the event of personal bankruptcy. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business or whether any such legislation will require us to change our practices or make changes in our portfolio in the future. These changes, if required, could materially adversely affect our business, results of operations and financial condition, and our ability to pay dividends to our stockholders, particularly if we make such changes in response to new or amended laws, regulations or ordinances in any state where we acquire a significant portion of our mortgage loans, or if such changes result in us being held responsible for any violations in the mortgage loan origination process.
The existing loan modification programs, together with future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans and/or changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac, or Ginnie Mae, may adversely affect the value of, and the returns on, our assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Non-Agency RMBS are subject to many of the risks of the respective underlying mortgage loans. A residential mortgage loan is typically secured by single-family residential property and is subject to risks of delinquency and foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, unemployment, acts of God, terrorism, social unrest, and civil disturbances, may impair borrowers' abilities to repay their mortgage loans. In periods following home price declines, "strategic defaults" (decisions by borrowers to default on their mortgage loans despite having the ability to pay) also may become more prevalent. In addition, the Tax Cuts and Jobs Act, or “TCJA,” reduced the mortgage interest deduction limit, eliminated the deduction for interest with respect to home equity indebtedness, with certain exceptions, and limited the state and local income and property tax deduction. These changes could reduce home affordability and adversely impact housing prices in certain regions, which could lead to an increase in defaults on mortgage loans underlying many of our investments.
In the event of defaults under mortgage loans backing any of our non-Agency RMBS, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan.
Additionally, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If borrowers default on the mortgage loans backing our non-Agency RMBS and we are unable to recover any resulting loss through the foreclosure process, our business, financial condition and results of operations, and our ability to pay dividends to our stockholders, could be materially adversely affected.
Less stringent underwriting guidelines and the resultant potential for delinquencies or defaults on certain mortgage loans could lead to losses on many of the non-Agency RMBS and non-conforming RMBS we hold.
Many of the non-Agency RMBS in which we invest are collateralized by Alt-A and subprime mortgage loans, which are mortgage loans that were originated using less stringent underwriting guidelines than those used in underwriting prime mortgage loans (mortgage loans that generally conform to Fannie Mae or Freddie Mac underwriting guidelines). In addition, many of our "non-conforming RMBS," which are non-Agency RMBS issued in the United Kingdom, were originated using less stringent underwriting guidelines. These underwriting guidelines were more permissive as to borrower credit history or credit score, borrower debt-to-income ratio, loan-to-value ratio, and/or as to documentation (such as whether and to what extent borrower income was required to be disclosed or verified). In addition, even when specific underwriting guidelines were represented by loan originators as having been used in connection with the origination of mortgage loans, these guidelines were in many cases not followed as a result of aggressive lending practices, fraud (including borrower or appraisal fraud), or other factors. Mortgage loans that were underwritten pursuant to less stringent or looser underwriting guidelines, or that were poorly underwritten to their stated guidelines, have experienced, and should be expected to experience in the future, substantially higher rates of delinquencies, defaults, and foreclosures than those experienced by mortgage loans that were underwritten in a manner more consistent with Fannie Mae or Freddie Mac guidelines. Thus, because of the higher delinquency rates and losses associated with Alt-A and subprime mortgage loans, the performance of RMBS backed by Alt-A and subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is input correctly, "model prices" will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations, and our ability to pay dividends to our stockholders could be materially adversely affected.
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
Our business, financial condition and results of operations, and our ability to pay dividends to our stockholders could be materially adversely affected if our Manager's fair value determinations of these assets were materially different from the values that would exist if a ready market existed for these assets.
We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-Agency RMBS, European assets, securitizations, and whole mortgage loans and loan pools. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our non-Agency RMBS, European assets, securitizations, and whole mortgage loans and loan pools. We rely on the mortgage servicers who service the mortgage loans backing our non-Agency RMBS, our European assets, our securitizations, as well as the mortgage loans and loan pools that we own directly, to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services. These mortgage servicers and other service providers to our non-Agency RMBS, European assets, and securitizations, such as trustees, bond insurance providers, due diligence vendors, and custodians, may not perform in a manner that promotes our interests. In addition, legislation that has been enacted or that may be enacted in order to reduce or prevent foreclosures through, among other things, loan modifications, may reduce the value of mortgage loans backing our non-Agency

RMBS or whole mortgage loans that we acquire. Mortgage servicers may be incentivized by the U.S. federal, state, or local governments to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. In addition to legislation that creates financial incentives for mortgage loan servicers to modify loans and take other actions that are intended to prevent foreclosures, legislation has also been adopted that creates a safe harbor from liability to creditors for servicers that undertake loan modifications and other actions that are intended to prevent foreclosures. Finally, legislation has been adopted that delays the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limit the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the mortgage servicing rights. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a result of these legislative actions, the mortgage loan servicers on which we rely may not perform in our best interests or up to our expectations. If our third-party service providers, including mortgage servicers, do not perform as expected, our business, financial condition and results of operations, and ability to pay dividends to our stockholders may be materially adversely affected.
We rely on mortgage servicers for our loss mitigation efforts, and we also may engage in our own loss mitigation efforts with respect to whole mortgage loans that we own directly. Such loss mitigation efforts may be unsuccessful or not cost effective.
Both default frequency and default severity of mortgage loans are highly dependent on the quality of the mortgage servicer. We depend on the loss mitigation efforts of mortgage servicers and in some cases "special servicers," which are mortgage servicers who specialize in servicing non-performing loans. If mortgage servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers are far less likely to make those payments. In addition, for the whole mortgage loans that we own directly, we may engage in our own loss mitigation efforts over and beyond the efforts of the mortgage servicers, including more hands-on mortgage servicer oversight and management, borrower refinancing solicitations, as well as other efforts. Our and our mortgage servicers' loss mitigation efforts may be unsuccessful in limiting delinquencies, defaults, and losses, or may not be cost effective, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, our ability to accomplish such loss mitigation may be limited by the tax rules governing REITs.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
One of the biggest risks overhanging the non-Agency RMBS and non-conforming RMBS markets has been uncertainty around the timing and ability of servicers to foreclose on defaulted loans, so that they can liquidate the underlying properties and ultimately pass the liquidation proceeds through to RMBS holders. Given the magnitude of the housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers are generally having much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. This leads to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our investments in RMBS and residential whole loans.
To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.
Before making an investment, our Manager may decide to conduct (either directly or using third parties) certain due diligence. There can be no assurance that our Manager will conduct any specific level of due diligence, or that, among other things, our Manager's due diligence processes will uncover all relevant facts or that any purchase will be successful, which could result in losses on these assets, which, in turn, could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Sellers of the mortgage loans that we acquire, or that underlie the non-Agency RMBS or non-conforming RMBS in which we invest, may be unable to repurchase defective mortgage loans, which could have a material adverse effect on the value of our loans, or the loans held by the trust that issued the RMBS, and could cause shortfalls in the payments due on the RMBS or losses on the mortgage loans.
Sellers of mortgage loans that we acquire or that are sold to the trusts that issued the non-Agency RMBS or non-

conforming RMBS in which we invest made various representations and warranties related to the mortgage loans sold by them to us or the trusts that issued the RMBS. If a seller fails to cure a material breach of its representations and warranties with respect to any mortgage loan in a timely manner, then we, or the trustee or the servicer of the loans, may have the right to require that the seller repurchase the defective mortgage loan (or in some cases substitute a performing mortgage loan). It is possible, however, that for financial or other reasons, the seller either may not be capable of repurchasing defective mortgage loans, or may dispute the validity of or otherwise resist its obligation to repurchase defective mortgage loans. The inability or unwillingness of a seller to repurchase defective mortgage loans from us or from a non-Agency RMBS trust or non-conforming RMBS trust in which we invest would likely cause higher rates of delinquencies, defaults, and losses for the mortgage loans we hold, or the mortgage loans backing such non-Agency RMBS or non-conforming RMBS, and ultimately greater losses for our investment in such assets.
Our assets include subordinated and lower-rated securities that generally have greater risk of loss than senior and higher-rated securities.
Certain securities that we acquire are deemed by rating agencies to have substantial vulnerability to default in payment of interest and/or principal. Other securities we acquire have the lowest quality ratings or are unrated. Many securities that we acquire are subordinated in cash flow priority to other more "senior" securities of the same securitization. The exposure to defaults on the underlying mortgages is severely magnified in subordinated securities. Certain subordinated securities ("first loss securities") absorb all losses from default before any other class of securities is at risk. Such securities therefore are considered to be highly speculative investments. Also, the risk of declining real estate values, in particular, is amplified in subordinated RMBS, as are the risks associated with possible changes in the market's perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies. Accordingly, the subordinated and lower-rated (or unrated) securities in which we invest may experience significant price and performance volatility relative to more senior or higher-rated securities, and they are subject to greater risk of loss than more senior or higher-rated securities which, if realized, could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
The adverse effects of prepayments may impact us in various ways. First, particular investments may experience outright losses, as in the case of IOs and IIOs in an environment of faster actual or anticipated prepayments. Second, particular investments may underperform relative to any hedges that our Manager may have constructed for these assets, resulting in a loss to us. In particular, prepayments (at par) may limit the potential upside of many RMBS to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss. Furthermore, to the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding assets, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates our business, financial condition and results of operations, and ability to pay dividends to our stockholders could be materially adversely affected.
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
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of targeted assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of our targeted assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends to our stockholders may be materially and adversely affected.
Interest rate caps on the ARMs and hybrid ARMs that back our RMBS may reduce our net interest margin during periods of rising or high interest rates.
ARMs and hybrid ARMs (i.e., residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and, thereafter, adjust to a fixed increment over a specified interest rate index) are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, our financing costs could increase without limitation while caps could limit the interest we earn on our RMBS backed by ARMs and hybrid ARMs. This problem is magnified for ARMs and hybrid ARMs that are not fully indexed because such periodic interest rate caps prevent the coupon on the security from fully reaching the specified rate in one reset. Further, some ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on RMBS backed by ARMs and hybrid ARMs than necessary to pay interest on our related borrowings. Interest rate caps on RMBS backed by ARMs and hybrid ARMs could reduce our net interest margin if interest rates were to increase beyond the level of the caps, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Residential mortgage loans, including residential NPLs, non-QM loans, and residential transition loans, are subject to increased risks.
We acquire and manage residential mortgage loans. Residential mortgage loans, including residential NPLs, non-QM loans, and residential transition loans, are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring residential mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.
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
If we subsequently resell any whole mortgage loans that we acquire, we would generally be required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements and terms of any securitizations into which we sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against an originating broker or correspondent. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and our cost basis in the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to pay dividends to our stockholders.
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
A portion of our investments currently are, and in the future may be, in the form of commercial and residential whole mortgage loans, including subprime mortgage loans and non-performing and sub-performing mortgage loans, which are subject to increased risks of loss. Such loans may already be, or may become, non-performing or sub-performing for a variety of reasons, including because the underlying property is too highly leveraged or the borrower falls upon financial distress. Such non-performing or sub-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our Manager from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity. In addition, such modifications could affect our compliance with the tests applicable to REITs, including by increasing our distribution requirement.
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
We own assets secured by real estate, we own real estate directly, and may acquire additional real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

•	declines in the value of real estate;

•	acts of God, including earthquakes, floods, wildfires, hurricanes, mudslides, volcanic eruptions and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold;

•	potential liabilities for other legal actions related to property ownership including tort claims; and

•	the potential for uninsured or under-insured property losses.
The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
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
Through the use of leverage, we may acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. For example, by entering into reverse repos with advance rates, or haircut levels, of 5%, we could theoretically leverage capital allocated to Agency RMBS by an asset-to-equity ratio of as much as 20 to 1. A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized.
Although we may from time to time enter into certain contracts with third parties, such as certain financing arrangements with lenders, that may limit our leverage, our governing documents do not specifically limit the amount of leverage that we may use. Leverage can enhance our potential returns but can also exacerbate losses. Even if an asset increases in value, if the asset fails to earn a return that equals or exceeds our cost of borrowing, the leverage will diminish our returns.
Leverage also increases the risk of our being forced to precipitously liquidate our assets. See "—Our lenders and derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms" below.
Our access to financing sources, which may not be available on favorable terms, or at all, may be limited, and this may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We depend upon the availability of adequate capital and financing sources to fund our operations. Our lenders are primarily large global financial institutions, with exposures both to global financial markets and to more localized conditions. In addition to borrowing from large banks, we borrow from smaller non-bank financial institutions as well. Whether because of a subsequent global or local financial crisis or other circumstances, if one or more of our lenders experiences severe financial difficulties, they or other lenders could become unwilling or unable to provide us with financing, could increase the costs of that financing, or could become insolvent, as was the case with Lehman Brothers in 2008. Moreover, we are currently party to short-term borrowings (in the form of reverse repos) and there can be no assurance that we will be able to replace these borrowings, or "roll" them, as they mature on a continuous basis and it may be more difficult for us to obtain debt financing on favorable terms, or at all. In addition, if regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, the financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Consequently, depending on market conditions at the relevant time, we may have to rely on additional equity issuances to meet our capital and financing needs, which may be dilutive to our stockholders, or we may have to rely on less efficient forms of debt financing that consume a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our stockholders, and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

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
In order to generate additional cash for funding new investments, we have securitized, and may in the future seek to securitize, certain of our assets, especially our loan assets. Some securitizations are treated as financing transactions for U.S. GAAP, while others are treated as sales. In a typical securitization, we convey assets to a special purpose vehicle, the issuer, which then issues one or more classes of notes secured by the assets pursuant to the terms of an indenture. To the extent that we retain the most subordinated economic interests in the issuer, we would continue to be exposed to losses on the assets for as long as those retained interests remained outstanding and therefore able to absorb such losses. Furthermore, our retained interests in a securitization could be less liquid than the underlying assets themselves, and may be subject to U.S. Risk Retention Rules (See “—We, Ellington, or its affiliates may be subject to adverse legislative or regulatory changes,” below) and similar European rules. Moreover, even though we might accumulate assets with a view towards possible securitization, we cannot be assured that we will be able to access the securitization market, or be able to do so under favorable terms. The inability to securitize certain segments of our portfolio, especially certain of our loan assets, could hurt our performance and our ability to grow our business.
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
In connection with our securitizations, we generally are required to prepare disclosure documentation for investors, including term sheets and offering memoranda, which contain information regarding the securitization generally, the securities being issued, and the assets being securitized. If our disclosure documentation for a securitization is alleged or found to contain material inaccuracies or omissions, we may be liable under federal securities laws, state securities laws or other applicable laws for damages to the investors in such securitization, we may be required to indemnify the underwriters of the securitization or other parties, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. Such liabilities, expenses, and/or losses could be significant.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. In addition, the U.S. Federal Reserve, or the "Federal Reserve," has been increasing the target range for the federal funds rate since December 2015, and further interest rate increases may occur in the near future.
While we opportunistically hedge our exposure to changes in interest rates, such hedging may be limited by our intention to qualify and remain qualified as a REIT, and we can provide no assurance that our hedges will be successful, or that we will be able to enter into or maintain such hedges. As a result, interest rate fluctuations can cause significant losses, reductions in income, and can limit the cash available to pay dividends to our stockholders.
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as it is based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities (including our derivatives) will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities (including our derivatives) will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities (including derivatives) than LIBOR-based assets and liabilities (including derivatives), increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect (i) the market for, or value of, any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations, or (ii) our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”
Our investments that are denominated in foreign currencies subject us to foreign currency risk, which may adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our investments that are denominated in foreign currencies subject us to foreign currency risk arising from fluctuations in exchange rates between such foreign currencies and the U.S. dollar. While we currently attempt to hedge the vast majority of our foreign currency exposure, subject to qualifying and maintaining our qualification as a REIT, we may not always choose to hedge such exposure, or we may not be able to hedge such exposure. To the extent that we are exposed to foreign currency risk, changes in exchange rates of such foreign currencies to the U.S. dollar may adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our lenders and derivative counterparties may require us to post additional collateral, which may force us to liquidate assets, and if we fail to post sufficient collateral our debts may be accelerated and/or our derivative contracts terminated on unfavorable terms.
Most of our reverse repo agreements and our derivative contracts allow, to varying degrees, our lenders and derivative counterparties (including clearinghouses) to determine an updated market value of our collateral and derivative contracts to reflect current market conditions. If the market value of our collateral or our derivative contracts with a particular lender or derivative counterparty declines in value, we generally will be required by the lender or derivative counterparty to provide additional collateral or repay a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to pay dividends to our stockholders. We receive margin calls from our lenders and derivative counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. In the event we default on our obligation to satisfy these margin calls, our lenders or derivative counterparties can accelerate our indebtedness, terminate our derivative contracts (potentially on unfavorable terms requiring additional payments, including additional fees and costs), increase our borrowing rates, liquidate our collateral, and terminate our ability to borrow. In certain cases, a default on one reverse repo agreement or derivative contract (whether caused by a failure to satisfy margin calls or another event of default) can trigger "cross defaults" on other such agreements. A significant increase in margin calls could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders, and could increase our risk of insolvency.
Hedging against credit events, interest rate changes, foreign currency fluctuations, and other risks may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Subject to qualifying and maintaining our qualification as a REIT and maintaining our exclusion from registration as an investment company under the Investment Company Act, we opportunistically pursue various hedging strategies to seek to reduce our exposure to losses from adverse credit events, interest rate changes, foreign currency fluctuations, and other risks. Hedging against a decline in the values of our portfolio positions does not prevent losses if the values of such positions decline, nor does it eliminate the possibility of fluctuations in the value of our portfolio. Hedging transactions generally will limit the opportunity for gain should the values of our other portfolio positions increase. Further, certain hedging transactions could result in significant losses. Qualification as a REIT may require that we undertake certain hedging activities in a TRS. Our domestic TRSs will be fully subject to U.S. federal, state, and local income tax. Moreover, at any point in time we may choose not to hedge all or a portion of our risks, and we generally will not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge. Even if we do choose to hedge certain risks, for a variety of reasons we generally will not seek to establish a perfect correlation between our hedging instruments and the risks being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activity will vary in scope based on the composition of our portfolio, our market views, and changing market conditions, including the level and volatility of interest rates. When we do choose to hedge, hedging may fail to protect or could materially adversely affect us because, among other things:

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

For these and other reasons, our hedging activity may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Hedging instruments and other derivatives, including some credit default swaps, may not, in many cases, be traded on exchanges, or may not be guaranteed or regulated by any U.S. or foreign governmental authority and involve risks and costs that could result in material losses.
Hedging instruments and other derivatives, including certain types of credit default swaps, involve risk because they may not, in many cases, be traded on exchanges and may not be guaranteed or regulated by any U.S. or foreign governmental authorities. Consequently, for these instruments, there may be less stringent requirements with respect to record keeping and compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Our Manager is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. Furthermore, our Manager has only a limited internal credit function to evaluate the creditworthiness of its counterparties, mainly relying on its experience with such counterparties and their general reputation as participants in these markets. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default under the agreement governing the hedging arrangement. Default by a party with whom we enter into a hedging transaction, such as occurred with Lehman Brothers in 2008, may result in losses and may force us to re-initiate similar hedges with other counterparties at the then-prevailing market levels. Generally we will seek to reserve the right to terminate our hedging transactions upon a counterparty's insolvency, but absent an actual insolvency, we may not be able to terminate a hedging transaction without the consent of the hedging counterparty, and we may not be able to assign or otherwise dispose of a hedging transaction to another counterparty without the consent of both the original hedging counterparty and the potential assignee. If we terminate a hedging transaction, we may not be able to enter into a replacement contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and therefore we may be required to maintain any hedging position until exercise or expiration, which could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In addition, some portion of our hedges are cleared through a central counterparty clearinghouse, or “CCP," which we access through a futures commission merchant, or “FCM.” If an FCM that holds our cleared derivatives account were to become insolvent, the CCP will make an effort to move our futures positions to an alternate FCM, though it is possible that such transfer would fail, which would result in a total cancellation of our positions in the account; in such a case, if we wished to reinstate such hedging positions, we would have to re-initiate such positions with an alternate FCM. In the event of the insolvency of an FCM that holds our cleared over-the-counter derivatives, the rules of the CCP require that its direct members submit bids to take over the portfolio of the FCM, and would further require the CCP to move our existing positions and related margin to an alternate FCM. If this were to occur, we believe that our risk of loss would be limited to the excess equity in the account at the insolvent FCM due to the “legal segregation/operationally commingled” treatment of client assets under the rules governing FCMs in respect of cleared over-the-counter derivatives. In addition, in the case of both futures and cleared over-the-counter derivatives, there could be knock-on effects of our FCM’s insolvency, such as the failure of co-customers of the FCM or other FCMs of the same CCP.  In such cases, there could be a shortfall in the funds available to the CCP due to such additional insolvencies and/or exhaustion of the CCP’s guaranty fund that could lead to total loss of our positions in the FCM account.  Finally, we face a risk of loss (including total cancellation) of positions in the account in the event of fraud by our FCM or other FCMs of the CCP, where ordinary course remedies would not apply.
The U.S. Commodity Futures Trading Commission, or "CFTC," and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Certain of our hedging instruments are regulated by the CFTC and such regulations may adversely impact our ability to enter into such hedging instruments and cause us to incur increased costs.
We enter into interest rate swaps and credit default swaps, or "CDS," on corporations or on corporate indices, or "CDX," to hedge risks associated with our portfolio. Entities entering into such swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the CFTC issued rules regarding such swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the "Dodd-Frank Act."
The rules primarily impact our trading of these instruments in two ways. First, beginning on June 10, 2013, certain newly executed swaps, including many interest rate and credit default swaps, became subject to mandatory clearing through a CCP. It is the intent of the Dodd-Frank Act that, by mandating the clearing of swaps in this manner, swap counterparty risk would not become overly concentrated in any single entity, but rather would be spread and centralized among the CCP and its members. We are not a direct member of any CCP, so we must access the CCPs through a FCM, which acts as intermediary between us and the CCP with respect to all facets of the transaction, including the posting and receipt of required collateral. If we lost access to our FCMs or CCPs, we could potentially be unable to use interest rate swaps and credit default swaps to hedge our risks.
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
In addition to subjecting our swap transactions to greater initial margin requirements and additional transaction fees charged by CCPs, FCMs, and SEFs, our swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Certain actions by the Federal Reserve could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
In September 2012, the Federal Reserve announced a third round of quantitative easing, or "QE3," which was an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing, at the time, an additional $40 billion of Agency RMBS per month until key economic indicators showed sufficient signs of improvement.
Since December 2013, the Federal Reserve announced and completed eight incremental reductions in its purchases of Agency RMBS and U.S. Treasury securities under its accommodative monetary policies, and concluded its QE3 asset buying program at the end of October 2014. The Federal Reserve continued to reinvest principal payments from its U.S. Treasury security and Agency RMBS holdings, but in October 2017 it initiated its balance sheet normalization program, whereby it began tapering asset purchases of both U.S. Treasury securities and Agency RMBS. The amount of tapering of reinvestments increased each quarter thereafter, according to a pre-determined schedule, and the tapering reached its scheduled cap in October 2018. At the January 2019 meeting of the Federal Open Market Committee ("January 2019 FOMC Meeting"), however, the committee indicated that it might alter the pace of the tapering going forward "if future economic conditions were to warrant" such a change. In addition, while the Federal Reserve left interest rates unchanged at the January 2019 FOMC Meeting, it had previously been increasing the target range for the federal funds rate since December 2015, and further interest rate increases may occur in the near future. See "—Increases in interest rates could negatively affect the value of our assets and increase the risk of default on our assets" above. Should the U.S. economy begin to deteriorate, the Federal Reserve could decide to reinstate its asset purchase program or institute other measures designed to reduce interest rates. These measures could impact the shape of the yield curve, lead to increased prepayment rates (resulting from lower long-term interest rates, including mortgage rates), and a narrowing of our net interest margin.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies without notice or stockholder consent, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders.
We may change our investment strategy, investment guidelines, hedging strategy, and asset allocation, operational, and management policies at any time without notice to or consent from our stockholders. As a result, the types or mix of assets, liabilities, or hedging transactions in our portfolio may be different from, and possibly riskier than, the types or mix of assets, liabilities, and hedging transactions that we have historically held, or that are otherwise described in this report. A change in our strategy may increase our exposure to real estate values, interest rates, and other factors. Our Board of Directors determines our investment guidelines and our operational policies, and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization, and dividends or approve transactions that deviate from these policies without a vote of, or notice to, our stockholders. Policy changes could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Although we will elect and intend to qualify to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2019, our Board of Directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, at any time. These changes could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders.
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
We can give no assurances that regulatory inquiries will not result in investigations of us or Ellington or its affiliates, or in enforcement actions, fines or penalties, or the assertion of private litigation claims against us or, Ellington or its affiliates. We believe that the heightened scrutiny of the financial services industry increases the risk of additional inquiries and requests from regulatory or enforcement agencies. In the event regulatory inquiries were to result in investigations, enforcement actions, fines, penalties, or the assertion of private litigation claims against us or Ellington or its affiliates, we, or our Manager's ability to perform its obligations to us under the management agreement between us and our Manager, or Ellington's ability to perform its obligations to our Manager under the services agreement between Ellington and our Manager, could be adversely impacted, which could in turn have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We operate in a highly competitive market.
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks, and residential and commercial finance companies. We may also compete with (i) the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes and (ii) companies that partner with and/or receive financing from the U.S. Government. Many of our competitors are substantially larger and have considerably more favorable access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire, or pay higher prices than we can. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT and in some cases to avoid adverse tax consequences to our stockholders, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an "investment company" or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We are highly dependent on information systems and system failures could significantly disrupt our business, which may, in turn, materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches.
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
Our management objectives and policies do not place a limit on the amount of capital used to support, or the exposure to (by any other measure), any individual asset or any group of assets with similar characteristics or risks. As a result, our portfolio may be concentrated in a small number of assets or may be otherwise undiversified, increasing the risk of loss and the magnitude of potential losses to us and our stockholders if one or more of these assets perform poorly.
For example, our portfolio of mortgage-related assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns or other significant events or developments relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
The lack of liquidity in our assets may materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We acquire assets and other instruments that are not publicly traded, including privately placed RMBS, residential and commercial mortgage loans, CLOs, consumer loans, ABS backed by consumer and commercial assets, distressed corporate debt, and other private investments. As such, these assets may be subject to legal and other restrictions on resale, transfer, pledge or other disposition, or will otherwise be less liquid than publicly traded securities. Other assets that we acquire, while publicly traded, have limited liquidity on account of their complexity, turbulent market conditions, or other factors. In addition, mortgage-related assets from time to time have experienced extended periods of illiquidity, including during times of financial stress (such as during the 2008 financial crisis), which is often the time that liquidity is most needed. Illiquid assets typically experience greater price volatility, because a ready market does not exist, and they can be more difficult to value or sell if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. Furthermore, assets that are illiquid are more difficult to finance, and to the extent that we finance assets that are or become illiquid, we may lose that financing or have it reduced. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We could be subject to liability for potential violations of predatory lending laws, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
Loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high cost loans. Failure of loan originators or servicers to comply with these laws, to the extent any of their loans become part of our assets, could subject us, as an assignee or purchaser of the related loans, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high cost loans for violations of state law. Named defendants in these cases have included assignees or purchasers of certain types of loans we invest in. If the loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
We are exposed to the performance of consumer loans both through the consumer loans that we own directly, and through those consumer loans to which we are exposed indirectly through our ownership of consumer-loan-backed ABS. The ability of borrowers to repay consumer loans may be adversely affected by numerous borrower-specific factors, including unemployment, divorce, major medical expenses or personal bankruptcy. General factors, including an economic downturn, high energy costs or acts of God or terrorism, may also affect the financial stability of borrowers and impair their ability or willingness to repay their loans. Whenever any of our consumer loans defaults, we are at risk of loss to the extent of any deficiency between the liquidation value of the collateral, if any, securing the loan, and the principal and accrued interest of the loan. Many of our consumer loans are unsecured, or are secured by collateral (such as an automobile) that depreciates rapidly; as a result, these loans may be at greater risk of loss than residential real estate loans. Pursuing any remaining deficiency following a default is often difficult or impractical, especially when the borrower has a low credit score, making further substantial collection efforts unwarranted. In addition, repossessing personal property securing a consumer loan can present additional challenges, including locating and taking physical possession of the collateral. We rely on servicers who service these consumer loans, to, among other things, collect principal and interest payments on the loans and perform loss mitigation services, and these servicers may not perform in a manner that promotes our interests. Since we purchase some of our consumer loans and our consumer-loan-backed ABS at a premium to the remaining unpaid principal balance, we may incur a loss when such loans are voluntarily prepaid. There can be no guarantee that we will not suffer unexpected losses on our investments as a result of the factors set out above, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Some of our investments in loan originators and other operating entities include, or may include, debt instruments and/or equity securities of companies that we do not control. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of such company may take risks or otherwise act in a manner that does not serve our interests. The entities in which we invest could be thinly capitalized, highly leveraged, dependent on a small number of key individuals, subject to regulatory concerns, or face other obstacles that could adversely affect the business and results of operations of any such entity. If any of the foregoing were to occur, our investments in these operating entities could be lost in their entirety, and our financial condition, results of operations and cash flow could suffer as a result.
We have invested and may in the future invest in securities in the developing CRT sector that are subject to mortgage credit risk.
We have invested and may in the future invest in credit risk transfer securities, or "CRTs." CRTs are designed to transfer a portion of the mortgage credit risk on a pool of insured or guaranteed mortgage loans from the insurer or guarantor of such loans to CRT investors. In a CRT transaction, interest and/or principal of the CRT is written off following certain credit events, such as delinquencies, defaults, and/or realized losses, on the underlying mortgage pool. To date, the vast majority of CRTs consist of risk sharing transactions issued by the GSEs, namely Fannie Mae's Connecticut Avenue Securities program, or "CAS," and Freddie Mac's Structured Agency Credit Risk program, or "STACR." These securities have historically been structured as unsecured debt of the related GSE, but where the principal payments and principal write-offs are determined by the prepayments, delinquencies, and/or realized losses on a reference pool of mortgage loans guaranteed by such GSE. However, in 2018, Fannie Mae's CAS program began structuring some of its offerings as real estate mortgage investment conduit, or "REMIC," securities. It is anticipated that in the future Fannie Mae and Freddie Mac will issue CRTs with a variety of other structures.
Risks Related to our Relationship with our Manager and Ellington
We cannot assure you that our Manager's past experience will be sufficient to successfully manage our business as a REIT.
Our Manager has limited experience operating REITs. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from maintaining our qualification as a REIT or force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we could incur a loss.
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
We pay our Manager substantial base management fees based on our equity capital (as defined in the management agreement) regardless of the performance of our portfolio. The base management fee takes into account the net issuance proceeds of both common and preferred stock offerings. Our Manager's entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in a lower performance of our portfolio and materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
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
Our Manager is authorized to follow very broad guidelines in pursuing our strategy. While our Board of Directors periodically reviews our guidelines and our portfolio and asset-management decisions, it generally does not review all of our proposed acquisitions, dispositions, and other management decisions. In addition, in conducting periodic reviews, our Board of Directors relies primarily on information provided to them by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets. Poor decisions could have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
We compete with Ellington's other accounts for access to Ellington.
Ellington has sponsored and/or currently manages accounts with a focus that overlaps with our investment focus, and expects to continue to do so in the future. Ellington is not restricted in any way from sponsoring or accepting capital from new accounts, even for investing in asset classes or strategies that are similar to, or overlapping with, our asset classes or strategies. Therefore, we compete for access to the benefits that our relationship with our Manager and Ellington provides us. For the same reasons, the personnel of Ellington and our Manager may be unable to dedicate a substantial portion of their time to managing our assets.
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
There are conflicts of interest in our relationships with our Manager and Ellington, which could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Ellington and our Manager. Currently, all of our executive officers, and one of our directors, are employees of Ellington or one or more of its affiliates. As a result, our Manager and our officers may have conflicts between their duties to us and their duties to, and interests in, Ellington or our Manager. For example, Mr. Penn, our President and Chief Executive Officer and one of our directors, also serves as the President and Chief Executive Officer of, and as a member of the Board of Trustees of, Ellington Residential Mortgage REIT, and as Vice Chairman and Chief Operating Officer of Ellington. Mr. Herlihy, our Chief Financial Officer, also serves as the Chief Operating Officer of Ellington Residential Mortgage REIT, and a Director of Ellington, Mr. Smernoff, our Chief Accounting Officer, also serves as the Chief Financial Officer of Ellington Residential Mortgage REIT, Mr. Tecotzky, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of Ellington Residential Mortgage REIT, and as a Managing Director of Ellington, and Mr. Vranos, our Co-Chief Investment Officer, also serves as the Co-Chief Investment Officer of, and as a member of the Board of Trustees of, Ellington Residential Mortgage REIT, and as Chairman of Ellington.
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
In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board of Directors, one of our directors is also an Ellington employee. Because our Manager earns base management fees that are based on the total amount of our equity capital, and earns incentive fees that are based in part on the total net income that we are able to generate, our Manager may have an incentive to recommend that we issue additional debt or equity securities. See "—Future offerings of debt or equity securities may adversely affect the market price of our securities" below for further discussion of the adverse impact future debt or equity offerings could have on our securities.
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
We, directly or through Ellington, may obtain confidential information about the companies or securities in which we have invested or may invest. If we do possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our Manager's and Ellington's management of other accounts could create a conflict of interest to the extent our Manager or Ellington is aware of material non-public information concerning potential investment decisions. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could therefore materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.
As of December 31, 2018, the Manager Group owned approximately 12.5% of our outstanding common shares and other equity interests convertible into our common shares. In evaluating opportunities for us and other management strategies, this may lead our Manager to emphasize certain asset acquisition, disposition, or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks, or decrease the returns, of your investment.
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
Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on December 31, 2019, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of our outstanding common stock, based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board of Directors that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to the amount of three times the sum of the average annual base management fee and the average annual incentive fee earned by our Manager during the 24-month period immediately preceding the date of notice of termination or non-renewal, calculated as of the end of the most recently completed fiscal quarter prior to the date of notice of termination or non-renewal. These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.
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
If our Manager ceases to be our Manager, including upon non-renewal of our management agreement, or if one or more of our Manager's key personnel ceases to provide services to us, it could constitute an event of default or early termination event under many of our reverse repo or derivative transaction agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement and we are unable to obtain or renew financing or enter into or maintain derivative transactions, our business, financial condition and results of operations, and our ability to pay dividends to our stockholders may be materially adversely affected.
Our Manager's failure to identify and acquire assets that meet our asset criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations, our ability to qualify and maintain our qualification as a REIT, and our ability to pay dividends to our stockholders.
Our ability to achieve our objectives depends on our Manager's ability to identify and acquire assets that meet our asset criteria. Accomplishing our objectives is largely a function of our Manager's structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our stockholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common stock. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations, our ability to qualify and maintain our qualification as a REIT, and our ability to pay dividends to our stockholders.
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
Risks Related to Our Common Stock
The market for our common stock may be limited, which may adversely affect the price at which our common stock trades and make it difficult to sell our common stock.
While our common stock is listed on the NYSE, such listing does not provide any assurance as to:

•	whether the market price of our common stock will reflect our actual financial performance;

•	the liquidity of our common stock;

•	the ability of any holder to sell common stock; or

•	the prices that may be obtained for our common stock.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;

•
changes in our earnings estimates, failure to meet earnings or operating results expectations of public market analysts and investors, or publication of research reports about us or the real estate specialty finance industry;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;

•	repurchases and issuances by us of our common stock;

•	passage of legislation, changes in applicable law, court rulings, enforcement actions, or regulatory developments that adversely affect us or our industry;

•	changes in government policies or changes in timing of implementation of government policies, including with respect to Fannie Mae, Freddie Mac, and Ginnie Mae;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market and economic conditions;

•	our inclusion in, or exclusion from, various stock indices;

•	our operating performance and the performance of other similar companies; and

•	changes in accounting principles.
Future offerings of debt or equity securities may adversely affect the market price of our securities.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, and classes of preferred stock. If we decide to issue additional senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under an indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our then-outstanding securities and could dilute our existing stockholders. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings, including offerings of our common stock or other securities convertible into our common stock, may dilute the holdings of our existing stockholders or reduce the market price of our existing equity securities, or both. We cannot predict the effect, if any, of future sales of our common stock or other securities convertible into our common stock, or the availability of such securities for future sales, on the market price of our common stock Sales of substantial amounts of our common stock or other securities convertible into our common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our securities bear the risk of our future offerings reducing the market price of our securities and, in the case of holders of our equity securities, diluting their holdings.
Our stockholders may not receive dividends or dividends may not grow over time.
We have not established a minimum distribution payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described herein. All dividends will be declared at the discretion of our Board of Directors and will depend on our earnings, our financial condition, and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors is under no obligation or requirement to declare a dividend distribution. We cannot assure you that we will achieve results that will allow us to pay a specified level of dividends or to increase dividends from one year to the next. Among the factors that could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders are:

•	our inability to realize positive or attractive returns on our portfolio, whether because of defaults in our portfolio, decreases in the value of our portfolio, or otherwise;

•	margin calls or other expenditures that reduce our cash flow and impact our liquidity; and

•	increases in actual or estimated operating expenses.
An increase in interest rates may have an adverse effect on the market price of our equity or debt securities and our ability to pay dividends to our stockholders.
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend rate (or expected future dividend rates) as a percentage of our common stock price, relative to prevailing market interest rates. Similarly, investors in our preferred equity securities or our debt securities may consider the dividend rate or yield on such securities relative to prevailing market interest rates. If market interest rates increase, prospective investors in our equity or debt securities may demand a higher dividend rate or yield on our securities or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our securities independent of the effects such conditions may have on our portfolio. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, such as our reverse repo financings, rising interest rates would result in increased interest expense on this variable rate debt, thereby potentially adversely affecting our cash flow and our ability to service our indebtedness and pay dividends to our stockholders.

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
Risks Related To Our Organization and Structure
Our certificate of incorporation, bylaws and management agreement contain provisions that may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our common stock may be lower as a result.
Our certificate of incorporation and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our Board of Directors. These provisions include:

•
allowing only our Board of Directors to fill newly created directorships resulting from any increase in the authorized number of directors and any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause, even if the remaining directors do not constitute a quorum;

•	requiring advance notice for our stockholders to nominate candidates for election to our Board of Directors or to propose business to be considered by our stockholders at a meeting of stockholders;

•	the ability of our Board of Directors to cause us to issue additional authorized but unissued shares of common stock or preferred stock without the approval of our stockholders;

•	the ability of the Board of Directors to amend, modify or repeal our bylaws without the approval of our stockholders;

•	restrictions on the ability of stockholders to call a special meeting without a majority of all the votes entitled to be cast at such meeting; and

•	limitations on the ability of stockholders to act by written consent.
Certain provisions of the management agreement also could make it more difficult for third parties to acquire control of us by various means, including limitations on our right to terminate the management agreement and a requirement that, under certain circumstances, we make a substantial payment to our Manager in the event of a termination.
There are ownership limits and restrictions on transferability in our certificate of incorporation.
Our certificate of incorporation provides that (subject to certain exceptions described below) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock.
Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of our capital stock that will or may violate any of the foregoing restrictions on transferability and ownership will be required to give written notice immediately to us, or in the case of proposed or attempted transactions will be required to give at least 15 days written notice to us, and provide us with such other information as we may request in order to determine the effect of such transfer on our status as a REIT.
Our Board of Directors, in its sole discretion, may exempt any person from the foregoing restrictions. Any person seeking such an exemption must provide to our Board of Directors such representations, covenants, and undertakings as our Board of Directors may deem appropriate. Our Board of Directors may also condition any such exemption on the receipt of a ruling from the Internal Revenue Service, or “IRS,” or an opinion of counsel as it deems appropriate. Our Board of Directors has granted an exemption from this limitation to Ellington and certain affiliated entities of Ellington, subject to certain conditions.
Our rights and the rights of our stockholders to take action against our directors and officers or against our Manager or Ellington are limited, which could limit your recourse in the event actions are taken that are not in your best interests.

Our certificate of incorporation provides that each person that is or was a director, officer, employee, or agent of ours shall not be liable to us or any of our stockholders for any acts or omissions by any such person arising from the performance of their duties and obligations in connection with us, except to the extent such exemption from liability or limitation thereof is not permitted under the Delaware General Corporation Law.
In addition, our certificate of incorporation provides that we may indemnify, to the fullest extent permitted by law, each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (other than an action by or in our right), by reason of the fact that the person is or was a director, officer, employee, or agent of ours, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding, if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful. Our certificate of incorporation also provides that we may indemnify, to the fullest extent permitted by law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in our right to procure a judgment in our favor by reason of the fact that the person is or was a director, officer, employee, or agent of ours, against expenses (including attorneys’ fees) actually and reasonably incurred by the person in connection with the defense or settlement of such action or suit if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests, except that no indemnification may be made in respect of any claim, issue or matter as to which such person had been adjudged to be liable to us unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought determines that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses. We have entered into indemnification agreements with our directors and officers implementing these indemnification provisions that obligate us to indemnify them to the maximum extent permitted by Delaware law. Such indemnification includes defense costs and expenses incurred by such officers and directors.
Our management agreement with our Manager requires us to indemnify our Manager and its affiliates against any and all claims and demands arising out of claims by third parties caused by acts or omissions of our Manager and its affiliates not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of our Manager’s duties under the management agreement.
In light of the liability limitations contained in our certificate of incorporation and our management agreement with our Manager, as well as our indemnification arrangements with our directors and officers and our Manager, our and our stockholders’ rights to take action against our directors, officers, and Manager are limited, which could limit your recourse in the event actions are taken that are not in your best interests.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors or officers.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or stockholder of ours to us or our stockholders; any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; or any action asserting a claim against us governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors or officers, which may discourage lawsuits against us and our directors or officers. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Certain provisions of Delaware law may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our common stock may be lower as a result.
We are a Delaware corporation, and Section 203 of the Delaware General Corporation Law applies to us. In general, Section 203 prevents an “interested stockholder” (as defined below) from engaging in a “business combination” (as defined in the statute) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

•
before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;

•
upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of our company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; and

•
following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock not owned by the interested stockholder.

The statute defines “interested stockholder” as any person that is the owner of 15% or more of our outstanding voting stock or is an affiliate or associate of us and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination.
These provisions may delay, deter or prevent a change in control of our company, even if a proposed transaction is at a premium over the then current market price for our common stock. Further, these provisions may apply in instances where some stockholders consider a transaction beneficial to them. As a result, our stock price may be negatively affected by these provisions.
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
To classify the assets held by our subsidiaries as qualifying real estate assets or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC staff regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. In fact, in August 2011, the SEC published a concept release in which it asked for comments on this exclusion from registration. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exclusion from the definition of an investment company under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common stock, the sustainability of our business model, and our ability to pay dividends to our stockholders.
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
We strongly urge you to consult your tax advisor concerning the effects of U.S. federal, state, and local income tax law on an investment in our common stock and on your individual tax situation.
If we failed in a prior year to satisfy the “qualifying income exception” under the rules for publicly traded partnerships, our income for such years could be subject to an entity-level tax, and the value of our shares could be adversely affected.
We believe, for our taxable years prior to January 1, 2019, we were organized and had operated so that we qualified to be treated as a partnership for U.S. federal income tax purposes based on the “qualifying income exception” within the meaning of Section 7704(d) of the Code. If we failed to satisfy the “qualifying income exception” for our prior taxable years, we would be treated as a corporation for such years for U.S. federal income tax purposes. In that event, we would be required to pay U.S. federal, state and local income tax at regular corporate rates for all of the affected years, together with interest and penalties, which would likely result in a material expense for us.
You will no longer be able to take our items of loss and deduction into account.
When we were taxed as a partnership for U.S. federal income tax purposes, our shareholders took into account their proportionate shares of our items of income, gain, loss, deduction, and credit each taxable year. As a REIT, our items of income, gain, loss, deduction, and credit will not pass-through to our stockholders. As a result, stockholders will not be able to deduct any losses that we may incur.
Our failure to qualify as a REIT would subject us to U.S. federal, state and local income taxes, which could adversely affect the value of our common stock and would substantially reduce the cash available for distribution to our stockholders.
We will elect and intend to qualify to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2019. While we intend to operate in a manner that will enable us to qualify as a REIT, we cannot assure you that we will qualify as a REIT.
The U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets, our income and our earnings and profits, or "E&P" (calculated pursuant to Sections 316 and 857(d) of the Code and the regulations thereunder), the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and asset tests and the accuracy of our tax reporting to stockholders also depend upon our ability to successfully manage the calculation and composition of our gross and net taxable income, our E&P and our assets on an ongoing basis. Although we intend to operate so as to qualify as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
We also own an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a “Subsidiary REIT.” Our Subsidiary REIT is also subject to the same various REIT qualification requirements that are applicable to us. If our Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a “protective” TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. We cannot assure you that such “protective” TRS election would be effective to avoid adverse consequences to us. Moreover, even if the “protective” election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs.
If we fail to qualify as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes) on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income (although such dividends received by certain non-corporate U.S. taxpayers generally would be subject to a preferential rate of taxation). Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under the U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.
Complying with REIT requirements may cause us to forego or liquidate otherwise attractive investments.
To qualify as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make and reduce or eliminate investments we made prior to the effective date of our qualification as a REIT. The tests applicable to REITs are different from the tests applicable to us in prior years when we were a partnership. Thus, we may choose not to make certain types of investments that we made in prior years or pursue certain strategies that we pursued in prior years, or we could make such investments or pursue such strategies in a TRS. Any domestic TRS will be subject to regular U.S. federal, state and local corporate income tax, which may reduce the cash available to be distributed to our stockholders as compared with prior years.
As a REIT, we may be required to pay dividends to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our investment performance.
In particular, we must ensure that at the end of each calendar quarter, we satisfy the REIT 75% asset test, which requires that at least 75% of the value of our total assets consist of cash, cash items, government securities and qualified REIT real estate assets, including RMBS. The remainder of our investment in securities (other than government securities and qualified REIT real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, TRS securities and qualified REIT real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. Generally, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and becoming subject to U.S. federal income tax and any applicable state and local taxes on all of our income.
In addition, we must also ensure that each taxable year we satisfy the REIT 75% and 95% gross income tests, which require that, in general, 75% of our gross income come from certain real estate-related sources and 95% of our gross income consist of gross income that qualifies for the 75% gross income test or certain other passive income sources. As a result of the requirement that we satisfy both the REIT 75% asset test and the REIT 75% and 95% gross income tests, we may be required to liquidate from our portfolio otherwise attractive investments or contribute such investments to a TRS, in which event they will be subject to regular corporate U.S. federal, state and local taxes assuming that the TRS is organized in the United States. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.
To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined excluding any net capital gains and without regard to the deduction for dividends paid. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:
•85% of our REIT ordinary income for that year;
•95% of our REIT capital gain net income for that year; and
•any undistributed taxable income from prior years.
We intend to distribute our taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid the corporate income tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT.
Our taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. Our Operating Partnership has made an election under Section 475(f) of the Code to mark its securities to market, which may cause us to recognize taxable gains for a taxable year with respect to such securities without the receipt of any cash corresponding to such gains. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, or we modify assets in a way that produces taxable income prior to or in excess of economic income. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.
Determination of our REIT taxable income involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. If the IRS disagrees with our determination, it could affect our satisfaction of the distribution requirement. Under certain circumstances, we may be able to correct a failure to meet the distribution requirement for a year by paying "deficiency dividends" to our stockholders in a later year. We may include such deficiency dividends in our deduction for dividends paid for the earlier year. Although we may be able to avoid income tax on amounts distributed as deficiency dividends, we will be required to pay interest and a penalty to the IRS based upon the amount of any deduction we take for deficiency dividends.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our domestic TRSs will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.
The failure of MBS subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.
We have entered into repurchase agreements under which we nominally sell certain of our MBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that, for U.S. federal income tax purposes, these transactions will be treated as secured debt and we will be treated as the tax owner of the MBS that are the subject of any such repurchase agreement, notwithstanding that such agreements may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we do not own the MBS during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
We purchase and sell Agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we treat the GAAP value of our TBAs under which we contract to purchase to-be-announced Agency RMBS ( “long TBAs”) as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the REIT 75% gross income test, based on an opinion of Hunton Andrews Kurth LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a long TBA should be treated as ownership of real estate assets, and (ii) for purposes of the REIT 75% gross income test, any gain recognized by us in connection with the settlement of our long TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code substantially limit our ability to hedge. Under these provisions, any income that we generate from transactions intended to hedge our interest rate or foreign currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of foreign currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that are not properly identified or hedge different risks will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, our aggregate gross income from such non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques, and we expect to implement certain hedges through a TRS. Any hedging income earned by a domestic TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the case of a domestic TRS. Even if the income from certain of our hedging transactions is excluded from gross income for purposes of the REIT 75% and 95% gross income tests, such income and any loss will be taken into account in determining our REIT taxable income and our distribution requirement.  If the IRS disagrees with our calculation of the amount or timing of recognition of gain or loss with respect to our hedging transactions, including the impact of our Operating Partnership’s election under Section 475(f) of the Code and the treatment of hedging expense and losses under Section 163(j) of the Code, our distribution requirement could increase, which could require that we correct any shortfall in distributions by paying deficiency dividends to our stockholders in a later year.
Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income for purposes of the REIT 75% or 95% gross income tests if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. Many of the investments that we made and activities we undertook prior to our REIT election have been contributed to or will be made in one of our TRSs; thus, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, TRSs. While we intend to manage our affairs so as to satisfy the requirement that no more than 20% of the value of our total assets consists of stock or securities of our TRSs, as well as the requirement that taxable income from our TRSs plus other non-qualifying gross income not exceed 25% of our total gross income, there can be no assurance that we will be able to do so in all market circumstances. Even if we are able to do so, compliance with these rules may reduce our flexibility in operating our business. In addition, the two rules may conflict with each other in that our ability to reduce the value of our TRSs below 20% of our assets by causing a TRS to distribute a dividend to us may be limited by our need to comply with the REIT 75% gross income test. There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with both of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our stockholders.
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Our domestic TRSs will pay U.S. federal, state and local income tax on their taxable income at regular corporate tax rates, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. In certain circumstances, the ability to deduct interest expense by any TRS that we may form could be limited. In addition, losses in our TRSs generally will not provide any tax benefit prior to liquidation, except for being carried forward against future taxable income in the case of a domestic TRS.
We generally structure our foreign TRSs with the intent that their income and operations will not be subject to U.S. federal, state and local income tax. If the IRS successfully challenged that tax treatment, it would reduce the amount that those foreign TRSs would have available to distribute to us.
We intend to monitor the value of our respective investments in our domestic and foreign TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will review all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax discussed above.
Dividends payable by REITs do not qualify for the reduced tax rates available for "qualified dividend income."
The maximum U.S. federal income tax rate applicable to "qualified dividend income" paid to U.S. taxpayers taxed at individual rates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. For taxable years beginning prior to January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduction in the corporate tax rate under the TCJA could cause investors who are taxed at individual rates and regulated investment companies to perceive investments in the stocks of REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Additional technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
Our recognition of "phantom" income may reduce a stockholder's after-tax return on an investment in our common stock.
We may recognize phantom income, which is taxable income in excess of our economic income, in the earlier years that we hold certain investments in the year that we modify certain loan investments, and we may only experience an offsetting excess of economic income over our taxable income in later years, if at all. As a result, stockholders at times may be required to pay U.S. federal income tax on distributions taxable as dividends that economically represent a return of capital rather than a dividend. Taking into account the time value of money, this acceleration or increase of U.S. federal income tax liabilities may reduce a stockholder's after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.
Liquidation of our assets may jeopardize our REIT qualification.
To maintain our qualification as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders or for other reasons, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing MBS, that would be treated as sales of dealer property for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize mortgage loans or MBS in a manner that was treated as dealer activity for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or securitization structures, even though the transactions might otherwise be beneficial to us. Alternatively, in order to avoid the prohibited transactions tax, we may choose to implement certain transactions through a TRS.
Although we expect to avoid the prohibited transactions tax by conducting the sale of property that may be characterized as dealer property through a TRS, such TRS will be subject to federal, state and local corporate income tax and may incur a significant tax liability as a result of those sales conducted through the TRS. Moreover, no assurance can be given that the IRS will respect the transaction by which property that may be characterized as dealer property is contributed to the TRS; if such transaction is not respected, then we may be treated as having engaged in a prohibited transaction, and our net income therefrom would be subject to a 100% tax.
Our Operating Partnership has made a mark-to-market election under Section 475(f) of the Code.If the IRS challenges our application of that election, it may jeopardize our REIT qualification.
Our Operating Partnership has made an election under Section 475(f) of the Code to mark its securities to market. There are limited authorities under Section 475(f) of the Code as to what constitutes a trader for U.S. federal income tax purposes. Under other sections of the Code, the status of a trader in securities depends on all of the facts and circumstances, including the nature of the income derived from the taxpayer’s activities, the frequency, extent and regularity of the taxpayer’s securities transactions, and the taxpayer’s investment intent. There can be no assurance that our Operating Partnership will continue to qualify as a trader in securities eligible to make the mark-to-market election. We have not received, nor are we seeking, an opinion from counsel or a ruling from the IRS regarding our or our Operating Partnership’s qualification as a trader. If our Operating Partnership’s qualification for, or our application of, the mark-to-market election were successfully challenged by the IRS, in whole or in part, it could, depending on the circumstances, result in retroactive (or prospective) changes in the amount of gross and taxable income recognized by us and we could owe material federal income or penalty tax or, in some circumstances, even fail to qualify as a REIT. Furthermore, the law is unclear as to the treatment of mark-to-market gains and losses under the various REIT tax rules, including, among others, the prohibited transaction and qualified liability hedging rules. There are limited and, in some cases, no authorities on the interaction of a REIT engaged in the trade or business of trading in securities, the election under Section 475(f), and the REIT tax rules. If the IRS were to successfully treat our mark-

to-market gains as subject to the prohibited transaction tax or to successfully challenge the treatment or timing of recognition of our mark-to-market gains with respect to our qualified liability hedges, we could owe material federal income or penalty tax or, in some circumstances, even fail to qualify as a REIT. Finally, mark-to-market gains and losses could cause volatility in the amount of our taxable income, which, in turn, could cause us to distribute more dividends to our stockholders than would otherwise be desirable from a business perspective.
The interest apportionment rules may affect our ability to comply with the REIT asset and gross income tests.
Most of the distressed mortgage loans that we have acquired were acquired by us at a discount from their outstanding principal amount, because our pricing was generally based on the value of the underlying real estate that secures those mortgage loans. Treasury Regulation Section 1.856-5(c) (the “interest apportionment regulation”) provides that if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. If a mortgage is secured by both real property and personal property and the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage, the mortgage is treated as secured solely by real property for this purpose. Revenue Procedure 2014-51 interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.
The interest apportionment regulation applies only if the debt in question is secured both by real property and personal property. We believe that most of the mortgage loans that we acquire at a discount under the circumstances contemplated by Revenue Procedure 2014-51 are secured only by real property (including mortgage loans secured by both real property and personal property where the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage). Accordingly, we believe that the interest apportionment regulation generally does not apply to our loans.
Nevertheless, if the IRS were to assert successfully that such mortgage loans were secured by property other than real estate, that the interest apportionment regulation applied for purposes of our REIT testing, and that the position taken in Revenue Procedure 2014-51 should be applied to our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we might not be able to meet the REIT 75% gross income test, and possibly the asset tests applicable to REITs. If we did not meet these tests, we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS. With respect to the REIT 75% asset test, Revenue Procedure 2014-51 provides a safe harbor under which the IRS will not challenge a REIT’s treatment of a loan as being a real estate asset in an amount equal to the lesser of (1) the greater of (a) the current value of the real property securing the loan or (b) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor, if it applied to us, would help us comply with the REIT asset tests following the acquisition of distressed debt if the value of the real property securing the loan were to subsequently decline. If we did not meet one or more of the REIT asset tests, then we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.
Our investments in residential transition loans, or “RTLs,” will require us to make estimates about the fair value of land improvements that may be challenged by the IRS.
We invest in RTLs, which generally are short term loans secured by a mortgage on a residential property where the proceeds of the loan will be used, in part, to renovate the property. The interest from RTLs will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the RTL is equal to or greater than the highest outstanding principal amount of the loan during any taxable year. Under the REIT provisions, where improvements will be constructed with the proceeds of the loan, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.
The failure of a mezzanine loan or similar debt to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may invest in mezzanine loans or similar debt. The IRS has provided a safe harbor for mezzanine loans but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying income for purposes of the REIT 75% gross income test. We may acquire mezzanine loans or similar debt that meet most but do not meet all of the requirements of this safe harbor, and we may treat such loans as real estate assets for purposes of the REIT asset and income tests. In the event we own a mezzanine loan or similar debt that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income which qualifies under the REIT 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

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
Item 3. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and we and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, we received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, our analyses of such loans, the purchases and securitizations of such loans by us and by certain third parties, and the servicing of such loans. We have responded to the subpoena and intend to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed on the NYSE under the symbol "EFC" since October 8, 2010.
Holders of Our Common Stock
Based upon a review of a securities position listing as of March 8, 2019, we had an aggregate of 106 holders of record and holders of our common stock who are nominees for an undetermined number of beneficial owners.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2018 with respect to compensation plans under which our equity securities are authorized for issuance. We have no such plans that were not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of our outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	521,371	(1)	N/A	1,874,223	(2)

(1)
Represents OP LTIP Units, which are a separate non-voting class of limited liability company interests structured as profits interests. Subject to certain forfeiture provisions, the OP LTIP Units, may be converted, at the election of the holder or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election for the cash value of such shares of our common stock. Of the 521,371 OP LTIP Units outstanding as of December 31, 2018, 91,738 were originally issued as LTIP Units pursuant to our 2007 Incentive Plan for Individuals (the "2007 Individual Plan"), 375,000 were originally issued as LTIP Units pursuant to our 2007 Incentive Plan for Entities (the “2007 Entity Plan”), 37,250 were originally issued as LTIP Units pursuant to our 2017 Equity Incentive Plan (the "2017 Plan," together with the 2007 Individual Plan, and the 2007 Entity Plan, the “Incentive Plans”), and 17,383 were issued pursuant to the 2017 Plan. On December 31, 2018, we redeemed all 503,988 of our outstanding LTIP Units which we had originally issued under our Incentive Plans, with each LTIP unitholder receiving in exchange an equal number of OP LTIP Units (the "Redemption Transaction").

(2)
As of December 31, 2018, a total of 1,874,223 shares of our common stock and OP LTIP Units remain available for issuance under our 2017 Plan. The 2007 Individual Plan and the 2007 Entity Plan terminated upon stockholder approval of the 2017 Plan in May 2017 and no further grants may be made under those plans. In the event that an award granted under the 2017 Plan (including OP LTIP Units) expires, is forfeited or is terminated without having been exercised or is paid in cash without a requirement for the delivery of shares of our common stock, then any shares of our common stock covered by such lapsed, canceled, expired, unexercised or cash-settled portion of such award and any forfeited, lapsed, canceled, or expired OP LTIP Units shall be available for the grant of other awards under the 2017 Plan. Shares of our common stock tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award will not be available for future grants or awards.

Unregistered Sales of Equity Securities
Pursuant to our 2017 Plan, on December 11, 2018, we granted 17,383 OP LTIP Units to certain of our partially dedicated employees. The OP LTIP Units are subject to forfeiture restrictions that will lapse with respect to 8,692 of the OP LTIP Units on December 11, 2019 and 8,691 of the OP LTIP Units on December 11, 2020. Once vested, the OP LTIP Units may be converted at the election of the holder, or at any time at our election, into OP Units on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of our common stock or, at our election, for the cash value of such shares of our common stock. Such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2018–October 31, 2018	105,734	$15.55	105,734	1,444,266
November 1, 2018–November 30, 2018	75,572	15.47	75,572	1,368,694
December 1, 2018–December 31, 2018	179,784	15.16	179,784	1,188,910
Total	361,090	$15.34	361,090	1,188,910
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of our common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. This program superseded the similar stock repurchase program that had previously been adopted on February 13, 2018.
Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301 (c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We invest in a diverse array of real-estate-related and other financial assets, including residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," residential and commercial mortgage loans, consumer loans and asset-backed securities, or "ABS," backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 24-year history of investing in the credit markets.
We conduct all of our operations and business activities through the Operating Partnership. As of December 31, 2018, we have an ownership interest of approximately 97.6% in the Operating Partnership. The remaining interest of approximately 2.4% interest in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and related parties, and is reflected in our financial statements as a non-controlling interest.
Our primary objective is to generate attractive, risk-adjusted total returns for our stockholders. We seek to attain this objective by utilizing an opportunistic strategy to make investments, without restriction as to ratings, structure, or position in the capital structure, that we believe compensate us appropriately for the risks associated with them rather than targeting a specific yield. Our evaluation of the potential risk-adjusted return of any potential investment typically involves weighing the potential returns of such investment under a variety of economic scenarios against the perceived likelihood of the various scenarios. Potential investments subject to greater risk (such as those with lower credit ratings and/or those with a lower position in the capital structure) will generally require a higher potential return to be attractive in comparison to investment alternatives with lower potential return and a lower degree of risk. However, at any particular point in time, depending on how we perceive the market's pricing of risk both generally and across sectors, we may favor higher-risk assets or we may favor lower-risk assets, or a combination of the two, in the interests of portfolio diversification or other considerations.
Through December 31, 2018, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector and to maintain our exclusion from registration as an investment company under the Investment Company Act. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some amount of Agency RMBS.
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
Subject to qualifying and maintaining our qualification as a REIT, we opportunistically hedge our credit risk, interest rate risk, and foreign currency risk; however, at any point in time we may choose not to hedge all or a portion of these risks, and we will generally not hedge those risks that we believe are appropriate for us to take at such time, or that we believe would be impractical or prohibitively expensive to hedge.
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through December 31, 2018, we financed the vast majority of our Agency RMBS assets, and the majority of our credit assets, through reverse repurchase agreements, or "reverse repos," which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of reverse repos. In addition to financing assets through reverse repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. In addition, we have obtained term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans through the securitization markets. We have also issued unsecured long-term debt.
As of December 31, 2018, outstanding borrowings under reverse repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Consolidated Statement of

Assets, Liabilities, and Equity) were $1.9 billion. Of our total borrowings outstanding under reverse repos and Total other secured borrowings, approximately 48%, or $917.3 million, relates to our Agency RMBS holdings, as of December 31, 2018. The remaining outstanding borrowings relate to our credit portfolio and U.S. Treasury securities.
As of December 31, 2018, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Existing Senior Notes." The Existing Senior Notes bore interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the Existing Senior Notes. Inclusive of debt issuance costs, the effective interest rate on the Existing Senior Notes was 5.55%. On February 13, 2019, we exchanged all $86 million of the Existing Senior Notes for new unsecured long-term debt jointly and severally issued by two of our subsidiaries along with other subsidiaries that may be added as issuers, and fully guaranteed by the Company (the "New Senior Notes"). The New Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the New Senior Notes, and mature in September of 2022. The indenture governing the New Senior Notes contains a number of covenants, including several financial covenants. See Note 7 and Note 20 of the notes to our consolidated financial statements for further detail on the Existing Senior Notes and New Senior Notes.
Our debt-to-equity ratio was 3.36 to 1 as of December 31, 2018. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
During the year ended December 31, 2018 we repurchased 1,547,148 common shares at an average price per share of $14.95 and a total cost of $23.1 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
We also measure our book value per share and our total return on a diluted basis, assuming all convertible units had been converted into common shares at their respective issuance dates. As of December 31, 2018, our diluted book value per share was $18.92, as compared to $18.85 as of December 31, 2017. On a diluted basis, the Company's net-asset-value-based total return for the year ended December 31, 2018 was 9.21%. Additionally our diluted net-asset-value-based total return was 198.37% from our inception (August 17, 2007) through December 31, 2018, and our annualized inception-to-date diluted net-asset-value-based total return was 10.09% as of December 31, 2018.
As of December 31, 2018, we believe we were organized and had operated so that we qualified to be treated for U.S. federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, an entity that is treated as a partnership for U.S. federal income tax purposes is not subject to U.S. federal income tax at the entity level, except that, for taxable years beginning after December 31, 2017, a partnership will be required to pay the taxes attributable to an audit assessment, unless the partnership elects to pass through the tax to its partners. Consequently, through our taxable year ended December 31, 2018, holders of our common shares were required to take into account their allocable share of items of our income, gain, loss, deduction, and credit for our taxable year ending within or with their taxable year, regardless of whether we made cash distributions on a current basis with which to pay any resulting tax.
Commencing with our taxable year ending December 31, 2019, we will elect and intend to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code." Provided that we qualify and maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. Any taxes paid by a domestic TRS will reduce the cash available for distribution to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains.
On February 28, 2019, we filed a certificate of conversion with the Secretary of State of the State of Delaware (the "Secretary of State") to convert from a Delaware limited liability company to a Delaware corporation (the "Conversion") and change our name to Ellington Financial Inc. (the "Corporation"). The Conversion became effective on March 1, 2019, and upon effectiveness, each of our existing common shares representing limited liability company interests, no par value, converted into one issued and outstanding, fully paid and nonassessable share of common stock, $0.001 par value per share, of the Corporation. In connection with the Conversion, our Board approved our Certificate of Incorporation and our Bylaws, both of which we also filed with the SEC as exhibits to a Current Report on Form 8-K on March 4, 2019.

Our Targeted Asset Classes
Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below. Subject to maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes, although the allocation of our capital among these targeted asset classes will likely vary from our historical allocations in light of our REIT status. Also, we expect to hold certain of our targeted assets through one or more domestic TRSs. As a result, a portion of the income from such assets will be subject to U.S. federal corporate income tax. Finally, certain asset classes we have previously included in our list of targeted asset classes, such as corporate debt and equity and derivatives, are no longer included.

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and
	.	To-Be-Announced mortgage pass-through certificates, or "TBAs."

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgages and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	Credit Default Swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters; and
	.	Collateralized debt obligations, or "CDOs."

Residential Mortgage Loans	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Residential transition loans;
	.	Non-QM loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in loan originators and mortgage-related entities;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.
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
We engage in TBA transactions for purposes of managing certain risks associated with our investment strategies. The principal risks that we use TBAs to mitigate are interest rate and yield spread risks. For example, we may hedge the interest rate and/or yield spread risk inherent in our long Agency RMBS by taking short positions in TBAs that are similar in character. Alternatively, we may engage in TBA transactions because we find them attractive in their own right, from a relative value perspective or otherwise.
CLOs
CLOs are a form of asset-backed security collateralized by syndicated corporate loans. We have retained, and may retain in the future, tranches from CLO securitizations for which we have participated in the accumulation of the underlying assets, typically by providing capital to a vehicle accumulating assets for such CLO securitization. Such vehicles may enter into warehouse financing facilities in order to facilitate such accumulation. Securitizations can effectively provide us with long-term, locked-in financing on the related collateral pool, with an effective cost of funds well below the expected yield on the collateral pool.
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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including retail, office, industrial, hotel, and multi-family properties. Loans may be fixed or floating rate and will generally range from two to ten years. We may acquire both first lien loans and subordinated loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions. Some of the commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate.
We also participate in the origination of "bridge" loans, which have shorter terms and higher interest rates than more traditional commercial mortgage loans. Bridge loans are typically secured by properties in transition, where the borrower is in the process of either re-developing or stabilizing operations at the property. Within both our distressed and bridge loan strategies, we focus on smaller balance loans and loan packages that are less-competitively-bid. These loans typically have balances that are less than $20 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower. Properties securing these loans may include multi-family, retail, office, industrial, and other commercial property types.
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

Residential Mortgage Loans
Our residential mortgage loans include newly originated non-QM loans, residential transition loans, as well as legacy residential NPLs and RPLs. A non-QM loan is not necessarily high-risk, or subprime, but is instead a loan that does not conform to the complex Qualified Mortgage, or "QM," rules of the Consumer Financial Protection Bureau. For example, many non-QM loans are made to creditworthy borrowers who cannot provide traditional documentation for income, such as borrowers who are self-employed. There is also demand from certain creditworthy borrowers for loans above the QM 43% debt-to-income ratio limit that still meet all ability-to-repay standards. We hold an equity investment in a non-QM originator, and to date we have purchased all of our non-QM loans from this originator, although we could potentially purchase non-QM loans from other sources in the future.
The residential transition loans that we originate or purchase include: (i) loans made to real estate investors for the purpose of acquiring residential homes, making value-add improvements to such homes, and reselling the newly rehabilitated homes for a potential profit, and (ii) loans made to real estate investors for a "business purpose," such as purchasing a rental investment property, financing or refinancing a fully rehabilitated home awaiting sale, or securing short-term financing pending qualification for longer-term lower-rate financing. Our residential transition loans are always secured by non-owner occupied properties, and are typically structured as fixed-rate, interest-only loans with terms to maturity between 12 and 24 months. Our underwriting guidelines focus on both the "as is" and "as repaired" property values, borrower experience as a real estate investor, and asset verification.
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
Other Investment Assets
Our other investment assets include real estate, including residential and commercial real property, strategic debt and/or equity investments in loan originators, CRTs, and other non-mortgage related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our acquired residential and commercial loans. We have made investments in loan originators and other related entities in the form of debt and/or equity and, to date, our investments have represented non-controlling interests. We have also entered into flow agreements with certain of the loan originators in which we have invested. We have not yet acquired mortgage servicing rights, but we may do so in the future.
Hedging Instruments
Credit Risk Hedging
We enter into credit-hedging positions in order to protect against adverse credit events with respect to our credit investments, subject to qualifying and maintaining our qualification as a REIT. Our credit hedging portfolio can vary significantly from period to period, and can encompass a wide variety of financial instruments, including corporate debt or equity-related instruments, RMBS- or CMBS-related instruments, or instruments involving other markets. Our hedging instruments can include both "single-name" instruments (i.e., instruments referencing one underlying entity or security) and hedging instruments referencing indices. We also opportunistically overlay our credit hedges with certain relative value long/short positions involving the same or similar instruments.
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
Interest Rate Hedging
We opportunistically hedge our interest rate risk by using various hedging strategies, subject to qualifying and maintaining our qualification as a REIT. The interest rate hedging instruments that we use and may use in the future include, without limitation:

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
Foreign Currency Hedging
To the extent we hold instruments denominated in currencies other than U.S. dollars, we may enter into transactions to offset the potential adverse effects of changes in currency exchange rates, subject to qualifying and maintaining our qualification as a REIT. In particular, we may use currency forward contracts and other currency-related derivatives to mitigate this risk.
Trends and Recent Market Developments
Market Overview

•
The U.S. Federal Reserve, or "Federal Reserve," raised the target range for the federal funds rate four times in 2018, and ended the year with a target range of 2.25%- 2.50%. After the final raise of the year, in December, the Federal Reserve moderated its language about future rate increases, and indicated that future rate decisions will be highly data-dependent. At the January 2019 Federal Open Market Committee meeting ("January 2019 FOMC Meeting"), the Federal Reserve left the target range unchanged, while the minutes from that meeting noted that the committee will be “patient” as it determines future adjustments to the target range.

•
LIBOR rates, which drive many of our financing costs, increased during 2018, with one-month LIBOR increasing 94 basis points over the course of the year, to 2.50%, and three-month LIBOR rising 111 basis points to 2.81%. The spread between one- and three-month LIBOR widened to 30 basis points at the end of 2018, as compared to 13 basis points at the end of 2017.

•
Over the course of 2018, the 2-year U.S. Treasury yield increased 60 basis points and finished the year at 2.49%, while the 10-year U.S. Treasury yield increased 28 basis points to 2.68%. At year end, the spread between the 2-year U.S. Treasury yield and 10-year U.S. Treasury yield was just 20 basis points, compared to 52 basis points at the end of 2017, and 126 basis points at the end of 2016. The Treasury yield curve has now flattened for eight consecutive quarters, and has periodically been inverted recently in the two-to-five year sector.

•
At the beginning of each quarter of 2018, the Federal Reserve increased the amount of the tapering of its reinvestments, in line with the tapering schedule it had laid out in September 2017, with the stated objective that its securities portfolio would run off until reaching a level no larger "than necessary to implement monetary policy efficiently and effectively." The tapering of reinvestments reached their previously scheduled caps in October 2018, at $20 billion per month for Agency RMBS and $30 billion per month for U.S. Treasuries. However, at the January 2019 FOMC Meeting, the Federal Reserve indicated that it might deviate from its previously announced tapering schedule going forward, "if future economic conditions were to warrant" a more accommodative monetary policy than can be achieved solely by reducing the federal funds rate.

•
Mortgage rates steadily increased during the first eleven months of 2018, before reversing course in December. The Freddie Mac survey 30-year mortgage rate rose 82 basis points between year-end 2017 and the end of November, before declining 26 basis points to end the year at 4.55%. Overall, Agency RMBS prepayment rates were muted throughout the year. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, declined steadily over the course of 2018; by year end it had dropped over 35%, reaching its lowest seasonally-adjusted level in over 18 years.
In contrast to the remarkable stability of the prior year, 2018 saw several periods of volatility in the equity and debt markets. Interest rates rose during most of the year, before reversing course in November and declining into year end.
After reaching new highs in January, equities sold off violently in February, driven in part by concerns over inflation and rising interest rates. By February 8th, just nine trading days after reaching its all-time high, the S&P 500 Index entered correction territory. At the same time, long-term interest rates rose steadily and broke out of their 2017 ranges, with the 10-year U.S. Treasury yield reaching 2.95% on February 21st, marking the highest daily close in more than four years and 91 basis points higher than the 2017 lows reached the previous September. The Chicago Board Options Exchange Volatility Index, known as the VIX, jumped 282% between January 1st and February 5th, with a 20-point surge occurring on February 5th, its largest one-day movement on record. On February 9th, the Merrill Lynch Option Volatility Estimate Index, or MOVE Index, closed 54% above its year-end level, reaching its highest level since April 2017. During this period, yield spreads across many credit and Agency products widened in sympathy with the interest rate and equity market volatility.
During the second and third quarters of 2018, market volatility subsided and the yield curve continued to flatten. Entering the fourth quarter, many domestic equity indices were again trading near their all-time highs and U.S. Treasury yields were near their highest levels of 2018.
During the fourth quarter, however, a confluence of factors weighed on markets, including fears of a looming trade war, recessionary and global growth concerns, and worries that the Federal Reserve and other central banks were ending their accommodative monetary policies. US equities declined sharply during the fourth quarter, with some indices reaching bear market territory, and many indices ending with a loss for the full year. The S&P 500 (down 14.0%), the Russell 2000 (down 20.5%), and the Dow Jones Industrial average (down 11.8%) all posted their worst quarterly performance since 2011. Many stock markets across Europe and Asia performed even worse.
During this period, yield spreads in virtually every fixed income sector widened relative to U.S. Treasuries, with many sectors finishing the year at or near their 2-year widest levels. Several measures of volatility spiked, including the VIX and MOVE indices. For the year, the Bloomberg Barclays U.S. MBS Agency Fixed Rate Index generated a positive absolute return, but a negative excess return relative to U.S. Treasuries, reflecting that RMBS underperformed their benchmark hedging instruments for the year. The Bloomberg Barclays U.S. Corporate Bond Investment Grade and High Yield Indices, meanwhile, both finished the year with negative returns.
Amidst the uncertainty, there was a flight to safety going into year end. The 10-year U.S. Treasury, which had risen 83 basis points year-to-date through November 8th, reversed course and declined by 55 basis points through December 31st. While the Federal Reserve did raise short-term interest rates again in December, it moderated its language about future rate increases. The yield curve flattened further, and the yield on the 2-year U.S. Treasury inverted with that of the 5-year U.S. Treasury for three weeks during December, stoking fears of a full yield curve inversion, and whether that might signal a looming recession.
Portfolio Overview and Outlook
As of December 31, 2018, our total long credit portfolio (excluding corporate credit relative value trading positions, hedges, and other derivatives) was $1.480 billion as compared to $1.025 billion as of December 31, 2017. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio was $1.185 billion as of December 31, 2018, which was an increase of approximately 31.7% from $899.8 million as of December 31, 2017. As of December 31, 2018, our long Agency RMBS portfolio increased approximately 11.9% to $975.4 million, from $871.8 million as of December 31, 2017.

Credit Summary

	As of December 31, 2018		As of December 31, 2017
($ in thousands)	Fair Value(1)	% of Total Long Credit Portfolio	Fair Value(1)	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$123,893	8.4%	$184,569	18.0%
CMBS	18,426	1.2%	29,144	2.8%
Commercial Mortgage Loans and Real Estate Owned, or "REO"(3)	245,536	16.6%	133,987	13.1%
Consumer Loans and ABS Backed by Consumer Loans(2)	209,922	14.2%	138,202	13.5%
Corporate Debt and Equity	6,179	0.4%	8,206	0.8%
Debt and Equity Investments in Loan Origination Entities	37,067	2.5%	29,017	2.8%
Residential Mortgage Loans and REO	498,126	33.7%	183,063	17.9%
Non-Agency RMBS	153,214	10.4%	159,743	15.6%
Non-Dollar Denominated:
CLO	—	—%	31,280	3.1%
CMBS	15,482	1.0%	11,601	1.1%
Consumer Loans and ABS Backed by Consumer Loans	884	0.1%	2,749	0.3%
Corporate Debt and Equity	10,810	0.7%	13,463	1.3%
RMBS(4)	160,342	10.8%	99,923	9.7%
Total Long Credit	$1,479,881	100.0%	$1,024,947	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, positions related to our corporate credit relative value strategy, or other hedge positions.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.
In 2018 we increased our credit holdings by capitalizing on our proprietary pipelines of loans and opportunistically buying securities. The growth of our credit portfolio during the year primarily came from net purchases in the following strategies: residential mortgage loans and REO, commercial mortgage loans and REO, consumer loans and ABS backed by consumer loans, and European RMBS. In contrast, we had net sales during the year in the following strategies: CLOs, CMBS, corporate debt and equity, non-Agency RMBS, and European consumer loans and ABS backed by consumer loans. Throughout 2018 we continued to hold a portion of our credit portfolio in more liquid, lower-risk assets, such as certain U.S. non-Agency RMBS and CLO note investments. We believe that these more liquid, lower-risk assets can be sold in a relatively short time period, to redeploy into higher-yielding strategies, and in the meantime these assets provide the opportunity for solid positive carry.
Our credit portfolio generated strong returns in 2018 and continued to be the primary driver of earnings. We benefited from strong performance in several of our loan-related strategies, including small balance commercial mortgage loans, consumer loans, U.S. and European non-performing loans, and non-QM loans. In addition, our equity investments in loan originators appreciated in value as a result of increased loan origination volumes and operating income. Our best performing securities strategies included U.S. CMBS, U.S. CLOs, and non-Agency RMBS.
Our credit hedges helped to preserve profitability in many of our credit strategies during periods of market weakness, such as during February and December of 2018. Our credit hedges, which consist of certain high yield corporate and CMBX products that we hold short, were profitable during 2018. The interest rate hedges in our credit strategy, which currently consist primarily of interest rate swaps, modestly benefited our results as interest rates rose during the year. We had net losses on foreign currency-related transactions and translation, but these were more than offset by net gains on our foreign currency hedges.

Agency RMBS Summary

	As of December 31, 2018		As of December 31, 2017
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:(1)
Fixed Rate	$884,870	90.7%	$768,751	88.2%
Floating Rate	5,496	0.6%	8,067	0.9%
Reverse Mortgages	55,475	5.7%	60,866	7.0%
IOs	29,516	3.0%	34,150	3.9%
Total Long Agency RMBS(1)	975,357	100.0%	871,834	100.0%
Net Short TBAs(1)	(298,104)		(336,509)
Net Agency Portfolio	$677,253		$535,325

(1)	Long TBA positions, with a fair value of $474.9 million and $123.7 million, as of December 31, 2018 and 2017, respectively, are included in Net Short TBAs, and are not included in Long Agency RMBS.
Agency RMBS prices declined during the year and our long portfolio had significant realized and unrealized losses. Partially offsetting these losses were significant gains on our interest rate hedges as interest rates rose. Portfolio turnover for our Agency strategy was approximately 32% for the year (as measured by sales and excluding paydowns). We continued to concentrate our long investments in specified pools and hold net short positions in TBAs as a significant component of our interest rate hedging strategy.
Average pay-ups on our specified pools were 0.64% as of December 31, 2018, down slightly from 0.74% as of December 31, 2017. Pay-ups are price premiums for specified pools relative to their TBA counterparts. As of December 31, 2018, the weighted average coupon on our fixed-rate specified pools was 4.2%, as compared to 4.0% as of December 31, 2017.
During 2018 we continued to hedge interest rate risk in our Agency strategy, primarily through the use of short positions in TBAs, interest rate swaps, U.S. Treasury securities, and futures. For the year, we had total net gains from our interest rate hedges as interest rates generally increased over the course of the year. In our interest rate hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs decreased year over year relative to other hedging instruments.
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended December 31, 2018, September 30, 2018, June, 30, 2018, March 31, 2018, and December 31, 2017.

		Three-Month Period Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018(2)	December 31, 2017(2)
Three-Month Constant Prepayment Rates(1)	7.5%	8.4%	8.3%	7.7%	9.8%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.

(2)	Prior period calculation methodology has been conformed to current period calculation methodology.
1 "10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of December 31, 2018 and 2017:

		December 31, 2018			December 31, 2017
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$13,242	$13,237	38	$25,702	$26,241	23
	3.50	50,938	51,630	41	63,241	65,684	30
	4.00	6,614	6,720	64	9,619	10,093	52
	4.50	2,177	2,265	93	2,794	2,973	81
Total 15-year fixed-rate mortgages		72,971	73,852	44	101,356	104,991	32
20-year fixed-rate mortgages:
	4.00	1,478	1,526	62	1,633	1,728	81
	4.50	976	1,021	61	1,023	1,099	50
Total 20-year fixed-rate mortgages		2,454	2,547	62	2,656	2,827	69
30-year fixed-rate mortgages:
	2.50	524	495	62	—	—	—
	3.00	6,087	5,973	56	9,889	9,938	48
	3.28	109	106	78	112	112	66
	3.50	146,664	147,204	28	142,819	147,579	17
	3.75	2,508	2,537	17	2,906	3,025	5
	4.00	310,389	318,520	29	293,113	308,760	24
	4.50	190,413	198,214	25	135,362	144,978	31
	5.00	95,089	100,092	24	37,959	41,078	59
	5.50	28,507	30,335	15	2,851	3,134	110
	6.00	4,647	4,995	32	2,071	2,329	94
Total 30-year fixed-rate mortgages		784,937	808,471	27	627,082	660,933	27
Total fixed-rate Agency RMBS		$860,362	$884,870	29	$731,094	$768,751	28
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 1.8% and 3.2% as of December 31, 2018 and December 31, 2017, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $460.1 million and a fair value of $470.7 million as of December 31, 2018, as compared to a notional value of $391.8 million and a fair value of $407.8 million as of December 31, 2017. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 2.9% and 5.1% as of December 31, 2018 and December 31, 2017, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of December 31, 2018 and December 31, 2017.

	As of
($ in thousands)	December 31, 2018	December 31, 2017
Recourse(1) Borrowings:
Reverse Repurchase Agreements	$1,498,849	$1,209,315
Other Secured Borrowings	13,150	—
Existing Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,597,999	$1,295,315
Debt-to-Equity Ratio Based on Total Recourse Borrowings	2.68:1	2.09:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.68:1	2.09:1
Non-Recourse(1) Borrowings:
Other Secured Borrowings	$100,950	$57,909
Other Secured Borrowings, at fair value(2)	297,948	125,105
Total Recourse and Non-Recourse Borrowings	$1,996,897	$1,478,329
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	3.36:1	2.38:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	3.35:1	2.38:1

(1)
All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of our other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).

(2)	Relates to our non-QM loan securitizations, where we have elected the fair value option on the related debt.
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
Our debt-to-equity ratio including reverse repo, Total other secured borrowings, and our Existing Senior Notes, increased to 3.35:1, excluding U.S. Treasury securities, as of December 31, 2018, as compared to 2.38:1 as of December 31, 2017, driven primarily by the growth in our credit portfolio. Excluding the $297.9 million of debt related to our non-QM loan securitization that we consolidate for GAAP reporting purposes, and excluding U.S. Treasury securities, our debt-to-equity ratio was 2.85:1 as of December 31, 2018.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our reverse repo borrowings, Total other secured borrowings, and Existing Senior Notes. For the year ended December 31, 2018 the weighted average cost of funds of our reverse repo borrowings and Total other secured borrowings increased 98 basis points to 2.81%, from 1.83% for the year ended December 31, 2017. The interest rates on our reverse repo borrowings and Total other secured borrowings are based on, or correlated with, LIBOR, and as a result our associated borrowing costs have increased as LIBOR has increased. Our overall borrowing costs also increased because the proportion of our borrowings related to credit investments, which typically have higher borrowing costs than Agency investments, increased.
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
Certain of our critical accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
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
Prospective Discontinuance of ASC 946
In connection with the Conversion and the Company's plan to qualify as a REIT for the year ending December 31, 2019, effective January 1, 2019 the Company no longer qualifies for investment company accounting in accordance with ASC 946 and will discontinue its use prospectively. The Company will continue to measure its qualifying assets and liabilities at fair value by electing the fair value option where applicable.

Financial Condition
The following table summarizes our investment portfolio(1) as of December 31, 2018 and December 31, 2017.

	December 31, 2018		December 31, 2017
(In thousands)	Fair Value	Cost	Fair Value	Cost
Long:
Credit:
Dollar Denominated:
CLO(2)	$123,893	$139,424	$184,569	$189,234
CMBS	18,426	17,828	29,144	31,228
Commercial Mortgage Loans and REO(3)	245,536	244,193	133,987	133,498
Consumer Loans and ABS Backed by Consumer Loans(2)	209,922	218,895	138,202	148,657
Corporate Debt and Equity	15,316	17,526	59,452	59,974
Debt and Equity Investments in Loan Origination Entities	37,067	28,314	29,017	28,218
Non-Agency RMBS	153,214	141,130	159,743	146,606
Residential Mortgage Loans and REO	498,126	495,551	183,063	180,682
Non-Dollar Denominated:
CLO	—	—	31,280	28,957
CMBS	15,482	16,510	11,601	10,846
Consumer Loans and ABS Backed by Consumer Loans	884	761	2,749	1,075
Corporate Debt and Equity	10,810	11,821	13,463	13,785
RMBS(4)	160,342	168,289	99,923	95,672
Agency:
Fixed-Rate Specified Pools	884,870	904,048	768,751	774,696
Floating-Rate Specified Pools	5,496	5,627	8,067	8,135
IOs	29,516	30,399	34,150	35,157
Reverse Mortgage Pools	55,475	56,799	60,866	61,460
TBAs	474,860	473,115	123,680	123,874
Government:
Dollar Denominated	76	76	—	—
Total Long	2,939,311	2,970,306	2,071,707	2,071,754
Repurchase Agreements
Dollar Denominated	41,530	41,530	84,668	84,668
Non-Dollar Denominated	19,744	19,744	71,281	70,441
Total Repurchase Agreements	61,274	61,274	155,949	155,109
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	(23,462)	(23,872)	(91,902)	(91,778)
Agency:
TBAs	(772,964)	(766,777)	(460,189)	(459,953)
Government:
Dollar Denominated	(34,817)	(34,410)	(53,021)	(53,322)
Non-Dollar Denominated	(19,334)	(19,545)	(37,128)	(35,149)
Total Short	(850,577)	(844,604)	(642,240)	(640,202)
Net Total	$2,150,008	$2,186,976	$1,585,416	$1,586,661

(1)	For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments contained in our consolidated financial statements.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.
The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2018 and December 31, 2017

	As of December 31, 2018				As of December 31, 2017
	Notional			Net Fair Value	Notional			Net Fair Value
(In thousands)	Long	Short	Net		Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$15,527	$(59,393)	$(43,866)	$7,439	$7,712	$(34,421)	$(26,709)	$7,553
Total Net Mortgage-Related Derivatives	15,527	(59,393)	(43,866)	7,439	7,712	(34,421)	(26,709)	7,553
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	83,060	(316,383)	(233,323)	(11,597)	169,876	(446,236)	(276,360)	(17,980)
Total Return Swaps on Corporate Equities(3)	—	(17,740)	(17,740)	1	235	(10,317)	(10,082)	—
Total Return Swaps on Corporate Bond Indices(4)	—	(11,230)	(11,230)	(6)	—	—	—	—
Total Net Corporate-Related Derivatives	83,060	(345,353)	(262,293)	(11,602)	170,111	(456,553)	(286,442)	(17,980)
Interest Rate-Related Derivatives:
Interest Rate Swaps	143,007	(425,413)	(282,406)	3,831	453,350	(925,644)	(472,294)	3,231
U.S. Treasury Futures(5)	—	(151,600)	(151,600)	—	—	(6,800)	(6,800)	45
Eurodollar Futures(6)	—	(98,000)	(98,000)	(53)	—	—	—	—
Total Interest Rate-Related Derivatives				3,778				3,276
Other Derivatives:
Foreign Currency Forwards(7)	—	(17,299)	(17,299)	(114)	—	(42,306)	(42,306)	(473)
Foreign Currency Futures(8)	—	(47,931)	(47,931)	(302)	—	(27,000)	(27,000)	(508)
Other(9)	n/a	n/a	n/a	(4)	n/a	n/a	n/a	24
Total Net Other Derivatives				(420)				(957)
Net Total				$(805)				$(8,108)

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of these dates contained in our consolidated financial statements.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of December 31, 2018, derivative assets and derivative liabilities were $20.0 million and $(20.8) million, respectively, for a net fair value of $(0.8) million, as reflected in "Net Total" above. As of December 31, 2017, derivative assets and derivative liabilities were $28.2 million and $(36.3) million, respectively, for a net fair value of $(8.1) million, as reflected in "Net Total" above.

(3)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(4)	Notional value represents the number of underlying index units multiplied by the reference price.

(5)
Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2018 and 2017 a total of 1,516 and 68 short U.S. Treasury futures contracts were held, respectively.

(6)	Every $1,000,000 in notional value represents one contract.

(7)
Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract. Long notional value represents U.S. Dollars to be paid by us at the maturity of the forward contract.

(8)
Notional value represents the total face amount of currency futures underlying all contracts held. As of December 31, 2018 and 2017 a total of 411 and 216 short foreign currency futures contracts were held, respectively.

(9)
As of December 31, 2018 includes interest rate caps and interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate. As of December 31, 2017 includes interest rate caps, equity call options, and interest rate "basis" swaps.

As of December 31, 2018, our Consolidated Statement of Assets, Liabilities, and Equity reflects total assets of $4.0 billion as compared to $3.0 billion as of December 31, 2017. Total liabilities as of December 31, 2018 and 2017 were $3.4 billion and $2.4 billion, respectively. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $3.0 billion and $2.3 billion as of December 31, 2018 and 2017, respectively, while our investments sold short and financial derivatives included in total liabilities were $871.4 million and $678.5 million as of December 31, 2018 and

2017, respectively. Investments sold short consist principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of December 31, 2018 and 2017, we had a net short TBA position of $298.1 million and $336.5 million, respectively.
TBA-related assets include TBAs and receivables for TBAs sold short, and TBA-related liabilities include TBAs sold short and payables for TBAs purchased. As of December 31, 2018, total assets included $474.9 million of TBAs as well as $766.6 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2017, total assets included $123.7 million of TBAs as well as $460.7 million of receivables for securities sold relating to unsettled TBA sales. As of December 31, 2018, total liabilities included $773.0 million of TBAs sold short as well as $473.4 million of payables for securities purchased relating to unsettled TBA purchases. As of December 31, 2017, total liabilities included $460.2 million of TBAs sold short as well as $123.9 million of payables for securities purchased relating to unsettled TBA purchases. Open TBA purchases and sales involving the same counterparty, the same underlying deliverable Agency pass-throughs, and the same settlement date are reflected in our consolidated financial statements on a net basis.
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
We have also entered into foreign currency forward and futures contracts in order to hedge risks associated with foreign currency fluctuations.
We have entered into reverse repos to finance many of our assets. As of December 31, 2018 and 2017, indebtedness outstanding on our reverse repos was approximately $1.5 billion and $1.2 billion respectively. As of December 31, 2018, we had total Agency RMBS of $972.7 million financed with reverse repos as compared to $866.1 million as of December 31, 2017. As of December 31, 2018, we had total credit assets of $815.1 million financed with reverse repos as compared to $542.4 million as of December 31, 2017. As of December 31, 2018 and 2017 we also had total U.S. Treasury securities of $0.3 million financed with reverse repos. Outstanding indebtedness under reverse repos for Agency RMBS as of December 31, 2018 and 2017 was $917.3 million and $829.6 million, respectively, while outstanding indebtedness under reverse repos for our credit portfolio as of December 31, 2018 and 2017 was $581.3 million and $379.4 million, respectively. Outstanding indebtedness under reverse repos for U.S. Treasury securities as of December 31, 2018 and 2017 was $0.3 million. Our reverse repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our reverse repos as collateralized borrowings. In addition to our reverse repos, as of December 31, 2018 we had Total other secured borrowings of $412.0 million, used to finance $483.5 million of non-QM and consumer loans. This compares to Total other secured borrowings of $183.0 million as of December 31, 2017, used to finance $222.1 million of non-QM and consumer loans. In addition to our secured borrowings, we had $86.0 million of unsecured Existing Senior Notes outstanding as of both December 31, 2018 and 2017.

As of December 31, 2018 and 2017 our debt-to-equity ratio was 3.36 to one and 2.38 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of December 31, 2018 and 2017 was 3.35 to one and 2.38 to one, respectively. See the discussion in "—Liquidity and Capital Resources" below for further information on our reverse repos.
In connection with our derivative and TBA transactions, in certain circumstances we may require that counterparties post collateral with us. When we exit a derivative or TBA transaction for which a counterparty has posted collateral, we may be required to return some or all of the related collateral to the respective counterparty. As of December 31, 2018 and 2017, our derivative and TBA counterparties posted an aggregate value of approximately $4.3 million and $1.7 million of collateral with us, respectively. This collateral posted with us is included in Due to brokers on our Consolidated Statement of Assets, Liabilities, and Equity.
TBA Market
We generally do not settle our purchases and sales of TBAs. If, for example, we wish to maintain a short position in a particular TBA as a hedge, we may "roll" the short TBA transaction. In a hypothetical roll transaction, we might have previously entered into a contract to sell a specified amount of 30-year FNMA 4.5% TBA pass-throughs to a particular counterparty on a specified settlement date. As this settlement date approaches, because we generally do not intend to settle the sale transaction, but we wish to maintain the short position, we enter into a roll transaction whereby we purchase the same amount of 30-year FNMA 4.5% TBA pass-throughs (but not necessarily from the same counterparty) for the same specified settlement date, and we sell the same amount of 30-year FNMA 4.5% TBA pass-throughs (potentially to yet another counterparty) for a later settlement date. In this way, we have essentially "flattened out" our 30-year FNMA 4.5% TBA pass-through position for the earlier settlement date (i.e., offset the original sale with a corresponding purchase), and established a new short position for the later settlement date, hence maintaining our short position. By rolling our transaction, we maintain our desired short position in 30-year FNMA 4.5% securities without settling the original sale transaction. Similarly, when we wish to maintain a long position in a particular TBA, we roll the TBA transaction in the opposite manner, by selling a TBA pass-through for the same settlement date as the long position we are looking to maintain, and purchasing the same amount for a later settlement date.
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
For the years ended December 31, 2018 and 2017, as disclosed on our Consolidated Statement of Cash Flows, the aggregate TBA activity, or volume of closed transactions based on the sum of the absolute value of buy and sell transactions, was $29.8 billion and $23.9 billion, respectively. Our TBA activity has principally consisted of: (a) sales (respectively purchases) of TBAs as hedges in connection with purchases (respectively sales) of certain other assets (especially fixed-rate Agency whole pools); (b) purchases or sales of TBAs for speculative purposes, as part of a relative value trade or otherwise; (c) TBA roll transactions (as described above) effected to maintain existing TBA positions; and (d) TBA "sector rotation" transactions whereby a position in one TBA security is replaced with a position in a different TBA security. Since we have actively turned over our portfolio of fixed-rate Agency whole pools, the volume of TBA hedging transactions has also been correspondingly high. Moreover, our fixed-rate Agency whole pool portfolio is typically larger in gross size than our equity capital base, and so we tend to hold large short TBA positions relative to our equity capital base at any time. Finally, the entire amount of short TBA positions held at each monthly TBA settlement date is typically rolled to the following month, and since the amount of short TBA positions tends to be large relative to our equity capital base, TBA roll transaction volume over multi-month periods can represent a multiple of our equity capital base.
Equity
As of December 31, 2018, our equity decreased by approximately $25.8 million to $595.2 million from $621.0 million as of December 31, 2017. This decrease principally consisted of dividends paid of $50.7 million, distributions to joint venture partners of approximately $23.9 million, and payments to repurchase common shares of $23.1 million. These decreases were partially offset by a net increase in equity resulting from operations for the year ended December 31, 2018 of $49.9 million and an increase related to contributions from our non-controlling interests of approximately $21.5 million. Shareholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $563.8 million as of December 31, 2018.
Results of Operations for the Years Ended December 31, 2018 and 2017
The table below represents the net increase (decrease) in equity resulting from operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
(In thousands except per share amounts)	2018	2017
Interest income	$131,027	$89,629
Other income	4,014	4,331
Total investment income	135,041	93,960
Expenses:
Base management fee to affiliate (Net of fee rebates of $1,380 and $332, respectively)	7,573	9,056
Incentive fee to affiliate	715	—
Interest expense	56,707	31,120
Other investment related expenses	16,954	9,754
Other operating expenses	9,967	8,862
Total expenses	91,916	58,792
Net investment income	43,125	35,168
Net realized and change in net unrealized gain (loss) on investments	(526)	11,298
Net realized and change in net unrealized gain (loss) on other secured borrowings	758	—
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	4,454	(11,727)
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	5,040	(6,946)
Net foreign currency gain (loss)	(2,940)	8,171
Net increase (decrease) in equity resulting from operations	49,911	35,964
Less: Net increase (decrease) in equity resulting from operations attributable to non-controlling interests	3,235	1,983
Net increase (decrease) in shareholders' equity resulting from operations	$46,676	$33,981
Net increase (decrease) in shareholders' equity resulting from operations per share	$1.52	$1.04
Results of Operations for the Years Ended December 31, 2018 and 2017
Summary of Net Increase in Shareholders' Equity from Operations
For the years ended December 31, 2018 and 2017 we had a net increase in shareholders' equity resulting from operations of $46.7 million and $34.0 million, respectively. The year-over-year increase in our results of operations was primarily due to a reversal in our net realized and unrealized gains and (losses) on our financial derivatives and an increase in net investment income, partially offset by a decrease in net realized and unrealized gains on investments. For the year ended December 31, 2018 we had net realized and unrealized gains on our financial derivatives, excluding currency hedges, of $4.4 million, as compared to net realized and unrealized losses of $(11.7) million for the year ended December 31, 2017. We had a year-over-year increase of $0.8 million in unrealized gains on other secured borrowings, and a year-over-year increase of $8.0 million in net investment income. We had net realized and unrealized gains (losses) on investments of $(0.5) million for the year ended December 31, 2018 as compared to $11.3 million for the year ended December 31, 2017. Total return for our common shares was 7.38% for the year ended December 31, 2018, as compared to 6.14% for the year ended December 31, 2017. Total return for our common shares is calculated based on changes in net asset value per common share or "book value per common share" and assumes reinvestment of dividends. On December 31, 2018, we redeemed all 503,988 of our outstanding LTIP units which we had originally issued under our incentive plans, with each LTIP unitholder receiving in exchange an equal number of LTIP units of the Operating Partnership (the "Redemption Transaction"). While the Redemption Transaction did not affect fully diluted book value per common share, it did cause a 1.66% decline in book value per common share. Were we to calculate total return per common share based on changes in fully diluted book value per common share as opposed to book value per common share, the total return for our common shares for the year ended December 31, 2018 would have been 9.21%.

Net Investment Income
Net investment income was $43.1 million and $35.2 million for the years ended December 31, 2018 and 2017, respectively. Net investment income consists of interest and other income less total expenses. The year-over-year increase in net investment income was due to an increase in total investment income, principally interest income, which was partially offset by an increase in total expenses, mainly interest expense and other investment related expenses.
Interest Income
Interest income was $131.0 million for the year ended December 31, 2018 as compared to $89.6 million for the year ended December 31, 2017. Interest income includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral. The year-over-year increase in interest income was primarily due to an increase in the size of our credit portfolio for the year ended December 31, 2018, as compared to the year ended December 31, 2017.
For the year ended December 31, 2018, interest income from our credit portfolio was $91.6 million, as compared to $54.3 million for the year ended December 31, 2017. This year-over-year increase was primarily due to the larger size of the credit portfolio for the year ended December 31, 2018, partially offset by lower average asset yields on this portfolio. For the year ended December 31, 2018, interest income from our Agency RMBS was $31.1 million, as compared to $27.2 million for the year ended December 31, 2017. This year-over-year increase was primarily due to the larger size of the Agency portfolio for the year ended December 31, 2018, along with slightly higher asset yields, partially offset by a reversal of the Catch-up Premium Amortization Adjustment. For the year ended December 31, 2018, we had a negative Catch-up Premium Amortization Adjustment of $0.1 million, which decreased our interest income. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the year ended December 31, 2018 was 5.85%. By comparison, for the year ended December 31, 2017 the Catch-up Premium Amortization Adjustment increased interest income by approximately $1.1 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the year ended December 31, 2017 was 5.39%.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the years ended December 31, 2018 and 2017:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Year ended December 31, 2018	$91,624	$1,139,460	8.04%	$31,115	$960,090	3.24%	$122,739	$2,099,550	5.85%
Year ended December 31, 2017	$54,347	$647,507	8.39%	$27,190	$844,523	3.22%	$81,537	$1,492,030	5.46%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Base Management Fees
For the years ended December 31, 2018 and 2017, base management fee incurred, which is based on total equity at the end of each quarter, was $7.6 million and $9.1 million, respectively, net of fee rebates. During the years ended December 31, 2018 and 2017, our Manager credited us with rebates on our management fee, related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees, of $1.4 million and $0.3 million, respectively. The year-over-year decrease in the base management fee was primarily due to the year-over-year increase in this fee rebate from our Manager as well as our smaller average capital base in the later period.
Interest Expense
Interest expense primarily includes interest on funds borrowed under reverse repos and Total other secured borrowings, interest on our Existing Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $56.7 million for the year ended December 31, 2018, as compared to $31.1 million for the year ended December 31, 2017, largely reflecting the increase in borrowings related to the growth of both the credit and the Agency portfolios, as well as the additional expense associated with our Existing Senior Notes, which have a higher cost of funds than our other borrowings. Also contributing to the period-over-period increase in our total interest expense was a higher average rate on our secured borrowings, which rose as LIBOR increased.

The table below summarizes the components of interest expense for the years ended December 31, 2018 and 2017.

	For the Year Ended
(In thousands)	December 31, 2018	December 31, 2017
Reverse repos and Total other secured borrowings	$46,280	$21,502
Existing Senior Notes (1)	4,778	1,765
Securities sold short (2)	5,116	6,104
Other (3)	533	1,749
Total	$56,707	$31,120

(1)	Amount includes the related amortization of debt issuance costs.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)	Primarily includes repurchase agreements with negative interest rates, which can occur when we borrow certain bonds that we have sold short.
The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on, or correlated with, LIBOR, including reverse repos and Total other secured borrowings, for the years ended December 31, 2018 and 2017.

	For the Year Ended
	December 31, 2018			December 31, 2017
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$730,447	$26,938	3.69%	$304,280	$11,066	3.64%
Agency RMBS	882,388	18,593	2.11%	789,720	9,438	1.20%
Subtotal(1)	1,612,835	45,531	2.82%	1,094,000	20,504	1.87%
Corporate Credit Relative Value Trading Strategy	16,836	379	2.26%	52,437	786	1.50%
U.S. Treasury Securities	18,349	370	2.02%	26,307	212	0.81%
Total	$1,648,020	$46,280	2.81%	$1,172,744	$21,502	1.83%
Average One-Month LIBOR			2.02%			1.11%
Average Six-Month LIBOR			2.49%			1.48%

(1)	Excludes U.S. Treasury Securities and investments in our corporate credit relative value trading strategy.
As shown in the table above, the secured borrowings in our corporate credit relative value trading strategy have much lower costs of funds than most of our other credit-related secured borrowings, because this strategy tends to involve more liquid assets, financed for shorter terms, as compared to our other credit strategies. In light of this large difference in borrowing costs, as well as the more short-term nature and varying overall size of our positions in this strategy, we have broken out in the above table the secured borrowings in that strategy from our other credit-related secured borrowings. Our average cost of funds on our total credit portfolio, including our corporate credit relative value trading strategy, was 3.66% and 3.32% for the years ended December 31, 2018 and 2017.
Among other instruments, we use interest rate swaps to hedge our portfolios against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 2.73% for the year ended December 31, 2018 and remain flat at 1.83% for the year ended December 31, 2017. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 3.12% and 3.63% for the years ended December 31, 2018 and 2017, respectively. If we were to exclude the impact of the Catch-up Premium Amortization Adjustment, our net interest margin for the years ended December 31, 2018 and 2017 would be 3.12% and 3.56%, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. Incentive fee incurred for the year ended December 31, 2018 was $0.7 million. No incentive fee was incurred for the year ended December 31, 2017, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the years ended December 31, 2018 and 2017 other investment related expenses were $17.0 million and $9.8 million, respectively. The increase in other investment related expenses was primarily due to an increase in servicing expenses on our loan portfolios, an increase in dividend expense on common stock sold short, and various other expenses related to our residential and commercial mortgage loan and REO portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based compensation expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $10.0 million for the year ended December 31, 2018 as compared to $8.9 million for the year ended December 31, 2017. The increase in other operating expenses for the year ended December 31, 2018 was primarily due to an increase in professional fees relating to our tax conversion.
Net Realized and Unrealized Gains (Losses) on Investments
During the year ended December 31, 2018, we had net realized and unrealized losses on investments of $(0.5) million, as compared to net realized and unrealized gains on investments of $11.3 million for the year ended December 31, 2017. Included in our investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, which are used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
Net realized and unrealized losses on investments of $(0.5) million for the year ended December 31, 2018 resulted principally from net realized and unrealized losses on Agency RMBS, U.S. CLOs, and European RMBS, partially offset by net realized and unrealized gains on TBAs, CMBS, listed and non-listed equity investments, and European non-performing loans.
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
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the year ended December 31, 2018, we had net realized and unrealized gains on our financial derivatives of $9.5 million, as compared to net realized and unrealized losses of $(18.7) million for the year ended December 31, 2017. Our financial derivatives consist of interest rate derivatives, which we use primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both of which we use primarily to hedge credit risk, but also for non-hedging purposes. Non-hedging credit derivatives and total return swaps include both long and short positions. Our derivatives also include foreign currency forwards and futures, which we use to hedge foreign currency risk. Our interest rate derivatives are primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures. We also use certain non-derivative instruments, such as TBAs, corporate debt, U.S. Treasury securities and sovereign debt instruments, to hedge interest rate risk. During both the current and prior periods, our derivative credit hedges were primarily in the form of short positions in instruments tied to corporate credit, credit default swaps on asset-backed indices and individual MBS, and total return swaps.
Net realized and unrealized gains of $9.5 million on our financial derivatives for the year ended December 31, 2018 resulted primarily from net realized and unrealized gains on our total return swaps, interest rate swaps, CDS on corporate bond indices, partially offset by net realized and unrealized losses on credit default swaps on asset-backed indices. Net realized and unrealized gains on our foreign currency hedges more than offset the net foreign exchange transaction and translation losses. Translation and transaction net losses were incurred in connection with our non-dollar denominated European assets.
Net realized and unrealized losses on our financial derivatives of $(18.7) million for the year ended December 31, 2017 resulted primarily from net losses on our foreign exchange currency hedges, CDS on asset-backed and corporate bond indices, and total return swaps. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency hedges. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining positions in MBS and other assets, making distributions in the form of dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repurchase agreements, or "repos," reverse repos, TBAs, and financial derivative contracts, repayment of reverse repo borrowings and other secured borrowings to the extent we are unable or unwilling to extend such borrowings, payment of our general operating expenses, payment of interest payments on our Existing Senior Notes, and payment of our dividends. Our capital resources primarily include cash on hand, cash flow from our investments (including principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under reverse repos and other secured borrowings, and proceeds from equity and debt offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.
The following summarizes our reverse repos:

	Reverse Repurchase Agreements
(In thousands)	Average Borrowed Funds During the Period	Borrowed Funds Outstanding at End of the Period
Year Ended December 31, 2018	$1,427,632	$1,498,849
Year Ended December 31, 2017	$1,082,518	$1,209,315
The following summarizes our borrowings under reverse repos by remaining maturity:

(In thousands)	December 31, 2018
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$276,655	18.5%
31 - 60 Days	605,316	40.4%
61 - 90 Days	348,623	23.3%
91 - 120 Days	506	—%
121 - 150 Days	26,222	1.7%
151 - 180 Days	9,491	0.6%
181 - 360 Days	91,730	6.1%
> 360 Days	140,306	9.4%
	$1,498,849	100.0%
Reverse repos involving underlying investments that we sold prior to December 31, 2018, for settlement following December 31, 2018, are shown using their original maturity dates even though such reverse repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our reverse repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a reverse repo lender applies to the market value of an asset serving as collateral for a reverse repo borrowing, for the purpose of determining whether such reverse repo borrowing is adequately collateralized. As of December 31, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding reverse repo borrowings (excluding reverse repo borrowings related to U.S. Treasury securities) was 28.5% with respect to credit assets, 5.4% with respect to Agency RMBS assets, and 15.9% overall. As of December 31, 2017 these respective weighted average contractual haircuts were 30.4%, 5.6%, and 15.1%.
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
As of December 31, 2018 and 2017, we had $1.5 billion and $1.2 billion, respectively, of borrowings outstanding under our reverse repos. As of December 31, 2018, the remaining terms on our reverse repos ranged from 2 days to 871 days, with a weighted average remaining term of 121 days. As of December 31, 2017, the remaining terms on our reverse repos ranged from 2 days to 1094 days, with a weighted average remaining term of 99 days. Our reverse repo borrowings were with a total of 23 counterparties as of both December 31, 2018 and 2017. As of December 31, 2018 and 2017, our reverse repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 3.13% and 1.98%, respectively. As of December 31, 2018, our reverse repos had interest rates ranging from 0.23% to 6.07%. As of December 31, 2017, our reverse repos had interest rates ranging from (1.25)% to 4.94%. Investments transferred as collateral under reverse repos had an aggregate fair value of $1.8 billion and $1.4 billion as of December 31, 2018 and 2017, respectively. The interest rates of our reverse repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our reverse repos will be funded primarily through the roll/re-initiation of reverse repos and, if we are unable or unwilling to roll/re-initiate our reverse repos, through free cash and proceeds from the sale of securities.
Although we typically finance the vast majority of our holdings of Agency RMBS, as of December 31, 2018 and 2017, we held unencumbered Agency pools, on a settlement date basis, in the amount of $0.4 million and $4.5 million, respectively.
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under reverse repurchase agreements for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
December 31, 2018	$1,498,849	$1,509,819	$1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(1)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,026,841	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096
March 31, 2016	1,149,064	1,178,552	1,205,385

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

In addition to our borrowings under reverse repurchase agreements, we have entered into various other types of transactions to finance certain of our non-QM and consumer loans, and commercial mortgage loans and REO; these transactions are accounted for as collateralized borrowings. As of December 31, 2018 and 2017 we had outstanding borrowings related to such transactions in the amount of $412.0 million and $183.0 million, respectively, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2018, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $483.5 million. As of December 31, 2017, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $222.1 million. See Note 7 in the notes to our consolidated financial statements for further information on our other secured borrowings.
As of December 31, 2018 and 2017, we had $86.0 million outstanding of unsecured Existing Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.25%, subject to adjustment based on changes, if any, in the ratings of the

Existing Senior Notes. See Note 7 of the notes to our consolidated financial statements for further detail on the Existing Senior Notes.
As of December 31, 2018, we had an aggregate amount at risk under our reverse repos with 23 counterparties of approximately $306.4 million, and as of December 31, 2017, we had an aggregate amount at risk under our reverse repos with 23 counterparties of approximately $219.3 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under reverse repos. If the amounts outstanding under reverse repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of December 31, 2018 and 2017 does not include approximately $2.6 million and $4.2 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of December 31, 2018, we had an aggregate amount at risk under our derivative contracts with 12 counterparties of approximately $25.2 million. We also had $8.3 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2017, we had an aggregate amount at risk under our derivatives contracts with 12 counterparties of approximately $30.9 million. We also had $9.9 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 5 counterparties of approximately $1.7 million. As of December 31, 2017, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $2.4 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $44.7 million and $47.2 million as of December 31, 2018 and 2017, respectively. Similar to 2017, throughout 2018 we continued to hold a portion of our credit portfolio in certain more liquid, lower-risk assets. We believe that these assets can be sold in a relatively short time period, to redeploy into higher-yielding strategies, and in the meantime these assets provide the opportunity for solid positive carry. As a result of these holdings, our cash and cash equivalents were lower as of both December 31, 2018, and December 31, 2017, as compared to previous years.
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
During the year ended December 31, 2018 we repurchased 1,547,148 common shares at an average price per share of $14.95 and a total cost of $23.1 million. From inception of the current share repurchase program through March 8, 2019, we have repurchased 411,915 common shares at an average price per share of $15.34 and a total cost of $6.3 million.
Additionally we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell common shares from time to time with a maximum aggregate gross offering price of up to $150 million. As of December 31, 2018 we have not yet issued common shares under the ATM program.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to shareholders and holders of convertible units for the years ended December 31, 2017 and 2018:
(In thousands except per share amounts)

Record Date	Payment Date	Dividend Per Share	Dividend Amount
March 1, 2017	March 15, 2017	$0.45	$14,821
June 1, 2017	June 15, 2017	$0.45	$14,757
September 1, 2017	September 15, 2017	$0.45	$14,757
December 1, 2017	December 15, 2017	$0.41	$13,300
March 1, 2018	March 15, 2018	$0.41	$12,850
June 1, 2018	June 15, 2018	$0.41	$12,650
August 31, 2018	September 17, 2018	$0.41	$12,651
November 30, 2018	December 17, 2018	$0.41	$12,584
On February 14, 2019, our Board of Directors approved a dividend in the amount of $0.41 per share payable on March 15, 2019 to shareholders of record as of March 1, 2019.
On March 11, 2019, our Board of Directors approved a dividend in the amount of $0.14 per share payable on April 25, 2019 to stockholders of record as of March 29, 2019.
For the year ended December 31, 2018, our operating activities used net cash in the amount of $494.2 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $409.7 million. We received $201.9 million in proceeds from the issuance of Total other secured borrowings, net of certain expenses related to these issuances, and we used $43.8 million for principal payments on Other secured borrowings. Thus our operating activities, when combined with our reverse repo financings, Total other secured borrowings (net of repayments and certain expenses related to the issuance of debt), provided net cash of $73.6 million for the year ended December 31, 2018. In addition, contributions from non-controlling interests provided cash of $21.5 million. We used $50.7 million to pay dividends, $23.9 million for distributions to non-controlling interests (our joint venture partners), and $23.1 million to repurchase common shares. As a result there was a decrease in our cash holdings of $2.6 million, from $47.7 million as of December 31, 2017 to $45.1 million as of December 31, 2018.
For the year ended December 31, 2017, our operating activities used net cash in the amount of $462.9 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $174.0 million. We received $217.0 million in proceeds from the issuance of Total other secured borrowings, net of certain expenses related to these issuances, and we used $28.8 million for principal payments on Other secured borrowings. We also received $84.7 million in proceeds from the issuance of Senior Notes, net of debt issuance costs paid. Thus our operating activities, when combined with our reverse repo financings, Total other secured borrowings (net of repayments and certain expenses related to the issuance of debt), and the net borrowings related to our Existing Senior Notes, used net cash of $16.1 million for the year ended December 31, 2017. In addition, contributions from non-controlling interests provided cash of $20.7 million. We used $57.6 million to pay dividends, $8.6 million for distributions to non-controlling interests (our joint venture partners), and $14.6 million to repurchase common shares. As a result there was a decrease in our cash holdings of $76.3 million, from $123.9 million as of December 31, 2016 to $47.7 million as of December 31, 2017.
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
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 6, Note 7, and Note 9 of the notes to our consolidated financial statements for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At December 31, 2018 we have not entered into any reverse repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at December 31, 2018 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.

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

The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of December 31, 2018, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$9,723	1.63%	$15,541	2.61%	$(13,628)	(2.29)%	$(31,160)	(5.24)%
Non-Agency RMBS, CMBS, Other ABS, and Mortgage Loans	3,604	0.61%	7,283	1.22%	(3,528)	(0.59)%	(6,980)	(1.17)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(11,931)	(2.01)%	(24,312)	(4.08)%	11,481	1.93%	22,510	3.78%
Mortgage-Related Derivatives	10	—%	22	—%	(8)	—%	(14)	—%
Corporate Securities and Derivatives on Corporate Securities	(287)	(0.05)%	(573)	(0.09)%	289	0.05%	580	0.09%
Repurchase Agreements and Reverse Repurchase Agreements	(2,582)	(0.43)%	(5,162)	(0.87)%	2,578	0.43%	5,152	0.87%
Total	$(1,463)	(0.25)%	$(7,201)	(1.21)%	$(2,816)	(0.47)%	$(9,912)	(1.67)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our December 31, 2018 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "Business—Special Note Regarding Forward-Looking Statements."

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ellington Financial Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of assets, liabilities, and equity, including the consolidated condensed schedule of investments, of Ellington Financial LLC and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2019

We have served as the Company’s auditor since 2007.

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY

	December 31, 2018	December 31, 2017
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$44,656	$47,233
Restricted cash	425	425
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $2,970,306 and $2,071,754)	2,939,311	2,071,707
Financial derivatives–assets, at fair value (Net cost – $22,526 and $31,474)	20,001	28,165
Repurchase agreements, at fair value (Cost – $61,274 and $155,109)	61,274	155,949
Total investments, financial derivatives, and repurchase agreements	3,020,586	2,255,821
Due from brokers	71,794	140,404
Receivable for securities sold and financial derivatives	780,826	476,000
Interest and principal receivable	37,676	29,688
Other assets	15,536	43,770
Total Assets	$3,971,499	$2,993,341
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $844,604 and $640,202)	$850,577	$642,240
Financial derivatives–liabilities, at fair value (Net proceeds – $19,019 and $27,463)	20,806	36,273
Total investments and financial derivatives	871,383	678,513
Reverse repurchase agreements	1,498,849	1,209,315
Due to brokers	5,553	1,721
Payable for securities purchased and financial derivatives	488,411	202,703
Other secured borrowings (Proceeds – $114,100 and $57,909)	114,100	57,909
Other secured borrowings, at fair value (Proceeds – $298,706 and $125,105)	297,948	125,105
Senior notes, net	85,035	84,771
Accounts payable and accrued expenses	5,723	3,885
Base management fee payable to affiliate	1,744	2,113
Interest and dividends payable	7,159	5,904
Other liabilities	424	441
Total Liabilities	3,376,329	2,372,380
EQUITY	595,170	620,961
TOTAL LIABILITIES AND EQUITY	$3,971,499	$2,993,341
Commitments and contingencies (Note 17)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(29,796,601 and 31,335,938 shares issued and outstanding)	$563,833	$589,722
Additional paid-in capital – Long term incentive plan units	—	10,377
Total Shareholders' Equity	563,833	600,099
Non-controlling interests	31,337	20,862
Total Equity	$595,170	$620,961
PER SHARE INFORMATION:
Common shares	$18.92	$19.15

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Cash Equivalents—Money Market Funds (2.09%) (a) (b)
North America
Funds
$12,460	Various	2.31% - 2.34%		$12,460
Total Cash Equivalents—Money Market Funds (Cost $12,460)				$12,460

Long Investments (493.86%) (a) (b) (ad)
Mortgage-Backed Securities (300.21%)
Agency Securities (243.66%) (c)
Fixed Rate Agency Securities (230.23%)
Principal and Interest - Fixed Rate Agency Securities (148.68%)
North America
Mortgage-related—Residential
$143,523	Federal National Mortgage Association Pools (30 Year)	4.00%	9/39 - 11/48	$147,395
111,109	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.00%	11/41 - 12/48	114,104
82,189	Federal National Mortgage Association Pools (30 Year)	3.50%	9/42 - 2/48	82,450
74,478	Government National Mortgage Association Pools (30 Year)	4.50%	9/46 - 1/49	77,266
65,892	Federal National Mortgage Association Pools (30 Year)	4.50%	10/41 - 12/48	68,853
51,362	Government National Mortgage Association Pools (30 Year)	4.00%	7/45 - 5/48	52,544
46,026	Government National Mortgage Association Pools (30 Year)	5.00%	2/48 - 12/48	48,245
45,670	Federal Home Loan Mortgage Corporation Pools (30 Year)	4.50%	9/43 - 10/48	47,583
42,663	Federal National Mortgage Association Pools (15 Year)	3.50%	3/28 - 3/32	43,241
38,420	Federal National Mortgage Association Pools (30 Year)	5.00%	10/35 - 8/48	40,652
32,106	Government National Mortgage Association Pools (30 Year)	3.50%	12/42 - 12/47	32,253
25,082	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.50%	1/42 - 3/48	25,185
21,807	Government National Mortgage Association Pools (30 Year)	5.50%	4/48 - 12/48	23,207
10,899	Federal National Mortgage Association Pools (15 Year)	3.00%	4/30 - 9/32	10,895
8,275	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.50%	9/28 - 12/32	8,389
7,287	Federal Home Loan Mortgage Corporation Pools (Other)	3.50%	4/43 - 9/46	7,316
6,096	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.00%	7/44 - 10/48	6,423
5,728	Federal National Mortgage Association Pools (15 Year)	4.00%	6/26 - 5/31	5,823
5,023	Federal National Mortgage Association Pools (30 Year)	5.50%	10/39 - 6/48	5,342
4,547	Federal National Mortgage Association Pools (Other)	5.00%	9/43 - 1/44	4,772
4,394	Federal National Mortgage Association Pools (Other)	4.00%	12/47	4,478
3,408	Government National Mortgage Association Pools (30 Year)	6.00%	5/48 - 11/48	3,666
2,773	Federal Home Loan Mortgage Corporation Pools (30 Year)	3.00%	7/43 - 6/45	2,722
2,603	Federal National Mortgage Association Pools (30 Year)	3.00%	1/42 - 6/45	2,556
2,508	Government National Mortgage Association Pools (30 Year)	3.75%	7/47	2,537
2,348	Federal Home Loan Mortgage Corporation Pools (Other)	4.50%	5/44	2,432
2,343	Federal Home Loan Mortgage Corporation Pools (15 Year)	3.00%	4/30	2,342
2,177	Federal National Mortgage Association Pools (15 Year)	4.50%	4/26	2,265
2,025	Federal National Mortgage Association Pools (Other)	4.50%	5/41	2,079
1,677	Federal Home Loan Mortgage Corporation Pools (30 Year)	5.50%	8/33 - 5/48	1,786
1,478	Federal National Mortgage Association Pools (20 Year)	4.00%	12/33	1,526

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$976	Federal Home Loan Mortgage Corporation Pools (20 Year)	4.50%	12/33	$1,021
886	Federal Home Loan Mortgage Corporation Pools (15 Year)	4.00%	2/29	897
651	Federal Home Loan Mortgage Corporation Pools (30 Year)	6.00%	5/40	697
710	Government National Mortgage Association Pools (30 Year)	3.00%	11/42	695
588	Federal National Mortgage Association Pools (30 Year)	6.00%	9/39 - 2/40	631
524	Government National Mortgage Association Pools (30 Year)	2.49%	10/43	496
109	Federal National Mortgage Association Pools (30 Year)	3.28%	6/42	106
				884,870
Interest Only - Fixed Rate Agency Securities (1.77%)
North America
Mortgage-related—Residential
17,505	Government National Mortgage Association	4.00%	2/45 - 6/45	2,828
10,446	Federal National Mortgage Association	4.50%	12/20 - 6/44	1,223
4,768	Government National Mortgage Association	6.00%	6/38 - 8/39	978
5,949	Government National Mortgage Association	4.50%	6/39 - 7/44	808
3,401	Federal National Mortgage Association	5.50%	10/39	749
3,612	Government National Mortgage Association	5.50%	11/43	623
3,642	Federal Home Loan Mortgage Corporation	3.50%	12/32	515
3,560	Federal National Mortgage Association	4.00%	5/39 - 11/43	513
2,659	Federal National Mortgage Association	5.00%	1/38 - 5/40	463
5,122	Federal Home Loan Mortgage Corporation	5.00%	11/38	402
3,749	Federal Home Loan Mortgage Corporation	5.50%	1/39 - 9/39	336
1,613	Federal National Mortgage Association	6.00%	1/40	274
1,463	Federal Home Loan Mortgage Corporation	4.50%	7/43	254
2,291	Federal National Mortgage Association	3.00%	9/41	203
3,043	Government National Mortgage Association	5.00%	5/37 - 5/41	181
842	Government National Mortgage Association	4.75%	7/40	160
				10,510
TBA - Fixed Rate Agency Securities (79.78%)
North America
Mortgage-related—Residential
299,455	Government National Mortgage Association (30 Year)	5.00%	1/19	311,515
122,003	Federal National Mortgage Association (30 Year)	4.00%	1/19	124,376
21,540	Federal Home Loan Mortgage Corporation (30 Year)	3.50%	1/19	21,529
10,579	Government National Mortgage Association (30 Year)	5.50%	1/19	11,058
4,800	Government National Mortgage Association (30 Year)	3.00%	1/19	4,727
1,660	Federal Home Loan Mortgage Corporation (15 Year)	3.00%	1/19	1,655
				474,860
Total Fixed Rate Agency Securities (Cost $1,388,115)				1,370,240

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Floating Rate Agency Securities (13.43%)
Principal and Interest - Floating Rate Agency Securities (10.24%)
North America
Mortgage-related—Residential
$52,532	Government National Mortgage Association Pools	4.39% - 4.67%	7/61 - 12/67	$55,475
3,515	Federal National Mortgage Association Pools	2.70% - 4.69%	9/35 - 5/45	3,650
1,808	Federal Home Loan Mortgage Corporation Pools	3.49% - 4.72%	6/37 - 5/44	1,846
				60,971
Interest Only - Floating Rate Agency Securities (3.19%)
North America
Mortgage-related—Residential
228,763	Other Government National Mortgage Association	0.38% - 5.64%	6/31 - 10/66	10,772
70,568	Other Federal National Mortgage Association	1.13% - 5.50%	6/33 - 11/46	4,880
48,699	Other Federal Home Loan Mortgage Corporation	1.55% - 4.19%	3/36 - 1/44	3,256
5,220	Resecuritization of Government National Mortgage Association (d)	2.21%	8/60	98
				19,006
Total Floating Rate Agency Securities (Cost $81,873)				79,977
Total Agency Securities (Cost $1,469,988)				1,450,217
Private Label Securities (56.55%)
Principal and Interest - Private Label Securities (55.33%)
North America (27.62%)
Mortgage-related—Residential
227,479	Various	0.00% - 24.56%	5/19 - 3/47	149,273
Mortgage-related—Commercial
37,171	Various	2.80% - 3.29%	3/49 - 5/61	15,137
Total North America (Cost $153,769)				164,410
Europe (27.71%)
Mortgage-related—Residential
183,154	Various	0.00% - 5.50%	6/25 - 12/52	149,425
Mortgage-related—Commercial
24,978	Various	0.38% - 4.29%	10/20 - 8/45	15,482
Total Europe (Cost $172,661)				164,907
Total Principal and Interest - Private Label Securities (Cost $326,430)				329,317

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

Current Principal/Notional Value	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Interest Only - Private Label Securities (1.22%)
North America
Mortgage-related—Residential
$30,842	Various	0.00% - 2.00%	12/30 - 9/47	$3,941
Mortgage-related—Commercial
41,707	Various	1.25% - 2.00%	3/49 - 5/61	3,289
Total Interest Only - Private Label Securities (Cost $5,189)				7,230
Other Private Label Securities (0.00%)
North America
Mortgage-related—Commercial
—	Various	—%	7/45 - 5/61	—
Total Other Private Label Securities (Cost $0)				—
Total Private Label Securities (Cost $331,619)				336,547
Total Mortgage-Backed Securities (Cost $1,801,607)				1,786,764
Collateralized Loan Obligations (20.82%)
North America (20.82%) (e)
269,224	Various	0.00% - 10.54%	4/20- 10/2118	123,893
Total North America (Cost $139,424)				123,893
Total Collateralized Loan Obligations (Cost $139,424)				123,893
Consumer Loans and Asset-backed Securities backed by Consumer Loans (34.74%) (f)
North America (34.59%)
Consumer (g) (h)
233,602	Various	5.31% - 76.50%	1/19 - 12/23	205,877
Total North America (Cost $211,221)				205,877
Europe (0.15%)
Consumer
3,540	Various	—%	12/30	884
Total Europe (Cost $761)				884
Total Consumer Loans and Asset-backed Securities backed by Consumer Loans (Cost $211,982)				206,761

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

Current Principal/Number of Properties		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Corporate Debt (3.76%)
North America (1.95%)
Communications
$938	Various	—%	5/22	$824
Consumer
3,342	Various	6.69%	1/27	3,141
Energy
2,080	Various	4.63%	9/21	1,877
Industrial
1,755	Various	3.75%	12/21	1,742
Technology
4,570	Various	0.00% - 4.38%	5/20 - 5/22	4,002
Total North America (Cost $11,949)				11,586
Europe (1.81%)
Consumer
20,574	Various	—%	1/19	—
Financial
11,235	Various	0.00% - 16.00%	10/20 - 11/22	10,806
Total Europe (Cost $12,319)				10,806
Total Corporate Debt (Cost $24,268)				22,392
Secured Notes (1.83%) (n)
North America
Mortgage-related—Residential
17,608	Various	5.00%	11/57	10,917
Total Secured Notes (Cost $12,138)				10,917
Mortgage Loans (118.96%) (f)
North America
Mortgage-related—Commercial (j)
235,459	Various	4.31% - 12.74%	3/19 - 10/37	211,185
Mortgage-related—Residential (k) (m)
493,248	Various	2.00% - 15.00%	3/19 - 12/58	496,830
Total Mortgage Loans (Cost $703,366)				708,015
Real Estate Owned (5.80%) (f) (l)
North America
Real estate-related
5	Single-Family Houses			1,296
18	Commercial Properties			33,204
Total Real Estate Owned (Cost $35,371)				34,500

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

Current Principal/Number of Shares		Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Common Stock (0.37%)
North America (0.37%)
Consumer
24	Exchange Traded Equity			$25
Financial
213	Exchange Traded Equity			2,175
Total North America (Cost $2,482)				2,200
Total Corporate Equity Investments (Cost $2,482)				2,200
Corporate Equity Investments (7.36%)
North America (7.36%)
Communications
7	Non-Exchange Traded Corporate Equity			97
Consumer
n/a	Non-Controlling Equity Interest in Limited Liability Company (i)			4,045
3,000	Non-Exchange Traded Preferred Equity Investment in Consumer Loan Originators (n)			3,000
1,540	Non-Exchange Traded Corporate Equity			—
Diversified
144	Non-Exchange Traded Corporate Equity			1,433
Mortgage-related—Commercial (n)
n/a	Non-Controlling Equity Interest in Limited Liability Company			1,147
Mortgage-related—Residential (n)
23	Non-Exchange Traded Preferred Equity Investment in Mortgage Originators			27,317
9,818	Non-Exchange Traded Common Equity Investment in Mortgage Originators			6,750
Total North America (Cost $39,587)				43,789
Europe (0.00%)
Consumer
125	Non-Exchange Traded Corporate Equity			—
Financial
—	Non-Exchange Traded Corporate Equity			4
Total Europe (Cost $5)				4
Total Corporate Equity Investments (Cost $39,592)				43,793
U.S. Treasury Securities (0.01%)
North America
Government
$75	U.S. Treasury Note	2.75%	4/23	76
Total U.S. Treasury Securities (Cost $76)				76
Total Long Investments (Cost $2,970,306)				$2,939,311

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Repurchase Agreements (10.30%) (a) (b) (o)
$13,854	JP Morgan Securities LLC	3.25%	1/19	$13,854
	Collateralized by Par Value $13,600
	U.S. Treasury Note, Coupon 2.88%,
	Maturity Date 11/21
10,712	JP Morgan Securities LLC	3.15%	1/19	10,712
	Collateralized by Par Value $10,451
	U.S. Treasury Note, Coupon 2.88%,
	Maturity Date 10/23
10,365	JP Morgan Securities LLC	(0.75)%	1/19	10,365
	Collateralized by Par Value $10,102
	Sovereign Government Bond, Coupon 0.75%
	Maturity Date 7/21
9,379	JP Morgan Securities LLC	(0.65)%	1/19	9,379
	Collateralized by Par Value $9,161
	Sovereign Government Bond, Coupon 2.75%,
	Maturity Date 4/19
3,562	JP Morgan Securities LLC	3.05%	1/19	3,562
	Collateralized by Par Value $3,400
	U.S. Treasury Note, Coupon 3.13%,
	Maturity Date 11/28
2,884	JP Morgan Securities LLC	2.95%	1/19	2,884
	Collateralized by Par Value $2,800
	U.S. Treasury Note, Coupon 2.88%,
	Maturity Date 8/28
2,098	Bank of America Securities	2.90%	1/19	2,098
	Collateralized by Par Value $2,062
	U.S. Treasury Note, Coupon 2.88%,
	Maturity Date 11/23
1,975	Bank of America Securities	2.90%	1/19	1,975
	Collateralized by Par Value $1,939
	U.S. Treasury Note, Coupon 2.75%,
	Maturity Date 8/23
1,710	Barclays Capital Inc	(1.65)%	1/19	1,710
	Collateralized by Par Value $1,900
	Exchange-Traded Corporate Debt, Coupon 5.95%,
	Maturity Date 12/26
1,369	Bank of America Securities	3.05%	1/19	1,369
	Collateralized by Par Value $1,355
	U.S. Treasury Note, Coupon 2.75%,
	Maturity Date 4/23
957	Morgan Stanley	(2.15)%	1/19	957
	Collateralized by Par Value $1,000
	Exchange-Traded Corporate Debt, Coupon 5.95%,
	Maturity Date 12/26

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

Current Principal	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
(continued)
$797	Barclays Capital Inc	(0.75)%	1/19	$797
	Collateralized by Par Value $1,200
	Exchange-Traded Corporate Debt, Coupon 9.88%,
	Maturity Date 2/24
531	Barclays Capital Inc	(1.25)%	1/19	531
	Collateralized by Par Value $800
	Exchange-Traded Corporate Debt, Coupon 9.88%,
	Maturity Date 2/24
525	RBC Capital Markets LLC	2.05%	1/19	525
	Collateralized by Par Value $500
	Exchange-Traded Corporate Debt, Coupon 5.75%,
	Maturity Date 10/22
469	Bank of America Securities	3.05%	1/19	469
	Collateralized by Par Value $463
	U.S. Treasury Note, Coupon 2.63%,
	Maturity Date 6/23
87	Societe Generale	(1.85)%	1/19	87
	Collateralized by Par Value $100
	Exchange-Traded Corporate Debt, Coupon 5.95%,
	Maturity Date 12/26
Total Repurchase Agreements (Cost $61,274)				$61,274

Investments Sold Short (-142.91%) (a) (b)
TBA - Fixed Rate Agency Securities Sold Short (-129.87%) (p)
North America
Mortgage-related—Residential
$(156,590)	Federal National Mortgage Association (30 year)	4.50%	1/19	$(162,119)
(117,590)	Government National Mortgage Association (30 year)	4.50%	1/19	(121,637)
(107,397)	Federal Home Loan Mortgage Corporation (30 year)	4.00%	1/19	(109,465)
(87,817)	Federal National Mortgage Association (30 year)	5.00%	1/19	(91,971)
(86,893)	Government National Mortgage Association (30 year)	4.00%	1/19	(88,994)
(76,912)	Federal National Mortgage Association (30 year)	3.50%	1/19	(76,891)
(32,260)	Government National Mortgage Association (30 year)	3.50%	1/19	(32,484)
(26,530)	Federal National Mortgage Association (15 year)	3.50%	1/19	(26,859)
(24,841)	Federal Home Loan Mortgage Corporation (30 year)	4.50%	1/19	(25,707)
(16,557)	Federal National Mortgage Association (30 year)	3.00%	1/19	(16,153)
(13,450)	Federal National Mortgage Association (15 year)	3.00%	1/19	(13,426)
(6,860)	Federal National Mortgage Association (30 year)	5.50%	1/19	(7,258)
Total TBA - Fixed Rate Agency Securities Sold Short (Proceeds -$766,777)				(772,964)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

Current Principal/Number of Shares	Description	Rate	Maturity	Fair Value
(In thousands)				Expressed in U.S. Dollars
Government Debt Sold Short (-9.10%)
North America (-5.85%)
Government
$(13,600)	U.S. Treasury Note	2.88%	11/21	$(13,754)
(10,451)	U.S. Treasury Note	2.88%	10/23	(10,631)
(3,400)	U.S. Treasury Note	3.13%	11/28	(3,528)
(2,800)	U.S. Treasury Note	2.88%	8/28	(2,844)
(2,062)	U.S. Treasury Note	2.88%	11/23	(2,098)
(1,939)	U.S. Treasury Note	2.75%	8/23	(1,962)
Total North America (Proceeds -$34,410)				(34,817)
Europe (-3.25%)
Government
(19,006)	European Sovereign Bond	0.75% - 2.75%	4/19 - 7/21	(19,334)
Total Europe (Proceeds -$19,545)				(19,334)
Total Government Debt Sold Short (Proceeds -$53,955)				(54,151)
Common Stock Sold Short (-2.84%)
North America
Financial
(277)	Exchange Traded Equity			(16,933)
Total Common Stock Sold Short (Proceeds -$17,164)				(16,933)
Corporate Debt Sold Short (-1.10%)
North America
Communications
(1,730)	Various	4.25%	9/23	(1,734)
Consumer
(500)	Various	5.75%	10/22	(500)
Energy
(2,000)	Various	9.88%	2/24	(1,230)
Financial
(3,600)	Various	4.70% - 5.95%	12/26 - 6/27	(2,810)
Technology
(288)	Various	4.95%	4/23	(255)
Total Corporate Debt Sold Short (Proceeds -$6,708)				(6,529)
Total Investments Sold Short (Proceeds -$844,604)				$(850,577)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Financial Derivatives–Assets (3.36%) (a) (b)
Swaps (3.36%)
Long Swaps:
Credit Default Swaps on Corporate Bond Indices (q)	Credit	$47,815	6/19 - 6/23	$733
Credit Default Swaps on Asset-Backed Indices (q)	Credit	689	12/37	7
Interest Rate Swaps (r)	Interest Rates	29,198	1/19 - 2/19	61
North America
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	4	12/22	—
Communications	Credit	3,090	12/20 - 12/23	18
Consumer	Credit	10,655	6/20 - 12/23	868
Financial	Credit	930	12/23	104
Industrial	Credit	485	12/23	13
Total Credit Default Swaps on Corporate Bonds				1,003
Short Swaps:
Credit Default Swaps on Asset-Backed Indices (s)	Credit	(56,207)	5/46 - 11/59	8,085
Interest Rate Swaps (t)	Interest Rates	(353,741)	3/20 - 12/45	7,163
North America
Credit Default Swaps on Asset-Backed Securities (s)
Mortgage-related—Residential	Credit	(3,186)	6/35 - 12/35	1,472
Credit Default Swaps on Corporate Bonds (s)
Basic Materials	Credit	(2,074)	12/21 - 12/23	25
Communications	Credit	(906)	12/21 - 12/23	226
Consumer	Credit	(2,065)	3/20	30
Energy	Credit	(7,610)	6/19 - 6/23	950
Technology	Credit	(4,070)	6/20 - 6/22	239
Total Credit Default Swaps on Corporate Bonds				1,470
Total Return Swaps (u)
Financial	Equity Market	(17,740)	7/19 - 10/19	1
Total Total Return Swaps				1
Total Swaps (Net cost $22,524)				19,995
Options (0.00%)
Purchased Options:
Interest Rate Caps (w)	Interest Rates	51,545	5/19	—
Total Options (Cost $2)				—

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Futures (0.00%)
Short Futures:
U.S. Treasury Note Futures (x)	Interest Rates	$(151,600)	3/19	$—
Total Futures				—
Forwards (0.00%)
Short Forwards:
Currency Forwards (aa)	Interest Rates	(802)	3/19	6
Total Forwards				6
Total Financial Derivatives–Assets (Net cost $22,526)				$20,001
Financial Derivatives–Liabilities (-3.50%) (a) (b)
Swaps (-3.42%)
Long Swaps:
Credit Default Swaps on Asset-Backed Indices (q)	Credit	$14,838	3/49 - 11/60	$(2,125)
Credit Default Swaps on Corporate Bond Indices (q)	Credit	2,330	12/23	(1,467)
Interest Rate Swaps (r)	Interest Rates	113,809	6/21 - 1/29	(1,987)
North America
Credit Default Swaps on Corporate Bonds (q)
Basic Materials	Credit	2,000	12/23	(25)
Communications	Credit	2,313	6/22 - 12/23	(396)
Consumer	Credit	3,741	3/20 - 6/21	(62)
Energy	Credit	5,144	6/20 - 6/23	(1,885)
Technology	Credit	1,953	6/20 - 6/23	(114)
Total Credit Default Swaps on Corporate Bonds				(2,482)
Recovery Swaps (v)
Consumer	Credit	2,600	6/19	(8)
Total Recovery Swaps				(8)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONTINUED)

	Primary Risk Exposure	Notional Value	Range of Expiration Dates	Fair Value
(In thousands)				Expressed in U.S.Dollars
Short Swaps:
Interest Rate Swaps (t)	Interest Rates	$(71,672)	5/20 - 11/28	$(1,406)
Interest Rate Basis Swaps (z)	Interest Rates	(12,900)	6/19	(4)
Credit Default Swaps on Corporate Bond Indices (s)	Credit	(279,163)	6/19 - 12/23	(10,090)
Total Return Swaps (ab)	Credit	(11,230)	3/19	(6)
North America
Credit Default Swaps on Corporate Bonds (s)
Basic Materials	Credit	(1,180)	12/19	(57)
Communications	Credit	(3,910)	12/19 - 12/23	(11)
Consumer	Credit	(12,830)	6/19 - 12/23	(567)
Financial	Credit	(930)	12/23	(104)
Industrial	Credit	(485)	12/23	(13)
Technology	Credit	(1,160)	6/19	(4)
Total Credit Default Swaps on Corporate Bonds				(756)
Total Swaps (Net proceeds -$19,019)				(20,331)
Futures (-0.06%)
Short Futures:
Eurodollar Futures (ac)	Interest Rates	(98,000)	3/19 - 6/20	(53)
Currency Futures (y)	Interest Rates	(47,931)	3/19	(302)
Total Futures				(355)
Forwards (-0.02%)
Short Forwards:
Currency Forwards (aa)	Interest Rates	(16,497)	3/19	(120)
Total Forwards				(120)
Total Financial Derivatives–Liabilities (Net proceeds -$19,019)				$(20,806)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED CONDENSED SCHEDULE OF INVESTMENTS
AT DECEMBER 31, 2018 (CONCLUDED)

(a)	See Note 2 and Note 3 in Notes to Consolidated Financial Statements.

(b)	Classification percentages are based on Total Equity.

(c)
At December 31, 2018, the Company's long investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 93.99%, 42.12%, and 107.55% of Total Equity, respectively.

(d)	Private trust 100% backed by interest in Government National Mortgage Association collateralized mortgage obligation certificates.

(e)
Includes investment in collateralized loan obligation notes in the amount of $50.8 million that were issued and are managed by related parties of the Company. See Note 9 to the Notes to Consolidated Financial Statements.

(f)
Loans and real estate owned are beneficially owned by the Company through participation certificates in the various trusts that hold such investments. See Note 9 to the Notes to Consolidated Financial Statements.

(g)
Includes investments in participation certificates related to loans titled in the name of a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. At December 31, 2018 loans for which the Company has beneficial interests in the net cash flows, totaled $21.9 million. See Note 9 to the Notes to Consolidated Financial Statements.

(h)
Includes investments in participation certificates related to loans held in a trust owned by a related party of Ellington Management Group, L.L.C. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by the trust. At December 31, 2018 loans held in the related party trust for which the Company has participating interests in the cash flows, totaled $181.5 million. See Note 9 to the Notes to Consolidated Financial Statements.

(i)
Represents the Company's beneficial interest in an entity, which is co-owned by an affiliate of Ellington Management Group, L.L.C. The entity owns subordinated notes issued by, as well as trust certificates representing ownership of, a securitization trust. See Note 6 and Note 9 to the Notes to Consolidated Financial Statements.

(j)	Includes non-performing commercial mortgage loans in the amount of $47.3 million whereby principal and/or interest is past due and a maturity date is not applicable.

(k)	As of December 31, 2018, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $9.1 million.

(l)	Number of properties not shown in thousands, represents actual number of properties owned.

(m)	Includes $314.2 million of non-qualified mortgage loans that have been securitized and are held in a consolidated securitization trusts. See Note 6 to the Notes to Consolidated Financial Statements.

(n)	Represents the Company's investment in a related party. See Note 9 to the Notes to Consolidated Financial Statements.

(o)	In general, securities received pursuant to repurchase agreements were delivered to counterparties in short sale transactions.

(p)
At December 31, 2018, the Company's short investments guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association, represented 66.31%, 22.71%, and 40.85% of Total Equity, respectively.

(q)	For long credit default swaps, the Company sold protection.

(r)	For long interest rate swap contracts, the Company pays a floating rate and receives a fixed rate.

(s)	For short credit default swaps, the Company purchased protection.

(t)	For short interest rate swap contracts, the Company pays a fixed rate and receives a floating rate.

(u)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(v)	For long recovery swaps the Company receives a specified recovery rate in exchange for the actual recovery rate on the underlying.

(w)	Notional value represents the amount on which interest payments are calculated to the extent the market interest rate exceeds the rate cap on the contract.

(x)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2018, a total of 1,516 contracts were held.

(y)	Notional value represents the total face amount of foreign currency underlying all contracts held; as of December 31, 2018, 411 contracts were held.

(z)	Represents interest rate "basis" swaps whereby the Company pays one floating rate and receives a different floating rate.

(aa)	Notional value represents U.S. Dollars to be received by the Company at the maturity of the forward contract.

(ab)	Notional value represents the number of underlying index units multiplied by the reference price.

(ac)	Every $1,000,000 in notional value represents one contract.

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

Rating Description	Percent of Equity
Unrated but Agency-Guaranteed	243.66%
Aaa/AAA/AAA	0.01%
Aa/AA/AA	0.63%
A/A/A	4.73%
Baa/BBB/BBB	1.84%
Ba/BB/BB or below	46.34%
Unrated	196.65%

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2018	2017
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income(1)	$131,027	$89,629
Other income	4,014	4,331
Total investment income	135,041	93,960
EXPENSES
Base management fee to affiliate (Net of fee rebates of $1,380 and $332, respectively)(2)	7,573	9,056
Incentive fee to affiliate	715	—
Interest expense(1)	56,707	31,120
Other investment related expenses
Servicing expense	7,715	4,132
Debt issuance costs related to Other secured borrowings, at fair value	1,647	1,679
Other	7,592	3,943
Professional fees	3,902	2,915
Administration fees	734	720
Compensation expense	2,233	2,200
Insurance expense	487	498
Directors' fees and expenses	298	272
Share-based long term incentive plan unit expense	415	385
Other expenses	1,898	1,872
Total expenses	91,916	58,792
NET INVESTMENT INCOME	43,125	35,168
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	25,421	3,924
Financial derivatives, excluding currency hedges	(2,639)	(12,153)
Financial derivatives—currency hedges	4,475	(6,420)
Foreign currency transactions	4,131	3,845
	31,388	(10,804)
Change in net unrealized gain (loss) on:
Investments	(25,947)	7,374
Other secured borrowings	758	—
Financial derivatives, excluding currency hedges	7,093	426
Financial derivatives—currency hedges	565	(526)
Foreign currency translation	(7,071)	4,326
	(24,602)	11,600
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	6,786	796

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)

	Year Ended December 31,
	2018	2017

NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	49,911	35,964
LESS: NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	3,235	1,983
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$46,676	$33,981
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$1.52	$1.04

(1)
Includes interest income and interest expense of consolidated securitization trusts of $6.0 million and $3.6 million, respectively, for the year ended December 31, 2018. Includes interest income and interest expense of a consolidated securitization trust of $1.5 million and $0.6 million, respectively, for the year ended December 31, 2017. See Note 6 for further details on the Company's consolidated securitization trust.

(2)	See Note 9 for further details on management fee rebates.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2017 and 12/31/2016, respectively)	$600,099	$20,862	$620,961	$637,661	$7,116	$644,777
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			43,125			35,168
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			31,388			(10,804)
Change in net unrealized gain (loss) on investments, other secured borrowings, financial derivatives, and foreign currency translation			(24,602)			11,600
Net increase (decrease) in equity resulting from operations	46,676	3,235	49,911	33,981	1,983	35,964
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Shares issued in connection with incentive fee payment	71		71	—		—
Contributions from non-controlling interests		21,532	21,532		20,707	20,707
Dividends(1)	(50,388)	(348)	(50,736)	(57,263)	(373)	(57,636)
Distributions to non-controlling interests		(23,853)	(23,853)		(8,594)	(8,594)
Adjustment to non-controlling interest	(369)	369	—	(21)	21	—
Share-based long term incentive plan unit redemption and distribution	(9,537)	9,537	—	—	—	—
Shares repurchased	(23,131)		(23,131)	(14,642)		(14,642)
Share-based long term incentive plan unit awards	412	3	415	383	2	385
Net increase (decrease) in equity from transactions	(82,942)	7,240	(75,702)	(71,543)	11,763	(59,780)
Net increase (decrease) in equity	(36,266)	10,475	(25,791)	(37,562)	13,746	(23,816)
ENDING EQUITY (12/31/2018 and 12/31/2017, respectively)	$563,833	$31,337	$595,170	$600,099	$20,862	$620,961

(1)	For the years ended December 31, 2018 and 2017, dividends totaling $1.64 and $1.76, respectively, per common share and convertible unit outstanding, were declared.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2018	2017
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	$49,911	$35,964
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(25,368)	17,860
Change in net unrealized (gain) loss on investments, other secured borrowings, financial derivatives, and foreign currency translation	26,318	(13,750)
Amortization of premiums and accretion of discounts (net)	45,895	32,764
Purchase of investments	(3,350,398)	(2,849,027)
Proceeds from disposition of investments	1,868,532	1,962,711
Proceeds from principal payments of investments	497,858	286,426
Proceeds from investments sold short	2,674,841	1,718,668
Repurchase of investments sold short	(2,457,148)	(1,674,760)
Payments on financial derivatives	(119,490)	(103,499)
Proceeds from financial derivatives	121,904	109,496
Amortization of deferred debt issuance costs	263	97
Shares issued in connection with incentive fee payment	71	—
Share-based long term incentive plan unit expense	415	385
Interest income related to consolidated securitization trust(1)	(4,697)	(1,175)
Interest expense related to consolidated securitization trust(1)	4,313	794
Debt issuance costs related to Other secured borrowings, at fair value(1)	1,647	1,679
Repurchase agreements	94,675	28,870
(Increase) decrease in assets(2):
Receivable for securities sold and financial derivatives	(304,826)	(30,888)
Due from brokers	68,610	(46,753)
Interest and principal receivable	(7,988)	(7,984)
Other assets	28,234	(40,411)
Increase (decrease) in liabilities:
Due to brokers	3,832	(11,059)
Payable for securities purchased and financial derivatives	285,708	117,535
Accounts payable and accrued expenses	1,838	558
Incentive fee payable to affiliate	—	—
Other liabilities	(17)	424
Interest and dividends payable	1,255	2,444
Base management fee payable to affiliate	(369)	(303)
Net cash provided by (used in) operating activities(2)	(494,181)	(462,934)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2018	2017
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$21,532	$20,707
Shares repurchased	(23,131)	(14,642)
Dividends paid	(50,736)	(57,636)
Distributions to non-controlling interests	(23,853)	(8,594)
Proceeds from issuance of Other secured borrowings	100,010	111,338
Principal payments on Other secured borrowings	(43,819)	(28,839)
Proceeds from issuance of Other secured borrowings, at fair value	102,706	106,590
Debt issuance costs related to Other secured borrowings, at fair value	(775)	(947)
Proceeds from issuance of senior notes	—	86,000
Debt issuance costs paid	—	(1,326)
Borrowings under reverse repurchase agreements	8,078,468	9,919,449
Repayments of reverse repurchase agreements	(7,668,798)	(9,745,437)
Net cash provided by (used in) financing activities	491,604	386,663
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH(2)	(2,577)	(76,271)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD(2)	47,658	123,929
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD(2)	$45,081	$47,658
Supplemental disclosure of cash flow information:
Interest paid	$55,649	$28,006
Shares issued in connection with incentive fee payment	71	—
Share-based long term incentive plan unit awards (non-cash)	415	385
Aggregate TBA trade activity (buys + sells) (non-cash)	29,752,907	23,917,506
Purchase of investments (non-cash)	(17,424)	(25,318)
Proceeds from principal payments of investments (non-cash)	49,731	27,307
Proceeds from the disposition of investments (non-cash)	17,424	26,800
Proceeds from issuance of Other secured borrowings (non-cash)	—	17,175
Principal payments on Other secured borrowings (non-cash)	—	(65,851)
Proceeds received from Other secured borrowings, at fair value (non-cash)	120,625	31,958
Principal payments on Other secured borrowings, at fair value (non-cash)	(49,731)	(13,442)
Borrowings under reverse repurchase agreements (non-cash)	—	33,329
Repayments of reverse repurchase agreements (non-cash)	(120,136)	(31,607)
Expenses from issuance of other secured borrowings at fair value (non-cash)	(872)	(732)
Share-based long term incentive plan unit redemption (non-cash)	(9,537)	—
Contribution from non-controlling interests (non-cash)	9,537	—

(1)	Related to non-qualified mortgage securitization transactions. See Note 6 for further details.

(2)	Conformed to current period presentation.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
1. Organization and Investment Objective
Ellington Financial LLC was formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 97.6% owned consolidated subsidiary of Ellington Financial LLC, was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of the Company's operations and business activities are conducted through the Operating Partnership. Ellington Financial LLC, the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
The Company invests in a diverse array of financial assets, including residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," residential and commercial mortgage loans, consumer loans and asset-backed securities, or "ABS," backed by consumer loans, collateralized loan obligations, or "CLOs,", non-mortgage and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments.
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
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," for investment companies, ASC 946, Financial Services—Investment Companies ("ASC 946"). The Company has determined that it meets the definition of an investment company under ASC 946. ASC 946 requires, among other things, that investments be reported at fair value in the financial statements. Additionally under ASC 946 the Company generally will not consolidate its interest in any company other than in its subsidiaries that qualify as investment companies under ASC 946. The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its subsidiaries. They also include certain securitization trusts which are designed to facilitate specific financing activities of the Company and represent a direct extension of the Company's business activities. All intercompany balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.
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
Investments in private operating entities, such as loan originators, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results and independent third party valuation estimates. These investments are designated as Level 3 assets.
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
(L) Investments in Operating Entities: The Company has made and may in the future make non-controlling investments in operating entities such as loan originators. Investments in such operating entities may be in the form of preferred and/or common equity, debt, or some other form of investment. The Company carries its investments in such entities at fair value. In cases where the operating entity provides services to the Company, the Company is required to use the equity method of accounting.
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
(R) LTIP Units: Long term incentive plan units of the Company ("LTIP Units") and long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to the Company's dedicated or partially dedicated personnel and certain of its directors as well as the Manager. Costs associated with LTIP Units and OP LTIP Units issued to dedicated or partially dedicated personnel, or to its directors, are measured as of the grant date based on the closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for LTIP Units and OP LTIP Units are typically one year from issuance for directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
(S) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into the Company's common shares (“Convertible Non-controlling Interests”). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company. Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests are not convertible into the Company's common shares. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in "Adjustment to non-controlling interest" on the Consolidated Statement of Changes in Equity. See Note 11 for further discussion of non-controlling interests.
(T) Dividends: Dividends payable by the Company are recorded on the ex-dividend date. Dividends are typically declared and paid on a quarterly basis in arrears.
(U) Shares Repurchased: Common shares that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares outstanding and issued.
(V) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net increase (decrease) in shareholders' equity resulting from operations after adjusting for the impact of LTIP Units which are participating securities, by the weighted average number of common shares outstanding calculated including LTIP Units. Because the Company's LTIP Units are participating securities, they are included in the calculation of basic and diluted EPS. Convertible Non-controlling Interests are also participating securities and, accordingly, are included in the calculation of both basic and diluted EPS.
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

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments at December 31, 2018:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents	$12,460	$—	$—	$12,460
Investments, at fair value-
Agency residential mortgage-backed securities	$—	$1,442,924	$7,293	$1,450,217
U.S. Treasury securities	—	76	—	76
Private label residential mortgage-backed securities	—	211,348	91,291	302,639
Private label commercial mortgage-backed securities	—	33,105	803	33,908
Commercial mortgage loans	—	—	211,185	211,185
Residential mortgage loans	—	—	496,830	496,830
Collateralized loan obligations	—	108,978	14,915	123,893
Consumer loans and asset-backed securities backed by consumer loans	—	—	206,761	206,761
Corporate debt	—	16,074	6,318	22,392
Secured notes	—	—	10,917	10,917
Real estate owned	—	—	34,500	34,500
Common stock	2,200	—	—	2,200
Corporate equity investments	—	—	43,793	43,793
Total investments, at fair value	2,200	1,812,505	1,124,606	2,939,311
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	1,472	1,472
Credit default swaps on corporate bond indices	—	733	—	733
Credit default swaps on corporate bonds	—	2,473	—	2,473
Credit default swaps on asset-backed indices	—	8,092	—	8,092
Total return swaps	—	1	—	1
Interest rate swaps	—	7,224	—	7,224
Forwards	—	6	—	6
Total financial derivatives–assets, at fair value	—	18,529	1,472	20,001
Repurchase agreements, at fair value	—	61,274	—	61,274
Total investments, financial derivatives–assets, and repurchase agreements, at fair value	$2,200	$1,892,308	$1,126,078	$3,020,586
Liabilities:
Investments sold short, at fair value-
Agency residential mortgage-backed securities	$—	$(772,964)	$—	$(772,964)
Government debt	—	(54,151)	—	(54,151)
Corporate debt	—	(6,529)	—	(6,529)
Common stock	(16,933)	—	—	(16,933)
Total investments sold short, at fair value	(16,933)	(833,644)	—	(850,577)

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Financial derivatives–liabilities, at fair value-
Credit default swaps on corporate bond indices	$—	$(11,557)	$—	$(11,557)
Credit default swaps on corporate bonds	—	(3,246)	—	(3,246)
Credit default swaps on asset-backed indices	—	(2,125)	—	(2,125)
Interest rate swaps	—	(3,397)	—	(3,397)
Total return swaps	—	(6)	—	(6)
Futures	(355)	—	—	(355)
Forwards	—	(120)	—	(120)
Total financial derivatives–liabilities, at fair value	(355)	(20,451)	—	(20,806)
Other secured borrowings, at fair value	—	—	(297,948)	(297,948)
Total investments sold short, financial derivatives–liabilities, and other secured borrowings, at fair value	$(17,288)	$(854,095)	$(297,948)	$(1,169,331)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of December 31, 2018:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Private label residential mortgage-backed securities	$36,945	Market Quotes	Non Binding Third-Party Valuation	$17.42	$178.00	$78.31
Collateralized loan obligations	5,828	Market Quotes	Non Binding Third-Party Valuation	2.64	375.00	167.78
Corporate debt, non-exchange traded corporate equity, and secured notes	13,976	Market Quotes	Non Binding Third-Party Valuation	9.69	91.00	59.18
Private label commercial mortgage-backed securities	576	Market Quotes	Non Binding Third-Party Valuation	5.93	6.36	6.14
Agency interest only residential mortgage-backed securities	744	Market Quotes	Non Binding Third-Party Valuation	1.70	9.12	5.64
Private label residential mortgage-backed securities	54,346	Discounted Cash Flows	Yield	3.5%	66.1%	10.7%
			Projected Collateral Prepayments	16.0%	92.1%	50.4%
			Projected Collateral Losses	0.0%	23.1%	8.7%
			Projected Collateral Recoveries	1.5%	14.6%	7.3%
			Projected Collateral Scheduled Amortization	6.1%	61.8%	33.6%
						100.0%
Private label commercial mortgage-backed securities	227	Discounted Cash Flows	Yield	3.4%	3.4%	3.4%
			Projected Collateral Losses	2.0%	2.0%	2.0%
			Projected Collateral Recoveries	6.6%	6.6%	6.6%
			Projected Collateral Scheduled Amortization	91.4%	91.4%	91.4%
						100.0%
Corporate debt and non-exchange traded corporate equity	4,793	Discounted Cash Flows	Yield	17.5%	17.5%	17.5%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Collateralized loan obligations	$9,087	Discounted Cash Flows	Yield	12.6%	103.1%	26.7%
			Projected Collateral Prepayments	8.1%	88.4%	65.2%
			Projected Collateral Losses	3.7%	40.8%	13.5%
			Projected Collateral Recoveries	4.2%	38.0%	11.9%
			Projected Collateral Scheduled Amortization	3.5%	13.5%	9.4%
						100.0%
Consumer loans and asset-backed securities backed by consumer loans	206,761	Discounted Cash Flows	Yield	7.0%	18.3%	8.5%
			Projected Collateral Prepayments	0.0%	45.9%	33.5%
			Projected Collateral Losses	2.6%	84.8%	9.1%
			Projected Collateral Scheduled Amortization	15.2%	96.6%	57.4%
						100.0%
Performing commercial mortgage loans	163,876	Discounted Cash Flows	Yield	8.0%	22.5%	9.6%
Non-performing commercial mortgage loans and commercial real estate owned	80,513	Discounted Cash Flows	Yield	9.6%	27.4%	13.2%
			Months to Resolution	3.0	16.0	7.9
Performing residential mortgage loans	171,367	Discounted Cash Flows	Yield	2.7%	12.9%	6.0%
Securitized residential mortgage loans(1)	314,202	Discounted Cash Flows	Yield	4.3%	4.6%	4.6%
Non-performing residential mortgage loans and residential real estate owned	12,557	Discounted Cash Flows	Yield	4.3%	25.1%	11.3%
			Months to Resolution(2)	1.9	42.2	27.8
Credit default swaps on asset-backed securities	1,472	Net Discounted Cash Flows	Projected Collateral Prepayments	33.6%	42.0%	36.5%
			Projected Collateral Losses	11.1%	15.6%	12.8%
			Projected Collateral Recoveries	10.3%	18.7%	15.8%
			Projected Collateral Scheduled Amortization	32.0%	36.5%	34.9%
						100.0%
Agency interest only residential mortgage-backed securities	6,549	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	211	3,521	677
			Projected Collateral Prepayments	37.7%	100.0%	66.2%
			Projected Collateral Scheduled Amortization	0.0%	62.3%	33.8%
						100.0%
Non-exchange traded common equity investment in mortgage-related entity	6,750	Enterprise Value	Equity Price-to-Book(4)	3.3x	3.3x	3.3x
Non-exchange traded preferred equity investment in mortgage-related entity	27,317	Enterprise Value	Equity Price-to-Book(4)	1.1x	1.1x	1.1x
Non-exchange traded preferred equity investment in loan origination entity	3,000	Recent Transactions	Transaction Price	N/A	N/A	N/A
Non-controlling equity interest in limited liability company	5,192	Discounted Cash Flows	Yield(5)	12.9%	16.1%	15.4%
Other secured borrowings, at fair value(1)	(297,948)	Discounted Cash Flows	Yield	3.9%	4.4%	4.3%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Excludes certain loans that are re-performing.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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
For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. For those assets valued using the LIBOR Option Adjusted Spread ("OAS") valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset. The Company considers the expected timeline to resolution in the determination of fair value for its non-performing commercial and residential mortgage loans.
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
The tables below include a roll-forward of the Company's financial instruments for the years ended December 31, 2018 and 2017 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Year Ended December 31, 2018

(In thousands)	Ending Balance as of December 31, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2018
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,173	$(2,233)	$(10)	$175	$2,753	$(1,169)	$2,616	$(1,012)	$7,293
Private label residential mortgage-backed securities	101,297	383	1,838	(2,135)	75,685	(78,487)	7,074	(14,364)	91,291
Private label commercial mortgage-backed securities	12,347	(243)	2,229	2,120	1,481	(16,896)	—	(235)	803
Commercial mortgage loans	108,301	790	1,146	1,944	149,053	(50,049)	—	—	211,185
Residential mortgage loans	182,472	(1,965)	1,011	(34)	402,235	(86,889)	—	—	496,830
Collateralized loan obligations	24,911	(351)	317	(2,268)	33,549	(33,115)	3,959	(12,087)	14,915
Consumer loans and asset-backed securities backed by consumer loans	135,258	(29,320)	8,415	(1,092)	228,354	(134,854)	—	—	206,761
Corporate debt	23,947	56	241	(964)	7,665	(17,688)	—	(6,939)	6,318
Secured notes	—	870	—	(1,221)	11,268	—	—	—	10,917
Real estate owned	26,277	—	(653)	(1,003)	12,793	(2,914)	—	—	34,500
Corporate equity investments	37,465	—	1,671	8,299	12,708	(16,350)	—	—	43,793
Total investments, at fair value	658,448	(32,013)	16,205	3,821	937,544	(438,411)	13,649	(34,637)	1,124,606
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	3,140	—	(687)	715	102	(1,798)	—	—	1,472
Total financial derivatives– assets, at fair value	3,140	—	(687)	715	102	(1,798)	—	—	1,472
Total investments and financial derivatives–assets, at fair value	$661,588	$(32,013)	$15,518	$4,536	$937,646	$(440,209)	$13,649	$(34,637)	$1,126,078
Liabilities:
Other secured borrowings, at fair value	$(125,105)	$—	$—	$758	$49,731	$(223,332)	$—	$—	$(297,948)
Total other secured borrowings, at fair value	$(125,105)	$—	$—	$758	$49,731	$(223,332)	$—	$—	$(297,948)

All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2018, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2018. For Level 3 financial instruments held by the Company at December 31, 2018, change in net unrealized gain (loss) of $5.3 million, $(0.6) million, and $0.8 million, for the year ended December 31, 2018 relate to investments, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At December 31, 2018, the Company transferred $34.6 million of securities from Level 3 to Level 2 and $13.6 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.
Year Ended December 31, 2017

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2017
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$29,622	$(9,356)	$(956)	$(165)	$3,867	$(153)	$—	$(16,686)	$6,173
Private label residential mortgage-backed securities	90,083	2,203	763	9,498	68,724	(54,690)	14,021	(29,305)	101,297
Private label commercial mortgage-backed securities	43,268	469	(3,596)	8,654	6,661	(37,665)	—	(5,444)	12,347
Commercial mortgage loans	61,129	921	419	1,957	78,333	(34,458)	—	—	108,301
Residential mortgage loans	84,290	(599)	1,602	3,536	140,535	(46,892)	—	—	182,472
Collateralized loan obligations	44,956	(6,833)	2,233	2,606	71,338	(76,775)	—	(12,614)	24,911
Consumer loans and asset-backed securities backed by consumer loans	107,157	(13,754)	855	(171)	129,525	(88,354)	—	—	135,258
Corporate debt	25,004	252	527	223	97,466	(99,525)	—	—	23,947
Real estate owned	3,349	—	411	322	25,516	(3,321)	—	—	26,277
Corporate equity investments	29,392	—	2,347	(512)	16,417	(10,179)	—	—	37,465
Total investments, at fair value	518,250	(26,697)	4,605	25,948	638,382	(452,012)	14,021	(64,049)	658,448
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	5,326	—	270	(1,202)	137	(1,391)	—	—	3,140
Total return swaps	155	—	224	(155)	1	(225)	—	—	—
Warrants	106	—	(100)	(6)	—	—	—	—	—
Total financial derivatives– assets, at fair value	5,587	—	394	(1,363)	138	(1,616)	—	—	3,140
Total investments and financial derivatives–assets, at fair value	$523,837	$(26,697)	$4,999	$24,585	$638,520	$(453,628)	$14,021	$(64,049)	$661,588
Liabilities:
Financial derivatives– liabilities, at fair value-
Credit default swaps on asset-backed securities	$(256)	$—	$(871)	$939	$736	$(548)	$—	$—	$—
Total return swaps	(249)	—	(554)	249	572	(18)	—	—	—
Total financial derivatives– liabilities, at fair value	(505)	—	(1,425)	1,188	1,308	(566)	—	—	—

(In thousands)	Ending Balance as of December 31, 2016	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of December 31, 2017
Other secured borrowings, at fair value:
Other secured borrowings, at fair value	$—	$—	$—	$—	$—	$(125,105)	$—	$—	$(125,105)
Total other secured borrowings, at fair value	—	—	—	—	—	(125,105)	—	—	(125,105)
Total financial derivatives– liabilities and other secured borrowings at fair value	$(505)	$—	$(1,425)	$1,188	$1,308	$(125,671)	$—	$—	$(125,105)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at December 31, 2017, as well as Level 3 financial instruments disposed of by the Company during the year ended December 31, 2017. For Level 3 financial instruments held by the Company at December 31, 2017, change in net unrealized gain (loss) of $10.6 million and $(1.2) million, for the year ended December 31, 2017 relate to investments and financial derivatives–assets, respectively.
At December 31, 2017, the Company transferred $64.0 million of securities from Level 3 to Level 2 and $14.0 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Not included in the disclosures above are the Company's other financial instruments, which are carried at cost and include, Cash, Due from brokers, Due to brokers, Reverse repurchase agreements, Other secured borrowings, and the Company's unsecured long-term debt, or the "Senior Notes," which is reflected on the Consolidated Statement of Assets, Liabilities, and Equity in Senior notes, net. Cash includes cash held in various accounts including an interest bearing overnight account for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; carrying value of these items approximates fair value and such items are considered Level 1 assets and liabilities. The Company's reverse repurchase agreements and Other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements and Other secured borrowings are considered Level 2 assets and liabilities based on the adequacy of the associated collateral and their short term nature. The Company estimates the fair value of the Senior Notes at $86.0 million and $85.6 million as of December 31, 2018 and December 31, 2017, respectively. The Senior Notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments.
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

The below table details TBA assets, liabilities, and the respective related payables and receivables as of December 31, 2018 and 2017:

	As of
(In thousands)	December 31, 2018	December 31, 2017
Assets:
TBA securities, at fair value (Current principal: $460,037 and $118,806, respectively)	$474,860	$123,680
Receivable for securities sold relating to unsettled TBA sales	766,574	460,666
Liabilities:
TBA securities sold short, at fair value (Current principal: -$753,697 and -$442,197, respectively)	$(772,964)	$(460,189)
Payable for securities purchased relating to unsettled TBA purchases	(473,386)	(123,918)
Net short TBA securities, at fair value	(298,104)	(336,509)
5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the years ended December 31, 2018 and 2017 are summarized in the tables below:
Years Ended December 31, 2018:

		Year Ended December 31, 2018
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$(687)	$715
Credit default swaps on asset-backed indices	Credit	(2,293)	2,013
Credit default swaps on corporate bond indices	Credit	(1,983)	3,540
Credit default swaps on corporate bonds	Credit	2,993	(2,648)
Total return swaps	Equity Market/Credit	3,844	(5)
Interest rate swaps	Interest Rate	(985)	3,648
Futures	Interest Rate/Currency	162	108
Forwards	Currency	923	359
Options	Interest Rate/ Equity Market	(63)	77
Total		$1,911	$7,807

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $0.1 million for the year ended December 31, 2018, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $0.1 million for the year ended December 31, 2018, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

Year Ended December 31, 2017:

		Year Ended December 31, 2017
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$(601)	$(263)
Credit default swaps on asset-backed indices	Credit	(5,291)	(817)
Credit default swaps on corporate bond indices	Credit	(3,336)	(459)
Credit default swaps on corporate bonds	Credit	205	907
Total return swaps	Equity Market/Credit	(1,825)	149
Interest rate swaps	Interest Rates	(1,171)	571
Futures	Interest Rate/Currency	(195)	(423)
Forwards	Currency	(6,390)	(18)
Warrants	Equity Market	(100)	(5)
Mortgage loan purchase commitments	Interest Rates	—	31
Options	Credit/Interest Rate/Equity Market	—	10
Total		$(18,704)	$(317)

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $(0.1) million for the year ended December 31, 2017, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $(0.2) million for the year ended December 31, 2017, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

The tables below detail the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the years ended December 31, 2018 and 2017:

Derivative Type	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
Interest rate swaps	$1,059,756	$1,306,853
Credit default swaps	566,805	531,008
Total return swaps	53,603	19,760
Futures	201,295	48,244
Options	99,891	94,415
Forwards	45,522	76,784
Warrants	—	378
Mortgage loan purchase commitments	—	1,585
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of both December 31, 2018 and 2017, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at December 31, 2018 and 2017, are summarized below:

Credit Derivatives	December 31, 2018	December 31, 2017
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(4,339)	$(4,770)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(284)	(3,582)
Notional Value of Written Credit Derivatives (2)	98,586	177,588
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	41,134	(88,400)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2018, implied credit spreads on such contracts ranged between 42.6 and 815.1 basis points. For the Company's written credit derivatives that were outstanding at December 31, 2017, implied credit spreads on such contracts ranged between 15.4 and 1,945.7 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(1.0) million and $(0.4) million as of December 31, 2018 and 2017, respectively. Estimated points up front on these contracts as of December 31, 2018 ranged between 36.9 and 75.2 points, and as of December 31, 2017 ranged between 51.4 and 71.6 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at December 31, 2018 and 2017 were $(2.0) million and $(5.5) million, respectively.
6. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. As a result of the sale the Company recognized a realized loss in the amount of $(0.1) million. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. During 2017, at the co-participant's direction, the Acquiror sold the portion of the subordinated notes beneficially owned by the co-participant, and as a result as of December 31, 2017, the Company's total interest in the Acquiror had increased to approximately 75%. Subsequently in 2018, the Acquiror sold the remaining portion of the subordinated notes which were beneficially owned by the Company, and as a result as of December 31, 2018, the Company's total interest in the Acquiror was approximately 62%. The Company's interest in the Acquiror is accounted for as a beneficial interest and is included on the Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
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
With respect to each Ellington-sponsored CLO Securitization, the Company subsequently sold a portion of the notes that it had originally purchased. As of December 31, 2017, in addition to the Company's remaining investments in these notes, the Company held an approximate 25% ownership interest in the CLO I Risk Retention Vehicle, with a fair value of $5.0 million, which is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments. As of December 31, 2018, the Company did not have an ownership interest in the CLO I Risk Retention Vehicle.
Under the Risk Retention Rules, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets. However, in February 2018, the U.S. Court of Appeals for the District of Columbia Circuit, or the "Court of Appeals," ruled that open-market CLO securitizations are exempt from the Risk Retention Rules, as long as certain requirements are met, and in April 2018 the Court of Appeals gave effect to this ruling. As a result, Risk Retention Rules no longer apply to managers of open-market CLOs, and those managers are now permitted to sell the interests in existing open-market CLOs that were originally retained in order to comply with the Risk Retention Rules, as long as those securitizations meet the requirements for exemption. After the decision by the Court of Appeals, the CLO Manager determined that the CLO II Securitization met the requirements for exemption from the Risk Retention Rules and subsequently distributed, in-kind, the subordinated notes held in the CLO II Risk Retention Vehicle to the CLO Co-Participants pro rata based on each CLO Co-Participant's respective ownership percentage of the CLO II Risk Retention Vehicle. The subordinated notes distributed to the Company from the CLO II Risk Retention Vehicle had a face amount of $5.6 million. Such notes had a fair value of $4.3 million as of December 31, 2018 and are included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations and in the table below. The Manager of CLO III Securitization was not required to establish a risk retention vehicle because the transaction closed subsequent to the effectiveness of the ruling by the Court of Appeals.
In August 2018, the CLO I Issuer optionally redeemed all of the notes issued by the CLO I Securitization. Simultaneously with this optional redemption, the CLO I Issuer issued various classes of new notes, which were in turn sold to unrelated third parties and to the applicable CLO Co-Participants ("the Reset CLO I Securitization"). These new notes are backed by the cash flows from the underlying corporate loans (including loans to be purchased during a reinvestment period); these cash flows are applied in accordance with the contractual priority of payments. The CLO Manager determined that the Reset CLO I Securitization met the requirements for exemption from the Risk Retention Rules. As a result, the CLO Manager commenced liquidation of the CLO I Risk Retention Vehicle, and all of the liquidation proceeds have been distributed to the applicable CLO Co-Participants. As of December 31, 2018, the Company has received $5.7 million in liquidation proceeds from the CLO I Risk Retention Vehicle.
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
The following table details the Company’s investments in notes issued by the Ellington-sponsored CLO Securitizations:

CLO Issuer(1)	CLO Pricing Date	CLO Closing Date	Total Face Amount of Notes Issued	Face Amount of Notes Initially Purchased		Aggregate Purchase Price	Notes Held(2) as of
							December 31, 2018		December 31, 2017
			(In thousands)	(In thousands)			(In thousands)
CLO I Issuer(3)(4)	5/17	6/17	$373,550	$36,606	(5)	$35,926	$—		$24,299	(6)
CLO I Issuer(4)	8/18	8/18	461,840	36,579	(5)	25,622	16,973	(6)	—
CLO II Issuer	12/17	1/18	452,800	18,223	(7)	16,621	14,721	(6)	13,395	(6)
CLO III Issuer	6/18	7/18	407,100	35,480	(7)	32,394	19,071	(8)	—

(1)	The Company does not have the power to direct the activities of the CLO Issuers that most significantly impact their economic performance.

(2)	Included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations.

(3)	Excludes the Company's equity investment in the CLO I Risk Retention Vehicle, as discussed above.

(4)	In August 2018, the notes originally issued by the CLO I Issuer in 2017 were fully redeemed, and the CLO I Issuer simultaneously issued new notes in conjunction with this full redemption.

(5)	The Company purchased secured and unsecured subordinated notes.

(6)	Includes secured and unsecured subordinated notes.

(7)	The Company purchased secured senior and secured and unsecured subordinated notes.

(8)	Includes secured senior and secured and unsecured subordinated notes.
See Note 9 for further details on the Company’s participation in CLO transactions.
Residential Mortgage Loan Securitizations
Since November 2017, the Company, through its wholly owned subsidiary, Ellington Financial REIT TRS LLC (the "Sponsor"), has sponsored two securitizations of non-QM loans. In each case, the Sponsor transferred non-QM loans to a wholly owned, newly created entity (the "Depositor") and on the closing date such loans were deposited into newly created securitization trusts (Ellington Financial Mortgage Trust 2017-1 and Ellington Financial Mortgage Trust 2018-1, collectively the "Issuing Entities"). Pursuant to the securitizations, the Issuing Entities issued various classes of mortgage pass-through certificates (the "Certificates") which are backed by the cash flows from the underlying non-QM loans. As detailed further in the table below, in order to comply with the Risk Retention Rules, in each securitization the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates. The Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties.
The Certificates issued in November 2017 and 2018 have final scheduled distribution dates of October 25, 2047 and October 25, 2058, respectively. However, the Depositor may, with respect to each securitization, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the two year anniversary of the closing date of such securitization or (2) the date on which the aggregate unpaid principal balance of the underlying non-QM loans has declined below 30% of the aggregate unpaid principal balance of the underlying non-QM loans as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. In light of these Optional Redemption rights held by the Depositor, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860, Transfers and Servicing.
In the event that certain breaches of representations or warranties are discovered with respect to any underlying non-QM loans, the Company could be required to repurchase or replace such loans.
The Sponsor also serves as the servicing administrator of each securitization and as such, is entitled to receive a monthly fee equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying non-QM loans as of the first day of the related due period. The Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the third-party servicer of the underlying non-QM loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.
In light of the Company’s retained interests in each of the securitizations, together with the Optional Redemption rights and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities, the Issuing Entities are deemed to be an extension of the Company's business. The non-QM loans held by the Issuing Entities are included on the Consolidated Condensed Schedule of Investments in Mortgage Loans. Interest income from these loans and the expenses related to the servicing of these loans are included in Interest income and Other investment related expenses—Servicing expense, respectively, on the Consolidated Statement of Operations.
The Issuing Entities each meet the definition of a CFE as defined in Note 2, and as a result the assets of the Issuing Entities have been valued using the fair value of the liabilities of the Issuing Entities, as such liabilities have been assessed to be more observable than such assets.
The debt of the Issuing Entities is included in Other secured borrowings, at fair value on the Consolidated Statement of Assets, Liabilities, and Equity and is shown net of the Certificates held by the Company.
The following table details the residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2017-1	11/15/2017	$141,233	$141,233	(1)
Ellington Financial Mortgage Trust 2018-1	11/13/2018	232,518	232,518	(2)

(1)
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

(2)
In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value equal to 5.7% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.3 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company’s Consolidated Statement of Assets, Liabilities, and Equity as of December 31, 2018 and 2017:

	As of
(In thousands)	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$—	$333
Investments, at fair value	314,202	132,424
Interest and dividends receivable	3,527	—
Liabilities:
Interest and dividends payable	103	333
Other secured borrowings, at fair value	297,948	125,105

7. Borrowings
Secured Borrowings
The Company's secured borrowings consist of reverse repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of December 31, 2018 and 2017, the Company's total secured borrowings were $1.911 billion and $1.392 billion, respectively.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with 23 counterparties as of December 31, 2018 and 2017.
At December 31, 2018, approximately 21% of open reverse repurchase agreements were with one counterparty. As of December 31, 2017, approximately 19% of open reverse repurchase agreements were with one counterparty. As of December 31, 2018 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 2 days to 871 days and from 2 days to 1094 days as of December 31, 2017. Interest rates on the Company's open reverse repurchase agreements ranged from 0.23% to 6.07% as of December 31, 2018 and from (1.25)% to 4.94% as of December 31, 2017.

The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS, credit assets (which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and U.S. Treasury securities, by remaining maturity as of December 31, 2018 and 2017:

(In thousands)	December 31, 2018			December 31, 2017
		Weighted Average			Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$245,956	2.46%	17	$287,014	1.43%	15
31-60 Days	415,379	2.58%	46	264,058	1.47%	46
61-90 Days	255,421	2.74%	76	277,950	1.63%	74
91-120 Days	506	3.31%	91	—	—%	—
121-150 Days	—	—%	—	—	—%	—
151-180 Days	—	—%	—	602	2.56%	158
Total Agency RMBS	917,262	2.59%	47	829,624	1.51%	44
Credit:
30 Days or Less	30,426	2.55%	22	37,433	2.61%	13
31-60 Days	189,937	3.32%	48	132,201	2.44%	49
61-90 Days	93,202	3.21%	74	130,875	2.75%	77
91-120 Days	—	—%	—	—	—%	—
121-150 Days	26,222	4.60%	123	8,551	3.79%	128
151-180 Days	9,491	4.64%	166	8,300	3.40%	164
181-360 Days	91,730	4.54%	316	5,090	3.59%	280
> 360 Days	140,306	5.15%	636	56,944	4.94%	1094
Total Credit Assets	581,314	3.98%	240	379,394	3.00%	219
U.S. Treasury Securities:
30 Days or Less	273	3.10%	2	297	1.70%	2
Total U.S. Treasury Securities	273	3.10%	2	297	1.70%	2
Total	$1,498,849	3.13%	122	$1,209,315	1.98%	99
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2018 and 2017, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.79 billion and $1.41 billion, respectively. Collateral transferred under outstanding borrowings as of December 31, 2018 include investments in the amount of $86.7 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $17.0 million and additional securities with a fair value of $0.2 million as of December 31, 2018 to its counterparties. Collateral transferred under outstanding borrowings as of December 31, 2017 include investments in the amount of $10.6 million that were sold prior to year end but for which such sale had not yet settled. In addition, the Company posted net cash collateral of $18.6 million and additional securities with a fair value of $1.3 million as of December 31, 2017 as a result of margin calls from various counterparties.
As of both December 31, 2018 and 2017, there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility includes a one year revolving period (or earlier following an early amortization event or event of default), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. After the revolving period ends, the facility has a two-year term ending in February 2021. The facility accrues interest on a floating rate basis. As of December 31, 2018, the Company had outstanding borrowings under this facility in the amount of $13.2 million which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of

Assets, Liabilities, and Equity, and the effective interest rate, inclusive of related deferred financing costs, was 4.72%. As of December 31, 2018, the fair value of unsecured loans collateralizing this borrowing was $20.3 million.
In December 2017, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2019 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of December 31, 2018 and 2017, the Company had outstanding borrowings under this facility in the amount of $101.0 million and $57.9 million, respectively, which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity, and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.68% and 4.34% as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the fair value of unsecured loans collateralizing this borrowing was $149.0 million and $89.7 million, respectively.
The Company has completed securitization transactions, as discussed in Note 6, whereby it financed portfolios of non-QM loans. As of December 31, 2018 and 2017, the fair value of the Company’s outstanding liabilities associated with these securitization transactions were $297.9 million and $125.1 million, respectively, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on Company's Consolidated Statement of Assets, Liabilities, and Equity in Other Secured Borrowings, at fair value. The weighted average coupon on the Certificates held by third parties was 3.72% and 2.89% as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the fair value of non-QM loans held in the securitization trusts were $314.2 million and $132.4 million, respectively.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of Senior Notes. The total net proceeds to the Company from the issuance of the Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Senior Notes bear an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Senior Notes. Interest on the Senior notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of December 31, 2018 the Company was in compliance with all of its covenants.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of December 31, 2018:

Year	Reverse Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
2019	$1,358,542	$194,135	$—	$1,552,677
2020	78,530	205,198	—	283,728
2021	61,776	13,150	—	74,926
2022	—	—	86,000	86,000
2023	—	—	—	—
Total	$1,498,848	$412,483	$86,000	$1,997,331

(1)	Reflects the Company's contractual principal repayment dates.

(2)	Reflects the Company's expected principal repayment dates.
8. Income Taxes
The Company has certain subsidiaries that have elected to be treated as corporations for U.S. federal income tax purposes. As of both December 31, 2018 and 2017, one such subsidiary had a deferred tax asset, resulting from a net operating loss carryforward, which was fully reserved through a valuation allowance. As of December 31, 2018, the deferred tax asset and the valuation allowance were valued at $5.9 million and $(5.9) million, respectively. As of December 31, 2017, the deferred tax asset and the valuation allowance were valued at 4.0 million and $(4.0) million, respectively.
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
Pursuant to the Company's management agreement, if the Company invests at issuance in the equity of any collateralized debt obligation that is managed, structured, or originated by Ellington or one of its affiliates, or if the Company invests in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of the Company's independent directors, the base management and incentive fees payable by the Company to its Manager will be reduced by an amount equal to the applicable portion (as described in the management agreement) of any such management, origination, or structuring fees.
Summary information—For the years ended December 31, 2018 and 2017, the total base management fee incurred, net of fee rebates, was $7.6 million and $9.1 million, respectively.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of December 31, 2018, there was a Loss Carryforward of $2.1 million.
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common share and OP Unit issuances since inception of the Company and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares and OP Units issued in such issuance and the number of days that such issued shares and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to common shares and OP Units at the beginning of such fiscal quarter by (II) the average number of common shares and OP Units outstanding for each day during such fiscal quarter, (iii) the sum of (x) the average number of common shares and LTIP Units outstanding for each day during such fiscal quarter, and (y) the average number of OP Units and OP LTIP Units outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common shares, OP LTIP Units, and OP Units (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of common shares and cash, provided that at least 10% of any quarterly payment will be made in common shares.
Summary information—Total incentive fee incurred for the year ended December 31, 2018 was $0.7 million. The Company did not accrue an incentive fee for the year ended December 31, 2017, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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

For the years ended December 31, 2018 and 2017, the Company reimbursed the Manager $6.5 million and $6.4 million, respectively, for previously incurred operating and compensation expenses.
Equity Investments in Certain Mortgage Originators
As of December 31, 2018, the mortgage originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date the Company purchases the related residential mortgage loans from the mortgage originator. As of December 31, 2018, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party borrowing arrangements. See Note 17, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company, through a related party of Ellington, or the "Loan Purchaser," is a beneficiary to a consumer loan purchase and sale flow agreement whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows was $21.9 million and $11.7 million as of December 31, 2018 and 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans. In addition, the Company also holds an investment in preferred stock and warrants to purchase additional preferred stock of the consumer loan originator that sells consumer loans to the Loan Purchaser.
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the year ended December 31, 2018, the Company purchased loans under these agreements with an aggregate principal balance of $166.3 million. As of December 31, 2018, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $263.5 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $181.5 million and $114.5 million as of December 31, 2018 and 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, and the residential mortgage loans previously held in the related party trust that now reside in the securitization trusts as described in Note 6 was $498.1 million and $183.1 million as of December 31, 2018 and 2017, respectively, and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.

The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of December 31, 2018, the aggregate fair value of these loans was $25.3 million and the non-controlling interests held by the unrelated third party and the various Ellington affiliates were $1.4 million and $4.1 million, respectively. As of December 31, 2017, the aggregate fair value of these loans was $27.9 million and the non-controlling interests held by the unrelated third party and the Ellington affiliates were $1.8 million and $5.3 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans with other investors, including unrelated third parties and various affiliates of Ellington. Each co-investor has an interest in a limited liability company that owns the loans. As of December 31, 2018 the Company's ownership percentage of the jointly owned limited liability company was approximately 15% and had a fair value of $1.1 million, which is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
The Company is also a co-investor, together with other affiliates of Ellington, in the parent of an entity (the "Holding Entity"), that holds a call right to a securitization. The Holding Entity issued notes to the Company and its affiliates, and to an unrelated third party. As of December 31, 2018 the notes held by the Company had a fair value of $10.9 million, which are included on the Company's Consolidated Condensed Schedule of Investments in Secured Notes.
Participation in Multi-Borrower Financing Facilities
The Company is a co-participant with certain other entities managed by Ellington (the "Affiliated Entities") in two entities (each, a “Jointly Owned Entity”), which were formed in order to facilitate the financing of small balance commercial mortgage loans and REO (collectively, "SBC Assets"). Each Jointly Owned Entity has a reverse repurchase agreement with a particular financing counterparty.
From time to time, when the Company and/or the Affiliated Entities wish to finance an SBC Asset through one of the Jointly Owned Entities, Ellington submits such SBC Asset for approval to the financing counterparty for such Jointly Owned Entity. Upon obtaining such approval, the Company and/or the Affiliated Entities, as the case may be, transfers such SBC Assets to the Jointly Owned Entity in exchange for its pro rata share of the financing proceeds that the Jointly Owned Entity receives from the financing counterparty. While the Company transferred certain SBC Assets to the Jointly Owned Entities, such SBC Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its SBC Assets. As of December 31, 2018 and 2017, the Jointly Owned Entities have outstanding issued debt under the reverse repurchase agreements in the amount of $149.0 million and $106.6 million, respectively. The Company's portion of this debt as of December 31, 2018 and 2017 was $77.0 million and $56.9 million, respectively, and is included under the caption Reverse repurchase agreements on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent that there is a default under one of these reverse repurchase agreements, all of the assets of the applicable Jointly Owned Entity, including those assets beneficially owned by any non-defaulting owners of such Jointly Owned Entity, could be used to satisfy the outstanding obligations under such reverse repurchase agreement. As of December 31, 2018, no party to either of the reverse repurchase agreements was in default. In connection with this financing as of December 31, 2017 there was a receivable from one of the Jointly Owned Entities in the amount of $23.4 million, which is included in Other assets on the Company's Consolidated Statement of Assets, Liabilities, and Equity. There was no receivable from the Jointly Owned Entities as of December 31, 2018.
Multi-Seller Consumer Loan Securitization
In December 2016, in order to facilitate the financing of the Company's share of the subordinated note held by the Acquiror, the Company entered into a repurchase agreement with the Acquiror (the "Acquiror Repurchase Agreement") whereby the Company's share of the subordinated note held by the Acquiror was transferred to the Company as collateral under the Acquiror Repurchase Agreement. The Company then re-hypothecated this collateral to a third-party lending institution pursuant to a reverse repurchase agreement (the "Reverse Agreement"). The Acquiror Repurchase Agreement is included on the Company's Consolidated Statement of Assets, Liabilities and Equity under the caption, Repurchase agreements, at fair value and on its Consolidated Condensed Schedule of Investments. The Company's obligation under the Reverse Agreement is included on its Consolidated Statement of Assets, Liabilities and Equity under the caption, Reverse repurchase agreements. In December 2018, the Acquiror sold the Company's share of the subordinated note, and as a result as of December 31, 2018 there were no amounts outstanding amounts under the Acquiror Repurchase Agreement or the Reverse Agreement. As of December 31, 2017 the outstanding amounts under the Acquiror Repurchase Agreement and the Reverse Agreement were each $5.7 million and the fair value of the related collateral was $9.4 million. See Note 6 for details of the Company's participation in the multi-seller consumer loan securitization.

Participation in CLO Transactions
As discussed in Note 6, the Company participated in various CLO securitization transactions, all managed by the CLO Manager.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the years ended December 31, 2018 and 2017, the amount of such fee rebates was $1.4 million and $0.3 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of December 31, 2018 and 2017, the Company's loan receivable related to the warehouse facility in operation at such time was in the amount of $11.6 million and $16.9 million, respectively, and is included on the Consolidated Statement of Assets, Liabilities and Equity in Other assets. Each loan receivable from these warehouse facilities is considered a Level 3 asset and its carrying value approximates fair value due to its short term nature and the adequacy of the assets acquired into the warehouse.
In July 2018, the Company purchased two loans from the CLO I Securitization, at the fair market price. The loans purchased by the Company had a face amount of $2.9 million. The Company subsequently sold one of the loans and the remaining loan had a fair value of $1.6 million at December 31, 2018 and is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Debt.
10. Long-Term Incentive Plan Units
LTIP Units and OP LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each LTIP Unit is convertible into one common share. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of common shares of the Company or for the cash value of such common shares, at the Company's election. Costs associated with the LTIP Units and the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units and OP LTIP Units issued under the Company's incentive plans for each of the years ended December 31, 2018 and 2017 was $0.4 million.
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
On December 11, 2018, the Company's Board of Directors authorized the issuance of 17,383 OP LTIP Units to certain of its partially dedicated employees pursuant to the Company's 2017 Equity Incentive Plan. These OP LTIP Units will vest and become non-forfeitable on December 11, 2019 with respect to 8,692 OP LTIP Units and December 11, 2020 with respect to 8,691 OP LTIP Units.
On December 31, 2018, the Company redeemed all 503,988 outstanding LTIP Units which it had originally issued under its incentive plans, with each LTIP unitholder receiving in exchange an equal number of OP LTIP Units (the "Redemption Transaction").

The below table details unvested OP LTIP Units as of December 31, 2018:

Grant Recipient	Number of OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	14,440	September 12, 2018	September 11, 2019
Partially dedicated employees:
	8,692	December 11, 2018	December 11, 2019
	8,691	December 11, 2018	December 11, 2020
	1,723	March 7, 2018	March 7, 2019
	5,886	December 12, 2017	December 12, 2019
Total unvested OP LTIP Units at December 31, 2018	39,432

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.

The following table summarizes issuance and exercise activity of LTIP Units and OP LTIP Units for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units and OP LTIP Units Outstanding (12/31/2017 and 12/31/2016, respectively)	375,000	116,159	491,159	375,000	94,539	469,539
Granted	—	33,546	33,546	—	24,421	24,421
Exercised	—	(3,334)	(3,334)	—	(2,801)	(2,801)
LTIP Units and OP LTIP Units Outstanding (12/31/2018 and 12/31/2017, respectively)	375,000	146,371	521,371	375,000	116,159	491,159
LTIP Units and OP LTIP Units Vested and Outstanding (12/31/2018 and 12/31/2017, respectively)	375,000	106,939	481,939	375,000	86,155	461,155
As of December 31, 2018, there were an aggregate of 1,874,223 common shares underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
11. Non-controlling Interests
Operating Partnership
Non-controlling interests include the Convertible Non-controlling Interests in the Operating Partnership owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and related parties. These interests consist of OP Units and OP LTIP Units. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. On December 11, 2018, the Company issued 17,383 OP LTIP Units to certain officers of the Company. On December 31, 2018, the Company redeemed 503,988 LTIP Units and distributed 503,988 OP LTIP Units to non-controlling interest members pursuant to the Redemption Transaction. Income allocated to these non-controlling interests is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units and OP LTIP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. OP Units and OP LTIP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As December 31, 2018, the Convertible Non-controlling Interests consisted of the outstanding 521,371 OP LTIP Units and 212,000 OP Units, and represented an interest of approximately 2.4% in the Operating Partnership. As of December 31, 2017, the Convertible Non-controlling Interests consisted of 212,000 outstanding OP Units, and represented an interest of approximately 0.7% in the Operating Partnership. As of December 31, 2018 and 2017 non-controlling interests related to the outstanding 521,371 OP LTIP Units and the outstanding 212,000 OP Units was $13.9 million and $4.0 million, respectively.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. The subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2018 and 2017 these joint venture partners' interests in subsidiaries of the Company were $17.3 million and $16.7 million, respectively.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
12. Common Share Capitalization
During the years ended December 31, 2018 and 2017, the Board of Directors authorized dividends totaling $1.64 per share and $1.76 per share, respectively. Total dividends paid during the years ended December 31, 2018 and 2017 were $50.7 million and $57.6 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Common Shares Outstanding (12/31/2017 and 12/31/2016, respectively)	31,335,938	32,294,703
Share Activity:
Shares repurchased	(1,547,148)	(961,566)
Director LTIP Units exercised	3,334	2,801
Shares issued in connection with incentive fee payment	4,477	—
Common Shares Outstanding (12/31/2018 and 12/31/2017, respectively)	29,796,601	31,335,938
If all LTIP Units, OP LTIP Units, and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of December 31, 2018 and 2017, the Company's issued and outstanding common shares would increase to 30,529,972 shares and 32,680,917 shares, respectively.
On June 13, 2018, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the year ended December 31, 2018, the Company repurchased 1,547,148 common shares at an average price per share of $14.95 and a total cost of $23.1 million. As of December 31, 2018, the Company had repurchased 361,090 common shares at an average price per share of $15.34 and a total cost of $5.5 million under the current share repurchase program.

13. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Year Ended December 31,
	2018	2017
(In thousands except share amounts)
Net increase (decrease) in shareholders' equity resulting from operations	$46,676	$33,981
Add: Net increase (decrease) in equity resulting from operations attributable to participating non-controlling interests(1)	319	221
Net increase (decrease) in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interests	46,995	34,202
Net increase (decrease) in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase (decrease) in shareholders' equity resulting from operations– common shares	45,922	33,487
Net increase (decrease) in shareholders' equity resulting from operations– LTIP Units	753	494
Dividends Paid:
Common shareholders	(49,576)	(56,434)
LTIP Unit holders	(812)	(829)
Non-controlling interests	(348)	(373)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interests	(50,736)	(57,636)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(3,653)	(22,947)
LTIP Unit holders	(59)	(335)
Non-controlling interests	(29)	(152)
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interests	$(3,741)	$(23,434)
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	30,297,401	32,062,091
Weighted average participating LTIP Units	496,962	472,527
Weighted average non-controlling interest units	212,000	212,000
Basic earnings per common share:
Distributed	$1.64	$1.76
Undistributed (Distributed in excess of)	(0.12)	(0.72)
	$1.52	$1.04
Diluted earnings per common share:
Distributed	$1.64	$1.76
Undistributed (Distributed in excess of)	(0.12)	(0.72)
	$1.52	$1.04

(1)
For the years ended December 31, 2018 and 2017, excludes net increase (decrease) in equity resulting from operations of $2.9 million and $1.8 million, respectively attributable to joint venture partners, which have non-participating interests as described in Note 11.

14. Counterparty Risk
As of December 31, 2018, investments with an aggregate value of approximately $1.79 billion were held with dealers as collateral for various reverse repurchase agreements. The investments held as collateral include securities in the amount of $86.7 million that were sold prior to period end but for which such sale had not yet settled as of December 31, 2018.
The following table details the percentage of such collateral held by counterparties who hold greater than 15% of the aggregate $1.79 billion in collateral for various reverse repurchase agreements as of December 31, 2018. In addition to the below, unencumbered investments, on a settlement date basis, of approximately $13.3 million were held in custody at the Bank of New York Mellon Corporation as of December 31, 2018.

Dealer	% of Total Collateral on Reverse Repurchase Agreements
Royal Bank of Canada	19%
The following table details the percentage of collateral amounts held by dealers who hold greater than 15% of the Company's Due from Brokers, included as of December 31, 2018:

Dealer	% of Total Due from Brokers
Morgan Stanley	37%
J.P. Morgan Securities LLC	30%
The following table details the percentage of amounts held by dealers who hold greater than 15% of the Company's Receivable for securities sold as of December 31, 2018:

Dealer	% of Total Receivable for Securities Sold
J.P. Morgan Securities LLC	25%
Bank of America Securities	26%
CS First Boston Limited	34%
In addition, the Company held cash and cash equivalents of $44.7 million and $47.2 million as of December 31, 2018 and December 31, 2017, respectively. The below table details the concentration of cash and cash equivalents held by each counterparty:

	As of
Counterparty	December 31, 2018	December 31, 2017
Bank of New York Mellon Corporation	64%	37%
Deutsche Bank Securities	5%	5%
Bank of America Securities	2%	2%
Morgan Stanley Institutional Liquidity Fund—Government Portfolio	10%	—%
BlackRock Liquidity Funds FedFund Portfolio	9%	56%
Goldman Sachs Financial Square Funds—Government Fund	9%	—%
Lakeland Bank Inc.	1%	—%
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
The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250	$250
Flow consumer loan purchase and sale agreement	175	175
Total	$425	$425

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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2018 and 2017. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
December 31, 2018:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$20,001	$(10,910)	$—	$(2,514)	$6,577
Repurchase agreements	61,274	(61,274)	—	—	—
Liabilities
Financial derivatives–liabilities	(20,806)	10,910	—	9,896	—
Reverse repurchase agreements	(1,498,849)	61,274	1,420,601	16,974	—
December 31, 2017:

Description	Amount of Assets (Liabilities) Presented in the Consolidated Statements of Assets, Liabilities, and Equity(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$28,165	$(18,708)	$—	$(1,720)	$7,737
Repurchase agreements	155,949	(155,949)	—	—	—
Liabilities
Financial derivatives–liabilities	(36,273)	18,708	—	17,565	—
Reverse repurchase agreements	(1,209,315)	155,949	1,034,808	18,558	—

(1)
In the Company's Consolidated Statement of Assets, Liabilities, and Equity, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of December 31, 2018 and 2017 were $1.79 billion and $1.41 billion, respectively. As of December 31, 2018 and 2017, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $0.1 million and $6.4 million, respectively. As of December 31, 2018 and 2017, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $16.4 million and $16.6 million, respectively.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of both December 31, 2018 and December 31, 2017, the Company has no liabilities recorded for these agreements.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $1.0 million as of December 31, 2018. As of December 31, 2017 the Company did not have any such unfunded commitments.
Commitments and Contingencies Related to Investments in Mortgage Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 9, Related Party Transactions, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of December 31, 2018 the mortgage originator had $2.9 million outstanding borrowings under these agreements guaranteed by the Company. The Company's obligation under these arrangements are deemed to be guarantees under ASC 460-10 and are carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of both December 31, 2018 and 2017 the estimated fair value of such guarantees was zero.
18. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Year Ended December 31,
	2018	2017
Beginning Shareholders' Equity Per Share (12/31/2017 and 12/31/2016, respectively)	$19.15	$19.75
Net Investment Income	1.42	1.10
Net Realized/Unrealized Gains (Losses)	0.23	0.02
Results of Operations Attributable to Equity	1.65	1.12
Less: Results of Operations Attributable to Non-controlling Interests	(0.11)	(0.06)
Results of Operations Attributable to Shareholders' Equity(1)	1.54	1.06
Dividends Paid to Common Shareholders	(1.64)	(1.76)
Weighted Average Share Impact on Dividends Paid (2)	(0.03)	(0.04)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	(0.10)	0.14
Ending Shareholders' Equity Per Share (12/31/2018 and 12/31/2017, respectively)(3)	$18.92	$19.15
Shares Outstanding, end of period	29,796,601	31,335,938

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of December 31, 2018 and 2017, shareholders' equity per share would be $18.92 and $18.85, respectively.

Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Year Ended December 31,
	2018 (2)	2017
Total Return	7.38%	6.14%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.

(2)
The Company redeemed all 503,988 of its outstanding LTIP Units which it had originally issued under its incentive plans, with each LTIP unitholder receiving in exchange an equal number of OP LTIP Units. While this activity did not affect fully diluted net asset value per common share, it did cause a 1.66% decline in net asset value per common share. The Company's total return for the year ended December 31, 2018 before the effect of this activity was 9.19%.

Market Based Total Return for a Shareholder:
For the years ended December 31, 2018 and 2017, the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 17.30% and 4.35%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)

	Year Ended December 31,
	2018	2017
Net Investment Income	7.04%	5.51%

(1)	Average equity is calculated using month end values.
Expense Ratios to Average Equity: (1)

	Year Ended December 31,
	2018	2017
Operating expenses, before interest expense and other investment related expenses	(2.86)%	(2.81)%
Incentive fee	(0.12)%	—%
Interest expense and other investment related expenses	(12.03)%	(6.41)%
Total Expenses	(15.01)%	(9.22)%

(1)	Average equity is calculated using month end values.

19. Condensed Quarterly Financial Data (Unaudited)
Detailed below is unaudited quarterly financial data for the years ended December 31, 2018 and 2017.

	Three Month Period Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income(1)	$28,092	$31,941	$35,300	$35,694
Other income	716	1,094	1,046	1,157
Total investment income	28,808	33,035	36,346	36,851
EXPENSES
Base management fee to affiliate(2)	1,978	2,021	1,830	1,744
Incentive fee to affiliate	—	291	424	—
Interest expense(1)	11,562	13,383	15,678	16,083
Other investment related expenses	2,952	3,771	4,384	4,201
Other operating expenses	2,074	2,578	2,352	4,609
Total expenses	18,566	22,044	24,668	26,637
NET INVESTMENT INCOME	10,242	10,991	11,678	10,214
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	13,051	(1,343)	10,102	9,578
Change in net unrealized gain (loss) on investments, other secured borrowings, financial derivatives, and foreign currency translation	(1,969)	12,536	(14,306)	(20,862)
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	11,082	11,193	(4,204)	(11,284)
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	21,324	22,184	7,474	(1,070)
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	285	991	813	1,147
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$21,039	$21,193	$6,661	$(2,217)
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted (3)	$0.67	$0.69	$0.22	$(0.07)

(1)
Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.9 million, respectively, for the three-month period ended March 31, 2018. Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.8 million, respectively, for the three-month period ended June 30, 2018. Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.7 million, respectively, for the three-month period ended September 30, 2018. Includes interest income and interest expense of a consolidated securitization trust of $2.1 million and $1.2 million, respectively, for the three-month period ended December 31, 2018. See Note 6 for further details on the Company's consolidated securitization trusts.

(2)
Net of management fee rebate of $0.3 million, $0.3 million, $0.4 million, and $0.4 million, for the each of the three-month periods ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018, respectively. See Note 9 for further details on management fee rebates.

(3)
For the year ended December 31, 2018 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 13) as a result of changes in shares during the year due to repurchases of common shares, as EPS is calculated using average shares outstanding during the period.

	Three Month Period Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
(In thousands except per share amounts)
INVESTMENT INCOME
Interest income(1)	$22,886	$21,788	$21,145	$23,810
Other income	939	872	1,232	1,288
Total investment income	23,825	22,660	22,377	25,098
EXPENSES
Base management fee to affiliate(2)	2,410	2,372	2,161	2,113
Interest expense(1)	6,003	7,625	8,166	9,326
Other investment related expenses	1,521	2,058	1,908	4,267
Other operating expenses	2,116	2,173	2,240	2,333
Total expenses	12,050	14,228	14,475	18,039
NET INVESTMENT INCOME	11,775	8,432	7,902	7,059
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions	(831)	(5,347)	1,205	(5,831)
Change in net unrealized gain (loss) on investments, financial derivatives, and foreign currency translation	4,786	2,356	(2,512)	6,970
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY	3,955	(2,991)	(1,307)	1,139
NET INCREASE (DECREASE) IN EQUITY RESULTING FROM OPERATIONS	15,730	5,441	6,595	8,198
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	452	377	400	754
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$15,278	$5,064	$6,195	$7,444
NET INCREASE (DECREASE) IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted(3)	$0.47	$0.16	$0.19	$0.23

(1)
Includes interest income and interest expense of a consolidated securitization trust of $1.5 million and $0.6 million, respectively, for the thee-month period ended December 31, 2017. See Note 6 for further details on the Company's consolidated securitization trusts.

(2)
Net of management fee rebate of $0.2 million for the each of the three-month periods ended September 30, 2017 and December 31, 2017, respectively. See Note 9 for further details on management fee rebates.

(3)
For the year ended December 31, 2017 the sum of EPS for the four quarters of the year does not equal EPS as calculated for the entire year (see Note 13) as a result of changes in shares during the year due to repurchases of common shares, as EPS is calculated using average shares outstanding during the period.

20. Subsequent Events
On February 13, 2019, the Company announced that it will elect to be taxed as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2019. To facilitate this planned election, it has elected to be taxed as a corporation for U.S. federal income tax purposes effective January 1, 2019.
Also on February 13, 2019, the Company exchanged $86 million of 5.50% Senior Notes due 2022 (the "New Senior Notes") for its existing 5.25% senior notes due 2022 (the "Existing Senior Notes"). The New Senior Notes were jointly and severally issued by two of the Company's subsidiaries and fully guaranteed by the Company. The indenture governing the New Senior Notes contains a number of covenants, including several financial covenants.
On February 14, 2019, the Company's Board of Directors approved a dividend in the amount of $0.41 per share payable on March 15, 2019 to shareholders of record as of March 1, 2019.
On February 28, 2019, the Company filed a certificate of conversion with the Secretary of State of the State of Delaware (the "Secretary of State") to convert from a Delaware limited liability company to a Delaware corporation (the "Conversion") and change its name to Ellington Financial Inc. (the "Corporation"). The Conversion became effective on March 1, 2019, and upon effectiveness, each of the Company's existing common shares representing limited liability company interests, no par value, converted into one issued and outstanding, fully paid and nonassessable share of common stock, $0.001 par value per share, of the Corporation. In connection with the Conversion, the Board approved the Company's Certificate of Incorporation, which the Company also filed with the Secretary of State, and the Company's Bylaws.
On March 11, 2019, the Company's Board of Directors approved a dividend in the amount of $0.14 per share payable on April 25, 2019 to stockholders of record as of March 29, 2019.
In connection with the Conversion and the Company's plan to qualify as a REIT for the year ending December 31, 2019, effective January 1, 2019 the Company no longer qualifies for investment company accounting in accordance with ASC 946 and will discontinue its use prospectively. The Company will continue to measure its qualifying assets and liabilities at fair value by electing the fair value option where applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Company's internal control over financial reporting as of December 31, 2018. Their report appears on page 83 of this Annual Report on Form 10-K.

Item 9B. Other Information
Our discussion of material U.S. federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces in its entirety, the disclosure under the heading "Material U.S. Federal Income Tax Considerations" in the base prospectus dated June 15, 2017, which is included in and forms part of our registration statement on Form S-3 (No. 333-218371) as well as the supplemental disclosure that was filed as Exhibit 99.1 to our Annual Report on Form 10-K, filed with the SEC on March 15, 2018 (File No. 001-34569).

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual stockholders' meeting.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual stockholders' meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by Item 12 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual stockholders' meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual stockholders' meeting.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to information to be included in our definitive Proxy Statement for our 2019 annual stockholders' meeting.
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
3.1
Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on November 3, 2009, as amended) - terminated effective March 1, 2019

3.2
First Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2011) - terminated effective March 1, 2019

3.3
Second Amendment to Second Amended and Restated Operating Agreement of Ellington Financial LLC (incorporated by reference to the quarterly report on Form 10-Q for the quarterly period ended June 30, 2017) - terminated effective March 1, 2019

3.4	Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on March 4, 2019)

3.5	Bylaws of Ellington Financial Inc. (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on March 4, 2019)

4.1
Indenture, dated as of August 18, 2017, between Ellington Financial LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to the Current Report on Form 8-K filed on August 22, 2017)

4.2	Form of Ellington Financial LLC’s 5.25% Senior Notes due 2022 (included in Exhibit 4.2 and incorporated by reference to the Current Report on Form 8-K filed on August 22, 2017)

4.3
Indenture, dated as of February 13, 2019, among EF Holdco Inc., EF Cayman Holdings Ltd., Ellington Financial LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to the current report on Form 8-K (No. 001-34569), filed on February 13, 2019)

4.4	Form of EF Holdco Inc.’s and EF Cayman Holdings Ltd.’s 5.50% Senior Notes due 2022 (included in Exhibit 4.3)

10.1	Seventh Amended and Restated Management Agreement, by and between the Company, Ellington Financial Operating Partnership LLC and Ellington Financial Management LLC, dated as of March 13, 2018

10.2
Operating Agreement of Ellington Financial Operating Partnership LLC, by and between the Company, Ellington Financial Operating Partnership LLC and EMG Holdings, L.P., dated as of January 1, 2013 (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.3†	2007 Incentive Plan for Individuals (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.4†	2007 Incentive Plan for Entities (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed July 14, 2009, as amended)

10.5†	Ellington Financial LLC 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.6†	Form of LTIP Unit Award Agreement for Directors (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7†	Form of LTIP Unit Award Agreement for Individuals (incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8†	Form of Individual LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

10.9†	Form of Non-Employee Director LTIP Unit Award Agreement under 2017 Equity Incentive Plan (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2017)

Exhibit	Description
(continued)
10.10†	Form of Indemnity Agreement (incorporated by reference to the registration statement on Form S-11 (No. 333-160562), filed on September 3, 2009, as amended)

10.11†
Retirement Agreement, dated March 30, 2018 by and between Lisa Mumford and Ellington Management Group, L.L.C. and its affiliates listed as parties thereto (incorporated by reference to the Current Report on 8-K filed on April 2, 2018)

21.1	List of Subsidiaries

23.1	Consent of the Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature Page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1	Material U.S. Federal Income Tax Considerations

101
The following financial information from Ellington Financial LLC's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Assets, Liabilities, and Equity, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

ELLINGTON FINANCIAL INC.
Date:	March 14, 2019	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
We, the undersigned officers and directors of Ellington Financial Inc., hereby severally constitute Laurence Penn, Daniel Margolis, Jason Frank and JR Herlihy, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Ellington Financial LLC to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the SEC, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ LAURENCE PENN	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2019
LAURENCE PENN

/s/ JR HERLIHY	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019
JR HERLIHY

/s/ LISA MUMFORD	Director	March 14, 2019
LISA MUMFORD

/s/ THOMAS F. ROBARDS	Chairman of the Board	March 14, 2019
THOMAS F. ROBARDS

/s/ RONALD I. SIMON PH.D	Director	March 14, 2019
RONALD I. SIMON PH.D

/s/ EDWARD RESENDEZ	Director	March 14, 2019
EDWARD RESENDEZ