Form 10-Q
period 2019-03-31
Ellington Financial Inc.
filed 2019-05-10
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	EFC	The New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Stock, $0.001 par value per share	29,745,776

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2019
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$55,876
Restricted cash(1)	175
Securities, at fair value	1,529,485
Loans, at fair value(1)	1,014,990
Investments in unconsolidated entities, at fair value(1)	58,152
Real estate owned(1)	31,003
Financial derivatives—assets, at fair value	15,356
Reverse repurchase agreements	25,381
Due from brokers(1)	58,145
Investment related receivables(1)	78,223
Other assets(1)	3,779
Total Assets	$2,870,565
Liabilities
Securities sold short, at fair value	$26,212
Repurchase agreements(1)	1,550,016
Financial derivatives—liabilities, at fair value	26,904
Due to brokers	4,820
Investment related payables(1)	168,211
Other secured borrowings(1)	117,315
Other secured borrowings, at fair value(1)	282,124
Senior notes, net	85,100
Accounts payable and accrued expenses(1)	6,167
Base management fee payable to affiliate	1,722
Dividend payable	4,267
Interest payable(1)	4,995
Other liabilities(1)	278
Total Liabilities	2,278,131
Commitments and contingencies (Note 21)
Equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 29,745,776 shares issued and outstanding	30
Additional paid-in-capital	664,654
Retained earnings (accumulated deficit)	(102,475)
Total Stockholders' Equity	562,209
Non-controlling interests(1)	30,225
Total Equity	592,434
Total Liabilities and Equity	$2,870,565

(1)
Ellington Financial Inc.'s Condensed Consolidated Balance Sheet includes assets and liabilities of variable interest entities it has consolidated. See Note 9 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

Three-Month Period Ended March 31, 2019
(In thousands, except per share amounts)	Expressed in U.S. Dollars
Net Interest Income
Interest income	$36,016
Interest expense	(17,618)
Total net interest income	18,398
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(5,322)
Realized gains (losses) on financial derivatives, net	(11,570)
Realized gains (losses) on real estate owned, net	(58)
Unrealized gains (losses) on securities and loans, net	26,388
Unrealized gains (losses) on financial derivatives, net	(5,689)
Unrealized gains (losses) on real estate owned, net	(247)
Other, net	2,002
Total other income (loss)	5,504
Expenses
Base management fee to affiliate (Net of fee rebates of $447)(1)	1,722
Investment related expenses:
Servicing expense	2,393
Other	1,083
Professional fees	1,956
Compensation expense	1,072
Other expenses	985
Total expenses	9,211
Net Income (Loss) before Earnings from Investments in Unconsolidated Entities	14,691
Earnings from investments in unconsolidated entities	1,797
Net Income (Loss)	16,488
Net Income (Loss) Attributable to Non-Controlling Interests	1,080
Net Income (Loss) Attributable to Common Stockholders	$15,408
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.52

(1)	See Note 13 for further details on management fee rebates.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
(In thousands, except share amounts)		Expressed in U.S. Dollars
BALANCE, January 1, 2019	29,796,601	$—	$665,356	$(101,523)	$563,833	$31,337	$595,170
Share conversion(1)	—	30	(30)	—	—	—	—
Net income (loss)				15,408	15,408	1,080	16,488
Contributions from non-controlling interests						2,512	2,512
Dividends(2)				(16,360)	(16,360)	(404)	(16,764)
Distributions to non-controlling interests						(4,306)	(4,306)
Adjustment to non-controlling interests			(4)		(4)	4	—
Repurchase of shares of common stock	(50,825)	—	(782)	—	(782)	—	(782)
Share-based long term incentive plan unit awards			114		114	2	116
BALANCE, March 31, 2019	29,745,776	$30	$664,654	$(102,475)	$562,209	$30,225	$592,434

(1)	See Note 1 for further details on the share conversion.

(2)	For the three-month period ended March 31, 2019, dividends totaling $0.55 per share of common stock outstanding were declared.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Three-Month Period Ended March 31, 2019
(In thousands)	Expressed in U.S. Dollars
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities	$20,992
Cash Flows from Investing Activities:
Purchase of securities	(617,445)
Purchase of loans	(260,716)
Capital improvements of real estate owned	(240)
Proceeds from disposition of securities	682,337
Proceeds from disposition of loans	10,296
Contributions to investments in unconsolidated entities	(13,245)
Distributions from investments in unconsolidated entities	27,585
Proceeds from disposition of real estate owned	9
Proceeds from principal payments of securities	36,414
Proceeds from principal payments of loans	87,481
Proceeds from securities sold short	278,033
Repurchase of securities sold short	(329,382)
Payments on financial derivatives	(32,285)
Proceeds from financial derivatives	22,161
Payments made on reverse repurchase agreements	(1,536,791)
Proceeds from reverse repurchase agreements	1,572,683
Due from brokers, net	11,026
Due to brokers, net	(2,476)
Net cash provided by (used in) investing activities	(64,555)
Cash Flows from Financing Activities:
Repurchase of common stock	(782)
Dividends paid	(12,497)
Contributions from non-controlling interests	2,512
Distributions to non-controlling interests	(4,306)
Proceeds from issuance of Other secured borrowings	16,680
Principal payments on Other secured borrowings	(13,465)
Borrowings under repurchase agreements	1,507,161
Repayments of repurchase agreements	(1,443,871)
Due from brokers, net	3,707
Due to brokers, net	(606)
Net cash provided by (used in) financing activities	54,533
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	10,970
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	45,081
Cash, Cash Equivalents, and Restricted Cash, End of Period	$56,051

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Three-Month Period Ended March 31, 2019
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$19,782
Dividends payable	4,267
Share-based long term incentive plan unit awards (non-cash)	116
Transfers from mortgage loans to real estate owned (non-cash)	299
Proceeds from principal payments of investments (non-cash)	15,767
Principal payments on Other secured borrowings, at fair value (non-cash)	(15,767)
Repayment of senior notes (non-cash)	(86,000)
Issuance of senior notes (non-cash)	86,000

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(UNAUDITED)
1. Organization and Investment Objective
Ellington Financial Inc., formerly known as Ellington Financial LLC, was originally formed as a Delaware limited liability company on July 9, 2007 and commenced operations on August 17, 2007. On February 28, 2019, Ellington Financial LLC filed a certificate of conversion with the Secretary of State of the State of Delaware (the "Secretary") to convert from a Delaware limited liability company to a Delaware corporation (the "Conversion") and change its name to Ellington Financial Inc. The Conversion became effective on March 1, 2019, and upon effectiveness, each of Ellington Financial LLC's existing common shares representing limited liability company interests, no par value, converted into one issued and outstanding, fully paid and nonassessable share of common stock, $0.001 par value per share, of Ellington Financial Inc. In connection with the Conversion, Ellington Financial Inc.'s Board of Directors (the "Board of Directors") approved Ellington Financial Inc.'s Certificate of Incorporation (which was also filed with the Secretary) and Bylaws.
Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 97.6% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
The Company conducts its operations to qualify and be taxed as a real estate investment trust, or "REIT," under the Internal Revenue Code of 1986, as amended (the "Code"), and has elected to be taxed as a corporation effective January 1, 2019. The Company intends to qualify and will elect to be taxed as a REIT for U.S. federal income tax purposes commencing with the tax year ending December 31, 2019, the tax return for which is expected to be filed in 2020. In anticipation of the Company's intended election to be taxed as a REIT under the Code beginning with its 2019 taxable year (the "REIT Election"), the Company implemented an internal restructuring as of December 31, 2018. As part of this restructuring, the Company moved certain of its non-REIT-qualifying investments and financial derivatives to taxable REIT subsidiaries or, "TRSs," and disposed of certain of its investments in non-REIT-qualifying investments and financial derivatives.
The Company invests in a diverse array of financial assets, including residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," residential and commercial mortgage loans, consumer loans and asset-backed securities, or "ABS," backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments.
Ellington Financial Management LLC ("EFM" or the "Manager") is an SEC-registered investment adviser and a registered commodity pool operator that serves as the Manager to the Company pursuant to the terms of its Seventh Amended and Restated Management Agreement (the "Management Agreement"), which was approved by the Board of Directors effective March 13, 2018. EFM is an affiliate of Ellington Management Group, L.L.C. ("Ellington"), an investment management firm that is registered as both an investment adviser and a commodity pool operator. In accordance with the terms of the Management Agreement, the Manager implements the investment strategy and manages the business and operations on a day-to-day basis for the Company and performs certain services for the Company, subject to oversight by the Board of Directors.
2. Significant Accounting Policies
(A) Basis of Presentation: The Company's unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or "U.S. GAAP," and Regulation S-X. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, its subsidiaries, and variable interest entities, or "VIEs," for which the Company is deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, all material adjustments considered necessary for a fair statement of the Company's interim condensed consolidated financial statements have been included and are only of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The Company adopted ASC 946, Financial Services—Investment Companies ("ASC 946") upon its commencement of operations in August 2007, and applied U.S. GAAP for investment companies. In connection with the Company's internal restructuring and the Company's intention to qualify as a REIT for the year ending December 31, 2019, the Company has determined that, effective January 1, 2019, it no longer qualifies for investment company accounting in accordance with ASC 946-10-25, and has prospectively discontinued its use. The Company will elect the fair value option, or "FVO," for, and therefore the Company will continue to measure at fair value, those of its assets and liabilities it had previously measured at fair value and for which such election is permitted, as provided for under ASC 825, Financial Instruments ("ASC 825"). Due to the prospective application of a change in accounting as required under ASC 946-10-25-2, the Company has determined that the presentation of its condensed consolidated financial statements for periods beginning after December 31, 2018 are not comparable to the consolidated financial statements previously prepared for prior periods for which the Company applied ASC 946. As a result, the Company has provided separate consolidated financial statements for applicable prior periods in Item 1 of this Quarterly Report on Form 10-Q.
Reclassification and Presentation
Effective January 1, 2019, the Company prospectively discontinued its application of ASC 946. Upon its change in status, the following significant changes and elections were made:

•	Investments in securities are now accounted for in accordance with ASC 320, Investments—Debt and Equity Securities ("ASC 320");

•
The Company elected the FVO as provided for under ASC 825-10-25-4 for all eligible financial instruments for which the Company had previously measured at fair value, including investments in securities, loans, financial derivatives, and certain of the Company's secured borrowings. As a result, all changes in the fair value of such financial instruments will continue to be recorded in earnings on the Company's Condensed Consolidated Statement of Operations;

•
Real estate owned, or "REO," is not eligible for the FVO election. As a result, REO is carried at the lower of cost or fair value. The Company's cost basis in any REO that was previously measured at fair value under ASC 946 was adjusted on January 1, 2019 to equal the fair value of such investment as of December 31, 2018;

•
The Company elected not to designate its financial derivatives as hedging instruments in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). As a result, all changes in the fair value of financial derivatives will continue to be recorded in earnings on the Company's Condensed Consolidated Statement of Operations;

•
Forward settling to-be-announced mortgage-backed-securities, or "TBAs," are no longer classified as investments. TBAs will be classified as financial derivatives, with the difference between the forward contract price and the market value of the TBA position as of the reporting date included in Unrealized gains (losses) on financial derivatives, net, on the Condensed Consolidated Statement of Operations; and

•
The Company is required to account for certain of its equity investments under ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). The Company has elected the FVO for such equity investments and changes in fair value will be reported in Earnings from investments in unconsolidated entities, on the Condensed Consolidated Statement of Operations.

The discontinuation of the Company's application of ASC 946 prospectively changed the presentation of the Company's condensed consolidated financial statements. The most significant changes are:

•	The Consolidated Statement of Assets, Liabilities, and Equity has been changed to a Condensed Consolidated Balance Sheet;

•	The Consolidated Condensed Schedule of Investments has been removed;

•
The Consolidated Statement of Operations is no longer presented in the format required under ASC 946. The Company will present the Condensed Consolidated Statement of Operations as required under U.S. GAAP for operating companies. A Consolidated Statement of Other Comprehensive Income (Loss) will be presented, if and when applicable;

•	The Condensed Consolidated Statement of Cash Flows has been changed, and now includes a section for investing activities;

•	Certain footnotes have been changed to reflect conformity with applicable U.S. GAAP for operating companies;

•
The Company re-evaluated its interests in all entities to determine whether they are variable interests, and re-evaluated its investments, including it investments in partially owned entities, to determine if they are VIEs, as required under ASC 810, Consolidation ("ASC 810"). The Company also re-evaluated consolidation considerations for all of its investments in VIEs and partially owned entities, as required under ASC 810. Applicable disclosures related to VIEs have been included in these notes to condensed consolidated financial statements;

•
Securities/loans sold under agreements to be repurchased at an agreed-upon price and date, which were formerly referred to as "reverse repurchase agreements," are now referred to as "repurchase agreements";

•
Securities/loans purchased under agreements to resell at an agreed-upon price and date, which were formerly referred to as "repurchase agreements," are now referred to as "reverse repurchase agreements"; and

•	The financial highlights disclosures, which are not required under U.S. GAAP for operating companies, have been removed.
(B) Valuation: The Company applies ASC 820-10, Fair Value Measurement ("ASC 820") to its holdings of financial instruments. ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Currently, the types of financial instruments the Company generally includes in this category are listed equities and exchange-traded derivatives;

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," U.S. Treasury securities and sovereign debt, certain non-Agency RMBS, CMBS, CLOs, corporate debt, and actively traded derivatives such as interest rate swaps, foreign currency forwards, and other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, CLOs, ABS, and credit default swaps, or "CDS," on individual ABS, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, and private corporate debt and equity investments.

For certain financial instruments, the various inputs that management uses to measure fair value may fall into different levels of the fair value hierarchy. For each such financial instrument, the determination of which category within the fair value hierarchy is appropriate is based on the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the various inputs that management uses to measure fair value, with the highest priority given to inputs that are observable and reflect quoted prices (unadjusted) for identical assets or liabilities in active markets (Level 1), and the lowest priority given to inputs that are unobservable and significant to the fair value measurement (Level 3). The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The Company may use valuation techniques consistent with the market and income approaches to measure the fair value of its financial instruments. The market approach uses third-party valuations and information obtained from market transactions involving identical or similar financial instruments. The income approach uses projections of the future economic benefit of an instrument to determine its fair value, such as in the discounted cash flow methodology. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. The leveling of each financial instrument is reassessed at the end of each period. Transfers between levels of the fair value hierarchy are assumed to occur at the end of the reporting period.
Summary Valuation Techniques
For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of the Company's financial instruments are not traded in an active market. Therefore, management generally uses third-party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. The following are summary descriptions, for various categories of financial instruments, of the valuation methodologies management uses in determining fair value of the Company's financial instruments in such categories. Management utilizes such methodologies to assign a fair value (the estimated price that, in an orderly transaction at the valuation date, would be received to sell an asset, or paid to transfer a liability, as the case may be) to each such financial instrument.
For mortgage-backed securities, or "MBS," TBAs, CLOs, and corporate debt and equity, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, management may adjust the valuations it receives (e.g., downward adjustments for odd lots), and management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given financial instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically classified as Level 2. Non-Agency RMBS, CMBS, Agency interest only and inverse interest only RMBS, CLOs, and corporate bonds are generally classified as either Level 2 or Level 3 based on analysis of available market data and/or third-party valuations. Private equity investments are generally classified as Level 3. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
For residential and commercial mortgage loans and consumer loans, management determines fair value by taking into account both external pricing data, which includes third-party valuations, and internal pricing models. Management has obtained third-party valuations on the majority of these investments and expects to continue to solicit third-party valuations in the future. In determining fair value for non-performing mortgage loans, management evaluates third-party valuations, if applicable, as well as management's estimates of the value of the underlying real estate, using information including general economic data, broker price opinions, or "BPOs," recent sales, property appraisals, and bids. In determining fair value for performing mortgage loans and consumer loans, management evaluates third-party valuations, if applicable, as well as discounted cash flows of the loans based on market assumptions. Cash flow assumptions typically include projected default and prepayment rates and loss severities, and may include adjustments based on appraisals and BPOs. Mortgage and consumer loans are classified as Level 3.
The Company has securitized certain mortgage loans that are not deemed "qualified mortgage," or "QM," loans under the rules of the Consumer Financial Protection Bureau, or "non-QM loans." The Company's securitized non-QM loans are held as part of a collateralized financing entity, or "CFE." A CFE is a VIE that holds financial assets, issues beneficial interests in those assets, and has no more than nominal equity, and for which the issued beneficial interests have contractual recourse only to the related assets of the CFE. ASC 810 allows the Company to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. The Company has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that each consolidated securitization trust meets the definition of a CFE; see Note 10 "Securitization Transactions—Residential Mortgage Loan Securitizations" for further discussion on the Company's securitization trusts. The Company has determined the inputs to the fair value measurement of the financial liabilities of each of its CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of each of the CFEs to measure the fair value of the financial assets of each of the CFEs. The fair value of the debt issued by each CFE is typically valued using discounted cash flows and other market data. The securitized non-QM loans, which are assets of the CFEs, are included in Loans, at fair value, on the Company's Condensed Consolidated Balance Sheet. The debt issued by the CFEs is included in Other secured borrowings, at fair value, on the Company's Condensed Consolidated Balance Sheet. Unrealized gains (losses) from changes in fair value of Other secured borrowings, at fair value, are included in Other, net, on the Company's Condensed Consolidated Statement of Operations. The securitized non-QM loans and the debt issued by the Company's CFEs are both classified as Level 3.
For financial derivatives with greater price transparency, such as CDS on asset-backed indices, CDS on corporate indices, certain options on the foregoing, and total return swaps on publicly traded equities or indices, market-standard pricing sources are used to obtain valuations; these financial derivatives are generally classified as Level 2. Interest rate swaps, swaptions, and foreign currency forwards are typically valued based on internal models that use observable market data, including applicable interest rates and foreign currency rates in effect as of the measurement date; the model-generated valuations are then typically compared to counterparty valuations for reasonableness. These financial derivatives are also generally classified as Level 2. Financial derivatives with less price transparency, such as CDS on individual ABS, are generally valued based on internal models, and are classified as Level 3. In the case of CDS on individual ABS, the valuation process typically starts with an estimation of the value of the underlying ABS. In valuing its financial derivatives, the Company also considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each financial derivative agreement.

Investments in private operating entities, such as loan originators, are valued based on available metrics, such as relevant market multiples and comparable company valuations, company specific-financial data including actual and projected results, and independent third party valuation estimates. These investments are classified as Level 3.
The Company's repurchase and reverse repurchase agreements are carried at cost, which approximates fair value. Repurchase and reverse repurchase agreements are classified as Level 2, based on the adequacy of the collateral and their short term nature.
The Company's valuation process, including the application of validation criteria, is overseen by the Manager's Valuation Committee (the "Valuation Committee"). The Valuation Committee includes senior level executives from various departments within the Manager, and each quarter, the Valuation Committee reviews and approves the valuations of the Company's financial instruments. The valuation process also includes a monthly review by the Company's third-party administrator. The goal of this review is to replicate various aspects of the Company's valuation process based on the Company's documented procedures.
Because of the inherent uncertainty of valuation, the estimated fair value of the Company's financial instruments may differ significantly from the values that would have been used had a ready market for the financial instruments existed, and the differences could be material to the Company's condensed consolidated financial statements.
(C) Accounting for Securities: Purchases and sales of investments in securities are generally recorded on trade date, and realized and unrealized gains and losses are calculated based on identified cost. Investments in securities are recorded in accordance with ASC 320 or ASC 325-40, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). The Company generally classifies its securities as available-for-sale. The Company has chosen to elect the FVO pursuant to ASC 825 for its investments in securities. Electing the FVO allows the Company to record changes in fair value in the Condensed Consolidated Statement of Operations, as a component of Unrealized gains (losses) on securities and loans, net, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all investment activities will be recorded in a similar manner.
Many of the Company's investments in securities, such as MBS and CLOs, are issued by entities that are deemed to be VIEs. For the majority of such investments, the Company has determined it is not the primary beneficiary of such VIEs and therefore has not consolidated such VIEs. The Company's maximum risk of loss in these unconsolidated VIEs is generally limited to the fair value of the Company's investment in the VIE.
The Company evaluates its investments in interest only securities to determine whether they meet the requirements for classification as financial derivatives under ASC 815. For interest only securities, where the holder is entitled only to a portion of the interest payments made on the mortgages underlying certain MBS, and inverse interest only securities, which are interest only securities whose coupon has an inverse relationship to its benchmark rate, such as LIBOR, the Company has determined that such investments do not meet the requirements for treatment as financial derivatives and are classified as securities.
The Company evaluates the cost basis of its investments in securities for other-than-temporary impairment, or "OTTI," on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired requires judgments, estimates, and assumptions based on subjective and objective factors. As a result, the timing and amount of an OTTI constitutes an accounting estimate that may change materially over time.
When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired, and the impairment is designated as either temporary or other-than-temporary. When a security's cost basis is impaired, an OTTI is considered to have occurred if (i) the Company intends to sell the security (i.e., a decision has been made as of the reporting date), (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, or (iii) the Company does not expect to recover the security's amortized cost basis, even if the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security. Additionally, for securities accounted for under ASC 325-40, an impairment of the cost basis is recorded when there is an adverse change in the expected cash flows to be received and the fair value of the security is less than its carrying amount. In determining whether an adverse change in cash flows has occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), is compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflect those that a "market participant" would use and include observations of current information and events, and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows are discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments made to the cost basis of the security are reflected in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
(D) Accounting for Loans: The Company's loan portfolio generally consists of residential mortgage, commercial mortgage, and consumer loans. The Company's loans are accounted for under ASC 310-10, Receivables, and are classified as held-for-investment when the Company has the intent and ability to hold such loans for the foreseeable future or to maturity/payoff. When the Company has the intent to sell loans, such loans will be classified as held-for-sale. Mortgage loans held-for-sale are accounted for under ASC 948-310, Financial services—mortgage banking. The Company may aggregate its loans into pools based on common risk characteristics at purchase. Once a pool of loans is assembled, its composition is maintained. The Company has chosen to elect the FVO pursuant to ASC 825 for its loan portfolios. Loans are recorded at fair value on the Condensed Consolidated Balance Sheet and changes in fair value are recorded in earnings on the Condensed Consolidated Statement of Operations as a component of Unrealized gains (losses) on securities and loans, net. Transfers between held-for-investment and held-for-sale occur once the Company's intent to sell the loans changes.
For residential and commercial mortgage loans, the Company generally accrues interest payments. Such loans are typically moved to non-accrual status if the loan becomes 90 days or more delinquent. The Company does not accrue interest payments on its consumer loans; interest payments are recorded upon receipt.
The Company evaluates the collectability of both interest and principal on each of its loan investments and whether the cost basis of the loan is impaired. A loan's cost basis is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan's cost basis is impaired, the Company does not record an allowance for loan loss as it has elected the FVO on all of its loan investments. The Company will recognize impairments through an adjustment to the amortized cost basis and recognize a realized loss in the period such adjustment was made which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
(E) Interest Income: The Company amortizes premiums and accretes discounts on its debt securities. Coupon interest income on fixed-income investments is generally accrued based on the outstanding principal balance or notional value and the current coupon interest rate.
For debt securities that are deemed to be of high credit quality at the time of purchase (generally Agency RMBS, exclusive of interest only securities), premiums and discounts are amortized/accreted into interest income over the life of such securities using the effective interest method. For such securities whose cash flows vary depending on prepayments, an effective yield retroactive to the time of purchase is periodically recomputed based on actual prepayments and changes in projected prepayment activity, and a catch-up adjustment, or "Catch-up Premium Amortization Adjustment," is made to amortization to reflect the cumulative impact of the change in effective yield.
For debt securities (generally non-Agency RMBS, CMBS, ABS, CLOs, and interest only securities) that are deemed not to be of high credit quality at the time of purchase, interest income is recognized based on the effective interest method. When the fair value of a debt security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. The Company will adjust such impaired cost basis to the present value of the estimated future cash flows. This adjustment to the cost basis is reported in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. For purposes of estimating the future expected cash flows, management uses assumptions including, but not limited to, assumptions for future prepayment rates, default rates, and loss severities (each of which may in turn incorporate various macro-economic assumptions, such as future housing prices). These assumptions are re-evaluated not less than quarterly. Changes in projected cash flows will result in prospective changes in the yield/interest income recognized on such securities based on the updated expected future cash flows.
For each loan purchased with the expectation that both interest and principal will be paid in full, the Company generally amortizes or accretes any premium or discount over the life of the loan utilizing the effective interest method. However, based on current information and events, the Company re-assesses the collectability of interest and principal, and generally designates a loan as in non-accrual status either when any payments have become 90 or more days past due, or when, in the opinion of management, it is probable that the Company will be unable to collect either interest or principal in full. Once a loan is designated as in non-accrual status, as long as principal is still expected to be collectible in full, interest payments are recorded as interest income only when received (i.e., under the cash basis method); accruals of interest income are only resumed when the loan becomes contractually current and performance is demonstrated to be resumed. However, if principal is not expected to be collectible in full, the cost recovery method is used (i.e., no interest income is recognized, and all payments received—whether contractually interest or principal—are applied to cost).
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
For certain groups of consumer loans that the Company considers as having sufficiently homogeneous characteristics, the Company aggregates such loans into pools, and accounts for each such pool as a single unit of account. The pool is then treated analogously to a debt security deemed not to be of high credit quality, in that (i) the aggregate premium or discount for the pool is amortized or accreted into interest income based on the pool's effective interest rate; (ii) the effective interest rate is determined based on the net expected cash flows of the pool, taking into account estimates of prepayments, defaults, and loss severities; and (iii) estimates are updated not less than quarterly and revised yields are prospectively applied.
In estimating future cash flows on the Company's debt securities, there are a number of assumptions that will be subject to significant uncertainties and contingencies, including, in the case of MBS, assumptions relating to prepayment rates, default rates, loan loss severities, and loan repurchases. These estimates require the use of a significant amount of judgment.
(F) Investments in unconsolidated entities: The Company has made and may in the future make non-controlling equity investments in various entities, such as loan originators. Such investments are generally in the form of preferred and/or common equity, or membership interests. In certain cases, the Company can exercise significant influence over the entity (e.g. by having representation on the entity's board of directors) but the requirements for consolidation under ASC 810 are not met; in such cases the Company is required to account for such equity investments under ASC 323-10. The Company has chosen to elect the FVO pursuant to ASC 825 for its investments in unconsolidated entities, which, in management's view, more appropriately reflects the results of operations for a particular reporting period, as all investment activities will be recorded in a similar manner. The period change in fair value of the Company's investments in unconsolidated entities is recorded on the Condensed Consolidated Statement of Operations in Earnings from investments in unconsolidated entities.
(G) REO: When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company's cost basis in REO is equal to the fair value of the associated mortgage loan at the time the Company obtains possession. REO valuations are reflected at the lower of cost or fair value. The fair value of such REO is typically based on management's estimates which generally use information including general economic data, broker price opinions, or "BPOs," recent sales, property appraisals, and bids, and takes into account the expected costs to sell the property. REO recorded at fair value on a non-recurring basis are classified as Level 3.
(H) Securities Sold Short: The Company may purchase or engage in short sales of U.S. Treasury securities and sovereign debt to mitigate the potential impact of changes in interest rates and/or foreign exchange rates on the performance of its portfolio. When the Company sells securities short, it typically satisfies its security delivery settlement obligation by borrowing or purchasing the security sold short from the same or a different counterparty. When borrowing a security sold short from a counterparty, the Company generally is required to deliver cash or securities to such counterparty as collateral for the Company's obligation to return the borrowed security. The Company has chosen to elect the FVO pursuant to ASC 825 for its securities sold short. Electing the FVO allows the Company to record changes in fair value in the Condensed Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. As such, securities sold short are recorded at fair value on the Condensed Consolidated Balance Sheet and the period change in fair value is recorded in current period earnings on the Condensed Consolidated Statement of Operations as a component of Unrealized gains (losses) on securities and loans, net. A realized gain or loss will be recognized upon the termination of a short sale if the market price is less or greater than the original sale price. Such realized gain or loss is recorded on the Company's Condensed Consolidated Statement of Operations in Realized gains (losses) on securities and loans, net.
(I) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with qualifying and maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is included in Due to Brokers, on the Condensed Consolidated Balance Sheet. Conversely, cash collateral posted by the Company is included in Due from Brokers, on the

Condensed Consolidated Balance Sheet. The types of derivatives primarily utilized by the Company are swaps, TBAs, futures, options, and forwards.
Swaps: The Company may enter into various types of swaps, including interest rate swaps, credit default swaps, and total return swaps. The primary risk associated with the Company's interest rate swap activity is interest rate risk. The primary risk associated with the Company's credit default swaps and total return swaps is credit risk.
The Company is subject to interest rate risk exposure in the normal course of pursuing its investment objectives. Primarily to help mitigate interest rate risk, the Company enters into interest rate swaps. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in interest rates. The Company also enters into interest rate swaps whereby the Company pays one floating rate and receives a different floating rate, or "basis swaps."
The Company enters into credit default swaps. A credit default swap is a contract under which one party agrees to compensate another party for the financial loss associated with the occurrence of a "credit event" in relation to a "reference amount" or notional value of a "reference asset" (usually a bond, loan, or an index or basket of bonds or loans). The definition of a credit event may vary from contract to contract. A credit event may occur (i) when the reference asset (or underlying asset, in the case of a reference asset that is an index or basket) fails to make scheduled principal or interest payments to its holders, (ii) with respect to credit default swaps referencing mortgage/asset-backed securities and indices, when the reference asset (or underlying asset, in the case of a reference asset that is an index or basket) is downgraded below a certain rating level, or (iii) with respect to credit default swaps referencing corporate entities and indices, upon the bankruptcy of the obligor of the reference asset (or underlying obligor, in the case of a reference asset that is an index). The Company typically writes (sells) protection to take a "long" position with respect to the underlying reference assets, or purchases (buys) protection to take a "short" position with respect to the underlying reference assets or to hedge exposure to other investment holdings.
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
Swaps change in value with movements in interest rates, credit quality, or total return of the reference securities. During the term of swap contracts, changes in value are recognized as unrealized gains or losses on the Condensed Consolidated Statement of Operations. When a contract is terminated, the Company realizes a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's basis in the contract, if any. Periodic payments or receipts required by swap agreements are recorded as unrealized gains or losses when accrued and realized gains or losses when received or paid. Upfront payments paid and/or received by the Company to open swap contracts are recorded as an asset and/or liability on the Condensed Consolidated Balance Sheet and are recorded as a realized gain or loss on the termination date.
TBA Securities: The Company transacts in the forward settling TBA market. A TBA position is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon, and maturity on an agreed-upon future delivery date. For each TBA contract and delivery month, a uniform settlement date for all market participants is determined by the Securities Industry and Financial Markets Association. The specific Agency RMBS to be delivered into the contract at the settlement date are not known at the time of the transaction. The Company typically does not take delivery of TBAs, but rather enters into offsetting transactions and settles the associated receivable and payable balances with its counterparties. The Company uses TBAs to mitigate interest rate risk, usually by taking short positions. From time to time, the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
TBAs are accounted for by the Company as financial derivatives. The difference between the forward contract price and the market value of the TBA position as of the reporting date is included in Unrealized gains (losses) on financial derivatives, net, on the Condensed Consolidated Statement of Operations.
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
Options: The Company may purchase or write put or call options contracts or enter into swaptions. The Company enters into options contracts typically to help mitigate overall market, credit, or interest rate risk depending on the type of options contract. However, the Company also enters into options contracts from time to time for speculative purposes. When the Company purchases an options contract, the option asset is initially recorded at an amount equal to the premium paid, if any, and is subsequently marked-to-market. Premiums paid for purchasing options contracts that expire unexercised are recognized on the expiration date as realized losses. If an options contract is exercised, the premium paid is subtracted from the proceeds of the sale or added to the cost of the purchase to determine whether the Company has realized a gain or loss on the related transaction. When the Company writes an options contract, the option liability is initially recorded at an amount equal to the premium received, if any, and is subsequently marked-to-market. Premiums received for writing options contracts that expire unexercised are recognized on the expiration date as realized gains. If an options contract is exercised, the premium received is subtracted from the cost of the purchase or added to the proceeds of the sale to determine whether the Company has realized a gain or loss on the related investment transaction. When the Company enters into a closing transaction, the Company will realize a gain or loss depending upon whether the amount from the closing transaction is greater or less than the premiums paid or received. The Company may also enter into options contracts that contain forward-settling premiums. In this case, no money is exchanged upfront. Instead, the agreed-upon premium is paid by the buyer upon expiration of the option, regardless of whether or not the option is exercised.
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
Financial derivative assets are included in Financial derivatives—assets, at fair value, on the Condensed Consolidated Balance Sheet. Financial derivative liabilities are included in Financial derivatives—liabilities, at fair value, on the Condensed Consolidated Balance Sheet. The Company has chosen to elect the FVO pursuant to ASC 825 for its financial derivatives. Electing the FVO allows the Company to record changes in fair value in the Condensed Consolidated Statement of Operations, which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. Changes in unrealized gains and losses on financial derivatives are included in Unrealized gains (losses) on financial derivatives, net, on the Condensed Consolidated Statement of Operations. Realized gains and losses on financial derivatives are included in Realized gains (losses) on financial derivatives, net, on the Condensed Consolidated Statement of Operations.
(J) Cash and Cash Equivalents: Cash and cash equivalents include cash and short term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in an interest bearing overnight account and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy. Restricted cash represents cash that the Company can use only for specific purposes. See Note 18 for further discussion of restricted cash balances.
(K) Repurchase Agreements: The Company enters into repurchase agreements with third-party broker-dealers whereby it sells securities under agreements to be repurchased at an agreed-upon price and date. The Company accounts for repurchase agreements as collateralized borrowings, with the initial sale price representing the amount borrowed, and with the future repurchase price consisting of the amount borrowed plus interest, at the implied interest rate of the repurchase agreement, on the amount borrowed over the term of the repurchase agreement. The interest rate on a repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. When the Company enters into a repurchase agreement, the lender establishes and maintains an account containing cash and/or securities having a value not less than the repurchase price, including accrued interest, of the repurchase agreement. Repurchase agreements are carried at their contractual amounts, which approximate fair value as the debt is short-term in nature.
(L) Reverse Repurchase Agreements: The Company enters into reverse repurchase agreement transactions whereby it purchases securities under agreements to resell at an agreed-upon price and date. In general, securities received pursuant to reverse repurchase agreements are delivered to counterparties of short sale transactions. The interest rate on a reverse repurchase agreement is based on competitive rates (or competitive market spreads, in the case of agreements with floating interest rates) at the time such agreement is entered into. Assets held pursuant to reverse repurchase agreements are reflected as assets on the Condensed Consolidated Balance Sheet. Reverse repurchase agreements are carried at their contractual amounts, which approximates fair value due to their short-term nature.

Repurchase and reverse repurchase agreements that are conducted with the same counterparty may be reported on a net basis if they meet the requirements of ASC 210-20, Balance Sheet Offsetting. There are no repurchase and reverse repurchase agreements reported on a net basis in the Company's condensed consolidated financial statements.
(M) Transfers of Financial Assets: The Company enters into transactions whereby it transfers financial assets to third parties. Upon such a transfer of financial assets, the Company will sometimes retain or acquire interests in the related assets. The Company evaluates transferred assets pursuant to ASC 860-10, Transfers of Financial Assets, or "ASC 860-10," which requires that a determination be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor's continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. When a transfer of financial assets does not qualify as a sale, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral. ASC 860-10 is a standard that requires the Company to exercise significant judgment in determining whether a transaction should be recorded as a "sale" or a "financing."
(N) Variable Interest Entities: VIEs are entities in which: (i) the equity investors do not have the characteristics of a controlling financial interest, or (ii) there is insufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties. Consolidation of a VIE is required by the entity that is deemed to be the primary beneficiary of the VIE. The Company evaluates all of its interests in VIEs for consolidation under ASC 810. The primary beneficiary is generally the party with both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant to the VIE.
When the Company has an interest in an entity that has been determined to be a VIE, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The Company will only consolidate a VIE for which it has concluded it is the primary beneficiary. To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, the Company considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes (i) identifying the activities that most significantly impact the VIE's economic performance; and (ii) identifying which party, if any, has power over those activities. To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, it considers all of its economic interests, including debt and/or equity investments, as well as other arrangements deemed to be variable interests in the VIE. These assessments to determine whether the Company is the primary beneficiary require significant judgment. In instances where the Company and its related parties have interests in a VIE, the Company considers whether there is a single party in the related party group that meets the criteria to be deemed the primary beneficiary. If one party within the related party group meets such criteria, that reporting entity would be deemed to be the primary beneficiary of the VIE and no further analysis is needed. If no party within the related party group on its own meets the criteria to be deemed the primary beneficiary, but the related party group as a whole meets such criteria, the determination of primary beneficiary within the related party group requires significant judgment. The Company performs analysis which is based upon qualitative as well as quantitative factors, such as the relationship of the VIE to each of the members of the related party group, as well as the significance of the VIE's activities to those members, with the objective of determining which party is most closely associated with the VIE.
The Company performs ongoing reassessments of (i) whether any entities previously evaluated have become VIEs, based on certain events, and therefore subject to assessment to determine whether consolidation is appropriate, and (ii) whether changes in the facts and circumstances regarding the Company's involvement with a VIE causes its consolidation conclusion regarding the VIE to change. See Note 9 and Note 13 for further information on the Company's consolidated VIEs.
The Company's maximum amount at risk is generally limited to the Company's investment in the VIE. The Company is generally not contractually required to provide and has not provided any form of financial support to the VIEs.
The Company holds beneficial interests in certain securitization trusts that are considered VIEs. The beneficial interests in these securitization trusts are represented by certificates issued by the trusts. The securitization trusts have been structured as pass-through entities that receive principal and interest payments on the underlying collateral and distribute those payments to the certificate holders, which include both third-party investors and the Company. The certificates held by the Company typically include some or all of the most subordinated tranches. The assets held by the trusts are restricted in that they can only be used to fulfill the obligations of the related trust. In certain cases, the design and structure of the securitization trust is such that the Company effectively retains control of the assets as well as the activities that most significantly impact the economic performance of the trust. In such cases, the Company is determined to be the primary beneficiary, and the Company consolidates the trust and all intercompany transactions are eliminated in consolidation. In cases where the Company does not effectively retain control of the assets of, or have the power to direct the activities that most significantly impact the economic performance of, the related trust, it does not consolidate the trust. See Note 10 for further discussion of the Company's securitization trusts.
(O) Offering Costs/Underwriters' Discount: Offering costs and underwriters' discount are charged against stockholders' equity as incurred. Offering costs typically include legal, accounting, and other fees associated with the cost of raising capital.
(P) Debt Issuance Costs: Debt issuance costs associated with debt for which the Company has elected the FVO are expensed at the issuance of the debt, and are included in Other investment related expenses on the Condensed Consolidated Statement of Operations. Costs associated with the issuance of debt for which the Company has not elected the FVO are deferred and amortized over the life of the debt, which approximates the effective interest rate method, and are included in Interest expense on the Condensed Consolidated Statement of Operations. Deferred debt issuance costs are presented on the Condensed Consolidated Balance Sheet as a direct deduction from the related debt liability, unless such deferred debt issuance costs are associated with borrowing facilities that are expected to have a future benefit, such as giving the Company the ability to access additional borrowings over the contractual term of the debt, in which case such deferred debt issuance costs are included in Other assets on the Condensed Consolidated Balance Sheet. Debt issuance costs include legal and accounting fees, purchasers' or underwriters' discount, as well as other fees associated with the cost of the issuance of the related debt.
(Q) Expenses: Expenses are recognized as incurred on the Condensed Consolidated Statement of Operations.
(R) Investment Related Expenses: Investment related expenses consist of expenses directly related to specific financial instruments. Such expenses generally include dividend expense on common stock sold short, servicing fees and corporate and escrow advances on mortgage and consumer loans, and various other expenses and fees related directly to the Company's financial instruments. The Company has elected the FVO for its investments, and as a result all investment related expenses are expensed as incurred and included in Investment related expenses on the Condensed Consolidated Statement of Operations.
(S) Long term incentive plan units: Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to the Company's dedicated or partially dedicated personnel and certain of its directors as well as the Manager. Costs associated with OP LTIP Units issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
(T) Non-controlling interests: Non-controlling interests include interests in the Operating Partnership represented by units convertible into shares of the Company's common stock ("Convertible Non-controlling Interests"). Convertible Non-controlling Interests include both the OP LTIP Units and those common units ("OP Units") of the Operating Partnership not held by the Company (collectively, the "Convertible Non-controlling Interest Units"). Non-controlling interests also include the interests of joint venture partners in certain of our consolidated subsidiaries. The joint venture partners' interests are not convertible into shares of the Company's common stock. The Company adjusts the Convertible Non-controlling Interests to align their carrying value with their share of total outstanding Operating Partnership units, including both the OP Units held by the Company and the Convertible Non-controlling Interests. Any such adjustments are reflected in Adjustment to non-controlling interests, on the Condensed Consolidated Statement of Changes in Equity. See Note 15 for further discussion of non-controlling interests.
(U) Dividends: Dividends payable are recorded on the declaration date.
(V) Shares Repurchased: Shares of common stock that are repurchased by the Company subsequent to issuance are immediately retired upon settlement and decrease the total number of shares of common stock issued and outstanding. The cost of such repurchases is charged against Additional paid-in-capital on the Company's Condensed Consolidated Balance Sheet.
(W) Earnings Per Share ("EPS"): Basic EPS is computed using the two class method by dividing net income (loss) after adjusting for the impact of Convertible Non-controlling Interests which are participating securities, by the weighted average number of shares of common stock outstanding calculated including Convertible Non-controlling Interests. Because the Company's Convertible Non-controlling Interests are participating securities, they are included in the calculation of both basic and diluted EPS.
(X) Foreign Currency: The functional currency of the Company is U.S. dollars. Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates at the following dates: (i) assets, liabilities, and unrealized gains/losses—at the valuation date; and (ii) income, expenses, and realized gains/losses—at the accrual/transaction date. The Company isolates the portion of realized and change in unrealized gain (loss) resulting from changes in foreign currency exchange rates on investments and financial derivatives from the fluctuations arising from changes in fair value of investments and financial derivatives held. Changes in realized and change in unrealized gain (loss) due to foreign currency are included in Other, net, on the Condensed Consolidated Statement of Operations.
Our reporting currency is U.S. Dollars. If the Company has investments in unconsolidated entities that have a functional currency other than U.S. Dollars, the fair value is translated to U.S. dollars using the current exchange rate at the valuation date. The cumulative translation adjustment, if any, associated with the Company's investments in unconsolidated entities is recorded in accumulated other comprehensive income (loss), a component of consolidated stockholders' equity.
(Y) Income Taxes: The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including distributing at least 90% of its annual taxable income to stockholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT. The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT. As a result of the Company's expected REIT qualification and expected distributions, it does not generally expect to pay federal or state corporate income taxes. Many of the REIT requirements, however, are highly technical and complex.
As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income retained and on which the Company has paid corporate income tax.
The Company elected to treat certain domestic and foreign subsidiaries as TRSs, and may in the future elect to treat other current or future subsidiaries as TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A domestic TRS may, but is not required to, declare dividends to the Company; such dividends will be included in the Company's taxable income/(loss) and may necessitate a distribution to the Company's stockholders. Conversely, if the Company retains earnings at the level of a domestic TRS, such earnings will increase the book equity of the consolidated entity. A domestic TRS is subject to U.S. federal, state, and local corporate income taxes. The Company has elected and may elect in the future to treat certain of its foreign corporate subsidiaries as TRSs and, accordingly, taxable income generated by these TRSs may not be subject to U.S. federal, state, and local corporate income taxation, but generally will be included in the Company's income on a current basis as Subpart F income, whether or not distributed. However, certain of the Company’s foreign subsidiaries may be subject to income taxes in the relevant foreign jurisdictions.
The Company's financial results are generally not expected to reflect provisions for current or deferred income taxes, except for any activities conducted through one or more TRSs that are subject to corporate income taxation.
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2018, 2017, 2016, or 2015 (its open tax years). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2018, 2017, 2016, and 2015 (its open tax years).
(Z) Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or "FASB," issued ASU 2018-13, Fair Value Measurement—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). This amends ASC 820 to remove or modify various current disclosure requirements related to fair value measurement. Additionally, ASU 2018-13 requires certain additional disclosures around fair value measurement. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those years, with early adoption permitted. Entities are permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt the removal and modification of various disclosure requirements in accordance with ASU 2018-13; early adoption has not had a material impact on the Company's consolidated financial statements. The Company has elected not to early adopt the additional disclosure requirements. The adoption of the additional disclosure requirements, as required under ASU 2018-13, is not expected to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses ("ASU 2016-13"). ASU 2016-13 introduces a new model related to the accounting for credit losses on financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. ASU 2016-13 amends the current guidance, which requires an OTTI charge only when fair value is below the amortized cost of an asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As a result, it is no longer an other-than-temporary model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security's amortized cost basis and its fair value. The new debt security model will also require the use of an allowance to record estimated credit losses. The new guidance also expands the disclosure requirements regarding an entity's assumptions and models. In addition, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating its method of adoption and the impact this ASU will have on its consolidated financial statements.
3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of March 31, 2019:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value-
Agency RMBS	$—	$1,137,826	$6,389	$1,144,215
Non-Agency RMBS	—	111,500	94,670	206,170
CMBS	—	28,055	5,137	33,192
CLOs	—	76,559	21,438	97,997
Asset-backed securities, backed by consumer loans	—	—	24,108	24,108
Corporate debt securities	—	—	5,737	5,737
Corporate equity securities	—	—	1,465	1,465
U.S. Treasury securities	—	16,601	—	16,601
Loans, at fair value-
Residential mortgage loans	—	—	583,252	583,252
Commercial mortgage loans	—	—	239,623	239,623
Consumer loans	—	—	192,115	192,115
Investment in unconsolidated entities, at fair value	—	—	58,152	58,152
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	—	—	1,233	1,233
Credit default swaps on asset-backed indices	—	3,276	—	3,276
Credit default swaps on corporate bonds	—	715	—	715
Credit default swaps on corporate bond indices	—	3,519	—	3,519
Interest rate swaps	—	5,391	—	5,391
TBAs	—	531	—	531
Futures	138	—	—	138
Forwards	—	430	—	430
Total return swaps	—	123	—	123
Total assets	$138	$1,384,526	$1,233,319	$2,617,983

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value-
Government debt	$—	$(21,771)	$—	$(21,771)
Corporate debt securities	—	(4,441)	—	(4,441)
Financial derivatives–liabilities, at fair value-
Credit default swaps on asset-backed indices	—	(822)	—	(822)
Credit default swaps on corporate bonds	—	(953)	—	(953)
Credit default swaps on corporate bond indices	—	(11,907)	—	(11,907)
Interest rate swaps	—	(7,571)	—	(7,571)
TBAs	—	(3,075)	—	(3,075)
Futures	(2,454)	—	—	(2,454)
Forwards	—	(122)	—	(122)
Other secured borrowings, at fair value	—	—	(282,124)	(282,124)
Total liabilities	$(2,454)	$(50,662)	$(282,124)	$(335,240)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of March 31, 2019:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$42,096	Market Quotes	Non Binding Third-Party Valuation	$15.72	$184.92	$82.84
CMBS	5,137	Market Quotes	Non Binding Third-Party Valuation	5.94	70.90	60.88
CLOs	13,508	Market Quotes	Non Binding Third-Party Valuation	27.30	80.00	72.87
Agency interest only RMBS	705	Market Quotes	Non Binding Third-Party Valuation	8.42	14.43	11.96
Corporate debt and equity	1,452	Market Quotes	Non Binding Third-Party Valuation	83.50	83.50	83.50
Non-Agency RMBS	52,574	Discounted Cash Flows	Yield	0.5%	67.1%	9.5%
			Projected Collateral Prepayments	15.1%	77.8%	46.6%
			Projected Collateral Losses	0.1%	17.6%	8.8%
			Projected Collateral Recoveries	1.7%	15.8%	8.2%
			Projected Collateral Scheduled Amortization	16.3%	63.0%	36.4%
						100.0%
Corporate debt and equity	5,750	Discounted Cash Flows	Yield	10.0%	19.6%	16.7%
CLOs	7,930	Discounted Cash Flows	Yield	8.7%	15.2%	11.8%
			Projected Collateral Prepayments	19.9%	87.3%	52.5%
			Projected Collateral Losses	5.3%	30.8%	15.7%
			Projected Collateral Recoveries	4.2%	13.7%	8.8%
			Projected Collateral Scheduled Amortization	—%	65.2%	23.0%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
ABS backed by consumer loans	24,108	Discounted Cash Flows	Yield	12.0%	18.7%	12.2%
			Projected Collateral Prepayments	0.0%	11.0%	9.4%
			Projected Collateral Losses	1.6%	16.6%	14.9%
			Projected Collateral Scheduled Amortization	72.9%	98.4%	75.7%
						100.0%
Consumer loans	192,115	Discounted Cash Flows	Yield	7.0%	10.0%	8.0%
			Projected Collateral Prepayments	0.0%	55.4%	41.5%
			Projected Collateral Losses	4.0%	86.6%	8.0%
			Projected Collateral Scheduled Amortization	13.4%	85.7%	50.5%
						100.0%
Performing commercial mortgage loans	198,823	Discounted Cash Flows	Yield	8.0%	22.5%	9.4%
Non-performing commercial mortgage loans	40,800	Discounted Cash Flows	Yield	10.5%	14.1%	12.8%
			Months to Resolution	0.0	5.0	3.0
Performing and re-performing residential mortgage loans	274,572	Discounted Cash Flows	Yield	4.1%	22.6%	6.0%
Securitized residential mortgage loans(1)	296,366	Discounted Cash Flows	Yield	4.4%	4.6%	4.5%
Non-performing residential mortgage loans	12,314	Discounted Cash Flows	Yield	4.3%	33.3%	11.9%
			Months to Resolution	13.5	62.6	32.3
Credit default swaps on asset-backed securities	1,233	Net Discounted Cash Flows	Projected Collateral Prepayments	34.1%	38.6%	36.0%
			Projected Collateral Losses	11.7%	18.1%	13.3%
			Projected Collateral Recoveries	14.2%	17.5%	16.2%
			Projected Collateral Scheduled Amortization	29.1%	36.5%	34.5%
						100.0%
Agency interest only RMBS	5,684	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	93	3,527	654
			Projected Collateral Prepayments	30.0%	100.0%	67.7%
			Projected Collateral Scheduled Amortization	0.0%	70.0%	32.3%
						100.0%
Investment in unconsolidated entities	31,849	Enterprise Value	Equity Price-to-Book(3)	1.0X	3.1X	1.4X
Investment in unconsolidated entities	3,000	Recent Transactions	Transaction Price	n/a	n/a	n/a
Investment in unconsolidated entities	23,303	Discounted Cash Flows	Yield(4)	5.5%	19.6%	10.2%
Other secured borrowings, at fair value(1)	(282,124)	Discounted Cash Flows	Yield	4.0%	4.1%	4.1%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Shown in basis points.

(3)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

(4)
Represents the significant unobservable inputs used to fair value the financial instruments of the unconsolidated entity. The fair value of such financial instruments is the largest component of the valuation of such entity as a whole.

Third-party non-binding valuations are validated by comparing such valuations to internally generated prices based on the Company's models and, when available, to recent trading activity in the same or similar instruments.
For those instruments valued using discounted and net discounted cash flows, collateral prepayments, losses, recoveries, and scheduled amortization are projected over the remaining life of the collateral and expressed as a percentage of the collateral's current principal balance. Averages are weighted based on the fair value of the related instrument. In the case of credit default swaps on asset-backed securities, averages are weighted based on each instrument's bond equivalent value. Bond equivalent value represents the investment amount of a corresponding position in the reference obligation, calculated as the difference between the outstanding principal balance of the underlying reference obligation and the fair value, inclusive of accrued interest, of the derivative contract. For those assets valued using the LIBOR Option Adjusted Spread ("LIBOR OAS") valuation methodology, cash flows are projected using the Company's models over multiple interest rate scenarios, and these projected cash flows are then discounted using the LIBOR rates implied by each interest rate scenario. The LIBOR OAS of an asset is then computed as the unique constant yield spread that, when added to all LIBOR rates in each interest rate scenario generated by the model, will equate (a) the expected present value of the projected asset cash flows over all model scenarios to (b) the actual current market price of the asset. LIBOR OAS is therefore model-dependent. Generally speaking, LIBOR OAS measures the additional yield spread over LIBOR that an asset provides at its current market price after taking into account any interest rate options embedded in the asset. The Company considers the expected timeline to resolution in the determination of fair value for its non-performing commercial and residential mortgage loans.
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

The tables below include a roll-forward of the Company's financial instruments for the three-month period ended March 31, 2019 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three-Month Period Ended March 31, 2019

(In thousands)	Beginning Balance as of January 1, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2019
Assets:
Securities, at fair value:
Agency RMBS	$7,293	$(774)	$(594)	$189	$6	$—	$842	$(573)	$6,389
Non-Agency RMBS	91,291	63	(101)	(535)	15,546	(19,436)	10,492	(2,650)	94,670
CMBS	803	(14)	—	(8)	—	—	4,356	—	5,137
CLOs	14,915	(406)	(83)	49	8,304	—	—	(1,341)	21,438
Asset-backed securities backed by consumer loans	22,800	(609)	(512)	762	4,940	(3,273)	—	—	24,108
Corporate debt securities	6,318	16	(1)	(77)	384	(903)	—	—	5,737
Corporate equity securities	1,530	—	—	(65)	—	—	—	—	1,465
Loans, at fair value:
Residential mortgage loans	496,829	(927)	(136)	1,901	157,602	(72,017)	—	—	583,252
Commercial mortgage loans	195,301	306	—	(333)	48,857	(4,508)	—	—	239,623
Consumer loans	183,961	(8,572)	(2,055)	1,842	54,256	(37,317)	—	—	192,115
Investment in unconsolidated entities, at fair value	72,302	276	1,560	(39)	13,428	(29,375)	—	—	58,152
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	1,472	—	275	(239)	2	(277)	—	—	1,233
Total assets, at fair value	$1,094,815	$(10,641)	$(1,647)	$3,447	$303,325	$(167,106)	$15,690	$(4,564)	$1,233,319
Liabilities:
Other secured borrowings, at fair value	$(297,948)	$—	$—	$57	$15,767	$—	$—	$—	$(282,124)
Total liabilities, at fair value	$(297,948)	$—	$—	$57	$15,767	$—	$—	$—	$(282,124)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2019, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2019. For Level 3 financial instruments held by the Company at March 31, 2019, change in net unrealized gain (loss) of $0.7 million, $3.4 million, $(2.1) million, $(0.2) million, and $57 thousand, for the three-month period ended March 31, 2019 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At March 31, 2019, the Company transferred $4.6 million of assets from Level 3 to Level 2 and $15.7 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of March 31, 2019:

	March 31, 2019
(In thousands)	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$55,876	$55,876
Restricted cash	175	175
Due from brokers	58,145	58,145
Reverse repurchase agreements	25,381	25,381
Liabilities:
Repurchase agreements	1,550,016	1,550,016
Other secured borrowings	117,315	117,315
Senior notes, net	85,100	85,100
Due to brokers	4,820	4,820
Cash and cash equivalents includes cash held in an interest bearing overnight account, for which fair value equals the carrying value, and cash held in money market accounts, which are liquid in nature and for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. The Senior notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following table details the Company's investment in securities as of March 31, 2019.

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	70,927	2,897	73,824	68	(1,261)	72,631	3.48%	2.40%	4.39
20-year fixed-rate mortgages	2,267	148	2,415	—	(38)	2,377	4.20%	2.88%	5.32
30-year fixed-rate mortgages	906,415	43,286	949,701	4,584	(9,311)	944,974	4.20%	3.37%	6.82
Adjustable rate mortgages	9,173	401	9,574	23	(137)	9,460	3.97%	2.97%	3.16
Reverse mortgages	83,293	6,448	89,741	233	(629)	89,345	4.40%	3.03%	6.34
Interest only securities	n/a	n/a	25,473	1,110	(1,155)	25,428	3.31%	7.48%	3.61
Non-Agency RMBS	298,383	(111,182)	187,201	17,642	(2,540)	202,303	3.44%	6.42%	7.31
CMBS	65,186	(36,910)	28,276	1,284	(147)	29,413	2.77%	8.42%	8.38
Non-Agency interest only securities	n/a	n/a	5,693	1,953	—	7,646	0.77%	25.35%	7.63
CLOs	n/a	n/a	98,713	2,941	(3,657)	97,997	3.85%	16.22%	5.68
ABS backed by consumer loans	36,022	(12,488)	23,534	940	(366)	24,108	14.52%	11.85%	1.16
Corporate debt	26,730	(20,956)	5,774	44	(81)	5,737	9.26%	20.18%	1.57
Corporate equity	n/a	n/a	1,583	4	(122)	1,465	n/a	n/a	n/a
U.S. Treasury securities	16,375	189	16,564	45	(8)	16,601	2.51%	2.30%	5.68
Total Long	1,514,771	(128,167)	1,518,066	30,871	(19,452)	1,529,485	4.15%	5.08%	6.49
Short:
Corporate debt	(5,160)	515	(4,645)	237	(33)	(4,441)	5.19%	5.91%	6.16
U.S. Treasury securities	(2,800)	15	(2,785)	—	(125)	(2,910)	2.88%	2.92%	9.38
European sovereign bonds	(18,605)	(884)	(19,489)	947	(319)	(18,861)	1.69%	0.43%	1.27
Total Short	(26,565)	(354)	(26,919)	1,184	(477)	(26,212)	2.42%	1.64%	3.00
Total	1,488,206	(128,521)	1,491,147	32,055	(19,929)	1,503,273	4.18%	5.02%	6.55

(1)	Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.

(2)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The following table details weighted average life of the Company's Agency RMBS as of March 31, 2019.

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	38,461	38,339	4.64%	7,582	7,763	3.14%
Greater than three years less than seven years	486,247	489,019	4.29%	17,582	17,460	3.42%
Greater than seven years less then eleven years	581,828	585,867	4.04%	264	250	0.66%
Greater than eleven years	12,251	12,030	4.10%	—	—	—%
Total	1,118,787	1,125,255	4.17%	25,428	25,473	3.31%

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

(2)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of March 31, 2019.

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	60,447	52,618	2.07%	176	30	2.00%	34,601	34,877	12.03%
Greater than three years less than seven years	65,214	60,490	5.32%	3,829	3,450	1.40%	90,984	91,770	4.33%
Greater than seven years less then eleven years	53,571	49,960	3.61%	306	—	0.50%	17,235	16,487	0.68%
Greater than eleven years	52,484	52,409	2.15%	3,335	2,213	—%	1,623	1,451	—%
Total	231,716	215,477	3.36%	7,646	5,693	0.77%	144,443	144,585	5.69%

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

(2)	Other Securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.

(3)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details the components of interest income by security type for the three-month period ended March 31, 2019:

Security Type	Coupon Interest	Net Amortization	Interest Income
	(In thousands)
Agency RMBS	12,190	(4,628)	7,562
Non-Agency RMBS and CMBS	3,849	547	4,396
CLOs	4,244	65	4,309
Other securities(1)	1,593	(562)	1,031
Total	21,876	(4,578)	17,298

(1)	Other securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.
For the three-month period ended March 31, 2019 the Catch-Up Premium Amortization Adjustment was $(0.5) million.

The following table presents proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three-month period ended March 31, 2019.

Security Type	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
	(In thousands)
Agency RMBS	128,304	712	(1,679)	(967)
Non-Agency RMBS and CMBS	129,545	1,272	(3,443)	(2,171)
CLOs	44,822	140	(935)	(795)
Other securities(1)	405,903	758	(1,259)	(501)
Total	708,574	2,882	(7,316)	(4,434)

(1)	Other securities includes asset-backed securities, backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following table presents the fair value and gross unrealized losses of our long securities by length of time that such securities have been in an unrealized loss position at March 31, 2019.

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	123,567	(627)	521,597	(11,904)	645,164	(12,531)
Non-Agency RMBS and CMBS	85,338	(1,585)	34,988	(1,102)	120,326	(2,687)
CLOs	28,953	(996)	25,154	(2,661)	54,107	(3,657)
Other securities(1)	16,896	(177)	2,963	(400)	19,859	(577)
Total	254,754	(3,385)	584,702	(16,067)	839,456	(19,452)

(1)	Other securities includes asset-backed securities, backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. For the three-month period ended March 31, 2019, the Company recognized an impairment charge of $1.3 million on the cost basis of its securities, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. For each of the remaining securities in a loss position at March 31, 2019, the unrealized loss is due to market conditions and not to a change in the credit quality of the securities. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the issuing government agency or government-sponsored enterprise, but rather are due to changes in interest rates and prepayment expectations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, and consumer loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of March 31, 2019:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Residential mortgage loans	$577,880	$583,252
Commercial mortgage loans	264,932	239,623
Consumer loans	184,171	192,115
Total	$1,026,983	$1,014,990
The Company is subject to credit risk in connection with its investments in loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs.

The following table provides details, by accrual status, for loans that are 90 days or more past due as of March 31, 2019:

	Unpaid Principal Balance	Fair Value
90 days or more past due—accrual status	(In thousands)
Commercial mortgage loans(1)	$6,491	$6,491
90 days or more past due—non-accrual status
Residential mortgage loans	18,582	16,110
Commercial mortgage loans	16,050	16,050
Consumer loans	2,046	2,025

(1)	Represents a loan where the borrower is currently making payments and is expected to continue to make payments.
Residential Mortgage Loans
The table below details certain information regarding the Company's residential mortgage loans as of March 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$555,386	$4,470	$559,856	$4,368	$(1,461)	$562,763	6.49%	5.68%	1.95
Residential mortgage loans, held-for-sale	22,494	(3,344)	19,150	1,520	(181)	20,489	4.66%	6.37%	5.48
Total	$577,880	$1,126	$579,006	$5,888	$(1,642)	$583,252	6.42%	5.70%	2.07

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

(2)	Includes $296.4 million of non-QM loans that have been securitized and are held in consolidated securitization trusts; see Note 10.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as of March 31, 2019:

Property Location by State	Percentage of Total Outstanding Unpaid Principal Balance
California	48.3%
Florida	12.9%
Texas	12.7%
Colorado	4.4%
Arizona	2.8%
Oregon	2.4%
New York	2.2%
Washington	2.2%
Nevada	2.1%
Utah	1.5%
New Jersey	1.3%
Maryland	1.1%
Other	6.1%
100.0%

The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of March 31, 2019.

(In thousands)	Unpaid Principal Balance	Fair Value
Re-performing	$35,616	$31,816
Non-performing	15,795	13,678
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. For the three-month period ended March 31, 2019, the Company recognized an impairment charge of $0.1 million on the cost basis of its residential mortgage loans, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. The impairment charge recognized for the three-month period ended March 31, 2019, where the fair value of the residential mortgage loans was less than their carrying amount, related to residential mortgage loans with an aggregate unpaid principal balance of $2.2 million and fair value of $1.9 million.
As of March 31, 2019, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $8.1 million.
Commercial Mortgage Loans
The table below details certain information regarding the Company's commercial mortgage loans as of March 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Commercial mortgage loans	$264,932	$(27,249)	$237,683	$2,131	$(191)	$239,623	8.92%	9.44%	0.95

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as of March 31, 2019:

Property Location by State	Percentage of Total Outstanding Unpaid Principal Balance
Florida	20.1%
Connecticut	18.7%
New York	12.7%
New Jersey	10.4%
North Carolina	7.3%
Virginia	7.1%
Massachusetts	4.9%
Pennsylvania	4.3%
Arizona	4.0%
Indiana	3.8%
Kentucky	3.8%
Tennessee	1.5%
Louisiana	1.4%
100.0%
As of March 31, 2019, the Company had five non-performing commercial mortgage loans with an unpaid principal balance and fair value of $65.2 million and $40.8 million, respectively. The Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis.
As of March 31, 2019, the Company did not have any commercial mortgage loans that were in the process of foreclosure.

Consumer Loans
The table below details certain information regarding the Company's consumer loans as of March 31, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans	$184,171	$6,912	$191,083	$2,623	$(1,591)	$192,115	0.78	3

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below provides details on the delinquency status of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of March 31, 2019:

Days Past Due	Delinquency Status(1)
Current	95.9%
30-59 Days	1.7%
60-89 Days	1.3%
90-119 Days	1.1%
100.0%

(1)	As a percentage of total unpaid principal balance.
As described in Note 2, the Company evaluates the cost basis of its pools of consumer loans for impairments on at least a quarterly basis. For the three-month period ended March 31, 2019, the Company recognized an impairment charge of $2.1 million on the cost basis of its consumer loan pools, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. The impairment charge recognized for the three-month period ended March 31, 2019, where the fair value of the consumer loan pools was less than their carrying amount, related to consumer loan pools with an aggregate unpaid principal balance of $173.8 million and fair value of $181.3 million.
6. Investments in Unconsolidated Entities
As of March 31, 2019 the Company had various equity investments in entities where the Company has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of March 31, 2019, the Company's investments in unconsolidated entities had an aggregate fair value of $58.2 million, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three-month period ended March 31, 2019 the Company recognized $1.8 million in Earnings from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of March 31, 2019, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $23.3 million.
The following table provides details about the Company's investments in unconsolidated entities as of March 31, 2019:

Investment in Unconsolidated Entity	Form of Investment	Percentage Ownership of Unconsolidated Entity
Longbridge Financial, LLC	Preferred shares	49.7%
LendSure Mortgage Corp.(1)	Common shares	45.0%
Jepson Holdings Limited(1)(2)	Membership Interest	30.1%
Elizon DB 2015-1 LLC(1)(2)	Membership Interest	6.1%
Other	Various	10.0%–49.6%

(1)	See Note 13 for additional details on the Company's related party transactions.

(2)
The Company has evaluated this entity and determined that it meets the definition of a VIE. The Company evaluated its interest in the VIE and determined that the Company does not have the power to direct the activities of the VIE and does not have control of the underlying assets, where applicable. As a result, the Company determined that it is not the primary beneficiary of this VIE and therefore has not consolidated the VIE.

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following table details activity in the Company's carrying value of REO for the three-month period ended March 31, 2019.

	Number of Properties	Carrying Value
		(In thousands)
Beginning Balance (1/1/2019)	20	$30,778
Transfers from mortgage loans	2	299
Capital expenditures and other adjustments to cost		240
Adjustments to record at the lower of cost or fair value		(250)
Disposals	(1)	(64)
Ending Balance (3/31/2019)	21	$31,003
During the three-month period ended March 31, 2019, the Company sold one REO property, realizing a net gain (loss) of approximately $(58) thousand. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of March 31, 2019 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. As of March 31, 2019, the Company had REO measured at fair value on a non-recurring basis of $24.1 million.

8. Financial Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages certain risks associated with its investments and borrowings, including interest rate, credit, liquidity, and foreign exchange rate risk primarily by managing the amount, sources, and duration of its investments and borrowings, and through the use of derivative financial instruments. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and its known or expected cash payments principally related to its investments and borrowings.
The following table details the fair value of the Company's holdings of financial derivatives as of March 31, 2019:

March 31, 2019
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$445
TBA securities sale contracts	86
Fixed payer interest rate swaps	2,291
Fixed receiver interest rate swaps	3,096
Basis swaps	4
Credit default swaps on asset-backed securities	1,233
Credit default swaps on asset-backed indices	3,276
Credit default swaps on corporate bonds	715
Credit default swaps on corporate bond indices	3,519
Total return swaps	123
Futures	138
Forwards	430
Total financial derivatives–assets, at fair value	$15,356
Financial derivatives–liabilities, at fair value:
TBA securities purchase contracts	$(33)
TBA securities sale contracts	(3,042)
Fixed payer interest rate swaps	(6,243)
Fixed receiver interest rate swaps	(1,328)
Credit default swaps on asset-backed indices	(822)
Credit default swaps on corporate bonds	(945)
Credit default swaps on corporate bond indices	(11,907)
Recovery swaps	(8)
Futures	(2,454)
Forwards	(122)
Total financial derivatives–liabilities, at fair value	$(26,904)
Total	$(11,548)

Interest Rate Swaps
The following table provides information about the Company's fixed payer interest rate swaps as of March 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$68,607	$549	1.74%	2.61%	1.00
2021	121,499	(603)	2.71	2.63	1.82
2023	101,012	858	2.06	2.66	4.04
2024	77,700	(1,021)	2.58	2.76	4.81
2025	30,023	296	2.09	2.64	6.67
2026	10,200	191	2.02	2.67	7.44
2028	69,602	(1,975)	2.71	2.68	9.25
2029	70,000	(1,825)	2.70	2.77	9.80
2030	685	2	2.38	2.68	11.65
2045	7,896	19	2.54	2.63	26.69
2049	6,700	(443)	2.89	2.80	29.78
Total	$563,924	$(3,952)	2.41%	2.68%	5.49
The following table provides information about the Company's fixed receiver interest rate swaps as of March 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$5,928	$(21)	2.61%	2.00%	2.21
2022	53,974	(761)	2.63	1.85	2.92
2023	48,657	(509)	2.62	2.00	4.01
2024	68,500	816	2.38	2.56	4.80
2029	79,550	1,800	2.30	2.66	9.82
2049	6,700	443	2.80	2.89	29.78
Total	$263,309	$1,768	2.47%	2.34%	6.36
The following table provides information about the Company's basis swaps as of March 31, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2019	$(12,900)	$4	2.61%	2.64%	0.21
Total	$(12,900)	$4	2.61%	2.64%	0.21

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of March 31, 2019:
March 31, 2019:

Type(1)	Notional	Fair Value	Remaining Term (Years)
	(In thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$837	$9	23.57
Credit default swaps on corporate bonds	3,070	296	2.97
Credit default swaps on corporate bond indices	76,904	3,519	4.09
Short:
Credit default swaps on asset-backed securities	(2,909)	1,233	16.41
Credit default swaps on asset-backed indices	(32,326)	3,267	37.60
Credit default swaps on corporate bonds	(3,033)	419	1.98
Liability:
Long:
Credit default swaps on asset-backed indices	5,439	(819)	40.73
Credit default swaps on corporate bonds	2,980	(407)	1.97
Short:
Credit default swaps on asset-backed indices	(2,500)	(3)	38.58
Credit default swaps on corporate bonds	(16,955)	(538)	1.14
Credit default swaps on corporate bond indices	(223,080)	(11,907)	2.47
Recovery swaps	(2,600)	(8)	0.22
	$(194,173)	$(4,939)	7.04

(1)	Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's short positions in futures as of March 31, 2019:
March 31, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)
U.S. Treasury futures	$(151,600)	$(2,380)	2.79
Eurodollar futures	(63,000)	(74)	5.97
Currency futures	(15,840)	138	2.60
Total	$(230,440)	$(2,316)	3.64

TBAs
The Company transacts in the forward settling TBA market. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are generally liquid, have quoted market prices, and represent the most actively traded class of MBS. The Company uses TBAs to mitigate interest rate risk, usually by taking short positions. From time to time, the Company also invests in TBAs as a means of acquiring additional exposure to Agency RMBS, or for speculative purposes, including holding long positions. Overall, the Company typically holds a net short position.
The Company does not generally take delivery of TBAs; rather, it settles the associated receivable and payable with its trading counterparties on a net basis. Transactions with the same counterparty for the same TBA that result in a reduction of the position are treated as extinguished.
As of March 31, 2019, the Company had outstanding contracts to purchase ("long positions") and sell ("short positions") TBA securities as follows:

	March 31, 2019
TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$167,641	$173,619	$174,064	$445
Liabilities	25,500	25,875	25,842	(33)
	193,141	199,494	199,906	412
Sale contracts:
Assets	(155,175)	(158,767)	(158,681)	86
Liabilities	(572,003)	(589,105)	(592,147)	(3,042)
	(727,178)	(747,872)	(750,828)	(2,956)
Total TBA securities, net	$(534,037)	$(548,378)	$(550,922)	$(2,544)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis, and is reported in Financial derivatives-assets, at fair value and Financial derivatives-liabilities, at fair value on the Condensed Consolidated Balance Sheet.

Gains and losses on the Company's derivative contracts for the three-month period ended March 31, 2019 are summarized in the tables below:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$719	$1,458	$2,177	$(275)	$(5,774)	$(6,049)
Credit default swaps on asset-backed securities	Credit		275	275		(239)	(239)
Credit default swaps on asset-backed indices	Credit		(746)	(746)		(548)	(548)
Credit default swaps on corporate bond indices	Credit		(2,513)	(2,513)		(2,407)	(2,407)
Credit default swaps on corporate bonds	Credit		(425)	(425)		766	766
Total return swaps	Equity Market/Credit		(1,298)	(1,298)		129	129
TBAs	Interest Rate		(6,435)	(6,435)		1,898	1,898
Futures	Interest Rate/Currency		(2,433)	(2,433)		359	359
Forwards	Currency		(114)	(114)		423	423
Options	Interest Rate		(33)	(33)		—	—
Total		$719	$(12,264)	$(11,545)	$(275)	$(5,393)	$(5,668)

(1)
Includes gain/(loss) on foreign currency transactions on financial derivatives in the amount of $25 thousand for the three-month period ended March 31, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $21 thousand for the three-month period ended March 31, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the three-month period ended March 31, 2019:

Derivative Type	Three-Month Period Ended March 31, 2019
(In thousands)
Interest rate swaps	$912,934
TBAs	984,292
Credit default swaps	403,254
Total return swaps	38,400
Futures	280,947
Options	51,545
Forwards	29,078
Warrants	2,281

From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of March 31, 2019, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at March 31, 2019 are summarized below:

Credit Derivatives	March 31, 2019
(In thousands)
Fair Value of Written Credit Derivatives, Net	$2,598
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(167)
Notional Value of Written Credit Derivatives (2)	89,230
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	13,153

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at March 31, 2019, implied credit spreads on such contracts ranged between 21.8 and 1,956.0 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.2) million as of March 31, 2019. Estimated points up front on these contracts as of March 31, 2019 ranged between 56.3 and 74.7 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at March 31, 2019 were $(2.0) million.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of March 31, 2019.

(In thousands)	March 31, 2019
Assets
Cash and cash equivalents	$2,914
Restricted cash	175
Loans, at fair value	1,004,211
Investments in unconsolidated entities, at fair value	7,712
Real estate owned	31,003
Due from brokers	190
Investment related receivables	25,221
Other assets	2,499
Total Assets	$1,073,925
Liabilities
Repurchase agreements	$348,737
Investment related payables	1,452
Other secured borrowings	117,315
Other secured borrowings, at fair value	282,124
Accounts payable and accrued expenses	1,347
Interest payable	957
Other liabilities	278
Total Liabilities	752,210
Total Stockholders' Equity	305,479
Non-controlling interests	16,236
Total Equity	321,715
Total Liabilities and Equity	$1,073,925

(1)	See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.
10. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. As a result of the sale the Company recognized a realized loss in the amount of $(0.1) million. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. Subsequently, at the direction of the Company and the co-participant, the Acquiror sold the subordinated notes to a third party; such sales occurred prior to January 1, 2019. As of March 31, 2019, the Company's total interest in the Acquiror was approximately 49.6%. The Company's interest in the Acquiror, for which the Company has elected the FVO, is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
The notes and trust certificates issued by the Issuer are backed by the cash flows from the underlying consumer loans. If there are breaches of representations and warranties with respect to any underlying consumer loans, the Company could, under certain circumstances, be required to repurchase or replace such loans. Absent such breaches, the Company has no obligation to repurchase or replace any underlying consumer loans that become delinquent or otherwise default. Cash flows collected on the underlying consumer loans are distributed to service providers to the trust, noteholders, and trust certificate holders in accordance with the contractual priority of payments. In addition, another affiliate of Ellington (the "Administrator"), acts as the administrator for the securitization and is paid a monthly fee for its services.
The Issuer and the Aquiror are each deemed to be a VIE. The Company has evaluated its interest in the Issuer under ASC 810, and while the Company retains credit risk in the securitization trust through its beneficial ownership of most of the subordinated interests of the securitization trust, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. As a result the Company determined that neither the Company nor the Aquiror is the primary beneficiary of the Issuer, and therefore the Company has not consolidated the Issuer. Additionally, the Company evaluated its interest in the Aquiror and determined that is does not have the power to direct the activities of the Aquiror that most significantly impact the Aquiror's economic performance. As a result, the Company determined that it is not the primary beneficiary of the Aquiror, and therefore the Company has not consolidated the Aquiror. The maximum amount at risk related to the Company's investment in the Aquiror is limited to the fair value of such investment, which was $2.6 million as of March 31, 2019.
Participation in CLO Transactions
Since June 2017, an affiliate of Ellington has sponsored four CLO securitization transactions (the "CLO I Securitization," the "CLO II Securitization," the "CLO III Securitization," and the "CLO IV Securitization"; collectively, the "Ellington-sponsored CLO Securitizations"), collateralized by corporate loans and managed by an affiliate of Ellington (the "CLO Manager"). Ellington, the Company, several other affiliates of Ellington, and in the case of the CLO II Securitization, the CLO III Securitization, and the CLO IV Securitization, several third parties, participated in the Ellington-sponsored CLO Securitizations (collectively, the "CLO Co-Participants").
Pursuant to each Ellington-sponsored CLO Securitization, a newly formed securitization trust (the "CLO I Issuer," the "CLO II Issuer," the "CLO III Issuer," and the "CLO IV Issuer"; collectively, the "CLO Issuers") issued various classes of notes, which were in turn sold to unrelated third parties and the applicable CLO Co-Participants. The notes issued by each CLO Issuer are backed by the cash flows from the underlying corporate loans (including loans to be purchased during a reinvestment period), which are applied in accordance with the contractual priority of payments.
For each of the Ellington-sponsored CLO Securitizations, with the exception of the CLO I Securitization, the Company, along with certain other CLO Co-Participants, advanced funds in the form of loans (the "Advances") to the applicable CLO Issuers prior to the CLO pricing date to enable it to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to their terms, the Advances are required to be repaid at the closing of the respective securitization.
In each Ellington-sponsored CLO Securitization, the Company and each of the applicable CLO Co-Participants purchased various classes of notes issued by the corresponding CLO Issuer. In accordance with the Company's accounting policy for recording certain investment transactions on trade date, these purchases were recorded on the CLO pricing date rather than on the CLO closing date.
The CLO Issuers are each deemed to be VIEs. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of most of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers.

The following table details the Company's investments in notes issued by the Ellington-sponsored CLO Securitizations:

Securitization Transaction	CLO Issuer(1)	CLO Pricing Date	CLO Closing Date	Total Face Amount of Notes Issued	Face Amount of Notes Initially Purchased		Aggregate Purchase Price of Notes Initially Purchased	Fair Value of Notes Held as of March 31, 2019

				(In thousands)
CLO I Securitization	CLO I Issuer	8/18	8/18	$461,840	$36,579	(2)	$25,622	$17,742	(3)
CLO II Securitization	CLO II Issuer	12/17	1/18	452,800	18,223	(4)	16,621	14,931	(3)
CLO III Securitization	CLO III Issuer	6/18	7/18	407,100	35,480	(4)	32,394	19,561	(5)
CLO IV Securitization	CLO IV Issuer	2/19	3/19	478,488	12,700	(4)	10,618	10,496	(5)

(1)	The Company is not deemed to be the primary beneficiary of the CLO Issuers, which are deemed to be VIEs, as discussed above.

(2)	The Company purchased secured and unsecured subordinated notes.

(3)	Includes secured and unsecured subordinated notes.

(4)	The Company purchased secured senior and secured and unsecured subordinated notes.

(5)	Includes secured senior and secured and unsecured subordinated notes.
See Note 13 for further details on the Company's participation in CLO transactions.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets (the "Risk Retention Rules"). In order to comply with the Risk Retention Rules, in each securitization, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates. The Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties.
The Certificates issued in November 2017 and 2018 have final scheduled distribution dates of October 25, 2047 and October 25, 2058, respectively. However, the Depositor may, with respect to each securitization, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the two year anniversary of the closing date of such securitization or (2) the date on which the aggregate unpaid principal balance of the underlying non-QM loans has declined below 30% of the aggregate unpaid principal balance of the underlying non-QM loans as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. In light of these Optional Redemption rights held by the Depositor, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860-10.
In the event that certain breaches of representations or warranties are discovered with respect to any underlying non-QM loans, the Company could be required to repurchase or replace such loans.
The Sponsor also serves as the servicing administrator of each securitization, for which it is entitled to receive a monthly fee equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying non-QM loans as of the first day of the related due period. The Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the third-party servicer of the underlying non-QM loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.
In light of the Company's retained interests in each of the securitizations, together with the Optional Redemption rights and the Company's ability to direct the third-party servicer regarding certain loss mitigation activities, the Company is deemed to be the primary beneficiary of the Issuing Entities, which are VIEs, and has consolidated the Issuing Entities. Interest income from these loans and the expenses related to the servicing of these loans are included in Interest income and Investment related expenses—Servicing expense, respectively, on the Condensed Consolidated Statement of Operations.

The Issuing Entities each meet the definition of a CFE as defined in Note 2, and as a result the assets of each of the Issuing Entities have been valued using the fair value of the liabilities of the respective Issuing Entity, as such liabilities have been assessed to be more observable than such assets.
The debt of the Issuing Entities is included in Other secured borrowings, at fair value, on the Condensed Consolidated Balance Sheet and is shown net of the Certificates held by the Company.
The following table details the Company's consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2017-1	11/17	$141,233	$141,233	(1)
Ellington Financial Mortgage Trust 2018-1	11/18	232,518	232,518	(2)

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

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of March 31, 2019:

(In thousands)	March 31, 2019
Assets:
Loans, at fair value	$296,366
Investment related receivables	4,734
Liabilities:
Interest payable	91
Other secured borrowings, at fair value	282,124
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of March 31, 2019, the Company's total secured borrowings were $1.949 billion.
Repurchase Agreements
The Company enters into repurchase agreements. A repurchase agreement involves the sale of an asset to a counterparty together with a simultaneous agreement to repurchase the transferred asset or similar asset from such counterparty at a future date. The Company accounts for its repurchase agreements as collateralized borrowings, with the transferred assets effectively serving as collateral for the related borrowing. The Company's repurchase agreements typically range in term from 30 to 180 days, although the Company also has repurchase agreements that provide for longer or shorter terms. The principal economic terms of each repurchase agreement—such as loan amount, interest rate, and maturity date—are typically negotiated on a transaction-by-transaction basis. Other terms and conditions, such as those relating to events of default, are typically governed under the Company's master repurchase agreements. Absent an event of default, the Company maintains beneficial ownership of the transferred securities during the term of the repurchase agreement and receives the related principal and interest payments. Interest rates on these borrowings are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and for most repurchase agreements, interest is generally paid at the termination of the repurchase agreement, at which time the Company may enter into a new repurchase agreement at prevailing market rates with the same counterparty, repay that counterparty and possibly negotiate financing terms with a different counterparty, or choose to no longer finance the related asset. Some repurchase agreements provide for periodic payments of interest, such as monthly payments. In response to a decline in the fair value of the transferred securities, whether as a result of changes in market conditions, security paydowns, or other factors, repurchase agreement counterparties will typically make a margin call, whereby the Company will be required to post additional securities and/or cash as collateral with the counterparty in order to re-establish the agreed-upon collateralization requirements. In the event of increases in fair value of the transferred securities, the Company can generally require the counterparty to post collateral with it in the form of cash or securities. The Company is generally permitted to sell or re-pledge any securities posted by the counterparty as collateral; however, upon termination of the repurchase agreement, or other circumstance in which the counterparty is no longer required to post such margin, the Company must return to the counterparty the same security that had been posted.
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 24 counterparties as of March 31, 2019.
As of March 31, 2019 remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 781 days. Interest rates on the Company's open repurchase agreements ranged from 0.24% to 5.85% as of March 31, 2019.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and U.S. Treasury securities, by remaining maturity as of March 31, 2019:

(In thousands)	March 31, 2019
		Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$180,657	2.73%	14
31-60 Days	358,677	2.71%	45
61-90 Days	393,529	2.69%	76
121-150 Days	5,690	2.73%	148
151-180 Days	2,713	2.64%	180
Total Agency RMBS	941,266	2.71%	53
Credit:
30 Days or Less	9,330	4.13%	20
31-60 Days	70,732	3.77%	41
61-90 Days	156,414	3.58%	79
91-120 Days	683	5.00%	101
151-180 Days	9,487	4.50%	168
181-360 Days	264,458	4.55%	254
> 360 Days	68,139	5.46%	774
Total Credit Assets	579,243	4.29%	236
U.S. Treasury Securities:
30 Days or Less	29,507	2.54%	1
Total U.S. Treasury Securities	29,507	2.54%	1
Total	$1,550,016	3.30%	121
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of March 31, 2019, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $1.850 billion. Collateral transferred under outstanding borrowings under repurchase agreements as of March 31, 2019 include investments in the amount of $20.7 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $13.9 million and additional securities with a fair value of $0.2 million as of March 31, 2019 to its counterparties.
As of March 31, 2019, there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.

Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility includes a one-year revolving period (or earlier following an early amortization event or event of default), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. After the revolving period ends, the facility has a two-year term ending in February 2021. The facility accrues interest on a floating-rate basis. As of March 31, 2019, the Company had outstanding borrowings under this facility in the amount of $11.4 million which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet, and the effective interest rate, inclusive of related deferred financing costs, was 4.75%. As of March 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $20.2 million.
In December 2017, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2019 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of March 31, 2019, the Company had outstanding borrowings under this facility in the amount of $105.9 million, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet, and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.67%. As of March 31, 2019, the fair value of unsecured loans collateralizing this borrowing was $157.1 million.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of March 31, 2019, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $282.1 million, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.75% as of March 31, 2019. As of March 31, 2019, the fair value of non-QM loans held in the securitization trusts was $296.4 million.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of unsecured senior notes (the "Old Senior Notes"). The total net proceeds to the Company from the issuance of the Old Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Old Senior Notes had an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Old Senior Notes. On February 13, 2019, in connection with the REIT Election, the Company exchanged all $86.0 million in principal amount of the Old Senior Notes for new unsecured long-term debt jointly and severally co-issued by two of its consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of March 31, 2019, the Company was in compliance with all of its covenants.
The Company amortizes debt issuance costs over the life of the associated debt; the amortized portion of debt issuance costs is included in Interest expense on the Condensed Consolidated Statement of Operations. The Senior Notes have an effective interest rate of 5.80%, inclusive of debt issuance costs.
The Senior Notes are unsecured and are effectively subordinated to secured indebtedness of the Company, to the extent of the value of the collateral securing such indebtedness.

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of March 31, 2019:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
2019	$1,346,013	$177,617	$—	$1,523,630
2020	139,258	211,266	—	350,524
2021	64,745	11,375	—	76,120
2022	—	—	86,000	86,000
2023	—	—	—	—
Total	$1,550,016	$400,258	$86,000	2,036,274

(1)	Reflects the Company's contractual principal repayment dates.

(2)	Reflects the Company's expected principal repayment dates.
12. Income Taxes
The Company intends to qualify and will elect to be taxed as a REIT beginning with its taxable year ending December 31, 2019. A REIT is generally not subject to U.S. federal, state, and local income tax on that portion of its income that is distributed to its owners if it distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. The Company intends to operate in a manner which will allow it to qualify as a REIT. Accordingly, the Company does not believe that it will be subject to U.S. federal, state, and local income tax on the portion of its net taxable income that is distributed to its stockholders as long as certain asset, income, and share ownership tests are met.
Certain foreign and domestic subsidiaries of the Company have elected to be treated as TRSs and therefore are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur U.S. federal, state, or local income taxes, such taxes are recorded in the Company's condensed consolidated financial statements.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. As of March 31, 2019, one of the Company's domestic TRS's had a net operating loss carryforward, resulting in a gross deferred tax asset, which has been fully reserved through a valuation allowance.
13. Related Party Transactions
The Company is party to the Management Agreement (which may be amended from time to time), pursuant to which the Manager manages the assets, operations, and affairs of the Company, in consideration of which the Company pays the Manager management and incentive fees. The descriptions of the Base Management Fees and Incentive Fees are detailed below.
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
Pursuant to the Management Agreement, if the Company invests at issuance in the equity of any collateralized debt obligation that is managed, structured, or originated by Ellington or one of its affiliates, or if the Company invests in any other investment fund or other investment for which Ellington or one of its affiliates receives management, origination, or structuring fees, then, unless agreed otherwise by a majority of the Company's independent directors, the base management and incentive fees payable by the Company to its Manager will be reduced by an amount equal to the applicable portion (as described in the Management Agreement) of any such management, origination, or structuring fees.

Summary information—For the three-month period ended March 31, 2019, the total base management fee incurred was $1.7 million consisting of $2.1 million of total gross base management fee incurred, less $0.4 million of management fee rebates, as discussed below in "—Participation in CLO Transactions."
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of March 31, 2019, there was no Loss Carryforward.
For purposes of calculating the incentive fee, the "Hurdle Amount" means, with respect to any fiscal quarter, the product of (i) one-fourth of the greater of (A) 9% and (B) 3% plus the 10-year U.S. Treasury rate for such fiscal quarter, (ii) the sum of (A) the weighted average gross proceeds per share of all common stock and OP Unit issuances since inception of the Company and up to the end of such fiscal quarter, with each issuance weighted by both the number of shares of common stock and OP Units issued in such issuance and the number of days that such issued shares of common stock and OP Units were outstanding during such fiscal quarter, using a first-in first-out basis of accounting (i.e. attributing any share of common stock and OP Unit repurchases to the earliest issuances first) and (B) the result obtained by dividing (I) retained earnings attributable to shares of common stock and OP Units at the beginning of such fiscal quarter by (II) the average number of shares of common stock and OP Units outstanding for each day during such fiscal quarter, (iii) the sum of (x) the average number of shares of common stock and long term incentive plan units of the Company outstanding for each day during such fiscal quarter, and (y) the average number of Convertible Non-controlling Interests outstanding for each day during such fiscal quarter. For purposes of determining the Hurdle Amount, issuances of common stock, and Convertible Non-controlling Interests (a) as equity incentive awards, (b) to the Manager as part of its base management fee or incentive fee and (c) to the Manager or any of its affiliates in privately negotiated transactions, are excluded from the calculation. The payment of the incentive fee will be in a combination of shares of common stock and cash, provided that at least 10% of any quarterly payment will be made in shares of common stock.
Summary information—The Company did not accrue an incentive fee for the three-month period ended March 31, 2019, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the three-month period ended March 31, 2019, the Company reimbursed the Manager $2.7 million for previously incurred operating and compensation expenses.
Transactions Involving Certain Loan Originators
As of March 31, 2019, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of March 31, 2019, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement, with a consumer loan originator in which the Company holds an investment in preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $23.3 million as of March 31, 2019.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the three-month period ended March 31, 2019, the Company purchased loans under these agreements with an aggregate principal balance of $43.6 million. As of March 31, 2019, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $227.2 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $190.2 million as of March 31, 2019.

The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's participation certificates and held in the related party trust was $288.4 million as of March 31, 2019.
The Company is a co-investor in certain small balance commercial mortgage loans with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of March 31, 2019, the aggregate fair value of these loans was $25.3 million and the non-controlling interests held by the unrelated third party and the Ellington affiliates were $1.5 million and $4.1 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans with other investors, including unrelated third parties and various affiliates of Ellington. Each co-investor in a loan has an interest in the limited liability company that owns such loan. As of March 31, 2019, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $8.8 million. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
The consumer, residential mortgage, and commercial mortgage loans that are the subject of the foregoing loan transactions are held in trusts, each of which the Company has determined to be a VIE. The Company has evaluated each of these VIEs and determined that the Company has the power to direct the activities of each VIE that most significantly impact such VIE's economic performance and the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result the Company has determined it is the primary beneficiary of each of these VIEs and has consolidated each VIE.
Equity Investment in Unconsolidated Entity
The Company was a co-investor, together with other affiliates of Ellington, in Jepson Holdings Limited, the parent of an entity (the "Right Holder Entity") that held a call right (the "Call Right") to a European mortgage loan securitization (the "Initial Securitization"). The Right Holder Entity issued notes (the "Right Holder Notes") to the Company and its affiliates, and to an unrelated third party.
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party’s Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes, which as of March 31, 2019 were still held by the Right Holder Entity. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of March 31, 2019, the Company’s equity investment in Jepson Holdings Limited had a fair value of $7.0 million. See Note 6 for additional details on this equity investment.
Participation in Multi-Borrower Financing Facilities
The Company is a co-participant with certain other entities managed by Ellington (the "Affiliated Entities") in two entities (each, a "Jointly Owned Entity"), which were formed in order to facilitate the financing of small balance commercial mortgage loans and REO (collectively, the "SBC Assets"), through repurchase agreements. Each Jointly Owned Entity has a master repurchase agreement with a particular financing counterparty.
In connection with the financing of the SBC Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective SBC Assets to one of the Jointly Owned Entities in exchange for its pro rata share of the financing proceeds that the respective Jointly Owned Entity received from the financing counterparty. While the Company's SBC Assets were transferred to the Jointly Owned Entity, the Company's SBC Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its SBC Assets. As of March 31, 2019, the Jointly Owned Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $234.3 million. The Company's segregated portion of this debt as of March 31, 2019, was $148.3 million, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Jointly Owned Entity, including those beneficially owned by any non-defaulting owners of such Jointly Owned Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of March 31, 2019, no party to either of the repurchase agreements was in default.

Each of the Jointly Owned Entities has been determined to be a VIE. The Company has evaluated each of these VIEs and determined that it continued to retain the risks and rewards of ownership of its SBC Assets. Such SBC Assets and the related debt are segregated for the Company and each of the Affiliated Entities. On account of the segregation of each of the co-participant's assets and liabilities within each of the Jointly Owned Entities, as well as the retention by each co-participant of control over its specific SBC Assets within the Jointly Owned Entities, the Company has determined that it is the primary beneficiary of, and has consolidated its segregated portion of assets and liabilities within, each of the Jointly Owned Entities. See Note 9 and Note 11 for additional information.
Participation in CLO Transactions
As discussed in Note 10, the Company participated in a number of CLO securitization transactions, all managed by the CLO Manager.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month period ended March 31, 2019, the amount of such management fee rebates was $0.4 million.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of March 31, 2019, the Company's investments in such warehouse facilities was $4.8 million, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three-month period ended March 31, 2019 was $0.1 million.
The below table details unvested OP LTIP Units as of March 31, 2019:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	14,440	September 12, 2018	September 11, 2019
Partially dedicated employees:
	8,692	December 11, 2018	December 11, 2019
	8,691	December 11, 2018	December 11, 2020
	5,886	December 12, 2017	December 12, 2019
Total unvested OP LTIP Units at March 31, 2019	37,709

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.

The following table summarizes issuance and exercise activity of OP LTIP Units for the three-month period ended March 31, 2019:

	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (1/1/19)	375,000	146,371	521,371
Granted	—	—	—
Exercised	—	—	—
OP LTIP Units Outstanding (3/31/19)	375,000	146,371	521,371
OP LTIP Units Unvested and Outstanding (3/31/19)	—	37,709	37,709
OP LTIP Units Vested and Outstanding (3/31/19)	375,000	108,662	483,662
As of March 31, 2019, there were an aggregate of 1,874,223 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
15. Non-controlling Interests
Operating Partnership
Non-controlling interests include the Convertible Non-controlling Interests in the Operating Partnership owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties. On December 31, 2018, the Company redeemed 503,988 outstanding long term incentive plan units of the Company and exchanged them on a one-for-one basis for OP LTIP Units. Income allocated to Convertible Non-controlling Interests is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all shares of common stock of the Company and Convertible Non-controlling Interests outstanding during the quarter. Holders of Convertible Non-controlling Interests are entitled to receive the same distributions that holders of shares of common stock of the Company receive. Convertible Non-controlling Interests are non-voting with respect to matters as to which holders of common stock of the Company are entitled to vote. As March 31, 2019, the Convertible Non-controlling Interests consisted of the outstanding 521,371 OP LTIP Units and 212,000 OP Units, and represented an interest of approximately 2.4% in the Operating Partnership. As of March 31, 2019, non-controlling interests related to the outstanding 521,371 OP LTIP Units and the outstanding 212,000 OP Units was $13.9 million.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. The subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of March 31, 2019, these joint venture partners' interests in subsidiaries of the Company were $16.2 million.
These joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Common Stock Capitalization
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of March 31, 2019, there were 29,745,776 shares of common stock outstanding.
During the three-month period ended March 31, 2019, the Board of Directors authorized dividends totaling $0.55 per share. Total dividends declared during the three-month period ended March 31, 2019 were $16.8 million.

The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three-month period ended March 31, 2019:

March 31, 2019
Shares of Common Stock Outstanding (1/1/19)	29,796,601
Share Activity:
Shares of common stock repurchased	(50,825)
Director OP LTIP Units exercised	—
Shares of Common Stock Outstanding (3/31/19)	29,745,776
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of March 31, 2019, the Company's issued and outstanding shares of common stock would increase to 30,479,147 shares.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended March 31, 2019, the Company repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through March 31, 2019, the Company repurchased 411,915 shares at an average price per share of $15.34 and a total cost of $6.3 million.
17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

Three-Month Period Ended March 31, 2019
(In thousands except share amounts)
Net income (loss) attributable to common stockholders	$15,408
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	380
Net income (loss) related to common stockholders and Convertible Non-controlling Interests	15,788
Dividends Paid:
Common stockholders	(16,360)
Convertible Non-controlling Interests	(404)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(16,764)
Undistributed (Distributed in excess of) earnings:
Common stockholders	(952)
Convertible Non-controlling Interests	(24)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	(976)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	29,747,537
Weighted average Convertible Non-controlling Interest Units outstanding	733,371
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	30,480,908
Basic earnings per share of common stock:
Distributed	$0.55
Undistributed (Distributed in excess of)	(0.03)
$0.52
Diluted earnings per share of common stock:
Distributed	$0.55
Undistributed (Distributed in excess of)	(0.03)
$0.52

(1)	For the three-month period ended March 31, 2019, excludes net income (loss) of $0.7 million, attributable to joint venture partners, which have non-participating interests as described in Note 15.
18. Restricted Cash
The Company is required to maintain certain cash balances with counterparties and/or unrelated third parties for various activities and transactions.
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of March 31, 2019, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.
19. Offsetting of Assets and Liabilities
The Company generally records financial instruments at fair value as described in Note 2. All financial instruments are recorded on a gross basis on the Condensed Consolidated Balance Sheet. In connection with the vast majority of its derivative, reverse repurchase and repurchase agreements, and the related trading agreements, the Company and its counterparties are required to pledge collateral. Cash or other collateral is exchanged as required with each of the Company's counterparties in connection with open derivative positions, and reverse repurchase and repurchase agreements.
The following table presents information about certain assets and liabilities representing financial instruments as of March 31, 2019. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
March 31, 2019:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$15,356	$(12,082)	$—	$(1,232)	$2,042
Reverse repurchase agreements	25,381	(25,381)	—	—	—
Liabilities
Financial derivatives–liabilities	(26,904)	12,082	—	10,373	(4,449)
Repurchase agreements	(1,550,016)	25,381	1,510,762	13,873	—

(1)	In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of March 31, 2019 was $1.85 billion. As of March 31, 2019, total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $3.0 million. As of March 31, 2019, total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $13.8 million.

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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of March 31, 2019.

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$55,876	7	55.9%
Collateral on repurchase agreements held by dealers(2)	1,864,614	25	16.0%
Due from brokers	58,145	17	24.9%
Receivable for securities sold(3)	40,489	6	29.7%

(1)	Each counterparty is a large creditworthy financial institution.

(2)	Includes securities and loans as well as cash posted as collateral for repurchase agreements.

(3)	Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
21. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of March 31, 2019 the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $1.6 million as of March 31, 2019.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of March 31, 2019 the mortgage loan originator had $9.4 million of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Other Liabilities on the Condensed Consolidated Balance Sheet. As of March 31, 2019, the estimated fair value of such guarantees was insignificant.
22. Subsequent Events
On April 5, 2019, the Board of Directors approved a dividend in the amount of $0.14 per share payable on May 28, 2019 to stockholders of record as of April 30, 2019.
Additionally, on May 7, 2019, the Board of Directors approved a dividend in the amount of $0.14 per share payable on June 25, 2019 to stockholders of record as of May 31, 2019.

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF ASSETS, LIABILITIES, AND EQUITY
(UNAUDITED)

December 31, 2018
(In thousands except share amounts)	Expressed in U.S. Dollars
ASSETS
Cash and cash equivalents	$44,656
Restricted cash	425
Investments, financial derivatives, and repurchase agreements:
Investments, at fair value (Cost – $2,970,306)	2,939,311
Financial derivatives–assets, at fair value (Net cost – $22,526)	20,001
Repurchase agreements, at fair value (Cost – $61,274)	61,274
Total investments, financial derivatives, and repurchase agreements	3,020,586
Due from brokers	71,794
Receivable for securities sold and financial derivatives	780,826
Interest and principal receivable	37,676
Other assets	15,536
Total Assets	$3,971,499
LIABILITIES
Investments and financial derivatives:
Investments sold short, at fair value (Proceeds – $844,604)	$850,577
Financial derivatives–liabilities, at fair value (Net proceeds – $19,019)	20,806
Total investments and financial derivatives	871,383
Reverse repurchase agreements	1,498,849
Due to brokers	5,553
Payable for securities purchased and financial derivatives	488,411
Other secured borrowings (Proceeds – $114,100)	114,100
Other secured borrowings, at fair value (Proceeds – $298,706)	297,948
Senior notes, net	85,035
Accounts payable and accrued expenses	5,723
Base management fee payable to affiliate	1,744
Interest and dividends payable	7,159
Other liabilities	424
Total Liabilities	3,376,329
EQUITY	595,170
TOTAL LIABILITIES AND EQUITY	$3,971,499
Commitments and contingencies (Note 17)
ANALYSIS OF EQUITY:
Common shares, no par value, 100,000,000 shares authorized;
(29,796,601 shares issued and outstanding)	$563,833
Additional paid-in capital – Long term incentive plan units	—
Total Shareholders' Equity	563,833
Non-controlling interests	31,337
Total Equity	$595,170
PER SHARE INFORMATION:
Common shares	$18.92

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

Three-Month Period Ended March 31, 2018
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income(1)	$28,092
Other income	716
Total investment income	28,808
EXPENSES
Base management fee to affiliate (Net of fee rebates of $275)(2)	1,978
Interest expense(1)	11,562
Other investment related expenses
Servicing expense	1,456
Other	1,496
Professional fees	648
Administration fees	179
Compensation expense	510
Insurance expense	125
Directors' fees and expenses	73
Share-based long term incentive plan unit expense	93
Other expenses	446
Total expenses	18,566
NET INVESTMENT INCOME	10,242
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	12,584
Financial derivatives, excluding currency hedges	902
Financial derivatives—currency hedges	(2,204)
Foreign currency transactions	1,769
13,051
Change in net unrealized gain (loss) on:
Investments	(6,851)
Other secured borrowings	784
Financial derivatives, excluding currency hedges	3,197
Financial derivatives—currency hedges	800
Foreign currency translation	101
(1,969)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	11,082
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	21,324
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	285
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$21,039

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(UNAUDITED)

Three-Month Period Ended March 31, 2018
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.67
CASH DIVIDENDS PER SHARE:
Dividends declared	$0.41

(1)
Includes interest income and interest expense of a consolidated securitization trust of $1.3 million and $0.9 million, respectively, for the three-month period ended March 31, 2018. See Note 6 for further details on the Company's consolidated securitization trust.

(2)	See Note 9 for further details on management fee rebates.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Three-Month Period Ended March 31, 2018
	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)	Expressed in U.S. Dollars
BEGINNING EQUITY (12/31/2017)	$600,099	$20,862	$620,961
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			10,242
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			13,051
Change in net unrealized gain (loss) on investments, other secured borrowings, financial derivatives, and foreign currency translation			(1,969)
Net increase in equity resulting from operations	21,039	285	21,324
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		1,236	1,236
Dividends(1)	(12,763)	(87)	(12,850)
Distributions to non-controlling interests		(6,848)	(6,848)
Adjustment to non-controlling interest	(27)	27	—
Shares repurchased	(13,966)		(13,966)
Share-based long term incentive plan unit awards	92	1	93
Net increase (decrease) in equity from transactions	(26,664)	(5,671)	(32,335)
Net increase (decrease) in equity	(5,625)	(5,386)	(11,011)
ENDING EQUITY (3/31/2018)	$594,474	$15,476	$609,950

(1)	For the three-month period ended March 31, 2018, dividends totaling $0.41 per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Three-Month Period Ended March 31, 2018
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$21,324
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(11,573)
Change in net unrealized (gain) loss on investments, other secured borrowings, financial derivatives, and foreign currency translation	988
Amortization of premiums and accretion of discounts (net)	9,933
Purchase of investments	(1,058,635)
Proceeds from disposition of investments	645,213
Proceeds from principal payments of investments	118,663
Proceeds from investments sold short	1,053,526
Repurchase of investments sold short	(994,295)
Payments on financial derivatives	(38,996)
Proceeds from financial derivatives	38,316
Amortization of deferred debt issuance costs	66
Share-based long term incentive plan unit expense	93
Interest income related to consolidated securitization trust(1)	(944)
Interest expense related to consolidated securitization trust(1)	944
Repurchase agreements	23,411
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(46,126)
Due from brokers	44,855
Interest and principal receivable	(2,800)
Other assets	30,041
Increase (decrease) in liabilities:
Due to brokers	19,333
Payable for securities purchased and financial derivatives	22,816
Accounts payable and accrued expenses	(9)
Other liabilities	38
Interest and dividends payable	(736)
Base management fee payable to affiliate	(135)
Net cash provided by (used in) operating activities	(124,689)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Three-Month Period Ended March 31, 2018
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$1,236
Shares repurchased	(13,966)
Dividends paid	(12,850)
Distributions to non-controlling interests	(6,848)
Proceeds from issuance of Other secured borrowings	18,910
Principal payments on Other secured borrowings	(4,939)
Borrowings under reverse repurchase agreements	896,028
Repayments of reverse repurchase agreements	(774,400)
Net cash provided by (used in) financing activities	103,171
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(21,518)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	47,658
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$26,140
Supplemental disclosure of cash flow information:
Interest paid	$12,252
Share-based long term incentive plan unit awards (non-cash)	93
Aggregate TBA trade activity (buys + sells) (non-cash)	6,552,290
Proceeds from principal payments of investments (non-cash)	10,547
Principal payments on Other secured borrowings, at fair value (non-cash)	(10,547)

(1)	Related to non-qualified mortgage securitization transactions. See Note 6 for further details.

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
For each loan purchased with the expectation that both interest and principal will be paid in full, the Company generally amortizes or accretes any premium or discount over the life of the loan utilizing the effective interest method. However, on at least a quarterly basis based on current information and events, the Company re-assesses the collectibility of interest and principal, and designates a loan as impaired either when any payments have become 90 or more days past due, or when, in the opinion of management, it is probable that the Company will be unable to collect either interest or principal in full. Once a loan is designated as impaired, as long as principal is still expected to be collectible in full, interest payments are recorded as interest income only when received (i.e., under the cash basis method); accruals of interest income are only resumed when the loan becomes contractually current and performance is demonstrated to be resumed. However, if principal is not expected to be collectible in full, the cost recovery method is used (i.e., no interest income is recognized, and all payments received—whether contractually interest or principal—are applied to cost).
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
The tables below include a roll-forward of the Company's financial instruments for the three-month period ended March 31, 2018 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three-Month Period Ended March 31, 2018

(In thousands)	Ending Balance as of December 31, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2018
Assets:
Investments, at fair value-
Agency residential mortgage-backed securities	$6,173	$(600)	$39	$264	$1,101	$(388)	$—	$(461)	$6,128
Private label residential mortgage-backed securities	101,297	106	2,288	293	20,660	(21,574)	11,561	(2,769)	111,862
Private label commercial mortgage-backed securities	12,347	(183)	1,554	121	9,624	(7,366)	—	(2,388)	13,709
Commercial mortgage loans	108,301	618	330	(161)	3,988	(3,782)	—	—	109,294
Residential mortgage loans	182,472	(715)	(54)	(653)	73,040	(13,309)	—	—	240,781
Collateralized loan obligations	24,911	455	2	226	10,095	(8,210)	—	—	27,479

(In thousands)	Ending Balance as of December 31, 2017	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of March 31, 2018
(Continued)
Consumer loans and asset-backed securities backed by consumer loans	$135,258	$(5,896)	$501	$3,804	$42,133	$(27,378)	$—	$—	$148,422
Corporate debt	23,947	(114)	52	364	456	(6,705)	—	—	18,000
Real estate owned	26,277	—	(456)	615	4,098	(1,424)	—	—	29,110
Corporate equity investments	37,465	—	—	4,326	9,078	—	—	—	50,869
Total investments, at fair value	658,448	(6,329)	4,256	9,199	174,273	(90,136)	11,561	(5,618)	755,654
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	3,140	—	86	(71)	24	(110)	—	—	3,069
Total financial derivatives– assets, at fair value	3,140	—	86	(71)	24	(110)	—	—	3,069
Total investments and financial derivatives–assets, at fair value	$661,588	$(6,329)	$4,342	$9,128	$174,297	$(90,246)	$11,561	$(5,618)	$758,723
Liabilities:
Other secured borrowings, at fair value	$(125,105)	$—	$—	$784	$10,546	$—	$—	$—	$(113,775)
Total other secured borrowings, at fair value	$(125,105)	$—	$—	$784	$10,546	$—	$—	$—	$(113,775)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at March 31, 2018, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended March 31, 2018. For Level 3 financial instruments held by the Company at March 31, 2018, change in net unrealized gain (loss) of $8.6 million, $(0.1) million, and $0.8 million, for the three-month period ended March 31, 2018 relate to investments, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
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
Not included in the disclosures above are the Company's other financial instruments, which are carried at cost and include, Cash, Due from brokers, Due to brokers, Reverse repurchase agreements, Other secured borrowings, and the Company's unsecured long-term debt, or the "Senior Notes," which is reflected on the Consolidated Statement of Assets, Liabilities, and Equity in Senior notes, net. Cash includes cash held in various accounts including an interest bearing overnight account for which fair value equals the carrying value; such assets are considered Level 1 assets. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; carrying value of these items approximates fair value and such items are considered Level 1 assets and liabilities. The Company's reverse repurchase agreements and Other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements and Other secured borrowings are considered Level 2 assets and liabilities based on the adequacy of the associated collateral and their short term nature. The Company estimates the fair value of the Senior Notes at $86.0 million as of December 31, 2018. The Senior Notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments.

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
The below table details TBA assets, liabilities, and the respective related payables and receivables as of December 31, 2018:

(In thousands)	As of December 31, 2018
Assets:
TBA securities, at fair value (Current principal: $460,037)	$474,860
Receivable for securities sold relating to unsettled TBA sales	766,574
Liabilities:
TBA securities sold short, at fair value (Current principal: -$753,697)	$(772,964)
Payable for securities purchased relating to unsettled TBA purchases	(473,386)
Net short TBA securities, at fair value	(298,104)
5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three-month period March 31, 2018 are summarized in the table below:

		Three-Month Period Ended March 31, 2018
Derivative Type	Primary Risk Exposure	Net Realized Gain/(Loss)(1)	Change in Net Unrealized Gain/(Loss)(2)
(In thousands)
Credit default swaps on asset-backed securities	Credit	$86	$(71)
Credit default swaps on asset-backed indices	Credit	(1,842)	1,452
Credit default swaps on corporate bond indices	Credit	(1,562)	1,563
Credit default swaps on corporate bonds	Credit	4,469	(3,855)
Total return swaps	Equity Market/Credit	166	17
Interest rate swaps	Interest Rate	(824)	5,039
Futures	Interest Rate/Currency	(761)	(561)
Forwards	Currency	(1,174)	384
Options	Interest Rate/ Equity Market	(61)	76
Total		$(1,503)	$4,044

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $(0.2) million which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $47 thousand which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the year ended December 31, 2018:

Derivative Type	Year Ended December 31, 2018
(In thousands)
Interest rate swaps	$1,059,756
Credit default swaps	566,805
Total return swaps	53,603
Futures	201,295
Options	99,891
Forwards	45,522
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of December 31, 2018 all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.
Written credit derivatives held by the Company at December 31, 2018 are summarized below:

Credit Derivatives	December 31, 2018
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(4,339)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(284)
Notional Value of Written Credit Derivatives (2)	98,586
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	41,134

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at December 31, 2018, implied credit spreads on such contracts ranged between 42.6 and 815.1 basis points. Excluded from this spread range are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(1.0) million as of December 31, 2018. Estimated points up front on these contracts as of December 31, 2018 ranged between 36.9 and 75.2 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at December 31, 2018 were $(2.0) million.

6. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. As a result of the sale the Company recognized a realized loss in the amount of $(0.1) million. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. During 2017, at the co-participant's direction, the Acquiror sold the portion of the subordinated notes beneficially owned by the co-participant, and in 2018, the Acquiror sold the remaining portion of the subordinated notes which were beneficially owned by the Company, and as a result as of December 31, 2018, the Company's total interest in the Acquiror was approximately 62%. The Company's interest in the Acquiror is accounted for as a beneficial interest and is included on the Consolidated Condensed Schedule of Investments in Corporate Equity Investments.
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
The following table details the Company’s investments in notes issued by the Ellington-sponsored CLO Securitizations:

CLO Issuer(1)	CLO Pricing Date	CLO Closing Date	Total Face Amount of Notes Issued	Face Amount of Notes Initially Purchased		Aggregate Purchase Price	Notes Held(2) as of
							December 31, 2018
($ in thousands)
CLO I Issuer(3)(4)	5/17	6/17	$373,550	$36,606	(5)	$35,926	$—
CLO I Issuer(4)	8/18	8/18	461,840	36,579	(5)	25,622	16,973	(6)
CLO II Issuer	12/17	1/18	452,800	18,223	(7)	16,621	14,721	(6)
CLO III Issuer	6/18	7/18	407,100	35,480	(7)	32,394	19,071	(8)

(1)	The Company does not have the power to direct the activities of the CLO Issuers that most significantly impact their economic performance.

(2)	Included on the Company's Consolidated Condensed Schedule of Investments in Collateralized Loan Obligations.

(3)	Excludes the Company's equity investment in the CLO I Risk Retention Vehicle, as discussed above.

(4)	In August 2018, the notes originally issued by the CLO I Issuer in 2017 were fully redeemed, and the CLO I Issuer simultaneously issued new notes in conjunction with this full redemption.

(5)	The Company purchased secured and unsecured subordinated notes.

(6)	Includes secured and unsecured subordinated notes.

(7)	The Company purchased secured senior and secured and unsecured subordinated notes.

(8)	Includes secured senior and secured and unsecured subordinated notes.

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

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company’s Consolidated Statement of Assets, Liabilities, and Equity as of December 31, 2018:

As of
(In thousands)	December 31, 2018
Assets:
Cash and cash equivalents	$—
Investments, at fair value	314,202
Interest and dividends receivable	3,527
Liabilities:
Interest and dividends payable	103
Other secured borrowings, at fair value	297,948
7. Borrowings
Secured Borrowings
The Company's secured borrowings consist of reverse repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of December 31, 2018 the Company's total secured borrowings were $1.911 billion.
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
At any given time, the Company seeks to have its outstanding borrowings under reverse repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under reverse repurchase agreements with 23 counterparties as of December 31, 2018.
At December 31, 2018, approximately 21% of open reverse repurchase agreements were with one counterparty. As of December 31, 2018 remaining days to maturity on the Company's open reverse repurchase agreements ranged from 2 days to 871 days. Interest rates on the Company's open reverse repurchase agreements ranged from 0.23% to 6.07% as of December 31, 2018.

The following table details the Company's outstanding borrowings under reverse repurchase agreements for Agency RMBS, credit assets (which include non-Agency MBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and U.S. Treasury securities, by remaining maturity as of December 31, 2018:

(In thousands)	December 31, 2018
		Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$245,956	2.46%	17
31-60 Days	415,379	2.58%	46
61-90 Days	255,421	2.74%	76
91-120 Days	506	3.31%	91
Total Agency RMBS	917,262	2.59%	47
Credit:
30 Days or Less	30,426	2.55%	22
31-60 Days	189,937	3.32%	48
61-90 Days	93,202	3.21%	74
121-150 Days	26,222	4.60%	123
151-180 Days	9,491	4.64%	166
181-360 Days	91,730	4.54%	316
> 360 Days	140,306	5.15%	636
Total Credit Assets	581,314	3.98%	240
U.S. Treasury Securities:
30 Days or Less	273	3.10%	2
Total U.S. Treasury Securities	273	3.10%	2
Total	$1,498,849	3.13%	122
Reverse repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such reverse repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of December 31, 2018, the fair value of investments transferred as collateral under outstanding borrowings under reverse repurchase agreements was $1.79 billion. Collateral transferred under outstanding borrowings as of December 31, 2018 include investments in the amount of $86.7 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $17.0 million and additional securities with a fair value of $0.2 million as of December 31, 2018 to its counterparties.
As of December 31, 2018, there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
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
In December 2017, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2019 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of December 31, 2018 the Company had outstanding borrowings under this facility in the amount of $101.0 million which is included under the caption Other secured borrowings, on the Company's Consolidated Statement of Assets, Liabilities, and Equity, and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.68% as of December 31, 2018. As of December 31, 2018 the fair value of unsecured loans collateralizing this borrowing was $149.0 million.
The Company has completed securitization transactions, as discussed in Note 6, whereby it financed portfolios of non-QM loans. As of December 31, 2018 the fair value of the Company’s outstanding liabilities associated with these securitization transactions were $297.9 million, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on Company's Consolidated Statement of Assets, Liabilities, and Equity in Other Secured Borrowings, at fair value. The weighted average coupon on the Certificates held by third parties was 3.72% as of December 31, 2018. As of December 31, 2018 the fair value of non-QM loans held in the securitization trusts were $314.2 million.
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
8. Income Taxes
The Company has certain subsidiaries that have elected to be treated as corporations for U.S. federal, state, and local income tax purposes. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the amounts used for income tax purposes. As of December 31, 2018, one of the Company's domestic TRS's had a net operating loss carry-forward, resulting in a gross deferred tax asset, which has been fully reserved through a valuation allowance.

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
Summary information—For the three-month period ended March 31, 2018 the total base management fee incurred, net of fee rebates, was $2.0 million.
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
Summary information—The Company did not incur any expense for incentive fees for the three-month period ended March 31, 2018 since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.

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
For the three-month period ended March 31, 2018 the Company reimbursed the Manager $1.5 million for previously incurred operating and compensation expenses.
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
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company, through a related party of Ellington, or the "Loan Purchaser," is a beneficiary to a consumer loan purchase and sale flow agreement whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's beneficial interests in the net cash flows was $21.9 million as of December 31, 2018 and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans. In addition, the Company also holds an investment in preferred stock and warrants to purchase additional preferred stock of the consumer loan originator that sells consumer loans to the Loan Purchaser.
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
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans held in the related party trusts, for which the Company has participating interests in the net cash flows, was $181.5 million as of December 31, 2018 and is included on the Company's Consolidated Condensed Schedule of Investments in Consumer Loans and Asset-backed Securities backed by Consumer Loans.
The Company has investments in participation certificates related to residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO held in the related party trust, for which the Company has participating interests in the net cash flows, and the residential mortgage loans previously held in the related party trust that now reside in the securitization trusts as described in Note 6 was $498.1 million as of December 31, 2018 and is included on the Company's Consolidated Condensed Schedule of Investments in Mortgage Loans as well as Real Estate Owned.
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
From time to time, when the Company and/or the Affiliated Entities wish to finance an SBC Asset through one of the Jointly Owned Entities, Ellington submits such SBC Asset for approval to the financing counterparty for such Jointly Owned Entity. Upon obtaining such approval, the Company and/or the Affiliated Entities, as the case may be, transfers such SBC Assets to the Jointly Owned Entity in exchange for its pro rata share of the financing proceeds that the Jointly Owned Entity receives from the financing counterparty. While the Company transferred certain SBC Assets to the Jointly Owned Entities, such SBC Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its SBC Assets. As of December 31, 2018 , the Jointly Owned Entities have outstanding issued debt under the reverse repurchase agreements in the amount of $149.0 million. The Company's portion of this debt as of December 31, 2018 was $77.0 million and is included under the caption Reverse repurchase agreements on the Company's Consolidated Statement of Assets, Liabilities, and Equity. To the extent that there is a default under one of these reverse repurchase agreements, all of the assets of the applicable Jointly Owned Entity, including those assets beneficially owned by any non-defaulting owners of such Jointly Owned Entity, could be used to satisfy the outstanding obligations under such reverse repurchase agreement. As of December 31, 2018, no party to either of the reverse repurchase agreements was in default. There was no receivable from the Jointly Owned Entities as of December 31, 2018.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-month period ended March 31, 2018 the amount of such fee rebates was $0.3 million.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of December 31, 2018 the Company's loan receivable related to the warehouse facility in operation at such time was in the amount of $11.6 million and is included on the Consolidated Statement of Assets, Liabilities and Equity in Other assets. Each loan receivable from these warehouse facilities is considered a Level 3 asset and its carrying value approximates fair value due to its short term nature and the adequacy of the assets acquired into the warehouse.
In July 2018, the Company purchased two loans from the CLO I Securitization, at the fair market price. The loans purchased by the Company had a face amount of $2.9 million. The Company subsequently sold one of the loans and the remaining loan had a fair value of $1.6 million at December 31, 2018 and is included on the Company's Consolidated Condensed Schedule of Investments in Corporate Debt.
10. Long-Term Incentive Plan Units
LTIP Units and OP LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each LTIP Unit is convertible into one common share. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of common shares of the Company or for the cash value of such common shares, at the Company's election. Costs associated with the LTIP Units and the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units and OP LTIP Units issued under the Company's incentive plans for each of the three-month period ended March 31, 2018 was $0.1 million.

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
The below table details unvested OP LTIP Units as of December 31, 2018:

Grant Recipient	Number of OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	14,440	September 12, 2018	September 11, 2019
Partially dedicated employees:
	8,692	December 11, 2018	December 11, 2019
	8,691	December 11, 2018	December 11, 2020
	1,723	March 7, 2018	March 7, 2019
	5,886	December 12, 2017	December 12, 2019
Total unvested OP LTIP Units at December 31, 2018	39,432

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of LTIP Units and OP LTIP Units for the three-month period ended March 31, 2018:

	Manager	Director/ Employee	Total
LTIP Units and OP LTIP Units Outstanding (12/31/2017)	375,000	116,159	491,159
Granted	—	1,723	1,723
Exercised	—	—	—
LTIP Units and OP LTIP Units Outstanding (3/31/2018)	375,000	117,882	492,882
LTIP Units and OP LTIP Units Vested and Outstanding (3/31/2018)	375,000	86,155	461,155
As of December 31, 2018, there were an aggregate of 1,874,223 common shares underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
11. Non-controlling Interests
Operating Partnership
Non-controlling interests include the Convertible Non-controlling Interests in the Operating Partnership owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties. These interests consist of OP Units and OP LTIP Units. On January 1, 2013, 212,000 OP Units were purchased by the initial non-controlling interest member. On December 11, 2018, the Company issued 17,383 OP LTIP Units to certain officers of the Company. On December 31, 2018, the Company redeemed 503,988 LTIP Units and distributed 503,988 OP LTIP Units to non-controlling interest members pursuant to the Redemption Transaction. Income allocated to these non-controlling interests is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units and OP LTIP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. OP Units and OP LTIP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As December 31, 2018, the Convertible Non-controlling Interests consisted of the outstanding 521,371 OP LTIP Units and 212,000 OP Units, and represented an interest of approximately 2.4% in the Operating Partnership. As of December 31, 2018, the Convertible Non-controlling Interests consisted of 212,000 outstanding OP Units, and represented an interest of approximately 0.7% in the Operating Partnership. As of December 31, 2018 non-controlling interests related to the outstanding 521,371 OP LTIP Units and the outstanding 212,000 OP Units was $13.9 million.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. The subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of December 31, 2018 these joint venture partners' interests in subsidiaries of the Company were $17.3 million.
These joint venture partners' interests are not convertible into common shares of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of common shares of the Company receive.
12. Common Share Capitalization
During the three-months ended March 31, 2018 the Board of Directors authorized dividends totaling $0.41 per share. Total dividends paid during the three-month period ended March 31, 2018 were $12.9 million.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the three-month period ended March 31, 2018:

Three-Month Period Ended March 31, 2018
Common Shares Outstanding (12/31/2017)	31,335,938
Share Activity:
Shares repurchased	(943,897)
Director LTIP Units exercised	—
Common Shares Outstanding (3/31/2018)	30,392,041
If all LTIP Units, OP LTIP Units, and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of March 31, 2018 the Company's issued and outstanding common shares would increase to 31,096,923.
On February 6, 2018, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the three-month period ended March 31, 2018, the Company repurchased 943,897 common shares at an average price per share of $14.80 and a total cost of $14.0 million.

13. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

Three-Month Period Ended March 31, 2018
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$21,039
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	142
Net increase in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interest	21,181
Net increase in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase in shareholders' equity resulting from operations– common shares	20,709
Net increase in shareholders' equity resulting from operations– LTIP Units	330
Dividends Paid(2):
Common shareholders	(12,562)
LTIP Unit holders	(201)
Non-controlling interest	(87)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interest	(12,850)
Undistributed (Distributed in excess of) earnings:
Common shareholders	8,147
LTIP Unit holders	129
Non-controlling interest	55
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interest	$8,331
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	30,830,615
Weighted average participating LTIP Units	491,638
Weighted average non-controlling interest units	212,000
Basic earnings per common share:
Distributed	$0.41
Undistributed (Distributed in excess of)	0.26
$0.67
Diluted earnings per common share:
Distributed	$0.41
Undistributed (Distributed in excess of)	0.26
$0.67

(1)
For the three-months ended March 31, 2018 excludes net increase (decrease) in equity resulting from operations of $0.1 million attributable to joint venture partners, which have non-participating interests as described in Note 11.

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
In addition, the Company held cash and cash equivalents of $44.7 million as of March 31, 2018. The below table details the concentration of cash and cash equivalents held by each counterparty:

Counterparty	As of December 31, 2018
Bank of New York Mellon Corporation	64%
Deutsche Bank Securities	5%
Bank of America Securities	2%
Morgan Stanley Institutional Liquidity Fund—Government Portfolio	10%
BlackRock Liquidity Funds FedFund Portfolio	9%
Goldman Sachs Financial Square Funds—Government Fund	9%
Lakeland Bank Inc.	1%
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
The below table details the Company's restricted cash balances included in Restricted cash on the Consolidated Statement of Assets, Liabilities, and Equity as of December 31, 2018.

December 31, 2018
(In thousands)
Restricted cash balance related to:
Minimum account balance required for regulatory purposes	$250
Flow consumer loan purchase and sale agreement	175
Total	$425

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
The following tables present information about certain assets and liabilities representing financial instruments as of December 31, 2018. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's repurchase and reverse repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
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

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of December 31, 2018 were $1.79 billion. As of December 31, 2018 total cash collateral on financial derivative assets excludes excess net cash collateral pledged of $0.1 million. As of December 31, 2018 total cash collateral on financial derivative liabilities excludes excess cash collateral pledged of $16.4 million.

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
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of December 31, 2018, the Company has no liabilities recorded for these agreements.
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
As described in Note 9, Related Party Transactions, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of December 31, 2018 the mortgage originator had $2.9 million outstanding borrowings under these agreements guaranteed by the Company. The Company's obligation under these arrangements are deemed to be guarantees under ASC 460-10 and are carried at fair value and included in Other Liabilities on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2018 the estimated fair value of such guarantees was zero.
18. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

Three-Month Period Ended March 31, 2018
Beginning Shareholders' Equity Per Share (12/31/2017)	$19.15
Net Investment Income	0.33
Net Realized/Unrealized Gains (Losses)	0.36
Results of Operations Attributable to Equity	0.69
Less: Results of Operations Attributable to Non-controlling Interests	(0.01)
Results of Operations Attributable to Shareholders' Equity(1)	0.68
Dividends Paid to Common Shareholders	(0.41)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.14
Ending Shareholders' Equity Per Share (12/31/2018)(2)	$19.56
Shares Outstanding, end of period	30,392,041

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).

(2)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of March 31, 2018 shareholders' equity per share would be $19.25.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

Three-Month Period Ended March 31, 2018
Total Return	4.30%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three-month period ended March 31, 2018 the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 5.03%. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)(2)

Three-Month Period Ended March 31, 2018
Net Investment Income	6.75%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis.

Expense Ratios to Average Equity: (1)(2)

Three-Month Period Ended March 31, 2018
Operating expenses, before interest expense and other investment related expenses	(2.67)%
Interest expense and other investment related expenses	(9.56)%
Total Expenses	(12.23)%

(1)	Average equity is calculated using month end values.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except where the context suggests otherwise, references in this Quarterly Report on Form 10-Q to "EFC," "Ellington Financial," "we," "us," and "our" refer to (i) Ellington Financial Inc. and its consolidated subsidiaries, including Ellington Financial Operating Partnership LLC, our operating partnership subsidiary, which we refer to as our "Operating Partnership," following our conversion to a corporation effective March 1, 2019 (our “corporate conversion”), and (ii) Ellington Financial LLC and its consolidated subsidiaries, including our Operating Partnership, before the corporate conversion. References in this Quarterly Report on Form 10-Q to (1) “common shares” refer to (a) common shares of beneficial interest, no par value, prior to our corporate conversion, and (b) shares of our common stock, $0.001 par value per share ("common stock"), after our corporate conversion and (2) “common shareholders” refer to (a) holders of our common shares of beneficial interest, no par value, prior to our corporate conversion and (b) holders of shares of our common stock after our corporate conversion. We conduct all of our operations and business activities through our Operating Partnership. Our "Manager" refers to Ellington Financial Management LLC, our external manager, "Ellington" refers to Ellington Management Group, L.L.C. and its affiliated investment advisory firms, including our Manager, and "Manager Group" refers collectively to Ellington and its principals (including family trusts established by its principals) and entities in which 100% of the interests are beneficially owned by the foregoing. In certain instances, references to our Manager and services to be provided to us by our Manager may also include services provided by Ellington and its other affiliates from time to time.
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
We conduct all of our operations and business activities through the Operating Partnership. As of March 31, 2019, we have an ownership interest of approximately 97.6% in the Operating Partnership. The remaining ownership interest of approximately 2.4% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.

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
Through March 31, 2019, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
We continue to maintain a highly leveraged portfolio of Agency RMBS to take advantage of opportunities in that market sector, to help maintain our exclusion from registration as an investment company under the Investment Company Act, and to help qualify as well as maintain our qualification as a REIT. Unless we acquire very substantial amounts of whole mortgage loans or there are changes to the rules and regulations applicable to us under the Investment Company Act, we expect that we will always maintain some amount of Agency RMBS.
The strategies that we employ are intended to capitalize on opportunities in the current market environment. Subject to qualifying and maintaining our qualification as a REIT, we intend to adjust our strategies to changing market conditions by shifting our asset allocations across various asset classes as credit and liquidity trends evolve over time. We believe that this flexibility, combined with Ellington's experience, will help us generate more consistent returns on our capital throughout changing market cycles.
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
As detailed in Note 2 of the notes to our condensed consolidated financial statements, effective January 1, 2019, as a result of our prospective change in accounting, the naming conventions for repurchase agreements and reverse repurchase agreements were changed. Securities/loans sold under agreements to be repurchased at an agreed-upon price and date, which were formerly referred to as "reverse repurchase agreements," are now referred to as "repurchase agreements," or "repos." Securities/loans purchased under agreements to resell at an agreed-upon price and date, which were formerly referred to as "repurchase agreements," are now referred to as "reverse repurchase agreements," or "reverse repos." For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, we will use the naming conventions that took effect on January 1, 2019 in connection with our change in accounting.
Additionally, due to the prospective application of a change in accounting as required under ASC 946-10-25-2, we have determined that the presentation of our condensed consolidated financial statements for periods beginning after December 31, 2018 are not comparable to the consolidated financial statements previously prepared for prior periods for which we applied ASC 946, Financial Services—Investment Companies ("ASC 946"). As a result, we have not provided comparisons or discussion of period-over-period fluctuations of certain components of our financial condition and results of operations that we feel are not directly comparable.
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through March 31, 2019, we financed the vast majority of our Agency RMBS assets, and the majority of our credit assets, through repos, which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. In addition, we have obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. We have also issued unsecured long-term debt.

As of March 31, 2019, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $1.9 billion. Of our total borrowings outstanding under repos and Total other secured borrowings, approximately 48%, or $941.3 million, relates to our Agency RMBS holdings, as of March 31, 2019. The remaining outstanding borrowings relate to our credit portfolio and U.S. Treasury securities.
As of March 31, 2019, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes were issued in connection with an exchange of our previously issued unsecured long-term debt (the "Old Senior Notes") on February 13, 2019 (the "Note Exchange"), in connection with our intended election to be taxed as a REIT. See Note 11 of the notes to our consolidated financial statements for the three-month period ending March 31, 2019 for further detail on the Senior Notes and the Note Exchange.
As of March 31, 2019, our book value per share was $18.90. Our debt-to-equity ratio was 3.44 to 1 as of March 31, 2019. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales.
During the three-month period ended March 31, 2019 we repurchased 50,825 shares of our common stock at an average price per share of $15.39 and a total cost of $0.8 million. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
We intend to qualify and will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or "the Code," commencing with the taxable year ending December 31, 2019. Provided that we qualify and maintain our qualification as a REIT, we generally will not be subject to U.S. federal, state, and local income tax on our REIT taxable income that is currently distributed to our stockholders. Any taxes paid by a domestic taxable REIT subsidiary, or "TRS," will reduce the cash available for distribution to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains.
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
Our Targeted Asset Classes
Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below. Subject to qualifying and maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes, although the allocation of our capital among these targeted asset classes will likely vary from our historical allocations in light of REIT qualification requirements. Also, we expect to hold certain of our targeted assets through one or more domestic TRSs. As a result, a portion of the income from such assets will be subject to U.S. federal corporate income tax. Finally, certain asset classes we have previously included in our list of targeted asset classes, such as corporate debt and equity and derivatives, are no longer included.

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgages and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs."
	.	Credit Default Swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS"; and
	.	Retained tranches from securitizations in which we have participated.

Residential Mortgage Loans	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Residential transition loans;
	.	Non-QM loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in loan originators and mortgage-related entities;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.
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
TBAs and Other Mortgage-Related Derivatives
In addition to investing in specific pools of Agency RMBS, we utilize TBA transactions, whereby we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. TBAs are liquid and have quoted market prices and represent the most actively traded class of mortgage-backed securities, or "MBS." TBA trading is based on the assumption that mortgage pools that are eligible to be delivered at TBA settlement are fungible and thus the specific mortgage pools to be delivered do not need to be explicitly identified at the time a trade is initiated.

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
We also take long and short positions in various other mortgage-related derivative instruments, including mortgage-related credit default swaps. A credit default swap is a credit derivative contract in which one party (the protection buyer) pays an ongoing periodic premium (and often an upfront payment as well) to another party (the protection seller) in return for compensation for default (or similar credit event) by a reference entity. In this case, the reference entity can be an individual MBS or an index of several MBS, such as an ABX, PrimeX, or CMBX index. Payments from the protection seller to the protection buyer typically occur if a credit event takes place. A credit event can be triggered by, among other things, the reference entity's failure to pay its principal obligations or a severe ratings downgrade of the reference entity.
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
We also have acquired, and may acquire in the future, European RMBS, including retained tranches from European RMBS securitizations in which we have participated.
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
Because fluctuations in short-term interest rates may expose us to fluctuations in the spread between the interest we earn on our investments and the interest we pay on our borrowings, we may seek to manage such exposure by entering into short positions in interest rate swaps. An interest rate swap is an agreement to exchange interest rate cash flows, calculated on a notional principal amount, at specified payment dates during the life of the agreement. Typically, one party pays a fixed interest rate and receives a floating interest rate and the other party pays a floating interest rate and receives a fixed interest rate. Each party's payment obligation is computed using a different interest rate. In an interest rate swap, the notional principal is generally not exchanged.
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

Trends and Recent Market Developments
Market Overview

•
After four increases in 2018 to its target range for the federal funds rate, the U.S. Federal Reserve, or the "Federal Reserve," elected at both its January and March 2019 meetings to maintain the target range of 2.25%-2.50%. During the first quarter, LIBOR rates, which drive many of our financing costs, declined and the LIBOR yield curve flattened. One-month LIBOR decreased one basis point to end the quarter at 2.49% while three-month LIBOR fell 21 basis points to 2.60%. The spread between one- and three-month LIBOR narrowed to 11 basis points, down from 30 basis points at year end 2018.

•
In March 2019, the Federal Reserve announced that over the next six months, it will gradually end the tapering of its U.S. Treasury reinvestments. Beginning in May, the monthly tapering of U.S. Treasury reinvestments will decrease to $15 billion, from $30 billion, and the tapering will end altogether in September. The tapering of Agency RMBS will continue at $20 billion per month, but beginning in October, monthly paydowns from Agency RMBS up to the $20 billion monthly cap will be reinvested in U.S. Treasury securities.

•
Interest rates continued to decline during the first quarter, while the yield curve flattened for a ninth consecutive quarter; the 2-year U.S. Treasury yield fell 23 basis points to end the first quarter at 2.26%, while the 10-year U.S. Treasury yield declined 27 basis points to 2.41%. The spread between the 2-year and 10-year tightened to just 15 basis points, as compared to 20 basis points at year-end 2018. During a 6-day period in March, the yield on the 3-month U.S. Treasury bill exceeded that on the 10-year U.S. Treasury note.

•	Mortgage rates fell sharply in the first quarter, with the Freddie Mac Survey 30-year mortgage rate falling 49 basis points to end the quarter at 4.06%.

•
With the decrease in mortgage rates, prepayments are expected to increase. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 144% quarter over quarter to its highest level since November 2016.

•
U.S. GDP growth for the first quarter of 2019 was 3.2%, up from 2.2% in the fourth quarter of 2018. Total unemployment fell slightly to 3.8% in March 2019, compared to 3.9% at the end of the fourth quarter.

•
For the first quarter, the Bloomberg Barclays US MBS Index generated a positive return of 2.17%, and a positive excess return (on a duration-adjusted basis) of 0.28% over the Bloomberg Barclays US Treasury Index. The Bloomberg Barclays US Corporate Bond Index generated a positive return of 5.14% and an excess return of 2.73%, while the Bloomberg Barclays US Corporate High Yield Bond Index generated a positive return of 7.26% and an excess return of 5.73%.

During the first quarter, the overall market weakness of the previous quarter reversed course, and most fixed income and equity assets performed well. Dovish messaging from the Federal Reserve soothed the stock and bond markets and sparked a market rally; domestic equity indexes rose, yield spreads on most credit assets and many Agency assets tightened, and market volatility declined. In the equity markets, the S&P 500, Russell 2000, and the Dow Jones Industrial Average all posted double-digit percentage increases for the quarter, with both the S&P 500 and the Dow Jones Industrial Average closing the quarter near record highs. In the debt markets, Agency RMBS had solid performance for the quarter, while U.S. corporate high yield and investment grade bonds performed extremely well.
Interest rates were range-bound for the first two months of the quarter before dropping in March. At quarter-end, the yield on the 10-year U.S. Treasury note had declined to 2.41%, down 83 basis points from early November. Meanwhile, the yield curve continued to flatten, with a portion of the curve even inverting for a week in March, again stoking fears of a full yield curve inversion, and whether that might signal a looming recession. The Federal Reserve appeared to end its rate hiking cycle and also announced a slowdown of its balance sheet runoff; in Europe, the European Central Bank introduced new stimulus measures in response to slowing growth, including a recession in Italy.
Portfolio Overview and Outlook
Our total long credit portfolio (including REO but excluding hedges and other derivative positions) was $1.473 billion as of March 31, 2019 as compared to $1.480 billion as of December 31, 2018; REO is included at the lower of cost or fair value as of March 31, 2019, but at fair value as of December 31, 2018. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio was $1.195 billion as of March 31, 2019, which was up slightly from $1.185 billion as of December 31, 2018. As of March 31, 2019, our long Agency RMBS portfolio increased approximately 17% to $1.144 billion, from $975 million as of December 31, 2018.
During the quarter, we continued to rotate capital from non-REIT-qualifying assets to REIT-qualifying assets. As a result of these efforts, the Agency RMBS portfolio grew significantly, while the composition of the overall credit portfolio shifted somewhat, highlighted by net purchases of small balance commercial mortgage loans, non-QM loans, and residential transition loans, partially offset by net sales of UK non-conforming RMBS and CLOs. We continue to see attractive risk-adjusted return opportunities in both our credit and Agency strategies.
Credit Summary (1)

	As of March 31, 2019		As of December 31, 2018
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$98,497	6.7%	$123,893	8.4%
CMBS	29,995	2.0%	18,426	1.2%
Commercial Mortgage Loans and Real Estate Owned, or "REO"(3)(4)	277,947	18.9%	245,536	16.6%
Consumer Loans and ABS Backed by Consumer Loans(2)	218,027	14.8%	209,922	14.2%
Corporate Debt and Equity	3,867	0.3%	6,179	0.4%
Equity Investments in Loan Origination Entities	34,849	2.4%	37,067	2.5%
Non-Agency RMBS	130,372	8.8%	153,214	10.4%
Residential Mortgage Loans and REO(3)	584,779	39.7%	498,126	33.7%
Non-Dollar Denominated:
CLO	4,332	0.3%	—	—%
CMBS	3,198	0.2%	15,482	1.0%
Consumer Loans and ABS Backed by Consumer Loans	770	0.1%	884	0.1%
Corporate Debt and Equity	3,335	0.2%	10,810	0.7%
RMBS(5)	82,846	5.6%	160,342	10.8%
Total Long Credit	$1,472,814	100.0%	$1,479,881	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, positions related to our corporate credit relative value strategy, or other hedge positions.

(2)	Includes equity investments in securitization-related vehicles.

(3)
As discussed in Note 2 of the notes to consolidated financial statements, REO is not considered a financial instrument and as a result is included at the lower of cost or fair value as of March 31, 2019.

(4)
As of March 31, 2019, includes an investment in an unconsolidated entity holding small balance commercial mortgage loans. As of December 31, 2018, includes an equity investment in a limited liability company holding small balance commercial mortgage loans.

(5)
As of March 31, 2019, includes European RMBS secured by non-performing loans and REO, and an investment in an unconsolidated entity holding European RMBS. As of December 31, 2018, includes RMBS secured by non-performing loans and REO, and an investment in an entity holding European RMBS.

Our credit portfolio generated strong returns for the first quarter and continued to be the primary driver of our earnings. Steady growth in the net interest income of this portfolio was a key contributor to our first quarter results, along with tighter yield spreads in many credit sectors and gains from certain notable transactions such as a securitization of re-performing Irish residential loans and the fourth Ellington-sponsored CLO. Our strongest-performing credit strategies for the quarter included residential non-performing loans, retained tranches in Ellington-sponsored CLOs, European RMBS, and CMBS. In addition, we continued to benefit from excellent performance in small-balance commercial mortgage loans, non-QM loans, and consumer loans. Investments in loan originators underperformed during the quarter. Our credit hedges, which in the first quarter consisted primarily of derivative positions in the high yield corporate and CMBX markets, generated losses as credit spreads tightened. The interest rate hedges in our credit portfolio, which in the first quarter consisted primarily of interest rate swaps, generated a slight loss as interest rates declined. We also had net gains in our credit portfolio on foreign currency-related transactions and remeasurement, as well as net gains on our foreign currency hedges.

Agency RMBS Summary

	As of March 31, 2019		As of December 31, 2018
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,019,982	89.2%	$884,870	90.7%
Floating Rate	9,460	0.8%	5,496	0.6%
Reverse Mortgages	89,345	7.8%	55,475	5.7%
IOs	25,428	2.2%	29,516	3.0%
Total Long Agency RMBS	1,144,215	100.0%	975,357	100.0%
During the first quarter, we benefited from excellent performance in our Agency RMBS portfolio. Declining interest rates and tightening yield spreads on many Agency RMBS generated net realized and unrealized gains on our Agency assets. Additionally, outperformance of specified pools compared to TBAs, in the form of higher pay-ups for specified pools, also contributed to results, as we continued to concentrate our long investments in specified pools, as opposed to TBAs. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Increasing prepayment expectations related to declining mortgage rates were the key drivers of the expansion in specified pool pay-ups. Average pay-ups on our specified pools increased to 0.94% as of March 31, 2019, as compared to 0.64% as of December 31, 2018. Pay-ups are price premiums for specified pools relative to their TBA counterparts.
Meanwhile, declining interest rates during the quarter led to losses on our interest rate hedges, and these hedging losses partially offset the gains on our assets. During the quarter we continued to hedge interest rate risk in our Agency strategy, primarily through the use of short positions in TBAs, interest rate swaps, U.S. Treasury securities, and futures. In our interest rate hedging portfolio, the relative proportion (based on 10-year equivalents1) of short positions in TBAs was relatively unchanged period over period relative to other hedging instruments.
As of both March 31, 2019 and December 31, 2018, the weighted average net pass-through rate on our fixed-rate specified pools was 4.2%. Portfolio turnover for our Agency strategy was approximately 12% for the quarter (as measured by sales and excluding paydowns).
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended March 31, 2019, December 31, 2018, September 30, 2018, June, 30, 2018, and March 31, 2018.

	Three-Month Period Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Three-Month Constant Prepayment Rates(1)	7.8%	8.4%	8.3%	7.7%	9.8%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.
1 "10-year equivalents" for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of March 31, 2019 and December 31, 2018:

		March 31, 2019			December 31, 2018
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$12,525	$12,663	41	$13,242	$13,237	38
	3.50	51,106	52,413	32	50,938	51,630	41
	4.00	5,375	5,561	62	6,614	6,720	64
	4.50	1,921	1,994	96	2,177	2,265	93
Total 15-year fixed-rate mortgages		70,927	72,631	37	72,971	73,852	44
20-year fixed-rate mortgages:
	4.00	1,375	1,434	65	1,478	1,526	62
	4.50	892	943	64	976	1,021	61
Total 20-year fixed-rate mortgages		2,267	2,377	65	2,454	2,547	62
30-year fixed-rate mortgages:
	2.50	521	503	65	524	495	62
	3.00	5,962	5,967	60	6,087	5,973	56
	3.28	108	109	81	109	106	78
	3.50	138,035	140,930	33	146,664	147,204	28
	3.75	2,394	2,462	20	2,508	2,537	17
	4.00	426,248	442,670	26	310,389	318,520	29
	4.50	196,514	206,871	26	190,413	198,214	25
	5.00	111,897	118,940	23	95,089	100,092	24
	5.50	20,107	21,534	21	28,507	30,335	15
	6.00	4,629	4,988	35	4,647	4,995	32
Total 30-year fixed-rate mortgages		906,415	944,974	27	784,937	808,471	27
Total fixed-rate Agency RMBS		$979,609	$1,019,982	28	$860,362	$884,870	29
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.4% and 1.8% as of March 31, 2019 and December 31, 2018, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $626.9 million and a fair value of $647.3 million as of March 31, 2019, as compared to a notional value of $460.1 million and a fair value of $470.7 million as of December 31, 2018. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 4.2% and 2.9% as of March 31, 2019 and December 31, 2018, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of March 31, 2019 and December 31, 2018.

	As of
($ in thousands)	March 31, 2019	December 31, 2018
Recourse(1) Borrowings:
Repurchase Agreements	$1,449,521	$1,498,849
Other Secured Borrowings	11,375	13,150
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,546,896	$1,597,999
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	2.61:1	2.68:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.56:1	2.68:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$100,495	$—
Other Secured Borrowings	105,940	100,950
Other Secured Borrowings, at fair value(3)	282,124	297,948
Total Recourse and Non-Recourse Borrowings	$2,035,455	$1,996,897
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	3.44:1	3.36:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	3.39:1	3.35:1

(1)	As of March 31, 2019, excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings is 2.63:1.

(2)
All of our non-recourse borrowings are secured by collateral. In the event of default under a non-recourse borrowing, the lender has a claim against the collateral but not any of our other assets. In the event of default under a recourse borrowing, the lender's claim is not limited to the collateral (if any).

(3)	Relates to our non-QM loan securitizations, where we have elected the fair value option on the related debt.
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or "Dodd-Frank Act," bank capital treatment of repo transactions has become more onerous, thereby making it less attractive for banks to provide certain forms of repo financing. While large banks still dominate the repo market, many non-bank firms, not subject to the same regulations as large banks, are also active in providing repo financing. The vast majority of our outstanding repo financing is still provided by larger banks and dealers; however, in limited amounts, we have also entered into repos with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, increased to 3.39:1, excluding repos on U.S. Treasury securities, as of March 31, 2019, as compared to 3.35:1 as of December 31, 2018. Although we increased the size of our investment portfolio during the quarter and total equity was roughly unchanged, we had approximately $145.4 million of net unsettled Agency RMBS purchases at quarter end; had the anticipated financings of these investments been included in borrowings as of March 31, 2019, our debt-to-equity ratio, excluding repos on U.S. Treasury securities, would have been approximately 3.62:1. Excluding the $282.1 million of debt related to our non-QM loan securitization that we consolidate for U.S. GAAP reporting purposes, and excluding repos on U.S. Treasury securities, our debt-to-equity ratio was 2.98:1 as of March 31, 2019.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. The average cost of funds of our repo borrowings and Total other secured borrowings was 3.52% for the three-month period ended March 31, 2019, as compared to 3.07% for the three-month period ended December 31, 2018. The interest rates on our repo borrowings and Total other secured borrowings are based on, or correlated with, LIBOR. Although LIBOR rates decreased during the three-month period ended March 31, 2019, the effect on our financing costs was not immediately reflected as much of our repo is longer term; interest rates on the majority of our borrowings are fixed until the next reset date. Our overall borrowing costs also increased because the proportion of our borrowings related to credit investments, specifically our loan portfolio, which typically have higher borrowing costs than Agency investments, increased. The average cost of funds of our borrowings on our loan portfolio increased 59 basis points for the three-month period ended March 31, 2019 as compared to the three-month period ended December 31, 2018.
Critical Accounting Policies
We adopted ASC 946 upon commencement of operations in August 2007, and applied U.S. GAAP for investment companies. In connection with our internal restructuring and our intention to qualify as a REIT for the year ending December 31, 2019, we have determined that, effective January 1, 2019, we no longer qualify for investment company accounting in accordance with ASC 946-10-25, and have prospectively discontinued its use. We will elect the fair value option for, and therefore we will continue to measure at fair value, those of our assets and liabilities for which such election is permitted, as provided for under ASC 825, Financial Instruments ("ASC 825").
Certain of our critical accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that all of the decisions and assessments upon which our consolidated financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on the experience of our Manager and Ellington and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 of the notes to our condensed consolidated financial statements for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:
Valuation: For financial instruments that are traded in an "active market," the best measure of fair value is the quoted market price. However, many of our financial instruments are not traded in an active market. Therefore, management generally uses third-party valuations when available. If third-party valuations are not available, management uses other valuation techniques, such as the discounted cash flow methodology. Summary descriptions, for various categories of financial instruments, of the valuation methodologies management uses in determining fair value of our financial instruments are detailed in Note 2 of the notes to our condensed consolidated financial statements. Management utilizes such methodologies to assign a good faith fair value (the estimated price that, in an orderly transaction at the valuation date, would be received to sell an asset, or paid to transfer a liability, as the case may be) to each such financial instrument.
See the notes to our condensed consolidated financial statements for more information on valuation techniques used by management in the valuation of our assets and liabilities.
Purchases and Sales of Investments and Investment Income: Purchase and sales transactions are generally recorded on trade date. Realized and unrealized gains and losses are calculated based on identified cost. We generally amortize premiums and accrete discounts on our fixed-income investments using the effective interest method.
See the notes to our condensed consolidated financial statements for more information on the assumptions and methods that we use to amortize purchase premiums and accrete purchase discounts.
Recent Accounting Pronouncements
Refer to the notes to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of March 31, 2019.

(In thousands)	Fair Value
Long:
Credit:
Dollar Denominated:
CLO(2)	$98,497
CMBS	29,995
Commercial Mortgage Loans and REO(3)(4)	277,947
Consumer Loans and ABS backed by Consumer Loans(2)	218,027
Corporate Debt and Equity	3,867
Equity Investments in Loan Origination Entities	34,849
Non-Agency RMBS	130,372
Residential Mortgage Loans and REO(3)	584,779
Non-Dollar Denominated:
CLO(2)	4,332
CMBS	3,198
Consumer Loans and ABS backed by Consumer Loans	770
Corporate Debt and Equity	3,335
RMBS(5)	82,846
Agency:
Fixed-Rate Specified Pools	1,019,982
Floating-Rate Specified Pools	9,460
IOs	25,428
Reverse Mortgage Pools	89,345
Government Debt:
Dollar Denominated	16,601
Total Long	$2,633,630
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$(4,441)
Government Debt:
Dollar Denominated	(2,910)
Non-Dollar Denominated	(18,861)
Total Short	$(26,212)

(1)	For more detailed information about the investments in our portfolio, please see the notes to condensed consolidated financial statements.

(2)	Includes equity investment in securitization-related vehicles.

(3)	REO is not eligible to elect the fair value option as described in Note 2 of the notes to condensed consolidated financial statements and, as a result, is included at the lower of cost or fair value.

(4)	Includes equity investments in limited liability companies holding small balance commercial mortgage loans and REO.

(5)	Includes European RMBS secured by non-performing loans and REO, and an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our investment portfolio(1) as of December 31, 2018.

	December 31, 2018
(In thousands)	Fair Value	Cost
Long:
Credit:
Dollar Denominated:
CLO(2)	$123,893	$139,424
CMBS	18,426	17,828
Commercial Mortgage Loans and REO(3)	245,536	244,193
Consumer Loans and ABS Backed by Consumer Loans(2)	209,922	218,895
Corporate Debt and Equity	15,316	17,526
Debt and Equity Investments in Loan Origination Entities	37,067	28,314
Non-Agency RMBS	153,214	141,130
Residential Mortgage Loans and REO	498,126	495,551
Non-Dollar Denominated:
CLO	—	—
CMBS	15,482	16,510
Consumer Loans and ABS Backed by Consumer Loans	884	761
Corporate Debt and Equity	10,810	11,821
RMBS(4)	160,342	168,289
Agency:
Fixed-Rate Specified Pools	884,870	904,048
Floating-Rate Specified Pools	5,496	5,627
IOs	29,516	30,399
Reverse Mortgage Pools	55,475	56,799
TBAs	474,860	473,115
Government:
Dollar Denominated	76	76
Total Long	2,939,311	2,970,306
Reverse repos
Dollar Denominated	41,530	41,530
Non-Dollar Denominated	19,744	19,744
Total Repurchase Agreements	61,274	61,274
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	(23,462)	(23,872)
Agency:
TBAs	(772,964)	(766,777)
Government:
Dollar Denominated	(34,817)	(34,410)
Non-Dollar Denominated	(19,334)	(19,545)
Total Short	(850,577)	(844,604)
Net Total	$2,150,008	$2,186,976

(1)	For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments contained in our consolidated financial statements.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.
The following table summarizes our financial derivatives portfolio(1)(2) as of March 31, 2019.

	As of March 31, 2019
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$6,276	$(37,735)	$(31,459)	$3,687
Total Net Mortgage-Related Derivatives	6,276	(37,735)	(31,459)	3,687
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	82,954	(245,668)	(162,714)	(8,626)
Total Return Swaps on Corporate Bond Indices(3)	—	(38,210)	(38,210)	123
Total Net Corporate-Related Derivatives	82,954	(283,878)	(200,924)	(8,503)
Interest Rate-Related Derivatives:
TBAs	193,141	(727,178)	(534,037)	(2,544)
Interest Rate Swaps	263,309	(563,924)	(300,615)	(2,184)
U.S. Treasury Futures(4)	—	(151,600)	(151,600)	(2,380)
Eurodollar Futures(5)	—	(63,000)	(63,000)	(74)
Total Interest Rate-Related Derivatives				(7,182)
Other Derivatives:
Foreign Currency Forwards(6)	—	(45,833)	(45,833)	308
Foreign Currency Futures(7)	—	(15,840)	(15,840)	138
Other(8)	n/a	n/a	n/a	4
Total Net Other Derivatives				450
Net Total				$(11,548)

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to condensed consolidated financial statements for the three-month period ended March 31, 2019.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of March 31, 2019, derivative assets and derivative liabilities were $15.4 million and $(26.9) million, respectively, for a net fair value of $(11.5) million, as reflected in "Net Total" above.

(3)	Notional value represents the number of underlying index units multiplied by the reference price.

(4)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of March 31, 2019, a total of 1,516 short U.S. Treasury futures contracts were held.

(5)	Every $1,000,000 in notional value represents one contract.

(6)	Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

(7)	Notional value represents the total face amount of currency futures underlying all contracts held. As of March 31, 2019, a total of 113 short foreign currency futures contracts were held.

(8)	As of March 31, 2019, includes interest rate caps and interest rate "basis" swaps whereby we pay one floating rate and receive a different floating rate.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2018.

	As of December 31, 2018
	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$15,527	$(59,393)	$(43,866)	$7,439
Total Net Mortgage-Related Derivatives	15,527	(59,393)	(43,866)	7,439
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	83,060	(316,383)	(233,323)	(11,597)
Total Return Swaps on Corporate Equities(3)	—	(17,740)	(17,740)	1
Total Return Swaps on Corporate Bond Indices(4)	—	(11,230)	(11,230)	(6)
Total Net Corporate-Related Derivatives	83,060	(345,353)	(262,293)	(11,602)
Interest Rate-Related Derivatives:
Interest Rate Swaps	143,007	(425,413)	(282,406)	3,831
U.S. Treasury Futures(5)	—	(151,600)	(151,600)	—
Eurodollar Futures(6)	—	(98,000)	(98,000)	(53)
Total Interest Rate-Related Derivatives				3,778
Other Derivatives:
Foreign Currency Forwards(7)	—	(17,299)	(17,299)	(114)
Foreign Currency Futures(8)	—	(47,931)	(47,931)	(302)
Other(9)	n/a	n/a	n/a	(4)
Total Net Other Derivatives				(420)
Net Total				$(805)

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to the Consolidated Condensed Schedule of Investments as of December 31, 2018 contained in our consolidated financial statements.

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

(3)	Notional value represents number of underlying shares multiplied by the closing price of the underlying security.

(4)	Notional value represents the number of underlying index units multiplied by the reference price.

(5)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of December 31, 2018, a total of 1,516 short U.S. Treasury futures contracts were held.

(6)	Every $1,000,000 in notional value represents one contract.

(7)	Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

(8)	Notional value represents the total face amount of currency futures underlying all contracts held. As of December 31, 2018, a total of 411 short foreign currency futures contracts were held.

(9)	As of December 31, 2018, includes interest rate caps and interest rate "basis" swaps whereby we pay one floating rate and receive a different floating rate.
As of March 31, 2019, our Condensed Consolidated Balance Sheet reflected total assets of $2.9 billion. Total liabilities as of March 31, 2019 were $2.3 billion. Our portfolios of investments in securities, loans, unconsolidated entities, and financial derivatives as well as real estate owned included in total assets were $2.6 billion as of March 31, 2019. Our investments in securities sold short and financial derivatives included in total liabilities were $53.1 million as of March 31, 2019. As of March 31, 2019, investments in securities sold short consisted principally of short positions in sovereign bonds and U.S. Treasury securities, which we primarily use to hedge the risk of rising interest rates and foreign currency risk.
As of December 31, 2018, our Consolidated Statement of Assets, Liabilities, and Equity reflected total assets of $4.0 billion. Total liabilities as of December 31, 2018 were $3.4 billion. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $3.0 billion as of December 31, 2018. Our investments sold short and financial derivatives included in total liabilities were $871.4 million as of December 31, 2018. As of December 31, 2018 investments in securities sold short consisted principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio.
As of March 31, 2019, as a result of our prospective change of accounting TBAs are classified as financial derivatives, rather than investments as was the case as of December 31, 2018. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of March 31, 2019 and December 31, 2018, we had a net short notional TBA position of $534.0 million and $293.7 million, respectively.
For a more detailed discussion of our investment portfolio, see "—Trends and Recent Market Developments—Portfolio Overview and Outlook" above.
We use mortgage-related credit derivatives primarily to hedge credit risk in certain credit strategies, although we also take net long positions in certain CDS on RMBS and CMBS indices. Our CDS on individual RMBS represent "single-name" positions whereby we have synthetically purchased credit protection on specific non-Agency RMBS bonds. As there is no longer an active market for CDS on individual RMBS, our portfolio in this sector continues to run off. We also use CDS on corporate bond indices, options thereon, and various other instruments as a means to hedge credit risk. As market conditions change, especially as the pricing of various credit hedging instruments changes in relation to our outlook on future credit performance, we continuously re-evaluate both the extent to which we hedge credit risk and the particular mix of instruments that we use to hedge credit risk.
We may hold long and/or short positions in corporate bonds or equities. Our long and short positions in corporate bonds or equities may serve as outright investments or portfolio hedges.
We use a variety of instruments to hedge interest rate risk in our portfolio, including non-derivative instruments such as U.S. Treasury securities and sovereign debt instruments, and derivative instruments such as interest rate swaps, TBAs, Eurodollar and U.S. Treasury futures, and options on the foregoing. The mix of instruments that we use to hedge interest rate risk may change materially from one period to the next.
We have also entered into foreign currency forward and futures contracts in order to hedge risks associated with foreign currency fluctuations.
We have entered into repos to finance many of our assets. As of March 31, 2019 indebtedness outstanding on our repos was approximately $1.6 billion. As of March 31, 2019, our assets financed with repos consisted of Agency RMBS of $993.5 million, credit assets of $827.5 million, and U.S. Treasury securities of $29.5 million. As of March 31, 2019, outstanding indebtedness under repos was $941.3 million for Agency RMBS, $579.2 million for credit assets, and $29.5 million for U.S. Treasury securities. As of December 31, 2018, indebtedness outstanding on our repos was approximately $1.5 billion. As of December 31, 2018, our assets financed with repos consisted of Agency RMBS of $972.7 million, credit assets of $815.1 million, and U.S. Treasury securities of $0.3 million. As of December 31, 2018 outstanding indebtedness under repos was $917.3 million for Agency RMBS, $581.3 million for credit assets, and $0.3 million for U.S. Treasury securities.
Our repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our repos as collateralized borrowings. In addition to our repos, as of March 31, 2019 we had Total other secured borrowings of $399.4 million, used to finance $474.2 million of non-QM and consumer loans. This compares to Total other secured borrowings of $412.0 million as of December 31, 2018, used to finance $483.5 million of non-QM and consumer loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of March 31, 2019 and $86.0 million of Old Senior Notes outstanding as of December 31, 2018.
As of March 31, 2019 and December 31, 2018 our debt-to-equity ratio was 3.44 to one and 3.36 to one, respectively. Excluding U.S. Treasury securities our debt-to-equity ratio as of March 31, 2019 and December 31, 2018 was 3.39 to one and 3.35 to one, respectively. See the discussion in "—Liquidity and Capital Resources" below for further information on our repos.
Equity
As of March 31, 2019, our equity decreased by approximately $2.7 million to $592.4 million from $595.2 million as of January 1, 2019. This decrease principally consisted of dividends declared of $16.8 million, distributions to non-controlling interests of approximately $4.3 million, and payments to repurchase shares of common stock of $0.8 million. These decreases were partially offset by net income for the three-month period ended March 31, 2019 of $16.5 million and an increase related to contributions from our non-controlling interests of approximately $2.5 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $562.2 million as of March 31, 2019.

Results of Operations for the Three-Month Periods Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three-month period ended March 31, 2019:

(In thousands except per share amounts)	Three-Month Period Ended March 31, 2019
Interest Income (Expense)
Interest income	$36,016
Interest expense	(17,618)
Net interest income	18,398
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	21,066
Realized and unrealized gains (losses) on financial derivatives, net	(17,259)
Realized and unrealized gains (losses) on real estate owned, net	(305)
Other, net	2,002
Total other income (loss)	5,504
Expenses
Base management fee to affiliate (Net of fee rebates of $447)	1,722
Other investment related expenses	3,476
Other operating expenses	4,013
Total expenses	9,211
Net Income (Loss) before Earnings from investments in unconsolidated entities	14,691
Earnings from investments in unconsolidated entities	1,797
Net Income (Loss)	16,488
Net Income (Loss) Attributable to Non-Controlling Interests	1,080
Net Income (Loss) Attributable to Common Stockholders	$15,408
Net Income (Loss) Per Common Share	$0.52

The following table summarizes our results of operations for the three-month period ended March 31, 2018:

(In thousands except per share amounts)	Three-Month Period Ended March 31, 2018
Investment Income
Interest income	$28,092
Other income	716
Total investment income	28,808
Expenses:
Base management fee to affiliate (Net of fee rebates of $275)	1,978
Interest expense	11,562
Other investment related expenses	2,952
Other operating expenses	2,074
Total expenses	18,566
Net investment income	10,242
Net realized and change in net unrealized gain (loss) on investments	5,733
Net realized and change in net unrealized gain (loss) on other secured borrowings	784
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	4,099
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	(1,404)
Net foreign currency gain (loss)	1,870
Net increase (decrease) in equity resulting from operations	21,324
Less: Net increase (decrease) in equity resulting from operations attributable to non-controlling interests	285
Net increase (decrease) in shareholders' equity resulting from operations	$21,039
Net increase (decrease) in shareholders' equity resulting from operations per share	$0.67
Core Earnings
In connection with our conversion to a corporation and intended election to be taxed as a REIT (the "REIT Conversion"), we have included the calculation of Core Earnings. Prior to the REIT Conversion, we did not calculate Core Earnings. We calculate Core Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, financial derivatives (excluding net accrued periodic (payments) receipts on interest rate swaps), other secured borrowings, at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) miscellaneous non-recurring expenses; (vi) provision for income taxes; and (vii) certain other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant net operating income in core earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
Core Earnings is a supplemental non-GAAP financial measure. We believe that the presentation of Core Earnings provides a consistent measure of operating performance by excluding the impact of gains and losses and other adjustments listed above from operating results. We believe that Core Earnings provides information useful to investors because it is a metric that we use to assess performance and to evaluate the effective net yield provided by our portfolio. In addition, we believe that presenting Core Earnings enables our investors to measure, evaluate, and compare our operating performance to that of our peers. However, because Core Earnings is an incomplete measure of our financial results and differs from net income (loss) computed in accordance with U.S. GAAP, it should be considered as supplementary to, and not as a substitute for, net income (loss) computed in accordance with U.S. GAAP.

The following table provides U.S. GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to Core Earnings for the three-month period ended March 31, 2019.

(In thousands, except per share amounts)	Three-Month Period Ended March 31, 2019
Net income (loss)	$16,488
Adjustments:
Realized (gains) losses on securities and loans, net	5,322
Realized (gains) losses on financial derivatives, net (1)	12,289
Realized (gains) losses on real estate owned, net	58
Unrealized (gains) losses on securities and loans, net	(26,388)
Unrealized (gains) losses on financial derivatives, net (2)	5,414
Unrealized (gains) losses on real estate owned, net	247
Other realized and unrealized (gains) losses (3)	(386)
Non-cash equity compensation expense	116
Catch-up Premium Amortization Adjustment	507
Miscellaneous non-recurring expenses(4)	1,075
(Earnings) losses from investments in unconsolidated entities (5)	(364)
Total Core Earnings	$14,378
Core Earnings attributable to non-controlling interests	1,029
Core Earnings Attributable to Common Stockholders	$13,349
Core Earnings Attributable to Common Stockholders, per share	$0.45

(1)	Adjustment excludes net realized gains (losses) on accrued periodic settlements of interest rate swaps of $0.7 million for the three-month period ended March 31, 2019.

(2)	Adjustment excludes net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of ($0.3) million for the three-month period ended March 31, 2019.

(3)
Includes realized and unrealized gains (losses) on foreign currency and unrealized gain (loss) on other secured borrowings, at fair value, included in Other, net, on the Condensed Consolidated Statement of Operations.

(4)	Miscellaneous non-recurring expenses consist mostly of professional fees related to the REIT Conversion.

(5)	Adjustment represents, for certain investments in unconsolidated entities, the net realized and unrealized gains and losses of the underlying investments of such entities.
Results of Operations for the Three-Month Periods Ended March 31, 2019 and 2018
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended March 31, 2019 we had net income (loss) attributable to common stockholders of $15.4 million. We had Interest income of $36.0 million, Interest expense of $17.6 million, Other income (loss) of $5.5 million, Earnings from investments in unconsolidated entities of $1.8 million, and operating expenses of $9.2 million, less net income attributable to non-controlling interests of $1.1 million.
Summary of Net Increase in Shareholders' Equity from Operations
For the three-month period ended March 31, 2018 we had a net increase in shareholders' equity resulting from operations of $21.0 million. We had interest income of $28.1 million, other income of $0.7 million, net realized and unrealized gains of $11.1 million, and total expenses of $18.6 million.
Interest Income
Interest income was $36.0 million for the three-month period ended March 31, 2019, as compared to $28.1 million for the three-month period ended March 31, 2018. Interest income for both periods includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
The period-over-period increase in interest income was primarily due to an increase in the size of our portfolio along with higher asset yields for the three-month period ended March 31, 2019, as compared to the three-month period ended March 31, 2018.

For the three-month period ended March 31, 2019, interest income from our credit portfolio was $28.4 million, as compared to $19.3 million for the three-month period ended March 31, 2018. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended March 31, 2019, as well as higher average asset yields on this portfolio. For the three-month period ended March 31, 2019, interest income from our Agency RMBS was $7.6 million, as compared to $6.7 million for the three-month period ended March 31, 2018. This period-over-period increase was primarily due to the larger size of the Agency portfolio for the three-month period ended March 31, 2019, along with higher average asset yields.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended March 31, 2019 and 2018:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended March 31, 2019	$28,358	$1,334,751	8.50%	$7,550	$968,445	3.12%	$35,908	$2,303,196	6.24%
Three-month period ended March 31, 2018	$19,266	$979,014	7.87%	$6,693	$912,374	2.93%	$25,959	$1,891,388	5.49%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $17.6 million for the three-month period ended March 31, 2019, as compared to $11.6 million for the three-month period ended March 31, 2018, largely reflecting the increase in borrowings related to the growth of our portfolio, as well as higher average rates on our repo and other secured borrowings, which rose as LIBOR increased, and as borrowings used to finance credit assets constituted a greater portion of our overall borrowings.
The table below summarizes the components of interest expense for the three-month periods ended March 31, 2019 and 2018.

	For the Three-Month Period Ended
(In thousands)	March 31, 2019	March 31, 2018
Repos and Total other secured borrowings	$16,050	8,683
Senior Notes (1)	1,223	1,195
Securities sold short (2)	311	1,371
Other (3)	34	313
Total	$17,618	11,562

(1)
Amount includes the related amortization of debt issuance costs. For the three-month period ended March 31, 2019, amount includes interest expense on the Senior Notes and the Old Senior Notes. For the three-month period ended March 31, 2018, amount includes interest expense on the Old Senior Notes.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)
Primarily includes interest expense on our counterparties' cash collateral held by us, and reverse repos with negative interest rates, which can occur when we borrow certain bonds that we have sold short.

The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the three-month periods ended March 31, 2019 and 2018.

	For the Three-Month Period Ended
	March 31, 2019			March 31, 2018
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$966,679	$10,011	4.25%	$593,006	$5,195	3.55%
Agency RMBS	893,987	5,981	2.74%	840,274	3,471	1.68%
Subtotal(1)	1,860,666	15,992	3.52%	1,433,280	8,666	2.45%
U.S. Treasury Securities	9,835	58	2.43%	4,694	17	1.45%
Total	$1,870,501	$16,050	3.52%	$1,437,974	$8,683	2.45%
Average One-Month LIBOR			2.50%			1.65%
Average Six-Month LIBOR			2.75%			2.11%

(1)	Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.38% for the three-month period ended March 31, 2019 and to 2.40% for the three-month period ended March 31, 2018. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.86% and 3.09% for the three-month periods ended March 31, 2019 and 2018, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month periods ended March 31, 2019 and 2018, base management fee incurred, which is based on total equity at the end of each quarter, was $1.7 million and $2.0 million, respectively, net of fee rebates. During the three-month periods ended March 31, 2019 and 2018, our Manager credited us with rebates on our management fee, related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees, of $0.4 million and $0.3 million, respectively. The period-over-period decrease in the base management fee was primarily due to our smaller average capital base in the later period as well as the period-over-period increase in the fee rebate from our Manager.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three-month periods ended March 31, 2019 or 2018, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Because our operating results can vary materially from one period to another, incentive fee expense can also be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended March 31, 2019 and 2018 other investment related expenses were $3.5 million and $3.0 million, respectively. The increase in other investment related expenses was primarily due to increases in servicing expenses on our loan portfolios, dividend expense on common stock sold short, and various other expenses related to our residential and commercial mortgage loan and REO portfolios.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, administration fees, share-based compensation expense, insurance expense, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $4.0 million for the three-month period ended March 31, 2019 as compared to $2.1 million for the three-month period ended March 31, 2018. The increase in other operating expenses for the three-month period ended March 31, 2019 was primarily due to an increase in professional fees relating to our REIT Conversion and an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the three-month period ended March 31, 2019, other income was $5.8 million, consisting primarily of net realized and unrealized gains of $21.1 million on our securities and loans, and gains included in Other, net of $2.0 million, partially offset by net realized and unrealized losses of $17.3 million on our financial derivatives. Net realized and unrealized gains of $21.1 million on our securities and loans primarily resulted from net realized and unrealized gains on Agency RMBS, CLOs, non-Agency RMBS, CMBS, and residential mortgage loans, partially offset by net realized and unrealized losses on listed equities, small balance commercial loans, and REO. Net realized and unrealized losses of $17.3 million on our financial derivatives was primarily related to net realized and unrealized losses on CDS on corporate bond indices, TBAs, interest rate swaps, futures, CDS on asset-backed indices, and total return swaps, partially offset by net realized and unrealized gains on CDS on corporate bonds and forwards.
Net Realized and Unrealized Gains (Losses) on Investments
During the three-month period ended March 31, 2018, we had net realized and unrealized gains on investments of $5.7 million. Included in these investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
Net realized and unrealized gains on investments of $5.7 million for the three-month period ended March 31, 2018 resulted principally from net realized and unrealized gains on TBAs, equity investments in mortgage originators, European consumer ABS, CMBS, U.S. Treasury securities, and non-Agency RMBS, partially offset by net realized and unrealized losses on Agency RMBS.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three-month period ended March 31, 2018, we had net realized and unrealized gains on our financial derivatives of $2.7 million. Our financial derivatives consisted of interest rate derivatives, used primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both used primarily to hedge credit risk, but also for non-hedging purposes. Our derivatives also included foreign currency forwards and futures, used to hedge foreign currency risk. Our interest rate derivatives were primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures.
Net realized and unrealized gains of $2.7 million on our financial derivatives for the three-month period ended March 31, 2018 resulted primarily from net gains on our interest rate swaps, CDS on asset-backed indices, and total return swaps. Net foreign exchange transaction and translation gains more than offset the net realized and unrealized losses on our foreign currency hedges. Translation and transaction net gains were incurred in connection with our non-dollar denominated European assets.
Liquidity and Capital Resources
Liquidity refers to our ability to meet our cash needs, including repaying our borrowings, funding and maintaining positions in our targeted assets, making distributions in the form of dividends, and other general business needs. Our short-term (one year or less) and long-term liquidity requirements include acquisition costs for assets we acquire, payment of our base management fee and incentive fee, compliance with margin requirements under our repos, reverse repos, and financial derivative contracts, repayment of repo borrowings and other secured borrowings to the extent we are unable or unwilling to extend such borrowings, payment of our general operating expenses, payment of interest payments on our Senior Notes, and payment of our dividends. Our capital resources primarily include cash on hand, cash flow from our investments (including principal and interest payments received on our investments and proceeds from the sale of investments), borrowings under repos and other secured borrowings, and proceeds from equity and debt offerings. We expect that these sources of funds will be sufficient to meet our short-term and long-term liquidity needs.

The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	March 31, 2019
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$219,494	14.2%
31 - 60 Days	429,409	27.7%
61 - 90 Days	549,943	35.5%
91 - 120 Days	683	—%
121 - 150 Days	5,690	0.4%
151 - 180 Days	12,200	0.8%
181 - 360 Days	264,458	17.0%
> 360 Days	68,139	4.4%
	$1,550,016	100.0%
Repos involving underlying investments that we sold prior to March 31, 2019, for settlement following March 31, 2019 are shown using their original maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of March 31, 2019, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 29.1% with respect to credit assets, 5.2% with respect to Agency RMBS assets, and 16.1% overall. As of December 31, 2018 these respective weighted average contractual haircuts were 28.5%, 5.4%, and 15.9%.
We expect to continue to borrow funds in the form of repos as well as other similar types of financings. The terms of our repo borrowings are predominantly governed by master repurchase agreements, which generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association as to repayment and margin requirements. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include the addition of or changes to provisions relating to margin calls, net asset value requirements, cross default provisions, certain key person events, changes in corporate structure, and requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction. These provisions may differ for each of our repo lenders.
As of March 31, 2019, we had $1.6 billion of borrowings outstanding under our repos. As of March 31, 2019, the remaining terms on our repos ranged from 1 day to 781 days, with a weighted average remaining term of 121 days. Our repo borrowings were with a total of 24 counterparties as of March 31, 2019. As of March 31, 2019, our repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 3.31%. As of March 31, 2019, our repos had interest rates ranging from 0.24% to 5.85%. Investments transferred as collateral under repos had an aggregate fair value of $1.9 billion as of March 31, 2019.
As of December 31, 2018, we had $1.5 billion of borrowings outstanding under our repos. As of December 31, 2018, the remaining terms on our repos ranged from 2 days to 871 days, with a weighted average remaining term of 121 days. Our repo borrowings were with a total of 23 counterparties as of December 31, 2018. As of December 31, 2018, our repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 3.13%. As of December 31, 2018, our repos had interest rates ranging from 0.23% to 6.07%. Investments transferred as collateral under repos had an aggregate fair value of $1.8 billion as of December 31, 2018.
The interest rates of our repos have historically moved in close relationship to short-term LIBOR rates, and in some cases are explicitly indexed to short-term LIBOR rates and reset accordingly. It is expected that amounts due upon maturity of our repos will be funded primarily through the roll/re-initiation of repos and, if we are unable or unwilling to roll/re-initiate our repos, through free cash and proceeds from the sale of securities.

The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
March 31, 2019	$1,550,016	$1,471,592	$1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(1)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,026,841	1,081,484
June 30, 2016	1,070,105	1,124,885	1,160,096

(1)
Our repo borrowings as of December 31, 2017 increased relative to our average repo borrowings outstanding for the quarter ended December 31, 2017. At the end of the third quarter of 2017, we repaid a substantial amount of our outstanding repo borrowings on non-QM loans in anticipation of completing a securitization transaction. This reduced our average outstanding repo borrowings for the fourth quarter of 2017. Additionally, at the end of 2017 we increased the size of our Credit portfolio by purchasing certain more liquid, lower-risk securities which we subsequently financed through repos.

In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our non-QM and consumer loans; these transactions are accounted for as collateralized borrowings. As of March 31, 2019 we had outstanding borrowings related to such transactions in the amount of $399.4 million, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of March 31, 2019, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $474.2 million. As of December 31, 2018 we had outstanding borrowings related to such transactions in the amount of $412.0 million, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2018, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $483.5 million. See Note 11 in the notes to our condensed consolidated financial statements for the three-month period ended March 31, 2019 and Note 7 in the notes to our consolidated financial statements for the three-month period ended March 31, 2018 for further information on our other secured borrowings.
As of March 31, 2019, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. These Senior Notes were issued on February 13, 2019 in connection with the Note Exchange. As of December 31, 2018, we had $86.0 million outstanding of Old Senior Notes, which had an interest rate of 5.25%. See Note 11 in the notes to our condensed consolidated financial statements for the three-month period ended March 31, 2019 and Note 7 in the notes to our consolidated financial statements for the three-month period ended March 31, 2018 for further detail on the Senior Notes.
As of March 31, 2019, we had an aggregate amount at risk under our repos with 25 counterparties of approximately $314.6 million, and as of December 31, 2018, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $306.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of March 31, 2019 and December 31, 2018 does not include approximately $2.9 million and $2.6 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of March 31, 2019, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with 10 counterparties of approximately $16.2 million. We also had $7.1 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2018, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with 12 counterparties of approximately $25.2 million. We also had $8.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of March 31, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 11 counterparties of approximately $3.0 million. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $55.9 million and $44.7 million as of March 31, 2019 and December 31, 2018, respectively.
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and our financial performance, among other considerations. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
During the three-month period ended March 31, 2019, we repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through May 3, 2019, we repurchased 411,915 shares at an average price per share of $15.34 and a total cost of $6.3 million.
Additionally, on April 3, 2019, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell shares of common stock from time to time with a maximum aggregate gross offering price of up to $150 million. Through of May 3, 2019 we have not yet issued shares of common stock under the ATM program.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to shareholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the notes to condensed consolidated financial statements for the three-month period ended March 31, 2019) for the periods indicated below:
Three-Month Period Ended March 31, 2019

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 14, 2019	$0.41	$12,496	March 1, 2019	March 15, 2019
March 11, 2019	$0.14	$4,267	March 29, 2019	April 25, 2019

Three-Month Period Ended March 31, 2018

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 6, 2018	$0.41	$12,850	March 1, 2018	March 15, 2018
On April 5, 2019, our Board of Directors approved a dividend in the amount of $0.14 per share payable on May 28, 2019 to stockholders of record as of April 30, 2019, and on May 7, 2019, our Board of Directors approved a dividend in the amount of $0.14 per share payable on June 25, 2019 to stockholders of record as of May 31, 2019.
For the three-month period ended March 31, 2019, our operating activities provided net cash in the amount of $21.0 million and our investing activities used net cash in the amount of $64.6 million. Our repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our repos) provided net cash of $66.4 million. We received $16.7 million in proceeds from the issuance of Other secured borrowings, and we used $13.5 million for principal payments on Other secured borrowings. Thus our operating and investing activities, when combined with our repo financings, Other secured borrowings (net of repayments), provided net cash of $26.0 million for the three-month period ended March 31, 2019. In addition, contributions from non-controlling interests provided cash of $2.5 million. We used $12.5 million to pay dividends, $4.3 million for distributions to non-controlling interests (our joint venture partners), and $0.8 million to repurchase common stock. As a result there was an increase in our cash holdings of $11.0 million, from $45.1 million as of December 31, 2018 to $56.1 million as of March 31, 2019.
For the three-month period ended March 31, 2018, our operating activities used net cash in the amount of $124.7 million, and our repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our repo agreements) provided net cash of $121.6 million. We received $18.9 million in proceeds from the issuance of Total other secured borrowings, and we used $4.9 million for principal payments on Other secured borrowings. Thus our operating activities, when combined with our repo financings, Total other secured borrowings (net of repayments), provided net cash of $10.9 million for the three-month period ended March 31, 2018. In addition, contributions from non-controlling interests provided cash of $1.2 million. We used $12.9 million to pay dividends, $6.8 million for distributions to non-controlling interests (our joint venture partners), and $14.0 million to repurchase common shares. As a result there was a decrease in our cash holdings of $21.5 million, from $47.7 million as of December 31, 2017 to $26.1 million as of March 31, 2018.
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from registration as an investment company under the Investment Company Act. Steep declines in the values of our credit assets financed using repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue additional debt or equity securities.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 13 of the notes to our condensed consolidated financial statements for the three-month period ended March 31, 2019.
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 11 of the notes to our condensed consolidated financial statements for the three-month period ended March 31, 2019) and related to our financial derivatives (see Note 8 of the notes to our condensed consolidated financial statements for the three-month period ended March 31, 2019).
See Note 21 of the notes to our condensed consolidated financial statements for the three-month period ended March 31, 2019 for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 9, Note 10, and Note 13 of the notes to our condensed consolidated financial statements for the three-month period ended March 31, 2019 for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At March 31, 2019 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at March 31, 2019 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
Credit Risk
We are subject to credit risk in connection with many of our assets, especially non-Agency RMBS, CMBS, mortgage loans, CLOs, investments in securitization warehouses, and consumer loans.
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
Our corporate debt investments, especially our lower-rated or unrated CLO investments and our corporate debt investments in loan originators, have significant risk of loss, and our efforts to protect these investments may involve substantial costs and may not be successful. We also will be subject to significant uncertainty as to when and in what manner and for what value the corporate debt in which we directly or indirectly invest will eventually be satisfied (e.g., through liquidation of the obligor's assets, an exchange offer or plan of reorganization involving the debt securities or a payment of some amount in satisfaction of the obligation). In addition, these investments could involve loans to companies that are more likely to experience bankruptcy or similar financial distress, such as companies that are thinly capitalized, employ a high degree of financial leverage, are in highly competitive or risky businesses, are in a start-up phase, or are experiencing losses.
Similarly, we are exposed to the risk of potential credit losses on the other assets in our Credit portfolio.
For many of our investments, the two primary components of credit risk are default risk and severity risk.
Default Risk
Default risk is the risk that a borrower fails to make scheduled principal and interest payments on a mortgage loan or other debt obligation. We may attempt to mitigate our default risk by, among other things, opportunistically entering into credit default swaps and total return swaps. These instruments can reference various MBS indices, corporate bond indices, or corporate entities. We often rely on third-party servicers to mitigate our default risk, but such third-party servicers may have little or no economic incentive to mitigate loan default rates.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally carry interest rates that are determined by reference to LIBOR or similar short-term benchmark rates for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to offset the large majority of the interest rate risk we estimate to arise from our Agency RMBS positions. Hedging instruments may also be used to offset a portion of the interest rate risk arising from certain non-Agency RMBS and CMBS positions.
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of March 31, 2019, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$7,902	1.33%	$11,738	1.98%	$(11,968)	(2.02)%	$(28,003)	(4.73)%
Non-Agency RMBS, CMBS, ABS and Loans	4,607	0.78%	9,214	1.56%	(4,607)	(0.78)%	(9,215)	(1.55)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(11,141)	(1.88)%	(22,701)	(3.83)%	10,720	1.81%	21,022	3.55%
Mortgage-Related Derivatives	9	—%	20	—%	(7)	—%	(13)	—%
Corporate Securities and Derivatives on Corporate Securities	(106)	(0.02)%	(220)	(0.04)%	100	0.01%	193	0.03%
Repurchase Agreements and Reverse Repurchase Agreements	(2,575)	(0.43)%	(5,134)	(0.87)%	2,585	0.44%	5,179	0.87%
Total	$(1,304)	(0.22)%	$(7,083)	(1.20)%	$(3,177)	(0.54)%	$(10,837)	(1.83)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our March 31, 2019 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Neither we nor Ellington nor its affiliates (including our Manager) are currently subject to any legal proceedings that we or our Manager consider material. Nevertheless, we and Ellington and its affiliates operate in highly regulated markets that currently are under regulatory scrutiny, and we and Ellington and its affiliates have received, and we expect in the future that we and they may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. For example, in January 2017, we received a subpoena from the SEC requesting documents, communications, and other information relating primarily to a loan originator and the loans originated by such originator, our analyses of such loans, the purchases and securitizations of such loans by us and by certain third parties, and the servicing of such loans. We have responded to the subpoena and intend to continue to cooperate with any further requests. Ellington has advised us that, at the present time, it is not aware that any material legal proceeding against us or Ellington or its affiliates is contemplated in connection with any such inquiries or requests. We and Ellington cannot provide any assurance that these or any future such inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or Ellington or its affiliates or that, if any such investigation or proceeding were to arise, it would not materially adversely affect us. For a discussion of certain risks to which we or Ellington or its affiliates could be exposed as a result of inquiries or requests for documents and information received by us or Ellington or its affiliates, see "Risk Factors—We or Ellington or its affiliates may be subject to regulatory inquiries or proceedings" included in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition, and liquidity, see the risk factors discussed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from these previously disclosed risk factors. See also "Special Note Regarding Forward-Looking Statements," included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 – January 31, 2019	50,825	$15.39	50,825	1,138,085
February 1, 2019 – February 28, 2019	—	—	—	1,138,085
March 1, 2019 – March 31, 2019	—	—	—	1,138,085
Total	50,825	$15.39	50,825	1,138,085
On June 13, 2018, our Board of Directors approved the adoption of a share repurchase program under which we are authorized to repurchase up to 1.55 million shares of our common stock. The program, which is open-ended in duration, allows us to make repurchases from time to time on the open market or in negotiated transactions, including under 10b5-1 plans. Repurchases are at our discretion, subject to applicable law, share availability, price and financial performance, among other considerations.

Item 6. Exhibits

Exhibit	Description
3.1	Plan of Conversion (incorporated by reference to the Current Report on Form 8-K filed on March 4, 2019)

3.2	Certificate of Conversion of Ellington Financial LLC (incorporated by reference to the Current Report on Form 8-K filed on March 4, 2019)

3.3	Certificate of Incorporation of Ellington Financial Inc. (incorporated by reference to the Current Report on Form 8-K filed on March 4, 2019)

3.4	Bylaws of Ellington Financial Inc. (incorporated by reference to the Current Report on Form 8-K filed on March 4, 2019)

4.1
Indenture, dated as of February 13, 2019, among EF Holdco Inc., EF Cayman Holdings Ltd., Ellington Financial LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to the Current Report on Form 8-K filed on February 13, 2019)

4.2	Form of EF Holdco Inc.'s and EF Cayman Holdings Ltd.'s 5.50% Senior Notes due 2022 (included in Exhibit 4.1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial Inc.'s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, (vi) Consolidated Statement of Assets, Liabilities, and Equity, (vii) Consolidated Condensed Schedule of Investments, (viii) Consolidated Statement of Operations, (ix) Consolidated Statements of Changes in Equity, (x) Consolidated Statements of Cash Flows and (xi) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL INC.
Date:	May 10, 2019	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	May 10, 2019	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)