Form 10-Q
period 2019-06-30
Ellington Financial Inc.
filed 2019-08-09
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	EFC	The New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Common Stock, $0.001 par value per share	33,770,776

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2019
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$42,671
Restricted cash(1)	175
Securities, at fair value	1,668,677
Loans, at fair value(1)	1,091,523
Investments in unconsolidated entities, at fair value(1)	69,676
Real estate owned(1)	47,621
Financial derivatives—assets, at fair value	11,150
Reverse repurchase agreements	49,641
Due from brokers(1)	65,083
Investment related receivables(1)	77,882
Other assets(1)	3,495
Total Assets	$3,127,594
Liabilities
Securities sold short, at fair value	$49,583
Repurchase agreements(1)	1,715,506
Financial derivatives—liabilities, at fair value	27,805
Due to brokers	9,951
Investment related payables(1)	49,516
Other secured borrowings(1)	101,925
Other secured borrowings, at fair value(1)	475,816
Senior notes, net	85,166
Accounts payable and accrued expenses(1)	6,281
Base management fee payable to affiliate	1,661
Dividend payable	4,267
Interest payable(1)	6,741
Other liabilities(1)	262
Total Liabilities	2,534,480
Commitments and contingencies (Note 21)
Equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 29,745,776 shares issued and outstanding	30
Additional paid-in-capital	664,764
Retained earnings (accumulated deficit)	(102,324)
Total Stockholders' Equity	562,470
Non-controlling interests(1)	30,644
Total Equity	593,114
Total Liabilities and Equity	$3,127,594

(1)
Ellington Financial Inc.'s Condensed Consolidated Balance Sheet includes assets and liabilities of variable interest entities it has consolidated. See Note 9 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2019
(In thousands, except per share amounts)	Expressed in U.S. Dollars
Net Interest Income
Interest income	$38,547	$74,563
Interest expense	(19,702)	(37,320)
Total net interest income	18,845	37,243
Other Income (Loss)
Realized gains (losses) on securities and loans, net	(1,505)	(6,827)
Realized gains (losses) on financial derivatives, net	(10,920)	(22,490)
Realized gains (losses) on real estate owned, net	98	40
Unrealized gains (losses) on securities and loans, net	18,487	44,875
Unrealized gains (losses) on financial derivatives, net	(4,921)	(10,610)
Unrealized gains (losses) on real estate owned, net	(266)	(513)
Other, net	1,808	3,810
Total other income (loss)	2,781	8,285
Expenses
Base management fee to affiliate (Net of fee rebates of $508 and $955, respectively)(1)	1,661	3,383
Investment related expenses:
Servicing expense	2,244	4,637
Debt issuance costs related to Other secured borrowings, at fair value	1,671	1,671
Other	1,238	2,321
Professional fees	1,178	3,134
Compensation expense	903	1,975
Other expenses	1,053	2,038
Total expenses	9,948	19,159
Net Income (Loss) before Income Tax Expense and Earnings from Investments in Unconsolidated Entities	11,678	26,369
Income tax expense (benefit)	376	376
Earnings from investments in unconsolidated entities	2,354	4,151
Net Income (Loss)	13,656	30,144
Net Income (Loss) Attributable to Non-Controlling Interests	1,012	2,092
Net Income (Loss) Attributable to Common Stockholders	$12,644	$28,052
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.43	$0.94

(1)	See Note 13 for further details on management fee rebates.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
(In thousands, except share amounts)		Expressed in U.S. Dollars
BALANCE, January 1, 2019	29,796,601	$—	$665,356	$(101,523)	$563,833	$31,337	$595,170
Share conversion(1)	—	30	(30)	—	—	—	—
Net income (loss)				15,408	15,408	1,080	16,488
Contributions from non-controlling interests						2,512	2,512
Dividends(2)				(16,360)	(16,360)	(404)	(16,764)
Distributions to non-controlling interests						(4,306)	(4,306)
Adjustment to non-controlling interests			(4)		(4)	4	—
Repurchase of shares of common stock	(50,825)	—	(782)	—	(782)	—	(782)
Share-based long term incentive plan unit awards			114		114	2	116
BALANCE, March 31, 2019	29,745,776	30	664,654	(102,475)	562,209	30,225	592,434
Net income (loss)				12,644	12,644	1,012	13,656
Contributions from non-controlling interests						4,936	4,936
Dividends(2)				(12,493)	(12,493)	(308)	(12,801)
Distributions to non-controlling interests						(5,225)	(5,225)
Share-based long term incentive plan unit awards			110		110	4	114
BALANCE, June 30, 2019	29,745,776	$30	$664,764	$(102,324)	$562,470	$30,644	$593,114

(1)	See Note 1 for further details on the share conversion.

(2)	For the three- and six-month periods ended June 30, 2019, dividends totaling $0.42 and $0.97 per share of common stock outstanding were declared.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six-Month Period Ended June 30, 2019
(In thousands)	Expressed in U.S. Dollars
Net cash provided by (used in) operating activities	$43,334
Cash Flows from Investing Activities:
Purchase of securities	(1,278,398)
Purchase of loans	(433,740)
Capital improvements of real estate owned	(240)
Proceeds from disposition of securities	1,047,270
Proceeds from disposition of loans	28,326
Contributions to investments in unconsolidated entities	(30,132)
Distributions from investments in unconsolidated entities	32,251
Proceeds from disposition of real estate owned	636
Proceeds from principal payments of securities	92,539
Proceeds from principal payments of loans	117,911
Proceeds from securities sold short	469,630
Repurchase of securities sold short	(498,774)
Payments on financial derivatives	(53,100)
Proceeds from financial derivatives	35,921
Payments made on reverse repurchase agreements	(2,626,503)
Proceeds from reverse repurchase agreements	2,786,295
Due from brokers, net	8,069
Due to brokers, net	(2,744)
Net cash provided by (used in) investing activities	(304,783)
Cash Flows from Financing Activities:
Repurchase of common stock	(782)
Dividends paid	(25,298)
Contributions from non-controlling interests	7,448
Distributions to non-controlling interests	(9,531)
Proceeds from issuance of Other secured borrowings	20,430
Principal payments on Other secured borrowings	(32,605)
Borrowings under repurchase agreements	3,707,941
Repayments of repurchase agreements	(3,479,161)
Proceeds from issuance of Other secured borrowings, at fair value	70,988
Debt issuance costs paid	(1,034)
Due from brokers, net	1,818
Due to brokers, net	(1,000)
Net cash provided by (used in) financing activities	259,214
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(2,235)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	45,081
Cash, Cash Equivalents, and Restricted Cash, End of Period	$42,846

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Six-Month Period Ended June 30, 2019
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$37,738
Income tax paid	117
Dividends payable	4,267
Share-based long term incentive plan unit awards (non-cash)	230
Purchase of investments (non-cash)	(2,975)
Transfers from mortgage loans to real estate owned (non-cash)	17,713
Proceeds from principal payments of investments (non-cash)	41,628
Proceeds received from Other secured borrowings, at fair value (non-cash)	148,547
Principal payments on Other secured borrowings, at fair value (non-cash)	(41,628)
Repayments of repurchase agreements (non-cash)	(148,158)
Repayment of senior notes (non-cash)	(86,000)
Issuance of senior notes (non-cash)	86,000

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The Company evaluates the collectability of both interest and principal on each of its loan investments and whether the cost basis of the loan is impaired. A loan's cost basis is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan's cost basis is impaired, the Company does not record an allowance for loan loss as it has elected the FVO on all of its loan investments. The Company will recognize impairments through an adjustment to the amortized cost basis and recognize a realized loss in the period such adjustment was made, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations.
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
(G) REO: When the Company obtains possession of real property in connection with a foreclosure or similar action, the Company de-recognizes the associated mortgage loan according to ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). Under the provisions of ASU 2014-04, the Company is deemed to have received physical possession of real estate property collateralizing a mortgage loan when it obtains legal title to the property upon completion of a foreclosure or when the borrower conveys all interest in the property to it through a deed in lieu of foreclosure or similar legal agreement. The Company's cost basis in REO is equal to the fair value of the associated mortgage loan at the time the Company obtains possession. REO valuations are reflected at the lower of cost or fair value. The fair value of such REO is typically based on management's estimates which generally use information including general economic data, BPOs, recent sales, property appraisals, and bids, and takes into account the expected costs to sell the property. REO recorded at fair value on a non-recurring basis are classified as Level 3.
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
When the Company has an interest in an entity that has been determined to be a VIE, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The Company will only consolidate a VIE for which it has concluded it is the primary beneficiary. To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, the Company considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes (i) identifying the activities that most significantly impact the VIE's economic performance; and (ii) identifying which party, if any, has power over those activities. To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, it considers all of its economic interests, including debt and/or equity investments, as well as other arrangements deemed to be variable interests in the VIE. These assessments to determine whether the Company is the primary beneficiary require significant judgment. In instances where the Company and its related parties have interests in a VIE, the Company considers whether there is a single party in the related party group that meets the criteria to be deemed the primary beneficiary. If one party within the related party group meets such criteria, that reporting entity would be deemed to be the primary beneficiary of the VIE and no further analysis is needed. If no party within the related party group on its own meets the criteria to be deemed the primary beneficiary, but the related party group as a whole meets such criteria, the determination of the primary beneficiary within the related party group requires significant judgment. The Company performs analysis which is based upon qualitative as well as quantitative factors, such as the relationship of the VIE to each of the members of the related party group, as well as the significance of the VIE's activities to those members, with the objective of determining which party is most closely associated with the VIE.
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
(P) Debt Issuance Costs: Debt issuance costs associated with debt for which the Company has elected the FVO are expensed at the issuance of the debt, and are included in Investment related expenses—Other on the Condensed Consolidated Statement of Operations. Costs associated with the issuance of debt for which the Company has not elected the FVO are deferred and amortized over the life of the debt, which approximates the effective interest rate method, and are included in Interest expense on the Condensed Consolidated Statement of Operations. Deferred debt issuance costs are presented on the Condensed Consolidated Balance Sheet as a direct deduction from the related debt liability, unless such deferred debt issuance costs are associated with borrowing facilities that are expected to have a future benefit, such as giving the Company the ability to access additional borrowings over the contractual term of the debt, in which case such deferred debt issuance costs are included in Other assets on the Condensed Consolidated Balance Sheet. Debt issuance costs include legal and accounting fees, purchasers' or underwriters' discount, as well as other fees associated with the cost of the issuance of the related debt.
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
(Y) Income Taxes: The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is generally not subject to corporate-level federal and state income tax on net income it distributes to its stockholders within the prescribed timeframes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including distributing at least 90% of its annual taxable income to stockholders. Even if the Company qualifies as a REIT, it may be subject to certain federal, state, local and foreign taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state, and local income taxes and may be precluded from qualifying as a REIT for the four taxable years following the year in which the Company fails to qualify as a REIT. The Company believes that it will operate in a manner that will allow it to qualify for taxation as a REIT. As a result of the Company's expected REIT qualification and expected distributions, it does not generally expect to pay federal or state corporate income taxes. Many of the REIT requirements, however, are highly technical and complex.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or to 2018, 2017, 2016, or 2015 (its open tax years). In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period, 2018, 2017, 2016, and 2015 (its open tax years). The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof.
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
3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of June 30, 2019:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,327,867	$11,034	$1,338,901
Non-Agency RMBS	—	88,226	96,790	185,016
CMBS	—	31,380	6,278	37,658
CLOs	—	58,989	17,222	76,211
Asset-backed securities, backed by consumer loans	—	—	25,019	25,019
Corporate debt securities	—	—	4,081	4,081
Corporate equity securities	—	—	1,791	1,791
Loans, at fair value:
Residential mortgage loans	—	—	663,880	663,880
Commercial mortgage loans	—	—	260,034	260,034
Consumer loans	—	—	162,609	162,609
Corporate loans	—	—	5,000	5,000
Investment in unconsolidated entities, at fair value	—	—	69,676	69,676
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	1,090	1,090
Credit default swaps on asset-backed indices	—	2,164	—	2,164
Credit default swaps on corporate bonds	—	521	—	521
Credit default swaps on corporate bond indices	—	5,714	—	5,714
Interest rate swaps	—	1,434	—	1,434
TBAs	—	140	—	140
Total return swaps	—	—	87	87
Total assets	$—	$1,516,435	$1,324,591	$2,841,026

Description	Level 1	Level 2	Level 3	Total
(continued)	(In thousands)
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(49,113)	$—	$(49,113)
Corporate debt securities	—	(470)	—	(470)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(202)	—	(202)
Credit default swaps on corporate bonds	—	(686)	—	(686)
Credit default swaps on corporate bond indices	—	(14,113)	—	(14,113)
Interest rate swaps	—	(7,658)	—	(7,658)
TBAs	—	(2,443)	—	(2,443)
Futures	(2,380)	—	—	(2,380)
Forwards	—	(265)	—	(265)
Total return swaps	—	(58)	—	(58)
Other secured borrowings, at fair value	—	—	(475,816)	(475,816)
Total liabilities	$(2,380)	$(75,008)	$(475,816)	$(553,204)
The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of June 30, 2019:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$40,642	Market Quotes	Non Binding Third-Party Valuation	$65.77	$163.50	$84.87
CMBS	5,201	Market Quotes	Non Binding Third-Party Valuation	5.87	79.27	67.48
CLOs	9,174	Market Quotes	Non Binding Third-Party Valuation	27.65	276.53	73.75
Agency interest only RMBS	935	Market Quotes	Non Binding Third-Party Valuation	1.84	17.07	7.42
Total return swaps	87	Market Quotes	Non Binding Third-Party Valuation	89.5	89.9	89.7
Non-Agency RMBS	56,148	Discounted Cash Flows	Yield	0.4%	27.7%	10.0%
			Projected Collateral Prepayments	5.9%	71.5%	51.5%
			Projected Collateral Losses	0.1%	14.9%	7.1%
			Projected Collateral Recoveries	1.5%	18.3%	9.5%
			Projected Collateral Scheduled Amortization	17.8%	77.8%	31.9%
						100.0%
Non-Agency CMBS	1,077	Discounted Cash Flows	Yield	21.5%	21.5%	21.5%
			Projected Collateral Losses	1.1%	1.1%	1.1%
			Projected Collateral Recoveries	2.3%	2.3%	2.3%
			Projected Collateral Scheduled Amortization	96.6%	96.6%	96.6%
						100.0%
Corporate debt and equity	5,872	Discounted Cash Flows	Yield	10.0%	22.9%	18.9%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
CLOs	8,048	Discounted Cash Flows	Yield	11.2%	60.7%	13.0%
			Projected Collateral Prepayments	9.0%	87.1%	49.6%
			Projected Collateral Losses	2.9%	33.4%	15.0%
			Projected Collateral Recoveries	3.8%	13.0%	8.8%
			Projected Collateral Scheduled Amortization	—%	77.3%	26.6%
						100.0%
ABS backed by consumer loans	25,019	Discounted Cash Flows	Yield	12.0%	20.1%	12.2%
			Projected Collateral Prepayments	0.0%	10.8%	9.3%
			Projected Collateral Losses	0.8%	36.0%	15.0%
			Projected Collateral Scheduled Amortization	64.0%	99.2%	75.7%
						100.0%
Consumer loans	162,609	Discounted Cash Flows	Yield	7.0%	10.0%	8.0%
			Projected Collateral Prepayments	0.0%	56.7%	42.5%
			Projected Collateral Losses	1.9%	86.3%	8.0%
			Projected Collateral Scheduled Amortization	13.7%	98.1%	49.5%
						100.0%
Corporate loans	5,000	Discounted Cash Flows	Yield	15.0%	15.0%	15.0%
Performing commercial mortgage loans	206,710	Discounted Cash Flows	Yield	7.9%	12.0%	8.8%
Non-performing commercial mortgage loans	53,324	Discounted Cash Flows	Yield	10.8%	25.4%	15.5%
			Months to Resolution	2.0	6.0	3.0
Performing and re-performing residential mortgage loans	147,108	Discounted Cash Flows	Yield	3.9%	29.3%	6.5%
Securitized residential mortgage loans(1)	503,090	Discounted Cash Flows	Yield	3.8%	5.1%	4.4%
Non-performing residential mortgage loans	13,682	Discounted Cash Flows	Yield	3.6%	56.0%	12.3%
			Months to Resolution	0.0	102.7	45.7
Credit default swaps on asset-backed securities	1,090	Net Discounted Cash Flows	Projected Collateral Prepayments	34.6%	44.4%	37.6%
			Projected Collateral Losses	11.4%	18.7%	13.7%
			Projected Collateral Recoveries	13.7%	18.1%	16.2%
			Projected Collateral Scheduled Amortization	23.4%	36.1%	32.5%
						100.0%
Agency interest only RMBS	10,099	Option Adjusted Spread ("OAS")	LIBOR OAS(2)	93	3,527	581
			Projected Collateral Prepayments	29.1%	100.0%	71.9%
			Projected Collateral Scheduled Amortization	0.0%	70.9%	28.1%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Investment in unconsolidated entities	32,588	Enterprise Value	Equity Price-to-Book(3)	1.0x	3.1x	1.4x
Investment in unconsolidated entities	3,000	Recent Transactions	Transaction Price	n/a	n/a	n/a
Investment in unconsolidated entities	34,088	Discounted Cash Flows	Yield(4)	3.1%	15.6%	9.1%
Other secured borrowings, at fair value(1)	(475,816)	Discounted Cash Flows	Yield	3.1%	4.5%	3.8%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Shown in basis points.

(3)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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

The tables below include a roll-forward of the Company's financial instruments for the three- and six-month periods ended June 30, 2019 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three-Month Period Ended June 30, 2019

(In thousands)	Beginning Balance as of March 31, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2019
Assets:
Securities, at fair value:
Agency RMBS	$6,389	$(676)	$(450)	$349	$1,594	$(236)	$4,889	$(825)	$11,034
Non-Agency RMBS	94,670	108	(384)	2,909	2,050	(3,294)	6,366	(5,635)	96,790
CMBS	5,137	25	50	363	—	(374)	1,077	—	6,278
CLOs	21,438	165	(1,151)	772	—	—	2,988	(6,990)	17,222
Asset-backed securities backed by consumer loans	24,108	(360)	(152)	95	4,610	(3,282)	—	—	25,019
Corporate debt securities	5,737	6	(345)	(1)	2,449	(3,765)	—	—	4,081
Corporate equity securities	1,469	—	(142)	464	—	—	—	—	1,791
Loans, at fair value:
Residential mortgage loans	583,252	(1,347)	2,089	2,257	103,844	(26,215)	—	—	663,880
Commercial mortgage loans	239,623	834	1,413	(2,018)	47,555	(27,373)	—	—	260,034
Consumer loans	192,115	(7,386)	(1,455)	857	16,626	(38,148)	—	—	162,609
Corporate loans	—	—	—	—	5,000	—	—	—	5,000
Investment in unconsolidated entities, at fair value	58,148	—	124	2,230	17,026	(7,852)	—	—	69,676
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	1,233	—	128	(143)	5	(133)	—	—	1,090
Total return swaps	—	—	17	87	—	(17)	—	—	87
Total assets, at fair value	$1,233,319	$(8,631)	$(258)	$8,221	$200,759	$(110,689)	$15,320	$(13,450)	$1,324,591
Liabilities:
Other secured borrowings, at fair value	$(282,124)	$—	$—	$(17)	$25,861	$(219,536)	$—	$—	$(475,816)
Total liabilities, at fair value	$(282,124)	$—	$—	$(17)	$25,861	$(219,536)	$—	$—	$(475,816)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended June 30, 2019. For Level 3 financial instruments held by the Company at June 30, 2019, change in net unrealized gain (loss) of $5.7 million, $3.8 million, $2.0 million, $(56) thousand, and $(17) thousand, for the three-month period ended June 30, 2019 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At June 30, 2019, the Company transferred $13.5 million of assets from Level 3 to Level 2 and $15.3 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

Six-Month Period Ended June 30, 2019

(In thousands)	Beginning Balance as of January 1, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of June 30, 2019
Assets:
Securities, at fair value:
Agency RMBS	$7,293	$(1,449)	$(1,075)	$642	$1,600	$(236)	$5,596	$(1,337)	$11,034
Non-Agency RMBS	91,291	195	(650)	2,358	17,595	(20,220)	11,308	(5,087)	96,790
CMBS	803	(23)	—	(7)	—	—	5,505	—	6,278
CLOs	14,915	(483)	(1,676)	1,660	831	—	1,975	—	17,222
Asset-backed securities backed by consumer loans	22,800	(969)	(665)	857	9,551	(6,555)	—	—	25,019
Corporate debt securities	6,318	22	(345)	(78)	2,832	(4,668)	—	—	4,081
Corporate equity securities	1,534	—	(142)	399	—	—	—	—	1,791
Loans, at fair value:
Residential mortgage loans	496,829	(2,274)	1,954	4,158	261,446	(98,233)	—	—	663,880
Commercial mortgage loans	195,301	1,139	1,414	(2,352)	96,412	(31,880)	—	—	260,034
Consumer loans	183,961	(15,958)	(3,510)	2,699	70,882	(75,465)	—	—	162,609
Corporate loan	—	—	—	—	5,000	—	—	—	5,000
Investment in unconsolidated entities, at fair value	72,298	276	1,684	2,190	30,454	(37,226)	—	—	69,676
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	1,472	—	403	(382)	8	(411)	—	—	1,090
Total return swaps	—	—	17	87	—	(17)	—	—	87
Total assets, at fair value	$1,094,815	$(19,524)	$(2,591)	$12,231	$496,611	$(274,911)	$24,384	$(6,424)	$1,324,591
Liabilities:
Other secured borrowings, at fair value	$(297,948)	$—	$—	$40	$41,628	$(219,536)	$—	$—	$(475,816)
Total liabilities, at fair value	$(297,948)	$—	$—	$40	$41,628	$(219,536)	$—	$—	$(475,816)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at June 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the six-month period ended June 30, 2019. For Level 3 financial instruments held by the Company at June 30, 2019, change in net unrealized gain (loss) of $6.1 million, $6.0 million, $(0.2) million, $(0.3) million, and $40 thousand, for the six-month period ended June 30, 2019 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, and other secured borrowings, at fair value, respectively.
At June 30, 2019, the Company transferred $6.4 million of assets from Level 3 to Level 2 and $24.4 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.

The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of June 30, 2019:

(In thousands)	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$42,671	$42,671
Restricted cash	175	175
Due from brokers	65,083	65,083
Reverse repurchase agreements	49,641	49,641
Liabilities:
Repurchase agreements	1,715,506	1,715,506
Other secured borrowings	101,925	101,925
Senior notes, net	85,166	85,166
Due to brokers	9,951	9,951
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

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following table details the Company's investment in securities as of June 30, 2019.

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	133,432	3,326	136,758	1,158	(503)	137,413	3.29%	2.56%	3.87
20-year fixed-rate mortgages	839	57	896	—	—	896	4.50%	3.03%	5.00
30-year fixed-rate mortgages	997,663	44,210	1,041,873	11,186	(5,057)	1,048,002	4.14%	3.29%	6.72
Adjustable rate mortgages	8,887	334	9,221	81	(111)	9,191	4.02%	3.06%	2.85
Reverse mortgages	109,314	8,157	117,471	1,334	(311)	118,494	4.50%	3.08%	6.74
Interest only securities	n/a	n/a	24,346	1,125	(566)	24,905	3.36%	7.90%	3.46
Non-Agency RMBS	281,461	(118,422)	163,039	19,690	(1,398)	181,331	3.78%	6.57%	4.84
CMBS	68,412	(37,571)	30,841	3,089	—	33,930	3.21%	9.59%	8.10
Non-Agency interest only securities	n/a	n/a	5,443	1,970	—	7,413	1.02%	21.44%	3.28
CLOs	n/a	n/a	77,992	697	(2,478)	76,211	3.14%	15.27%	5.61
ABS backed by consumer loans	30,892	(6,541)	24,351	978	(310)	25,019	14.61%	14.37%	1.15
Corporate debt	25,057	(20,938)	4,119	26	(64)	4,081	12.51%	17.63%	0.90
Corporate equity	n/a	n/a	1,445	347	(1)	1,791	n/a	n/a	n/a
Total Long	1,655,957	(127,388)	1,637,795	41,681	(10,799)	1,668,677	4.14%	4.55%	6.07
Short:
Corporate debt	(450)	(6)	(456)	—	(14)	(470)	5.42%	5.21%	5.39
U.S. Treasury securities	(37,900)	(492)	(38,392)	—	(582)	(38,974)	2.34%	2.19%	8.13
European sovereign bonds	(9,895)	239	(9,656)	—	(483)	(10,139)	0.75%	0.12%	2.08
Total Short	(48,245)	(259)	(48,504)	—	(1,079)	(49,583)	2.06%	1.80%	6.87
Total	1,607,712	(127,647)	1,589,291	41,681	(11,878)	1,619,094	4.21%	4.47%	6.05

(1)	Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.

(2)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The following table details weighted average life of the Company's Agency RMBS as of June 30, 2019.

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	52,440	51,998	4.86%	8,248	8,047	3.27%
Greater than three years less than seven years	597,007	594,329	4.13%	16,657	16,299	3.41%
Greater than seven years less than eleven years	664,549	659,892	3.97%	—	—	—%
Total	1,313,996	1,306,219	4.08%	24,905	24,346	3.36%

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

(2)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of June 30, 2019.

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	81,826	66,955	2.59%	3,625	2,062	0.12%	32,566	31,927	12.98%
Greater than three years less than seven years	63,052	61,152	5.43%	3,788	3,381	1.57%	71,122	73,126	3.25%
Greater than seven years less then eleven years	49,899	45,239	3.95%	—	—	—%	—	—	—%
Greater than eleven years	20,484	20,534	1.50%	—	—	—%	1,623	1,409	—%
Total	215,261	193,880	3.69%	7,413	5,443	1.02%	105,311	106,462	6.12%

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

(2)	Other Securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.

(3)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details the components of interest income by security type for the three- and six-month periods ended June 30, 2019:

(In thousands)	Three-Month Period Ended June 30, 2019			Six-Month Period Ended June 30, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	14,466	(4,965)	9,501	26,656	(9,593)	17,063
Non-Agency RMBS and CMBS	3,282	689	3,971	7,131	1,236	8,367
CLOs	3,666	(576)	3,090	7,910	(511)	7,399
Other securities(1)	1,443	(355)	1,088	3,036	(917)	2,119
Total	22,857	(5,207)	17,650	44,733	(9,785)	34,948

(1)	Other securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.
For the three- and six-month periods ended June 30, 2019 the Catch-Up Premium Amortization Adjustment was $(0.9) million and $(1.4) million, respectively.

The following table presents proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and six-month periods ended June 30, 2019.

(In thousands)	Three-Month Period Ended June 30, 2019				Six-Month Period Ended June 30, 2019
Security Type	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)	Proceeds	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
Agency RMBS	259,207	1,872	(1,565)	307	387,511	2,578	(3,238)	(660)
Non-Agency RMBS and CMBS	19,139	825	(1,536)	(711)	148,684	2,092	(4,975)	(2,883)
CLOs	11,275	54	(3,109)	(3,055)	56,097	152	(4,002)	(3,850)
Other securities(1)	76,440	127	(808)	(681)	479,428	744	(1,851)	(1,107)
Total	366,061	2,878	(7,018)	(4,140)	1,071,720	5,566	(14,066)	(8,500)

(1)	Other securities includes asset-backed securities, backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following table presents the fair value and gross unrealized losses of our long securities by length of time that such securities have been in an unrealized loss position at June 30, 2019.

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	79,449	(637)	312,905	(5,911)	392,354	(6,548)
Non-Agency RMBS and CMBS	42,088	(604)	54,549	(794)	96,637	(1,398)
CLOs	42,086	(2,172)	5,161	(306)	47,247	(2,478)
Other securities(1)	6,157	(145)	2,027	(230)	8,184	(375)
Total	169,780	(3,558)	374,642	(7,241)	544,422	(10,799)

(1)	Other securities includes asset-backed securities, backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. For the three- and six-month periods ended June 30, 2019, the Company recognized an impairment charge of $4.7 million and $6.0 million, respectively, on the cost basis of its securities, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. For each of the remaining securities in a loss position at June 30, 2019, the unrealized loss is due to market conditions and not to a change in the credit quality of the securities. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the issuing government agency or government-sponsored enterprise, but rather are due to changes in interest rates and prepayment expectations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer loans, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of June 30, 2019:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Residential mortgage loans	$652,119	$663,880
Commercial mortgage loans	285,169	260,034
Consumer loans	157,774	162,609
Corporate loans	5,000	5,000
Total	$1,100,062	$1,091,523

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
The following table provides details, by accrual status, for loans that are 90 days or more past due as of June 30, 2019:

(In thousands)	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$20,984	$18,895
Commercial mortgage loans	77,276	53,324
Consumer loans	1,915	1,893
Residential Mortgage Loans
The table below details certain information regarding the Company's residential mortgage loans as of June 30, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$652,119	$5,258	$657,377	$7,681	$(1,178)	$663,880	6.49%	5.12%	5.48

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

(2)	Includes $503.1 million of non-QM loans that have been securitized and are held in consolidated securitization trusts; see Note 10.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as of June 30, 2019:

Property Location by State	Percentage of Total Outstanding Unpaid Principal Balance
California	48.8%
Florida	12.9%
Texas	12.6%
Colorado	3.8%
Arizona	3.0%
Oregon	2.3%
Nevada	1.9%
New York	1.8%
Utah	1.8%
Washington	1.8%
Maryland	1.2%
Illinois	1.0%
Other	7.1%
100.0%

The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of June 30, 2019.

(In thousands)	Unpaid Principal Balance	Fair Value
Re-performing	$15,923	$13,866
Non-performing	18,641	16,996
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. For the three- and six-month periods ended June 30, 2019, the Company recognized an impairment charge of $0.3 million and $0.4 million, respectively, on the cost basis of its residential mortgage loans, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. The impairment charge recognized for the three-month period ended June 30, 2019, where the fair value of the residential mortgage loans was less than their carrying amount, related to residential mortgage loans with an aggregate unpaid principal balance of $5.4 million and fair value of $4.6 million.
As of June 30, 2019, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $8.4 million.
Commercial Mortgage Loans
The table below details certain information regarding the Company's commercial mortgage loans as of June 30, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans	$285,169	$(25,057)	$260,112	$479	$(557)	$260,034	8.72%	9.98%	1.05

(1)	Excludes commercial mortgage loans, held at par in non-accrual status, with a fair value of $25.7 million.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as of June 30, 2019:

Property Location by State	Percentage of Total Outstanding Unpaid Principal Balance
Florida	19.7%
Connecticut	16.6%
New York	15.7%
New Jersey	13.0%
North Carolina	6.8%
Virginia	6.6%
Massachusetts	4.6%
Arizona	3.7%
Kentucky	3.5%
Indiana	2.1%
Pennsylvania	1.6%
Nevada	1.4%
Tennessee	1.4%
Louisiana	1.3%
Georgia	1.0%
Other	1.0%
100.0%

As of June 30, 2019, the Company had seven non-performing commercial mortgage loans with an unpaid principal balance and fair value of $77.3 million and $53.3 million, respectively. The Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis.
As of June 30, 2019, the Company did not have any commercial mortgage loans that were in the process of foreclosure.
Consumer Loans
The table below details certain information regarding the Company's consumer loans as of June 30, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Life (Years)(1)	Delinquency (Days)
Consumer loans	$157,774	$2,947	$160,721	$2,520	$(632)	$162,609	0.76	4

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below provides details on the delinquency status of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of June 30, 2019:

Days Past Due	Delinquency Status(1)
Current	95.3%
30-59 Days	2.0%
60-89 Days	1.5%
90-119 Days	1.2%
100.0%

(1)	As a percentage of total unpaid principal balance.
As described in Note 2, the Company evaluates the cost basis of its pools of consumer loans for impairments on at least a quarterly basis. For the three- and six-month period ended June 30, 2019, the Company recognized an impairment charge of $1.4 million and $3.5 million, respectively, on the cost basis of its consumer loan pools, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. The impairment charge recognized for the three-month period ended June 30, 2019, where the fair value of the consumer loan pools was less than their carrying amount, related to consumer loan pools with an aggregate unpaid principal balance of $62.8 million and fair value of $64.7 million.
Corporate Loans
As of June 30, 2019, the Company held a $5.0 million corporate loan with an interest rate of 15% per annum and a maturity date in May 2020. The borrower is a mortgage originator in which the Company also holds an equity investment. See Note 13 for additional details.
6. Investments in Unconsolidated Entities
As of June 30, 2019 the Company had various equity investments in entities where the Company has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of June 30, 2019, the Company's investments in unconsolidated entities had an aggregate fair value of $69.7 million, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three- and six-month periods ended June 30, 2019 the Company recognized $2.4 million and $4.2 million, respectively, in Earnings from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of June 30, 2019, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $33.5 million.

The following table provides details about the Company's investments in unconsolidated entities as of June 30, 2019:

Investment in Unconsolidated Entity	Form of Investment	Percentage Ownership of Unconsolidated Entity
Longbridge Financial, LLC(1)	Preferred shares	49.7%
LendSure Mortgage Corp.(1)	Common shares	45.0%
Jepson Holdings Limited(1)(2)	Membership Interest	30.1%
Elizon AFG 2018-1 LLC(1)(2)	Membership Interest	12.8%
Elizon DB 2015-1 LLC(1)(2)	Membership Interest	4.7%
Other	Various	9.9%–55.0%

(1)	See Note 13 for additional details on the Company's related party transactions.

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

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following table details activity in the Company's carrying value of REO for the three- and six-month periods ended June 30, 2019.

	Three-Month Period Ended June 30, 2019		Six-Month Period Ended June 30, 2019
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (3/31/2019 and 1/1/2019, respectively)	21	$31,003	20	$30,778
Transfers from mortgage loans	2	17,414	4	17,713
Capital expenditures and other adjustments to cost		—		240
Adjustments to record at the lower of cost or fair value		(13)		(263)
Disposals	(3)	(783)	(4)	(847)
Ending Balance (6/30/2019)	20	$47,621	20	$47,621
During the three-month period ended June 30, 2019, the Company sold three REO properties, realizing a net gain (loss) of approximately $98 thousand. During the six-month period ended June 30, 2019, the Company sold four REO properties, realizing a net gain (loss) of approximately $40 thousand. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of June 30, 2019 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. As of June 30, 2019, the Company had REO measured at fair value on a non-recurring basis of $20.2 million.

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
The following table details the fair value of the Company's holdings of financial derivatives as of June 30, 2019:

June 30, 2019
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$121
TBA securities sale contracts	19
Fixed payer interest rate swaps	31
Fixed receiver interest rate swaps	1,403
Credit default swaps on asset-backed securities	1,090
Credit default swaps on asset-backed indices	2,164
Credit default swaps on corporate bonds	521
Credit default swaps on corporate bond indices	5,714
Total return swaps	87
Total financial derivatives–assets, at fair value	$11,150
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	$(2,443)
Fixed payer interest rate swaps	(7,658)
Credit default swaps on asset-backed indices	(202)
Credit default swaps on corporate bonds	(686)
Credit default swaps on corporate bond indices	(14,113)
Total return swaps	(58)
Futures	(2,380)
Forwards	(265)
Total financial derivatives–liabilities, at fair value	$(27,805)
Total	$(16,655)

Interest Rate Swaps
The following table provides information about the Company's fixed payer interest rate swaps as of June 30, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2020	$68,607	$(69)	1.74%	2.38%	0.75
2021	124,050	(576)	2.03	2.03	1.93
2023	101,012	(1,124)	2.06	2.48	3.79
2024	2,900	(274)	2.60	2.60	4.51
2026	1,512	(53)	2.28	2.31	6.75
2028	32,942	(1,493)	2.40	2.41	8.84
2029	44,494	(2,904)	2.64	2.55	9.60
2030	685	(26)	2.38	2.52	11.40
2049	7,020	(1,108)	2.89	2.60	29.53
Total	$383,222	$(7,627)	2.11%	2.32%	4.25
The following table provides information about the Company's fixed receiver interest rate swaps as of June 30, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2022	$53,974	$354	2.52%	1.85%	2.67
2023	48,657	677	2.39	2.00	3.76
2024	11,342	372	2.60	2.33	4.73
Total	$113,973	$1,403	2.47%	1.96%	3.34

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of June 30, 2019:

Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)
	(In thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$794	$9	23.58
Credit default swaps on corporate bonds	430	2	0.98
Credit default swaps on corporate bond indices	140,543	5,714	3.08
Short:
Credit default swaps on asset-backed securities	(2,775)	1,090	16.15
Credit default swaps on asset-backed indices	(24,492)	2,155	37.01
Credit default swaps on corporate bonds	(3,033)	519	1.74
Liability:
Long:
Credit default swaps on asset-backed indices	376	(164)	29.89
Credit default swaps on corporate bonds	2,980	(501)	1.72
Short:
Credit default swaps on asset-backed indices	(2,500)	(38)	38.33
Credit default swaps on corporate bonds	(10,245)	(185)	0.70
Credit default swaps on corporate bond indices	(238,213)	(14,113)	2.77
	$(136,135)	$(5,512)	9.19

(1)	Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's short positions in futures as of June 30, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)
U.S. Treasury futures	$(111,200)	$(2,218)	2.83
Eurodollar futures	(28,000)	(82)	7.15
Currency futures	(12,653)	(80)	2.60
Total	$(151,853)	$(2,380)	3.61
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

As of June 30, 2019, the Company had outstanding TBA purchase and sale contracts as follows:

TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$107,101	$110,827	$110,948	$121
	107,101	110,827	110,948	121
Sale contracts:
Assets	(7,100)	(7,278)	(7,259)	19
Liabilities	(653,238)	(674,925)	(677,368)	(2,443)
	(660,338)	(682,203)	(684,627)	(2,424)
Total TBA securities, net	$(553,237)	$(571,376)	$(573,679)	$(2,303)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis, and is reported in Financial derivatives-assets, at fair value and Financial derivatives-liabilities, at fair value on the Condensed Consolidated Balance Sheet.

Gains and losses on the Company's derivative contracts for the three-month period ended June 30, 2019 are summarized in the table below:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$52	$(2,609)	$(2,557)	$45	$(3,545)	$(3,500)
Credit default swaps on asset-backed securities	Credit		129	129		(143)	(143)
Credit default swaps on asset-backed indices	Credit		(239)	(239)		(203)	(203)
Credit default swaps on corporate bond indices	Credit		(761)	(761)		471	471
Credit default swaps on corporate bonds	Credit		(80)	(80)		77	77
Total return swaps	Equity Market/Credit		1	1		(94)	(94)
TBAs	Interest Rate		(5,681)	(5,681)		241	241
Futures	Interest Rate/Currency		(2,381)	(2,381)		(1,226)	(1,226)
Forwards	Currency		657	657		(574)	(574)
Options	Interest Rate		(2)	(2)		1	1
Total		$52	$(10,966)	$(10,914)	$45	$(4,995)	$(4,950)

(1)
Includes gain/(loss) on foreign currency transactions on financial derivatives in the amount of $6 thousand for the three-month period ended June 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $(29) thousand for the three-month period ended June 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

Gains and losses on the Company's derivative contracts for the six-month period ended June 30, 2019 are summarized in the table below:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$770	$(1,151)	$(381)	$(231)	$(9,317)	$(9,548)
Credit default swaps on asset-backed securities	Credit		403	403		(382)	(382)
Credit default swaps on asset-backed indices	Credit		(984)	(984)		(751)	(751)
Credit default swaps on corporate bond indices	Credit		(3,274)	(3,274)		(1,936)	(1,936)
Credit default swaps on corporate bonds	Credit		(505)	(505)		842	842
Total return swaps	Equity Market/Credit		(1,297)	(1,297)		35	35
TBAs	Interest Rate		(12,115)	(12,115)		2,139	2,139
Futures	Interest Rate/Currency		(4,814)	(4,814)		(867)	(867)
Forwards	Currency		543	543		(151)	(151)
Options	Interest Rate		(35)	(35)		1	1
Total		$770	$(23,229)	$(22,459)	$(231)	$(10,387)	$(10,618)

(1)
Includes gain/(loss) on foreign currency transactions on financial derivatives in the amount of $31 thousand for the six-month period ended June 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $(8) thousand for the six-month period ended June 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the six-month period ended June 30, 2019:

Derivative Type	Six-Month Period Ended June 30, 2019
(In thousands)
Interest rate swaps	$774,539
TBAs	1,201,858
Credit default swaps	409,549
Total return swaps	38,507
Futures	239,826
Options	36,818
Forwards	35,530
Warrants	2,281
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of June 30, 2019, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at June 30, 2019 are summarized below:

Credit Derivatives	June 30, 2019
(In thousands)
Fair Value of Written Credit Derivatives, Net	$5,060
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(2,663)
Notional Value of Written Credit Derivatives (2)	145,123
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	88,825

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at June 30, 2019, implied credit spreads on such contracts ranged between 26.2 and 460.6 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.6) million as of June 30, 2019. Estimated points up front on these contracts as of June 30, 2019 ranged between 48.5 and 82.3 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at June 30, 2019 were $(3.6) million.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of June 30, 2019.

(In thousands)	June 30, 2019(1)
Assets
Cash and cash equivalents	$5,214
Restricted cash	175
Loans, at fair value	1,078,023
Investments in unconsolidated entities, at fair value	6,413
Real estate owned	47,621
Due from brokers	190
Investment related receivables	26,928
Other assets	2,027
Total Assets	$1,166,591
Liabilities
Repurchase agreements	$270,817
Investment related payables	271
Other secured borrowings	101,925
Other secured borrowings, at fair value	475,816
Accounts payable and accrued expenses	1,378
Interest payable	1,391
Other liabilities	262
Total Liabilities	851,860
Total Stockholders' Equity	298,080
Non-controlling interests	16,651
Total Equity	314,731
Total Liabilities and Equity	$1,166,591

(1)	See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.
10. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87.0 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. Subsequently, at the direction of the Company and the co-participant, the Acquiror sold the subordinated notes to a third party; such sales occurred prior to January 1, 2019. As of June 30, 2019, the Company's total interest in the Acquiror was approximately 49.3%. The Company's interest in the Acquiror, for which the Company has elected the FVO, is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
The Issuer and the Aquiror are each deemed to be a VIE. The Company has evaluated its interest in the Issuer under ASC 810, and while the Company retains credit risk in the securitization trust through its beneficial ownership of most of the subordinated interests of the securitization trust, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. As a result the Company determined that neither the Company nor the Aquiror is the primary beneficiary of the Issuer, and therefore the Company has not consolidated the Issuer. Additionally, the Company evaluated its interest in the Aquiror and determined that is does not have the power to direct the activities of the Aquiror that most significantly impact the Aquiror's economic performance. As a result, the Company determined that it is not the primary beneficiary of the Aquiror, and therefore the Company has not consolidated the Aquiror. The maximum amount at risk related to the Company's investment in the Aquiror is limited to the fair value of such investment, which was $2.7 million as of June 30, 2019.
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

The following table details the Company's investments in notes issued by the Ellington-sponsored CLO Securitizations:

Securitization Transaction	CLO Issuer(1)	CLO Pricing Date	CLO Closing Date	Total Face Amount of Notes Issued	Face Amount of Notes Initially Purchased		Aggregate Purchase Price of Notes Initially Purchased	Fair Value of Notes Held as of June 30, 2019

				(In thousands)
CLO I Securitization	CLO I Issuer	8/18	8/18	$461,840	$36,579	(2)	$25,622	$16,090	(3)
CLO II Securitization	CLO II Issuer	12/17	1/18	452,800	18,223	(4)	16,621	13,871	(3)
CLO III Securitization	CLO III Issuer	6/18	7/18	407,100	35,480	(4)	32,394	15,941	(5)
CLO IV Securitization	CLO IV Issuer	2/19	3/19	478,488	12,700	(4)	10,618	10,110	(5)

(1)	The Company is not deemed to be the primary beneficiary of the CLO Issuers, which are deemed to be VIEs, as discussed above.

(2)	The Company purchased secured and unsecured subordinated notes.

(3)	Includes secured and unsecured subordinated notes.

(4)	The Company purchased secured senior and secured and unsecured subordinated notes.

(5)	Includes secured senior and secured and unsecured subordinated notes.
See Note 13 for further details on the Company's participation in CLO transactions.
Residential Mortgage Loan Securitizations
Since November 2017, the Company, through certain wholly owned subsidiaries (each, a "Sponsor"), has sponsored three securitizations of non-QM loans. In each case, the applicable Sponsor transferred a pool of non-QM loans (each, a Collateral Pool") to a wholly owned entity (each, a "Depositor") and on the closing date such loans were deposited into newly created securitization trusts (collectively, the "Issuing Entities"). Pursuant to the securitizations, the Issuing Entities issued various classes of mortgage pass-through certificates (the "Certificates") which are backed by the cash flows from the underlying non-QM loans.
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets (the "Risk Retention Rules"). In order to comply with the Risk Retention Rules, in each securitization, the applicable Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates. The applicable Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties.
Notwithstanding that the Certificates carry final scheduled distribution dates of October 25, 2047 or later, the applicable Depositor may, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the two year anniversary of the closing date of the applicable securitization or (2) the date on which the aggregate unpaid principal balance of the applicable Collateral Pool has declined below 30% of the aggregate unpaid principal balance of the applicable Collateral Pool as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. In light of these Optional Redemption rights held by the Depositor, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860-10.
In the event that certain breaches of representations or warranties are discovered with respect to any underlying non-QM loans, the Company could be required to repurchase or replace such loans.
Each Sponsor also serves as the servicing administrator of its respective securitization, for which it is entitled to receive a monthly fee equal to one-twelfth of the product of (a) 0.03% and (b) the unpaid principal balance of the underlying non-QM loans as of the first day of the related due period. Each Sponsor in its role as servicing administrator provides direction and consent for certain loss mitigation activities to the third-party servicer of the underlying non-QM loans. In certain circumstances, the servicing administrator will be required to reimburse the servicer for principal and interest advances and servicing advances made by the servicer.
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
The following table details the Company's consolidated residential mortgage loan securitizations:

Issuing Entity	Closing Date	Principal Balance of Loans Transferred to the Depositor	Total Face Amount of Certificates Issued
		(In thousands)
Ellington Financial Mortgage Trust 2017-1	11/17	$141,233	$141,233	(1)
Ellington Financial Mortgage Trust 2018-1	11/18	232,518	232,518	(2)
Ellington Financial Mortgage Trust 2019-1	6/19	226,913	226,913	(3)

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

(3)
In order to comply with the Risk Retention Rules, the Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates, with an aggregate value equal to 6.1% of the fair value of all Certificates issued. The Sponsor also purchased, for an aggregate purchase price of $1.2 million, the Certificates entitled to excess servicing fees, while the remaining classes of Certificates were purchased by unrelated third parties.

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of June 30, 2019:

(In thousands)	June 30, 2019
Assets:
Loans, at fair value	$503,090
Investment related receivables	6,026
Liabilities:
Interest payable	91
Other secured borrowings, at fair value	475,816
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of June 30, 2019, the Company's total secured borrowings were $2.293 billion.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 24 counterparties as of June 30, 2019.
As of June 30, 2019 remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 874 days. Interest rates on the Company's open repurchase agreements ranged from 0.24% to 5.60% as of June 30, 2019.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS, credit assets (which include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), and U.S. Treasury securities, by remaining maturity as of June 30, 2019:

(In thousands)	June 30, 2019
		Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$283,477	2.64%	19
31-60 Days	441,099	2.62%	48
61-90 Days	386,366	2.57%	76
91-120 Days	102,410	2.60%	103
121-150 Days	27,374	2.59%	137
Total Agency RMBS	1,240,726	2.61%	57
Credit:
30 Days or Less	142	4.57%	1
31-60 Days	107,370	3.52%	50
61-90 Days	80,450	3.60%	77
91-120 Days	100,032	4.56%	117
121-150 Days	612	3.92%	150
151-180 Days	9,118	4.32%	168
181-360 Days	89,488	4.60%	205
> 360 Days	86,881	5.09%	848
Total Credit Assets	474,093	4.26%	246
U.S. Treasury Securities:
30 Days or Less	687	3.10%	1
Total U.S. Treasury Securities	687	3.10%	1
Total	$1,715,506	3.06%	109
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of June 30, 2019, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $2.013 billion. Collateral transferred under outstanding borrowings under repurchase agreements as of June 30, 2019 include investments in the amount of $36.3 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $16.2 million and additional securities with a fair value of $0.2 million as of June 30, 2019 to its counterparties.
As of June 30, 2019, there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.
Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a two-year term ending in February 2021. The facility accrues interest on a floating-rate basis. As of June 30, 2019, the Company had outstanding borrowings under this facility in the amount of $14.3 million which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet, and the effective interest rate, inclusive of related deferred financing costs, was 4.56%. As of June 30, 2019, the fair value of unsecured loans collateralizing this borrowing was $21.1 million.
In December 2017, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2019 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of June 30, 2019, the Company had outstanding borrowings under this facility in the amount of $87.7 million, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet, and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.49%. As of June 30, 2019, the fair value of unsecured loans collateralizing this borrowing was $125.8 million.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of June 30, 2019, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $475.8 million, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.76% as of June 30, 2019. As of June 30, 2019, the fair value of non-QM loans held in the consolidated securitization trusts was $503.1 million.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of unsecured senior notes (the "Old Senior Notes"). The total net proceeds to the Company from the issuance of the Old Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Old Senior Notes had an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Old Senior Notes. On February 13, 2019, in connection with the REIT Election, the Company exchanged all $86.0 million in principal amount of the Old Senior Notes for new unsecured long-term debt jointly and severally co-issued by certain of its consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of June 30, 2019, the Company was in compliance with all of its covenants.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of June 30, 2019:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
2019	$1,539,137	$161,059	$—	$1,700,196
2020	93,995	283,639	—	377,634
2021	82,374	153,089	—	235,463
2022	—	—	86,000	86,000
2023	—	—	—	—
Total	$1,715,506	$597,787	$86,000	2,399,293

(1)	Reflects the Company's contractual principal repayment dates.

(2)	Reflects the Company's expected principal repayment dates.
12. Income Taxes
The Company intends to qualify and will elect to be taxed as a REIT beginning with its taxable year ending December 31, 2019. A REIT is generally not subject to U.S. federal, state, and local income tax on that portion of its income that is distributed to its owners if it distributes at least 90% of its REIT taxable income within the prescribed timeframes, determined without regard to the deduction for dividends paid and excluding any net capital gains. The Company intends to operate in a manner which will allow it to qualify as a REIT. Accordingly, the Company does not believe that it will be subject to U.S. federal, state, and local income tax on the portion of its net taxable income that is distributed to its stockholders as long as certain asset, income, and share ownership tests are met.
Certain foreign and domestic subsidiaries of the Company have elected to be treated as TRSs and therefore are taxed as corporations for U.S. federal, state, and local income tax purposes. To the extent that those entities incur U.S. federal, state, or local income taxes, such taxes are recorded in the Company's condensed consolidated financial statements.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three- and six-month periods ended June 30, 2019, the Company accrued income tax expense of $0.4 million.
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
Summary information—For the three-month period ended June 30, 2019, the total base management fee incurred was $1.7 million, consisting of $2.2 million of total gross base management fee incurred, less $0.5 million of management fee rebates. For the six-month period ended June 30, 2019, the total base management fee incurred was $3.4 million, consisting of

$4.4 million of total gross base management fee incurred, less $1.0 million of management fee rebates. See "—Participation in CLO Transactions below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of June 30, 2019, there was no Loss Carryforward.
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
Summary information—The Company did not accrue an incentive fee for either of the three- or six-month periods ended June 30, 2019, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the six-month period ended June 30, 2019, the Company reimbursed the Manager $6.0 million for previously incurred operating and compensation expenses. As of June 30, 2019, the outstanding payable to the Manager for operating and compensation expenses was $2.0 million, which are included in Accrued expenses on the Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of June 30, 2019, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of June 30, 2019, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $24.3 million as of June 30, 2019.
In May 2019 the Company entered into a note purchase agreement whereby it agreed to lend up to $5.0 million to a mortgage originator in which the Company also holds an equity investment. The note carries an interest rate of 15% per annum on the outstanding balance and has a maturity date in May 2020. As of June 30, 2019, the outstanding balance on the note was $5.0 million and is classified as Corporate loans and included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the six-month period ended June 30, 2019, the Company purchased loans under these agreements with an aggregate principal balance of $51.5 million. As of June 30, 2019, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $133.3 million in principal balance.

The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $160.5 million as of June 30, 2019.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by another related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $162.0 million as of June 30, 2019.
The Company is a co-investor in certain small balance commercial mortgage loans and REO with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of June 30, 2019, the aggregate fair value of the small balance commercial loans was $8.9 million and the carrying value of the REO was $17.0 million. The non-controlling interests held by the unrelated third party and the Ellington affiliates were $1.5 million and $4.2 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan. As of June 30, 2019, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $18.0 million. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party’s Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes. Certain of the New Securitization Notes were distributed to the Company and its affiliates on a pro rata basis. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of June 30, 2019, the Company’s equity investment in Jepson Holdings Limited had a fair value of $1.8 million. The Company's investment in the New Securitization Notes had a fair value of $4.9 million as of June 30, 2019 and is included in Securities, at fair value on the Condensed Consolidated Balance Sheet. See Note 6 for additional details on this equity investment.
Participation in Multi-Borrower Financing Facilities
The Company is a co-participant with certain other entities managed by Ellington or its affiliates (the "Affiliated Entities") in various entities (each, a "Joint Entity"), which were formed in order to facilitate the financing of small balance commercial mortgage loans, residential mortgage loans, and REO (collectively, the "Mortgage Loan and REO Assets"), through repurchase agreements. Each Joint Entity has a master repurchase agreement with a particular financing counterparty.
In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of June 30, 2019, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $333.6 million. The Company's segregated portion of this debt as of June 30, 2019, was $182.7 million, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of June 30, 2019, no party to any of the repurchase agreements was in default.
Each of the Joint Entities has been determined to be a VIE. The Company has evaluated each of these VIEs and determined that it continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. Such Mortgage Loan and REO Assets and the related debt are segregated for the Company and each of the Affiliated Entities. On account of the segregation of each of the co-participant's assets and liabilities within each of the Joint Entities, as well as the retention by each co-participant of control over its specific Mortgage Loan and REO Assets within the Joint Entities, the Company has determined that it is the primary beneficiary of, and has consolidated its segregated portion of assets and liabilities within, each of the Joint Entities. See Note 9 and Note 11 for additional information.
Participation in CLO Transactions
As discussed in Note 10, the Company participated in a number of CLO securitization transactions, all managed by the CLO Manager.
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-and six-month periods ended June 30, 2019, the amount of such management fee rebates was $0.5 million and $1.0 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of June 30, 2019, the Company's investments in such warehouse facilities was $10.9 million, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three- and six-month periods ended June 30, 2019 was $0.1 million and $0.2 million, respectively.

The below table details unvested OP LTIP Units as of June 30, 2019:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	14,440	September 12, 2018	September 11, 2019
Partially dedicated employees:
	8,692	December 11, 2018	December 11, 2019
	8,691	December 11, 2018	December 11, 2020
	5,886	December 12, 2017	December 12, 2019
Total unvested OP LTIP Units at June 30, 2019	37,709

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of OP LTIP Units for the three- and six-month periods ended June 30, 2019:

	Three-Month Period Ended June 30, 2019			Six-Month Period Ended June 30, 2019
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (3/31/2019 and 1/1/19, respectively)	375,000	146,371	521,371	375,000	146,371	521,371
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
OP LTIP Units Outstanding (6/30/19)	375,000	146,371	521,371	375,000	146,371	521,371
OP LTIP Units Unvested and Outstanding (6/30/19)	—	37,709	37,709	—	37,709	37,709
OP LTIP Units Vested and Outstanding (6/30/19)	375,000	108,662	483,662	375,000	108,662	483,662
As of June 30, 2019, there were an aggregate of 1,874,223 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
15. Non-controlling Interests
Operating Partnership
Non-controlling interests include the Convertible Non-controlling Interests in the Operating Partnership owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties. On December 31, 2018, the Company redeemed 503,988 outstanding long term incentive plan units of the Company and exchanged them on a one-for-one basis for OP LTIP Units. Income allocated to Convertible Non-controlling Interests is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all shares of common stock of the Company and Convertible Non-controlling Interests outstanding during the quarter. Holders of Convertible Non-controlling Interests are entitled to receive the same distributions that holders of shares of common stock of the Company receive. Convertible Non-controlling Interests are non-voting with respect to matters as to which holders of common stock of the Company are entitled to vote. As June 30, 2019, the Convertible Non-controlling Interests consisted of the outstanding 521,371 OP LTIP Units and 212,000 OP Units, and represented an interest of approximately 2.4% in the Operating Partnership. As of June 30, 2019, non-controlling interests related to the outstanding 521,371 OP LTIP Units and the outstanding 212,000 OP Units was $13.9 million.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. The subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. These joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. These joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of June 30, 2019, these joint venture partners' interests in subsidiaries of the Company were $16.7 million.
These joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are these joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Common Stock Capitalization
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of June 30, 2019, there were 29,745,776 shares of common stock outstanding.
During the three- and six-month periods ended June 30, 2019, the Board of Directors authorized dividends totaling $0.42 and $0.97, respectively, per share. Total dividends declared during the three- and six-month period ended June 30, 2019 were $12.8 million and $29.6 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and six-month period ended June 30, 2019:

	Three-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2019
Shares of Common Stock Outstanding (3/31/2019 and 1/1/19, respectively)	29,745,776	29,796,601
Share Activity:
Shares of common stock repurchased	—	(50,825)
Director OP LTIP Units exercised	—	—
Shares of Common Stock Outstanding (6/30/19)	29,745,776	29,745,776
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of June 30, 2019, the Company's issued and outstanding shares of common stock would increase to 30,479,147 shares.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended June 30, 2019 the Company did not repurchase any shares. During the six-month period ended June 30, 2019, the Company repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through June 30, 2019, the Company repurchased 411,915 shares at an average price per share of $15.34 and a total cost of $6.3 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2019
(In thousands except share amounts)
Net income (loss) attributable to common stockholders	$12,644	$28,052
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	312	692
Net income (loss) related to common stockholders and Convertible Non-controlling Interests	12,956	28,744
Dividends Paid:
Common stockholders	(12,493)	(28,853)
Convertible Non-controlling Interests	(308)	(712)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(12,801)	(29,565)
Undistributed (Distributed in excess of) earnings:
Common stockholders	151	(801)
Convertible Non-controlling Interests	4	(20)
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	155	(821)
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	29,745,776	29,746,652
Weighted average Convertible Non-controlling Interest Units outstanding	733,371	733,371
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	30,479,147	30,480,023
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.42	$0.97
Undistributed (Distributed in excess of)	0.01	(0.03)
	$0.43	$0.94
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.42	$0.97
Undistributed (Distributed in excess of)	0.01	(0.03)
	$0.43	$0.94

(1)
For the three- and six- month periods ended June 30, 2019, excludes net income (loss) of $0.7 million and $1.4 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.

18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of June 30, 2019, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.

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
The following table presents information about certain assets and liabilities representing financial instruments as of June 30, 2019. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
June 30, 2019:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$11,150	$(7,170)	$—	$(1,217)	$2,763
Reverse repurchase agreements	49,641	(49,641)	—	—	—
Liabilities
Financial derivatives–liabilities	(27,805)	7,170	—	16,372	(4,263)
Repurchase agreements	(1,715,506)	49,641	1,649,709	16,156	—

(1)	In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of June 30, 2019 was $2.01 billion. As of June 30, 2019, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $2.0 million and $17.2 million, respectively.

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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of June 30, 2019.

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$42,671	10	70.7%
Collateral on repurchase agreements held by dealers(2)	2,029,073	24	15.0%
Due from brokers	65,083	21	26.5%
Receivable for securities sold(3)	38,705	5	40.6%

(1)	Each counterparty is a large creditworthy financial institution.

(2)	Includes securities and loans as well as cash posted as collateral for repurchase agreements.

(3)	Included in Investment related receivables on the Condensed Consolidated Balance Sheet.

21. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of June 30, 2019 the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $1.8 million as of June 30, 2019.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of June 30, 2019 the mortgage loan originator had $15.8 million of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Other Liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2019, the estimated fair value of such guarantees was insignificant.
22. Subsequent Events
On July 8, 2019, the Board of Directors approved a dividend in the amount of $0.14 per share payable on August 26, 2019 to stockholders of record as of July 31, 2019.
On July 22, 2019, the Company completed a follow-on offering of 3.5 million shares of its common stock, which generated net proceeds, after underwriters' discount and offering costs, of $60.7 million. On July 25, 2019, the Company issued an additional 525,000 shares of its common stock in connection with the exercise of the underwriters' option granted in the initial offering. The exercise of the underwriters' option resulted in net proceeds to the Company of an additional $9.1 million, after underwriters' discount and offering costs.
On August 7, 2019, the Board of Directors approved a dividend in the amount of $0.14 per share payable on September 25, 2019 to stockholders of record as of August 30, 2019.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2018
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income(1)	$31,941	$60,033
Other income	1,094	1,811
Total investment income	33,035	61,844
EXPENSES
Base management fee to affiliate (Net of fee rebates of $252 and $527, respectively)(2)	2,021	4,000
Incentive fee to affiliate	291	291
Interest expense(1)	13,383	24,946
Other investment related expenses
Servicing expense	1,774	3,230
Other	1,997	3,493
Professional fees	857	1,504
Administration fees	184	363
Compensation expense	657	1,167
Insurance expense	120	246
Directors' fees and expenses	67	139
Share-based long term incentive plan unit expense	99	192
Other expenses	594	1,039
Total expenses	22,044	40,610
NET INVESTMENT INCOME	10,991	21,234
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	(388)	12,196
Financial derivatives, excluding currency hedges	(3,632)	(2,730)
Financial derivatives—currency hedges	3,787	1,584
Foreign currency transactions	(1,110)	658
	(1,343)	11,708
Change in net unrealized gain (loss) on:
Investments	7,457	605
Other secured borrowings	414	1,198
Financial derivatives, excluding currency hedges	6,553	9,749
Financial derivatives—currency hedges	76	877
Foreign currency translation	(1,964)	(1,863)
	12,536	10,566
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	11,193	22,274

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2018
	Expressed in U.S. Dollars
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$22,184	$43,508
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	991	1,276
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$21,193	$42,232
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.69	$1.36
CASH DIVIDENDS PER SHARE:
Dividends declared	$0.41	$0.82

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Three-Month Period Ended June 30, 2018			Six-Month Period Ended June 30, 2018
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)				Expressed in U.S. Dollars
BEGINNING EQUITY (3/31/2018 and 12/31/2017, respectively)	$594,474	$15,476	$609,950	$600,099	$20,862	$620,961
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			$10,991			21,234
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			(1,343)			11,708
Change in net unrealized gain (loss) on investments, other secured borrowings, financial derivatives, and foreign currency translation			12,536			10,566
Net increase in equity resulting from operations	21,193	991	22,184	42,232	1,276	43,508
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Contributions from non-controlling interests		929	929		2,165	2,165
Dividends(1)	(12,563)	(87)	(12,650)	(25,327)	(174)	(25,501)
Distributions to non-controlling interests		(3,609)	(3,609)		(10,457)	(10,457)
Adjustment to non-controlling interest	(8)	8	—	(35)	35	—
Shares repurchased	(3,628)		(3,628)	(17,593)		(17,593)
Share-based long term incentive plan unit awards	99	—	99	191	1	192
Net increase (decrease) in equity from transactions	(16,100)	(2,759)	(18,859)	(42,764)	(8,430)	(51,194)
Net increase (decrease) in equity	5,093	(1,768)	3,325	(532)	(7,154)	(7,686)
ENDING EQUITY (6/30/2018)	$599,567	$13,708	$613,275	$599,567	$13,708	$613,275

(1)	For the three- and six-month periods ended June 30, 2018, dividends totaling $0.41 and $0.82 per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six-Month Period Ended June 30, 2018
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$43,508
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(10,020)
Change in net unrealized (gain) loss on investments, other secured borrowings, financial derivatives, and foreign currency translation	(6,921)
Amortization of premiums and accretion of discounts (net)	22,949
Purchase of investments	(1,979,605)
Proceeds from disposition of investments	1,102,018
Proceeds from principal payments of investments	272,374
Proceeds from investments sold short	1,656,721
Repurchase of investments sold short	(1,404,952)
Payments on financial derivatives	(65,916)
Proceeds from financial derivatives	62,386
Amortization of deferred debt issuance costs	132
Share-based long term incentive plan unit expense	192
Interest income related to consolidated securitization trust(1)	(1,765)
Interest expense related to consolidated securitization trust(1)	1,765
Repurchase agreements	(58,462)
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(161,965)
Due from brokers	56,208
Interest and principal receivable	(2,781)
Other assets	19,371
Increase (decrease) in liabilities:
Due to brokers	1,529
Payable for securities purchased and financial derivatives	228,321
Accounts payable and accrued expenses	220
Incentive fee payable to affiliate	291
Other liabilities	(81)
Interest and dividends payable	887
Base management fee payable to affiliate	(92)
Net cash provided by (used in) operating activities	(223,688)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Six-Month Period Ended June 30, 2018
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$2,165
Shares repurchased	(17,593)
Dividends paid	(25,501)
Distributions to non-controlling interests	(10,457)
Proceeds from issuance of Other secured borrowings	51,170
Principal payments on Other secured borrowings	(13,449)
Borrowings under reverse repurchase agreements	2,296,100
Repayments of reverse repurchase agreements	(2,083,909)
Net cash provided by (used in) financing activities	198,526
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(25,162)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	47,658
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$22,496
Supplemental disclosure of cash flow information:
Interest paid	$24,041
Share-based long term incentive plan unit awards (non-cash)	192
Aggregate TBA trade activity (buys + sells) (non-cash)	14,759,189
Purchase of investments (non-cash)	(10,831)
Proceeds from principal payments of investments (non-cash)	22,807
Proceeds from the disposition of investments (non-cash)	10,831
Principal payments on Other secured borrowings, at fair value (non-cash)	(22,807)

(1)	Related to non-qualified mortgage securitization transactions. See Note 6 for further details.

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

The tables below include a roll-forward of the Company's financial instruments for the three- and six-month period ended June 30, 2018 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
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
As of June 30, 2017, the Company modified its procedures to determine the level within the hierarchy for certain financial instruments. Under the revised procedures, the Company examines financial instruments individually rather than in cohorts of like instruments as it had previously. As of June 30, 2018, the Company transferred $51.6 million of securities from Level 3 to Level 2 and $3.1 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third party pricing sources.

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

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three- and six-month periods ended June 30, 2018 are summarized in the table below:

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

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $22 thousand and $(0.2) million, for the three- and six-month periods ended June 30, 2018, respectively, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $0.2 million and $0.3 million, for the three- and six-month periods ended June 30, 2018, respectively, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

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
Summary information—For the three- and six- month periods ended June 30, 2018 the total base management fee incurred, net of fee rebates, was $2.0 million and $4.0 million.
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
For the six-month period ended June 30, 2018 the Company reimbursed the Manager $3.8 million for previously incurred operating and compensation expenses.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three- and six-month periods ended June 30, 2018 the amount of such fee rebates was $0.3 million and $0.5 million, respectively.
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
10. Long-Term Incentive Plan Units
LTIP Units and OP LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each LTIP Unit is convertible into one common share. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of common shares of the Company or for the cash value of such common shares, at the Company's election. Costs associated with the LTIP Units and the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units and OP LTIP Units issued under the

Company's incentive plans for each of the three- and six-month periods ended June 30, 2018 was $0.1 million and $0.2 million, respectively.
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
The following table summarizes issuance and exercise activity of LTIP Units and OP LTIP Units for the three- and six-month periods ended June 30, 2018:

	Three-Month Period Ended June 30, 2018			Six-Month Period Ended June 30, 2018
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units and OP LTIP Units Outstanding (3/31/2018 and 12/31/2017, respectively)	375,000	117,882	492,882	375,000	116,159	491,159
Granted	—	—	—	—	1,723	1,723
Exercised	—	—	—	—	—	—
LTIP Units and OP LTIP Units Outstanding (3/31/2018)	375,000	117,882	492,882	375,000	117,882	492,882
LTIP Units and OP LTIP Units Vested and Outstanding (6/30/2018)	375,000	86,155	461,155	375,000	86,155	461,155
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
12. Common Share Capitalization
During the three- and six-month periods ended June 30, 2018 the Board of Directors authorized dividends totaling $0.41 per share and $0.82 per share, respectively. Total dividends paid during the three- and six-month periods ended June 30, 2018 were $12.7 million and $25.5 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the three- and six-month periods ended June 30, 2018:

	Three-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2018
Common Shares Outstanding (3/31/2018 and 12/31/2017, respectively)	30,392,041	31,335,938
Share Activity:
Shares repurchased	(242,161)	(1,186,058)
Director LTIP Units exercised	—	—
Common Shares Outstanding (6/30/2018)	30,149,880	30,149,880
If all LTIP Units, OP LTIP Units, and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of June 30, 2018 the Company's issued and outstanding common shares would increase to 30,854,762.
On June 13, 2018, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million ccommon shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the three-month period ended June 30, 2018, the Company repurchased 242,161 common shares at an average price per share of $14.98 and a total cost of $3.6 million. During the six-month period ended June 30, 2018, the Company repurchased 1,186,058 common shares at an average price per share of $14.83 and a total cost of $17.6 million. As of June 30, 2018, the Company had not repurchased shares under the current share repurchase program.

13. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2018
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$21,193	$42,232
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	146	289
Net increase in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interest	21,339	42,521
Net increase in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase in shareholders' equity resulting from operations– common shares	20,853	41,561
Net increase in shareholders' equity resulting from operations– LTIP Units	340	671
Dividends Paid(2):
Common shareholders	(12,361)	(24,923)
LTIP Unit holders	(202)	(404)
Non-controlling interest	(87)	(174)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interest	(12,650)	(25,501)
Undistributed (Distributed in excess of) earnings:
Common shareholders	8,492	16,638
LTIP Unit holders	138	267
Non-controlling interest	59	115
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interest	$8,689	$17,020
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	30,202,262	30,514,702
Weighted average participating LTIP Units	492,882	492,263
Weighted average non-controlling interest units	212,000	212,000
Basic earnings per common share:
Distributed	$0.41	$0.82
Undistributed (Distributed in excess of)	0.28	0.54
	$0.69	$1.36
Diluted earnings per common share:
Distributed	$0.41	$0.82
Undistributed (Distributed in excess of)	0.28	0.54
	$0.69	$1.36

(1)
For the three- and six-month periods ended June 30, 2018, excludes net increase (decrease) in equity resulting from operations of $0.8 million and $1.0 million attributable to joint venture partners, which have non-participating interests as described in Note 11.

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
In addition, the Company held cash and cash equivalents of $44.7 million as of December 31, 2018. The below table details the concentration of cash and cash equivalents held by each counterparty:

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

18. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2018
Beginning Shareholders' Equity Per Share (3/31/2018 and 12/31/2017, respectively)	$19.56	$19.15
Net Investment Income	0.36	0.70
Net Realized/Unrealized Gains (Losses)	0.37	0.72
Results of Operations Attributable to Equity	0.73	1.42
Less: Results of Operations Attributable to Non-controlling Interests	(0.03)	(0.04)
Results of Operations Attributable to Shareholders' Equity(1)	0.70	1.38
Dividends Paid to Common Shareholders	(0.41)	(0.82)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.02)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	0.05	0.20
Ending Shareholders' Equity Per Share (6/30/2018)(3)	$19.89	$19.89
Shares Outstanding, end of period	30,149,880	30,149,880

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of June 30, 2018 shareholders' equity per share would be $19.57.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2018
Total Return	3.78%	8.24%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three- and six-month periods ended June 30, 2018 the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 8.11% and 13.55%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.
Net Investment Income Ratio to Average Equity: (1)(2)

	Three-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2018
Net Investment Income	7.34%	7.01%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis except for incentive fee expense which is included on a non-annualized basis.

Expense Ratios to Average Equity: (1)(2)

	Three-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2018
Operating expenses, before interest expense and other investment related expenses	(3.01)%	(2.84)%
Incentive fee	(0.05)%	(0.05)%
Interest expense and other investment related expenses	(11.23)%	(10.39)%
Total Expenses	(14.29)%	(13.28)%

(1)	Average equity is calculated using month end values.

(2)	Ratios are annualized except for the incentive fee which is not annualized.
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
We conduct all of our operations and business activities through the Operating Partnership. As of June 30, 2019, we have an ownership interest of approximately 97.6% in the Operating Partnership. The remaining ownership interest of approximately 2.4% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.

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
Through June 30, 2019, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
Additionally, due to the prospective application of a change in accounting as required under ASC 946-10-25-2, we have determined that the presentation of our condensed consolidated financial statements for periods beginning after December 31, 2018 are not comparable to the consolidated financial statements previously prepared for prior periods for which we applied ASC 946, Financial Services—Investment Companies ("ASC 946"). As a result, we have not provided comparisons or discussion of period-over-period fluctuations of certain components of our financial condition and results of operations that we believe are not directly comparable.
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through June 30, 2019, we financed the vast majority of our Agency RMBS assets, and the majority of our credit assets, through repos, which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. In addition, we have obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. We have also issued unsecured long-term debt.

As of June 30, 2019, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $2.3 billion, of which approximately 54%, or $1.2 billion, relates to our Agency RMBS holdings and U.S. Treasury securities. The remaining outstanding borrowings relate to our credit portfolio and U.S. Treasury securities.
As of June 30, 2019, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes were issued in connection with an exchange of our previously issued unsecured long-term debt (the "Old Senior Notes") on February 13, 2019 (the "Note Exchange"), in connection with our intended election to be taxed as a REIT. See Note 11 of the notes to our consolidated financial statements for the six-month period ending June 30, 2019 for further detail on the Senior Notes and the Note Exchange.
As of June 30, 2019, our book value per share was $18.91. Our debt-to-equity ratio was 4.0 to 1 as of June 30, 2019. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 2.8:1 as of June 30, 2019.
During the six-month period ended June 30, 2019 we repurchased 50,825 shares of our common stock at an average price per share of $15.39 and a total cost of $0.8 million. We did not repurchase any shares during the three-month period ended June 30, 2019. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
On July 22, 2019, we completed a follow-on offering of 3.5 million shares of our common stock, which generated net proceeds, after underwriters' discount and offering costs, of $60.7 million. On July 25, 2019, we issued an additional 525,000 shares of our common stock in connection with the exercise of the underwriters' option granted in the initial offering. The exercise of the underwriters' option resulted in net proceeds to us of an additional $9.1 million, after underwriters' discount and offering costs.
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
Our Targeted Asset Classes
Our targeted asset classes currently include investments in the U.S. and Europe (as applicable) in the categories listed below. Subject to qualifying and maintaining our qualification as a REIT, we expect to continue to invest in these targeted asset classes. Also, we expect to hold certain of our targeted assets through one or more domestic TRSs. As a result, a portion of the income from such assets will be subject to U.S. federal corporate income tax.

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgages and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS, including ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs."
	.	Credit Default Swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS"; and
	.	Retained tranches from securitizations in which we have participated.

Residential Mortgage Loans	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Non-QM loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in loan originators and mortgage-related entities;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.
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
Commercial Mortgage Loans and Other Commercial Real Estate Debt
We acquire commercial mortgage loans, which are loans secured by liens on commercial properties, including hotel, industrial, multi-family, office and retail properties. Loans may be fixed or floating rate and will generally range from two to ten years. We may acquire both first lien loans and subordinated loans. Commercial real estate debt typically limits the borrower's right to freely prepay for a period of time through provisions such as prepayment fees, lockout, yield maintenance, or defeasance provisions. Some of the commercial mortgage loans that we acquire may be non-performing, underperforming, or otherwise distressed; these loans are typically acquired at a discount both to their unpaid principal balances and to the value of the underlying real estate.
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
Consumer Loans and ABS
We acquire U.S. consumer whole loans and ABS, including ABS backed by U.S. consumer loans. Our U.S. consumer loan portfolio primarily consists of unsecured loans, but also includes secured auto loans. We are currently purchasing newly originated consumer loans under flow agreements with originators, and we continue to evaluate new opportunities. We seek to purchase newly originated consumer loans from originators that have demonstrated disciplined underwriting with a significant focus on regulatory compliance and sound lending practices. Our ABS backed by U.S. consumer loans consist of retained tranches of our consumer loan securitizations. Through securitization of our consumer loans, we are essentially able to achieve long-term financing for the securitized pool.
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
Trends and Recent Market Developments
Market Overview

•
Similar to its previous meetings in 2019, the U.S. Federal Reserve, or the "Federal Reserve," elected at both its April/May and June 2019 meetings to maintain the target range for the federal funds rate of 2.25%–2.50%. LIBOR rates, which drive many of our financing costs, declined during the second quarter, with one-month LIBOR decreasing ten basis points to end the quarter at 2.40%, and three-month LIBOR falling 28 basis points to 2.32%. This marked the first time in more than ten years that three-month LIBOR dropped below one-month LIBOR, an indication that the markets were expecting the Federal Reserve to cut short-term interest rates in the near future.

•
In accordance with the plan that had been laid out by the Federal Reserve in March, the tapering of Agency RMBS continued at $20 billion per month during the second quarter, and in May the tapering of U.S. Treasury reinvestments decreased from $30 billion per month to $15 billion per month.

•
Interest rates declined sharply during the second quarter. The 2-year U.S. Treasury yield fell 51 basis points to end the second quarter at 1.75%, while the 10-year U.S. Treasury yield declined 40 basis points to 2.01%. After nine consecutive quarters of flattening, the spread between the 2-year and 10-year U.S. Treasury yield steepened modestly, to 25 basis points from 15 basis points at the end of the previous quarter. As of the end of the quarter, the entire 2-month through 3-year segment of the U.S. Treasury curve was inverted, with 2-month Treasury bills yielding 2.15%, and 3-year Treasury notes yielding 1.71%.

•	Mortgage rates continued to fall in the second quarter, with the Freddie Mac Survey 30-year mortgage rate decreasing 33 basis points to end the quarter at 3.73%.

•
During the quarter, prepayments rose as mortgage rates declined. Fannie Mae 30-year MBS prepayments increased from a CPR of 9.0% in March to 11.2% in April, and to 13.2% in May, before declining slightly to 12.8% in June. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, increased 8% quarter over quarter and 93% year over year, to its highest level since November 2016.

•
U.S. real GDP increased at an estimated annualized rate of 2.1% in the second quarter, down from 3.1% in the previous quarter. Total unemployment declined modestly in June to 3.7%, compared to 3.8% at the end of the first quarter.

•
For the second quarter, the Bloomberg Barclays US MBS Index generated a positive return of 2.00%, but generated a negative excess return (on a duration-adjusted basis) of (0.39)% relative to the Bloomberg Barclays US Treasury Index, reflecting that Agency RMBS generally underperformed their benchmark hedging instruments during the quarter. The Bloomberg Barclays US Corporate Bond Index generated a positive return of 4.71% and an excess return of 1.18%, while the Bloomberg Barclays US Corporate High Yield Bond Index generated a positive return of 2.68% and an excess return of 0.53%.

The beginning of the second quarter of 2019 continued many of the trends of the prior quarter: dovish messaging from the Federal Reserve continued to appease the stock and bond markets, volatility remained low, and equities and many credit assets continued to perform well. In April, the S&P 500 and Nasdaq reached record highs. Meanwhile, declining interest rates continued to drive increases in actual and projected prepayments, which in turn led to modest widening of Agency RMBS yield spreads and increases in pay-ups on specified pools during the month.
Volatility returned to the markets in May, however, as global trade tensions escalated. By the end of May, the Merrill Lynch Option Volatility Estimate Index, or "MOVE Index," which had just reached an all-time low in March, spiked to its highest level in more than two years. Meanwhile, domestic equities sold off, yield spreads on most fixed income assets widened, and interest rates plummeted. Over the course of the month, the S&P 500 declined 6% while the yield on the 10-year U.S. Treasury fell 38 basis points. Both the Bloomberg Barclays US Corporate Bond and Corporate High Yield Bond Indexes underperformed relative to U.S. Treasuries, while the Bloomberg Barclays US MBS Index had its worst performance relative to U.S. Treasuries since November 2016.
In June, the Federal Reserve again soothed the markets and spurred a broad rally across most asset classes. Although it held short-term interest rates steady, the Federal Reserve stated that it would "act as appropriate to sustain the expansion" while citing "uncertainties" about the economic outlook. In the wake of these announcements, interest rate futures markets implied a near-certain probability of a rate cut in July. Domestic equity markets also welcomed the message, with the S&P 500 again reaching a record high on June 20th and posting its best June in more than 60 years. Long-term U.S. Treasury yields continued their precipitous decline, with the 10-year yield dropping below 2% for the first time since November 2016. In Europe, the European Central Bank signaled that it was ready to launch another round of stimulus, and the total amount of negative-yielding sovereign bonds reached $13 trillion globally.
Over the course of the first half of 2019, it was clear that market optimism over lower interest rates and global stimulus prevailed over a long list of macroeconomic concerns, including escalating trade wars, geopolitical tensions, and slowing global growth. Through the first six months of 2019, the S&P 500 was up 17%, its best performance over the first half of a year since 1997.
Portfolio Overview and Outlook
Our total long credit portfolio (including REO but excluding hedges and other derivative positions) was $1.539 billion as of June 30, 2019 as compared to $1.473 billion as of March 31, 2019. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio was $1.069 billion as of June 30, 2019, a decrease of 10.6% from $1.195 billion as of March 31, 2019. As of June 30, 2019, our long Agency RMBS portfolio increased 17.0% to $1.339 billion, from $1.144 billion as of March 31, 2019.
During the quarter, we completed our third non-QM securitization, which was the primary driver of the decline of the size of our credit portfolio, excluding non-retained tranches of these securitizations. We also continued to pare down our holdings of non-REIT-qualifying assets, principally UK non-conforming RMBS and CLOs, and rotate that capital into REIT-qualifying assets, most notably Agency RMBS, small balance commercial mortgage loans and residential transition loans.
Credit Summary (1)

	June 30, 2019		As of March 31, 2019
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$78,225	5.1%	$98,497	6.7%
CMBS	34,350	2.2%	29,995	2.0%
Commercial Mortgage Loans and Real Estate Owned, or "REO"(3)(4)	324,536	21.1%	277,947	18.9%
Consumer Loans and ABS Backed by Consumer Loans(2)	189,671	12.3%	218,027	14.8%
Corporate Debt and Equity and Corporate Loans	7,632	0.5%	3,867	0.3%
Equity Investments in Loan Origination Entities	35,588	2.3%	34,849	2.4%
Non-Agency RMBS	122,651	8.0%	130,372	8.8%
Residential Mortgage Loans and REO(3)(5)	665,594	43.3%	584,779	39.7%
Non-Dollar Denominated:
CLO	8,925	0.6%	4,332	0.3%
CMBS	3,308	0.2%	3,198	0.2%
Consumer Loans and ABS Backed by Consumer Loans	694	—%	770	0.1%
Corporate Debt and Equity	3,240	0.2%	3,335	0.2%
RMBS(6)	64,182	4.2%	82,846	5.6%
Total Long Credit	$1,538,596	100.0%	$1,472,814	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.

(2)	Includes equity investments in securitization-related vehicles.

(3)	As discussed in Note 2 of the notes to consolidated financial statements, REO is not considered a financial instrument and as a result is included at the lower of cost or fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans.

(5)	Includes an investment in an unconsolidated entity holding residential mortgage loans.

(6)	Includes European RMBS secured by non-performing loans and REO, and an investment in an unconsolidated entity holding European RMBS.

Driven by steady net interest income and gains from securitizations, our credit portfolio continued to be the primary driver of earnings in the second quarter. Our strongest-performing credit strategies for the quarter included residential non-performing mortgage loans, non-QM loans, residential transition mortgage loans, European RMBS, non-Agency RMBS, and CMBS. In addition, we continued to benefit from excellent performance in small balance commercial mortgage loans and consumer loans. Investments in retained tranches in Ellington-sponsored CLOs underperformed during the quarter. The interest rate hedges in our credit portfolio, which in the second quarter consisted primarily of interest rate swaps, generated small losses as interest rates declined, as did our credit hedges, which in the second quarter consisted primarily of derivative positions on high yield corporate credit and CMBX. We had net gains in our credit portfolio on our foreign currency-related transactions and remeasurement that exceeded the net losses on our foreign currency hedges.
Agency RMBS Summary

	June 30, 2019		As of March 31, 2019
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,186,311	88.6%	$1,019,982	89.2%
Floating Rate	9,191	0.7%	9,460	0.8%
Reverse Mortgages	118,494	8.8%	89,345	7.8%
IOs	24,905	1.9%	25,428	2.2%
Total Long Agency RMBS	1,338,901	100.0%	1,144,215	100.0%
During the second quarter, we benefited from solid results in our Agency RMBS portfolio. With interest rates declining, prices on our Agency specified pool assets rallied and we generated net realized and unrealized gains on our Agency assets. Additionally, the outperformance of Agency specified pools compared to TBAs, in the form of higher pay-ups for specified pools, contributed to results, as we continued to concentrate our long investments in specified pools as opposed to TBAs. Pay-ups are price premiums for specified pools relative to their TBA counterparts. The key drivers of the expansion in specified pool pay-ups were increases in actual and projected prepayments, as a result of declining mortgage rates. Average pay-ups on our specified pools increased to 1.37% as of June 30, 2019, as compared to 0.94% as of March 31, 2019.
Meanwhile, declining interest rates during the quarter led to losses on our interest rate hedges, and these hedging losses partially offset the gains on our assets. During the quarter we continued to hedge interest rate risk in our Agency strategy, primarily through the use of short positions in TBAs, interest rate swaps, U.S. Treasury securities, and futures. In our interest rate hedging portfolio, the relative proportion, based on 10-year equivalents, of short positions in TBAs decreased period over period relative to other hedging instruments. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
As of June 30, 2019 and March 31, 2019, the weighted average net pass-through rate on our fixed-rate specified pools was 4.1% and 4.2%, respectively. Portfolio turnover for our Agency strategy was approximately 21% for the quarter (as measured by sales and excluding paydowns).
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
The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, and June, 30, 2018.

	Three-Month Period Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Three-Month Constant Prepayment Rates	12.8%	7.8%	8.4%	8.3%	7.7%

The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of June 30, 2019 and March 31, 2019:

		June 30, 2019			March 31, 2019
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	3.00	$68,591	$70,059	60	$12,525	$12,663	41
	3.50	58,146	60,354	39	51,106	52,413	32
	4.00	4,916	5,141	65	5,375	5,561	62
	4.50	1,779	1,859	99	1,921	1,994	96
Total 15-year fixed-rate mortgages		133,432	137,413	52	70,927	72,631	37
20-year fixed-rate mortgages:
	4.00	—	—	—	1,375	1,434	65
	4.50	839	896	46	892	943	64
Total 20-year fixed-rate mortgages		839	896	46	2,267	2,377	65
30-year fixed-rate mortgages:
	2.50	—	—	—	521	503	65
	3.00	8,438	8,570	46	5,962	5,967	60
	3.28	107	108	84	108	109	81
	3.50	214,770	222,498	26	138,035	140,930	33
	3.75	2,123	2,200	23	2,394	2,462	20
	4.00	480,775	504,401	26	426,248	442,670	26
	4.50	170,802	181,090	26	196,514	206,871	26
	5.00	81,716	87,390	31	111,897	118,940	23
	5.50	34,015	36,445	14	20,107	21,534	21
	6.00	4,917	5,300	34	4,629	4,988	35
Total 30-year fixed-rate mortgages		997,663	1,048,002	26	906,415	944,974	27
Total fixed-rate Agency RMBS		$1,131,934	$1,186,311	29	$979,609	$1,019,982	28
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 3.2% and 2.4% as of June 30, 2019 and March 31, 2019, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $592.2 million and a fair value of $613.9 million as of June 30, 2019, as compared to a notional value of $626.9 million and a fair value of $647.3 million as of March 31, 2019. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 4.9% and 4.2% as of June 30, 2019 and March 31, 2019, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.

Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of June 30, 2019 and March 31, 2019:

	As of
($ in thousands)	June 30, 2019	March 31, 2019
Recourse(1) Borrowings:
Repurchase Agreements	$1,550,219	$1,449,521
Other Secured Borrowings	14,255	11,375
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,650,474	$1,546,896
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	2.8:1	2.6:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.8:1	2.6:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$165,287	$100,495
Other Secured Borrowings	87,670	105,940
Other Secured Borrowings, at fair value(3)	475,816	282,124
Total Recourse and Non-Recourse Borrowings	$2,379,247	$2,035,455
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	4.0:1	3.4:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	4.0:1	3.4:1

(1)
Excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings is 2.8:1 and 2.6:1 as of June 30, 2019 and March 31, 2019, respectively.

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
Our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, increased to 4.0:1, excluding repos on U.S. Treasury securities, as of June 30, 2019, as compared to 3.4:1 as of March 31, 2019, as we added financing to accommodate our larger Agency RMBS and (on a consolidated basis) non-QM loan holdings. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 2.8:1 as of June 30, 2019.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.
Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. The average cost of funds of our repo borrowings and Total other secured borrowings was 3.43% for the three-month period ended June 30, 2019, as compared to 3.52% for the three-month period ended March 31, 2019. The interest rates on our repo borrowings and Total other secured borrowings are based on, or correlated with, LIBOR. Our overall borrowing costs decreased in part because of the decline in LIBOR, and in part because of the increase in the proportion of our borrowings on Agency RMBS, which typically have lower borrowing costs than our credit investments.

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
Recent Accounting Pronouncements
Refer to the notes to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of June 30, 2019.

(In thousands)	Fair Value
Long:
Credit:
Dollar Denominated:
CLO(2)	$78,225
CMBS	34,350
Commercial Mortgage Loans and REO(3)(4)	324,536
Consumer Loans and ABS backed by Consumer Loans(2)	189,671
Corporate Debt and Equity and Corporate Loans	7,632
Equity Investments in Loan Origination Entities	35,588
Non-Agency RMBS	122,651
Residential Mortgage Loans and REO(3)(5)	665,594
Non-Dollar Denominated:
CLO(2)	8,925
CMBS	3,308
Consumer Loans and ABS backed by Consumer Loans	694
Corporate Debt and Equity	3,240
RMBS(6)	64,182
Agency:
Fixed-Rate Specified Pools	1,186,311
Floating-Rate Specified Pools	9,191
IOs	24,905
Reverse Mortgage Pools	118,494
Total Long	$2,877,497
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$(470)
Government Debt:
Dollar Denominated	(38,974)
Non-Dollar Denominated	(10,139)
Total Short	$(49,583)

(1)	For more detailed information about the investments in our portfolio, please see the notes to condensed consolidated financial statements.

(2)	Includes equity investment in securitization-related vehicles.

(3)	REO is not eligible to elect the fair value option as described in Note 2 of the notes to condensed consolidated financial statements and, as a result, is included at the lower of cost or fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans.

(5)	Includes an investment in an unconsolidated entity holding residential mortgage loans.

(6)	Includes European RMBS secured by non-performing loans and REO, and an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our investment portfolio(1) as of December 31, 2018.

(In thousands)	Fair Value
Long:
Credit:
Dollar Denominated:
CLO(2)	$123,893
CMBS	18,426
Commercial Mortgage Loans and REO(3)	245,536
Consumer Loans and ABS Backed by Consumer Loans(2)	209,922
Corporate Debt and Equity	15,316
Debt and Equity Investments in Loan Origination Entities	37,067
Non-Agency RMBS	153,214
Residential Mortgage Loans and REO	498,126
Non-Dollar Denominated:
CLO	—
CMBS	15,482
Consumer Loans and ABS Backed by Consumer Loans	884
Corporate Debt and Equity	10,810
RMBS(4)	160,342
Agency:
Fixed-Rate Specified Pools	884,870
Floating-Rate Specified Pools	5,496
IOs	29,516
Reverse Mortgage Pools	55,475
TBAs	474,860
Government:
Dollar Denominated	76
Total Long	2,939,311
Reverse repos
Dollar Denominated	41,530
Non-Dollar Denominated	19,744
Total Repurchase Agreements	61,274
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	(23,462)
Agency:
TBAs	(772,964)
Government:
Dollar Denominated	(34,817)
Non-Dollar Denominated	(19,334)
Total Short	(850,577)
Net Total	$2,150,008

(1)	For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments contained in our consolidated financial statements.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.

The following table summarizes our financial derivatives portfolio(1)(2) as of June 30, 2019.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$1,170	$(29,767)	$(28,597)	$3,052
Total Net Mortgage-Related Derivatives	1,170	(29,767)	(28,597)	3,052
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	143,953	(251,491)	(107,538)	(8,564)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	1,318	(38,210)	(36,892)	29
Total Net Corporate-Related Derivatives	145,271	(289,701)	(144,430)	(8,535)
Interest Rate-Related Derivatives:
TBAs	107,101	(660,338)	(553,237)	(2,303)
Interest Rate Swaps	113,973	(383,222)	(269,249)	(6,224)
U.S. Treasury Futures(4)	—	(111,200)	(111,200)	(2,218)
Eurodollar Futures(5)	—	(28,000)	(28,000)	(82)
Total Interest Rate-Related Derivatives				(10,827)
Other Derivatives:
Foreign Currency Forwards(6)	—	(26,068)	(26,068)	(265)
Foreign Currency Futures(7)	—	(12,653)	(12,653)	(80)
Total Net Other Derivatives				(345)
Net Total				$(16,655)

(1)
For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to condensed consolidated financial statements for the three- and six-month periods ended June 30, 2019.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of June 30, 2019, derivative assets and derivative liabilities were $11.2 million and $(27.8) million, respectively, for a net fair value of $(16.7) million, as reflected in "Net Total" above.

(3)	Notional value represents the face amount of the underlying asset.

(4)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of June 30, 2019, a total of 1,112 short U.S. Treasury futures contracts were held.

(5)	Every $1,000,000 in notional value represents one contract.

(6)	Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

(7)	Notional value represents the total face amount of currency futures underlying all contracts held. As of June 30, 2019, a total of 89 short foreign currency futures contracts were held.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2018.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$15,527	$(59,393)	$(43,866)	$7,439
Total Net Mortgage-Related Derivatives	15,527	(59,393)	(43,866)	7,439
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	83,060	(316,383)	(233,323)	(11,597)
Total Return Swaps on Corporate Equities(3)	—	(17,740)	(17,740)	1
Total Return Swaps on Corporate Bond Indices(4)	—	(11,230)	(11,230)	(6)
Total Net Corporate-Related Derivatives	83,060	(345,353)	(262,293)	(11,602)
Interest Rate-Related Derivatives:
Interest Rate Swaps	143,007	(425,413)	(282,406)	3,831
U.S. Treasury Futures(5)	—	(151,600)	(151,600)	—
Eurodollar Futures(6)	—	(98,000)	(98,000)	(53)
Total Interest Rate-Related Derivatives				3,778
Other Derivatives:
Foreign Currency Forwards(7)	—	(17,299)	(17,299)	(114)
Foreign Currency Futures(8)	—	(47,931)	(47,931)	(302)
Other(9)	n/a	n/a	n/a	(4)
Total Net Other Derivatives				(420)
Net Total				$(805)

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
As of June 30, 2019, our Condensed Consolidated Balance Sheet reflected total assets of $3.1 billion and total liabilities of $2.5 billion. Our portfolios of investments in securities, loans, unconsolidated entities, and financial derivatives as well as real estate owned included in total assets were $2.9 billion as of June 30, 2019. Our investments in securities sold short and financial derivatives included in total liabilities were $77.4 million as of June 30, 2019. As of June 30, 2019, investments in securities sold short consisted principally of short positions in sovereign bonds and U.S. Treasury securities, which we primarily use to hedge the risk of rising interest rates and foreign currency risk.
As of December 31, 2018, our Consolidated Statement of Assets, Liabilities, and Equity reflected total assets of $4.0 billion and total liabilities of $3.4 billion. Our portfolios of investments, financial derivatives, and repurchase agreements included in total assets were $3.0 billion as of December 31, 2018. Our investments sold short and financial derivatives included in total liabilities were $871.4 million as of December 31, 2018. As of December 31, 2018 investments in securities sold short consisted principally of short positions in TBAs, which we primarily use to hedge the risk of rising interest rates on our investment portfolio.
As of June 30, 2019, as a result of our prospective change of accounting, TBAs are classified as financial derivatives, rather than investments, as was the case as of December 31, 2018. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of

June 30, 2019 and December 31, 2018, we had a net short notional TBA position of $553.2 million and $293.7 million, respectively.
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
We have entered into repos to finance many of our assets. As of June 30, 2019 indebtedness outstanding on our repos was approximately $1.7 billion. As of June 30, 2019, our assets financed with repos consisted of Agency RMBS of $1.3 billion, credit assets of $707.5 million, and U.S. Treasury securities of $0.7 million. As of June 30, 2019, outstanding indebtedness under repos was $1.2 billion for Agency RMBS, $474.1 million for credit assets, and $0.7 million for U.S. Treasury securities. As of December 31, 2018, indebtedness outstanding on our repos was approximately $1.5 billion. As of December 31, 2018, our assets financed with repos consisted of Agency RMBS of $972.7 million, credit assets of $815.1 million, and U.S. Treasury securities of $0.3 million. As of December 31, 2018 outstanding indebtedness under repos was $917.3 million for Agency RMBS, $581.3 million for credit assets, and $0.3 million for U.S. Treasury securities.
Our repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our repos as collateralized borrowings. In addition to our repos, as of June 30, 2019 we had Total other secured borrowings of $577.7 million, used to finance $649.9 million of non-QM and consumer loans. This compares to Total other secured borrowings of $412.0 million as of December 31, 2018, used to finance $483.5 million of non-QM and consumer loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of June 30, 2019 and $86.0 million of Old Senior Notes outstanding as of December 31, 2018.
As of June 30, 2019 and December 31, 2018 our debt-to-equity ratio was 4.0:1 and 3.4:1, respectively. Excluding repos on U.S. Treasury securities, our recourse debt-to-equity ratio was 2.8:1 as of June 30, 2019. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of June 30, 2019, our equity decreased by approximately $2.1 million to $593.1 million from $595.2 million as of January 1, 2019. This decrease principally consisted of dividends declared of $29.6 million, distributions to non-controlling interests of approximately $9.5 million, and payments to repurchase shares of common stock of $0.8 million. These decreases were largely offset by net income for the six-month period ended June 30, 2019 of $30.1 million and an increase related to contributions from our non-controlling interests of approximately $7.4 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well the minority interests of our joint venture partners, was $562.5 million as of June 30, 2019.

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2019:

(In thousands except per share amounts)	Three-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2019
Interest Income (Expense)
Interest income	$38,547	$74,563
Interest expense	(19,702)	(37,320)
Net interest income	18,845	37,243
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	16,982	38,048
Realized and unrealized gains (losses) on financial derivatives, net	(15,841)	(33,100)
Realized and unrealized gains (losses) on real estate owned, net	(168)	(473)
Other, net	1,808	3,810
Total other income (loss)	2,781	8,285
Expenses
Base management fee to affiliate (Net of fee rebates of $508 and $955, respectively)	1,661	3,383
Other investment related expenses	5,153	8,629
Other operating expenses	3,134	7,147
Total expenses	9,948	19,159
Net Income (Loss) before Income Tax Expense and Earnings from investments in unconsolidated entities	11,678	26,369
Income tax expense (benefit)	376	376
Earnings from investments in unconsolidated entities	2,354	4,151
Net Income (Loss)	13,656	30,144
Net Income (Loss) Attributable to Non-Controlling Interests	1,012	2,092
Net Income (Loss) Attributable to Common Stockholders	$12,644	$28,052
Net Income (Loss) Per Common Share	$0.43	$0.94

The following table summarizes our results of operations for the three- and six-month periods ended June 30, 2018:

(In thousands except per share amounts)	Three-Month Period Ended June 30, 2018	Six-Month Period Ended June 30, 2018
Investment Income
Interest income	$31,941	$60,033
Other income	1,094	1,811
Total investment income	33,035	61,844
Expenses
Base management fee to affiliate (Net of fee rebates of $252 and $527, respectively)	2,021	4,000
Incentive fee to affiliate	291	291
Interest expense	13,383	24,946
Other investment related expenses	3,771	6,723
Other operating expenses	2,578	4,650
Total expenses	22,044	40,610
Net investment income	10,991	21,234
Net realized and change in net unrealized gain (loss) on investments	7,069	12,801
Net realized and change in net unrealized gain (loss) on other secured borrowings	414	1,198
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	2,921	7,019
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	3,863	2,461
Net foreign currency gain (loss)	(3,074)	(1,205)
Net increase (decrease) in equity resulting from operations	22,184	43,508
Less: Net increase (decrease) in equity resulting from operations attributable to non-controlling interests	991	1,276
Net increase (decrease) in shareholders' equity resulting from operations	$21,193	$42,232
Net increase (decrease) in shareholders' equity resulting from operations per share	$0.69	$1.36
Core Earnings
In connection with our conversion to a corporation and intended election to be taxed as a REIT (the "REIT Conversion"), we have included the calculation of Core Earnings. Prior to the REIT Conversion, we did not calculate Core Earnings. We calculate Core Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, financial derivatives (excluding net accrued periodic (payments) receipts on interest rate swaps), other secured borrowings, at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) miscellaneous non-recurring expenses; (vi) provision for income taxes; and (vii) certain other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in core earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
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

The following table provides U.S. GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to Core Earnings for the three- and six-month periods ended June 30, 2019.

(In thousands, except per share amounts)	Three-Month Period Ended June 30, 2019	Six-Month Period Ended June 30, 2019
Net income (loss)	$13,656	$30,144
Income tax expense	376	376
Net income (loss) before income tax expense	14,032	30,520
Adjustments:
Realized (gains) losses on securities and loans, net	1,505	6,827
Realized (gains) losses on financial derivatives, net (1)	10,972	23,260
Realized (gains) losses on real estate owned, net	(98)	(40)
Unrealized (gains) losses on securities and loans, net	(18,487)	(44,875)
Unrealized (gains) losses on financial derivatives, net (2)	4,966	10,379
Unrealized (gains) losses on real estate owned, net	266	513
Other realized and unrealized (gains) losses (3)	(55)	(441)
Non-cash equity compensation expense	114	230
Catch-up Premium Amortization Adjustment	896	1,403
Debt issuance costs related to Other secured borrowings, at fair value	1,671	1,671
Miscellaneous non-recurring expenses(4)	241	1,317
(Earnings) losses from investments in unconsolidated entities (5)	(1,304)	(1,667)
Total Core Earnings	14,719	29,097
Core Earnings attributable to non-controlling interests	1,099	2,128
Core Earnings Attributable to Common Stockholders	$13,620	$26,969
Core Earnings Attributable to Common Stockholders, per share	$0.46	$0.91

(1)	Adjustment excludes net realized gains (losses) on accrued periodic settlements of interest rate swaps of $52 thousand and $0.8 million for the three-and six-month periods ended June 30, 2019.

(2)	Adjustment excludes net unrealized gains (losses) on accrued periodic settlements of interest rate swaps of $45 thousand and $(0.2) million for the three- and six-month periods ended June 30, 2019.

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
Results of Operations for the Three-Month Periods Ended June 30, 2019 and 2018
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended June 30, 2019 we had Net Income (Loss) Attributable to Common Stockholders of $12.6 million. We had Interest income of $38.5 million, Interest expense of $19.7 million, Total other income (loss) of $2.8 million, Earnings from investments in unconsolidated entities of $2.4 million, Income tax expense of $0.4 million, and Total expenses of $9.9 million, less Net Income Attributable to Non-Controlling Interests of $1.0 million.
Summary of Net Increase in Shareholders' Equity from Operations
For the three-month period ended June 30, 2018 we had a net increase in shareholders' equity resulting from operations of $21.2 million. We had interest income of $31.9 million, other income of $1.1 million, net realized and unrealized gains of $11.2 million, and total expenses of $22.0 million, less net increase (decrease) in equity resulting from operations attributable to non-controlling interests of $1.0 million.

Interest Income
Interest income was $38.5 million for the three-month period ended June 30, 2019, as compared to $31.9 million for the three-month period ended June 30, 2018. Interest income for both periods includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
The period-over-period increase in interest income was primarily due to an increase in the size of our portfolio along with slightly higher asset yields for the three-month period ended June 30, 2019, as compared to the three-month period ended June 30, 2018.
For the three-month period ended June 30, 2019, interest income from our credit portfolio was $28.6 million, as compared to $21.0 million for the three-month period ended June 30, 2018. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended June 30, 2019, as well as higher average asset yields on this portfolio. For the three-month period ended June 30, 2019, interest income from our Agency RMBS was $9.5 million, as compared to $8.3 million for the three-month period ended June 30, 2018. This period-over-period increase was primarily due to the larger size of the Agency portfolio for the three-month period ended June 30, 2019, partially offset by lower average asset yields on this portfolio.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended June 30, 2019 and 2018:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended June 30, 2019	$28,554	$1,372,590	8.32%	$9,501	$1,269,508	2.99%	$38,055	$2,642,098	5.76%
Three-month period ended June 30, 2018	$20,962	$1,055,478	7.94%	$8,345	$970,272	3.44%	$29,307	$2,025,750	5.79%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month period ended June 30, 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(0.9) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 5.90% for the three-month period ended June 30, 2019. By comparison, for the three-month period ended June 30, 2018 the Catch-up Premium Amortization Adjustment increased interest income by approximately $0.3 million. Excluding this Catch-up Premium Amortization Adjustment, the weighted average yield on our overall portfolio for the three-month period ended June 30, 2018 was 5.73%.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $19.7 million for the three-month period ended June 30, 2019, as compared to $13.4 million for the three-month period ended June 30, 2018, largely reflecting the increase in borrowings related to the growth of our portfolio, as well as higher average rates on our repo and other secured borrowings, which rose as LIBOR increased, and as borrowings used to finance loans, which have higher borrowing costs, constituted a greater portion of our overall borrowings.

The table below summarizes the components of interest expense for the three-month periods ended June 30, 2019 and 2018.

	For the Three-Month Period Ended
(In thousands)	June 30, 2019	June 30, 2018
Repos and Total other secured borrowings	$18,358	10,809
Senior Notes (1)	1,249	1,195
Securities sold short (2)	91	1,202
Other (3)	4	177
Total	$19,702	13,383

(1)
Amount includes the related amortization of debt issuance costs. For the three-month period ended June 30, 2019, amount includes interest expense on the Senior Notes. For the three-month period ended June 30, 2018, amount includes interest expense on the Old Senior Notes.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)
Primarily includes interest expense on our counterparties' cash collateral held by us, and reverse repos with negative interest rates, which can occur when we borrow certain bonds that we have sold short.

The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the three-month periods ended June 30, 2019 and 2018.

	For the Three-Month Period Ended
	June 30, 2019			June 30, 2018
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$975,638	$10,474	4.31%	$661,977	$6,324	3.83%
Agency RMBS	1,172,136	7,876	2.70%	891,285	4,446	2.00%
Subtotal(1)	2,147,774	18,350	3.43%	1,553,262	10,770	2.78%
U.S. Treasury Securities	1,252	8	2.49%	8,561	39	1.85%
Total	$2,149,026	$18,358	3.43%	$1,561,823	$10,809	2.78%
Average One-Month LIBOR			2.44%			1.97%
Average Six-Month LIBOR			2.50%			2.50%

(1)	Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.38% for the three-month period ended June 30, 2019 and to 2.66% for the three-month period ended June 30, 2018. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.38% and 3.13% for the three-month periods ended June 30, 2019 and 2018, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month periods ended June 30, 2019 and 2018, base management fee incurred, which is based on total equity at the end of each quarter, was $1.7 million and $2.0 million, respectively, net of fee rebates. During the three-month periods ended June 30, 2019 and 2018, our Manager credited us with rebates on our base management fee, related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees, of $0.5 million and $0.3 million, respectively. The period-over-period decrease in the base management fee was primarily due to our smaller average capital base in the later period as well as the period-over-period increase in the fee rebate from our Manager.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three-month period ended June 30,

2019, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Incentive fee incurred for the three-month period ended June 30, 2018 was $0.3 million. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended June 30, 2019 and 2018 other investment related expenses were $5.2 million and $3.8 million, respectively. The increase in other investment related expenses was primarily due to debt issuance costs, incurred in the current period, related to Other secured borrowings, at fair value.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $3.1 million for the three-month period ended June 30, 2019 as compared to $2.6 million for the three-month period ended June 30, 2018. The increase in other operating expenses for the three-month period ended June 30, 2019 was primarily due to an increase in professional fees relating to our REIT Conversion and an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the three-month period ended June 30, 2019, other income was $2.8 million, consisting primarily of net realized and unrealized gains of $17.0 million on our securities and loans and gains included in Other, net of $1.8 million, partially offset by net realized and unrealized losses of $(15.8) million on our financial derivatives. Net realized and unrealized gains of $17.0 million on our securities and loans primarily resulted from net realized and unrealized gains on Agency RMBS, non-Agency RMBS, CMBS, and residential mortgage loans, partially offset by net realized and unrealized losses on CLOs, U.S. Treasury securities, and consumer loans. Net realized and unrealized losses of $(15.8) million on our financial derivatives was primarily related to net realized and unrealized losses on interest rate swaps, TBAs, and futures.
Net Realized and Unrealized Gains (Losses) on Investments
During the three-month period ended June 30, 2018, we had net realized and unrealized gains on investments of $7.1 million. Included in these investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
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
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three-month period ended June 30, 2018, we had net realized and unrealized gains on our financial derivatives of $6.8 million. Our financial derivatives consisted of interest rate derivatives, used primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both used primarily to hedge credit risk, but also for non-hedging purposes. Our derivatives also included foreign currency forwards and futures, used to hedge foreign currency risk. Our interest rate derivatives were primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures.
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

Results of Operations for the Six-Month Periods Ended June 30, 2019 and 2018
Net Income (Loss) Attributable to Common Stockholders
For the six-month period ended June 30, 2019 we had Net Income (Loss) Attributable to Common Stockholders of $28.1 million. We had Interest income of $74.6 million, Interest expense of $37.3 million, Total other income (loss) of $8.3 million, Earnings from investments in unconsolidated entities of $4.2 million, Income tax expense of $0.4 million, and Total expenses of $19.2 million, less Net Income Attributable to Non-Controlling Interests of $2.1 million.
Summary of Net Increase in Shareholders' Equity from Operations
For the six-month period ended June 30, 2018 we had a net increase in shareholders' equity resulting from operations of $42.2 million. We had interest income of $60.0 million, other income of $1.8 million, net realized and unrealized gains of $22.3 million, and total expenses of $40.6 million, less net increase (decrease) in equity resulting from operations attributable to non-controlling interests of $1.3 million.
Interest Income
Interest income was $74.6 million for the six-month period ended June 30, 2019, as compared to $60.0 million for the six-month period ended June 30, 2018. Interest income for both periods includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the six-month period ended June 30, 2019, interest income from our credit portfolio was $56.4 million, as compared to $40.2 million for the six-month period ended June 30, 2018. This period-over-period increase was primarily due to the larger size of the credit portfolio for the six-month period ended June 30, 2019, as well as higher average asset yields on this portfolio. For the six-month period ended June 30, 2019, interest income from our Agency RMBS was $17.1 million, as compared to $15.0 million for the six-month period ended June 30, 2018. This period-over-period increase was primarily due to the larger size of the Agency portfolio for the six-month period ended June 30, 2019, partially offset by lower average asset yields on this portfolio.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the six-month periods ended June 30, 2019 and 2018:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Six-month period ended June 30, 2019	$56,405	$1,356,350	8.32%	$17,063	$1,119,006	3.05%	$73,468	$2,475,356	5.94%
Six-month period ended June 30, 2018	$40,228	$1,017,246	7.91%	$15,038	$941,323	3.20%	$55,266	$1,958,569	5.64%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the six-month period ended June 30, 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(1.4) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our overall portfolio was 6.05% for the six-month period ended June 30, 2019. By comparison, for the six-month period ended June 30, 2018 the Catch-up Premium Amortization Adjustment increased interest income by approximately $13 thousand, which only slightly increased our interest income, and had little impact on the weighted average yield of our overall portfolio for the six-month period ended June 30, 2018, which was 5.64% whether including or excluding the Catch-up Premium Amortization Adjustment.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $37.3 million for the six-month period ended June 30, 2019, as compared to $24.9 million for the six-month period ended June 30, 2018, largely reflecting the increase in borrowings related to the growth of our portfolio, as well as higher average rates on our repo and other secured borrowings, which rose as LIBOR increased, and as borrowings used to finance credit assets constituted a greater portion of our overall borrowings.

The table below summarizes the components of interest expense for the six-month periods ended June 30, 2019 and 2018.

	For the Six-Month Period Ended
(In thousands)	June 30, 2019	June 30, 2018
Repos and Total other secured borrowings	$34,425	19,472
Senior Notes (1)	2,472	2,390
Securities sold short (2)	402	2,573
Other (3)	21	511
Total	$37,320	24,946

(1)
Amount includes the related amortization of debt issuance costs. For the six-month period ended June 30, 2019, amount includes interest expense on the Senior Notes and the Old Senior Notes. For the six-month period ended June 30, 2018, amount includes interest expense on the Old Senior Notes.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)
Primarily includes interest expense on our counterparties' cash collateral held by us, and reverse repos with negative interest rates, which can occur when we borrow certain bonds that we have sold short.

The following table summarizes our aggregate secured borrowings, which carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the six-month periods ended June 30, 2019 and 2018.

	For the Six-Month Period Ended
	June 30, 2019			June 30, 2018
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$971,893	$20,501	4.25%	$627,393	$11,495	3.69%
Agency RMBS	1,033,830	13,858	2.70%	866,209	7,921	1.84%
Subtotal(1)	2,005,723	34,359	3.45%	1,493,602	19,416	2.55%
U.S. Treasury Securities	5,519	66	2.41%	6,639	56	1.71%
Total	$2,011,242	$34,425	3.45%	$1,500,241	$19,472	2.62%
Average One-Month LIBOR			2.47%			1.81%
Average Six-Month LIBOR			2.63%			2.30%

(1)	Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.36% for the six-month period ended June 30, 2019 and to 2.54% for the six-month period ended June 30, 2018. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.57% and 3.10% for the six-month periods ended June 30, 2019 and 2018, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the six-month periods ended June 30, 2019 and 2018, base management fee incurred, which is based on total equity at the end of each quarter, was $3.4 million and $4.0 million, respectively, net of fee rebates. During the six-month periods ended June 30, 2019 and 2018, our Manager credited us with rebates on our base management fee, related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees, of $1.0 million and $0.5 million, respectively. The period-over-period decrease in the base management fee was primarily due to our smaller average capital base in the later period as well as the period-over-period increase in the fee rebate from our Manager.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the six-month period ended June 30,

2019, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Incentive fee incurred for the six-month period ended June 30, 2018 was $0.3 million. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the six-month periods ended June 30, 2019 and 2018 other investment related expenses were $8.6 million and $6.7 million, respectively. The increase in other investment related expenses was primarily due to debt issuance costs, incurred in the current period, related to Other secured borrowings, at fair value.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $7.1 million for the six-month period ended June 30, 2019 as compared to $4.7 million for the six-month period ended June 30, 2018. The increase in other operating expenses for the six-month period ended June 30, 2019 was primarily due to an increase in professional fees relating to our REIT Conversion and an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the six-month period ended June 30, 2019, other income was $8.3 million, consisting primarily of net realized and unrealized gains of $38.0 million on our securities and loans and gains included in Other, net of $3.8 million, partially offset by net realized and unrealized losses of $(33.1) million on our financial derivatives. Net realized and unrealized gains of $38.0 million on our securities and loans primarily resulted from net realized and unrealized gains on Agency RMBS, residential mortgage loans, and non-Agency RMBS and CMBS, partially offset by net realized and unrealized losses on consumer loans, small balance commercial loans, CLOs, and U.S. Treasury securities. Net realized and unrealized losses of $(33.1) million on our financial derivatives was primarily related to net realized and unrealized losses on interest rate swaps, TBAs, futures, CDS on corporate bond indices, and CDS on asset-backed indices partially offset by net realized and unrealized gains on forwards.
Net Realized and Unrealized Gains (Losses) on Investments
During the six-month period ended June 30, 2018, we had net realized and unrealized gains on investments of $12.8 million. Included in these investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
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
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the six-month period ended June 30, 2018, we had net realized and unrealized gains on our financial derivatives of $9.5 million. Our financial derivatives consisted of interest rate derivatives, used primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both used primarily to hedge credit risk, but also for non-hedging purposes. Our derivatives also included foreign currency forwards and futures, used to hedge foreign currency risk. Our interest rate derivatives were primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	June 30, 2019
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$284,306	16.6%
31 - 60 Days	548,469	32.0%
61 - 90 Days	466,816	27.2%
91 - 120 Days	202,442	11.8%
121 - 150 Days	27,986	1.6%
151 - 180 Days	9,118	0.5%
181 - 360 Days	89,488	5.2%
> 360 Days	86,881	5.1%
	$1,715,506	100.0%
Repos involving underlying investments that we sold prior to June 30, 2019, for settlement following June 30, 2019 are shown using their original maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of June 30, 2019, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 32.5% with respect to credit assets, 5.0% with respect to Agency RMBS assets, and 14.7% overall. As of December 31, 2018 these respective weighted average contractual haircuts were 28.5%, 5.4%, and 15.9%.
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
As of June 30, 2019, we had $1.7 billion of borrowings outstanding under our repos. As of June 30, 2019, the remaining terms on our repos ranged from 1 day to 874 days, with a weighted average remaining term of 109 days. Our repo borrowings were with a total of 24 counterparties as of June 30, 2019. As of June 30, 2019, our repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 3.06%. As of June 30, 2019, our repos had interest rates ranging from 0.24% to 5.60%. Investments transferred as collateral under repos had an aggregate fair value of $2.0 billion as of June 30, 2019.
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
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
June 30, 2019	$1,715,506	$1,769,909	$1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(1)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581
September 30, 2016	983,814	1,026,841	1,081,484

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

In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our non-QM and consumer loans; these transactions are accounted for as collateralized borrowings. As of June 30, 2019 we had outstanding borrowings related to such transactions in the amount of $577.7 million, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of June 30, 2019, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $649.9 million. As of December 31, 2018 we had outstanding borrowings related to such transactions in the amount of $412.0 million, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2018, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $483.5 million. See Note 11 in the notes to our condensed consolidated financial statements for the six-month period ended June 30, 2019 and Note 7 in the notes to our consolidated financial statements for the six-month period ended June 30, 2018 for further information on our other secured borrowings.
As of June 30, 2019, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. These Senior Notes were issued on February 13, 2019 in connection with the Note Exchange. As of December 31, 2018, we had $86.0 million outstanding of Old Senior Notes, which had an interest rate of 5.25%. See Note 11 in the notes to our condensed consolidated financial statements for the six-month period ended June 30, 2019 and Note 7 in the notes to our consolidated financial statements for the six-month period ended June 30, 2018 for further detail on the Senior Notes and the Old Senior Notes.
As of June 30, 2019, we had an aggregate amount at risk under our repos with 24 counterparties of approximately $313.6 million, and as of December 31, 2018, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $306.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of June 30, 2019 and December 31, 2018 does not include approximately $2.7 million and $2.6 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of June 30, 2019, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with 10 counterparties of approximately $18.6 million. We also had $6.8 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2018, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with 12 counterparties of approximately $25.2 million. We also had $8.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of June 30, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with 10 counterparties of approximately $4.7 million. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $42.7 million and $44.7 million as of June 30, 2019 and December 31, 2018, respectively.
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
During the six-month period ended June 30, 2019, we repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million; we did not repurchase any shares during the three-month period ended June 30, 2019. From inception of the current repurchase plan through August 2, 2019, we repurchased 411,915 shares at an average price per share of $15.34 and a total cost of $6.3 million.
On July 22, 2019, we completed a follow-on offering of 3.5 million shares of our common stock, which generated net proceeds, after underwriters' discount and offering costs, of $60.7 million. On July 25, 2019, we issued an additional 525,000 shares of our common stock in connection with the exercise of the underwriters' option granted in the initial offering. The exercise of the underwriters' option resulted in net proceeds to us of an additional $9.1 million, after underwriters' discount and offering costs.
Additionally, on April 3, 2019, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell shares of common stock from time to time with a maximum aggregate gross offering price of up to $150 million. Through August 2, 2019 we have not yet issued shares of common stock under the ATM program.

We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to shareholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the notes to condensed consolidated financial statements for the six-month period ended June 30, 2019) for the periods indicated below:
Six-Month Period Ended June 30, 2019

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 14, 2019	$0.41	$12,496	March 1, 2019	March 15, 2019
March 11, 2019	0.14	4,267	March 29, 2019	April 25, 2019
April 5, 2019	0.14	4,267	April 30, 2019	May 28, 2019
May 7, 2019	0.14	4,267	May 31, 2109	June 25, 2019
June 7, 2019	0.14	4,267	June 28, 2019	July 25, 2019
Six-Month Period Ended June 30, 2018

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 6, 2018	$0.41	$12,850	March 1, 2018	March 15, 2018
May 2, 2018	0.41	12,650	June 1, 2018	June 15, 2018
On July 8, 2019, our Board of Directors approved a dividend in the amount of $0.14 per share payable on August 26, 2019 to stockholders of record as of July 31, 2019, and on August 7, 2019, our Board of Directors approved a dividend in the amount of $0.14 per share payable on September 25, 2019 to stockholders of record as of August 30, 2019.
For the six-month period ended June 30, 2019, our operating activities provided net cash in the amount of $43.3 million and our investing activities used net cash in the amount of $304.8 million. Our repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our repos) provided net cash of $229.6 million. We received $91.4 million in proceeds from the issuance of Total other secured borrowings, we used $32.6 million for principal payments on Other secured borrowings, and we used $1.0 million for Debt issuance costs, which were related to Other secured borrowings, at fair value. Thus our operating and investing activities, when combined with our repo financings, Other secured borrowings (net of repayments), provided net cash of $25.9 million for the six-month period ended June 30, 2019. In addition, contributions from non-controlling interests provided cash of $7.4 million. We used $25.3 million to pay dividends, $9.5 million for distributions to non-controlling interests (our joint venture partners), and $0.8 million to repurchase common stock. As a result there was a decrease in our cash holdings of $2.2 million, from $45.1 million as of December 31, 2018 to $42.8 million as of June 30, 2019.
For the six-month period ended June 30, 2018, our operating activities used net cash in the amount of $223.7 million, and our reverse repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our reverse repo agreements) provided net cash of $212.2 million. We received $51.2 million in proceeds from the issuance of Other secured borrowings, and we used $13.4 million for principal payments on Other secured borrowings. Thus our operating activities, when combined with our reverse repo financings and Other secured borrowings (net of repayments), provided net cash of $26.2 million for the six-month period ended June 30, 2018. In addition, contributions from non-controlling interests provided cash of $2.2 million. We used $25.5 million to pay dividends, $10.5 million for distributions to non-controlling interests (our joint venture partners), and $17.6 million to repurchase common shares. As a result there was a decrease in our cash holdings of $25.2 million, from $47.7 million as of December 31, 2017 to $22.5 million as of June 30, 2018.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 13 of the notes to our condensed consolidated financial statements for the six-month period ended June 30, 2019.
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 11 of the notes to our condensed consolidated financial statements for the six-month period ended June 30, 2019) and related to our financial derivatives (see Note 8 of the notes to our condensed consolidated financial statements for the six-month period ended June 30, 2019).
See Note 21 of the notes to our condensed consolidated financial statements for the six-month period ended June 30, 2019 for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 9, Note 10, and Note 13 of the notes to our condensed consolidated financial statements for the six-month period ended June 30, 2019 for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At June 30, 2019 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at June 30, 2019 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of June 30, 2019, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$8,064	1.36%	$10,431	1.76%	$(13,762)	(2.32)%	$(33,224)	(5.60)%
Non-Agency RMBS, CMBS, ABS and Loans	3,696	0.62%	7,608	1.28%	(3,481)	(0.59)%	(6,746)	(1.14)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(11,142)	(1.88)%	(22,761)	(3.84)%	10,665	1.80%	20,854	3.52%
Mortgage-Related Derivatives	9	—%	20	—%	(7)	—%	(13)	—%
Corporate Securities and Derivatives on Corporate Securities	(7)	—%	(15)	—%	7	—%	14	—%
Repurchase Agreements and Reverse Repurchase Agreements	(2,384)	(0.40)%	(4,751)	(0.80)%	2,395	0.40%	4,802	0.81%
Total	$(1,764)	(0.30)%	$(9,468)	(1.60)%	$(4,183)	(0.71)%	$(14,313)	(2.41)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our June 30, 2019 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from Ellington Financial Inc.'s Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, (vi) Consolidated Statement of Assets, Liabilities, and Equity, (vii) Consolidated Condensed Schedule of Investments, (viii) Consolidated Statement of Operations, (ix) Consolidated Statements of Changes in Equity, (x) Consolidated Statements of Cash Flows and (xi) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL INC.
Date:	August 9, 2019	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	August 9, 2019	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)