Form 10-Q
period 2019-09-30
Ellington Financial Inc.
filed 2019-11-08
CIK 1411342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	EFC	The New York Stock Exchange
6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	EFC PR A	The New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, $0.001 par value per share	33,774,386

ELLINGTON FINANCIAL INC.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30, 2019
(In thousands, except share amounts)	Expressed in U.S. Dollars
Assets
Cash and cash equivalents(1)	$33,251
Restricted cash(1)	175
Securities, at fair value	1,875,929
Loans, at fair value(1)	1,225,843
Investments in unconsolidated entities, at fair value(1)	70,435
Real estate owned(1)	44,423
Financial derivatives—assets, at fair value	12,740
Reverse repurchase agreements	36,473
Due from brokers(1)	66,162
Investment related receivables(1)	258,608
Other assets(1)	3,319
Total Assets	$3,627,358
Liabilities
Securities sold short, at fair value	$36,909
Repurchase agreements(1)	2,056,422
Financial derivatives—liabilities, at fair value	25,572
Due to brokers	5,978
Investment related payables(1)	200,745
Other secured borrowings(1)	91,151
Other secured borrowings, at fair value(1)	438,629
Senior notes, net	85,232
Accounts payable and accrued expenses(1)	4,579
Base management fee payable to affiliate	1,942
Dividend payable	4,833
Interest payable(1)	6,135
Other liabilities(1)	264
Total Liabilities	2,958,391
Commitments and contingencies (Note 21)
Equity
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 33,774,386 shares issued and outstanding	34
Additional paid-in-capital	734,628
Retained earnings (accumulated deficit)	(99,216)
Total Stockholders' Equity	635,446
Non-controlling interests(1)	33,521
Total Equity	668,967
Total Liabilities and Equity	$3,627,358

(1)
Ellington Financial Inc.'s Condensed Consolidated Balance Sheet includes assets and liabilities of variable interest entities it has consolidated. See Note 9 for additional details on Ellington Financial Inc.'s consolidated variable interest entities.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
(In thousands, except per share amounts)	Expressed in U.S. Dollars
Net Interest Income
Interest income	$39,985	$114,548
Interest expense	(19,954)	(57,275)
Total net interest income	20,031	57,273
Other Income (Loss)
Realized gains (losses) on securities and loans, net	3,368	(3,460)
Realized gains (losses) on financial derivatives, net	(9,360)	(31,850)
Realized gains (losses) on real estate owned, net	1,165	1,205
Unrealized gains (losses) on securities and loans, net	6,519	51,395
Unrealized gains (losses) on financial derivatives, net	1,473	(9,136)
Unrealized gains (losses) on real estate owned, net	(22)	(535)
Other, net	539	4,349
Total other income (loss)	3,682	11,968
Expenses
Base management fee to affiliate (Net of fee rebates of $503 and $1,458, respectively)(1)	1,942	5,324
Investment related expenses:
Servicing expense	1,940	6,578
Debt issuance costs related to Other secured borrowings, at fair value	—	1,671
Other	1,347	3,668
Professional fees	698	3,832
Compensation expense	712	2,687
Other expenses	1,156	3,194
Total expenses	7,795	26,954
Net Income (Loss) before Income Tax Expense and Earnings from Investments in Unconsolidated Entities	15,918	42,287
Income tax expense (benefit)	2	378
Earnings from investments in unconsolidated entities	2,796	6,947
Net Income (Loss)	18,712	48,856
Net Income (Loss) Attributable to Non-Controlling Interests	1,419	3,511
Net Income (Loss) Attributable to Common Stockholders	$17,293	$45,345
Net Income (Loss) per Share of Common Stock:
Basic and Diluted	$0.53	$1.47

(1)	See Note 13 for further details on management fee rebates.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
(In thousands, except share amounts)		Expressed in U.S. Dollars
BALANCE, January 1, 2019	29,796,601	$—	$665,356	$(101,523)	$563,833	$31,337	$595,170
Share conversion(1)	—	30	(30)	—	—	—	—
Net income (loss)				15,408	15,408	1,080	16,488
Contributions from non-controlling interests						2,512	2,512
Dividends(2)				(16,360)	(16,360)	(404)	(16,764)
Distributions to non-controlling interests						(4,306)	(4,306)
Adjustment to non-controlling interests			(4)		(4)	4	—
Repurchase of shares of common stock	(50,825)	—	(782)	—	(782)	—	(782)
Share-based long term incentive plan unit awards			114		114	2	116
BALANCE, March 31, 2019	29,745,776	30	664,654	(102,475)	562,209	30,225	592,434
Net income (loss)				12,644	12,644	1,012	13,656
Contributions from non-controlling interests						4,936	4,936
Dividends(2)				(12,493)	(12,493)	(308)	(12,801)
Distributions to non-controlling interests						(5,225)	(5,225)
Share-based long term incentive plan unit awards			110		110	4	114
BALANCE, June 30, 2019	29,745,776	30	664,764	(102,324)	562,470	30,644	593,114
Net income (loss)				17,293	17,293	1,419	18,712
Net proceeds from the issuance of common stock(3)	4,025,000	4	69,806	—	69,810	—	69,810
Contributions from non-controlling interests						9,428	9,428
Dividends(2)				(14,185)	(14,185)	(309)	(14,494)
Distributions to non-controlling interests						(7,719)	(7,719)
Adjustment to non-controlling interests			(56)		(56)	56	—
Share-based long term incentive plan unit awards	3,610	—	114		114	2	116
BALANCE, September 30, 2019	33,774,386	$34	$734,628	$(99,216)	$635,446	$33,521	$668,967

(1)	See Note 1 for further details on the share conversion.

(2)	For the three- and nine-month periods ended September 30, 2019, dividends totaling $0.42 and $1.39 per share of common stock outstanding were declared.

(3)	Net of underwriters' discount and offering costs.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine-Month Period Ended September 30, 2019
(In thousands)	Expressed in U.S. Dollars
Net cash provided by (used in) operating activities	$56,119
Cash Flows from Investing Activities:
Purchase of securities	(1,890,456)
Purchase of loans	(701,569)
Capital improvements of real estate owned	(240)
Proceeds from disposition of securities	1,353,755
Proceeds from disposition of loans	28,344
Contributions to investments in unconsolidated entities	(39,369)
Distributions from investments in unconsolidated entities	43,587
Proceeds from disposition of real estate owned	5,579
Proceeds from principal payments of securities	175,804
Proceeds from principal payments of loans	207,413
Proceeds from securities sold short	508,074
Repurchase of securities sold short	(549,782)
Payments on financial derivatives	(79,558)
Proceeds from financial derivatives	45,368
Payments made on reverse repurchase agreements	(4,171,036)
Proceeds from reverse repurchase agreements	4,343,602
Due from brokers, net	10,160
Due to brokers, net	(2,995)
Net cash provided by (used in) investing activities	(713,319)
Cash Flows from Financing Activities:
Net proceeds from the issuance of common stock(1)	70,035
Offering costs paid	(462)
Repurchase of common stock	(782)
Dividends paid	(39,226)
Contributions from non-controlling interests	16,876
Distributions to non-controlling interests	(17,250)
Proceeds from issuance of Other secured borrowings	28,490
Principal payments on Other secured borrowings	(51,439)
Borrowings under repurchase agreements	6,110,390
Repayments of repurchase agreements	(5,540,301)
Proceeds from issuance of Other secured borrowings, at fair value	70,988
Debt issuance costs paid	(1,034)
Due from brokers, net	(3,826)
Due to brokers, net	3,086
Net cash provided by (used in) financing activities	645,545
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(11,655)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	45,081
Cash, Cash Equivalents, and Restricted Cash, End of Period	$33,426

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Nine-Month Period Ended September 30, 2019
(In thousands)	Expressed in U.S. Dollars
Supplemental disclosure of cash flow information:
Interest paid	$58,298
Income tax paid	142
Dividends payable	4,833
Share-based long term incentive plan unit awards (non-cash)	346
Purchase of investments (non-cash)	(2,975)
Transfers from mortgage loans to real estate owned (non-cash)	18,314
Proceeds from principal payments of investments (non-cash)	78,887
Proceeds received from Other secured borrowings, at fair value (non-cash)	148,547
Principal payments on Other secured borrowings, at fair value (non-cash)	(78,887)
Repayments of repurchase agreements (non-cash)	(148,158)
Repayment of senior notes (non-cash)	(86,000)
Issuance of senior notes (non-cash)	86,000

(1)	Net proceeds from the issuance of common stock is net of underwriters' discount.

See Notes to Condensed Consolidated Financial Statements

ELLINGTON FINANCIAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Ellington Financial Operating Partnership LLC (the "Operating Partnership"), a 97.8% owned consolidated subsidiary of Ellington Financial Inc., was formed as a Delaware limited liability company on December 14, 2012 and commenced operations on January 1, 2013. All of Ellington Financial Inc.'s operations and business activities are conducted through the Operating Partnership. Ellington Financial Inc., the Operating Partnership, and their consolidated subsidiaries are hereafter collectively referred to as the "Company." All intercompany accounts are eliminated in consolidation.
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
The Company invests in a diverse array of financial assets, including residential and commercial mortgage loans, residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage- and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments.
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

•
Level 2—inputs to the valuation methodology other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Currently, the types of financial instruments that the Company generally includes in this category are RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," U.S. Treasury securities and sovereign debt, certain non-Agency RMBS, CMBS, CLOs, corporate debt, and actively traded derivatives such as interest rate swaps, foreign currency forwards, and other over-the-counter derivatives; and

•
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. The types of financial instruments that the Company generally includes in this category are certain RMBS, CMBS, CLOs, ABS, credit default swaps, or "CDS," on individual ABS, and total return swaps on distressed corporate debt, in each case where there is less price transparency. Also included in this category are residential and commercial mortgage loans, consumer loans, and private corporate debt and equity investments.

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
For mortgage-backed securities, or "MBS," TBAs, CLOs, and corporate debt and equity, management seeks to obtain at least one third-party valuation, and often obtains multiple valuations when available. Management has been able to obtain third-party valuations on the vast majority of these instruments and expects to continue to solicit third-party valuations in the future. Management generally values each financial instrument at the average of third-party valuations received and not rejected as described below. Third-party valuations are not binding, management may adjust the valuations it receives (e.g., downward adjustments for odd lots), and management may challenge or reject a valuation when, based on its validation criteria, management determines that such valuation is unreasonable or erroneous. Furthermore, based on its validation criteria, management may determine that the average of the third-party valuations received for a given financial instrument does not result in what management believes to be the fair value of such instrument, and in such circumstances management may override this average with its own good faith valuation. The validation criteria may take into account output from management's own models, recent trading activity in the same or similar instruments, and valuations received from third parties. The use of proprietary models requires the use of a significant amount of judgment and the application of various assumptions including, but not limited to, assumptions concerning future prepayment rates and default rates. Given their relatively high level of price transparency, Agency RMBS pass-throughs are typically classified as Level 2. Non-Agency RMBS, CMBS, Agency interest only and inverse interest only RMBS, CLOs, and corporate bonds are generally classified as either Level 2 or Level 3 based on analysis of available market data and/or third-party valuations. The Company's investments in distressed corporate debt can be in the form of loans as well as total return swaps on loans. These investments, as well as related non-listed equity investments, are generally designated as Level 3 assets. Valuations for total return swaps are typically based on prices of the underlying loans received from third-party pricing services. Private equity investments are generally classified as Level 3. Furthermore, the methodology used by the third-party valuation providers is reviewed at least annually by management, so as to ascertain whether such providers are utilizing observable market data to determine the valuations that they provide.
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
For residential and commercial mortgage loans, the Company generally accrues interest payments. Such loans are typically moved to non-accrual status if the loan becomes 90 days or more delinquent. The Company does not accrue interest payments on its consumer loans; interest payments are recorded upon receipt. Once consumer loans are more than 120 days past due, the Company will generally charge off such loans. The Company evaluates its charged-off loans and determines collectability, if any, on such loans.
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
(I) Financial Derivatives: The Company enters into various types of financial derivatives subject to its investment guidelines, which include restrictions associated with qualifying and maintaining qualification as a REIT. The Company's financial derivatives are predominantly subject to bilateral collateral arrangements or clearing in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act." The Company may be required to deliver or receive cash or securities as collateral upon entering into derivative transactions. In addition, changes in the relative value of derivative transactions may require the Company or the counterparty to post or receive additional collateral. In the case of cleared derivatives, the clearinghouse becomes the Company's counterparty and a futures commission merchant acts as an intermediary between the Company and the clearinghouse with respect to all facets of the related transaction, including the posting and receipt of required collateral. Cash collateral received by the Company is included in Due to brokers, on the Condensed Consolidated Balance Sheet. Conversely, cash collateral posted by the Company is included in Due from brokers, on the Condensed Consolidated Balance Sheet. The types of derivatives primarily utilized by the Company are swaps, TBAs, futures, options, and forwards.
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
(S) Long term incentive plan units: Long term incentive plan units of the Operating Partnership ("OP LTIP Units") have been issued to the Company's dedicated or partially dedicated personnel and certain of its directors as well as the Manager. Costs associated with OP LTIP Units issued to dedicated or partially dedicated personnel, or to the Company's directors, are measured as of the grant date based on the Company's closing stock price on the New York Stock Exchange and are amortized over the vesting period in accordance with ASC 718-10, Compensation—Stock Compensation. The vesting periods for OP LTIP Units are typically one year from issuance for non-executive directors, and are typically one year to two years from issuance for dedicated or partially dedicated personnel.
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
The Company follows the authoritative guidance on accounting for and disclosure of uncertainty on tax positions, which requires management to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For uncertain tax positions, the tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement. The Company did not have any unrecognized tax benefits resulting from tax positions related to the current period or its open tax years. In the normal course of business, the Company may be subject to examination by federal, state, local, and foreign jurisdictions, where applicable, for the current period and its open tax years. The Company may take positions with respect to certain tax issues which depend on legal interpretation of facts or applicable tax regulations. Should the relevant tax regulators successfully challenge any of such positions, the Company might be found to have a tax liability that has not been recorded in the accompanying consolidated financial statements. Also, management's conclusions regarding the authoritative guidance may be subject to review and adjustment at a later date based on changing tax laws, regulations, and interpretations thereof.
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

3. Valuation
The table below reflects the value of the Company's Level 1, Level 2, and Level 3 financial instruments that are measured at fair value on a recurring basis as of September 30, 2019:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Securities, at fair value:
Agency RMBS	$—	$1,541,508	$23,499	$1,565,007
Non-Agency RMBS	—	75,732	81,482	157,214
CMBS	—	27,206	12,368	39,574
CLOs	—	39,392	28,008	67,400
Asset-backed securities, backed by consumer loans	—	—	39,316	39,316
Corporate debt securities	—	—	3,182	3,182
Corporate equity securities	1,958	—	2,278	4,236
Loans, at fair value:
Residential mortgage loans	—	—	797,728	797,728
Commercial mortgage loans	—	—	260,626	260,626
Consumer loans	—	—	151,699	151,699
Corporate loans	—	—	15,790	15,790
Investment in unconsolidated entities, at fair value	—	—	70,435	70,435
Financial derivatives–assets, at fair value:
Credit default swaps on asset-backed securities	—	—	1,078	1,078
Credit default swaps on asset-backed indices	—	2,146	—	2,146
Credit default swaps on corporate bonds	—	41	—	41
Credit default swaps on corporate bond indices	—	5,060	—	5,060
Interest rate swaps	—	3,440	—	3,440
TBAs	—	142	—	142
Total return swaps	—	—	235	235
Futures	484	—	—	484
Forwards	—	114	—	114
Total assets	$2,442	$1,694,781	$1,487,724	$3,184,947
Liabilities:
Securities sold short, at fair value:
Government debt	$—	$(36,436)	$—	$(36,436)
Corporate debt securities	—	(473)	—	(473)
Financial derivatives–liabilities, at fair value:
Credit default swaps on asset-backed indices	—	(194)	—	(194)
Credit default swaps on corporate bonds	—	(186)	—	(186)
Credit default swaps on corporate bond indices	—	(11,185)	—	(11,185)
Interest rate swaps	—	(12,115)	—	(12,115)
TBAs	—	(904)	—	(904)
Futures	(67)	—	—	(67)
Total return swaps	—	(707)	(214)	(921)
Other secured borrowings, at fair value	—	—	(438,629)	(438,629)
Total liabilities	$(67)	$(62,200)	$(438,843)	$(501,110)

The following table identifies the significant unobservable inputs that affect the valuation of the Company's Level 3 assets and liabilities as of September 30, 2019:

	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Non-Agency RMBS	$29,780	Market Quotes	Non Binding Third-Party Valuation	$13.58	$164.58	$77.94
CMBS	11,240	Market Quotes	Non Binding Third-Party Valuation	5.75	82.38	66.76
CLOs	24,894	Market Quotes	Non Binding Third-Party Valuation	29.86	298.56	72.29
Agency interest only RMBS	3,257	Market Quotes	Non Binding Third-Party Valuation	3.03	19.27	9.47
Total return swaps - asset	235	Market Quotes	Non Binding Third-Party Valuation	53.50	95.00	88.56
Total return swaps - liability	(214)	Market Quotes	Non Binding Third-Party Valuation	53.50	54.50	54.00
Corporate debt and equity	2,670	Market Quotes	Non Binding Third-Party Valuation	97.25	100.50	98.65
Corporate loans	5,790	Market Quotes	Non Binding Third-Party Valuation	100.00	100.00	100.00
Non-Agency RMBS	51,702	Discounted Cash Flows	Yield	3.5%	57.8%	13.8%
			Projected Collateral Prepayments	29.7%	72.0%	58.5%
			Projected Collateral Losses	0.2%	11.7%	4.8%
			Projected Collateral Recoveries	0.0%	22.4%	7.6%
			Projected Collateral Scheduled Amortization	16.3%	52.2%	29.1%
						100.0%
Non-Agency CMBS	1,128	Discounted Cash Flows	Yield	25.0%	25.0%	25.0%
			Projected Collateral Losses	1.0%	1.0%	1.0%
			Projected Collateral Recoveries	3.1%	3.1%	3.1%
			Projected Collateral Scheduled Amortization	95.9%	95.9%	95.9%
						100.0%
Corporate debt and equity	2,790	Discounted Cash Flows	Yield	10.0%	10.0%	10.0%
CLOs	3,114	Discounted Cash Flows	Yield	15.7%	24.0%	19.6%
			Projected Collateral Prepayments	78.2%	83.0%	80.5%
			Projected Collateral Losses	10.4%	15.6%	14.0%
			Projected Collateral Recoveries	4.5%	6.2%	5.5%
						100.0%
ABS backed by consumer loans	39,316	Discounted Cash Flows	Yield	12.0%	24.5%	12.2%
			Projected Collateral Prepayments	0.0%	11.4%	9.5%
			Projected Collateral Losses	0.9%	48.0%	14.2%
			Projected Collateral Scheduled Amortization	52.0%	98.7%	76.3%
						100.0%

(continued)	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
Description				Min	Max
	(In thousands)
Consumer loans	$151,699	Discounted Cash Flows	Yield	7.0%	10.0%	8.1%
			Projected Collateral Prepayments	0.0%	43.9%	15.3%
			Projected Collateral Losses	3.3%	86.4%	8.2%
			Projected Collateral Scheduled Amortization	13.6%	87.2%	76.5%
						100.0%
Corporate loans	10,000	Discounted Cash Flows	Yield	15.0%	18.0%	16.5%
Performing commercial mortgage loans	222,219	Discounted Cash Flows	Yield	8.0%	12.6%	8.9%
Non-performing commercial mortgage loans	38,407	Discounted Cash Flows	Yield	10.3%	16.2%	11.2%
			Months to Resolution	1.0	5.0	2.5
Performing and re-performing residential mortgage loans	316,804	Discounted Cash Flows	Yield	3.3%	58.1%	5.6%
Securitized residential mortgage loans(1)(2)	466,297	Discounted Cash Flows	Yield	3.6%	10.0%	4.9%
Non-performing residential mortgage loans	14,628	Discounted Cash Flows	Yield	1.4%	37.6%	10.4%
			Months to Resolution	0.0	115.8	53.9
Credit default swaps on asset-backed securities	1,078	Net Discounted Cash Flows	Projected Collateral Prepayments	33.7%	40.2%	35.5%
			Projected Collateral Losses	10.8%	15.7%	11.8%
			Projected Collateral Recoveries	15.2%	19.9%	18.5%
			Projected Collateral Scheduled Amortization	30.7%	35.6%	34.2%
						100.0%
Agency interest only RMBS	20,242	Option Adjusted Spread ("OAS")	LIBOR OAS(3)	93	3,527	953
			Projected Collateral Prepayments	13.3%	100.0%	80.4%
			Projected Collateral Scheduled Amortization	0.0%	86.7%	19.6%
						100.0%
Investment in unconsolidated entities	34,715	Enterprise Value	Equity Price-to-Book(4)	1.0x	2.5x	1.3x
Investment in unconsolidated entities	3,000	Recent Transactions	Transaction Price	n/a	n/a	n/a
Investment in unconsolidated entities	32,720	Discounted Cash Flows	Yield(5)	4.6%	15.6%	9.7%
Other secured borrowings, at fair value(1)	(438,629)	Discounted Cash Flows	Yield	3.2%	10.0%	4.4%

(1)	Securitized residential mortgage loans and Other secured borrowings, at fair value, represent financial assets and liabilities of the Company's CFE as discussed in Note 2.

(2)	Includes $1.3 million of non-performing securitized residential mortgage loans.

(3)	Shown in basis points.

(4)	Represent an estimation of where market participants might value an enterprise on a price-to-book basis.

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

The tables below include a roll-forward of the Company's financial instruments for the three- and nine-month periods ended September 30, 2019 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
Level 3—Fair Value Measurement Using Significant Unobservable Inputs:
Three-Month Period Ended September 30, 2019

(In thousands)	Beginning Balance as of June 30, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2019
Assets:
Securities, at fair value:
Agency RMBS	$11,034	$(1,164)	$(621)	$696	$13,254	$—	$737	$(437)	$23,499
Non-Agency RMBS	96,790	(121)	7,836	(6,457)	6,483	(21,457)	5,808	(7,400)	81,482
CMBS	6,278	25	374	(302)	6,815	(1,474)	652	—	12,368
CLOs	17,222	(184)	1,158	184	—	(1,139)	15,287	(4,520)	28,008
Asset-backed securities backed by consumer loans	25,019	(611)	(100)	(320)	18,638	(3,310)	—	—	39,316
Corporate debt securities	4,081	—	(583)	142	6,425	(6,883)	—	—	3,182
Corporate equity securities	1,791	—	(768)	(61)	1,316	—	—	—	2,278
Loans, at fair value:
Residential mortgage loans	663,880	(2,241)	(400)	3,559	191,512	(58,582)	—	—	797,728
Commercial mortgage loans	260,034	(52)	(1)	507	32,426	(32,288)	—	—	260,626
Consumer loans	162,609	(6,474)	(1,055)	28	33,101	(36,510)	—	—	151,699
Corporate loans	5,000	—	—	—	10,790	—	—	—	15,790
Investment in unconsolidated entities, at fair value	69,676	—	(139)	2,935	9,643	(11,680)	—	—	70,435
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	1,090	—	16	(12)	10	(26)	—	—	1,078
Total return swaps	87	—	(15)	148	—	15	—	—	235
Total assets, at fair value	$1,324,591	$(10,822)	$5,702	$1,047	$330,413	$(173,334)	$22,484	$(12,357)	$1,487,724
Liabilities:
Financial derivatives–assets, at fair value-
Total return swaps	$—	$—	$48	$(214)	$—	$(48)	$—	$—	$(214)
Other secured borrowings, at fair value	(475,816)	—	—	(72)	37,259	—	—	—	(438,629)
Total liabilities, at fair value	$(475,816)	$—	$48	$(286)	$37,259	$(48)	$—	$—	$(438,843)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the three-month period ended September 30, 2019. For Level 3 financial instruments held by the Company at September 30, 2019, change in net unrealized gain (loss) of $(4.7) million, $4.1 million, $3.3 million, $0.1 million, $(0.2) million, and $(0.1) million, for the three-month period ended September 30, 2019 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.

At September 30, 2019, the Company transferred $12.4 million of assets from Level 3 to Level 2 and $22.5 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
Nine-Month Period Ended September 30, 2019

(In thousands)	Beginning Balance as of January 1, 2019	Accreted Discounts / (Amortized Premiums)	Net Realized Gain/ (Loss)	Change in Net Unrealized Gain/(Loss)	Purchases/ Payments	Sales/ Issuances	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance as of September 30, 2019
Assets:
Securities, at fair value:
Agency RMBS	$7,293	$(2,228)	$(1,228)	$1,430	$14,854	$(463)	$4,708	$(867)	$23,499
Non-Agency RMBS	91,291	104	7,187	(4,482)	10,239	(27,514)	14,633	(9,976)	81,482
CMBS	803	(16)	76	(73)	7,937	(221)	3,862	—	12,368
CLOs	14,915	(670)	(536)	1,889	816	(1,125)	15,287	(2,568)	28,008
Asset-backed securities backed by consumer loans	22,800	(1,580)	(765)	537	28,189	(9,865)	—	—	39,316
Corporate debt securities	6,318	22	(928)	65	9,257	(11,552)	—	—	3,182
Corporate equity securities	1,534	—	(910)	337	1,317	—	—	—	2,278
Loans, at fair value:
Residential mortgage loans	496,829	(4,515)	1,554	7,717	452,958	(156,815)	—	—	797,728
Commercial mortgage loans	195,301	1,087	1,412	(1,844)	128,839	(64,169)	—	—	260,626
Consumer loans	183,961	(22,432)	(4,565)	2,726	103,983	(111,974)	—	—	151,699
Corporate loan	—	—	—	—	15,790	—	—	—	15,790
Investment in unconsolidated entities, at fair value	72,298	276	1,545	5,125	40,097	(48,906)	—	—	70,435
Financial derivatives–assets, at fair value-
Credit default swaps on asset-backed securities	1,472	—	419	(394)	18	(437)	—	—	1,078
Total return swaps	—	—	1	235	—	(1)	—	—	235
Total assets, at fair value	$1,094,815	$(29,952)	$3,262	$13,268	$814,294	$(433,042)	$38,490	$(13,411)	$1,487,724
Liabilities:
Financial derivatives–assets, at fair value-
Total return swaps	$—	$—	$48	$(214)	$—	$(48)	$—	$—	$(214)
Other secured borrowings, at fair value	(297,948)	—	—	(32)	78,887	(219,536)	—	—	(438,629)
Total liabilities, at fair value	$(297,948)	$—	$48	$(246)	$78,887	$(219,584)	$—	$—	$(438,843)
All amounts of net realized and change in net unrealized gain (loss) in the table above are reflected in the accompanying Condensed Consolidated Statement of Operations. The table above incorporates changes in net unrealized gain (loss) for both Level 3 financial instruments held by the Company at September 30, 2019, as well as Level 3 financial instruments disposed of by the Company during the nine-month period ended September 30, 2019. For Level 3 financial instruments held by the Company at September 30, 2019, change in net unrealized gain (loss) of $(0.4) million, $10.2 million, $2.4 million, $(0.2) million, $(0.2) million, and $(32) thousand, for the nine-month period ended September 30, 2019 relate to securities, loans, investments in unconsolidated entities, financial derivatives–assets, financial derivatives–liabilities, and other secured borrowings, at fair value, respectively.
At September 30, 2019, the Company transferred $13.4 million of assets from Level 3 to Level 2 and $38.5 million from Level 2 to Level 3. Transfers between these hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. The leveling of each financial instrument is reassessed at the end of each period, and is based on pricing information received from third-party pricing sources.
The following table summarizes the estimated fair value of all other financial instruments not measured at fair value on a recurring basis as of September 30, 2019:

(In thousands)	Fair Value	Carrying Value
Other financial instruments
Assets:
Cash and cash equivalents	$33,251	$33,251
Restricted cash	175	175
Due from brokers	66,162	66,162
Reverse repurchase agreements	36,473	36,473
Liabilities:
Repurchase agreements	2,056,422	2,056,422
Other secured borrowings	91,151	91,151
Senior notes, net	86,952	85,232
Due to brokers	5,978	5,978
Cash and cash equivalents includes cash held in an interest bearing overnight account, for which fair value equals the carrying value, and cash held in money market accounts, which are liquid in nature and for which fair value equals the carrying value; such assets are considered Level 1. Restricted cash includes cash held in a segregated account for which fair value equals the carrying value; such assets are considered Level 1. Due from brokers and Due to brokers include collateral transferred to or received from counterparties, along with receivables and payables for open and/or closed derivative positions. These receivables and payables are short term in nature and any collateral transferred consists primarily of cash; fair value of these items is approximated by carrying value and such items are considered Level 1. The Company's reverse repurchase agreements, repurchase agreements, and other secured borrowings are carried at cost, which approximates fair value due to their short term nature. Reverse repurchase agreements, repurchase agreements, and other secured borrowings are classified as Level 2 based on the adequacy of the collateral and their short term nature. The Senior notes are considered Level 3 liabilities given the relative unobservability of the most significant inputs to valuation estimation as well as the lack of trading activity of these instruments. As of September 30, 2019, the estimated fair value of the Company's Senior notes was based on a third-party valuation.

4. Investment in Securities
The Company's securities portfolio primarily consists of Agency RMBS, non-Agency RMBS, CMBS, CLOs, ABS backed by consumer loans, and corporate debt and equity. The following table details the Company's investment in securities as of September 30, 2019.

				Gross Unrealized			Weighted Average
($ in thousands)	Current Principal	Unamortized Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon(1)	Yield	Life (Years)(2)
Long:
Agency RMBS:
15-year fixed-rate mortgages	$176,990	$3,542	$180,532	$1,710	$(250)	$181,992	3.09%	2.41%	3.27
20-year fixed-rate mortgages	820	53	873	8	—	881	4.54%	3.00%	4.75
30-year fixed-rate mortgages	1,132,923	55,885	1,188,808	13,225	(2,593)	1,199,440	4.24%	3.13%	5.64
Adjustable rate mortgages	10,772	387	11,159	83	(62)	11,180	3.98%	2.26%	2.56
Reverse mortgages	123,557	8,606	132,163	2,325	(22)	134,466	4.45%	2.86%	6.84
Interest only securities	n/a	n/a	35,775	1,920	(647)	37,048	2.40%	9.03%	3.50
Non-Agency RMBS	250,196	(106,851)	143,345	12,937	(2,668)	153,614	3.63%	6.66%	5.26
CMBS	71,217	(38,214)	33,003	3,115	(26)	36,092	3.44%	9.38%	8.66
Non-Agency interest only securities	n/a	n/a	5,146	1,936	—	7,082	0.98%	20.49%	3.41
CLOs	n/a	n/a	68,187	569	(1,356)	67,400	3.23%	15.56%	5.58
ABS backed by consumer loans	47,785	(8,817)	38,968	628	(280)	39,316	14.86%	14.43%	1.19
Corporate debt	24,067	(20,990)	3,077	106	(1)	3,182	—%	11.06%	1.34
Corporate equity	n/a	n/a	3,804	432	—	4,236	n/a	n/a	n/a
Total Long	1,838,327	(106,399)	1,844,840	38,994	(7,905)	1,875,929	4.20%	4.29%	5.34
Short:
Corporate debt	(450)	(6)	(456)	1	(18)	(473)	5.46%	5.21%	5.17
U.S. Treasury securities	(26,260)	(29)	(26,289)	—	(441)	(26,730)	2.00%	2.00%	5.61
European sovereign bonds	(9,484)	(158)	(9,642)	—	(64)	(9,706)	0.75%	0.12%	1.83
Total Short	(36,194)	(193)	(36,387)	1	(523)	(36,909)	1.72%	1.54%	4.61
Total	$1,802,133	$(106,592)	$1,808,453	$38,995	$(8,428)	$1,839,020	4.25%	4.24%	5.35

(1)	Weighted average coupon represents the weighted average coupons of the securities, rather than, in the case of collateralized securities, the coupon rates or loan rates on the underlying collateral.

(2)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

The following table details weighted average life of the Company's Agency RMBS as of September 30, 2019.

($ in thousands)	Agency RMBS			Agency Interest Only Securities
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(2)	Fair Value	Amortized Cost	Weighted Average Coupon(2)
Less than three years	$305,530	$303,273	4.46%	$12,616	$12,400	3.02%
Greater than three years and less than seven years	721,685	714,126	4.12%	24,432	23,375	2.07%
Greater than seven years and less than eleven years	495,138	490,615	3.91%	—	—	—%
Greater than eleven years	5,606	5,521	3.55%	—	—	—%
Total	$1,527,959	$1,513,535	4.12%	$37,048	$35,775	2.40%

(1)
Average lives of RMBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

(2)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details weighted average life of the Company's long non-Agency RMBS, CMBS, and CLOs and other securities as of September 30, 2019.

($ in thousands)	Non-Agency RMBS and CMBS			Non-Agency IOs			CLOs and Other Securities(2)
Estimated Weighted Average Life(1)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)	Fair Value	Amortized Cost	Weighted Average Coupon(3)
Less than three years	$45,363	$42,229	2.48%	$3,290	$1,983	—%	$45,890	$45,239	12.96%
Greater than three years and less than seven years	73,889	66,788	4.92%	3,792	3,163	1.59%	62,386	63,584	3.35%
Greater than seven years and less than eleven years	55,218	51,072	3.57%	—	—	—%	1,622	1,409	—%
Greater than eleven years	15,236	16,259	1.13%	—	—	—%	—	—	—%
Total	$189,706	$176,348	3.60%	$7,082	$5,146	0.98%	$109,898	$110,232	7.25%

(1)
Average lives of MBS are generally shorter than stated contractual maturities. Average lives are affected by the contractual maturities of the underlying mortgages, scheduled periodic payments of principal, and unscheduled prepayments of principal.

(2)	Other Securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.

(3)	Weighted average coupon represents the weighted average coupons of the securities, rather than the coupon rates or loan rates on the underlying collateral.
The following table details the components of interest income by security type for the three- and nine-month periods ended September 30, 2019:

(In thousands)	Three-Month Period Ended September 30, 2019			Nine-Month Period Ended September 30, 2019
Security Type	Coupon Interest	Net Amortization	Interest Income	Coupon Interest	Net Amortization	Interest Income
Agency RMBS	$16,026	$(6,290)	$9,736	$42,681	$(15,883)	$26,798
Non-Agency RMBS and CMBS	3,383	430	3,813	10,514	1,666	12,180
CLOs	3,480	(627)	2,853	11,391	(1,138)	10,253
Other securities(1)	1,670	(611)	1,059	4,706	(1,528)	3,178
Total	$24,559	$(7,098)	$17,461	$69,292	$(16,883)	$52,409

(1)	Other securities includes asset-backed securities, backed by consumer loans, corporate debt, and U.S. Treasury securities.
For the three- and nine-month periods ended September 30, 2019 the Catch-Up Premium Amortization Adjustment was $(1.5) million and $(2.9) million, respectively.

The following table presents proceeds from sales and the resulting realized gains and (losses) of the Company's securities for the three- and nine-month periods ended September 30, 2019.

(In thousands)	Three-Month Period Ended September 30, 2019				Nine-Month Period Ended September 30, 2019
Security Type	Proceeds(1)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)	Proceeds(1)	Gross Realized Gains	Gross Realized Losses	Net Realized Gain (Loss)
Agency RMBS	$331,572	$4,511	$(696)	$3,815	$719,082	$6,955	$(3,800)	$3,155
Non-Agency RMBS and CMBS	16,496	9,606	(1,093)	8,513	165,180	11,356	(5,726)	5,630
CLOs	2,060	1,287	(7,267)	(5,980)	58,157	1,169	(10,999)	(9,830)
Other securities(2)	138,000	63	(1,575)	(1,512)	602,443	800	(3,368)	(2,568)
Total	$488,128	$15,467	$(10,631)	$4,836	$1,544,862	$20,280	$(23,893)	$(3,613)

(1)	Includes proceeds on sales of securities not yet settled as of period end.

(2)	Other securities includes asset-backed securities, backed by consumer loans, corporate debt and equity, exchange-traded equity, and U.S. Treasury securities.
The following table presents the fair value and gross unrealized losses of our long securities by length of time that such securities have been in an unrealized loss position at September 30, 2019.

(In thousands)	Less than 12 Months		Greater than 12 Months		Total
Security Type	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency RMBS	$65,476	$(578)	$185,049	$(2,996)	$250,525	$(3,574)
Non-Agency RMBS and CMBS	26,133	(842)	42,111	(1,852)	68,244	(2,694)
CLOs	17,905	(1,174)	4,222	(182)	22,127	(1,356)
Other securities(1)	9,522	(108)	3,003	(173)	12,525	(281)
Total	$119,036	$(2,702)	$234,385	$(5,203)	$353,421	$(7,905)

(1)	Other securities includes asset-backed securities, backed by consumer loans, corporate debt and equity, and U.S. Treasury securities.
As described in Note 2, the Company evaluates the cost basis of its securities for impairment on at least a quarterly basis. For the three- and nine-month periods ended September 30, 2019, the Company recognized an impairment charge of $10.1 million and $16.1 million, respectively, on the cost basis of its securities, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. For each of the remaining securities in a loss position at September 30, 2019, the unrealized loss is due to market conditions and not to a change in the credit quality of the securities. In addition, any unrealized losses on the Company’s Agency RMBS accounted for under ASC 320 are not due to credit losses given their explicit guarantee of principal and interest by the issuing government agency or government-sponsored enterprise, but rather are due to changes in interest rates and prepayment expectations.
5. Investment in Loans
The Company invests in various types of loans, such as residential mortgage, commercial mortgage, consumer loans, and corporate loans. As discussed in Note 2, the Company has elected the FVO for its investments in loans. The following table is a summary of the Company's investments in loans as of September 30, 2019:

Loan Type	Unpaid Principal Balance	Fair Value
	(In thousands)
Residential mortgage loans	$780,920	$797,728
Commercial mortgage loans	285,252	260,626
Consumer loans	148,042	151,699
Corporate loans	15,790	15,790
Total	$1,230,004	$1,225,843

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
The following table provides details, by accrual status, for loans that are 90 days or more past due as of September 30, 2019:

(In thousands)	Unpaid Principal Balance	Fair Value
90 days or more past due—non-accrual status
Residential mortgage loans	$18,961	$16,521
Commercial mortgage loans	62,286	38,407
Consumer loans	1,367	1,254
Residential Mortgage Loans
The table below details certain information regarding the Company's residential mortgage loans as of September 30, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield	Life (Years)(1)
Residential mortgage loans, held-for-investment(2)	$780,920	$6,748	$787,668	$11,309	$(1,249)	$797,728	6.45%	5.46%	1.47

(1)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.

(2)	Includes $466.3 million of non-QM loans that have been securitized and are held in consolidated securitization trusts; see Note 10.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's residential mortgage loans as of September 30, 2019:

Property Location by State	Percentage of Total Outstanding Unpaid Principal Balance
California	48.9%
Florida	12.9%
Texas	12.1%
Colorado	3.7%
Arizona	2.7%
Utah	1.9%
Oregon	1.8%
Washington	1.7%
Nevada	1.6%
Massachusetts	1.5%
Illinois	1.4%
New York	1.4%
Maryland	1.1%
Other	7.3%
100.0%

The following table presents information on the Company's residential mortgage loans by re-performing or non-performing status, as of September 30, 2019.

(In thousands)	Unpaid Principal Balance	Fair Value
Re-performing	$14,992	$13,018
Non-performing	17,942	15,940
As described in Note 2, the Company evaluates the cost basis of its residential mortgage loans for impairment on at least a quarterly basis. For the three- and nine-month periods ended September 30, 2019, the Company recognized an impairment charge of $0.3 million and $0.7 million, respectively, on the cost basis of its residential mortgage loans, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. The impairment charge recognized for the three-month period ended September 30, 2019, where the fair value of the residential mortgage loans was less than their carrying amount, related to residential mortgage loans with an aggregate unpaid principal balance of $4.1 million and fair value of $3.3 million.
As of September 30, 2019, the Company had residential mortgage loans that were in the process of foreclosure with a fair value of $9.7 million.
Commercial Mortgage Loans
The table below details certain information regarding the Company's commercial mortgage loans as of September 30, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield(1)	Life (Years)(2)
Commercial mortgage loans, held-for-investment	$285,252	$(25,055)	$260,197	$512	$(83)	$260,626	8.48%	9.24%	1.02

(1)	Excludes commercial mortgage loans, held at par in non-accrual status, with a fair value of $10.7 million.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below summarizes the geographic distribution of the real estate collateral underlying the Company's commercial mortgage loans as of September 30, 2019:

Property Location by State	Percentage of Total Outstanding Unpaid Principal Balance
Florida	24.4%
New York	17.3%
Connecticut	16.6%
New Jersey	13.0%
Virginia	6.6%
Massachusetts	4.6%
North Carolina	3.8%
Arizona	3.7%
Indiana	2.1%
Pennsylvania	1.6%
Nevada	1.4%
Tennessee	1.4%
Louisiana	1.3%
Illinois	1.2%
Other	1.0%
100.0%

As of September 30, 2019, the Company had five non-performing commercial mortgage loans with an unpaid principal balance and fair value of $62.3 million and $38.4 million, respectively. The Company evaluates the cost basis of its commercial mortgage loans for impairment on at least a quarterly basis.
As of September 30, 2019, the Company did not have any commercial mortgage loans that were in the process of foreclosure.
Consumer Loans
The table below details certain information regarding the Company's consumer loans as of September 30, 2019:

				Gross Unrealized			Weighted Average
($ in thousands)	Unpaid Principal Balance	Premium (Discount)	Amortized Cost	Gains	Losses	Fair Value(1)	Life (Years)(2)	Delinquency (Days)
Consumer loans, held-for-investment	$148,042	$1,739	$149,781	$2,357	$(439)	$151,699	0.74	5

(1)	Includes $0.6 million of charged-off loans for which the Company has determined that it is probable the servicer will be able to collect principal and interest.

(2)	Average lives of loans are generally shorter than stated contractual maturities. Average lives are affected by scheduled periodic payments of principal and unscheduled prepayments of principal.
The table below provides details on the delinquency status of the Company's consumer loans, which the Company uses as an indicator of credit quality, as of September 30, 2019:

Days Past Due	Delinquency Status(1)
Current	94.5%
30-59 Days	2.4%
60-89 Days	1.7%
90-119 Days	1.4%
100.0%

(1)	As a percentage of total unpaid principal balance.
During the three- and nine-month periods ended September 30, 2019, the Company charged off $4.9 million and $13.9 million, respectively, of unpaid principal balance of consumer loans that were greater than 120 days delinquent. As of September 30, 2019, the Company held charged-off consumer loans with an aggregate fair value of $0.6 million for which the Company has determined that it is probable the servicer will be able to collect principal and interest.
As described in Note 2, the Company evaluates the cost basis of its pools of consumer loans for impairments on at least a quarterly basis. For the three- and nine-month period ended September 30, 2019, the Company recognized an impairment charge of $1.1 million and $4.6 million, respectively, on the cost basis of its consumer loan pools, which is included in Realized gains (losses) on securities and loans, net, on the Condensed Consolidated Statement of Operations. The impairment charge recognized for the three-month period ended September 30, 2019, where the fair value of the consumer loan pools was less than their carrying amount, related to consumer loan pools with an aggregate unpaid principal balance of $58.5 million and fair value of $60.6 million.
Corporate Loans
The table below details certain information regarding the Company's corporate loans as of September 30, 2019:

			Weighted Average
($ in thousands)	Unpaid Principal Balance	Fair Value	Rate	Remaining Term (Years)
Corporate loans, held-for-investment(1)(2)	$15,790	$15,790	17.53%	1.52

(1)	See Note 13 for further details on the Company's transactions involving a loan originator in which the Company also holds an equity investment.

(2)	See Note 21 for further details on the Company's unfunded commitments related to certain of its corporate loans.

6. Investments in Unconsolidated Entities
As of September 30, 2019 the Company had various equity investments in entities where the Company has the ability to exert significant influence over such entity, but does not control such entity. In these cases the criteria for consolidation have not been met and the Company is required to account for such investments under ASC 323-10; the Company has elected the FVO for its investments in unconsolidated entities. As of September 30, 2019, the Company's investments in unconsolidated entities had an aggregate fair value of $70.4 million, which is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value. For the three- and nine-month periods ended September 30, 2019 the Company recognized $2.8 million and $6.9 million, respectively, in Earnings from investments in unconsolidated entities, on its Condensed Consolidated Statement of Operations. Certain of the entities that the Company accounts for under ASC 323-10 are deemed to be VIEs, and the maximum amount at risk is generally limited to the Company's investment in the VIE. As of September 30, 2019, the fair value of the Company's investments in unconsolidated entities that have been deemed to be VIEs was $31.2 million.
The following table provides details about the Company's investments in unconsolidated entities as of September 30, 2019:

Investment in Unconsolidated Entity	Form of Investment	Percentage Ownership of Unconsolidated Entity
Longbridge Financial, LLC(1)	Preferred shares	49.7%
LendSure Mortgage Corp.(1)	Common shares	45.0%
Jepson Holdings Limited(1)(2)	Membership Interest	30.1%
Elizon AFG 2018-1 LLC(1)(2)	Membership Interest	12.0%
Elizon DB 2015-1 LLC(1)(2)	Membership Interest	4.9%
Other	Various	7.7%–55.0%

(1)	See Note 13 for additional details on the Company's related party transactions.

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

7. Real Estate Owned
As discussed in Note 2, the Company obtains possession of REO as a result of foreclosures on the associated mortgage loans. The following table details activity in the Company's carrying value of REO for the three- and nine-month periods ended September 30, 2019.

	Three-Month Period Ended September 30, 2019		Nine-Month Period Ended September 30, 2019
	Number of Properties	Carrying Value	Number of Properties	Carrying Value
		(In thousands)		(In thousands)
Beginning Balance (6/30/2019 and 1/1/2019, respectively)	20	$47,621	20	$30,778
Transfers from mortgage loans	1	601	5	18,314
Capital expenditures and other adjustments to cost		—		240
Adjustments to record at the lower of cost or fair value		6		(257)
Disposals	(7)	(3,805)	(11)	(4,652)
Ending Balance (9/30/2019)	14	$44,423	14	$44,423
During the three-month period ended September 30, 2019, the Company sold seven REO properties, realizing a net gain (loss) of approximately $1.2 million. During the nine-month period ended September 30, 2019, the Company sold eleven REO properties, realizing a net gain (loss) of approximately $1.2 million. Such realized gains (losses) are included in Realized gains (losses) on real estate owned, net, on the Company's Condensed Consolidated Statement of Operations. As of September 30, 2019 all of the Company's REO had been obtained as a result of obtaining physical possession through foreclosure. As of September 30, 2019, the Company had REO measured at fair value on a non-recurring basis of $20.0 million.

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
The following table details the fair value of the Company's holdings of financial derivatives as of September 30, 2019:

September 30, 2019
(In thousands)
Financial derivatives–assets, at fair value:
TBA securities purchase contracts	$43
TBA securities sale contracts	99
Fixed payer interest rate swaps	1,760
Fixed receiver interest rate swaps	1,680
Credit default swaps on asset-backed securities	1,078
Credit default swaps on asset-backed indices	2,146
Credit default swaps on corporate bonds	41
Credit default swaps on corporate bond indices	5,060
Total return swaps	235
Futures	484
Forwards	114
Total financial derivatives–assets, at fair value	12,740
Financial derivatives–liabilities, at fair value:
TBA securities sale contracts	(904)
Fixed payer interest rate swaps	(12,099)
Fixed receiver interest rate swaps	(16)
Credit default swaps on asset-backed indices	(194)
Credit default swaps on corporate bonds	(186)
Credit default swaps on corporate bond indices	(11,185)
Total return swaps	(921)
Futures	(67)
Total financial derivatives–liabilities, at fair value	(25,572)
Total	$(12,832)

Interest Rate Swaps
The following table provides information about the Company's fixed payer interest rate swaps as of September 30, 2019:

			Weighted Average
Maturity	Notional Amount(1)	Fair Value(1)	Pay Rate(2)(3)	Receive Rate(2)	Remaining Years to Maturity(4)
	(In thousands)
2020	$68,607	$92	1.74%	2.16%	0.50
2021	169,567	(610)	1.86	2.19	1.76
2023	101,012	(1,773)	2.06	2.18	3.54
2024	52,426	(126)	1.72	2.24	4.68
2026	73,782	1,059	1.67	2.15	6.75
2028	32,942	(2,356)	2.40	2.17	8.59
2029	76,773	(4,630)	2.25	2.24	9.58
2030	685	(60)	2.38	2.14	11.15
2036	1,100	33	n/a	n/a	16.39
2049	7,020	(1,968)	2.89	2.32	29.28
Total	$583,914	$(10,339)	1.98%	2.19%	4.60

(1)	Includes forward-starting interest rate swaps with a notional amount of $85.2 million and fair value of $1.3 million.

(2)	Excludes forward-starting interest rate swaps.

(3)	Including forward-starting interest rate swaps the total weighted average pay rate was1.87%.

(4)	Includes forward-starting interest rate swaps, all of which start within six months of period end.
The following table provides information about the Company's fixed receiver interest rate swaps as of September 30, 2019:

			Weighted Average
Maturity	Notional Amount	Fair Value	Pay Rate	Receive Rate	Remaining Years to Maturity
	(In thousands)
2021	$12,500	$23	2.15%	1.75%	1.97
2022	53,974	309	2.13	1.85	2.42
2023	48,657	803	2.16	2.00	3.51
2024	11,342	456	2.32	2.33	4.48
2029	5,800	73	2.20	1.72	9.87
Total	$132,273	$1,664	2.16%	1.93%	3.28

Credit Default Swaps
The following table provides information about the Company's credit default swaps as of September 30, 2019:

Type(1)	Notional	Fair Value	Weighted Average Remaining Term (Years)
	(In thousands)
Asset:
Long:
Credit default swaps on asset-backed indices	$729	$9	23.78
Credit default swaps on corporate bonds	430	2	0.72
Credit default swaps on corporate bond indices	130,743	4,920	2.68
Short:
Credit default swaps on asset-backed securities	(2,750)	1,078	15.90
Credit default swaps on asset-backed indices	(25,960)	2,137	37.05
Credit default swaps on corporate bonds	(2,118)	39	0.52
Credit default swaps on corporate bond indices	(1,940)	140	4.22
Liability:
Long:
Credit default swaps on asset-backed indices	361	(155)	29.62
Credit default swaps on corporate bonds	2,114	(58)	0.57
Short:
Credit default swaps on asset-backed indices	(4,500)	(39)	40.57
Credit default swaps on corporate bonds	(7,500)	(128)	0.58
Credit default swaps on corporate bond indices	(218,547)	(11,185)	2.40
	$(128,938)	$(3,240)	10.44

(1)	Long notional represents contracts where the Company has written protection and short notional represents contracts where the Company has purchased protection.
Futures
The following table provides information about the Company's short positions in futures as of September 30, 2019:

Description	Notional Amount	Fair Value	Remaining Months to Expiration
	(In thousands)
U.S. Treasury futures	$(20,900)	$285	2.75
Eurodollar futures	(21,000)	(67)	5.60
Currency futures	(12,128)	199	2.57
Total	$(54,028)	$417	3.82
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

As of September 30, 2019, the Company had outstanding TBA purchase and sale contracts as follows:

TBA Securities	Notional Amount(1)	Cost Basis(2)	Market Value(3)	Net Carrying Value(4)
(In thousands)
Purchase contracts:
Assets	$28,789	$29,709	$29,752	$43
	28,789	29,709	29,752	43
Sale contracts:
Assets	(136,628)	(141,297)	(141,198)	99
Liabilities	(729,158)	(762,438)	(763,342)	(904)
	(865,786)	(903,735)	(904,540)	(805)
Total TBA securities, net	$(836,997)	$(874,026)	$(874,788)	$(762)

(1)	Notional amount represents the principal balance of the underlying Agency RMBS.

(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.

(3)	Market value represents the current market value of the underlying Agency RMBS (on a forward delivery basis) as of period end.

(4)
Net carrying value represents the difference between the market value of the TBA contract as of period end and the cost basis, and is reported in Financial derivatives-assets, at fair value and Financial derivatives-liabilities, at fair value on the Condensed Consolidated Balance Sheet.

Gains and losses on the Company's derivative contracts for the three-month period ended September 30, 2019 are summarized in the table below:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$82	$34	$116	$171	$(2,598)	$(2,427)
Credit default swaps on asset-backed securities	Credit		16	16		(12)	(12)
Credit default swaps on asset-backed indices	Credit		(261)	(261)		(81)	(81)
Credit default swaps on corporate bond indices	Credit		(1,113)	(1,113)		909	909
Credit default swaps on corporate bonds	Credit		(259)	(259)		268	268
Total return swaps	Equity Market/Credit		251	251		(716)	(716)
TBAs	Interest Rate		(5,067)	(5,067)		1,542	1,542
Futures	Interest Rate/Currency		(3,551)	(3,551)		1,627	1,627
Forwards	Currency		525	525		379	379
Total		$82	$(9,425)	$(9,343)	$171	$1,318	$1,489

(1)
Includes gain/(loss) on foreign currency transactions on financial derivatives in the amount of $17 thousand for the three-month period ended September 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $16 thousand for the three-month period ended September 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

Gains and losses on the Company's derivative contracts for the nine-month period ended September 30, 2019 are summarized in the table below:

Derivative Type	Primary Risk Exposure	Net Realized Gains (Losses) on Periodic Settlements of Interest Rate Swaps	Net Realized Gains (Losses) on Financial Derivatives Other Than Periodic Settlements of Interest Rate Swaps(1)	Net Realized Gains (Losses) on Financial Derivatives(1)	Change in Net Unrealized Gains (Losses) on Accrued Periodic Settlements of Interest Rate Swaps	Change in Net Unrealized Gains (Losses) on Financial Derivatives Other Than on Accrued Periodic Settlements of Interest Rate Swaps(2)	Change in Net Unrealized Gains (Losses) on Financial Derivatives(2)
(In thousands)
Interest rate swaps	Interest Rate	$852	$(1,117)	$(265)	$(60)	$(11,915)	$(11,975)
Credit default swaps on asset-backed securities	Credit		419	419		(394)	(394)
Credit default swaps on asset-backed indices	Credit		(1,245)	(1,245)		(832)	(832)
Credit default swaps on corporate bond indices	Credit		(4,387)	(4,387)		(1,026)	(1,026)
Credit default swaps on corporate bonds	Credit		(764)	(764)		1,110	1,110
Total return swaps	Equity Market/Credit		(1,046)	(1,046)		(681)	(681)
TBAs	Interest Rate		(17,183)	(17,183)		3,680	3,680
Futures	Interest Rate/Currency		(8,365)	(8,365)		761	761
Forwards	Currency		1,068	1,068		228	228
Options	Interest Rate		(35)	(35)		1	1
Total		$852	$(32,655)	$(31,803)	$(60)	$(9,068)	$(9,128)

(1)
Includes gain/(loss) on foreign currency transactions on financial derivatives in the amount of $47 thousand for the nine-month period ended September 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

(2)
Includes foreign currency remeasurement on financial derivatives in the amount of $8 thousand for the nine-month period ended September 30, 2019, which is included on the Condensed Consolidated Statement of Operations in Other, net.

The table below details the average notional values of the Company's financial derivatives, using absolute value of month end notional values, for the nine-month period ended September 30, 2019:

Derivative Type	Nine-Month Period Ended September 30, 2019
(In thousands)
Interest rate swaps	$730,908
TBAs	1,087,157
Credit default swaps	410,213
Total return swaps	39,779
Futures	199,246
Options	25,772
Forwards	33,360
Warrants	2,281
From time to time the Company enters into credit derivative contracts for which the Company sells credit protection ("written credit derivatives"). As of September 30, 2019, all of the Company's open written credit derivatives were credit default swaps on either mortgage/asset-backed indices (ABX and CMBX indices) or corporate bond indices (CDX), collectively referred to as credit indices, or on individual corporate bonds, for which the Company receives periodic payments at fixed rates from credit protection buyers, and is obligated to make payments to the credit protection buyer upon the occurrence of a "credit event" with respect to underlying reference assets.

Written credit derivatives held by the Company at September 30, 2019 are summarized below:

Credit Derivatives	September 30, 2019
(In thousands)
Fair Value of Written Credit Derivatives, Net	$4,718
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(2,581)
Notional Value of Written Credit Derivatives (2)	134,377
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(84,029)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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

A credit default swap on a credit index or a corporate bond typically terminates at the stated maturity date in the case of corporate indices or bonds, or, in the case of ABX and CMBX indices, the date that all of the reference assets underlying the index are paid off in full, retired, or otherwise cease to exist. Implied credit spreads may be used to determine the market value of such contracts and are reflective of the cost of buying/selling credit protection. Higher spreads would indicate a greater likelihood that a seller will be obligated to perform (i.e., make protection payments) under the contract. In situations where the credit quality of the underlying reference assets has deteriorated, the percentage of notional values that would be paid up front to enter into a new such contract ("points up front") is frequently used as an indication of credit risk. Credit protection sellers entering the market in such situations would expect to be paid points up front corresponding to the approximate fair value of the contract. For the Company's written credit derivatives that were outstanding at September 30, 2019, implied credit spreads on such contracts ranged between 14.0 and 449.1 basis points. Excluded from these spread ranges are contracts outstanding for which the individual spread is greater than 2,000 basis points. The Company believes that these contracts would be quoted based on estimated points up front. The total fair value of contracts with individual implied credit spreads in excess of 2,000 basis points was $(0.2) million as of September 30, 2019. Estimated points up front on these contracts as of September 30, 2019 ranged between 55.9 and 82.3 points. Total net up-front payments (paid) or received relating to written credit derivatives outstanding at September 30, 2019 were $(3.2) million.

9. Consolidated VIEs
As discussed in Note 2, the Company has interests in entities that it has determined to be VIEs. The following table summarizes the assets and liabilities of the Company's consolidated VIEs that are included on the Company's Condensed Consolidated Balance Sheet as of September 30, 2019.

(In thousands)	September 30, 2019(1)
Assets
Cash and cash equivalents	$6,116
Restricted cash	175
Loans, at fair value	1,210,053
Investments in unconsolidated entities, at fair value	7,701
Real estate owned	44,423
Due from brokers	191
Investment related receivables	27,517
Other assets	2,001
Total Assets	$1,298,177
Liabilities
Repurchase agreements	$403,784
Investment related payables	241
Other secured borrowings	91,151
Other secured borrowings, at fair value	438,629
Accounts payable and accrued expenses	1,216
Interest payable	703
Other liabilities	264
Total Liabilities	935,988
Total Stockholders' Equity	342,800
Non-controlling interests	19,389
Total Equity	362,189
Total Liabilities and Equity	$1,298,177

(1)	See Note 10 and Note 13 for additional information on the Company's consolidated VIEs.
10. Securitization Transactions
Participation in Multi-Seller Consumer Loan Securitization
In August 2016, the Company participated in a securitization transaction whereby the Company, together with another entity managed by Ellington (the "co-participant"), sold consumer loans with an aggregate unpaid principal balance of approximately $124 million to a newly formed securitization trust (the "Issuer"). Of the $124 million in loans sold to the Issuer, the Company's share was 51% while the co-participant's share was 49%. The transfer was accounted for as a sale in accordance with ASC 860-10. Pursuant to the securitization, the Issuer issued senior and subordinated notes in the principal amount of $87.0 million and $18.7 million, respectively. Trust certificates representing beneficial ownership of the Issuer were also issued. In connection with the transaction, and through a jointly owned newly formed entity (the "Acquiror"), the Company and the co-participant acquired all of the subordinated notes as well as the trust certificates in the Issuer. The Company and the co-participant acquired 51% and 49%, respectively, of the interests in the Acquiror. Subsequently, at the direction of the Company and the co-participant, the Acquiror sold the subordinated notes to a third party; such sales occurred prior to January 1, 2019. As of September 30, 2019, the Company's total interest in the Acquiror was approximately 49.3%. The Company's interest in the Acquiror, for which the Company has elected the FVO, is included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities, at fair value.
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
The Issuer and the Aquiror are each deemed to be a VIE. The Company has evaluated its interest in the Issuer under ASC 810, and while the Company retains credit risk in the securitization trust through its beneficial ownership of most of the subordinated interests of the securitization trust, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the Issuer that most significantly impact the Issuer's economic performance. As a result the Company determined that neither the Company nor the Aquiror is the primary beneficiary of the Issuer, and therefore the Company has not consolidated the Issuer. Additionally, the Company evaluated its interest in the Aquiror and determined that is does not have the power to direct the activities of the Aquiror that most significantly impact the Aquiror's economic performance. As a result, the Company determined that it is not the primary beneficiary of the Aquiror, and therefore the Company has not consolidated the Aquiror. The maximum amount at risk related to the Company's investment in the Aquiror is limited to the fair value of such investment, which was $2.9 million as of September 30, 2019.
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
The CLO Issuers are each deemed to be VIEs. The Company evaluates its interests in the CLO Issuers under ASC 810, and while the Company retains credit risk in each of the securitization trusts through its beneficial ownership of a portion of the subordinated interests of each of the securitization trusts, which are the first to absorb credit losses on the securitized assets, the Company does not retain control of these assets or the power to direct the activities of the CLO Issuers that most significantly impact the CLO Issuers' economic performance. As a result, the Company determined that it is not the primary beneficiary of the CLO Issuers, and therefore the Company has not consolidated the CLO Issuers. The Company's maximum amount at risk is limited to the Company's investment in each of the CLO Issuers.

The following table details the Company's investments in notes issued by the Ellington-sponsored CLO Securitizations:

Securitization Transaction	CLO Issuer(1)	CLO Pricing Date	CLO Closing Date	Total Face Amount of Notes Issued	Face Amount of Notes Initially Purchased		Aggregate Purchase Price of Notes Initially Purchased	Fair Value of Notes Held as of September 30, 2019

				(In thousands)
CLO I Securitization	CLO I Issuer	8/18	8/18	$461,840	$36,579	(2)	$25,622	$14,071	(3)
CLO II Securitization	CLO II Issuer	12/17	1/18	452,800	18,223	(4)	16,621	12,079	(3)
CLO III Securitization	CLO III Issuer	6/18	7/18	407,100	35,480	(4)	32,394	13,886	(5)
CLO IV Securitization	CLO IV Issuer	2/19	3/19	478,488	12,700	(4)	10,618	9,176	(5)

(1)	The Company is not deemed to be the primary beneficiary of the CLO Issuers, which are deemed to be VIEs, as discussed above.

(2)	The Company purchased secured and unsecured subordinated notes.

(3)	Includes secured and unsecured subordinated notes.

(4)	The Company purchased secured senior and secured and unsecured subordinated notes.

(5)	Includes secured senior and secured and unsecured subordinated notes.
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
Under the Dodd-Frank Act, sponsors of securitizations are generally required to retain at least 5% of the economic interest in the credit risk of the securitized assets (the "Risk Retention Rules"). In order to comply with the Risk Retention Rules, in each securitization, the applicable Sponsor purchased the two most subordinated classes of Certificates and the excess cash flow certificates. The applicable Sponsor also purchased the Certificates entitled to excess servicing fees in each securitization, while the remaining classes of Certificates were purchased by unrelated parties.
Notwithstanding that the Certificates carry final scheduled distribution dates of October 25, 2047 or later, the applicable Depositor may, at its sole option, purchase all of the outstanding Certificates (an "Optional Redemption") following the earlier of (1) the two year anniversary of the closing date of the applicable securitization or (2) the date on which the aggregate unpaid principal balance of the applicable Collateral Pool has declined below 30% of the aggregate unpaid principal balance of the applicable Collateral Pool as of the date as of which such loans were originally transferred to the applicable Issuing Entity. The purchase price that the Depositor is required to pay in connection with an Optional Redemption is equal to the sum of the unpaid principal balance of each class of Certificates as of the redemption date and any accrued and unpaid interest thereon. In light of these Optional Redemption rights held by the applicable Depositor, the transfers of non-QM loans to each of the Issuing Entities do not qualify as sales under ASC 860-10.
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

The following table details the assets and liabilities of the consolidated securitization trusts included in the Company's Condensed Consolidated Balance Sheet as of September 30, 2019:

(In thousands)	September 30, 2019
Assets:
Loans, at fair value	$466,297
Real estate owned	658
Investment related receivables	4,750
Liabilities:
Other secured borrowings, at fair value	438,629
11. Borrowings
Secured Borrowings
The Company's secured borrowings consist of repurchase agreements, Other secured borrowings, and Other secured borrowings, at fair value. As of September 30, 2019, the Company's total secured borrowings were $2.586 billion.
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
At any given time, the Company seeks to have its outstanding borrowings under repurchase agreements with several different counterparties in order to reduce the exposure to any single counterparty. The Company had outstanding borrowings under repurchase agreements with 26 counterparties as of September 30, 2019.
As of September 30, 2019 remaining days to maturity on the Company's open repurchase agreements ranged from 1 day to 963 days. Interest rates on the Company's open repurchase agreements ranged from 0.11% to 5.36% as of September 30, 2019.
The following table details the Company's outstanding borrowings under repurchase agreements for Agency RMBS and credit assets (which include non-Agency RMBS, CMBS, CLOs, consumer loans, corporate debt, residential mortgage loans, and commercial mortgage loans and REO), by remaining maturity as of September 30, 2019:

(In thousands)	September 30, 2019
		Weighted Average
Remaining Maturity	Outstanding Borrowings	Interest Rate	Remaining Days to Maturity
Agency RMBS:
30 Days or Less	$450,874	2.47%	14
31-60 Days	559,853	2.28%	47
61-90 Days	474,877	2.20%	74
91-120 Days	10,548	2.34%	94
151-180 Days	4,058	2.15%	169
Total Agency RMBS	1,500,210	2.31%	46
Credit:
30 Days or Less	8,077	3.76%	28
31-60 Days	46,017	3.16%	47
61-90 Days	73,982	3.42%	80
91-120 Days	112,620	3.99%	100
121-150 Days	2,417	3.96%	142
151-180 Days	15,050	3.81%	165
181-360 Days	108,752	4.33%	270
> 360 Days	189,297	4.11%	666
Total Credit Assets	556,212	3.95%	320
Total	$2,056,422	2.75%	120
Repurchase agreements involving underlying investments that the Company sold prior to period end, for settlement following period end, are shown using their original maturity dates even though such repurchase agreements may be expected to be terminated early upon settlement of the sale of the underlying investment.
As of September 30, 2019, the fair value of investments transferred as collateral under outstanding borrowings under repurchase agreements was $2.370 billion. Collateral transferred under outstanding borrowings under repurchase agreements as of September 30, 2019 include investments in the amount of $145.0 million that were sold prior to period end but for which such sale had not yet settled. In addition the Company posted net cash collateral of $17.7 million and additional securities with a fair value of $0.2 million as of September 30, 2019 to its counterparties.
As of September 30, 2019, there were no counterparties for which the amount at risk relating to our repurchase agreements was greater than 10% of total equity.

Other Secured Borrowings
In February 2018, the Company entered into agreements to finance a portfolio of unsecured loans through a recourse secured borrowing facility. The facility has a two-year term ending in February 2021. The facility accrues interest on a floating-rate basis. As of September 30, 2019, the Company had outstanding borrowings under this facility in the amount of $14.5 million which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet, and the effective interest rate, inclusive of related deferred financing costs, was 4.14%. As of September 30, 2019, the fair value of unsecured loans collateralizing this borrowing was $22.5 million.
In December 2017, the Company amended its non-recourse secured borrowing facility that is used to finance a portfolio of unsecured loans. The facility includes a reinvestment period ending in December 2019 (or earlier following an early amortization event), whereby the Company can vary its borrowings based on the size of its portfolio, subject to certain maximum limits. Following the reinvestment period, the facility will begin to amortize based on the collections from the underlying loans. The facility accrues interest on a floating rate basis. As of September 30, 2019, the Company had outstanding borrowings under this facility in the amount of $76.6 million, which is included under the caption Other secured borrowings, on the Company's Condensed Consolidated Balance Sheet, and the effective interest rate on this facility, inclusive of related deferred financing costs, was 4.06%. As of September 30, 2019, the fair value of unsecured loans collateralizing this borrowing was $111.0 million.
The Company has completed securitization transactions, as discussed in Note 10, whereby it financed portfolios of non-QM loans. As of September 30, 2019, the fair value of the Company's outstanding liabilities associated with these securitization transactions was $438.6 million, representing the fair value of the securitization trust certificates held by third parties as of such date, and is included on the Company's Condensed Consolidated Balance Sheet in Other secured borrowings, at fair value. The weighted average coupon of the Certificates held by third parties was 3.42% as of September 30, 2019. As of September 30, 2019, the fair value of non-QM loans and the carrying value of REO held in the consolidated securitization trusts was $467.0 million.
Unsecured Borrowings
Senior Notes
On August 18, 2017, the Company issued $86.0 million in aggregate principal amount of unsecured senior notes (the "Old Senior Notes"). The total net proceeds to the Company from the issuance of the Old Senior Notes was approximately $84.7 million, after deducting debt issuance costs. The Old Senior Notes had an interest rate of 5.25%, subject to adjustment based on changes in the ratings, if any, of the Old Senior Notes. On February 13, 2019, in connection with the REIT Election, the Company exchanged all $86.0 million in principal amount of the Old Senior Notes for new unsecured long-term debt jointly and severally co-issued by certain of its consolidated subsidiaries and fully guaranteed by the Company (the "Senior Notes"). At any time, the Company is permitted to add others of its consolidated subsidiaries as co-issuers of the Senior Notes. The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on March 1 and September 1 of each year. The Senior Notes mature on September 1, 2022. The Company may redeem the Senior Notes, at its option, in whole or in part, prior to March 1, 2022 at a price equal to 100% of the principal amount thereof, plus the applicable "make-whole" premium as of the applicable date of redemption. At any time on or after March 1, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest. The Senior Notes are carried at amortized cost. There are a number of covenants, including several financial covenants, associated with the Senior Notes. As of September 30, 2019, the Company was in compliance with all of its covenants.
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

Schedule of Principal Repayments
The following table details the Company's principal repayment schedule for outstanding borrowings as of September 30, 2019:

Year	Repurchase Agreements(1)	Other Secured Borrowings(2)	Senior Notes(1)	Total
(In thousands)
2019	$1,621,376	$171,941	$—	$1,793,317
2020	350,369	109,920	—	460,289
2021	—	187,562	—	187,562
2022	84,677	80,336	86,000	251,013
2023	—	—	—	—
Total	$2,056,422	$549,759	$86,000	$2,692,181

(1)	Reflects the Company's contractual principal repayment dates.

(2)	Reflects the Company's expected principal repayment dates.
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
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities under U.S. GAAP and the carrying amounts used for income tax purposes. For the three- and nine-month periods ended September 30, 2019, the Company accrued income tax expense of $2 thousand and $0.4 million, respectively.
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
Summary information—For the three-month period ended September 30, 2019, the total base management fee incurred was $1.9 million, consisting of $2.4 million of total gross base management fee incurred, less $0.5 million of management fee rebates. For the nine-month period ended September 30, 2019, the total base management fee incurred was $5.3 million, consisting of $6.8 million of total gross base management fee incurred, less $1.5 million of management fee rebates. See "—Participation in CLO Transactions" below for details on management fee rebates.
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
For purposes of calculating the incentive fee, the "Loss Carryforward" as of the end of any fiscal quarter is calculated by determining the excess, if any, of (1) the Loss Carryforward as of the end of the immediately preceding fiscal quarter over (2) the Company's net increase in equity from operations (expressed as a positive number) or net decrease in equity from operations (expressed as a negative number) of the Operating Partnership for such fiscal quarter. As of September 30, 2019, there was no Loss Carryforward.
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
Summary information—The Company did not accrue an incentive fee for either of the three- or nine-month periods ended September 30, 2019, since on a rolling four quarter basis, the Company's income did not exceed the prescribed hurdle amount.
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
For the nine-month period ended September 30, 2019, the Company reimbursed the Manager $8.2 million for previously incurred operating expenses. As of September 30, 2019, the outstanding payable to the Manager for operating expenses was $1.8 million, which are included in Accrued expenses on the Consolidated Balance Sheet.
Transactions Involving Certain Loan Originators
As of September 30, 2019, the loan originators in which the Company holds equity investments represent related parties. Transactions that have been entered into with these related party mortgage originators are summarized below.
The Company is a party to a mortgage loan purchase and sale flow agreement, with a mortgage originator in which the Company holds an investment in common stock, whereby the Company purchases residential mortgage loans that satisfy certain specified criteria. The Company has also provided a $5.0 million line of credit to the mortgage originator. Under the terms of this line of credit, the Company has agreed to make advances to the mortgage originator solely for the purpose of funding specifically identified residential mortgage loans designated for sale to the Company. To the extent the advances are drawn by the mortgage originator, it must pay interest, at a rate of 15% per annum, on the outstanding balance of each advance from the date the advance is made until such advance is repaid in full. The mortgage originator is required to repay advances in full no later than two business days following the date that the Company purchases the related residential mortgage loans from the mortgage originator. As of September 30, 2019, there were no advances outstanding. The Company has also entered into two agreements whereby it guarantees the performance of such mortgage originator under third-party master repurchase agreements. See Note 21, Commitments and Contingencies, for further information on the Company's guarantees of the third-party borrowing arrangements.
The Company, through a related party of Ellington, or the "Loan Purchaser," is a party to a consumer loan purchase and sale flow agreement with a consumer loan originator in which the Company holds an investment in preferred stock and warrants to purchase additional preferred stock, whereby the Loan Purchaser purchases consumer loans that satisfy certain specified criteria. The Company has investments in participation certificates related to consumer loans titled in the name of the Loan Purchaser. Through its participation certificates, the Company has beneficial interests in the loan cash flows, net of servicing-related fees and expenses. The total fair value of the Company's participation certificates was $38.6 million as of September 30, 2019.
In May 2019 the Company entered into a note purchase agreement whereby it agreed to lend up to $5.0 million to a mortgage originator ("the Initial Note") in which the Company also holds an equity investment. The Initial Note carries an interest rate of 15% per annum on the outstanding balance. In July 2019, the Company amended the note purchase agreement whereby it agreed to lend an additional $5.0 million (the "Additional Note") to the mortgage originator. The Additional Note carries an interest rate of 18% per annum. Both the Initial Note and the Additional Note mature in May 2020. As of September 30, 2019, the aggregate outstanding balance on the Initial Note and the Additional Note was $10.0 million. The Initial Note and the Additional Note are classified as Corporate loans and included in Loans, at fair value on the Condensed Consolidated Balance Sheet.
Consumer, Residential, and Commercial Loan Transactions with Affiliates
The Company purchases certain of its consumer loans through an affiliate, or the "Purchasing Entity." The Purchasing Entity has entered into purchase agreements, open-ended in duration, with third party consumer loan originators whereby it has agreed to purchase eligible consumer loans. The amount of loans purchased under these purchase agreements is dependent on, among other factors, the amount of loans originated in any given period by the selling originators. The Company and other affiliates of Ellington have entered into agreements with the Purchasing Entity whereby the Company and each of the affiliates of Ellington have agreed to purchase their allocated portion (subject to monthly determination based on available capital and other factors) of the eligible loans acquired by the Purchasing Entity under each purchase agreement. Immediately after the Purchasing Entity purchases beneficial interests in the loans, the Company and other affiliates of Ellington purchase such beneficial interests from the Purchasing Entity, at the same price paid by the Purchasing Entity. During the nine-month period ended September 30, 2019, the Company purchased loans under these agreements with an aggregate principal balance of $72.4 million. As of September 30, 2019, the estimated remaining contingent purchase obligations of the Company under these purchase agreements was approximately $128.1 million in principal balance.
The Company's beneficial interests in the consumer loans purchased through the Purchasing Entity are evidenced by participation certificates issued by trusts that hold legal title to the loans. These trusts are owned by a related party of Ellington and were established to hold such loans. Through its participation certificates, the Company participates in the cash flows of the underlying loans held by each trust. The total amount of consumer loans underlying the Company's participation certificates and held in the related party trusts was $149.9 million as of September 30, 2019.
The Company has beneficial interests in residential mortgage loans and REO held in a trust owned by a related party of Ellington. Through these beneficial interests, the Company participates in the cash flows of the underlying loans held by such trust. The total amount of residential mortgage loans and REO underlying the Company's beneficial interests and held in the related party trust was $332.6 million as of September 30, 2019.
The Company is a co-investor in certain small balance commercial mortgage loans and REO with several other investors, including an unrelated third party and various affiliates of Ellington. These loans are beneficially owned by a consolidated subsidiary of the Company. As of September 30, 2019, the aggregate fair value of the small balance commercial loans was $23.5 million and the carrying value of the REO was $16.9 million. The non-controlling interests held by the unrelated third party and the Ellington affiliates were $2.6 million and $6.0 million, respectively.
The Company is also a co-investor in certain small balance commercial mortgage loans with other investors, including various unrelated third parties and various affiliates of Ellington. Each co-investor in a particular loan has an interest in the limited liability company that owns such loan. As of September 30, 2019, the aggregate fair value of the Company's investments in the jointly owned limited liability companies was approximately $18.9 million. Such investments are included in Investments in unconsolidated entities, on the Condensed Consolidated Balance Sheet.
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
In March 2019, the Right Holder Entity assigned the Call Right to a newly formed entity, which exercised the Call Right and re-securitized the underlying European mortgage loan assets of the Initial Securitization through a new securitization trust (the "New Securitization"). In exchange for assigning the Call Right, the Right Holder Entity received a combination of (i) cash and (ii) certain notes issued by the New Securitization (the "New Securitization Notes"). The Right Holder Entity fully repaid the unrelated third party’s Right Holder Note with a combination of cash and New Securitization Notes. The Right Holder Notes held by the Company and its affiliates were also fully repaid with cash and New Securitization Notes. Certain of the New Securitization Notes were distributed to the Company and its affiliates on a pro rata basis. The Right Holder Entity is expected to continue to hold certain of the New Securitization Notes in order to comply with European risk retention rules. As of September 30, 2019, the Company’s equity investment in Jepson Holdings Limited had a fair value of $1.8 million. See Note 6 for additional details on this equity investment.
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

In connection with the financing of the Mortgage Loan and REO Assets under repurchase agreements, each of the Company and the Affiliated Entities transferred certain of their respective Mortgage Loan and REO Assets to one of the Joint Entities in exchange for its pro rata share of the financing proceeds that the respective Joint Entity received from the financing counterparty. While the Company's Mortgage Loan and REO Assets were transferred to the Joint Entity, the Company's Mortgage Loan and REO Assets and the related debt were not derecognized for financial reporting purposes, in accordance with ASC 860-10, because the Company continued to retain the risks and rewards of ownership of its Mortgage Loan and REO Assets. As of September 30, 2019, the Joint Entities had aggregate outstanding issued debt under the repurchase agreements in the amount of $334.7 million. The Company's segregated portion of this debt as of September 30, 2019, was $185.2 million, and is included under the caption Repurchase agreements on the Company's Condensed Consolidated Balance Sheet. To the extent that there is a default under the repurchase agreements, all of the assets of each respective Joint Entity, including those beneficially owned by any non-defaulting owners of such Joint Entity, could be used to satisfy the outstanding obligations under such repurchase agreement. As of September 30, 2019, no party to any of the repurchase agreements was in default.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three-and nine-month periods ended September 30, 2019, the amount of such management fee rebates was $0.5 million and $1.5 million, respectively.
In addition, from time to time, the Company along with various other affiliates of Ellington, and in certain cases various third parties, advance funds in the form of loans ("Initial Funding Loans") to securitization vehicles to enable them to establish warehouse facilities for the purpose of acquiring the assets to be securitized. Pursuant to the terms of the warehouse facilities and the Initial Funding Loans, the applicable securitization trust is required, at the closing of each respective CLO securitization, first to repay the warehouse facility, then to repay the Initial Funding Loans, and then to distribute interest earned, net of any necessary reserves and/or interest expense, and the aggregate realized or unrealized gains, if any, on assets purchased into the warehouse facility. In the event that such CLO securitization fails to close, the assets held by the respective securitization vehicle would, subject to a cure period, be liquidated. As of September 30, 2019, the Company's investments in such warehouse facilities was $7.6 million, which are included on the Condensed Consolidated Balance Sheet in Investments in unconsolidated entities.
During the three- and nine-month periods ended September 30, 2019, the Company purchased various underperforming corporate debt and equity securities from certain of the Ellington-sponsored CLO Securitizations at market prices determined through the procedures set forth in the indentures of the respective Ellington-sponsored CLO Securitization. The total amount of such debt and equity securities purchased was $6.8 million.
14. Long-Term Incentive Plan Units
OP LTIP Units subject to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of shares of common stock of the Company or for the cash value of such shares of common stock, at the Company's election. Costs associated with the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with OP LTIP Units issued under the Company's incentive plans for the three- and nine-month periods ended September 30, 2019 was $0.1 million and $0.3 million, respectively.

On September 11, 2019, the Company's Board of Directors authorized the issuance of 14,552 OP LTIP Units to certain of its directors pursuant to the Company's 2017 Equity Incentive Plan. These OP LTIP Units will vest and become non-forfeitable on September 10, 2020.
The below table details unvested OP LTIP Units as of September 30, 2019:

Grant Recipient	Number of OP LTIP Units Granted	Grant Date	Vesting Date(1)
Directors:
	14,552	September 11, 2019	September 10, 2020
Partially dedicated employees:
	8,692	December 11, 2018	December 11, 2019
	8,691	December 11, 2018	December 11, 2020
	5,886	December 12, 2017	December 12, 2019
Total unvested OP LTIP Units at September 30, 2019	37,821

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of OP LTIP Units for the three- and nine-month periods ended September 30, 2019:

	Three-Month Period Ended September 30, 2019			Nine-Month Period Ended September 30, 2019
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
OP LTIP Units Outstanding (6/30/2019 and 1/1/19, respectively)	375,000	146,371	521,371	375,000	146,371	521,371
Granted	—	14,552	14,552	—	14,552	14,552
Exercised	—	(3,610)	(3,610)	—	(3,610)	(3,610)
OP LTIP Units Outstanding (9/30/19)	375,000	157,313	532,313	375,000	157,313	532,313
OP LTIP Units Unvested and Outstanding (9/30/19)	—	37,821	37,821	—	37,821	37,821
OP LTIP Units Vested and Outstanding (9/30/19)	375,000	119,492	494,492	375,000	119,492	494,492
As of September 30, 2019, there were an aggregate of 1,859,671 shares of common stock of the Company underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
15. Non-controlling Interests
Operating Partnership
Non-controlling interests include the Convertible Non-controlling Interests in the Operating Partnership owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties. On December 31, 2018, the Company redeemed 503,988 outstanding long term incentive plan units of the Company and exchanged them on a one-for-one basis for OP LTIP Units. Income allocated to Convertible Non-controlling Interests is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the period, calculated using a daily weighted average of all shares of common stock of the Company and Convertible Non-controlling Interests outstanding during the period. Holders of Convertible Non-controlling Interests are entitled to receive the same distributions that holders of shares of common stock of the Company receive. Convertible Non-controlling Interests are non-voting with respect to matters as to which holders of common stock of the Company are entitled to vote. As September 30, 2019, the Convertible Non-controlling Interests consisted of the outstanding 532,313 OP LTIP Units and 212,000 OP Units, and represented an interest of approximately 2.2% in the Operating Partnership. As of September 30, 2019, non-controlling interests related to the outstanding 532,313 OP LTIP Units and the outstanding 212,000 OP Units was $14.0 million.
Joint Venture Interests
Non-controlling interests also include the interests of joint venture partners in various consolidated subsidiaries of the Company. These subsidiaries hold the Company's investments in certain commercial mortgage loans and REO. The joint venture partners participate in the income, expense, gains and losses of such subsidiaries as set forth in the related operating agreements of the subsidiaries. The joint venture partners make capital contributions to the subsidiaries as new approved investments are purchased by the subsidiaries, and are generally entitled to distributions when investments are sold or otherwise disposed of. As of September 30, 2019, the joint venture partners' interests in subsidiaries of the Company were $19.4 million.
The joint venture partners' interests are not convertible into shares of common stock of the Company or OP Units, nor are the joint venture partners entitled to receive distributions that holders of shares of common stock of the Company receive.
16. Common Stock Capitalization
The Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Board of Directors may authorize the issuance of additional shares, subject to the approval of the holders of at least a majority of the shares of common stock then outstanding present in person or represented by proxy at a meeting of the stockholders. As of September 30, 2019, there were 33,774,386 shares of common stock outstanding.
During the three- and nine-month periods ended September 30, 2019, the Board of Directors authorized dividends totaling $0.42 and $1.39, respectively, per share. Total dividends declared during the three- and nine-month periods ended September 30, 2019 were $14.5 million and $44.1 million, respectively.
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
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common stock for the three- and nine-month period ended September 30, 2019:

	Three-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
Shares of Common Stock Outstanding (6/30/2019 and 1/1/19, respectively)	29,745,776	29,796,601
Share Activity:
Shares of common stock issued	4,025,000	4,025,000
Shares of common stock repurchased	—	(50,825)
Director OP LTIP Units exercised	3,610	3,610
Shares of Common Stock Outstanding (9/30/19)	33,774,386	33,774,386
If all Convertible Non-controlling Interests that have been previously issued were to become fully vested and exchanged for shares of common stock as of September 30, 2019, the Company's issued and outstanding shares of common stock would increase to 34,518,699 shares.
On June 13, 2018, the Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million shares of common stock. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and financial performance, among other considerations. During the three-month period ended September 30, 2019 the Company did not repurchase any shares. During the nine-month period ended September 30, 2019, the Company repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million. From inception of the current repurchase plan through September 30, 2019, the Company repurchased 411,915 shares at an average price per share of $15.34 and a total cost of $6.3 million.

17. Earnings Per Share
The components of the computation of basic and diluted EPS are as follows:

	Three-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
(In thousands except share amounts)
Net income (loss) attributable to common stockholders	$17,293	$45,345
Add: Net income (loss) attributable to Convertible Non-controlling Interests(1)	387	1,079
Net income (loss) related to common stockholders and Convertible Non-controlling Interests	17,680	46,424
Dividends Paid:
Common stockholders	(14,185)	(43,038)
Convertible Non-controlling Interests	(309)	(1,021)
Total dividends paid to common stockholders and Convertible Non-controlling Interests	(14,494)	(44,059)
Undistributed (Distributed in excess of) earnings:
Common stockholders	3,108	2,307
Convertible Non-controlling Interests	78	58
Total undistributed (distributed in excess of) earnings attributable to common stockholders and Convertible Non-controlling Interests	$3,186	$2,365
Weighted average shares outstanding (basic and diluted):
Weighted average shares of common stock outstanding	32,835,652	30,787,634
Weighted average Convertible Non-controlling Interest Units outstanding	735,789	734,186
Weighted average shares of common stock and Convertible Non-controlling Interest Units outstanding	33,571,441	31,521,820
Basic earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.42	$1.39
Undistributed (Distributed in excess of)	0.11	0.08
	$0.53	$1.47
Diluted earnings per share of common stock and Convertible Non-controlling Interest Unit:
Distributed	$0.42	$1.39
Undistributed (Distributed in excess of)	0.11	0.08
	$0.53	$1.47

(1)
For the three- and nine-month periods ended September 30, 2019, excludes net income (loss) of $1.0 million and $2.4 million, respectively, attributable to joint venture partners, which have non-participating interests as described in Note 15.

18. Restricted Cash
The Company is required to maintain a specific cash balance in a segregated account pursuant to a flow consumer loan purchase and sale agreement. As of September 30, 2019, the Company's restricted cash balance related to the flow consumer loan purchase and sale agreement was $0.2 million.

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
The following table presents information about certain assets and liabilities representing financial instruments as of September 30, 2019. The Company has not entered into master netting agreements with any of its counterparties. Certain of the Company's reverse repurchase and repurchase agreements and financial derivative transactions are governed by underlying agreements that generally provide a right of offset in the event of default or in the event of a bankruptcy of either party to the transaction.
September 30, 2019:

Description	Amount of Assets (Liabilities) Presented in the Condensed Consolidated Balance Sheet(1)	Financial Instruments Available for Offset	Financial Instruments Transferred or Pledged as Collateral(2)(3)	Cash Collateral (Received) Pledged(2)(3)	Net Amount
(In thousands)
Assets
Financial derivatives–assets	$12,740	$(9,531)	$—	$(1,217)	$1,992
Reverse repurchase agreements	36,473	(36,473)	—	—	—
Liabilities
Financial derivatives–liabilities	(25,572)	9,531	—	13,640	(2,401)
Repurchase agreements	(2,056,422)	36,473	2,002,235	17,714	—

(1)	In the Company's Condensed Consolidated Balance Sheet, all balances associated with repurchase agreements, reverse repurchase agreements, and financial derivatives are presented on a gross basis.

(2)
For the purpose of this presentation, for each row the total amount of financial instruments transferred or pledged and cash collateral (received) or pledged may not exceed the applicable gross amount of assets or (liabilities) as presented here. Therefore, the Company has reduced the amount of financial instruments transferred or pledged as collateral related to the Company's reverse repurchase agreements and cash collateral pledged on the Company's financial derivative liabilities. Total financial instruments transferred or pledged as collateral on the Company's reverse repurchase agreements as of September 30, 2019 was $2.19 billion. As of September 30, 2019, total cash collateral on financial derivative assets and liabilities excludes excess net cash collateral pledged of $3.7 million and $21.0 million, respectively.

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

20. Counterparty Risk
The Company is exposed to concentrations of counterparty risk. It seeks to mitigate such risk by diversifying its exposure among various counterparties, when appropriate. The following table summarizes the Company's exposure to counterparty risk as of September 30, 2019.

	Amount of Exposure	Number of Counterparties with Exposure	Maximum Percentage of Exposure to a Single Counterparty(1)
	(In thousands)
Cash and cash equivalents	$33,251	11	51.2%
Collateral on repurchase agreements held by dealers(2)	2,388,197	26	14.7%
Due from brokers	66,162	23	28.5%
Receivable for securities sold(3)	205,359	7	43.1%

(1)	Each counterparty is a large creditworthy financial institution.

(2)	Includes securities, loans, and REO as well as cash posted as collateral for repurchase agreements.

(3)	Included in Investment related receivables on the Condensed Consolidated Balance Sheet.
21. Commitments and Contingencies
The Company provides current directors and officers with a limited indemnification against liabilities arising in connection with the performance of their duties to the Company.
In the normal course of business the Company may also enter into contracts that contain a variety of representations, warranties, and general indemnifications. The Company's maximum exposure under these arrangements, including future claims that may be made against the Company that have not yet occurred, is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As of September 30, 2019 the Company has no liabilities recorded for these agreements.
The Company's maximum risk of loss from credit events on its securities (excluding Agency securities, which are guaranteed by the issuing government agency or government-sponsored enterprise), loans, and investments in unconsolidated entities is limited to the amount paid for such investment.
Commitments and Contingencies Related to Investments in Residential Mortgage Loans
In connection with certain of the Company's investments in residential mortgage loans, the Company has unfunded commitments in the amount of $4.1 million as of September 30, 2019.
Commitments and Contingencies Related to Investments in Mortgage Loan Originators
In connection with certain of its investments in mortgage originators, the Company has outstanding commitments and contingencies as described below.
As described in Note 13, the Company is party to a flow mortgage loan purchase and sale agreement with a mortgage loan originator. The Company has entered into two agreements whereby it guarantees the performance of this mortgage loan originator under master repurchase agreements. The Company's maximum guarantees are capped at $25.0 million. As of September 30, 2019 the mortgage loan originator had $0.4 million of outstanding borrowings under the agreements guaranteed by the Company. The Company's obligations under these arrangements are deemed to be guarantees under ASC 460-10. The Company has elected the FVO for its guarantees, which are included in Other Liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2019, the estimated fair value of such guarantees was insignificant.
Commitments and Contingencies Related to Corporate Loans
The Company has investments in certain corporate loans whereby the borrowers can request additional funds under the respective agreements. As of September 30, 2019 the Company had unfunded commitments related to such investments in the amount of $1.9 million.

22. Subsequent Events
Dividends
On October 7, 2019, the Board of Directors approved a dividend in the amount of $0.14 per share payable on November 25, 2019 to stockholders of record as of October 31, 2019.
On November 7, 2019, the Board of Directors approved a dividend in the amount of $0.14 per share payable on December 26, 2019 to stockholders of record as of November 29, 2019.
Preferred Stock Offering
On October 22, 2019, the Company issued 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock"), of which 600,000 shares were issued pursuant to the exercise of the underwriters' over-allotment option. Holders of the Series A Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 30, 2024, at a fixed rate equal to 6.750% per annum of the $25.00 per share liquidation preference and (ii) from and including October 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.196% per annum of the $25.00 per share liquidation preference. The Series A Preferred Stock is not redeemable by the Company prior to October 30, 2024, except under circumstances where it is necessary to allow the Company to qualify and maintain its qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. The issuance and sale of the 4,600,000 shares of Series A Preferred Stock resulted in total net proceeds to the Company of approximately $111.0 million, after underwriters' discount and offering costs.

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2018
(In thousands except per share amounts)	Expressed in U.S. Dollars
INVESTMENT INCOME
Interest income(1)	$35,300	$95,333
Other income	1,046	2,857
Total investment income	36,346	98,190
EXPENSES
Base management fee to affiliate (Net of fee rebates of $423 and $950, respectively)(2)	1,830	5,829
Incentive fee to affiliate	424	715
Interest expense(1)	15,678	40,624
Other investment related expenses
Servicing expense	2,200	5,430
Other	2,184	5,677
Professional fees	820	2,324
Administration fees	186	549
Compensation expense	639	1,806
Insurance expense	120	366
Directors' fees and expenses	66	205
Share-based long term incentive plan unit expense	103	296
Other expenses	418	1,458
Total expenses	24,668	65,279
NET INVESTMENT INCOME	11,678	32,911
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION
Net realized gain (loss) on:
Investments	8,551	20,747
Financial derivatives, excluding currency hedges	479	(2,251)
Financial derivatives—currency hedges	297	1,881
Foreign currency transactions	775	1,433
	10,102	21,810
Change in net unrealized gain (loss) on:
Investments	(13,372)	(12,767)
Other secured borrowings	(358)	840
Financial derivatives, excluding currency hedges	173	9,922
Financial derivatives—currency hedges	528	1,404
Foreign currency translation	(1,277)	(3,139)
	(14,306)	(3,740)
NET REALIZED AND CHANGE IN NET UNREALIZED GAIN (LOSS) ON INVESTMENTS, OTHER SECURED BORROWINGS, FINANCIAL DERIVATIVES, AND FOREIGN CURRENCY TRANSACTIONS/TRANSLATION	(4,204)	18,070

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
(UNAUDITED)

	Three-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2018
	Expressed in U.S. Dollars
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$7,474	$50,981
LESS: NET INCREASE IN EQUITY RESULTING FROM OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	813	2,089
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS	$6,661	$48,892
NET INCREASE IN SHAREHOLDERS' EQUITY RESULTING FROM OPERATIONS PER SHARE:
Basic and Diluted	$0.22	$1.58
CASH DIVIDENDS PER SHARE:
Dividends declared	$0.41	$1.23

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

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(UNAUDITED)

	Three-Month Period Ended September 30, 2018			Nine-Month Period Ended September 30, 2018
	Shareholders' Equity	Non-controlling Interest	Total Equity	Shareholders' Equity	Non-controlling Interest	Total Equity
(In thousands)				Expressed in U.S. Dollars
BEGINNING EQUITY (6/30/2018 and 12/31/2017, respectively)	$599,567	$13,708	$613,275	$600,099	$20,862	$620,961
CHANGE IN EQUITY RESULTING FROM OPERATIONS
Net investment income			$11,678			32,911
Net realized gain (loss) on investments, financial derivatives, and foreign currency transactions			10,102			21,810
Change in net unrealized gain (loss) on investments, other secured borrowings, financial derivatives, and foreign currency translation			(14,306)			(3,740)
Net increase in equity resulting from operations	6,661	813	7,474	48,892	2,089	50,981
CHANGE IN EQUITY RESULTING FROM TRANSACTIONS
Shares issued in connection with incentive fee payment	29		29	29		29
Contributions from non-controlling interests		9,735	9,735		11,900	11,900
Dividends(1)	(12,564)	(87)	(12,651)	(37,891)	(261)	(38,152)
Distributions to non-controlling interests		(1,287)	(1,287)		(11,744)	(11,744)
Adjustment to non-controlling interest	2	(2)	—	(33)	33	—
Shares repurchased	—		—	(17,593)		(17,593)
Share-based long term incentive plan unit awards	102	1	103	294	2	296
Net increase (decrease) in equity from transactions	(12,431)	8,360	(4,071)	(55,194)	(70)	(55,264)
Net increase (decrease) in equity	(5,770)	9,173	3,403	(6,302)	2,019	(4,283)
ENDING EQUITY (9/30/2018)	$593,797	$22,881	$616,678	$593,797	$22,881	$616,678

(1)	For the three- and nine-month periods ended September 30, 2018, dividends totaling $0.41 and $1.23 per common share and convertible unit outstanding, were declared and paid.

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine-Month Period Ended September 30, 2018
(In thousands)	Expressed in U.S. Dollars
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
NET INCREASE IN EQUITY RESULTING FROM OPERATIONS	$50,981
Cash flows provided by (used in) operating activities:
Reconciliation of the net increase (decrease) in equity resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments, financial derivatives, and foreign currency transactions	(19,335)
Change in net unrealized (gain) loss on investments, other secured borrowings, financial derivatives, and foreign currency translation	7,263
Amortization of premiums and accretion of discounts (net)	35,130
Purchase of investments	(2,626,320)
Proceeds from disposition of investments	1,558,821
Proceeds from principal payments of investments	383,847
Proceeds from investments sold short	1,926,781
Repurchase of investments sold short	(1,858,064)
Payments on financial derivatives	(78,447)
Proceeds from financial derivatives	77,314
Amortization of deferred debt issuance costs	198
Shares issued in connection with incentive fee payment	29
Share-based long term incentive plan unit expense	296
Interest income related to consolidated securitization trust(1)	(2,493)
Interest expense related to consolidated securitization trust(1)	2,493
Repurchase agreements	(4,473)
(Increase) decrease in assets:
Receivable for securities sold and financial derivatives	(194,952)
Due from brokers	56,489
Interest and principal receivable	(8,947)
Other assets	38,563
Increase (decrease) in liabilities:
Due to brokers	2,830
Payable for securities purchased and financial derivatives	228,105
Accounts payable and accrued expenses	1,452
Incentive fee payable to affiliate	424
Other liabilities	700
Interest and dividends payable	547
Base management fee payable to affiliate	(283)
Net cash provided by (used in) operating activities	(421,051)

See Notes to Consolidated Financial Statements

ELLINGTON FINANCIAL LLC
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

Nine-Month Period Ended September 30, 2018
(In thousands)	Expressed in U.S. Dollars
Cash flows provided by (used in) financing activities:
Contributions from non-controlling interests	$11,900
Shares repurchased	(17,593)
Dividends paid	(38,152)
Distributions to non-controlling interests	(11,744)
Proceeds from issuance of Other secured borrowings	83,380
Principal payments on Other secured borrowings	(27,099)
Borrowings under reverse repurchase agreements	6,771,029
Repayments of reverse repurchase agreements	(6,344,305)
Net cash provided by (used in) financing activities	427,416
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,365
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	47,658
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$54,023
Supplemental disclosure of cash flow information:
Interest paid	$40,097
Shares issued in connection with incentive fee payment	29
Share-based long term incentive plan unit awards (non-cash)	296
Aggregate TBA trade activity (buys + sells) (non-cash)	21,475,863
Purchase of investments (non-cash)	(15,533)
Proceeds from principal payments of investments (non-cash)	34,697
Proceeds from the disposition of investments (non-cash)	15,533
Principal payments on Other secured borrowings, at fair value (non-cash)	(34,697)

(1)	Related to non-qualified mortgage securitization transactions. See Note 6 for further details.

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

The tables below include a roll-forward of the Company's financial instruments for the three- and nine-month period ended September 30, 2018 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.
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

5. Financial Derivatives
Gains and losses on the Company's derivative contracts for the three- and nine-month periods ended September 30, 2018 are summarized in the table below:

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

(1)
Includes gain/(loss) on foreign currency transactions on derivatives in the amount of $5 thousand and $(0.2) million, for the three- and nine-month periods ended September 30, 2018, respectively, which is included on the Consolidated Statement of Operations in Realized gain (loss) on foreign currency transactions.

(2)
Includes foreign currency translation on derivatives in the amount of $32 thousand and $0.3 million, for the three- and nine-month periods ended September 30, 2018, respectively, which is included on the Consolidated Statement of Operations in Change in net unrealized gain (loss) on foreign currency translation.

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

Written credit derivatives held by the Company at December 31, 2018 are summarized below:

Credit Derivatives	December 31, 2018
(In thousands)
Fair Value of Written Credit Derivatives, Net	$(4,339)
Fair Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(284)
Notional Value of Written Credit Derivatives (2)	98,586
Notional Value of Purchased Credit Derivatives Offsetting Written Credit Derivatives with Third Parties (1)	(41,134)

(1)	Offsetting transactions with third parties include purchased credit derivatives which have the same reference obligation.

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
Summary information—For the three- and nine-month periods ended September 30, 2018 the total base management fee incurred, net of fee rebates, was $1.8 million and $5.8 million.
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
For the nine-month period ended September 30, 2018 the Company reimbursed the Manager $5.3 million for previously incurred operating and compensation expenses.
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
The CLO Manager is entitled to receive management and incentive fees in accordance with the respective management agreements between the CLO Manager and the respective CLO Issuers. In accordance with the Company's Management Agreement, the Manager rebates to the Company the portion of the management fees payable by each CLO Issuer to the CLO Manager that are allocable to the Company's participating interest in the unsecured subordinated notes issued by such CLO Issuer. For the three- and nine-month periods ended September 30, 2018 the amount of such fee rebates was $0.4 million and $1.0 million, respectively.
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
10. Long-Term Incentive Plan Units
LTIP Units and OP LTIP Units held pursuant to the Company's incentive plans are generally exercisable by the holder at any time after vesting. Each LTIP Unit is convertible into one common share. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. Subject to certain conditions, the OP Units are redeemable by the holder for an equivalent number of common shares of the Company or for the cash value of such common shares, at the Company's election. Costs associated with the LTIP Units and the OP LTIP Units issued under the Company's incentive plans are measured as of the grant date and expensed ratably over the vesting period. Total expense associated with LTIP Units and OP LTIP Units issued under the

Company's incentive plans for each of the three- and nine-month periods ended September 30, 2018 was $0.1 million and $0.3 million, respectively.
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
The below table details unvested OP LTIP Units as of December 31, 2018:

Grant Recipient	Number of OP LTIP Units	Grant Date	Vesting Date(1)
Directors:
	14,440	September 12, 2018	September 11, 2019
Partially dedicated employees:
	8,692	December 11, 2018	December 11, 2019
	8,691	December 11, 2018	December 11, 2020
	1,723	March 7, 2018	March 7, 2019
	5,886	December 12, 2017	December 12, 2019
Total unvested OP LTIP Units at December 31, 2018	39,432

(1)	Date at which such OP LTIP Units will vest and become non-forfeitable.
The following table summarizes issuance and exercise activity of LTIP Units for the three- and nine-month periods ended September 30, 2018:

	Three-Month Period Ended September 30, 2018			Nine-Month Period Ended September 30, 2018
	Manager	Director/ Employee	Total	Manager	Director/ Employee	Total
LTIP Units Outstanding (6/30/2018 and 12/31/2017, respectively)	375,000	117,882	492,882	375,000	116,159	491,159
Granted	—	14,440	14,440	—	16,163	16,163
Exercised	—	(3,334)	(3,334)	—	(3,334)	(3,334)
LTIP Units Outstanding (9/30/2018)	375,000	128,988	503,988	375,000	128,988	503,988
LTIP Units Vested and Outstanding (9/30/2018)	375,000	92,823	467,823	375,000	92,823	467,823
As of December 31, 2018, there were an aggregate of 1,874,223 common shares underlying awards, including OP LTIP Units, available for future issuance under the Company's 2017 Equity Incentive Plan.
11. Non-controlling Interests
Operating Partnership
Non-controlling interests include the Convertible Non-controlling Interests in the Operating Partnership owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties. These interests consist of OP Units and OP LTIP Units. On January 1, 2013, 212,000 OP Units were purchased by the initial non-

controlling interest member. On December 11, 2018, the Company issued 17,383 OP LTIP Units to certain officers of the Company. On December 31, 2018, the Company redeemed 503,988 LTIP Units and distributed 503,988 OP LTIP Units to non-controlling interest members pursuant to the Redemption Transaction. Income allocated to these non-controlling interests is based on the non-controlling interest owners' ownership percentage of the Operating Partnership during the quarter, calculated using a daily weighted average of all common shares and convertible units outstanding during the quarter. Holders of OP Units and OP LTIP Units are entitled to receive the same distributions that holders of common shares receive, and OP Units are convertible into common shares on a one-for-one basis, subject to specified limitations. Each OP LTIP Unit is convertible into an OP Unit on a one-for-one basis. OP Units and OP LTIP Units are non-voting with respect to matters as to which common shareholders are entitled to vote. As December 31, 2018, the Convertible Non-controlling Interests consisted of the outstanding 521,371 OP LTIP Units and 212,000 OP Units, and represented an interest of approximately 2.4% in the Operating Partnership. As of December 31, 2018 non-controlling interests related to the outstanding 521,371 OP LTIP Units and the outstanding 212,000 OP Units was $13.9 million.
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
12. Common Share Capitalization
During the three- and nine-month periods ended September 30, 2018 the Board of Directors authorized dividends totaling $0.41 per share and $1.23 per share, respectively. Total dividends paid during the three- and nine-month periods ended September 30, 2018 were $12.7 million and $38.2 million, respectively.
The following table summarizes issuance, repurchase, and other activity with respect to the Company's common shares for the three- and nine-month periods ended September 30, 2018:

	Three-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2018
Common Shares Outstanding (6/30/2018 and 12/31/2017, respectively)	30,149,880	31,335,938
Share Activity:
Shares repurchased	—	(1,186,058)
Director LTIP Units exercised	3,334	3,334
Shares issued in connection with incentive fee payment	1,841	1,841
Common Shares Outstanding (9/30/2018)	30,155,055	30,155,055
If all LTIP Units and OP Units that have been previously issued were to become fully vested and exchanged for common shares as of September 30, 2018 the Company's issued and outstanding common shares would increase to 30,871,043.
On June 13, 2018, the Company's Board of Directors approved the adoption of a share repurchase program under which the Company is authorized to repurchase up to 1.55 million common shares. The program, which is open-ended in duration, allows the Company to make repurchases from time to time on the open market or in negotiated transactions, including under Rule 10b5-1 plans. Repurchases are at the Company's discretion, subject to applicable law, share availability, price and its financial performance, among other considerations. This program superseded the program that was previously adopted on February 6, 2018. During the three-month period ended September 30, 2018, the Company did not repurchase any common shares. During the nine-month period ended September 30, 2018, the Company repurchased 1,186,058 common shares at an average price per share of $14.83 and a total cost of $17.6 million. As of September 30, 2018, the Company had not repurchased shares under the current share repurchase program.

13. Earnings Per Share
The components of the computation of basic and diluted EPS were as follows:

	Three-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2018
(In thousands except share amounts)
Net increase in shareholders' equity resulting from operations	$6,661	$48,892
Add: Net increase in equity resulting from operations attributable to the participating non-controlling interest(1)	46	335
Net increase in equity resulting from operations related to common shares, LTIP Unit holders, and participating non-controlling interest	6,707	49,227
Net increase in shareholders' equity resulting from operations available to common share and LTIP Unit holders:
Net increase in shareholders' equity resulting from operations– common shares	6,553	48,111
Net increase in shareholders' equity resulting from operations– LTIP Units	108	781
Dividends Paid(2):
Common shareholders	(12,362)	(37,285)
LTIP Unit holders	(202)	(606)
Non-controlling interest	(87)	(261)
Total dividends paid to common shareholders, LTIP Unit holders, and non-controlling interest	(12,651)	(38,152)
Undistributed (Distributed in excess of) earnings:
Common shareholders	(5,809)	10,826
LTIP Unit holders	(94)	175
Non-controlling interest	(41)	74
Total undistributed (distributed in excess of) earnings attributable to common shareholders, LTIP Unit holders, and non-controlling interest	$(5,944)	$11,075
Weighted average shares outstanding (basic and diluted):
Weighted average common shares outstanding	30,151,753	30,392,390
Weighted average participating LTIP Units	495,212	493,257
Weighted average non-controlling interest units	212,000	212,000
Basic earnings per common share:
Distributed	$0.41	$1.23
Undistributed (Distributed in excess of)	(0.19)	0.35
	$0.22	$1.58
Diluted earnings per common share:
Distributed	$0.41	$1.23
Undistributed (Distributed in excess of)	(0.19)	0.35
	$0.22	$1.58

(1)
For the three- and nine-month periods ended September 30, 2018, excludes net increase (decrease) in equity resulting from operations of $0.8 million and $1.8 million attributable to joint venture partners, which have non-participating interests as described in Note 11.

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
18. Financial Highlights
Results of Operations for a Share Outstanding Throughout the Periods:

	Three-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2018
Beginning Shareholders' Equity Per Share (6/30/2018 and 12/31/2017, respectively)	$19.89	$19.15
Net Investment Income	0.39	1.08
Net Realized/Unrealized Gains (Losses)	(0.14)	0.60
Results of Operations Attributable to Equity	0.25	1.68
Less: Results of Operations Attributable to Non-controlling Interests	(0.03)	(0.07)
Results of Operations Attributable to Shareholders' Equity(1)	0.22	1.61
Dividends Paid to Common Shareholders	(0.41)	(1.23)
Weighted Average Share Impact on Dividends Paid (2)	(0.01)	(0.03)
Accretive (Dilutive) Effect of Share Issuances (Net of Offering Costs), Share Repurchases, and Adjustments to Non-controlling Interest	—	0.19
Ending Shareholders' Equity Per Share (9/30/2018)(3)	$19.69	$19.69
Shares Outstanding, end of period	30,155,055	30,155,055

(1)	Calculated based on average common shares outstanding and can differ from the calculation for EPS (See Note 13).

(2)	Per share impact on dividends paid relating to share issuances/repurchases during the period as well as dividends paid to LTIP and OP Unit holders.

(3)	If all LTIP Units and OP Units previously issued were vested and exchanged for common shares as of September 30, 2018 shareholders' equity per share would be $19.37.
Total Return:
The Company calculates its total return two ways, one based on its reported net asset value and the other based on its publicly traded share price.
The following table illustrates the Company's total return for the periods presented based on net asset value:
Net Asset Value Based Total Return for a Shareholder: (1)

	Three-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2018
Total Return	1.10%	9.43%

(1)	Total return is calculated assuming reinvestment of distributions at shareholders' equity per share during the period.
Market Based Total Return for a Shareholder:
For the three- and nine-month periods ended September 30, 2018 the Company's market based total return based on the closing price as reported by the New York Stock Exchange was 5.12% and 19.37%, respectively. Calculation of market based total return assumes the reinvestment of dividends at the closing price as reported by the New York Stock Exchange as of the ex-date.

Net Investment Income Ratio to Average Equity: (1)(2)

	Three-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2018
Net Investment Income	7.75%	7.20%

(1)	Average equity is calculated using month end values.

(2)	Includes all items of income and expense on an annualized basis except for incentive fee expense which is included on a non-annualized basis.
Expense Ratios to Average Equity: (1)(2)

	Three-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2018
Operating expenses, before interest expense and other investment related expenses	(2.70)%	(2.79)%
Incentive fee	(0.07)%	(0.12)%
Interest expense and other investment related expenses	(12.97)%	(11.26)%
Total Expenses	(15.74)%	(14.17)%

(1)	Average equity is calculated using month end values.

(2)	Ratios are annualized except for the incentive fee which is not annualized.
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
Executive Summary
We invest in a diverse array of real-estate-related and other financial assets, including residential and commercial mortgage loans, residential mortgage-backed securities, or "RMBS," commercial mortgage-backed securities, or "CMBS," consumer loans and asset-backed securities, or "ABS," backed by consumer loans, collateralized loan obligations, or "CLOs," non-mortgage and mortgage-related derivatives, equity investments in loan origination companies, and other strategic investments. We are externally managed and advised by our Manager, an affiliate of Ellington. Ellington is a registered investment adviser with a 24-year history of investing in the credit markets.
We conduct all of our operations and business activities through the Operating Partnership. As of September 30, 2019, we have an ownership interest of approximately 97.8% in the Operating Partnership. The remaining ownership interest of approximately 2.2% in the Operating Partnership represents the interests in the Operating Partnership that are owned by an affiliate of our Manager, our directors, and certain current and former Ellington employees and their related parties, and is reflected in our financial statements as a non-controlling interest.

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
Through September 30, 2019, our credit portfolio, which includes all of our investments other than RMBS for which the principal and interest payments are guaranteed by a U.S. government agency or a U.S. government-sponsored entity, or "Agency RMBS," has been the primary driver of our risk and return, and we expect that this will continue in the near- to medium-term. For more information on our targeted assets, see "—Our Targeted Asset Classes" below. We believe that Ellington's capabilities allow our Manager to identify attractive assets in these classes, value these assets, monitor and forecast the performance of these assets, and opportunistically hedge our risk with respect to these assets.
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
As detailed in Note 2 of the notes to our condensed consolidated financial statements, effective January 1, 2019, as a result of our prospective change in accounting, the naming conventions for repurchase agreements and reverse repurchase agreements were changed. Assets sold under agreements to be repurchased at an agreed-upon price and date, which were formerly referred to as "reverse repurchase agreements," are now referred to as "repurchase agreements," or "repos." Assets purchased under agreements to resell at an agreed-upon price and date, which were formerly referred to as "repurchase agreements," are now referred to as "reverse repurchase agreements," or "reverse repos." For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, we will use the naming conventions that took effect on January 1, 2019 in connection with our change in accounting.
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
We also use leverage in our credit strategy, albeit significantly less leverage than that used in our Agency RMBS strategy. Through September 30, 2019, we financed the vast majority of our Agency RMBS assets, and the majority of our credit assets, through repos, which we account for as collateralized borrowings. We expect to continue to finance the vast majority of our Agency RMBS through the use of repos. In addition to financing assets through repos, we also enter into other secured borrowing transactions, which are accounted for as collateralized borrowings, to finance certain of our loan assets. In addition, we have obtained, through the securitization markets, term financing for certain of our non-qualified mortgage, or "non-QM," loans, certain of our consumer loans, and certain of our leveraged corporate loans. We have also issued unsecured long-term debt.

As of September 30, 2019, outstanding borrowings under repos and Total other secured borrowings (which include Other secured borrowings and Other secured borrowings, at fair value, as presented on our Condensed Consolidated Balance Sheet) were $2.6 billion, of which approximately 58%, or $1.5 billion, relates to our Agency RMBS holdings. The remaining outstanding borrowings relate to our credit portfolio.
As of September 30, 2019, we also had $86.0 million outstanding of unsecured long-term debt, maturing in September of 2022, or the "Senior Notes." The Senior Notes bear interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. The indenture governing the Senior Notes contains a number of covenants, including several financial covenants. The Senior Notes were issued in connection with an exchange of our previously issued unsecured long-term debt (the "Old Senior Notes") on February 13, 2019 (the "Note Exchange"), in connection with our intended election to be taxed as a REIT. See Note 11 of the notes to our condensed consolidated financial statements as of September 30, 2019 for further detail on the Senior Notes and the Note Exchange.
As of September 30, 2019, our book value per share was $18.81. Our debt-to-equity ratio was 4.0:1 as of September 30, 2019. Our debt-to-equity ratio does not account for liabilities other than debt financings and does not include debt associated with securitization transactions accounted for as sales. Our recourse debt-to-equity ratio was 2.9:1 as of September 30, 2019.
During the nine-month period ended September 30, 2019 we repurchased 50,825 shares of our common stock at an average price per share of $15.39 and a total cost of $0.8 million. We did not repurchase any shares during the three-month period ended September 30, 2019. In addition to making discretionary repurchases, we from time to time use 10b5-1 plans to increase the number of trading days available to implement these repurchases.
On July 22, 2019, we completed a follow-on offering of 3,500,000 shares of our common stock, which generated net proceeds, after underwriters' discount and offering costs, of $60.7 million. On July 25, 2019, we issued an additional 525,000 shares of our common stock in connection with the exercise of the underwriters' option granted in the initial offering. The exercise of the underwriters' option resulted in net proceeds to us of an additional $9.1 million, after underwriters' discount and offering costs.
On October 22, 2019, we issued 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock"), of which 600,000 shares were issued pursuant to the exercise of the underwriters' over-allotment option. The issuance and sale of the 4,600,000 shares of Series A Preferred Stock resulted in total net proceeds to us of approximately $111.0 million, after underwriters' discount and offering costs.
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

Asset Class		Principal Assets
Agency RMBS	.	Whole pool pass-through certificates;
	.	Partial pool pass-through certificates;
	.	Agency collateralized mortgage obligations, or "CMOs," including interest only securities, or "IOs," principal only securities, or "POs," inverse interest only securities, or "IIOs"; and

CLOs	.	Retained tranches from CLO securitizations, including participating in the accumulation of the underlying assets for such securitization by providing capital to the vehicle accumulating assets; and

	.	Other CLO debt and equity tranches.

CMBS and Commercial Mortgage Loans	.	CMBS; and
	.	Commercial mortgage loans and other commercial real estate debt.

Consumer Loans and ABS	.	Consumer loans;
	.	ABS, including ABS backed by consumer loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Mortgage-Related Derivatives	.	To-Be-Announced mortgage pass-through certificates, or "TBAs";
	.	Credit default swaps, or "CDS," on individual RMBS, on the ABX, CMBX and PrimeX indices and on other mortgage-related indices; and
	.	Other mortgage-related derivatives.

Non-Agency RMBS	.	RMBS backed by prime jumbo, Alt-A, manufactured housing, and subprime mortgages;
	.	RMBS backed by fixed rate mortgages, Adjustable rate mortgages, or "ARMs," Option-ARMs, and Hybrid ARMs;
	.	RMBS backed by first lien and second lien mortgages;
	.	Investment grade and non-investment grade securities;
	.	Senior and subordinated securities;
	.	IOs, POs, IIOs, and inverse floaters;
	.	Collateralized debt obligations, or "CDOs";
	.	RMBS backed by European residential mortgages, or "European RMBS"; and
	.	Retained tranches from securitizations in which we have participated.

Residential Mortgage Loans	.	Residential non-performing mortgage loans, or "NPLs";
	.	Re-performing loans, or "RPLs," which generally are loans that were modified and/or formerly NPLs where the borrower has resumed making payments in some form or amount;
	.	Residential "transition loans," such as residential bridge loans and residential "fix-and-flip" loans;
	.	Non-QM loans; and
	.	Retained tranches from securitizations to which we have contributed assets.

Other	.	Real estate, including commercial and residential real property;
	.	Strategic debt and/or equity investments in loan originators and mortgage-related entities;
	.	Corporate debt and equity securities and corporate loans;
	.	Mortgage servicing rights, or "MSRs";
	.	Credit risk transfer securities, or "CRTs"; and
	.	Other non-mortgage-related derivatives.

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
CLOs
CLOs are a form of asset-backed security collateralized by syndicated corporate loans. We have retained, and may retain in the future, tranches from CLO securitizations for which we have participated in the accumulation of the underlying assets, typically by providing capital to a vehicle accumulating assets for such CLO securitization. Such vehicles may enter into warehouse financing facilities in order to facilitate such accumulation. Securitizations can effectively provide us with long-term, locked-in financing on the related collateral pool, with an effective cost of funds well below the expected yield on the collateral pool. Our CLO holdings may include both debt and equity interests.
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
Within both our loan acquisition and loan origination strategies, we generally focus on smaller balance loans and/or loan packages that are less-competitively-bid. These loans typically have balances that are less than $20 million, and are secured by real estate and, in some cases, a personal guarantee from the borrower.

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
The residential transition loans that we originate or purchase include: (i) "fix and flip" loans, which are made to real estate investors for the purpose of acquiring residential homes, making value-add improvements to such homes, and reselling the newly rehabilitated homes for a potential profit, and (ii) loans made to real estate investors for a "business purpose," such as purchasing a rental investment property, financing or refinancing a fully rehabilitated home awaiting sale, or securing short-term financing pending qualification for longer-term lower-rate financing. Our residential transition loans are always secured by non-owner occupied properties, and are typically structured as fixed-rate, interest-only loans with terms to maturity between 12 and 24 months. Our underwriting guidelines focus on both the "as is" and "as repaired" property values, borrower experience as a real estate investor, and asset verification.
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
Other Investment Assets
Our other investment assets include real estate, including residential and commercial real property, strategic debt and/or equity investments in loan originators, corporate debt and equity securities, corporate loans, CRTs, and other non-mortgage related derivatives. We do not typically purchase real property directly; rather, our real estate ownership usually results from foreclosure activity with respect to our acquired residential and commercial loans. We have made investments in loan originators and other related entities in the form of debt and/or equity and, to date, our investments have represented non-controlling interests. We have also entered into flow agreements with certain of the loan originators in which we have invested. We have not yet acquired mortgage servicing rights, but we may do so in the future.
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
Trends and Recent Market Developments
Market Overview

•
At its July 2019 meeting, as widely expected, the U.S. Federal Reserve, or the "Federal Reserve," reduced the target range for the federal funds rate by 25 basis points to 2.00%–2.25%, which was its first reduction since 2008. At its next meeting, in September 2019, the Federal Reserve reduced the target range by an additional 25 basis points, to 1.75%–2.00%. Notably, neither decision was unanimous among members of the Federal Reserve Open Market Committee, leaving the outlook for future reductions unclear.

•
Also at its July 2019 meeting, the Federal Reserve announced that it would end the tapering of its U.S. Treasury security reinvestments on August 1, 2019, two months earlier than previously planned. Additionally, it would reinvest principal payments from Agency RMBS into U.S. Treasury securities, up to $20 billion per month; and it would reinvest principal payments in excess of $20 billion into Agency RMBS.

•
During the week of September 16, 2019, interest rates on overnight repurchase agreements, or "repo," spiked to unusually high levels. In response, the Federal Reserve conducted overnight and term repo operations to provide liquidity to the repo market, and repo rates normalized as a result. To help prevent future spikes in overnight repo rates, the Federal Reserve announced in October that it would expand its ongoing purchases of short-term U.S. Treasury securities.

•
LIBOR rates, which drive many of our financing costs, declined again during the third quarter, with one-month LIBOR decreasing 38 basis points to end the quarter at 2.02%, and three-month LIBOR falling 23 basis points to 2.09%.

•
Medium-term and long-term interest rates also dropped again during the third quarter. The 2-year U.S. Treasury yield fell 13 basis points to end the third quarter at 1.62%, while the 10-year U.S. Treasury yield declined 34 basis points to 1.66%. From August 26th through September 2nd, 2-year and 10-year Treasury yields were inverted, which had not happened since June 2007. As of the end of the quarter, the entire 2-month through 5-year segment of the U.S. Treasury yield curve was inverted, with 2-month U.S. Treasury bills yielding 1.86%, and 5-year U.S. Treasury notes yielding 1.54%.

•	Mortgage rates continued to fall in the third quarter, with the Freddie Mac Survey 30-year mortgage rate decreasing 9 basis points to end the quarter at 3.64%.

•
During the quarter, prepayments continued to rise as mortgage rates declined. Overall Fannie Mae 30-year MBS prepayments steadily increased from a CPR of 12.8 in June, to 16.5 in July, 17.4 in August, and 19.3 in September. The Mortgage Bankers Association's Refinance Index, which measures refinancing application volumes, was up 14% quarter over quarter and 133% year over year, to its highest level since July 2016.

•
U.S. real GDP increased at an estimated annualized rate of 2.0% in the third quarter, which was the same rate of growth as that of the previous quarter. Total unemployment declined in the third quarter to 3.5%, compared to 3.7% at the end of the second quarter.

•
For the third quarter, the Bloomberg Barclays U.S. MBS Index generated a return of 1.43%, and a positive excess return (on a duration-adjusted basis) of 0.06% relative to the Bloomberg Barclays U.S. Treasury Index, reflecting that Agency RMBS slightly outperformed their benchmark hedging instruments during the quarter. The Bloomberg Barclays U.S. Corporate Bond Index generated a return of 3.35% and an excess return of 0.16%, while the Bloomberg Barclays U.S. Corporate High Yield Bond Index generated a return of 1.47% and an excess return of 0.28%.

The third quarter of 2019 followed a similar pattern to the previous quarter: a quiet first month preceded a volatile second month, and then markets recovered in the final month of the quarter. Changing market sentiment around trade negotiations, Federal Reserve policy, global growth prospects, and geopolitical tensions were the primary drivers of the fluctuations.
In July, the market was optimistic about U.S./China trade negotiations, and anticipated an interest rate cut by the Federal Reserve. During the month, the Dow Jones Industrial Average, or "DJIA," S&P 500, and NASDAQ indices all hit record highs. On July 31st, the Federal Reserve indeed cut short term rates by 25 basis points, and announced an end to its U.S. Treasury security portfolio runoff two months early.

Sentiment flipped in August and significant market volatility returned, as messaging from the Federal Reserve shifted hawkish, concerns over global growth intensified, and U.S. trade negotiations with China grew tense following China's devaluation of its currency. During the month, the Merrill Lynch Option Volatility Estimate Index, or "MOVE Index," hit a 3.5-year high, and the VIX volatility index spiked to its highest level since the beginning of the year. Meanwhile, domestic equities fell, interest rates plummeted, various parts of the yield curve inverted, and yield spreads on many fixed income assets fluctuated. Over the course of the month, the S&P 500 declined by 1.8% while the yield on the 10-year U.S. Treasury fell by 52 basis points, finishing the month below the yield on the 2-year U.S. Treasury.
The Federal Reserve responded to the increased volatility by pledging more monetary stimulus should the global slowdown damage the U.S. economy, while several central banks around the globe also responded, by cutting interest rates. Moving into September, volatility subsided; the VIX and MOVE indexes declined, domestic equities recovered, and U.S. Treasury yields rose. The European Central Bank cut its short-term rate in September, its first cut since 2016, and launched a quantitative easing program. Later in the month, the Federal Reserve cut its short term rate again, though the decision was not unanimous, clouding the outlook for future reductions. The DJIA, S&P 500, and NASDAQ equity indices posted positive returns for the month, and medium-term and long-term U.S. Treasury yields rose.
Portfolio Overview and Outlook
During the quarter, the size of both our credit and Agency portfolios increased as we deployed the proceeds from our follow-on common equity offering, which closed in July.
Our total long credit portfolio, including REO but excluding hedges and other derivative positions, increased 7.3% to $1.652 billion as of September 30, 2019, from $1.539 billion as of June 30, 2019. Excluding non-retained tranches of our consolidated non-QM securitization trusts, our total long credit portfolio increased 13.9% to $1.218 billion as of September 30, 2019, from $1.069 billion as of June 30, 2019. As shown below, most of the growth of our credit portfolio occurred in Residential Mortgage Loans and REO, primarily reflecting additional investments in our non-QM and residential transition loan portfolios.
As of September 30, 2019, our long Agency RMBS portfolio increased 16.9% to $1.565 billion, from $1.339 billion as of June 30, 2019.
Credit Summary (1)

	September 30, 2019		June 30, 2019
($ in thousands)	Fair Value	% of Total Long Credit Portfolio	Fair Value	% of Total Long Credit Portfolio
Dollar Denominated:
CLOs(2)	$70,762	4.3%	$78,225	5.1%
CMBS	39,522	2.4%	34,350	2.2%
Commercial Mortgage Loans and Real Estate Owned, or "REO"(3)(4)	322,371	19.5%	324,536	21.1%
Consumer Loans and ABS Backed by Consumer Loans(2)	193,293	11.7%	189,671	12.3%
Corporate Debt and Equity and Corporate Loans	23,178	1.4%	7,632	0.5%
Equity Investments in Loan Origination Entities	37,715	2.3%	35,588	2.3%
Non-Agency RMBS	109,594	6.6%	122,651	8.0%
Residential Mortgage Loans and REO(3)(5)	800,834	48.5%	665,594	43.3%
Non-Dollar Denominated:
CLO	4,256	0.3%	8,925	0.6%
CMBS	51	—%	3,308	0.2%
Consumer Loans and ABS Backed by Consumer Loans	578	—%	694	—%
Corporate Debt and Equity	30	—%	3,240	0.2%
RMBS(6)	49,439	3.0%	64,182	4.2%
Total Long Credit	$1,651,623	100.0%	$1,538,596	100.0%

(1)	This information does not include U.S. Treasury securities, interest rate swaps, TBA positions, or other hedge positions.

(2)	Includes equity investments in securitization-related vehicles.

(3)	As discussed in Note 2 of the notes to consolidated financial statements, REO is not considered a financial instrument and as a result is included at the lower of cost or fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.

(5)	Includes an investment in an unconsolidated entity holding residential mortgage loans.

(6)	Includes an investment in an unconsolidated entity holding European RMBS.
Strong net interest income from our credit portfolio continued to be the primary driver of earnings during the third quarter. Our best-performing credit strategies for the quarter included non-QM loans, residential transition mortgage loans, small-balance commercial mortgage loans, non-Agency RMBS, secondary CLOs, CMBS, and investments in mortgage originators. Investments in retained tranches in Ellington-sponsored CLOs underperformed during the quarter. In our credit portfolio, our interest rate hedges—which in the third quarter consisted primarily of interest rate swaps—generated small losses as interest rates declined, as did our credit hedges, which in the third quarter consisted primarily of derivative positions on high yield corporate credit and CMBX. We had net gains on our foreign currency hedges, which more than offset net losses on our foreign currency-related transactions and remeasurement.
Agency RMBS Summary

	September 30, 2019		June 30, 2019
($ in thousands)	Fair Value	% of Long Agency Portfolio	Fair Value	% of Long Agency Portfolio
Long Agency RMBS:
Fixed Rate	$1,382,313	88.3%	$1,186,311	88.6%
Floating Rate	11,180	0.7%	9,191	0.7%
Reverse Mortgages	134,466	8.6%	118,494	8.8%
IOs	37,048	2.4%	24,905	1.9%
Total Long Agency RMBS	1,565,007	100.0%	1,338,901	100.0%
During the third quarter, we also benefited from strong results in our Agency RMBS portfolio. The Agency strategy generated solid net interest income as well as net realized and unrealized gains, as interest rates declined and pay-ups on our specified pools increased. Pay-ups are price premiums for specified pools relative to their TBA counterparts. Similar to previous quarters, the decline in mortgage rates and associated increase in actual and projected prepayments drove the expansion of pay-ups. Average pay-ups on our specified pools increased to 1.43% as of September 30, 2019, as compared to 1.37% as of June 30, 2019.
Meanwhile, declining interest rates during the quarter led to losses on our interest rate hedges, and these hedging losses offset a portion of the gains on our Agency assets. During the quarter we continued to hedge interest rate risk in our Agency strategy, primarily through the use of short positions in interest rate swaps, TBAs, U.S. Treasury securities, and futures. In our interest rate hedging portfolio, the relative proportion, based on 10-year equivalents, of short positions in TBAs decreased slightly period over period relative to other hedging instruments. Ten-year equivalents for a group of positions represent the amount of 10-year U.S. Treasury securities that would be expected to experience a similar change in market value under a standard parallel move in interest rates.
As of both September 30, 2019 and June 30, 2019, the weighted average net pass-through rate on our fixed-rate specified pools was 4.1%. Portfolio turnover for our Agency strategy was approximately 23% for the current quarter (as measured by sales and excluding paydowns).
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

The following table summarizes the prepayment rates for our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) for the three-month periods ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018.

	Three-Month Period Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Three-Month Constant Prepayment Rates(1)	15.7%	12.8%	7.8%	7.5%	8.4%

(1)	Excludes Agency fixed-rate RMBS without any prepayment history.
The following table provides details about the composition of our portfolio of fixed-rate specified pools (excluding those backed by reverse mortgages) as of September 30, 2019 and June 30, 2019:

		September 30, 2019			June 30, 2019
	Coupon	Current Principal	Fair Value	Weighted Average Loan Age (Months)	Current Principal	Fair Value	Weighted Average Loan Age (Months)
		(In thousands)			(In thousands)
Fixed-rate Agency RMBS:
15-year fixed-rate mortgages:
	2.50	$50,000	$50,483	55	$—	$—	—
	3.00	64,657	66,349	63	68,591	70,059	60
	3.50	54,825	57,248	41	58,146	60,354	39
	4.00	5,816	6,140	56	4,916	5,141	65
	4.50	1,692	1,772	102	1,779	1,859	99
Total 15-year fixed-rate mortgages		176,990	181,992	54	133,432	137,413	52
20-year fixed-rate mortgages:
	4.50	820	881	70	839	896	46
Total 20-year fixed-rate mortgages		820	881	70	839	896	46
30-year fixed-rate mortgages:
	3.00	17,410	17,860	31	8,438	8,570	46
	3.28	106	108	87	107	108	84
	3.50	271,359	282,868	24	214,770	222,498	26
	3.75	2,025	2,116	26	2,123	2,200	23
	4.00	401,543	424,189	28	480,775	504,401	26
	4.50	177,223	189,221	27	170,802	181,090	26
	5.00	229,209	246,393	15	81,716	87,390	31
	5.50	29,303	31,534	16	34,015	36,445	14
	6.00	4,745	5,151	37	4,917	5,300	34
Total 30-year fixed-rate mortgages		1,132,923	1,199,440	24	997,663	1,048,002	26
Total fixed-rate Agency RMBS		$1,310,733	$1,382,313	27	$1,131,934	$1,186,311	29
Our net Agency premium as a percentage of the fair value of our specified pool holdings is one metric that we use to measure the overall prepayment risk of our specified pool portfolio. Net Agency premium represents the total premium (excess of market value over outstanding principal balance) on our specified pool holdings less the total premium on related net short TBA positions. The lower our net Agency premium, the less we believe that our specified pool portfolio is exposed to market-wide increases in Agency RMBS prepayments. Our net Agency premium as a percentage of fair value of our specified pool holdings was approximately 2.9% and 3.2% as of September 30, 2019 and June 30, 2019, respectively. These figures take into account the net short TBA positions that we use to hedge our specified pool holdings, which had a notional value of $876.0 million and a fair value of $915.2 million as of September 30, 2019, as compared to a notional value of $592.2 million and a fair value of $613.9 million as of June 30, 2019. Excluding these TBA hedging positions, our Agency premium as a percentage of fair value was approximately 5.4% and 4.9% as of September 30, 2019 and June 30, 2019, respectively. Our Agency premium percentage and net Agency premium percentage may fluctuate from period to period based on a variety of factors, including market factors such as interest rates and mortgage rates, and, in the case of our net Agency premium percentage, based on the degree to which we hedge prepayment risk with short TBA positions. We believe that our focus on purchasing pools with specific prepayment characteristics provides a measure of protection against prepayments.
Financing
The following table details our borrowings outstanding and debt-to-equity ratios as of September 30, 2019 and June 30, 2019:

	As of
($ in thousands)	September 30, 2019	June 30, 2019
Recourse(1) Borrowings:
Repurchase Agreements	$1,845,742	$1,550,219
Other Secured Borrowings	14,541	14,255
Senior Notes, at par	86,000	86,000
Total Recourse Borrowings	$1,946,283	$1,650,474
Debt-to-Equity Ratio Based on Total Recourse Borrowings(1)	2.9:1	2.8:1
Debt-to-Equity Ratio Based on Total Recourse Borrowings Excluding U.S. Treasury Securities	2.9:1	2.8:1
Non-Recourse(2) Borrowings:
Repurchase Agreements	$210,680	$165,287
Other Secured Borrowings	76,610	87,670
Other Secured Borrowings, at fair value(3)	438,629	475,816
Total Recourse and Non-Recourse Borrowings	$2,672,202	$2,379,247
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings	4.0:1	4.0:1
Debt-to-Equity Ratio Based on Total Recourse and Non-Recourse Borrowings Excluding U.S. Treasury Securities	4.0:1	4.0:1

(1)
Excludes borrowings at certain unconsolidated entities that are recourse to us. Including such borrowings, our debt-to-equity ratio based on total recourse borrowings is 3.0:1 and 2.8:1 as of September 30, 2019 and June 30, 2019, respectively.

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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or "Dodd-Frank Act," bank capital treatment of repo transactions has become more onerous, thereby making it less attractive for banks to provide certain forms of repo financing. While large banks still dominate the repo market, many non-bank firms, not subject to the same regulations as large banks, are also active in providing repo financing. The vast majority of our outstanding repo financing is still provided by larger banks and dealers; however, we have also entered into repos with smaller non-bank dealers. In general, we continue to see strong appetite and competitive terms from both types of lenders.
Our debt-to-equity ratio including repos, Total other secured borrowings, and our Senior Notes, was 4.0:1, excluding repos on U.S. Treasury securities, as of both September 30, 2019 and June 30, 2019. Although we added financing during the third quarter to accommodate our larger credit and Agency portfolios, our equity also increased over the course of the quarter as a result of the follow-on equity offering, and our debt-to-equity ratio was essentially unchanged. Our recourse debt-to-equity ratio increased slightly over the course of the quarter, to 2.9:1 from 2.8:1.
Our debt-to-equity ratio may fluctuate period over period based on portfolio management decisions, market conditions, capital markets activities, and the timing of security purchase and sale transactions.

Our financing costs include interest expense related to our repo borrowings, Total other secured borrowings, and Senior Notes. The average cost of funds of our repo borrowings and Total other secured borrowings was 3.12% for the three-month period ended September 30, 2019, as compared to 3.43% for the three-month period ended June 30, 2019. The interest rates on our repo borrowings and Other secured borrowings are based on, or correlated with, LIBOR. Our overall borrowing costs decreased primarily because of the decline in LIBOR.
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
Recent Accounting Pronouncements
Refer to the notes to our condensed consolidated financial statements for a description of relevant recent accounting pronouncements.

Financial Condition
The following table summarizes our investment portfolio(1) as of September 30, 2019.

(In thousands)	Fair Value
Long:
Credit:
Dollar Denominated:
CLO(2)	$70,762
CMBS	39,522
Commercial Mortgage Loans and REO(3)(4)	322,371
Consumer Loans and ABS backed by Consumer Loans(2)	193,293
Corporate Debt and Equity and Corporate Loans	23,178
Equity Investments in Loan Origination Entities	37,715
Non-Agency RMBS	109,594
Residential Mortgage Loans and REO(3)(5)	800,834
Non-Dollar Denominated:
CLO(2)	4,256
CMBS	51
Consumer Loans and ABS backed by Consumer Loans	578
Corporate Debt and Equity	30
RMBS(6)	49,439
Agency:
Fixed-Rate Specified Pools	1,382,313
Floating-Rate Specified Pools	11,180
IOs	37,048
Reverse Mortgage Pools	134,466
Total Long	$3,216,630
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	$(473)
Government Debt:
Dollar Denominated	(26,730)
Non-Dollar Denominated	(9,706)
Total Short	$(36,909)

(1)	For more detailed information about the investments in our portfolio, please see the notes to condensed consolidated financial statements.

(2)	Includes equity investments in securitization-related vehicles.

(3)	REO is not eligible to elect the fair value option as described in Note 2 of the notes to condensed consolidated financial statements and, as a result, is included at the lower of cost or fair value.

(4)	Includes investments in unconsolidated entities holding small balance commercial mortgage loans and REO.

(5)	Includes an investment in an unconsolidated entity holding residential mortgage loans.

(6)	Includes an investment in an unconsolidated entity holding European RMBS.

The following table summarizes our investment portfolio(1) as of December 31, 2018.

(In thousands)	Fair Value
Long:
Credit:
Dollar Denominated:
CLO(2)	$123,893
CMBS	18,426
Commercial Mortgage Loans and REO(3)	245,536
Consumer Loans and ABS Backed by Consumer Loans(2)	209,922
Corporate Debt and Equity	15,316
Debt and Equity Investments in Loan Origination Entities	37,067
Non-Agency RMBS	153,214
Residential Mortgage Loans and REO	498,126
Non-Dollar Denominated:
CMBS	15,482
Consumer Loans and ABS Backed by Consumer Loans	884
Corporate Debt and Equity	10,810
RMBS(4)	160,342
Agency:
Fixed-Rate Specified Pools	884,870
Floating-Rate Specified Pools	5,496
IOs	29,516
Reverse Mortgage Pools	55,475
TBAs	474,860
Government:
Dollar Denominated	76
Total Long	2,939,311
Reverse repos
Dollar Denominated	41,530
Non-Dollar Denominated	19,744
Total Repurchase Agreements	61,274
Short:
Credit:
Dollar Denominated:
Corporate Debt and Equity	(23,462)
Agency:
TBAs	(772,964)
Government:
Dollar Denominated	(34,817)
Non-Dollar Denominated	(19,334)
Total Short	(850,577)
Net Total	$2,150,008

(1)	For more detailed information about the investments in our portfolio, please refer to the Consolidated Condensed Schedule of Investments contained in our consolidated financial statements.

(2)	Includes equity investment in a securitization-related vehicle.

(3)	Includes equity investment in a limited liability company holding small balance commercial mortgage loans.

(4)	Includes RMBS secured by non-performing loans and REO, and an investment in an entity holding a securitization call right.

The following table summarizes our financial derivatives portfolio(1)(2) as of September 30, 2019.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$1,090	$(33,210)	$(32,120)	$3,030
Total Net Mortgage-Related Derivatives	1,090	(33,210)	(32,120)	3,030
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	133,287	(230,105)	(96,818)	(6,270)
Total Return Swaps on Corporate Bond Indices and Corporate Debt(3)	6,154	(38,210)	(32,056)	(686)
Total Net Corporate-Related Derivatives	139,441	(268,315)	(128,874)	(6,956)
Interest Rate-Related Derivatives:
TBAs	28,789	(865,786)	(836,997)	(762)
Interest Rate Swaps	132,273	(583,914)	(451,641)	(8,675)
U.S. Treasury Futures(4)	—	(20,900)	(20,900)	285
Eurodollar Futures(5)	—	(21,000)	(21,000)	(67)
Total Interest Rate-Related Derivatives				(9,219)
Other Derivatives:
Foreign Currency Forwards(6)	—	(10,952)	(10,952)	114
Foreign Currency Futures(7)	—	(12,128)	(12,128)	199
Total Net Other Derivatives				313
Net Total				$(12,832)

(1)	For more detailed information about the financial derivatives in our portfolio, please refer to Note 8 of the notes to condensed consolidated financial statements.

(2)
In the table above, fair value of certain derivative transactions are shown on a net basis. The accompanying financial statements separate derivative transactions as either assets or liabilities. As of September 30, 2019, derivative assets and derivative liabilities were $12.7 million and $(25.6) million, respectively, for a net fair value of $(12.8) million, as reflected in "Net Total" above.

(3)	Notional value represents the face amount of the underlying asset.

(4)	Notional value represents the total face amount of U.S. Treasury securities underlying all contracts held. As of September 30, 2019, a total of 209 short U.S. Treasury futures contracts were held.

(5)	Every $1,000,000 in notional value represents one contract.

(6)	Short notional value represents U.S. Dollars to be received by us at the maturity of the forward contract.

(7)	Notional value represents the total face amount of currency futures underlying all contracts held. As of September 30, 2019, a total of 89 short foreign currency futures contracts were held.

The following table summarizes our financial derivatives portfolio(1)(2) as of December 31, 2018.

	Notional			Net Fair Value
(In thousands)	Long	Short	Net
Mortgage-Related Derivatives:
CDS on MBS and MBS Indices	$15,527	$(59,393)	$(43,866)	$7,439
Total Net Mortgage-Related Derivatives	15,527	(59,393)	(43,866)	7,439
Corporate-Related Derivatives:
CDS on Corporate Bonds and Corporate Bond Indices	83,060	(316,383)	(233,323)	(11,597)
Total Return Swaps on Corporate Equities(3)	—	(17,740)	(17,740)	1
Total Return Swaps on Corporate Bond Indices(4)	—	(11,230)	(11,230)	(6)
Total Net Corporate-Related Derivatives	83,060	(345,353)	(262,293)	(11,602)
Interest Rate-Related Derivatives:
Interest Rate Swaps	143,007	(425,413)	(282,406)	3,831
U.S. Treasury Futures(5)	—	(151,600)	(151,600)	—
Eurodollar Futures(6)	—	(98,000)	(98,000)	(53)
Total Interest Rate-Related Derivatives				3,778
Other Derivatives:
Foreign Currency Forwards(7)	—	(17,299)	(17,299)	(114)
Foreign Currency Futures(8)	—	(47,931)	(47,931)	(302)
Other(9)	n/a	n/a	n/a	(4)
Total Net Other Derivatives				(420)
Net Total				$(805)

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
As of September 30, 2019, our Condensed Consolidated Balance Sheet reflected total assets of $3.6 billion and total liabilities of $3.0 billion. Our portfolios of investments in securities, loans, unconsolidated entities, and financial derivatives as well as real estate owned included in total assets were $3.2 billion as of September 30, 2019. Our investments in securities sold short and financial derivatives included in total liabilities were $62.5 million as of September 30, 2019. As of September 30, 2019, investments in securities sold short consisted principally of short positions in sovereign bonds and U.S. Treasury securities, which we primarily use to hedge the risk of rising interest rates and foreign currency risk.
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
As of September 30, 2019, as a result of our prospective change of accounting, TBAs are classified as financial derivatives, rather than investments, as was the case as of December 31, 2018. Typically, we hold a net short position in TBAs. The amounts of net short TBAs, as well as of other hedging instruments, may fluctuate according to the size of our investment portfolio as well as according to how we view market dynamics as favoring the use of one hedging instrument or another. As of

September 30, 2019 and December 31, 2018, we had a net short notional TBA position of $837.0 million and $293.7 million, respectively.
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
We have entered into repos to finance many of our assets. As of September 30, 2019 indebtedness outstanding on our repos was approximately $2.1 billion. As of September 30, 2019, our assets financed with repos consisted of Agency RMBS of $1.6 billion and credit assets of $800.6 million. As of September 30, 2019, outstanding indebtedness under repos was $1.5 billion for Agency RMBS and $556.2 million for credit assets. As of December 31, 2018, indebtedness outstanding on our repos was approximately $1.5 billion. As of December 31, 2018, our assets financed with repos consisted of Agency RMBS of $972.7 million, credit assets of $815.1 million, and U.S. Treasury securities of $0.3 million. As of December 31, 2018 outstanding indebtedness under repos was $917.3 million for Agency RMBS, $581.3 million for credit assets, and $0.3 million for U.S. Treasury securities.
Our repos bear interest at rates that have historically moved in close relationship to LIBOR. We account for our repos as collateralized borrowings. In addition to our repos, as of September 30, 2019 we had Total other secured borrowings of $529.8 million, used to finance $600.5 million of non-QM loans and REO and consumer loans. This compares to Total other secured borrowings of $412.0 million as of December 31, 2018, used to finance $483.5 million of non-QM and consumer loans. In addition to our secured borrowings, we had $86.0 million of Senior Notes outstanding as of September 30, 2019 and $86.0 million of Old Senior Notes outstanding as of December 31, 2018.
As of September 30, 2019 and December 31, 2018 our debt-to-equity ratio was 4.0:1 and 3.4:1, respectively. Our recourse debt-to-equity ratio was 2.9:1 as of September 30, 2019. See the discussion in "—Liquidity and Capital Resources" below for further information on our borrowings.
Equity
As of September 30, 2019, our equity increased by approximately $73.8 million to $669.0 million from $595.2 million as of January 1, 2019. This increase principally consisted of net proceeds from the issuance of common stock of $69.8, net income for the nine-month period ended September 30, 2019 of $48.9 million, and contributions from our non-controlling interests of approximately $16.9 million. These increases were partially offset by dividends declared of $44.1 million, distributions to non-controlling interests of approximately $17.3 million, and payments to repurchase shares of common stock of $0.8 million. Stockholders' equity, which excludes the non-controlling interests related to the minority interest in the Operating Partnership as well as the minority interests of our joint venture partners, was $635.4 million as of September 30, 2019.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2019:

(In thousands except per share amounts)	Three-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
Interest Income (Expense)
Interest income	$39,985	$114,548
Interest expense	(19,954)	(57,275)
Net interest income	20,031	57,273
Other Income (Loss)
Realized and unrealized gains (losses) on securities and loans, net	9,887	47,935
Realized and unrealized gains (losses) on financial derivatives, net	(7,887)	(40,986)
Realized and unrealized gains (losses) on real estate owned, net	1,143	670
Other, net	539	4,349
Total other income (loss)	3,682	11,968
Expenses
Base management fee to affiliate (Net of fee rebates of $503 and $1,458, respectively)	1,942	5,324
Other investment related expenses	3,287	11,917
Other operating expenses	2,566	9,713
Total expenses	7,795	26,954
Net Income (Loss) before Income Tax Expense and Earnings from investments in unconsolidated entities	15,918	42,287
Income tax expense (benefit)	2	378
Earnings from investments in unconsolidated entities	2,796	6,947
Net Income (Loss)	18,712	48,856
Net Income (Loss) Attributable to Non-Controlling Interests	1,419	3,511
Net Income (Loss) Attributable to Common Stockholders	$17,293	$45,345
Net Income (Loss) Per Common Share	$0.53	$1.47

The following table summarizes our results of operations for the three- and nine-month periods ended September 30, 2018:

(In thousands except per share amounts)	Three-Month Period Ended September 30, 2018	Nine-Month Period Ended September 30, 2018
Investment Income
Interest income	$35,300	$95,333
Other income	1,046	2,857
Total investment income	36,346	98,190
Expenses
Base management fee to affiliate (Net of fee rebates of $423 and $950, respectively)	1,830	5,829
Incentive fee to affiliate	424	715
Interest expense	15,678	40,624
Other investment related expenses	4,384	11,107
Other operating expenses	2,352	7,004
Total expenses	24,668	65,279
Net investment income	11,678	32,911
Net realized and change in net unrealized gain (loss) on investments	(4,821)	7,980
Net realized and change in net unrealized gain (loss) on other secured borrowings	(358)	840
Net realized and change in net unrealized gain (loss) on financial derivatives, excluding currency hedges	652	7,671
Net realized and change in net unrealized gain (loss) on financial derivatives—currency hedges	825	3,285
Net foreign currency gain (loss)	(502)	(1,706)
Net increase (decrease) in equity resulting from operations	7,474	50,981
Less: Net increase (decrease) in equity resulting from operations attributable to non-controlling interests	813	2,089
Net increase (decrease) in shareholders' equity resulting from operations	$6,661	$48,892
Net increase (decrease) in shareholders' equity resulting from operations per share	$0.22	$1.58
Core Earnings
In connection with our conversion to a corporation and intended election to be taxed as a REIT (the "REIT Conversion"), we have included the calculation of Core Earnings. Prior to the REIT Conversion, we did not calculate Core Earnings. We calculate Core Earnings as U.S. GAAP net income (loss) as adjusted for: (i) realized and unrealized gain (loss) on securities and loans, REO, financial derivatives (excluding periodic settlements on interest rate swaps), other secured borrowings, at fair value, and foreign currency transactions; (ii) incentive fee to affiliate; (iii) Catch-up Premium Amortization Adjustment (as defined below); (iv) non-cash equity compensation expense; (v) miscellaneous non-recurring expenses; (vi) provision for income taxes; and (vii) certain other income or loss items that are of a non-recurring nature. For certain investments in unconsolidated entities, we include the relevant components of net operating income in Core Earnings. The Catch-up Premium Amortization Adjustment is a quarterly adjustment to premium amortization triggered by changes in actual and projected prepayments on our Agency RMBS (accompanied by a corresponding offsetting adjustment to realized and unrealized gains and losses). The adjustment is calculated as of the beginning of each quarter based on our then-current assumptions about cashflows and prepayments, and can vary significantly from quarter to quarter.
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
The following table provides U.S. GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to Core Earnings for the three- and nine-month periods ended September 30, 2019.

(In thousands, except per share amounts)	Three-Month Period Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
Net income (loss)	$18,712	$48,856
Income tax expense	2	378
Net income (loss) before income tax expense	18,714	49,234
Adjustments:
Realized (gains) losses on securities and loans, net	(3,368)	3,460
Realized (gains) losses on financial derivatives, net	9,360	31,850
Realized (gains) losses on real estate owned, net	(1,165)	(1,205)
Unrealized (gains) losses on securities and loans, net	(6,519)	(51,395)
Unrealized (gains) losses on financial derivatives, net	(1,473)	9,136
Unrealized (gains) losses on real estate owned, net	22	535
Other realized and unrealized (gains) losses (1)	1,112	672
Net realized gains (losses) on periodic settlements of interest rate swaps	82	852
Net unrealized gains (losses) on accrued periodic settlements of interest rate swaps	171	(60)
Non-cash equity compensation expense	116	346
Catch-up Premium Amortization Adjustment	1,508	2,911
Debt issuance costs related to Other secured borrowings, at fair value	—	1,671
Miscellaneous non-recurring expenses(2)	16	1,333
(Earnings) losses from investments in unconsolidated entities (3)	(1,823)	(3,490)
Total Core Earnings	16,753	45,850
Core Earnings attributable to non-controlling interests	1,316	3,444
Core Earnings Attributable to Common Stockholders	$15,437	$42,406
Core Earnings Attributable to Common Stockholders, per share	$0.47	$1.38

(1)
Includes realized and unrealized gains (losses) on foreign currency and unrealized gain (loss) on other secured borrowings, at fair value, included in Other, net, on the Condensed Consolidated Statement of Operations.

(2)	Miscellaneous non-recurring expenses consist mostly of professional fees related to the REIT Conversion.

(3)	Adjustment represents, for certain investments in unconsolidated entities, the net realized and unrealized gains and losses of the underlying investments of such entities.
Results of Operations for the Three-Month Periods Ended September 30, 2019 and 2018
Net Income (Loss) Attributable to Common Stockholders
For the three-month period ended September 30, 2019 we had Net Income (Loss) Attributable to Common Stockholders of $17.3 million. We had Interest income of $40.0 million, Interest expense of $20.0 million, Total other income (loss) of $3.7 million, Earnings from investments in unconsolidated entities of $2.8 million, and Total expenses of $7.8 million, less Net Income Attributable to Non-Controlling Interests of $1.4 million.
Summary of Net Increase in Shareholders' Equity from Operations
For the three-month period ended September 30, 2018 we had a net increase in shareholders' equity resulting from operations of $6.7 million. We had interest income of $35.3 million, other income of $1.0 million, net realized and unrealized losses of $(4.2) million, and total expenses of $24.7 million, less net increase (decrease) in equity resulting from operations attributable to non-controlling interests of $0.8 million.

Interest Income
Interest income was $40.0 million for the three-month period ended September 30, 2019, as compared to $35.3 million for the three-month period ended September 30, 2018. Interest income for both periods includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the three-month period ended September 30, 2019, interest income from our credit portfolio was $29.6 million, as compared to $25.4 million for the three-month period ended September 30, 2018. This period-over-period increase was primarily due to the larger size of the credit portfolio for the three-month period ended September 30, 2019, partially offset by lower average asset yields on this portfolio.
For the three-month period ended September 30, 2019, interest income from our Agency RMBS was $9.7 million, as compared to $7.9 million for the three-month period ended September 30, 2018. This period-over-period increase was primarily due to the larger size of the Agency portfolio for the three-month period ended September 30, 2019, partially offset by lower average asset yields on this portfolio.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the three-month periods ended September 30, 2019 and 2018:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Three-month period ended September 30, 2019	$29,623	$1,429,975	8.29%	$9,736	$1,394,913	2.79%	$39,359	$2,824,888	5.57%
Three-month period ended September 30, 2018	$25,367	$1,192,691	8.51%	$7,873	$979,157	3.22%	$33,240	$2,171,848	6.12%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the three-month period ended September 30, 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(1.5) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our total portfolio was 5.79% for the three-month period ended September 30, 2019. By comparison, for the three-month period ended September 30, 2018 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $(0.2) million. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield on our total portfolio for the three-month period ended September 30, 2018 was 6.15%.
Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $20.0 million for the three-month period ended September 30, 2019, as compared to $15.7 million for the three-month period ended September 30, 2018. The period-over-period increase was primarily due to (i) an increase in our total borrowings, in connection with the growth of our portfolio, (ii) higher average rates on our repo and other secured borrowings, and (iii) a higher proportion of our total borrowings consisting of borrowings used to finance loan assets, which have higher borrowing costs.

The table below summarizes the components of interest expense for the three-month periods ended September 30, 2019 and 2018.

	For the Three-Month Period Ended
(In thousands)	September 30, 2019	September 30, 2018
Repos and Total other secured borrowings	$18,493	12,855
Senior Notes (1)	1,248	1,195
Securities sold short (2)	131	1,590
Other (3)	82	38
Total	$19,954	15,678

(1)
Amount includes the related amortization of debt issuance costs. For the three-month period ended September 30, 2019, amount includes interest expense on the Senior Notes. For the three-month period ended September 30, 2018, amount includes interest expense on the Old Senior Notes.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)
Primarily includes interest expense on our counterparties' cash collateral held by us, and reverse repos with negative interest rates, which can occur when we borrow certain bonds that we have sold short.

The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the three-month periods ended September 30, 2019 and 2018.

	For the Three-Month Period Ended
	September 30, 2019			September 30, 2018
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$1,028,341	$10,142	3.91%	$780,921	$7,488	3.80%
Agency RMBS	1,320,588	8,351	2.51%	899,659	5,087	2.24%
Subtotal(1)	2,348,929	18,493	3.12%	1,680,580	12,575	2.97%
U.S. Treasury Securities	15	—	0.98%	54,080	280	2.05%
Total	$2,348,944	$18,493	3.12%	$1,734,660	$12,855	2.94%
Average One-Month LIBOR			2.18%			2.11%
Average Six-Month LIBOR			2.11%			2.53%

(1)	Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.05% for the three-month period ended September 30, 2019 and to 2.86% for the three-month period ended September 30, 2018. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.52% and 3.26% for the three-month periods ended September 30, 2019 and 2018, respectively. If we were to exclude the impact of the Catch-up Premium Amortization Adjustment, our net interest margin for the three-month periods ended September 30, 2019 and 2018 would be 2.74% and 3.29%, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.
Base Management Fees
For the three-month period ended September 30, 2019, the gross base management fee, which is based on total equity at the end of each quarter, was $2.4 million, and our Manager credited us with rebates on our base management fee of $0.5 million, resulting in a net management fee of $1.9 million. For the three-month period ended September 30, 2018, the gross base management fee was $2.3 million, and our Manager credited us with rebates on our base management fee of $0.4 million, resulting in a net management fee of $1.8 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees. The period-over-period increase in gross base management fee was primarily due to the increase in equity at September 30, 2019 as compared to September 30, 2018, resulting from our common stock offering completed in July 2019.

Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the three-month period ended September 30, 2019, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Incentive fee incurred for the three-month period ended September 30, 2018 was $0.4 million. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the three-month periods ended September 30, 2019 and 2018 other investment related expenses were $3.3 million and $4.4 million, respectively. The decrease in other investment related expenses was primarily due to a decrease in dividend expense on common stock sold short and a decrease in certain expenses on our loan portfolios, in particular servicing expense.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $2.6 million for the three-month period ended September 30, 2019 as compared to $2.4 million for the three-month period ended September 30, 2018. The increase in other operating expenses for the three-month period ended September 30, 2019 was due to an increase in compensation expense as well as increases in other operating expenses.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan originations, as well as realized gains (losses) on foreign currency transactions, and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the three-month period ended September 30, 2019, other income was $3.7 million, consisting primarily of net realized and unrealized gains of $9.9 million on our securities and loans, net realized and unrealized gains of $1.1 million on our real estate owned, and gains included in Other, net of $0.5 million, partially offset by net realized and unrealized losses of $(7.9) million on our financial derivatives. Net realized and unrealized gains of $9.9 million on our securities and loans primarily resulted from net realized and unrealized gains on Agency RMBS, residential mortgage loans, non-Agency RMBS, CMBS, and small balance commercial loans and REO, partially offset by net realized and unrealized losses on CLOs, consumer loans, and corporate equity. Net realized and unrealized losses of $(7.9) million on our financial derivatives was primarily related to net realized and unrealized losses on interest rate swaps, TBAs, and futures.
Net Realized and Unrealized Gains (Losses) on Investments
During the three-month period ended September 30, 2018, we had net realized and unrealized losses on investments of $(4.8) million. Included in these investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
Net realized and unrealized losses on investments of $(4.8) million for the three-month period ended September 30, 2018 resulted principally from net realized and unrealized losses on Agency RMBS and UK non-conforming RMBS, partially offset by net realized and unrealized gains on TBAs, CMBS, and small balance commercial mortgage loans.
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the three-month period ended September 30, 2018, we had net realized and unrealized gains on our financial derivatives of $1.5 million. Our financial derivatives consisted of interest rate derivatives, used primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both used primarily to hedge credit risk, but also for non-hedging purposes. Our derivatives also included foreign currency forwards and futures, used to hedge foreign currency risk. Our interest rate derivatives were primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures.
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
Results of Operations for the Nine-Month Periods Ended September 30, 2019 and 2018
Net Income (Loss) Attributable to Common Stockholders
For the nine-month period ended September 30, 2019 we had Net Income (Loss) Attributable to Common Stockholders of $45.3 million. We had Interest income of $114.5 million, Interest expense of $57.3 million, Total other income (loss) of $12.0 million, Earnings from investments in unconsolidated entities of $6.9 million, Income tax expense of $0.4 million, and Total expenses of $27.0 million, less Net Income Attributable to Non-Controlling Interests of $3.5 million.
Summary of Net Increase in Shareholders' Equity from Operations
For the nine-month period ended September 30, 2018 we had a net increase in shareholders' equity resulting from operations of $48.9 million. We had interest income of $95.3 million, other income of $2.9 million, net realized and unrealized gains of $18.1 million, and total expenses of $65.3 million, less net increase (decrease) in equity resulting from operations attributable to non-controlling interests of $2.1 million.
Interest Income
Interest income was $114.5 million for the nine-month period ended September 30, 2019, as compared to $95.3 million for the nine-month period ended September 30, 2018. Interest income for both periods includes coupon payments received and accrued on our holdings, the net accretion and amortization of purchase discounts and premiums on those holdings, and interest on our cash balances, including those balances held by our counterparties as collateral.
For the nine-month period ended September 30, 2019, interest income from our credit portfolio was $86.0 million, as compared to $65.6 million for the nine-month period ended September 30, 2018. This period-over-period increase was primarily due to the larger size of the credit portfolio for the nine-month period ended September 30, 2019, as well as higher average asset yields on this portfolio.
For the nine-month period ended September 30, 2019, interest income from our Agency RMBS was $26.8 million, as compared to $22.9 million for the nine-month period ended September 30, 2018. This period-over-period increase was primarily due to the larger size of the Agency portfolio for the nine-month period ended September 30, 2019, partially offset by lower average asset yields on this portfolio.
The following table details our interest income, average holdings of yield-bearing assets, and weighted average yield based on amortized cost for the nine-month periods ended September 30, 2019 and 2018:

	Credit(1)			Agency(1)			Total(1)
(In thousands)	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield	Interest Income	Average Holdings	Yield
Nine-month period ended September 30, 2019	$86,029	$1,380,891	8.31%	$26,798	$1,210,975	2.95%	$112,827	$2,591,866	5.80%
Nine-month period ended September 30, 2018	$65,595	$1,075,728	8.13%	$22,911	$953,934	3.20%	$88,506	$2,029,662	5.81%

(1)
Amounts exclude interest income on cash and cash equivalents (including when posted as margin) and long positions in U.S. Treasury securities. Also excludes long holdings of corporate securities that represent components of certain relative value trading strategies.

Some of the variability in our interest income and portfolio yields is due to the Catch-up Premium Amortization Adjustment. For the nine-month period ended September 30, 2019, we had a negative Catch-up Premium Amortization Adjustment of approximately $(2.9) million, which decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our total portfolio was 5.95% for the nine-month period ended September 30, 2019. By comparison, for the nine-month period ended September 30, 2018 the Catch-up Premium Amortization Adjustment decreased interest income by approximately $(0.2) million, which only slightly decreased our interest income. Excluding the Catch-up Premium Amortization Adjustment, the weighted average yield of our total portfolio was 5.82% for the nine-month period ended September 30, 2018.

Interest Expense
Interest expense primarily includes interest on funds borrowed under repos and Total other secured borrowings, interest on our Senior Notes, coupon interest on securities sold short, the related net accretion and amortization of purchase discounts and premiums on those short holdings, and interest on our counterparties' cash collateral held by us. Our total interest expense increased to $57.3 million for the nine-month period ended September 30, 2019, as compared to $40.6 million for the nine-month period ended September 30, 2018. The period-over-period increase was primarily due to (i) an increase in our total borrowings, in connection with the growth of our portfolio, (ii) higher average rates on our repo and Other secured borrowings and (iii) a higher proportion of our total borrowings consisting of borrowings used to finance loan assets, which have higher borrowing costs.
The table below summarizes the components of interest expense for the nine-month periods ended September 30, 2019 and 2018.

	For the Nine-Month Period Ended
(In thousands)	September 30, 2019	September 30, 2018
Repos and Total other secured borrowings	$52,921	32,321
Senior Notes (1)	3,720	3,585
Securities sold short (2)	533	4,295
Other (3)	101	423
Total	$57,275	40,624

(1)
Amount includes the related amortization of debt issuance costs. For the nine-month period ended September 30, 2019, amount includes interest expense on the Senior Notes and the Old Senior Notes. For the nine-month period ended September 30, 2018, amount includes interest expense on the Old Senior Notes.

(2)	Amount includes the related net accretion and amortization of purchase discounts and premiums.

(3)
Primarily includes interest expense on our counterparties' cash collateral held by us, and reverse repos with negative interest rates, which can occur when we borrow certain bonds that we have sold short.

The following table summarizes our aggregate secured borrowings, which, other than Other secured borrowings, at fair value, carry interest rates that are based on, or correlated with, LIBOR, including repos and Total other secured borrowings, for the nine-month periods ended September 30, 2019 and 2018.

	For the Nine-Month Period Ended
	September 30, 2019			September 30, 2018
Collateral for Secured Borrowing	Average Borrowings	Interest Expense	Average Cost of Funds	Average Borrowings	Interest Expense	Average Cost of Funds
(In thousands)
Credit(1)	$998,151	$30,647	4.11%	$692,935	$18,977	3.66%
Agency RMBS	1,130,467	22,208	2.63%	877,482	13,008	1.98%
Subtotal(1)	2,128,618	52,855	3.32%	1,570,417	31,985	2.70%
U.S. Treasury Securities	3,664	66	2.41%	22,626	336	1.99%
Total	$2,132,282	$52,921	3.32%	$1,593,043	$32,321	2.71%
Average One-Month LIBOR			2.37%			1.91%
Average Six-Month LIBOR			2.45%			2.38%

(1)	Excludes U.S. Treasury Securities.
Among other instruments, we use interest rate swaps to hedge against the risk of rising interest rates. If we were to include as a component of our cost of funds the amortization of upfront payments and the actual and accrued periodic payments on our interest rate swaps used to hedge our assets, our total average cost of funds would decrease to 3.24% for the nine-month period ended September 30, 2019 and to 2.64% for the nine-month period ended September 30, 2018. Our net interest margin, defined as the yield on our portfolio of yield-bearing targeted assets (See—Interest Income above), less our cost of funds (including amortization of upfront payments and actual and accrued periodic payments on interest rate swaps as described above), was 2.56% and 3.17% for the nine-month periods ended September 30, 2019 and 2018, respectively. If we were to exclude the impact of the Catch-up Premium Amortization Adjustment, our net interest margin for the nine-month periods ended September 30, 2019 and 2018 would be 2.71% and 3.18%, respectively. These metrics do not include costs associated with other instruments that we use to hedge interest rate risk, such as TBAs and futures.

Base Management Fees
For the nine-month period ended September 30, 2019, the gross base management fee, which is based on total equity at the end of each quarter, was $6.8 million, and our Manager credited us with rebates on our base management fee of $1.5 million, resulting in a net management fee of $5.3 million. For the nine-month period ended September 30, 2018, the gross base management fee was $6.8 million, and our Manager credited us with rebates on our base management fee of $1.0 million, resulting in a net management fee of $5.8 million. For each period, the base management fee rebates related to those of our CLO investments for which Ellington or one of its affiliates earned CLO management fees.
Incentive Fees
In addition to the base management fee, our Manager is also entitled to a quarterly incentive fee if our performance (as measured by adjusted net income, as defined in the management agreement) over the relevant rolling four quarter calculation period exceeds a defined return hurdle for the period. No incentive fee was incurred for the nine-month period ended September 30, 2019, since on a rolling four quarter basis, our income did not exceed the prescribed hurdle amount. Incentive fee incurred for the nine-month period ended September 30, 2018 was $0.7 million. Because our operating results can vary materially from one period to another, incentive fee expense can be highly variable.
Other Investment Related Expenses
Other investment related expenses consist of servicing fees on our mortgage and consumer loans, as well as various other expenses and fees directly related to our financial assets and certain financial liabilities carried at fair value. For the nine-month periods ended September 30, 2019 and 2018 other investment related expenses were $11.9 million and $11.1 million, respectively. The increase in other investment related expenses was primarily due to debt issuance costs, incurred in the current period, related to Other secured borrowings, at fair value, which were partially offset by a decrease in dividend expense on common stock sold short.
Other Operating Expenses
Other operating expenses consist of professional fees, compensation expense related to our dedicated or partially dedicated personnel, and various other operating expenses necessary to run our business. Other operating expenses exclude management and incentive fees, interest expense, and other investment related expenses. Other operating expenses were $9.7 million for the nine-month period ended September 30, 2019 as compared to $7.0 million for the nine-month period ended September 30, 2018. The increase in other operating expenses for the nine-month period ended September 30, 2019 was primarily due to an increase in professional fees related to our REIT Conversion and an increase in compensation expense.
Other Income (Loss)
Other income (loss) consists of net realized and unrealized gains (losses) on securities and loans, financial derivatives, and real estate owned. Other, net, another component of Other income (loss), includes rental income and income related to loan origination, as well as realized gains (losses) on foreign currency transactions and unrealized gains (losses) on foreign currency remeasurement and Other Secured Borrowings, at fair value. For the nine-month period ended September 30, 2019, other income was $12.0 million, consisting primarily of net realized and unrealized gains of $47.9 million on our securities and loans, gains included in Other, net of $4.3 million, and net realized and unrealized gains of $0.7 million on our real estate owned, partially offset by net realized and unrealized losses of $(41.0) million on our financial derivatives. Net realized and unrealized gains of $47.9 million on our securities and loans primarily resulted from net realized and unrealized gains on Agency RMBS, residential mortgage loans, and non-Agency RMBS and CMBS, partially offset by net realized and unrealized losses on CLOs, consumer loans, U.S. Treasury securities, and corporate debt and equity. Net realized and unrealized losses of $(41.0) million on our financial derivatives was primarily related to net realized and unrealized losses on interest rate swaps, TBAs, futures, CDS on corporate bond indices, and CDS on asset-backed indices, partially offset by net realized and unrealized gains on forwards.
Net Realized and Unrealized Gains (Losses) on Investments
During the nine-month period ended September 30, 2018, we had net realized and unrealized gains on investments of $8.0 million. Included in these investments are short positions in TBAs, U.S. Treasury securities, and sovereign securities, used primarily to hedge interest rate and/or prepayment risk with respect to our other investment holdings.
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
Net Realized and Unrealized Gains and (Losses) on Financial Derivatives
During the nine-month period ended September 30, 2018, we had net realized and unrealized gains on our financial derivatives of $11.0 million. Our financial derivatives consisted of interest rate derivatives, used primarily to hedge interest rate risk, and of credit derivatives and total return swaps, both used primarily to hedge credit risk, but also for non-hedging purposes. Our derivatives also included foreign currency forwards and futures, used to hedge foreign currency risk. Our interest rate derivatives were primarily in the form of net short positions in interest rate swaps, Eurodollar futures, and U.S. Treasury Note futures.
Net realized and unrealized gains of $11.0 million on our financial derivatives for the nine-month period ended September 30, 2018 resulted primarily from net gains on our interest rate swaps, CDS on corporate bonds, and futures, partially offset by net realized and unrealized losses on total return swaps and credit default swaps on asset-backed and corporate bond indices. Net realized and unrealized gains on our foreign currency hedges more than offset the net foreign exchange transaction and translation losses. Translation and transaction net losses were incurred in connection with our non-dollar denominated European assets.
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
The following summarizes our borrowings under repos by remaining maturity:

(In thousands)	September 30, 2019
Remaining Days to Maturity	Outstanding Borrowings	%
30 Days or Less	$458,951	22.3%
31 - 60 Days	605,870	29.5%
61 - 90 Days	548,859	26.7%
91 - 120 Days	123,168	6.0%
121 - 150 Days	2,417	0.1%
151 - 180 Days	19,108	0.9%
181 - 360 Days	108,752	5.3%
> 360 Days	189,297	9.2%
	$2,056,422	100.0%
Repos involving underlying investments that we sold prior to September 30, 2019, for settlement following September 30, 2019, are shown using their original maturity dates even though such repos may be expected to be terminated early upon settlement of the sale of the underlying investment.
The amounts borrowed under our repo agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a repo lender applies to the market value of an asset serving as collateral for a repo borrowing, for the purpose of determining whether such repo borrowing is adequately collateralized. As of September 30, 2019, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repo borrowings (excluding repo borrowings related to U.S. Treasury securities) was 28.8% with respect to credit assets, 5.1% with respect to Agency RMBS assets, and 13.1% overall. As of December 31, 2018 these respective weighted average contractual haircuts were 28.5%, 5.4%, and 15.9%.

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
As of September 30, 2019, we had $2.1 billion of borrowings outstanding under our repos. As of September 30, 2019, the remaining terms on our repos ranged from 1 day to 963 days, with a weighted average remaining term of 120 days. Our repo borrowings were with a total of 26 counterparties as of September 30, 2019. As of September 30, 2019, our repos, excluding those on U.S. Treasury securities, had a weighted average borrowing rate of 2.75%. As of September 30, 2019, our repos had interest rates ranging from 0.11% to 5.36%. Investments transferred as collateral under repos had an aggregate fair value of $2.4 billion as of September 30, 2019.
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
The following table details total outstanding borrowings, average outstanding borrowings, and the maximum outstanding borrowings at any month end for each quarter under repos for the past twelve quarters:

Quarter Ended	Borrowings Outstanding at Quarter End	Average Borrowings Outstanding	Maximum Borrowings Outstanding at Any Month End
	(In thousands)
September 30, 2019	$2,056,422	$1,796,310	$2,056,422
June 30, 2019	1,715,506	1,769,909	1,962,866
March 31, 2019	1,550,016	1,471,592	1,550,016
December 31, 2018	1,498,849	1,509,819	1,595,118
September 30, 2018	1,636,039	1,534,490	1,672,077
June 30, 2018	1,421,506	1,398,813	1,471,052
March 31, 2018	1,330,943	1,269,297	1,330,943
December 31, 2017(1)	1,209,315	1,050,018	1,209,315
September 30, 2017	1,029,810	1,078,165	1,133,586
June 30, 2017	1,119,238	1,121,884	1,213,525
March 31, 2017	1,086,271	1,083,251	1,157,648
December 31, 2016	1,033,581	989,453	1,033,581

(1)	At the end of 2017 we increased the size of our Credit portfolio by purchasing certain more liquid, lower-risk securities which we subsequently financed through repos.
In addition to our borrowings under repos, we have entered into various other types of transactions to finance certain of our non-QM and consumer loans; these transactions are accounted for as collateralized borrowings. As of September 30, 2019 we had outstanding borrowings related to such transactions in the amount of $529.8 million, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Condensed Consolidated Balance Sheet. As of September 30, 2019, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $600.5 million. As of December 31, 2018 we had outstanding borrowings related to such transactions in the amount of $412.0 million, which is reflected under the captions "Other secured borrowings" and "Other secured borrowings, at fair value" on the Consolidated Statement of Assets, Liabilities, and Equity. As of December 31, 2018, the fair value of non-QM and consumer loans collateralizing our Total other secured borrowings was $483.5 million. See Note 11 in the notes to our condensed consolidated financial statements as of September 30, 2019 and Note 7 in the notes to our consolidated financial statements as of December 31, 2018 for further information on our other secured borrowings.
As of September 30, 2019, we had $86.0 million outstanding of Senior Notes, maturing in September 2022 and bearing interest at a rate of 5.50%, subject to adjustment based on changes, if any, in the ratings of the Senior Notes. These Senior Notes were issued on February 13, 2019 in connection with the Note Exchange. As of December 31, 2018, we had $86.0 million outstanding of Old Senior Notes, which had an interest rate of 5.25%. See Note 11 in the notes to our condensed consolidated financial statements as of September 30, 2019 and Note 7 in the notes to our consolidated financial statements as of December 31, 2018 for further detail on the Senior Notes and the Old Senior Notes.
As of September 30, 2019, we had an aggregate amount at risk under our repos with 26 counterparties of approximately $331.8 million, and as of December 31, 2018, we had an aggregate amount at risk under our repos with 23 counterparties of approximately $306.4 million. Amounts at risk represent the excess, if any, for each counterparty of the fair value of collateral held by such counterparty over the amounts outstanding under repos. If the amounts outstanding under repos with a particular counterparty are greater than the collateral held by the counterparty, there is no amount at risk for the particular counterparty. Amount at risk as of September 30, 2019 and December 31, 2018 does not include approximately $3.0 million and $2.6 million, respectively, of net accrued interest receivable, which is defined as accrued interest on securities held as collateral less interest payable on cash borrowed.
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
As of September 30, 2019, we had an aggregate amount at risk under our derivative contracts, excluding TBAs, with 10 counterparties of approximately $22.3 million. We also had $12.9 million of initial margin for cleared over-the-counter, or "OTC," derivatives posted to central clearinghouses as of that date. As of December 31, 2018, we had an aggregate amount at risk under our derivatives contracts, excluding TBAs, with 12 counterparties of approximately $25.2 million. We also had $8.3 million of initial margin for cleared OTC derivatives posted to central clearinghouses as of that date. Amounts at risk under our derivatives contracts represent the excess, if any, for each counterparty of the fair value of our derivative contracts plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the financial derivatives plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We purchase and sell TBAs and Agency pass-through certificates on a when-issued or delayed delivery basis. The delayed delivery for these securities means that these transactions are more prone to market fluctuations between the trade date and the ultimate settlement date, and therefore are more vulnerable, especially in the absence of margining arrangements with respect to these transactions, to increasing amounts at risk with the applicable counterparties. As of September 30, 2019, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with seven counterparties of approximately $4.5 million. As of December 31, 2018, in connection with our forward settling TBA and Agency pass-through certificates, we had an aggregate amount at risk with five counterparties of approximately $1.7 million. Amounts at risk in connection with our forward settling TBA and Agency pass-through certificates represent the excess, if any, for each counterparty of the net fair value of the forward settling transactions plus our collateral held directly by the counterparty less the counterparty's collateral held by us. If a particular counterparty's collateral held by us is greater than the aggregate fair value of the forward settling transactions plus our collateral held directly by the counterparty, there is no amount at risk for the particular counterparty.
We held cash and cash equivalents of approximately $33.3 million and $44.7 million as of September 30, 2019 and December 31, 2018, respectively.
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
During the nine-month period ended September 30, 2019, we repurchased 50,825 shares at an average price per share of $15.39 and a total cost of $0.8 million; we did not repurchase any shares during the three-month period ended September 30, 2019. From inception of the current repurchase plan through November 1, 2019, we repurchased 411,915 shares at an average price per share of $15.34 and a total cost of $6.3 million.
On April 3, 2019, we commenced an "at-the-market" offering program, or "ATM program," by entering into equity distribution agreements with third party sales agents under which we are authorized to offer and sell shares of common stock from time to time with a maximum aggregate gross offering price of up to $150 million. Through November 1, 2019 we have not yet issued shares of common stock under the ATM program.
On July 22, 2019, we completed a follow-on offering of 3,500,000 shares of our common stock, which generated net proceeds, after underwriters' discount and offering costs, of $60.7 million. On July 25, 2019, we issued an additional 525,000 shares of our common stock in connection with the exercise of the underwriters' option granted in the initial offering. The exercise of the underwriters' option resulted in net proceeds to us of an additional $9.1 million, after underwriters' discount and offering costs.
On October 22, 2019, we issued 4,600,000 shares of 6.750% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.001 par value per share ("Series A Preferred Stock"), of which 600,000 shares were issued pursuant to the exercise of the underwriters' over-allotment option. Holders of the Series A Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, October 30, 2024, at a fixed rate equal to 6.750% per annum of the $25.00 per share liquidation preference and (ii) from and including October 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.196% per annum of the $25.00 per share liquidation preference. The Series A Preferred Stock is not redeemable by us prior to October 30, 2024, except under circumstances where it is necessary to allow us to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes and except in certain instances upon the occurrence of a change of control. The issuance and sale of the 4,600,000 shares of Series A Preferred Stock resulted in total net proceeds to us of approximately $111.0 million, after underwriters' discount and offering costs.
We may declare dividends based on, among other things, our earnings, our financial condition, the REIT qualification requirements of the Internal Revenue Code of 1986, as amended, our working capital needs and new opportunities. The declaration of dividends to our stockholders and the amount of such dividends are at the discretion of our Board of Directors.
The following table sets forth the dividend distributions authorized by the Board of Directors payable to shareholders and holders of Convertible Non-controlling Interest Units (as defined in Note 2 of the notes to condensed consolidated financial statements as of September 30, 2019) for the periods indicated below:
Nine-Month Period Ended September 30, 2019

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 14, 2019	$0.41	$12,496	March 1, 2019	March 15, 2019
March 11, 2019	0.14	4,267	March 29, 2019	April 25, 2019
April 5, 2019	0.14	4,267	April 30, 2019	May 28, 2019
May 7, 2019	0.14	4,267	May 31, 2109	June 25, 2019
June 7, 2019	0.14	4,267	June 28, 2019	July 25, 2019
July 8, 2019	0.14	4,831	July 31, 2019	August 26, 2019
August 7, 2019	0.14	4,831	August 30, 2019	September 25, 2019
September 9, 2019	0.14	4,833	September 30, 2019	October 25, 2019

Nine-Month Period Ended September 30, 2018

Declaration Date	Dividend Per Share	Dividend Amount	Record Date	Payment Date
		(In thousands)
February 6, 2018	$0.41	$12,850	March 1, 2018	March 15, 2018
May 2, 2018	0.41	12,650	June 1, 2018	June 15, 2018
August 1, 2018	0.41	12,651	August 31, 2018	September 17, 2018
On October 7, 2019, our Board of Directors approved a dividend in the amount of $0.14 per share payable on November 25, 2019 to stockholders of record as of October 31, 2019, and on November 7, 2019, our Board of Directors approved a dividend in the amount of $0.14 per share payable on December 26, 2019 to stockholders of record as of November 29, 2019.
For the nine-month period ended September 30, 2019, our operating activities provided net cash in the amount of $56.1 million and our investing activities used net cash in the amount of $713.3 million. Our repo activity used to finance many of our investments (including repayments, in conjunction with the sales of investments, of amounts borrowed under our repos) provided net cash of $569.3 million. We received $99.5 million in proceeds from the issuance of Total other secured borrowings, we used $51.4 million for principal payments on Other secured borrowings, and we used $1.0 million for Debt issuance costs, which were related to Other secured borrowings, at fair value. Thus our operating and investing activities, when combined with our repo financings, Other secured borrowings (net of repayments), used net cash of $40.8 million for the nine-month period ended September 30, 2019. We received proceeds from the issuance of common stock, net of offering costs paid, of $69.6 million and contributions from non-controlling interests provided cash of $16.9 million. We used $39.2 million to pay dividends, $17.3 million for distributions to non-controlling interests (our joint venture partners), and $0.8 million to repurchase common stock. As a result there was a decrease in our cash holdings of $11.7 million, from $45.1 million as of December 31, 2018 to $33.4 million as of September 30, 2019.
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
Based on our current portfolio, amount of free cash on hand, debt-to-equity ratio, and current and anticipated availability of credit, we believe that our capital resources will be sufficient to enable us to meet anticipated short-term and long-term liquidity requirements. However, the unexpected inability to finance our Agency RMBS portfolio would create a serious short-term strain on our liquidity and would require us to liquidate much of that portfolio, which in turn would require us to restructure our portfolio to maintain our exclusion from registration as an investment company under the Investment Company Act and to qualify and maintain our qualification as a REIT. Steep declines in the values of our credit assets financed using repos, or in the values of our derivative contracts, would result in margin calls that would significantly reduce our free cash position. Furthermore, a substantial increase in prepayment rates on our assets financed by repos could cause a temporary liquidity shortfall, because we are generally required to post margin on such assets in proportion to the amount of the announced principal paydowns before the actual receipt of the cash from such principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue additional debt or equity securities.
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
Contractual Obligations and Commitments
We are a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, an incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee. Such fees and expenses do not have fixed and determinable payments. For a description of the management agreement provisions, see Note 13 of the notes to our condensed consolidated financial statements as of September 30, 2019.
We have numerous contractual obligations and commitments related to our outstanding borrowings (see Note 11 of the notes to our condensed consolidated financial statements as of September 30, 2019) and related to our financial derivatives (see Note 8 of the notes to our condensed consolidated financial statements as of September 30, 2019).
See Note 21 of the notes to our condensed consolidated financial statements as of September 30, 2019 for further detail on our other contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment to provide funding to any such entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources that would be material to an investor in our securities. As such, we are not materially exposed to any market, credit, liquidity, or financing risk that could arise if we had engaged in such relationships. See Note 9, Note 10, and Note 13 of the notes to our condensed consolidated financial statements as of September 30, 2019 for further detail about a multi-seller consumer loan securitization transaction we entered into in August 2016.
At September 30, 2019 we have not entered into any repurchase agreements for which delivery of the borrowed funds is not scheduled until after period end.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary components of our market risk at September 30, 2019 are related to credit risk, prepayment risk, and interest rate risk. We seek to actively manage these and other risks and to acquire and hold assets that we believe justify bearing those risks, and to maintain capital levels consistent with those risks.
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
Prepayment Risk
Prepayment risk is the risk of change, whether an increase or a decrease, in the rate at which principal is returned in respect of fixed-income assets in our portfolio, including both through voluntary prepayments and through liquidations due to defaults and foreclosures. Most significantly, our portfolio is exposed to the risk of changes in prepayment rates of mortgage loans underlying our RMBS, and changes in prepayment rates of certain of our consumer loan holdings. This rate of prepayment is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Changes in prepayment rates will have varying effects on the different types of securities in our portfolio, and we attempt to take these effects into account in making asset management decisions. Additionally, increases in prepayment rates may cause us to experience losses on our interest only securities and inverse interest only securities, as those securities are extremely sensitive to prepayment rates. Prepayment rates, besides being subject to interest rates and borrower behavior, are also substantially affected by government policy and regulation. For example, the government sponsored HARP program, which was designed to encourage mortgage refinancings, was a steady contributor to Agency RMBS prepayment speeds from its inception in 2009 until its expiration at the end of 2018. Mortgage rates remain very low by historical standards, and as a result, prepayments continue to represent a meaningful risk, especially with respect to our Agency RMBS.

Interest Rate Risk
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We are subject to interest rate risk in connection with most of our assets and liabilities. For some securities in our portfolio, the coupon interest rates on, and therefore also the values of, such securities are highly sensitive to interest rate movements, such as inverse floating rate RMBS, which benefit from falling interest rates. Our repurchase agreements generally carry interest rates that are determined by reference to LIBOR or similar short-term benchmark rates for those same periods. Whenever one of our fixed-rate repo borrowings matures, it will generally be replaced with a new fixed-rate repo borrowing based on market interest rates prevailing at such time. Subject to qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act, we opportunistically hedge our interest rate risk by entering into interest rate swaps, TBAs, U.S. Treasury securities, Eurodollar futures, U.S. Treasury futures, and other instruments. In general, such hedging instruments are used to mitigate the interest rate risk arising from the mismatch between the duration of our financed assets and the duration of the liabilities used to finance such assets. The majority of this mismatch currently relates to our Agency RMBS.
The following sensitivity analysis table shows the estimated impact on the value of our portfolio segregated by certain identified categories as of September 30, 2019, assuming a static portfolio and immediate and parallel shifts in interest rates from current levels as indicated below.

(In thousands)	Estimated Change for a Decrease in Interest Rates by				Estimated Change for an Increase in Interest Rates by
	50 Basis Points		100 Basis Points		50 Basis Points		100 Basis Points
Category of Instruments	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity	Market Value	% of Total Equity
Agency RMBS	$10,932	1.63%	$21,214	3.17%	$(11,583)	(1.73)%	$(23,817)	(3.56)%
Non-Agency RMBS, CMBS, ABS and Loans	4,252	0.64%	8,677	1.3%	(4,078)	(0.61)%	(7,982)	(1.19)%
U.S. Treasury Securities, and Interest Rate Swaps, Options, and Futures	(12,327)	(1.84)%	(25,176)	(3.76)%	11,807	1.76%	23,090	3.45%
Mortgage-Related Derivatives	9	—%	20	—%	(8)	—%	(13)	—%
Corporate Securities and Derivatives on Corporate Securities	(3)	—%	(7)	—%	3	—%	6	—%
Repurchase Agreements, Reverse Repurchase Agreements, and Senior Notes	(2,265)	(0.34)%	(4,522)	(0.68)%	2,270	0.34%	4,544	0.68%
Total	$598	0.09%	$206	0.03%	$(1,589)	(0.24)%	$(4,172)	(0.62)%
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
The above analysis utilizes assumptions and estimates based on management's judgment and experience, and relies on financial models, which are inherently imperfect; in fact, different models can produce different results for the same securities. While the table above reflects the estimated impacts of immediate parallel interest rate increases and decreases on specific categories of instruments in our portfolio, we actively trade many of the instruments in our portfolio, and therefore our current or future portfolios may have risks that differ significantly from those of our September 30, 2019 portfolio estimated above. Moreover, the impact of changing interest rates on fair value can change significantly when interest rates change by a greater amount than the hypothetical shifts assumed above. Furthermore, our portfolio is subject to many risks other than interest rate risks, and these additional risks may or may not be correlated with changes in interest rates. For all of the foregoing reasons and others, the table above is for illustrative purposes only and actual changes in interest rates would likely cause changes in the actual fair value of our portfolio that would differ from those presented above, and such differences might be significant and adverse. See "—Special Note Regarding Forward-Looking Statements."
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 11, 2019, we granted 3,638 LTIP units to Thomas Robards, 3,638 LTIP units to Ronald I. Simon, Ph.D., 3,638 LTIP units to Edward Resendez, and 3,638 LTIP units to Lisa Mumford, as compensation for serving as directors. These grants were made pursuant to our 2017 Equity Incentive Plan and such grants were exempt from the registration requirements of the Securities Act based on the exemption provided in Section 4(a)(2) of the Securities Act.
Item 6. Exhibits

Exhibit	Description
10.12	Form of OP LTIP Unit Award for Directors

10.13	Form of OP LTIP Unit Award for Officers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial information from Ellington Financial Inc.'s Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, (vi) Consolidated Statement of Assets, Liabilities, and Equity, (vii) Consolidated Condensed Schedule of Investments, (viii) Consolidated Statement of Operations, (ix) Consolidated Statements of Changes in Equity, (x) Consolidated Statements of Cash Flows and (xi) Notes to Consolidated Financial Statements.

*	Furnished herewith. These certifications are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELLINGTON FINANCIAL INC.
Date:	November 8, 2019	By:	/s/ LAURENCE PENN
Laurence Penn Chief Executive Officer (Principal Executive Officer)

ELLINGTON FINANCIAL INC.
Date:	November 8, 2019	By:	/s/ JR HERLIHY
JR Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)